Form 10-Q
period 1994-03-31
PATRICK INDUSTRIES INC
filed 1995-05-12
CIK 76605

                                       FORM 10Q


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended March 31, 1995   Commission File Number 0-3922



                               PATRICK INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)




                  INDIANA                        35-1057796
          (State or other jurisdiction of     (I.R.S. Employer
           incorporated or organization)    Identification No.)




          1800 South 14th Street, Elkhart, IN          46516
          (Address of principal executive offices)   (ZIP Code)




          Registrant's telephone number, including area code (219) 294-7511


                                           NONE
          Former name, former address and former fiscal year, if changed since last report.


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X   No

          Shares of Common Stock Outstanding as of April 30, 1995:
          5,943,992

                         PATRICK INDUSTRIES, INC.



                                   INDEX


                                                                  Page No.

          PART I:  Financial Information

            Unaudited Condensed Balance Sheets
              March 31, 1995 & December 31, 1994                      3

            Unaudited Condensed Statements of Income
              Three Months Ended March 31, 1995 & 1994,               4

            Unaudited Condensed Statements of Cash Flows
              Three Months Ended March 31, 1995 & 1994                5

            Notes to Unaudited Condensed Financial Statements         6

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     7

          PART II:  Other Information                                10

            Signatures                                               11

          PART I:  FINANCIAL INFORMATION

                  PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                             (Unaudited)     (Note)
                                              MARCH 31     DECEMBER 31
                                                1995          1994
          ASSETS

          CURRENT ASSETS
            Cash                              $   481,911   $   666,986
            Accounts Receivable, Net           22,628,923    18,445,638
            Inventories                        38,425,221    36,087,900
            Other                                 186,227       291,194
          Total Current Assets                $61,722,282   $55,491,718

          OTHER ASSETS                        $ 5,259,193   $ 3,370,013
          CASH HELD IN ESCROW                 $ 3,315,307   $ 4,584,738

          PROPERTY AND EQUIPMENT              $48,375,434   $45,047,383
          LESS ACCUMULATED DEPRECIATION        21,974,782    21,225,209
                                              $26,400,652   $23,822,174
          Total Assets                        $96,697,434   $87,268,643


          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
            Current Maturities of
              Long-term Debt                  $ 1,700,000   $ 1,724,000
            Accounts Payable                   17,540,031    14,916,309
            Accrued Expenses and
              Taxes Payable                     5,070,784     3,840,354
          Total Current Liabilities           $24,310,815   $20,480,663

          LONG-TERM DEBT, LESS CURRENT
            MATURITIES                        $24,400,000   $21,150,000

          DEFERRED COMPENSATION
            OBLIGATIONS                       $   865,641   $   838,971

          DEFERRED TAX LIABILITIES            $ 1,360,000   $ 1,360,000

          SHAREHOLDERS' EQUITY
            Common Stock                      $21,463,422   $21,457,167
            Retained Earnings                  24,297,556    21,981,842
          Total Stockholders' Equity          $45,760,978   $43,439,009

            Total Liabilities and
             Stockholders' Equity             $96,697,434   $87,268,643

          NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

          See accompanying notes to Unaudited Condensed Financial Statements.

                              PATRICK INDUSTRIES, INC.
                      UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED
                                                        MARCH 31

                                                    1995          1994

          NET SALES                            $87,030,721    $ 76,897,509

          COST AND EXPENSES
            Cost of Goods Sold                 $75,060,101    $ 67,360,302
            Warehouse and Delivery Expenses      3,250,369       2,874,412
            Selling and Administrative
              Expenses                           4,576,174       3,532,077
            Financial Expenses, Net                347,764         224,013
                                               $83,234,408    $ 73,990,804


          INCOME BEFORE INCOME TAXES           $ 3,796,313    $  2,906,705

          INCOME TAXES                           1,480,600       1,133,600

          NET INCOME                           $ 2,315,713    $  1,773,105


          EARNINGS PER COMMON SHARE            $       .39    $        .29


          WEIGHTED AVERAGE NUMBER OF SHARES
           OUTSTANDING                           5,940,809        6,174,533


          See accompanying notes to Unaudited Condensed Financial Statements.

                               PATRICK INDUSTRIES, INC.
                           UNAUDITED CONDENSED STATEMENTS OF
                                       CASH FLOW

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     1995          1994

          CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                            $ 2,315,713  $ 1,773,105
            Adjustment to Reconcile Net Income
              to Net Cash:
                Depreciation and Amortization         769,601      683,049
                Other                                 (21,000)      11,150
            Change in Assets and Liabilities:
              Decrease (Increase) in:
           Accounts Receivable                     (3,919,057)  (6,071,241)
           Inventories                             (1,931,992)    (611,656)
           Other                                      118,262       (2,138)
              Increase (Decrease) in:
           Accounts Payable and Accrued Expenses    2,393,052      367,450
           Income Taxes Payable and Deferred Taxes  1,461,100    1,090,095
           Deferred Compensation                       26,670       24,720

             Net Cash Provided by (Used in)
               Operating Activities                $1,212,349  $(2,735,466)

          CASH FLOWS FROM INVESTING ACTIVITIES
            Capital Expenditures                  $(2,592,202) $(1,346,651)
            Acquisition of Assets of U.S. Door     (3,346,596)     ---
            Change in Cash Held in Escrow           1,269,431      ---
            Proceeds from Sale of Assets               21,000       18,850
            Other                                      18,688       20,408

              Net Cash (Used in) Investing
                Activities                        $(4,629,679) $(1,307,393)

          CASH FLOWS FROM FINANCING ACTIVITIES
            Net Borrowings Under Debt Agreements  $ 3,500,000  $ 3,725,000
            Sale of Common Stock                        6,255        2,294
            Principal Payments on Debt               (274,000)      ---


              Net Cash Provided by Financing
                Activities                         $3,232,255  $ 3,727,294

              (Decrease) in Cash and Cash
                Equivalents                        $ (185,075) $  (315,565)

          CASH and CASH EQUIVALENTS,
            BEGINNING                              $  666,986  $   465,460

          CASH and CASH EQUIVALENTS,
            ENDING                                 $  481,911  $   149,895

          See accompanying notes to Unaudited Condensed Financial Statements.

                               PATRICK INDUSTRIES, INC.
                   NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

          1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of March 31, 1995, and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994.

          2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1994 audited financial statements. The results of operations for the three months periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

          3. The inventories on March 31, 1995 and December 31, 1994 consist of the following classes:

                                                March 31    December 31
                                                  1995          1994

                  Raw Materials               $25,235,795   $23,630,848
                  Work in Process                 647,015       738,439
                  Finished                      3,044,051     3,618,587

                    Total Manufactured Goods  $28,926,861   $27,987,874

                     Distribution Products      9,498,360     8,100,026

                        TOTAL INVENTORIES     $38,425,221   $36,087,900


          4. The earnings per common share for the three months ended March 31, 1995 and 1994 have been computed based on the weighted average number of shares of common stock outstanding of 5,940,809 and 6,174,533 respectively. The number of shares reflect the results of the March 8, 1994 two for one Stock Split.

          5. On January 30, 1995, the Registrant purchased substantially all of the assets of U.S. Door, a manufacturer of wooden cabinet doors in Phoenix, Arizona, for $3,346,500. The transaction was accounted for as a purchase.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          GENERAL

               The economy and the industries served by the Registrant improved starting in 1992 as net sales increased by 28% over 1991, and in 1993 net sales increased 40% over 1992. In 1994, the Registrant continued its growth and recorded its highest annual sales of $331 million.

               The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of
          Operations:

                                                    Quarterly Ended

                                                        March 31,
                                                  1995     1994    1993

          Net Sales                               100.0%   100.0%  100.0%
          Cost of Sales                            86.3     87.6    87.4
          Gross Profit                             13.7     12.4    12.6
          Warehouse and Delivery                    3.7      3.7     3.9
          Selling, General & Administrative         5.3      4.6     5.3
          Operating Income                          4.7      4.1     3.4
          Net Income                                2.7      2.3     1.8


          RESULTS OF OPERATIONS

               Quarter Ended March 31, 1995 Compared to Quarter Ended March 31, 1994

               Net Sales. Net sales increased by $10.1 million, or 13.2%, from $76.9 million for the quarter ended March 31, 1994, to $87.0 million in the quarter ended March 31, 1995. This sales increase was attributable to increases in units produced by the manufactured housing, recreational vehicle and other building products industries served by the Registrant, and increased demand for Registrant's products. This increase, although less as a percentage than the previous two years first quarters, is further evidence of the continuing improvement in these industries.

               Gross Profit. Gross profit increased by $2.4 million, or 25.5%, from $9.5 million in the first quarter 1994, to $11.9 million in the first quarter 1995. As a percentage of net sales, gross profit increased from 12.4% in first quarter 1994 to 13.7% in 1995. This increase in gross profit resulted from fewer cost increases of certain of the Registrant's products during the period compared to 1994, and certain inventory items having cost below market cost.

               Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.4 million or 13.1%, from $2.9 million in 1994, to $3.3 million in the first quarter 1995. As a percentage of net sales, warehouse and delivery expenses remained the same at 3.7% for 1994 and 1995.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 29.6%, from $3.5 million in 1994, to $4.5 million in 1995. As a percentage of net sales, selling, general and administrative expenses increased from 4.6% in 1994 to 5.3% in 1995. This percentage increase is due to unusually large group insurance claims, additional personnel costs and other increased expenses because of the higher sales levels.

               Operating Income. Operating income increased by $1.0 million, or 32%, from $3.1 million in 1994, to $4.1 million in 1995. This increase is primarily attributable to the $2.4 million increase in gross profit. As a percentage of sales, operating income increased from 4.1% in 1994 to 4.7% in 1995.

               Interest Expense. Interest expense increased by $124,000 from $224,000 in 1994, to $348,000 in 1995. This increase was due to higher interest rates and higher average borrowing levels.

               Net Income. Net income increased by $0.5 million from $1.8 million in 1994, to $2.3 million in 1995. This increase in net income is primarily attributable to the factors described above.

               Quarter Ended March 31, 1994 Compared to Quarter Ended March 31, 1993

               Net Sales. Net sales increased by $21.9 million, or 39.9%, from $55.0 million for the quarter ended March 31, 1993, to $76.9 million in the quarter ended March 31, 1994. This sales increase was attributable to increases in units produced by the manufactured housing, recreational vehicle and other building products industries served by the Registrant, and increased demand for Registrant's products. This increase is further evidence of the continuing improvement in these industries.

               Gross Profit. Gross profit increased by $2.6 million, or 38.0%, from $6.9 million in the first quarter 1993, to $9.5 million in the first quarter 1994. As a percentage of net sales, gross profit decreased from 12.6% in first quarter 1993 to 12.4% in 1994. This decrease in gross profit resulted from cost increases and competitive pricing of certain of the Registrant's products during the period.

               Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.8 million, or 34.5%, from $2.1 million in 1993, to $2.9 million in the first quarter 1994. As a percentage of net sales, warehouse and delivery expenses decreased from 3.9% in 1993 to 3.7% in 1994. This percentage decrease is primarily due to increased sales volumes.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.6 million, or 21.2%, from $2.9 million in 1993, to $3.5 million in 1994. As a percentage of net sales, selling, general and administrative expenses decreased from 5.3% in 1993 to 4.6% in 1994. This percentage decrease is primarily due to increased sales volumes.

               Operating Income. Operating income increased by $1.2 million, or 68%, from $1.9 million in 1993, to $3.1 million in 1994. This increase is primarily attributable to the $2.6 million increase in gross profit. As a percentage of sales, operating income increased from 3.4% in 1993 to 4.1% in 1994.

               Interest Expense. Interest expense decreased by $18,000 from $242,000 in 1993, to $224,000 in 1994. This decrease was due to lower interest rates and lower average borrowing levels.

               Net Income. Net income increased by $0.8 million from $1.0 million in 1993, to $1.8 million in 1994. This increase in net income is primarily attributable to the factors described above.

          LIQUIDITY AND CAPITAL RESOURCES

               The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans and meet debt service requirements.

               The Registrant acquired property and equipment of $2.6 million and acquired substantially all of the assets of U.S. Door for $3.3 million during the quarter ended March 31, 1995.
          These were funded by a combination of cash provided by operations and net borrowings under credit agreements.

               The Registrant has a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. The Credit Agreement provides for a $10 million term loan with a maturity in February 1999 and a credit revolver loan of up to $10 million which matures in February 1997. At March 31, 1995, $9.0 million and $7.5 million were outstanding on the term loan and the credit revolver loan, respectively. Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

               The Registrant has also financed in late 1994 the acquisition of land, building, and equipment in Oregon with a $6,000,000 industrial revenue bond. At March 31, 1995, $2.7 million of the bond proceeds have been used for construction of the project and $3.3 million was held in escrow for future payments on the project.

               The Registrant believes that cash generated from operations, bond proceeds held in escrow and borrowings under its credit agreements will be sufficient to fund its working capital requirements and capital expenditures as currently contemplated.

          SEASONALITY

               Manufacturing operations in the manufactured housing and recreational vehicle industries tend to be seasonal and are generally at the highest levels when the climate is temperate. Accordingly, the Registrant's sales and profits are generally highest in the second and third quarters. However, due to dramatic increases in production of manufactured housing and recreational vehicles, the first quarter of 1994 and 1995 and the fourth quarters of 1993 and 1994 were unusual in their high sales and gross profit levels during those winter months when compared to prior years.

          INFLATION

               The Registrant does not believe that inflation had a material effect on results of operations for the periods presented.


               PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

                   None

          Item 2.  Changes in Securities

                   None

          Item 3.  Defaults upon Senior Securities

                   None

          Item 4.  Submission of Matters to a Vote of Security Holders

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   Ex-27 - Financial Data Schedule

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PATRICK INDUSTRIES, INC.
                                             (Registrant)




                                      _________________________________
          Date    May 12, 1995        /S/Mervin D. Lung
                                         Mervin D. Lung
                                         (Chairman of the Board)





                                      ________________________________
          Date    May 4, 1995         /S/David D. Lung
                                         David D. Lung
                                         (President)





                                      ________________________________
          Date    May 5, 1995         /S//Keith V. Kankel
                                          Keith V. Kankel
                                          (Vice President Finance)
                                          (Principal Accounting Officer)