Form 10-Q
period 1995-06-30
PATRICK INDUSTRIES INC
filed 1995-08-14
CIK 76605

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended June 30, 1995        Commission File Number 0-3922



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
    Yes   X     No

    Shares of Common Stock Outstanding as of July 31, 1995:  5,943,492



                                                      PATRICK INDUSTRIES, INC.



                                                                INDEX



    PART I:  Financial Information

      Unaudited Condensed Balance Sheets
        June 30, 1995 & December 31, 1994

      Unaudited Condensed Statements of Income
        Three Months Ended June 30, 1995 & 1994, and

        Six Months Ended June 30, 1995 & 1994

      Unaudited Condensed Statements of Cash Flows
        Six Months Ended June 30, 1995 & 1994

      Notes to Unaudited Condensed Financial Statements

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations

    PART II:  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures


    PART I:  FINANCIAL INFORMATION

                  PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                         (Unaudited)             (Note)
                                            JUNE 30            DECEMBER 31
                                             1995                 1994
        ASSETS
    CURRENT ASSETS
      Cash                             $   400,097       $   666,986
      Accounts Receivable, Net          22,728,186        18,445,638
      Inventories                       38,314,542        36,087,900
      Other                                342,626           291,194
        Total Current Assets           $61,785,451       $55,491,718

    OTHER ASSETS                       $ 5,170,931       $ 3,370,013
    CASH HELD IN ESCROW                $ 2,569,537       $ 4,584,738

    PROPERTY AND EQUIPMENT             $50,548,094       $45,047,383
    LESS ACCUMULATED DEPRECIATION       22,016,113        21,225,209
                                       $28,531,981       $23,822,174
        Total Assets                   $98,057,900       $87,268,643


        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Current Maturities of Long-term
        Debt                           $ 1,700,000       $ 1,724,000
      Accounts Payable                  15,083,660        14,916,309
      Accrued Expenses and Taxes
        Payable                          4,059,752         3,840,354
        Total Current Liabilities      $20,843,412       $20,480,663

    LONG-TERM DEBT, LESS CURRENT
      MATURITIES                       $26,650,000       $21,150,000

    DEFERRED COMPENSATION OBLIGATIONS  $   892,131       $   838,971
    DEFERRED TAX LIABILITIES           $ 1,485,000       $ 1,360,000

    SHAREHOLDERS' EQUITY
      Common Stock                     $21,463,422       $21,457,167
      Retained Earnings                 26,723,935        21,981,842
        Total Shareholders' Equity     $48,187,357       $43,439,009

          Total Liabilities and
           Shareholders' Equity        $98,057,900       $87,268,643

  NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

    See accompanying notes to Unaudited Condensed Financial Statements.



                             PATRICK INDUSTRIES, INC.
                     UNAUDITED CONDENSED STATEMENTS OF INCOME

                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                JUNE 30                        JUNE 30
                            1995        1994               1995       1994

    NET SALES             $92,559,763   $85,239,980    $179,590,484  $162,137,489
    COST AND EXPENSES
      Cost of Goods Sold  $80,063,957   $74,570,527    $155,124,058  $141,930,829
      Warehouse and
        Delivery            3,294,961     3,027,646       6,545,330     5,902,058
      Selling and
        Administrative      4,473,013     3,687,183       9,049,187     7,219,260
      Financial Expenses,
        Net                   361,618       193,989         709,382       418,002
                          $88,193,549   $81,479,345    $171,427,957  $155,470,149


    INCOME BEFORE INCOME
      TAXES               $ 4,366,214   $ 3,760,635    $  8,162,527  $  6,667,340

    INCOME TAXES            1,702,800     1,466,700       3,183,400     2,600,300

    NET INCOME            $ 2,663,414   $ 2,293,935    $  4,979,127  $  4,067,040


    EARNINGS PER COMMON
      SHARE               $       .45   $       .37    $        .84  $        .66


    WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING     5,943,492     6,174,030       5,942,157     6,174,281


    See accompanying notes to Unaudited Condensed Financial Statements.



                              PATRICK INDUSTRIES, INC.
                          UNAUDITED CONDENSED STATEMENTS OF
                                      CASH FLOW

                                                            SIX MONTHS ENDED
                                                                 JUNE 31
                                                           1995       1994
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                       $ 4,979,127  $ 4,067,040
      Adjustment to Reconcile Net Income to Net Cash:
        Depreciation and Amortization                    1,587,458    1,416,338
        Other                                              (23,967)      (3,600)
      Change in Assets and Liabilities:
        Decrease (Increase) in:
          Accounts Receivable                           (4,018,320)  (6,475,213)
          Inventories                                   (1,821,313)  (3,400,374)
          Other                                            (38,137)    (173,083)
        Increase (Decrease) in:
          Accounts Payable and Accrued Expenses            276,525    5,491,146
          Income Taxes Payable and Deferred Taxes          235,224      179,739
          Deferred Compensation                             53,160       49,440

            Net Cash Provided by
              Operating Activities                     $ 1,229,757  $ 1,151,433

    CASH FLOWS FROM INVESTING ACTIVITIES
      Capital Expenditures                             $(5,452,835) $(2,088,368)
      Acquisition of Assets of U.S. Door                (3,346,596)     ---
      Change in Cash Held in Escrow                      2,015,201   ---
      Other                                                 42,363       96,674

        Net Cash (Used in) Investing Activities        $(6,741,867) $(1,991,694)


    CASH FLOWS FROM FINANCING ACTIVITIES
      Net Borrowings Under Debt Agreements             $ 6,000,000  $ 2,249,000
      Sale of Common Stock                                   6,255        5,422
      Principal Payments on Debt                          (524,000)    (779,245)
      Reacquisition of Common Stock                          ---       (957,259)
      Cash Dividends                                      (237,034)      ---


        Net Cash Provided by Financing Activities      $ 5,245,221  $   517,918

        (Decrease) in Cash and Cash Equivalents        $  (266,889) $  (322,343)

    CASH and CASH EQUIVALENTS, BEGINNING               $   666,986  $   465,460

    CASH and CASH EQUIVALENTS, ENDING                  $   400,097  $   143,117



    See accompanying notes to Unaudited Condensed Financial Statements.




                              PATRICK INDUSTRIES, INC.
                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS`

    1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of June 30, 1995, and December 31, 1994, and the results of operations and cash flows for the three months and the six months ended June 30, 1995 and 1994.

    2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1994 audited financial statements. The results of operations for the three months and six months periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

    3. The inventories on June 30, 1995 and December 31, 1994 consist of the following classes:

                                                      June 30    December 31
                                                         1995          1994

                    Raw Materials                   $25,178,889   $23,630,848
                    Work in Process                     673,485       738,439
                    Finished                          2,966,826     3,618,587

                       Total Manufactured Goods     $28,819,200   $27,987,874

                    Distribution Products             9,495,342     8,100,026

                       TOTAL INVENTORIES            $38,314,542   $36,087,900


    4. The earnings per common share for the three months and six months ended June 30, 1995 and 1994 have been computed based on the weighted average number of shares of common stock. The weighted average number of shares outstanding was 5,943,492 for the three months and 5,942,157 for the six months ended June 30, 1995 and 6,174,030 for the three months and 6,174,281 for the six months ended June 30, 1994. The number of shares reflect the results of the March 8, 1994 two for one Stock Split.

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

         The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                                Three Months         Six Months
                                             Ended June 30       Ended June 30
                                             1995     1994       1995     1994

       Net Sales                            100.0%   100.0%     100.0%   100.0%

       Cost of Sales                         86.5     87.5       86.4     87.5
       Gross Profit                          13.5     12.5       13.6     12.5
       Warehouse and Delivery                 3.6      3.6        3.6      3.6
       Selling, General & Administrative      4.8      4.3        5.0      4.5
       Operating Income                       5.1      4.6        5.0      4.4
       Net Income                             2.9      2.7        2.8      2.5

    RESULTS OF OPERATIONS

         Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

         Net Sales. Net sales increased by $7.3 million, or 8.6% in this year's second quarter over the same 1994 period. this increase was primarily attributable to production unit increases in the Manufactured Housing industry and sales increases to Registrant's other building products industries. The Recreational Vehicle industry did not show production gains during this period.

         Gross Profit. Gross profit increased by $1.8 million, or 17.1% and as a percentage of net sales increased from 12.5% in 1994 to 13.5% in this year's second quarter. This increase in gross profit resulted from fewer cost increases of certain of the Registrant's products during the period compared to 1994, and certain inventory items having cost below current market cost.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $0.27 million, or 8.8%. This is 3.6% as a percentage to net sales for both the second quarter of 1995 and 1994. The increase in dollars is due primarily to the increase in sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.79 million, or 21.3%, in the 1995 second quarter. This increase is primarily the result of increases in marketing and sales commissions and other administrative wages as a result of the higher sales and profits.

         As a percentage of net sales, these expenses increased from 4.3% to 4.8% in the second quarter of 1995 as compared to 1994.

         Operating Income. Operating income increased by $.77 million, or 19.6%, from the second quarter of 1994 to the same 1995 quarter. This is due primarily to the increase in gross profit. As a percentage of net sales, operating income increased from 4.6% in the 1994 second quarter to 5.1% in the 1995 second quarter.

         Interest Expense. Interest expense increased $167,000 in the second quarter of 1995 due to higher borrowing levels.

         Net Income. Net income increased in the 1995 second quarter by $0.37 million, or 16.1% when compared to the same 1994 quarter. this increase is primarily due to the factors discussed above.

         Six Months Ended June 30, 1995 Compared to Six Months Ended June 30,
    1994

         Net Sales. Net sales increased by $17.5 million, or 10.8%, from the six months ended June 30, 1994, to the first six months of 1995. This sales increase was primarily attributable to production unit increases in the Manufactured Housing industry and Registrant sales increases to its other building products industries. The Recreational Vehicle industry did not show production gains in the 1995 first six months.

         Gross Profit. Gross profit increased by $4.3 million, or 21.1%, in the first six months of 1995 over 1994. As a percentage of net sales, gross profit increased from 12.5% in the 1994 six months to 13.6% in the 1995 six months. This increase in gross profit resulted from fewer cost increases of certain of the Registrant's products during the period compared to 1994, and certain inventory items having cost below current market cost.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.64 million, or 10.9%, from $5.9 million in the first six months of 1994, to $6.5 million in the 1995 six months. This increase is primarily the result of increased sales. As a percentage of net sales, warehouse and delivery expenses in the first six months of 1995 and 1994 were the same at 3.6%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.8 million, or 25.3%, from $7.2 million in the first six months of 1994, to $9.0 million in the 1995 six months. Such increase is primarily a result of increases in marketing and sales commissions and other administrative wages as a result of the higher sales and profits. As a percentage of net sales, selling, general and administrative expenses increased from 4.5% in the first six months of 1994 to 5.0% in the 1995 six months.

         Operating Income. Operating income increased by $1.8 million, or 25.2%, from $7.1 million in the first six months of 1994, to $8.9 million in the 1995 six months. This increase is primarily attributable to the increase in gross profit. As a percentage of sales, operating income increased from 4.4% in the first six months of 1994 to 5.0% in the 1995 six months.

         Interest Expense. Interest expense increased $291,000 in the first six months of 1995 due to higher borrowing levels.

         Net Income. Net income increased by $0.9 million, or 22.4%, from $4.1 million in the 1994 six months, to $5.0 million in the first six months of 1995. This increase in net income is primarily attributable to the factors discussed above.


    LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans and meet debt service requirements.

         The Registrant has a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. The Credit Agreement provides for a $10 million term loan with a maturity in February 1999 and a credit revolver loan of up to $13 million which matures in February 1997. At June 30, 1995, $8.75 million and $10 million were outstanding on the term loan and the credit revolver loan, respectively. Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

         The Registrant has also financed in late 1994 the acquisition of land, building, and equipment in Oregon with a $6,000,000 industrial revenue bond. At June 30, 1995, $3.3 million of the bond proceeds have been used for construction of the project and $2.6 million was held in escrow for future payments on the project.

         The Registrant believes that cash generated from operations, bond proceeds held in escrow and borrowings under its credit agreements will be sufficient to fund its working capital requirements and capital expenditures as currently contemplated.

         The Registrant has a commitment as of July 19, 1995 from an insurance company to purchase $18,000,000 of senior unsecured notes from the Registrant. The ten year notes will bear interest at 6.82%, with semi-annual interest payments and seven annual principal repayments beginning on the first day of the fourth year. The closing of this transaction is scheduled to occur in the third quarter. Upon closing, these funds will be used to reduce existing bank debt and for working capital needs.



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

             None

    Item 3.  Defaults upon Senior Securities

             None

    Item 4.  Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Shareholders of the Registrant was held on May 17, 1995.

             (b)  Not applicable.

             (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                   WITHHOLD
                           NAME                      FOR           AUTHORITY

                      Mervin D. Lung              4,960,204          10,141

                      Keith V. Kankel             4,960,022          10,323

                      John H. McDermott           4,960,862           9,483

                      Harold E. Wyland            4,960,462           9,883

                  2.  Not applicable.

            (d)   Not applicable.


    Item 5.  Other Information

             None

    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibit 27 - Financial Data Schedule

             (b)  No reports on Form 8-K were filed during the quarter.

                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PATRICK INDUSTRIES, INC.
                                                        (Registrant)



     Date    August 11, 1995                /S/Mervin D. Lung

                                              Mervin D. Lung
                                              (Chairman of the Board)






    Date    August 11, 1995                /S/David D. Lung
                                              David D. Lung
                                              (President)






    Date    August 11, 1995                /S/Keith V. Kankel
                                              Keith V. Kankel
                                              (Vice President Finance)
                                              (Principal Accounting Officer)