Form 10-Q
period 1995-09-30
PATRICK INDUSTRIES INC
filed 1995-11-14
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995    Commission File Number 0-3922



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
Yes   X     No

Shares of Common Stock Outstanding as of November 1, 1995:  5,951,866


                                                  PATRICK INDUSTRIES, INC.



                                      INDEX


                                                            Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 1995 & December 31, 1994                      3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 1995 & 1994, and
    Nine Months Ended September 30, 1995 & 1994                 4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1995 & 1994                 5

  Notes to Unaudited Condensed Financial Statements             6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         7

PART II:  Other Information                                    10

  Signatures                                                   11



PART I:  FINANCIAL INFORMATION

                PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                    (Unaudited)          (Note)
                                   SEPTEMBER 30        DECEMBER 31
                                       1995               1994
    ASSETS
CURRENT ASSETS
  Cash                             $    601,369      $   666,986
  Accounts Receivable, Net           27,390,890       18,445,638
  Inventories                        34,340,074       36,087,900
  Other                                 298,481          291,194
    Total Current Assets           $ 62,630,814      $55,491,718

INVESTMENTS AND OTHER ASSETS       $  7,164,646      $ 7,954,751

PROPERTY AND EQUIPMENT             $ 53,235,137      $45,047,383
LESS ACCUMULATED DEPRECIATION        22,434,342       21,225,209
                                   $ 30,800,795      $23,822,174

    Total Assets                   $100,596,255      $87,268,643


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-
    term Debt                      $    700,000      $ 1,724,000
  Accounts Payable                   15,394,431       14,916,309
  Accrued Expenses and Taxes
    Payable                           4,322,214        3,840,354
    Total Current Liabilities      $ 20,416,645      $20,480,663

LONG-TERM DEBT, LESS CURRENT
  MATURITIES                       $ 26,900,000      $21,150,000

DEFERRED COMPENSATION OBLIGATIONS  $    918,621      $   838,971

DEFERRED TAX LIABILITIES           $  1,550,000      $ 1,360,000

SHAREHOLDERS' EQUITY
  Common Stock                     $ 21,482,870      $21,457,167
  Retained Earnings                  29,328,119       21,981,842
    Total Shareholders' Equity     $ 50,810,989      $43,439,009

      Total Liabilities and
       Shareholders' Equity        $100,596,255      $87,268,643

NOTE: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30               SEPTEMBER 30

                                   1995        1994      1995         1994

NET SALES                      $94,125,637 $86,011,213 $273,716,121 $248,148,702
COST AND EXPENSES
  Cost of Goods Sold           $80,913,172 $74,840,589 $236,037,230 $216,771,418
  Warehouse and Delivery         3,436,484   3,173,078    9,981,814    9,075,136
  Selling and Administrative     4,801,757   3,673,039   13,850,944   10,892,299
  Financial Expenses, Net          316,132     228,718    1,025,514      646,720
                               $89,467,545 $81,915,424 $260,895,502 $237,385,573


INCOME BEFORE INCOME TAXES     $ 4,658,092 $ 4,095,789 $ 12,820,619  $10,763,129

INCOME TAXES                     1,816,000   1,597,300    5,000,000    4,197,600

NET INCOME                     $ 2,842,092 $ 2,498,489 $  7,820,619  $ 6,565,529


EARNINGS PER COMMON SHARE      $       .48 $       .41 $       1.32  $      1.07


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              5,947,431   6,058,770    5,943,991    6,135,353


See accompanying notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOW

                                            NINE MONTHS ENDED
                                               SEPTEMBER 30
                                            1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                             $ 7,820,619  $ 6,565,529
  Adjustment to Reconcile Net Income
     to Net Cash:
    Depreciation and Amortization          2,472,907    2,175,306
    Other                                  (142,038)    (126,742)
  Change in Assets and Liabilities:
    Decrease (Increase) in:
      Accounts Receivable                 (8,681,024)  (6,412,931)
      Inventories                          2,153,155   (8,242,065)
      Other                                    6,008     (139,443)
    Increase (Decrease) in:
      Accounts Payable and Accrued
       Expenses                              907,474    6,479,863
      Income Taxes Payable and Deferred
       Taxes                                 242,508      246,214
      Deferred Compensation                   79,650       74,160

        Net Cash Provided by
          Operating Activities           $ 4,859,259  $   619,891

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                   $(8,833,410) $(3,502,805)
  Acquisition of Assets of U.S. Door      (3,346,596)        ---
  Change in Cash Held in Escrow            2,603,959         ---
  Other                                      373,810       46,611

    Net Cash (Used in) Investing
     Activities                          $(9,202,237) $(3,456,194)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings Under Debt Agreements   $18,000,000  $ 5,250,000
  Sale of Common Stock                        25,703      286,521
  Principal Payments on Debt             (13,274,000)  (1,030,245)
  Reacquisition of Common Stock               ---      (1,917,874)
  Cash Dividends                            (474,342)      ---

    Net Cash Provided by Financing
     Activities                          $ 4,277,361  $ 2,588,402

    (Decrease) in Cash and Cash
     Equivalents                         $   (65,617) $  (247,901)

CASH and CASH EQUIVALENTS, BEGINNING     $   666,986  $   465,460

CASH and CASH EQUIVALENTS, ENDING        $   601,369  $   217,559



See accompanying notes to Unaudited Condensed Financial Statements.


                          PATRICK INDUSTRIES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of September 30, 1995, and December 31, 1994, and the results of operations and cash flows for the three months and the nine months ended September 30, 1995 and 1994.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1994 audited financial statements. The results of operations for the three months and nine months periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 1995 and December 31, 1994 consist of the following classes:

                                                September 30  December 31
                                                     1995          1994

                Raw Materials                   $22,630,329   $23,630,848
                Work in Process                     840,036       738,439
                Finished                          2,677,042     3,618,587

                   Total Manufactured Goods     $26,147,407   $27,987,874

                Distribution Products             8,192,667     8,100,026

                   TOTAL INVENTORIES            $34,340,074   $36,087,900

     The inventories are stated at the lower of cost, First-In, First-Out (FIFO) method, or market.

4. The earnings per common share for the three months and nine months ended September 30, 1995 and 1994 have been computed based on the weighted average number of shares of common stock. The weighted average number of shares outstanding was 5,947,431 for the three months and 5,943,991 for the nine months ended September 30, 1995 and 6,058,770 for the three months and 6,135,353 for the nine months ended September 30, 1994. The number of shares reflect the results of the March 8, 1994 two for one Stock Split.

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

     The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Income:

                                              Three Months        Nine Months
                                         Ended September 30   Ended September 30
                                             1995     1994       1995     1994

     Net Sales                               100.0%   100.0%     100.0%   100.0%

     Cost of Sales                            86.0     87.0       86.2     87.4
     Gross Profit                             14.0     13.0       13.8     12.6
     Warehouse and Delivery                    3.7      3.7        3.7      3.6
     Selling, General & Administrative         5.1      4.3        5.1      4.4
     Operating Income                          5.2      5.0        5.0      4.6
     Net Income                                3.0      2.9        2.9      2.7


RESULTS OF OPERATIONS

     Quarter Ended September 30, 1995 Compared to Quarter Ended September 30,
1994

     Net Sales. Net sales increased by $8.1 million, or 9.4% in this year's third quarter over the same 1994 period. This increase was primarily attributable to production unit increases in the Manufactured Housing industry, from whom the Registrant records 65% of its sales.

     Gross Profit. Gross profit increased by $2.0 million, or 18.3% and as a percentage of net sales increased from 13.0% in 1994 to 14.0% in this year's third quarter. This increase in gross profit resulted from more stabilized raw material costs and improvement in Workers Compensation insurance costs.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $0.26 million, or 8.3%. This is the same 3.7% as a percentage to net sales as the third quarter of 1994. The increase in dollars is due primarily to the increase in sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 30.7%, in the 1995 third quarter. This increase is primarily the result of increased wages at the manufacturing and distribution facilities and an increase in bad debt expense.

     As a percentage of net sales, these expenses increased from 4.3% to 5.1% in the third quarter of 1995 as compared to 1994.

     Operating Income. Operating income increased by $0.65 million, or 15%, from the third quarter of 1994 to the same 1995 quarter. This is due primarily to the increase in gross profit somewhat offset by the increases in Selling, General and Administrative Expenses. As a percentage of net sales, operating income increased from 5.0% in the 1994 third quarter to 5.2% in the 1995 third quarter.

     Interest Expense. Interest expense was higher in the 1995 third quarter because of higher rates and higher borrowing levels than in 1994.

     Net Income. Net income increased in the 1995 third quarter by $0.34 million, or 13.7% when compared to the same 1994 quarter. This increase is primarily due to the factors discussed above.

     Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

     Net Sales. Net sales increased by $25.6 million, or 10.3%, from the nine months ended September 30, 1994, to the first nine months of 1995. This sales increase was primarily attributable to production unit increases in the Manufactured Housing industry and Registrant sales to its other building products industries. The Manufactured Housing industry, which accounts for 65% of Registrant s sales, is producing at a rate 12% ahead of 1994.

     Gross Profit. Gross profit increased by $6.3 million, or 20%, in the first nine months of 1995 over 1994. As a percentage of net sales, gross profit increased from 12.6% in the 1994 nine months to 13.8% in the 1995 nine months. This increase in gross profit resulted from improvement in labor efficiency, more stabilized commodity markets, more favorable purchasing practices of the Registrant s raw materials, and an improvement in Workers Compensation insurance costs.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.9 million, or 10%, from $9.1 million in the first nine months of 1994, to $10 million in the 1995 nine months. This increase is primarily the result of increased sales. As a percentage of net sales, warehouse and delivery expenses increased from 3.6% in the first nine months of 1994 to 3.7% in the 1995 nine months.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.9 million, or 27.1%, from $10.9 million in the first nine months of 1994, to $13.8 million in the 1995 nine months.
Such increase is primarily a result of increased wages at the manufacturing and distribution facilities and an increase in bad debt expense. As a percentage of net sales, selling, general and administrative expenses increased from 4.4% in the first nine months of 1994 to 5.1% in the 1995 nine months.

     Operating Income. Operating income increased by $2.4 million, or 21.3%, from $11.4 million in the first nine months of 1994, to $13.8 million in the 1995 nine months. This increase is primarily attributable to the increase in gross profit, somewhat offset by the increases in selling, general and administrative expenses. As a percentage of sales, operating income increased from 4.6% in the first nine months of 1994 to 5.0% in the 1995 nine months.

     Interest Expense. Interest expense increased $0.37 million in the first nine months of 1995 due to higher borrowing balances and higher interest rates during the comparable periods.

     Net Income. Net income increased by $1.25 million, or 19.1%, from $6.6 million in the 1994 nine months, to $7.8 million in the first nine months of 1995. This increase in net income is primarily attributable to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans and meet debt service requirements.

     The Registrant, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments beginning March 15, 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

     The Registrant has a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. The Credit Agreement provides for a $10 million term loan with a maturity in February 1999 and a credit revolver loan of up to $13 million which matures in February 1997. In September, 1995 with funds from the private placement, the Registrant prepaid the term loan in full and paid the revolver outstanding balance. On October 31, 1995 the bank financing agreement was amended reducing the credit revolver loan availability to $5,000,000. Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

     The Registrant also financed in late 1994 the acquisition of land, building, and equipment in Oregon with a $6,000,000 industrial revenue bond. At September 30, 1995, $4.0 million of the bond proceeds have been used for construction of the project and $2.0 million was held in escrow for future payments on the project.

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

         (a)  Exhibit 27 Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PATRICK INDUSTRIES, INC.
                                                    (Registrant)






Date   November 13, 1995               /S/Mervin D. Lung
                                          Mervin D. Lung
                                          (Chairman of the Board)






Date   November 10, 1995               /S/David D. Lung
                                          David D. Lung
                                          (President)






Date   November 10, 1995               /S/Keith V. Kankel
                                          Keith V. Kankel
                                          (Vice President Finance)
                                          (Principal Accounting Officer)