Form 10-K405
period 1995-12-31
PATRICK INDUSTRIES INC
filed 1996-04-01
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file Number    0-3922

                               PATRICK INDUSTRIES, INC.
                  (Exact name of registrant as specified in its charter)


            Indiana                                   35-1057796
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    identification No.)


1800 South 14th Street, P.O. Box 638, Elkhart, Indiana       46515
(Address of principal executive offices)                   (ZIP code)


Registrant's telephone number, including area code:  (219) 294-7511

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X______ No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K   [X]



The aggregate market value of the voting stock held by non-affiliates of the registrant on March 11, 1996 (based upon the closing price on NASDAQ and an estimate that 78.5% of the shares are owned by non-affiliates) was $ 56,316,208.


As of March 11, 1996, 5,978,366 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

              Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1996 are incorporated by reference into Parts III of this Form 10-K.




                                           PART I

ITEM 1.  BUSINESS

           The Registrant is a leading manufacturer and supplier of building products and materials to the manufactured housing and recreational vehicle industries. In addition, the Registrant is expanding as a supplier to certain other industrial markets, such as furniture manufacturing, marine and the automotive aftermarket. The Registrant manufactures decorative vinyl and paper panels, cabinet doors, countertops, aluminum extrusions, drawer sides and wood adhesives. The Registrant is also an independent wholesale distributor of pre-finished wall and ceiling panels, particleboard, hardboard siding, passage doors, roofing products, building hardware, insulation and other related products.

           The Registrant has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Registrant believes that it is one of the few suppliers to the manufactured housing and recreational vehicle industries that has such a nationwide network. The Registrant maintains seven manufacturing plants and two distribution facilities near its principal offices in Elkhart, Indiana, and operates thirteen other warehouse and distribution centers and seventeen other manufacturing plants in thirteen states.

Strategy

           Over time, the Registrant has developed very strong working relationships with its key customers. In so doing, the Registrant has oriented its business and expansion to the needs of these customers. These customers include most of the larger manufactured housing and recreational vehicle manufacturers. The Registrant's customers generally demand high quality standards and a high degree of flexibility from their suppliers. The result has been that the Registrant focuses on maintaining and improving the quality of its manufactured products, and has developed a nationwide manufacturing and distribution presence in response to its customers' need for flexibility. As the Registrant explores new markets and industries, it believes that this nationwide network provides it with a strong foundation for expansion.

           The Registrant continually seeks to improve its position as a leading supplier to the manufactured housing and recreational vehicle industries and other industries to which its products, manufacturing processes or sales and distribution system are applicable. Currently, approximately 66% of the Registrant's sales are to the manufactured housing industry and the remaining 34% is split between the Recreational Vehicle and other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional and specific product line companies. Management has identified several tools which it expects to utilize to accomplish its operating strategies, including the following:

  Diversification into Additional Industries

           While the Registrant continually seeks to improve its position as a leading supplier to the manufactured housing and recreational vehicle industries, it is also seeking to expand its product lines into other industrial markets. Many of the Registrant's products such as its countertops, cabinet doors and shelving have application in the furniture and cabinetry markets. In addition, the manufacturing processes for the Registrant's aluminum extrusions are easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets, and the Registrant's adhesives are marketed for almost all industrial applications.

           Because industrial order size tends to be for larger numbers of units, the Registrant enjoys better production efficiencies for these orders. The Registrant believes that diversification into additional industries will reduce its vulnerability to the cyclicality of the Manufactured Housing and Recreational Vehicle industries. In addition, the Registrant believes that its nationwide manufacturing and distribution capabilities enable it to effectively serve the manufactured housing and recreational vehicle industries and position it for product expansion.

  Expansion of Manufacturing Capacity

           In the last 3 years, the Registrant has invested approximately $21.7 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, cabinet doors and industrial adhesives. In addition, the Registrant has invested $4.5 million to purchase existing businesses. The new capacity created by these investments has enabled the Registrant to capture additional margins on its products by bringing more efficiencies to its operations and will accommodate future growth in the Registrant's product lines and markets.

  Strategic Acquisitions and Expansion

           The Registrant supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Registrant, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. The Registrant completed the acquisition of a cabinet door manufacturer in 1995. Sales from this acquisition were approximately 1% of the Registrant's sales for 1995. In 1995 the Registrant expanded existing product lines with the opening of laminating facilities in Phoenix, Arizona and Valdosta, Georgia; and wood moulding operations in Elkhart, Indiana and Phoenix, Arizona; and a distribution center in Valdosta, Georgia.

Principal Products

           The Registrant distributes primarily prefinished wall and ceiling panels, particleboard, hardboard siding, passage doors, building hardware, insulation and other products. Through its manufacturing divisions, the Registrant fabricates decorative vinyl and paper panels, cabinet doors, countertops, wood mouldings, aluminum extrusions, drawer sides and wood adhesives.

           The product which during the last three years contributed more than 10% to total sales was pre-finished wall panels. The percentage contributions of such class of product to total sales was 39.0%, 41.9%, and 40.5% for the years ended December 31, 1995, 1994, and 1993 respectively.

          The Registrant has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Manufacturing Processes and Operations

           The Registrant's laminating facilities utilize various materials including gypsum, particleboard, plywood and fiberboard which are bonded by adhesives or a heat process to a number of products including vinyl, paper, foil and high pressure laminant. These laminated products are utilized to produce furniture, shelving, wall, counter and cabinet products with a wide variety of finishes and textures.

           The Registrant's metals division utilizes sophisticated technology to produce aluminum extrusions for framing and window applications. In addition, the Registrant's metals division extrudes running boards, accessories for pick-up trucks, marine industry products and construction-related materials.

           The Registrant manufactures two distinct cabinet door product lines. One product line is manufactured from raw lumber utilizing solid oak and other hardwood materials. The Registrant's other line of doors is made of laminated particleboard or plywood. The Registrant's doors are sold to the manufactured housing and recreational vehicle industries, and continue to gain acceptance with cabinet manufacturers and "ready-to-assemble" furniture manufacturers.

          The Registrant s wood adhesive division, which supplies adhesives used in all the Registrant s manufacturing processes and to outside industrial customers, is a process of mixing non-toxic non-hazardous chemicals with water to produce adhesives sold in tubes, pails, barrels, totes and rail tank cars.

Markets

           The Registrant is engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets.

  Manufactured Housing

           The manufactured housing industry has historically served as a more affordable alternative to the home buyer. Because of the relatively lower cost of construction as compared to site-built homes, manufactured homes traditionally have been one of the principal means for first-time home buyers to overcome the obstacles of large down payments and higher monthly mortgage payments. Manufactured housing also presents an affordable alternative to site-built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case with site-built homes.

           Manufactured homes are built in accordance with national and state building codes. Manufactured homes are factory-built and pulled on a chassis or other method to a site where they are installed, often permanently. Some manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles.

           The Manufactured Housing industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses and condominiums. In addition, interest rates, availability of financing, regional population and employment trends and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply since 1991, with increases in each of the last four years. The 1995 manufactured home unit shipments were 340,000 or an increase of 99% since 1991.

           These cycles have an historic precedent. The Registrant believes that the factors responsible for the national decline included weakness in the manufacturing, the agricultural and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the manufactured housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories and over-built housing markets in certain regions of the country, resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics have caused the manufactured housing cycle to change positively.

  Recreational Vehicles

           The Recreational Vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing general economic conditions which affect disposable income for leisure time activities. Fluctuations in interest rates and consumer confidence and concerns about the availability and price of gasoline have had an adverse impact on recreational vehicle sales. Recently the industry has been characterized by shifting demand towards lower-priced, higher-value products which appeal to economy-minded, value-conscious buyers.

           Recreational vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association. The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheels, motor homes and van conversions. These recreational vehicles are distinct from mobile homes, which are manufactured housing designed for permanent and semi-permanent residential dwelling.

           Conventional travel trailers and folding camping trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pick-up trucks or vans. They provide comfortable, self-contained living facilities for short periods of time. Conventional travel trailers and folding camping trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pick-up trucks, are constructed with a raised forward section that is attached to the bed area of the pick-up truck. This allows for a bi-level floor plan and more living space than a conventional travel trailer.

           A motor home is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom, dining and sleeping areas. Motor homes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities so that they can be occupied without being attached to utilities. Although they are not designed for permanent or semi-permanent living, motor homes do provide comfortable living facilities for short periods of time.

           Van conversions are conventional vans modified for recreational or other use.

           Sales of recreational vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for recreational vehicles in the past, and could adversely affect demand in the future. The recreational vehicle industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had an adverse impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence impacts adversely on the sale of leisure time products such as recreational vehicles.



  Other Markets

           Many of the Registrant's products, such as its countertops, laminated panels, cabinet doors and shelving, may be utilized in the furniture and cabinetry markets. Also, its manufacturing processes of aluminum extrusions are easily applied to the production of running boards and other accessories for pick-up trucks and vans, and the Registrant's adhesives are marketed in industrial adhesive markets.

           While demand in these industries also fluctuates with general economic cycles, the Registrant believes that these cycles are less severe than those in the manufactured housing and recreational vehicle industries. As a result, the Registrant believes that diversification into these new markets will reduce its reliance on the markets it has traditionally served and will mitigate the impact of their historical cyclical patterns on its operating results.

Marketing and Distribution

           The Registrant's sales are to manufactured housing and recreational vehicle manufacturers and other building products manufacturers. The Registrant has approximately 3,000 customers. The Registrant had two customers, Fleetwood Enterprises, Inc. and Skyline Corporation, who together accounted for 23.5% of the Registrant's total sales in 1995 and 29.3% in 1994. Ten other customers collectively accounted for approximately 29.4% of 1995 sales. The Registrant believes it has good relationships with its customers.

           Products for distribution are purchased in carload or truckload quantities, warehoused and then resold for delivery, generally by Registrant-owned trucks. Some of the Registrant's products are shipped directly from the suppliers to the customers. The Registrant typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Registrant's warehouses or customers. The Registrant's customers do not maintain long-term supply contracts, and the Registrant must bear the risk of accurate advance estimation of customer orders. The Registrant maintains a substantial inventory to satisfy these orders. The Registrant has no significant backlog of orders.

           The Registrant operates fifteen warehouse and distribution centers and twenty-four manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Idaho, Indiana, Kansas, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Registrant is able to minimize its intransit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers

           During the year ended December 31, 1995, the Registrant purchased approximately 66% of its raw materials and distributed products from twenty suppliers. The five largest suppliers accounted for approximately 33% of the Registrant's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard and other lumber products are available from many suppliers. Alternate sources of supply are available for all of Registrant's important materials.

Competition

           The manufactured housing and recreational vehicle industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality and service. The Registrant has several competitors in each of its classes of products, some of whom have substantially greater financial resources than the Registrant. Some manufacturers and suppliers of materials purchased by the Registrant also compete with it and sell directly to the same industries. Most of the Registrant's competitors compete with the Registrant on a regional basis. In order for a competitor to compete with the Registrant on a national basis, the Registrant believes that a substantial capital commitment and experienced personnel would be required. The industrial markets in which the Registrant continues to expand are also highly competitive.

Employees

           As of December 31, 1995, the Registrant had 1,300 employees of which 1095 employees are engaged directly in production, warehousing, and delivery operations, 49 in sales, and 156 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Registrant considers its relations with employees to be good.

           The Registrant provides group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.



ITEM 2.  PROPERTIES AND EQUIPMENT

           As of December 31, 1995, the Registrant maintains the following warehouse, manufacturing and distribution facilities:

                                                           Ownership or
Location                  Use           Area Sq. Ft.     Lease Arrangement

Elkhart, IN          Admin. Offices       10,000         Owned
Elkhart, IN          Mfg&Dist(1)(3)(5)   133,600         Leased to 2005
Elkhart, IN          Manufacturing(3)     20,000         Owned
Elkhart, IN          Manufacturing(4)    190,500         Owned
Mishawaka, IN        Manufacturing(4)    191,000         Owned, Subject to
Mortgage
Elkhart, IN          Manufacturing (5)    42,000         Leased to 1998
Elkhart, IN          Manufacturing(5)     40,400         Leased to 1997
Elkhart, IN          Manufacturing(2)     31,000         Leased to 1999
Elkhart, IN          Manufacturing(2)     30,000         Leased to 1997
Bristol, IN          Mfg. & Dist.(1)(5)   62,000         Owned
Middlebury, IN       Manufacturing(5)     18,000         Owned
Mt. Joy, PA          Distribution(1)      58,500         Owned
Charlotte, NC        Manufacturing(2)     46,800         Owned
Charlotte, NC        Distribution(1)      36,000         Leased to 1995
Decatur, AL          Manufacturing(2)(4)  41,000         Owned
Decatur, AL          Distribution(2)      35,000         Owned
Decatur, AL          Manufacturing(1)     52,000         Leased to 1997
Ocala, FL            Mfg. & Dist.(1)(2)   35,200         Owned
Ocala, FL            Manufacturing(3)     20,600         Leased to 1999
Ocala, FL            Manufacturing(2)     15,000         Leased to 1997
Halstead, KS         Distribution(1)      36,000         Owned
Waco, TX             Distribution(1)      57,000         Leased to 1999
Waco, TX             Manufacturing(2)     57,000         Leased to 1999
Fontana, CA          Mfg. & Dist.(1)(2)  110,000         Owned,
Fontana, CA          Manufacturing(2)     54,000         Leased to 1995
Woodburn, OR         Manufacturing(3)     21,500         Owned
Woodburn, OR         Mfg. & Dist.(1,2,3) 153,000         Owned, Subject to
Mortgage
Eatonton, GA         Mfg. & Dist.(2)      48,300         Leased to 1995
Valdosta, GA         Mfg. & Dist.(1)(2)   30,800         Owned
Boulder City, NV     Manufacturing(5)     24,700         Leased to 1999

(1)  Distribution center
(2)  Vinyl/paper/foil laminating
(3)  Cabinet doors
(4)  Aluminum and adhesives
(5)  Other


           Additionally, the Registrant operates distribution centers out of public warehouses in Phoenix, Arizona; Woodland, California; Boise, Idaho; and Salem, Oregon. The Registrant also owns one other facility which is not being utilized in its operations and is presently leased out for monthly rental of $6,200. As of December 31, 1995, the Registrant owned or leased 30 trucks, 51 tractors, 68 trailers, 99 forklifts, 64 automobiles and a corporae aircraft. All owned and leased facilities and equipment are in good condition and well maintained.


ITEM 3.  LEGAL PROCEEDINGS

          The Registrant is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Registrant will not, individually or in the aggregate, have a material adverse effect on the Registrant's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                           PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
               HOLDER MATTERS

           The Registrant's common stock is traded on the NASDAQ/NMS under the symbol PATK. The high and low trade prices of the Registrant's common stock as reported on NASDAQ/NMS for each quarterly period during the last two years was as follows:

           1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
1995      13     -  8 1/4   12 1/8 - 9 1/4    14 1/4 - 10 3/4   14 1/2 - 11 3/4

1994      15 5/8 - 10 1/2   13 1/2 - 7 3/4    10     -  7 3/4   10 1/2 -  8


           The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

           There were approximately 815 holders of Registrant's common stock as of December 31, 1995 as taken from the transfer agent's shareholder listing.

          The Registrant declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995. Although this is a regular quarterly dividend any future determination to pay cash dividends will be made by the Board of Directors in light of the Registrant's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.

          The Registrant declared a two-for-one stock split effective March 8, 1994. The stock prices above reflect that stock split.



ITEM 6.  SELECTED FINANCIAL DATA

                       The following selected financial data for each of the five years set forth below has been derived from financial statements examined by McGladrey & Pullen, LLP, independent certified public accountants, certain of which have been included elsewhere herein. The following data should be read in conjunction with the Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein:

                                  As of or for the Year Ended December 31,
                         1995       1994        1993     1992        1991
                              (dollars in thousands, except per share amounts)

Net Sales              $362,519   $330,981   $258,557  $184,250    $143,008
Gross Profit             49,690     42,328     33,593    22,130      17,390
Warehouse & delivery
 expenses                13,244     12,070     10,188     8,449       6,891
Selling, general, &
 administrative
   expenses              18,809     14,792     13,099    10,380       9,168
Interest expense,
 and other,net           (1,200)      (940)      (918)   (1,133)     (1,587)
Federal and state income
 taxes (credits)          6,344      5,642      3,633       825         (93)
Net income (loss)      $ 10,093   $  8,884   $  5,755  $  1,343    $   (163)
Earnings (loss) per
 common share (1)      $   1.70   $   1.46   $   1.11  $    .31    $   (.04)
Weighted average number
 of shares
 outstanding(1)           5,947      6,094      5,162     4,304       4,316
Cash Dividends, per
 common share          $    .12      ---        ---       ---         ---
Working Capital        $ 43,280   $ 35,011   $ 27,356  $ 15,035    $ 16,443
Total assets             95,916     87,269     67,990    49,935      44,856
Long-term debt           26,200     21,150     11,624    15,387      18,579
Stockholders' equity     52,989     43,439     36,460    19,195      17,780

(1) Adjusted to reflect the three-for-two stock split effected in the nature of a stock dividend effective June 10, 1993 and the two-for-one stock split effective March 8, 1994.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

GENERAL

           The Registrant's business has shown revenue increases since 1991 as the economy and the industries served by the Registrant improved. Net sales have increased for 1994, 1993 and 1992 by 28%, 40% and 28% respectively.

           In 1995, the Registrant continued to have revenue growth and recorded its highest annual sales of $362.5 million. The increase in sales resulted from the continued strengthening of the economy and increased production in the Manufactured Housing industry. The increase in sales coupled with improvements in operating margins has resulted in 1995 net income of $10.1 million, a 13.6% increase over 1994.

           The following table sets forth the percentage relationship to net sales of certain items in the Registrant's statements of operations:

                                                    Year Ended
                                                    December 31,
                                         1995        1994        1993

Net sales                               100.0%      100.0%      100.0%
Cost of sales                            86.3        87.2        87.0
Gross profit                             13.7        12.8        13.0
Warehouse and delivery                    3.7         3.6         3.9
Selling, general and administrative       5.2         4.5         5.1
Operating income                          4.8         4.7         4.0
Net income                                2.8         2.7         2.2


RESULTS OF OPERATIONS

     Year Ended December 31, 1995 Compared to year Ended December 31, 1994

          Net Sales. Net sales increased by $31.5 million, or 9.5%, from $331.0 million for the year ended December 31, 1994, to $362.5 million in the year ended December 31, 1995. Sales increases were primarily attributable to increases in units shipped by the Manufactured Housing industry. The Manufactured Housing industry, which represents approximately 65% of Registrant s sales, recorded an 11.7% increase in units shipped. The
Registrant s sales to the Recreational Vehicle industry were down as a percent of total company sales as a result of unit decreases of 8% in 1995.

          Gross Profit. Gross profit increased by $7.4 million, or 17.5%, from $42.3 million in the fiscal year of 1994, to $49.7 million in the fiscal year 1995. As a percentage of net sales, gross profit increased from 12.8% in fiscal year 1994 to 13.7% in 1995. This increase in gross profit resulted from more stable prices of certain commodity raw products, increased efficiency of labor, and improvement in worker s compensation insurance costs.


          Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.1 million or 9.7%, from $12.1 million in fiscal 1994, to $13.2 million in fiscal 1995. As a percentage of net sales, warehouse and delivery expenses increased from 3.6% in fiscal 1994 to 3.7% in fiscal 1995. This percentage increase is primarily due to additional delivery vehicles necessary to support the increased sales volume.

          Selling General and Administrative Expenses. Selling, general and administrative expenses increased by $4.0 million, or 27.0%, from $14.8 million in fiscal 1994, to $18.8 million in fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased from 4.5% in fiscal 1994 to 5.2% in fiscal 1995. This percentage increase is primarily due to an unusually large bad debt and increased administrative wages at the manufacturing and distribution facilities.

          Operating Income. Operating income increased by $2.1 million, or 13.5%, from $15.5 million in fiscal 1994, to $17.6 million in fiscal 1995. This increase is primarily attributable to the $7.4 million increase in gross profit somewhat offset by the increases in selling, general and administrative expenses. As a percentage of sales, operating income increased from 4.7% in fiscal 1994 to 4.8% in fiscal 1995.

          Interest Expense. Interest expense increased by $260,000 from $940,000 in fiscal 1994, to $1.2 million in fiscal 1995. This was due to higher interest rates in 1995 and higher borrowing levels.

          Net Income. Net income increased by $1.2 million from $8.9 million in fiscal 1994, to $10.1 million in fiscal 1995. This increase in net income is primarily attributable to the factors discussed above.


     Year Ended December 31, 1994 Compared to year Ended December 31, 1993.

          Net Sales. Net sales increased by $72.4 million, or 28.0%, from $258.6 million for the year ended December 31, 1993, to $331.0 million in the year ended December 31, 1994. This sales increase was primarily attributable to increases in units produced by the Manufactured Housing, Recreational Vehicle and other building products industries served by the Registrant and is further evidence of the continuing improvement in these industries. The Manufactured Housing and Recreational Vehicle industries account for 83% of Registrant s 1994 sales.

          Gross Profit. Gross profit increased by $8.7 million, or 26.0%, from $33.6 million in the fiscal year 1993, to $42.3 million in the fiscal year 1994. As a percentage of net sales, gross profit decreased from 13.0% in fiscal year 1993 to 12.8% in 1994. This decrease in gross profit resulted from increased prices of certain commodity raw products that the Registrant was not able to pass on to customers because of competitive situations.

          Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.9 million or 18.5%, from $10.2 million in fiscal 1993, to $12.1 million in fiscal 1994. As a percentage of net sales, warehouse and delivery expenses decreased from 3.9% in fiscal 1993 to 3.6% in fiscal 1994. This percentage decrease is primarily due to increased sales volume.


          Selling General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 12.9%, from $13.1 million in fiscal 1993, to $14.8 million in fiscal 1994. As a percentage of net sales, selling, general and administrative expenses decreased from 5.1% in fiscal 1993 to 4.5% in fiscal 1994. This percentage decrease is primarily due to increased sales volume.

          Operating Income. Operating income increased by $5.2 million, or 50.1%, from $10.3 million in fiscal 1993, to $15.5 million in fiscal 1994. This increase is primarily attributable to the $8.7 million increase in gross profit. As a percentage of sales, operating income increased from 4.0% in fiscal 1993 to 4.7% in fiscal 1994.

          Interest Expense. Interest expense increased by only $22,000 from $918,000 in fiscal 1993, to $940,000 in fiscal 1994. This was due to higher interest rates in 1994 and lower borrowing levels because the net proceeds from a 1993 public offering of common stock did not take place until August.

          Net Income. Net income increased by $3.1 million from $5.8 million in fiscal 1993, to $8.9 million in fiscal 1994. This increase in net income is primarily attributable to the factors described above.



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

     The Registrant has a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. The Credit Agreement provided for a $10 million term loan with a maturity in February, 1999 and a credit revolver loan of up to $13 million with maturity in February, 1997. In September, 1995 with funds from the insurance company private placement, the Registrant prepaid the term loan in full and paid the revolver outstanding balance. On October 31, 1995 the bank financing agreement was amended reducing the credit revolver loan availability to $5,000,000. Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

     The Registrant also financed in late 1994 the acquisition of land, building, and equipment in Oregon with a $6,000,000 industrial revenue bond. That project was completed and all bond proceeds were expended by December, 1995.

     The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and capital expenditures as currently contemplated.

SEASONALITY

     Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is temperate. Accordingly, the Registrant's sales and profits were generally highest in the second and third quarters. However, due to increases in production of manufactured housing and recreational vehicles, the first and fourth quarters of 1994 and 1995 were unusual in their high sales and gross profit levels during those winter months when compared to historical trends.


NEW ACCOUNTING STANDARDS

     The Registrant is not aware of any accounting standards which have been issued but not yet adopted by the Registrant which would have a material impact on its financial position or results of operations.


INFLATION

     The Registrant does not believe that inflation had a material effect on results of operations for the periods presented.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in Item 14 (a) 1. on page 18 of this report.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None




                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, under the caption "Election of Directors," which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.





                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 Page

(a)  1.   FINANCIAL STATEMENTS

          Independent auditor's report                           F-1

          Balance sheets -
           December 31, 1995 and 1994                            F-2

          Statements of income-years ended
            December 31, 1995, 1994, and 1993                    F-3

          Statements of stockholders' equity-
           years ended December 31,
           1995, 1994, 1993                                      F-4

          Statements of cash flow-
           years ended December 31,
           1995, 1994, and 1993                                  F-5

          Notes to the financial statements                      F-6-14

(a)  2.   FINANCIAL STATEMENT SCHEDULES

          Independent auditor's report
           on supplemental schedule & consent                    F-15

          Schedule II - Valuation and qualifying
                          accounts and reserves                  F-16


     All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.




(a)  3.   EXHIBITS

     The exhibits listed in the accompanying Exhibit Index on pages 37, 38, and 39 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 1995.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PATRICK INDUSTRIES, INC



                          By  /s/ Mervin D. Lung
                             Mervin D. Lung, Chairman of the Board
                              and Chief Executive Officer

      Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                 Title                           Date

/s/ Mervin D. Lung          Chairman of the Board, Chief     March 28, 1996
      Mervin D. Lung          Executive Officer and Director

 /s/ David D. Lung          President, Chief Operating Officer  March 28, 1996
      David D. Lung           and Director

 /s/ Keith V. Kankel        Vice President-Finance,             March 26, 1996
      Keith V. Kanke          Principal Accounting Officer and Director

 /s/ Thomas G. Baer         Vice President-Operations           March 28, 1996
      Thomas G. Baer          and Director

 /s/ Harold E. Wyland       Vice President-Sales                March 28, 1996
      Harold E. Wyland        and Director

 /s/ Clyde H. Keith           Director                          March 28, 1996
      Clyde H. Keith

  /s/ Merlin D. Knispel       Director                          March 28, 1996
      Merlin D. Knispel

  /s/ Dorothy M. Lung         Director                          March 28, 1996
      Dorothy M. Lung

  /s/ John H. McDermott       Director                          March 28, 1996
      John H. McDermott

  /s/ Robert C. Timmins       Director                          March 28, 1996
      Robert C. Timmins





                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.






                                   McGLADREY & PULLEN, LLP


Elkhart, Indiana
January 29, 1996


 PATRICK INDUSTRIES, INC.
 AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
 December 31, 1995 and 1994



                                                                                     1995          1994


 ASSETS


 CURRENT ASSETS

 Cash and cash equivalents                                              $        1,349,709   $        666,986

 Trade receivables                                                              20,427,355         18,445,638
 Inventories                                                                    35,462,152         36,087,900

 Prepaid expenses                                                                  387,782            291,194


 TOTAL CURRENT ASSETS                                                           57,626,998         55,491,718


 PROPERTY and EQUIPMENT, at cost                                                56,189,860         45,047,383

 Less accumulated depreciation                                                  23,140,702         21,225,209

                                                                                33,049,158         23,822,174


 Intangible and OTHER ASSETS                                                     5,239,766          7,954,751


                                                                        $       95,915,922   $     87,268,643

 LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES

 Current maturities of long-term debt                                   $          700,000   $      1,724,000
 Accounts payable, trade                                                         9,589,103         14,916,309

 Accrued liabilities                                                             4,057,446          3,534,022

 Income taxes payable                                                       -                         306,332


 TOTAL CURRENT LIABILITIES                                                      14,346,549         20,480,663


 LONG-TERM DEBT, less current maturities                                        26,200,000         21,150,000


 DEFERRED COMPENSATION obligations                                                 919,821            838,971


 DEFERRED TAX LIABILITIES                                                        1,461,000          1,360,000



 COMMITMENTS


 STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized

 1,000,000 shares                                                           -                   -

 Common stock, no par value; authorized
 12,000,000 shares; issued 1995

 5,966,866 shares; 1994 5,940,492 shares                                        21,626,489         21,457,167
 Retained earnings                                                              31,362,063         21,981,842

                                                                                52,988,552         43,439,009


                                                                        $       95,915,922   $     87,268,643


See Notes to Financial Statements.

 PATRICK INDUSTRIES, INC.
 AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                                 1995          1994               1993


 Net sales                                           $     362,519,418   $    330,980,991   $     258,557,115


 Cost of goods sold                                        312,829,489        288,652,765         224,964,025



 GROSS PROFIT                                               49,689,929         42,328,226          33,593,090


 Operating expenses:
 Warehouse and delivery                                     13,244,189         12,069,671          10,188,115

 Selling, general, and administrative                       18,809,458         14,792,359          13,099,496

                                                            32,053,647         26,862,030          23,287,611


 OPERATING INCOME                                           17,636,282         15,466,196          10,305,479


 Interest expense                                            1,199,742            940,167             917,866


 INCOME BEFORE INCOME TAXES (CREDITS)                       16,436,540         14,526,029           9,387,613


 Federal and state income taxes                              6,344,000          5,642,000           3,633,000



 NET INCOME                                          $      10,092,540   $      8,884,029   $       5,754,613


 Earnings per common share                           $            1.70   $           1.46   $            1.11



See Notes to Financial Statements.



 PATRICK INDUSTRIES, INC.
 AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                         Preferred           Common           Retained
                                                                           Stock             Stock            Earnings    Total


 Balance, December 31, 1992                                     $  -               $     10,623,482  $    8,572,000   $ 19,195,482

 Net income                                                        -                  -                   5,754,613      5,754,613
 Issuance of 1,640,000 shares of common stock                      -                     10,786,162     -               10,786,162

 Proceeds from the exercise of 219,076 stock
 options including related tax benefit                             -                        723,308     -                  723,308
 Balance, December 31, 1993                                        -                     22,132,952      14,326,613     36,459,565

 Net income                                                        -                  -                   8,884,029      8,884,029
 Proceeds from the exercise of 2,600 stock
 options including related tax benefit                             -                          5,421     -                    5,421

 Issuance of 30,000 shares of common  stock
 for stock award plan                                              -                        270,000     -                  270,000

 Repurchase and retirement of 265,700 shares
 of common stock                                                   -                      (951,206)     (1,228,800)     (2,180,006)

 Balance, December 31, 1994                                        -                     21,457,167      21,981,842     43,439,009

 Net income                                                        -                  -                  10,092,540     10,092,540
 Proceeds from the exercise of 26,374 stock
 options including related tax benefit                             -                        169,322     -                  169,322
 Cash dividends paid ($.12 per share)                              -                  -                    (712,319)      (712,319)

 Balance, December 31, 1995                                     $  -               $     21,626,489  $   31,362,063   $ 52,988,552


See Notes to Financial Statements.


 PATRICK INDUSTRIES, INC.
 AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                        1995               1994               1993


 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $       10,092,540  $       8,884,029   $      5,754,613

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

 Depreciation and amortization                               3,556,512          2,883,110          2,619,987
 Other                                                         183,054          (149,606)             12,116

 Change in assets and liabilities:
 Decrease (increase) in:

 Trade receivables                                         (1,717,489)        (2,849,614)        (3,959,312)

 Inventories                                                 1,031,077        (6,628,546)       (12,468,655)
 Prepaid expenses                                             (83,293)          (110,006)           (19,056)

 Increase (decrease) in:
 Accounts payable and accrued
 liabilities                                               (4,803,782)          2,023,342          5,080,183

 Income taxes payable and deferred
 income taxes                                                (205,332)           (30,168)          (181,567)

 NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                    8,053,287          4,022,541        (3,161,691)



 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (11,866,492)        (5,773,694)        (4,086,218)

 Acquisition of businesses, net of cash                    (3,346,596)        (1,148,727)     -

     Cash held in escrow                                     4,584,738        (4,584,738)     -
 Other                                                       (225,217)            190,974            195,676

 NET CASH (USED IN) INVESTING
     ACTIVITIES                                           (10,853,567)       (11,316,185)        (3,890,542)



 CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under long-term debt agreements                 24,000,000         21,666,666     -

 Principal payments on long-term debt                     (19,974,000)       (11,996,911)        (4,175,000)

 Proceeds from issuance of common
 stock and options                                             169,322              5,421         11,509,470
 Repurchase of common stock                             -                     (2,180,006)     -

 Cash dividends paid                                         (712,319)     -                  -

 NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                              3,483,003          7,495,170          7,334,470

 INCREASE IN CASH AND CASH
     EQUIVALENTS                                               682,723            201,526            282,237

 Cash and cash equivalents, beginning                          666,986            465,460            183,223

 Cash and cash equivalents, ending                  $        1,349,709  $         666,986   $        465,460


See Notes to Financial Statements.




I. NATURE OF BUSINESS, USE OF ESTIMATES, AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Company's operations consist primarily of the manufacture and distribution of building products and materials for use primarily by the manufactured housing and recreational vehicle industries for customers throughout the United States. Credit is generally granted on an unsecured basis for terms of 30 days.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned sub- sidiaries, Harlan Machinery Company, Inc. and Patrick Doors, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS:

For purposes of the statement of cash flows, the Company considers all highly liquid money market accounts to be cash equivalents.

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

PROPERTY AND EQUIPMENT:

Depreciation has been computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment, transportation equipment, and leasehold improvements.



GOODWILL:

Goodwill, the excess of cost over the fair value of net assets acquired, is amortized by the straight-line method over 15-year periods. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. In the event that an impairment is evident, the Company records an expense for the impairment. Factors considered by management include current operating results, anticipated future cash flows, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

REVENUE RECOGNITION:

The Company ships  product based on  specific orders from customers.   Shipments
are made by the Company only after receiving authorization from the customer and revenue is recognized upon delivery.

EARNINGS PER COMMON SHARE:

Earnings per common share for the years ended December 31, 1995, 1994, and 1993 have been computed based on the weighted average number of shares outstanding of 5,946,948, 6,094,444, and 5,161,548 respectively.

II. BALANCE SHEET DATA


TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 1995 and 1994 are stated net of an allowance for doubtful accounts of $100,000 and $165,000 respectively.

INVENTORIES:

                                                                                    1995         1994


 Raw materials                                                           $     23,105,916   $    23,630,848

 Work in process                                                                  877,805           738,439

 Finished goods                                                                 3,197,561         3,618,587
 Materials purchased for resale                                                 8,280,870         8,100,026

                                                                         $     35,462,152   $    36,087,900



PROPERTY AND EQUIPMENT:

                                                                              1995               1994


 Land and improvements                                                   $      2,292,048   $     2,270,680
 Buildings and improvements                                                    16,152,051        12,274,588

 Machinery and equipment                                                       32,254,155        26,484,031

 Transportation equipment                                                       3,331,637         3,142,927
 Leasehold improvements                                                         2,159,969           875,157

                                                                               56,189,860        45,047,383

 Less accumulated depreciation                                                 23,140,702        21,225,209
                                                                         $     33,049,158   $    23,822,174


INTANGIBLE AND OTHER ASSETS:


 Goodwill, at amortized cost                                             $      3,294,276   $     1,625,568

 Cash held in escrow                                                        -                     4,584,738
 Other, primarily cash value of life insurance                                  1,945,490         1,744,445

                                                                         $      5,239,766   $     7,954,751


ACCRUED LIABILITIES:


 Payroll and related expenses                                            $      2,664,374   $     2,049,484

 Property taxes                                                                   811,155           636,135

 Other                                                                            581,917           848,403
                                                                         $      4,057,446   $     3,534,022



III. PLEDGED ASSETS AND LONG-TERM DEBT

Long-term debt and related collateral at December 31, 1995 and 1994 consist of the following:


                                                                                   1995         1994


 Senior Notes, insurance company                                        $     18,000,000  $  -

 Indiana Development Finance Authority Bonds                                   3,300,000        3,600,000
 State of Oregon Economic Development Revenue Bonds                            5,600,000        6,000,000

 Revolving credit agreement                                                -                    4,000,000
 Term loan agreement                                                       -                     9,250,000

 Note payable, other                                                       -                       24,000

                                                                              26,900,000       22,874,000
 Less current maturities                                                         700,000        1,724,000

                                                                        $     26,200,000  $    21,150,000



The senior notes require interest only at a fixed interest rate of 6.82% and are unsecured. The annual principal installments of $2,571,428 commence on September 15, 1999 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth, which has been complied with at December 31, 1995.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (3.11% at December 31, 1995). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (3.9% at December 31, 1995). The final installment is due December 2010. The bonds are collateralized by real estate and equipment and are backed by a bank standby letter of credit.

The Company has an unsecured revolving credit agreement which allows borrowings up to $5,000,000 or a borrowing base defined in the agreement. Interest on this note is at either prime or the Eurodollar rate plus 1% to 1.25%. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth. All covenants have been complied with as of December 31, 1995. In addition, the Company is contingently liable for standby letters of credit of $1,000,000 to meet credit policies of certain suppliers.

Aggregate maturities of long-term debt for the years ending December 31, 1997 through 2000 are as follows: 1997 $700,000; 1998 $700,000; 1999 $3,271,428; and
2000 $3,271,428.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying value.


IV. EQUITY TRANSACTIONS

On July 28, 1993, the Company completed a stock offering and issued 1,640,000 shares of common stock in exchange for $10,786,162 (net of offering costs, underwriting discounts, and commissions of $1,103,838).

Common stock sold to key employees through the exercise of stock options resulted in a tax deduction for the Company equivalent to the taxable income recognized by the employee. For financial reporting purposes, the tax benefit resulting from this deduction, along with the proceeds from the exercise of the options, is accounted for as an increase to common stock.

Effective June 1995, the Company implemented a quarterly cash dividend of $.04 per common share.




V. COMMITMENTS AND RELATED PARTY LEASES

The Company leases certain equipment and office, manufacturing, and warehouse facilities under various noncancelable agreements which expire at various dates through 2005. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman/major stockholder and expire at various dates through September 30, 2005.

The total minimum rental commitment at December 31, 1995 under the leases mentioned above is approxi- mately $8,000,000 which is due approximately $2,500,000 in 1996, $2,000,000 in 1997, $1,500,000 in 1998, and $1,000,000 in
both 1999 and 2000.

The total rental expense included in the statements of income for the years ended December 31, 1995, 1994, and 1993 is approximately $3,000,000, $2,600,000, and $1,900,000 respectively, of which approxi- mately $1,300,000, $1,100,000, and $1,100,000 respectively was paid to the chairman/major stockholder.

VI. MAJOR CUSTOMERS


Net sales for the years ended December 31, 1995, 1994, and 1993 include sales to two major customers, Fleetwood Enterprises, Inc. and Skyline Corporation, each of which accounted for 10% or more of the total net sales of the Company for those years. The percentage of total Company sales to one major customer was 11.3%, 13.8%, and 13.7%, and to the other was 12.2%, 15.5%, and 15.8% for the years ended December 31, 1995, 1994, and 1993 respectively.

The trade receivable balances due from these two customers at December 31, 1995 and 1994 were not significant to the total trade receivables balance.

VII. INCOME TAX MATTERS

Federal and state income taxes for the years ended December 31, 1995, 1994, and 1993, all of which are domestic, consist of the following:


                                                                 1995         1994               1993


 Current:
 Federal                                               $     5,185,000   $      4,405,000  $      2,978,000

 State                                                       1,058,000            964,000           577,000

 Deferred                                                      101,000            273,000            78,000
                                                       $     6,344,000   $      5,642,000  $      3,633,000




The provisions for income taxes for the years ended December 31, 1995, 1994, and 1993 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 34% to 35% to income before income taxes. A reconciliation of the differences is as follows:



                                                                 1995         1994               1993



 Rate applied to pretax income                         $     5,637,000   $     4,984,000   $      3,192,000
 State taxes, net of federal

 tax benefit                                                   723,000           637,000            435,000

 Permanent differences                                        (16,000)            21,000              6,000
                                                       $     6,344,000   $     5,642,000   $      3,633,000


Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

The composition of the deferred tax assets and liabilities at December 31, 1995 and 1994 is as follows:

                                                                                    1995         1994



 Gross deferred tax liability,
 accelerated depreciation                                                $    (2,382,000)   $   (2,064,000)

 Gross deferred tax assets:

 Trade receivables allowance                                                       38,000            63,000
 Uniform inventory capitalization                                                 276,000           224,000

 Nondeductible accruals                                                           226,000            93,000

 Deferred compensation                                                            353,000           319,000
 Other                                                                             28,000             5,000

                                                                                  921,000           704,000

 Net deferred tax (liabilities)                                          $    (1,461,000)   $   (1,360,000)

VIII. COMPENSATION PLANS


DEFERRED COMPENSATION OBLIGATIONS:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the benefit payments.



BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $2,124,000, $1,959,000, and $1,357,000 for the years ended December 31, 1995, 1994, and 1993 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for sub- stantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a percentage matching contribution by the Company as defined in the agreement and in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amount of contributions for the years ended December 31, 1995, 1994, and 1993 was immaterial.

STOCK OPTION PLAN:

The Company has adopted a stock option plan with shares of common stock reserved
for  options to  key employees.   These options  were not  included in computing
earnings per common share because the effect of their inclusion was immaterial.

Following is a summary of transactions of shares under option for the years ended December 31, 1995 and 1994:

                                                                                      1995        1994



 Outstanding, beginning of year                                                     215,674         116,024
 Granted during the year, exercisable

 at $10.50 per share                                                          -                     109,000
 Canceled during the year                                                           (1,500)         (6,750)

 Exercised during the year                                                         (26,374)         (2,600)

 Outstanding, end of year                                                           187,800         215,674


 Eligible, end of year for exercise

 currently at:
 $2.085 per share                                                                    83,800         109,674

 $10.50 per share                                                                    26,000   -

STOCK AWARD PLAN:

The Company has adopted a stock award plan for the five existing non-employee directors. Grants awarded during May 1994 of 30,000 shares are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant.




IX. BUSINESS COMBINATION

On November 8, 1994, the Company acquired all of the stock of Harlan Machinery Company, Inc., a manufacturer of laminating and other industrial equipment. The purchase price of the acquired stock was $2,095,000. The excess of the total acquisition cost over the fair value of the stock of $1,339,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations since the date of acquisition are included in the consolidated results of operations.

In January 1995, the Company purchased substantially all the assets of U.S. Door, Inc., a manufacturer of wooden cabinet doors. The purchase price of the acquired assets was $3,346,000. The excess of the total acquisition cost over the fair value of the assets of $1,876,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations since the date of acquisition are included in the consolidated results of operations.

Summarized proforma financial information for the year ended December 31, 1994 as if the two acquisitions had occurred at the beginning of that year is as follows:


 Net sales                                                                                 $    340,398,000
 Net income                                                                                       9,065,000

 Earnings per share                                                                                    1.49


X. CASH FLOWS INFORMATION

Supplemental information relative to the statements of cash flows for the years ended December 31, 1995, 1994, and 1993 is as follows:


                                  1995       1994       1993
 Supplemental disclosures of
 cash

 flows information:
 Cash payments for:

 Interest                       $ 1,416,133  $   844,608  $   974,908


 Income taxes                   $ 6,751,132  $ 5,872,168  $ 3,814,567



The changes in assets and liabilities in arriving at net cash provided by operating activities in 1995 and 1994 are net of the purchases of U.S. Door, Inc. and Harlan Machinery Company, Inc. respectively.



XI. UNAUDITED INTERIM FINANCIAL INFORMATION


Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 1995 and 1994 (dollars in thousands, except share data):

                                    Quarter Ended

                     March 31,   June 30, September 30, December 31,

                                        1995

 Net sales           $   87,031 $   92,559 $   94,125 $   88,804
 Gross profit            11,970     12,495     13,212     12,013

 Net income               2,316      2,663      2,842      2,272

 Earnings per              0.39       0.45       0.48      0.38*
 common share
 Weighted average
 number
 of shares            5,940,809  5,943,492  5,947,431  5,955,722
 outstanding

                                        Quarter Ended

                      March 31,     June 30,  September 30,  December 31,

                                            1994



 Net sales           $    76,898  $    85,240  $     86,011 $     82,832

 Gross profit              9,537       10,669        11,171       10,951
 Net income                1,773        2,294         2,498        2,319

 Earnings per               0.29         0.37          0.41        0.39*
 common share
 Weighted average
 number
 of shares             6,174,533    6,174,030     6,058,770    5,973,046
 outstanding


* Includes a retro policy adjustment for favorable experience with workers' compensation claims which resulted in an increase in net income of $.06 per share in the fourth quarter of each year.


                       INDEPENDENT AUDITOR'S REPORT ON THE
                        SUPPLEMENTAL SCHEDULE AND CONSENT


To The Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


Our audits of the consolidated financial statements of Patrick Industries, Inc. and subsidiaries included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 1995. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-29000) and in the related Prospectus of our report, dated January 29, 1996, with respect to the consolidated financial statements and schedule of Patrick Industries, Inc. and subsidiaries included in this Annual Report on Form 10-K for the year then ended.




                              /s/ McGladrey & Pullen, LLP

                              McGLADREY & PULLEN, LLP



Elkhart, Indiana
January 29, 1996


 PATRICK INDUSTRIES, INC.
 AND SUBSIDIARIES

 SCHEDULE II
 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 DECEMBER 31, 1993, 1994, AND 1995
 (IN THOUSANDS)


                                                    Balance At                               Deductions           Balance At
                                                     Beginning          Charged To              From                Close
                                                     Of Period          Operations            Reserves            Of Period

 Allowance for doubtful accounts
   - deducted from trade receiv-
   ables, in the balance sheets:
 1993                                            $        150,000   $          143,676   $            93,676   $        200,000

 1994                                            $        200,000   $           44,203   $            79,203   $        165,000

 1995                                            $        165,000   $          940,978   $         1,005,978   $        100,000


INDEX TO EXHIBITS


Exhibit Number                                  Exhibits

       3(a) - Amended Articles of Incorporation of the Registrant as further amended (filed as Exhibit 3(a) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)......................

       3(b) -By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)
                           .....................

       10(a)** -Second Amendment to February 2, 1994 Credit Agreement, dated as of June 26, 1995 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A.
                           .............

       10(b)** -Note Agreement, dated September 1, 1995, between the Registrant and Nationwide Life Insurance Company
                           ..................

       10(c)** -Commercial Lease and Option to Purchase dated as of October 1, 1995 between Mervin Lung Building Company, Inc., as lessor, and the Registrant, as lessee
                           ..........

       10(d) -First Amendment to Credit Agreement, dated as of October 27, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)..............

       10(e) -Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)................

       10(f) -Credit Agreement dated as of February 2, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)
                           .....................

       10(g) -Loan Agreement dated as of November 1, 1991 between the Registrant and the Indiana Development Finance Authority, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(c) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ..............

       *10(h) -Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ............................

       *10(i) -Patrick Industries, Inc. 401(k) Employee Savings Plan (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)
                           .....................

       *10(j) -Form of Employment Agreements with Executive Officers (filed as Exhibit 10(e) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...............

       *10(k) -Form of Deferred Compensation Agreements with Executive Officers (filed as Exhibit 10(f) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)
                           .................................

       10(l) -Commercial Lease and dated as of October 1, 1994 between Mervin D. Lung, as lessor, and the Registrant, as lessee (filed as Exhibit 10(k) to the Registrant s Form 10-K for the fiscal year ended
                           December 31, 1994) .........

       10(m) -Commercial Lease dated September 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) .......

       10(n) -Commercial Lease dated November 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(m) to the Registrant s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)..............

       12**                -Computation of Operating Ratios  ..............

       21                  -No significant subsidiaries .............

       23 -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-15) .............

       27**                Financial Data Schedule .............


*Management contract or compensatory plan or arrangement

**Filed herewith