Form 10-Q
period 1996-03-31
PATRICK INDUSTRIES INC
filed 1996-05-14
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996       Commission File Number 0-3922


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
Yes   X     No

Shares of Common Stock Outstanding as of April 30, 1996:  5,921,466


                            PATRICK INDUSTRIES, INC.

                                      INDEX

                                                     Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 1996 & December 31, 1995

  Unaudited Condensed Statements of Income
    Three Months Ended March 31, 1996 & 1995,

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 1996 & 1995

  Notes to Unaudited Condensed Financial Statements

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations

PART II:  Other Information

  Signatures

PART I:  FINANCIAL INFORMATION

                PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                   (Unaudited)        (Note)
                                                    MARCH 31        DECEMBER 31
                                                      1996             1995

     ASSETS

CURRENT ASSETS
  Cash and Temporary Investments                  $  3,131,491     $ 1,349,709
  Accounts Receivable, Net                          26,295,906      20,427,355
  Inventories                                       33,860,226      35,462,152
  Other                                                220,076         387,782
    Total Current Assets                          $ 63,507,699     $57,626,998

PROPERTY AND EQUIPMENT, at cost                   $ 57,057,563     $56,189,860
  Less Accumulated Depreciation                     23,557,675      23,140,702
                                                  $ 33,499,888     $33,049,158
INTANGIBLE AND OTHER ASSETS                       $  5,161,298     $ 5,239,766

    Total Assets                                  $102,168,885     $95,915,922


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-term Debt            $    700,000     $   700,000
  Accounts Payable                                  13,331,340       9,589,103
  Accrued Expenses and Taxes Payable                 5,053,879       4,057,446
    Total Current Liabilities                     $ 19,085,219     $14,346,549

LONG-TERM DEBT, LESS CURRENT MATURITIES           $ 26,200,000     $26,200,000

DEFERRED COMPENSATION OBLIGATIONS AND OTHER       $  1,036,119     $   919,821

DEFERRED TAX LIABILITIES                          $  1,485,000     $ 1,461,000

SHAREHOLDERS' EQUITY
  Common Stock                                    $ 21,294,217     $21,626,489
  Retained Earnings                                 33,068,330      31,362,063
    Total Stockholders' Equity                    $ 54,362,547     $52,988,552

      Total Liabilities and Stockholders' Equity  $102,168,885     $95,915,922

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed. See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED
                                                             MARCH 31

                                                       1996           1995

NET SALES                                          $93,767,541     $87,030,721

COST AND EXPENSES
  Cost of Goods Sold                               $82,014,145     $75,060,101
  Warehouse and Delivery Expenses                    3,364,653       3,250,369
  Selling and Administrative Expenses                4,924,656       4,576,174
  Financial Expenses, Net                              296,881         347,764
                                                   $90,600,335     $83,234,408

INCOME BEFORE INCOME TAXES                         $ 3,167,206     $ 3,796,313

INCOME TAXES                                         1,222,500       1,480,600

NET INCOME                                         $ 1,944,706     $ 2,315,713

EARNINGS PER COMMON SHARE                          $       .33     $       .39

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         5,967,157       5,940,809

See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOW

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                      1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $  1,944,706    $  2,315,713
  Adjustment to Reconcile Net Income to Net Cash:
    Depreciation and Amortization                    1,061,881         769,601
    Other                                                (378)        (21,000)
  Change in Assets and Liabilities:
    Decrease (Increase) in:
      Accounts Receivable                          (5,868,551)     (3,919,057)
      Inventories                                    1,601,926     (1,931,992)
      Other                                            167,706         118,262
    Increase (Decrease) in:
      Accounts Payable and Accrued Expenses          3,756,025       2,393,052
      Income Taxes Payable and Deferred Taxes        1,008,568       1,461,100
      Deferred Compensation                             35,749          26,670
        Net Cash Provided by Operating
          Activities                              $  3,707,632    $  1,212,349

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                            $ (1,458,961)   $(2,592,202)
  Acquisition of Assets of U.S. Door                     - - -     (3,346,596)
  Change in Cash Held in Escrow                          - - -       1,269,431
  Proceeds from Sale of Assets                             750          21,000
  Other                                                 22,523          18,688
       Net Cash (Used in) Investing Activities    $(1,435,688)    $(4,629,679)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Dividend                                   $  (238,439)    $      - - -
  Net Borrowings Under Debt Agreements                   - - -       3,500,000
  Sale of Common Stock                                  23,978           6,255
  Principal Payments on Debt                             - - -       (274,000)
  Reacquisition of Common Stock                      (356,250)           - - -
  Other                                                 80,549           - - -
       Net Cash Provided by (Used In) Financing
        Activities                                $  (490,162)    $  3,232,255

  Increase (Decrease) in Cash and Cash
    Equivalents                                   $  1,781,782    $  (185,075)

CASH and CASH EQUIVALENTS, BEGINNING              $  1,349,709    $    666,986

CASH and CASH EQUIVALENTS, ENDING                 $  3,131,491    $    481,911

See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the three months ended
     March 31, 1996 and 1995.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1995 audited financial statements. The results of operations for the three months periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 1996 and December 31, 1995 consist of the following classes:

                                                    March 31        December 31
                                                      1996             1995

                Raw Materials                      $21,527,255     $23,105,916
                Work in Process                      1,001,192         877,805
                Finished                             2,877,248       3,197,561

                   Total Manufactured Goods        $25,405,695     $27,181,282

                Distribution Products                8,454,531       8,280,870

                   TOTAL INVENTORIES               $33,860,226     $35,462,152

     The inventories are stated at the lower of cost, First-In, First-Out (FIFO) method, or market.

4. The earnings per common share for the three months ended March 31, 1996 and 1995 have been computed based on the weighted average number of shares of common stock outstanding of 5,967,157 and 5,940,809 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The economy and the industries served by the Registrant improved starting in 1992 as net sales increased annually from $184 million in 1992 to over $362 million in 1995.

     The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                                Quarterly Ended
                                                   March 31,
                                           1995      1994     1993

     Net Sales                            100.0%    100.0%   100.0%
     Cost of Sales                         87.5      86.3     87.6
     Gross Profit                          12.5      13.7     12.4
     Warehouse and Delivery                 3.6       3.7      3.7
     Selling, General & Administrative      5.2       5.3      4.6
     Operating Income                       3.7       4.7      4.1
     Net Income                             2.1       2.7      2.3

RESULTS OF OPERATIONS

     Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995
     Net Sales. Net sales increased by $6.7 million, or 7.7%, from $87.0 million for the quarter ended March 31, 1995, to $93.8 million in the quarter ended March 31, 1996. This sales increase was attributable to a 7% increase in units shipped by the Manufactured Housing industry, which represents approximately 68% of the Registrant's sales. The Registrant's sales to the Recreational Vehicle industry were down as a percent of total company sales as a result of a slight decline in units produced in that industry, which represents approximately 16% of Registrant's sales.

     Gross Profit. Gross profit decreased by approximately $217,000, or 1.8%, from $11.9 million in the first quarter of 1995, to $11.7 million in the same 1996 quarter. As a percentage of net sales, gross profit decreased from 13.7% in first quarter 1995 to 12.5% in 1996. This decrease in gross profit was the result of lower volume and higher raw material costs of sales in the Registrant's aluminum extrusion division, and lower sales volume and plant relocation costs at the new Oregon facility. The Registrant also experienced highly competitive market pricing of certain products in the first quarter of 1996.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $114,000 or 3.5%, from $3.3 million in 1995, to $3.4 million in the first quarter of 1996. As a percentage of net sales, warehouse and delivery expenses decreased from 3.7% in 1995 to 3.6% in the 1996 first quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $348,000, or 7.6%, from $4.5 million in 1995, to $4.9 million in 1996. As a percentage of net sales, selling, general and administrative expenses decreased from 5.3% in 1995 to 5.2% in 1996.

     Operating Income. Operating income decreased by approximately $680,000 because of the reduced gross profit and increases in warehouse and delivery, and selling, general and administrative expenses. As a percentage of sales, operating income decreased from 4.7% in 1995 to 3.7% in the 1996 first quarter.

     Interest Expense. Interest expense decreased by approximately $51,000 from $348,000 in 1995 to $297,000 in the first quarter of 1996. The Registrant's borrowing levels in the 1996 period were slightly higher but at lower rates.

     Net Income. Net income decreased by approximately $371,000 from $2.3 million in 1995 to $1.9 million in 1996 for the first quarter ended March 31. This decrease is attributable to the factors described above.

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

     The Registrant, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments beginning in 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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

SEASONALITY

     Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is temperate. Accordingly, the Registrant's sales and profits are generally highest in the second and third quarters. However, due to dramatic increases in production of Manufactured Housing and Recreational Vehicles, the first quarters of 1995 and 1994 and the fourth quarters of 1994 and 1993 were unusual in their high sales and gross profit levels during those winter months when compared to historical trends.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3.1 Articles of Amendment of the Articles of Incorporation of Patrick Industries, Inc.

              3.2 Certificate of Designations, Preferences and Rights of Preferred Stock of Patrick Industries, Inc.

              27    Financial Data Schedule

         (b)  There were no Reports filed on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PATRICK INDUSTRIES, INC.
                                           (Registrant)


Date May 10, 1996                          /S/Mervin D. Lung
                                           Mervin D. Lung
                                           (Chairman of the Board)


Date May 10, 1996                          /S/David D. Lung
                                           David D. Lung
                                           (President)


Date May 10, 1996                          /S/Keith V. Kankel
                                           Keith V. Kankel
                                           (Vice President Finance)
                                           (Principal Accounting Officer)