Form 10-Q
period 1996-06-30
PATRICK INDUSTRIES INC
filed 1996-08-14
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996              Commission File Number 0-3922



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
Yes   X     No

Shares of Common Stock Outstanding as of July 31, 1996:  5,993,766

PATRICK INDUSTRIES, INC.


                                      INDEX


                                                             Page No.

PART I:  Financial Information

Unaudited Condensed Balance Sheets
June 30, 1996 & December 31, 1995                                3

Unaudited Condensed Statements of Income
Three Months Ended June 30, 1996 & 1995, and
Six Months Ended June 30, 1996 & 1995                           4

Unaudited Condensed Statements of Cash Flows
Six Months Ended June 30, 1996 & 1995                           5

Notes to Unaudited Condensed Financial Statements               6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                             7

PART II:  Other Information                                    10

Signatures                                                     11

                         PART I:  FINANCIAL INFORMATION

                PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                                        (Unaudited)                  (Note)
                                                                           JUNE 30                  DECEMBER 31
                                                                             1996                        1995
    ASSETS

CURRENT ASSETS
  Cash                                                                $    6,305,364                $  1,349,709
  Accounts Receivable, Net                                                26,605,375                  20,427,355
  Inventories                                                             33,871,917                  35,462,152
  Other            128,047                                                 387,782
    Total Current Assets                                              $   66,910,703                $ 57,626,998

PROPERTY AND EQUIPMENT, at cost                                       $  60,856,466                 $ 56,189,860
Less Accumulated Depreciation                                            24,585,958                   23,140,702
                                                                      $  36,270,508                 $ 33,049,158

INTANGIBLE AND OTHER ASSETS                                           $   5,458,217                 $  5,239,766

    Total Assets                                                      $ 108,639,428                 $ 95,915,922

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-term Debt                                $       700,000               $     700,000
  Accounts Payable                                                         16,829,964                   9,589,103
  Accrued Expenses and Taxes Payable                                        5,221,811                   4,057,446
    Total Current Liabilities                                         $    22,751,775               $  14,346,549

LONG-TERM DEBT, LESS CURRENT MATURITIES                               $    26,200,000               $  26,200,000

DEFERRED COMPENSATION OBLIGATIONS AND OTHER                          $     1,028,908                $     919,821

DEFERRED TAX LIABILITIES                                              $     1,510,000               $   1,461,000

SHAREHOLDERS' EQUITY
  Common Stock                                                        $    21,114,675               $  21,626,489
  Retained Earnings                                                        36,034,070                  31,362,063
    Total Shareholders' Equity                                        $    57,148,745               $  52,988,552

      Total Liabilities and Shareholders' Equity                      $   108,639,428               $  95,915,922

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30                     JUNE 30

                                                            1996               1995                 1996                1995

NET SALES                                            $107,395,342        $92,559,763         $201,162,883       $179,590,484

COST AND EXPENSES
  Cost of Goods Sold                                 $  92,952,138       $80,063,957         $174,966,283       $155,124,058
  Warehouse and Delivery Expenses                        3,618,343         3,294,961            6,982,996          6,545,330
  Selling and Administrative Expenses                    5,233,875         4,473,013           10,158,531          9,049,187
  Financial Expenses, Net                                  289,927           361,618              586,808            709,382
                                                     $ 102,094,283       $88,193,549         $192,694,618       $171,427,957


INCOME BEFORE INCOME TAXES                           $   5,301,059       $ 4,366,214         $  8,468,265       $  8,162,527

INCOME TAXES                                             2,096,700         1,702,800            3,319,200          3,183,400

NET INCOME                                           $   3,204,359       $ 2,663,414         $  5,149,065       $  4,979,127


EARNINGS PER COMMON SHARE                            $         .53       $       .45         $        .86       $        .84


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                       5,965,951         5,943,492           5,966,554          5,942,157


See accompanying notes to Unaudited Condensed Financial Statements.

                                                    PATRICK INDUSTRIES, INC.
                                               UNAUDITED CONDENSED STATEMENTS OF
                                                           CASH FLOW

                                                                                            SIX MONTHS ENDED
                                                                                                   JUNE 31
                                                                                     1996                     1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $   5,149,065             $  4,979,127
  Adjustment to Reconcile Net Income to Net Cash:
      Depreciation and Amortization                                               2,185,144                1,587,458
      Other                                                                         (13,729)                 (23,967)
  Change in Assets and Liabilities:
      Decrease (Increase) in:
          Accounts Receivable                                                    (6,178,020)              (4,018,320)
          Inventories                                                             1,590,235               (1,821,313)
          Other                                                                     259,735                  (38,137)
      Increase (Decrease) in:
          Accounts Payable and Accrued Expenses                                   7,608,535                  276,525
          Income Taxes Payable and Deferred Taxes                                   847,614                  235,224
          Deferred Compensation                                                      73,678                   53,160
              Net Cash Provided by Operating Activities                       $  11,522,257             $  1,229,757

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                        $ (5,281,613)             $ (5,452,835)
  Acquisition of Assets of U.S. Door                                                 - - -                (3,346,596)
  Change in Cash Held in Escrow                                                      - - -                 2,015,201
  Other                                                                             97,633                    42,363
              Net Cash (Used in) Investing Activities                         $ (5,183,980)             $(6,741,867)


CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings Under Debt Agreements                                               - - -              $ 6,000,000
  Sale of Common Stock                                                             174,724                    6,255
  Principal Payments on Debt                                                         - - -                 (524,000)
  Reacquisition of Common Stock                                                  (1,080,288)                   - - -
  Cash Dividends                                                                   (477,058)               (237,034)

              Net Cash Provided by (Used In) Financing Activities             $ (1,382,622)             $  5,245,221

  Increase (Decrease) in Cash and Cash Equivalents                            $  4,955,655              $   (266,889)

CASH and CASH EQUIVALENTS, BEGINNING                                          $  1,349,709              $    666,986

CASH and CASH EQUIVALENTS, ENDING                                             $  6,305,364              $    400,097


See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of June 30, 1996, and December 31, 1995, and the results of operations and cash flows for the three months and the six months ended June 30, 1996 and 1995.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1995 audited financial statements. The results of operations for the three months and six months periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on June 30, 1996 and December 31, 1995 consist of the following classes:

                                                  June 30    December 31
                                                    1996           1995

          Raw Materials                       $20,827,787    $23,105,916
          Work in Process                         800,205        877,805
          Finished                              2,947,038      3,197,561

              Total Manufactured Goods        $24,575,030    $27,181,282

          Distribution Products                 9,296,887      8,280,870

              TOTAL INVENTORIES               $33,871,917    $35,462,152

    The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. The earnings per common share for the three months and six months ended June 30, 1996 and 1995 have been computed based on the weighted average number of shares of common stock. The weighted average number of shares outstanding was 5,965,951 for the three months and 5,966,554 for the six months ended June 30, 1996 and 5,943,492 for the three months and 5,942,157 for the six months ended June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The economy and the industries served by the Registrant improved starting in 1992 as net sales increased annually from $184 million in 1992 to over $362 million in 1995.

    The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                                                Three Months               Six Months
                                                               Ended June 30             Ended June 30
                                                              1996       1995           1996      1995

      Net Sales                                              100.0%     100.0%         100.0%    100.0%
      Cost of Sales                                            86.5       86.5           87.0      86.4
      Gross Profit                                             13.5       13.5           13.0      13.6
      Warehouse and Delivery                                    3.4        3.6            3.5       3.6
      Selling, General & Administrative                         4.9        4.8            5.0       5.0
      Operating Income                                          5.2        5.1            4.5       5.0
      Net Income                                                3.0        2.9            2.6       2.8




RESULTS OF OPERATIONS

    Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995
    Net Sales. Net sales increased by $14.8 million, or 16.0%, from $92.6 million for the quarter ended June 30, 1995, to $107.4 million in the quarter ended June 30, 1996. This sales increase was attributable to a 12% increase in units shipped by the Manufactured Housing industry, which represents approximately 68% of the Registrant s sales. The Registrant s sales to the Recreational Vehicle industry were higher in this years second quarter because the industry, which represents approximately 16% of Registrant s sales, was experiencing a slight increase in units shipped.

    Gross Profit. Gross profit increased by approximately $1.9 million, or 15.6%, from $12.5 million in the second quarter of 1995, to $14.4 million in the same 1996 quarter. As a percentage of net sales, gross profit remained about the same as the second quarter of 1995.

    Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $323,000, or 9.8%, from $3.3 million in 1995, to $3.6 million in the second quarter of 1996. As a percentage of net sales, warehouse and delivery expenses decreased from 3.6% in 1995 to 3.4% in the 1996 second quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $761,000, or 17.0%, from $4.5 million in 1995, to $5.2 million in 1996. As a percentage of net sales, selling, general and administrative expenses remained about the same.

    Operating Income. Operating income increased by approximately $863,000 because of the increased sales and the operating expenses remaining steady as percentages to sales. As a percentage of sales, operating income increased from 5.1% in 1995 to 5.2% in the 1996 second quarter.

    Interest Expense. Interest expense decreased by approximately $72,000 from $362,000 in 1995 to $290,000 in the second quarter of 1996. The Registrant s borrowing levels in the 1996 period were slightly lower and at lower rates.

    Net Income. Net income increased by approximately $541,000 from $2.7 million in 1995 to $3.2 million in 1996 for the second quarter ended June 30. This increase is attributable to the factors described above.


    Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995 Net Sales. Net sales increased by $21.6 million, or 12.0%, from $179.6 million for the six months ended June 30, 1995, to $201.2 million in the six months ended June 30, 1996. This sales increase was attributable to a 10.5% increase in units shipped by the Manufactured Housing industry, which represents 68% of the Registrant s total sales. The Registrant s sales to the Recreational Vehicle industry were about the same in both six month periods and represent about 16% of total sales.

    Gross Profit. Gross profit increased by $1.7 million, or 7.1%, from $24.5 million in the first six months of 1995, to $26.2 million in the same period in 1996. As a percentage of net sales, gross profit decreased from 13.6% in the first six months of 1995 to 13.0% in 1996. This decrease in the gross profit percentage was the result of first quarter lower volume and higher raw material costs of sales in the Registrant s aluminum extrusion division, plant relocation costs at the new Oregon facility, and highly competitive market pricing of certain products.

    Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $438,000, or 6.7%, from $6.6 million in 1995, to $7.0 million in the first six months of 1996. As a percentage of net sales, warehouse and delivery expenses decreased from 3.6% for 1995 to 3.5% in 1996.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 12.3%, from $9.1 million in 1995, to $10.2 million in 1996. As a percentage of net sales, selling, general and administrative expenses remained the same at 5.0% in 1995 and 1996.

    Operating Income. Operating income increased by approximately $183,000, or 2.1%, from $8.9 million in 1995, to $9.1 million in 1996. This increase is primarily attributable to the $1.7 million increase in gross profit. As a percentage of sales, operating income decreased from 5.0% in 1995 to 4.5% in 1996.

    Interest Expense. Interest expense decreased by $123,000 from $709,000 in 1995, to $587,000 in 1996. This decrease was due to lower interest rates and borrowing levels.

    Net Income. Net income increased by $170,000 from $5.0 million in 1995, to $5.2 million in 1996. This increase in net income is primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans and meet debt service requirements.


    The Registrant, in September, 1995, issued, to an insurance company in a private placement, $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments beginning in 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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

    The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and ordinary capital expenditures as currently contemplated.


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

        None

Item 3.  Defaults upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

       (a) The Annual Meeting of Shareholders of the Registrant was held on May 15, 1996.

       (b)  Not applicable.

       (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                           WITHHOLD
                          NAME                  FOR       AUTHORITY
                       Clyde H. Keith      5,173,295          34,634

                       Dorothy M. Lung     5,173,195          34,734

                       Robert C. Timmins   5,173,295          34,634


              2.  Not applicable.

        (d)   Not applicable.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PATRICK INDUSTRIES, INC.
                                           (Registrant)






Date    August 13, 1996                    /s/ Mervin D. Lung

                                           Mervin D. Lung
                                           (Chairman of the Board)





Date   August 13, 1996                     /s/ David D. Lung
                                           David D. Lung
                                           (President)






Date   August 12, 1996                     /s/ Keith V. Kankel
                                           Keith V. Kankel
                                           (Vice President Finance)
                                           (Principal Accounting Officer)