Form 10-Q
period 1996-09-30
PATRICK INDUSTRIES INC
filed 1996-11-13
CIK 76605

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996    Commission File Number 0-3922



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
                              Yes   X     No

      Shares of Common Stock Outstanding as of November 1, 1996:  5,962,766

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                           Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 1996 & December 31, 1995                       3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 1996 & 1995, and
    Nine Months Ended September 30, 1996 & 1995                  4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1996 & 1995                  5

  Notes to Unaudited Condensed Financial Statements              6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          7

PART II:  Other Information                                     10

  Signatures                                                    11


PART I:  FINANCIAL INFORMATION

             PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                                         (Unaudited)                    (Note)
                                                                        SEPTEMBER 30                  DECEMBER 31
                                                                             1996                         1995
            ASSETS

CURRENT ASSETS
    Cash                                                              $    2,022,986                $   1,349,709
    Accounts Receivable, Net                                              28,638,535                   20,427,355
    Inventories                                                           37,328,685                   35,462,152
    Other                                                                    145,168                      387,782
            Total Current Assets                                      $   68,135,374                $  57,626,998

INTANGIBLE AND OTHER ASSETS                                           $    5,387,973                $   5,239,766

PROPERTY AND EQUIPMENT                                                $   62,828,952                $  56,189,860
LESS ACCUMULATED DEPRECIATION                                             25,144,730                   23,140,702
                                                                      $   37,684,222                $  33,049,158

            Total Assets                                              $  111,207,569                $  95,915,922


            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current Maturities of Long-term Debt                              $      700,000                $     700,000
    Accounts Payable                                                      17,085,094                    9,589,103
    Accrued Expenses and Taxes Payable                                     4,850,390                    4,057,446
            Total Current Liabilities                                 $   22,635,484                $  14,346,549

LONG-TERM DEBT, NET OF CURRENT MATURITIES                             $   26,200,000                $  26,200,000

DEFERRED COMPENSATION                                                 $    1,031,428                $     919,821

DEFERRED INCOME TAX CREDITS                                           $    1,544,269                $   1,461,000

SHAREHOLDERS' EQUITY
    Common Stock                                                      $   21,767,744                $  21,626,489
    Retained Earnings                                                     38,028,644                   31,362,063
            Total Shareholders' Equity                                $   59,796,388                $  52,988,552

            Total Liabilities and Shareholders' Equity                $  111,207,569                $  95,915,922

NOTE: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to Unaudited Condensed Financial Statements.


                          PATRICK INDUSTRIES, INC.
                   UNAUDITED CONDENSED STATEMENTS OF INCOME


                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                              SEPTEMBER 30                             SEPTEMBER 30

                                                        1996                 1995                1996                1995
NET SALES                                            $105,686,233         $ 94,125,637        $306,849,116       $273,716,121
COST AND EXPENSES
  Cost of Goods Sold                                 $ 91,206,330         $ 80,913,172        $266,172,613       $236,037,230
  Warehouse and Delivery                                3,920,554            3,436,484          10,903,550          9,981,814
  Selling and Administrative                            4,915,825            4,801,757          15,074,356         13,850,944
  Financial Expenses, Net                                 236,539              316,132             823,347          1,025,514
                                                     $100,279,248         $ 89,467,545        $292,973,866       $260,895,502


INCOME BEFORE INCOME TAXES                           $  5,406,985         $  4,658,092        $ 13,875,250       $ 12,820,619

INCOME TAXES                                            2,122,300            1,816,000           5,441,500          5,000,000

NET INCOME                                           $  3,284,685         $  2,842,092        $  8,433,750       $  7,820,619


EARNINGS PER COMMON SHARE                            $        .55         $        .48        $       1.41       $       1.32


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     5,973,212            5,947,431           5,968,790           5,943,991


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOW

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                   1996                      1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $   8,433,750             $  7,820,619
  Adjustment to Reconcile Net Income to Net Cash:
      Depreciation and Amortization                                               3,357,973                2,472,907
      Other                                                                         (19,533)                (142,038)
  Change in Assets and Liabilities:
      Decrease (Increase) in:
      Accounts Receivable                                                         (8,211,180)             (8,681,024)
          Inventories                                                             (1,866,533)              2,153,155
          Other                                                                      242,614                   6,008
      Increase (Decrease) in:
          Accounts Payable and Accrued Expenses                                    7,801,741                 907,474
          Income Taxes Payable and Deferred Taxes                                    563,117                 242,508
          Deferred Compensation                                                      111,607                  79,650
          Net Cash Provided by Operating Activities                           $   10,413,556            $  4,859,259

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                        $   (7,820,442)           $ (8,833,410)
  Acquisition of Assets of U.S. Door                                                     ---              (3,346,596)
  Change in Cash Held in Escrow                                                          ---               2,603,959
  Other                                                                               90,558                 373,810
      Net Cash (Used in) Investing Activities                                 $   (7,729,885)           $ (9,202,237)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Borrowings Under Debt Agreements                                        $          ---            $ 18,000,000
  Sale of Common Stock                                                               174,724                  25,703
  Principal Payments on Debt                                                             ---             (13,274,000)
  Reacquisition of Common Stock                                                   (1,479,476)                    ---
  Cash Dividends                                                                    (714,912)               (474,342)
  Other                                                                                9,269                     ---
      Net Cash Provided by Financing Activities                               $   (2,010,395)           $   4,277,361
      Increase (Decrease) in Cash and Cash Equivalents                        $      673,277            $     (65,617)

CASH and CASH EQUIVALENTS, BEGINNING                                          $    1,349,709            $     666,986

CASH and CASH EQUIVALENTS, ENDING                                             $    2,022,985            $     601,369

CASH PAYMENTS FOR:
  Interest                                                                    $    1,282,207            $   1,127,842

  Income Taxes                                                                $    5,012,305            $   4,879,992

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of September 30, 1996, and December 31, 1995, and the results of operations and cash flows for the three months and the nine months ended September 30, 1996 and 1995.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1995 audited financial statements. The results of operations for the three months and nine months periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 1996 and December 31, 1995 consist of the following classes:

                                              September 30   December 31
                                                  1996           1995

              Raw Materials                   $22,965,977    $23,105,916
              Work in Process                   1,071,624        877,805
              Finished                          3,276,241      3,197,561

                   Total Manufactured Goods   $27,313,842    $27,181,282

              Distribution Products            10,014,843      8,280,870

                   TOTAL INVENTORIES          $37,328,685    $35,462,152

    The inventories are stated at the lower of cost, First-In, First-Out (FIFO) method, or market.

4. The earnings per common share for the three months and nine months ended September 30, 1996 and 1995 have been computed based on the weighted average number of shares of common stock. The weighted average number of shares outstanding was 5,973,212 for the three months and 5,968,790 for the nine months ended September 30, 1996 and 5,947,431 for the three months and 5,943,991 for the nine months ended September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The economy and the industries served by the Registrant improved starting in 1992 as net sales increased annually from $184 million in 1992 to over $362 million in 1995. In the first nine months of 1996, the Registrant continued its growth with record sales for the period.

    The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Income:

                                        Three Months          Nine Months
                                    Ended September 30     Ended September 30
                                     1996          1995      1996      1995

    Net Sales                       100.0%         100.0%   100.0%    100.0%
    Cost of Sales                    86.3           86.0     86.7      86.2
    Gross Profit                     13.7           14.0     13.3      13.8
    Warehouse and Delivery            3.7            3.7      3.6       3.7
    Selling, General
      & Administrative                4.7            5.1      4.9       5.1
    Operating Income                  5.3            5.2      4.8       5.0
    Net Income                        3.1            3.0      2.8       2.9


RESULTS OF OPERATIONS

    Quarter Ended September 30, 1996 Compared to Quarter Ended September 30,
1995

    Net Sales. Net sales increased by $11.6 million, or 12.3%, from $94.1 million for the quarter ended September 30, 1995 to $105.7 million in the quarter ended September 30, 1996. This sales increase was attributable to an almost 9% increase in units shipped by the Manufactured Housing industry, which represents approximately 69% of Registrant's sales. The Registrant's sales to the Recreational Vehicle industry were higher in this years third quarter because the industry, which represents approximately 16% of Registrant's sales, was experiencing a slight increase in units shipped of the units that utilize Registrant's products.

    Gross Profit. Gross profit increased by approximately $1.3 million, or 9.6%, from $13.2 million in the third quarter of 1995, to $14.5 million in the same quarter of 1996. As a percentage of sales, gross profit was lower by 0.3%.

    Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $0.48 million, or 14%. This is the same percentage to net sales as the third quarter of 1995. The increase in dollars is due to increased sales.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by only $114,000, or 2.4%, in the 1996 third quarter. As a percentage of net sales, these expenses decreased from 5.1% to 4.7% in the third quarter of 1996 compared to 1995.

    Operating Income. Operating income increased by $669,000 because of the increased sales and the operating expenses remaining steady or lower as percentages of sales. As a percentage of sales, operating income was increased from 5.2% to 5.3% in the 1996 third quarter.

    Interest Expense. Interest expense decreased by almost $80,000. The Registrant's borrowing levels were slightly lower during most of the 1996 third quarter compared to 1995, and temporary investments were higher.

    Net Income. Net income increased by $443,000 from $2.8 million in 1995 to $3.3 million in 1996 for the third quarter ended September 30. This increase from 3.0% of sales to 3.1% is attributable to the factors described above.


    Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

    Net Sales. Net sales increased by $33.1 million, or 12.1%, from $273.7 million for the nine months ended September 30, 1995, to $306.8 million in the nine months ended September 30, 1996. This sales increase was attributable to an almost 10% increase in the first nine months in units shipped by the Manufactured Housing industry, which represents approximately 69% of Registrant's sales. The Registrant's sales to the Recreational Vehicle industry were higher in this years first nine months because the industry, which represents approximately 16% of Registrant's sales, was experiencing a slight increase in units shipped of the units that utilize Registrants products.

    Gross Profit. Gross profit increased by approximately $3.0 million, or 8.0%, from $37.7 million in the first nine months of 1995, to $40.7 million in
the same period of 1996.   As a percentage of sales, gross profit was lower by
0.5%.

    Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by approximately $921,000, or 9.2%. This is 0.1 % less as a percentage of net sales than the nine months period of 1995. The increase in dollars is due to increased sales.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 8.8%, in the 1996 first nine months. As a percentage of net sales, these expenses decreased from 5.1% to 4.9% in the first nine months of 1996 compared to 1995.

    Operating Income. Operating income increased by approximately $852,000 because of the increased sales and the operating expenses remaining steady or lower as percentages of sales. As a percentage of sales, operating income decreased from 5.0% to 4.8% in the 1996 first nine months.

    Interest Expense. Interest expense decreased by approximately $202,000. The Registrant's borrowing levels were slightly lower during the first nine months of 1996 compared to 1995, and temporary investments were higher.

    Net Income. Net income increased by approximately $613,000 from $7.8 million in 1995 to $8.4 million in 1996 for the nine months ended September 30. This increase is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans and meet debt service requirements.

    The Registrant, in September, 1995, issued to an insurance company in a private placement, $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments beginning in 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

    The Registrant has a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. The Credit Agreement provided for a $10 million term loan with a maturity in February, 1999 and a credit revolver loan of up to $13 million with maturity in February 1997. In September, 1995 with funds from the insurance company private placement, the Registrant prepaid the term loan in full and paid the revolver outstanding balance. On October 31, 1995 the bank financing agreement was amended reducing the credit revolver loan availability to $5,000,000. Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 Financial Data Schedule

	 (b)  There were no Reports filed on Form 8-K during this period.



                           SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PATRICK INDUSTRIES, INC.
                                               (Registrant)






Date   November 12, 1996                   /S/Mervin D. Lung
                                              Mervin D. Lung
                                              (Chairman of the Board)






Date   November 12, 1996                   /S/David D. Lung
                                              David D. Lung
                                              (President)






Date   November 12, 1996                   /S/Keith V. Kankel
                                              Keith V. Kankel
                                              (Vice President Finance)
                                              (Principal Accounting Officer)