Form 10-K
period 1996-12-31
PATRICK INDUSTRIES INC
filed 1997-03-26
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1996                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         COMMON STOCK, WITHOUT PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X______ No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K   [ ]


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 1997 (based upon the closing price on NASDAQ and an estimate that 78.9% of the shares are owned by non-affiliates) was $76,482,168.

As of March 10, 1997, 5,965,266 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

              Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1997 are incorporated by reference into Parts III of this Form 10-K.


                                     PART I

ITEM 1.  BUSINESS

        The Registrant is a leading manufacturer and supplier of building products and materials to the manufactured housing and recreational vehicle industries. In addition, the Registrant is a supplier to certain other industrial markets, such as furniture manufacturing, marine and the automotive aftermarket. The Registrant manufactures decorative vinyl and paper panels, cabinet doors, countertops, aluminum extrusions, drawer sides, wood adhesives, and laminating machines. The Registrant is also an independent wholesale distributor of pre-finished wall and ceiling panels, particleboard, hardboard siding, passage doors, roofing products, building hardware, insulation and other related products.

        The Registrant has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Registrant believes that it is one of the few suppliers to the manufactured housing and recreational vehicle industries that has such a nationwide network. The Registrant maintains nine manufacturing plants and two distribution facilities near its principal offices in Elkhart, Indiana, and operates twelve other warehouse and distribution centers and sixteen other manufacturing plants in thirteen states.

Strategy

        Over time, the Registrant has developed very strong working relationships with its customers. In so doing, the Registrant has oriented its business and expansion to the needs of these customers. These customers include all of the larger manufactured housing and most of the recreational vehicle manufacturers. The Registrant's customers generally demand high quality standards and a high degree of flexibility from their suppliers. The result has been that the Registrant focuses on maintaining and improving the quality of its manufactured products, and has developed a nationwide manufacturing and distribution presence in response to its customers' need for flexibility. As the Registrant explores new markets and industries, it believes that this nationwide network provides it with a strong foundation for expansion.

        The Registrant continually seeks to improve its position as a leading supplier to the manufactured housing and recreational vehicle industries and other industries to which its products, manufacturing processes or sales and distribution system are applicable. Currently, approximately 69% of the Registrant's sales are to the manufactured housing industry and the remaining 31% is split between the Recreational Vehicle and other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional and specific product line companies.

        Management has identified several tools which it expects to utilize to accomplish its operating strategies, including the following:

  Diversification into Additional Industries

        While the Registrant continually seeks to improve its position as a leading supplier to the manufactured housing and recreational vehicle industries, it is also seeking to expand its product lines into other industrial markets. Many of the Registrant's products such as its countertops, cabinet doors and shelving have applications in the furniture and cabinetry markets. In addition, the manufacturing processes for the Registrant's aluminum extrusions are easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets, and the Registrant's adhesives are produced for almost all industrial applications.

        Because industrial order size tends to be for larger numbers of units, the Registrant enjoys better production efficiencies for these orders. The Registrant believes that diversification into additional industries will reduce its vulnerability to the cyclical nature of the Manufactured Housing and Recreational Vehicle industries. In addition, the Registrant believes that it's nationwide manufacturing and distribution capabilities enable it to effectively serve it's customers and position it for product expansion.

  Expansion of Manufacturing Capacity

        In the last 3 years, the Registrant has invested approximately $28.8 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, cabinet doors and industrial adhesives. In addition, the Registrant has invested $4.5 million to purchase existing businesses. The new capacity created by these investments has enabled the Registrant to capture additional margins on its products by bringing more efficiencies to its operations and will accommodate future growth in the Registrant's product lines and markets.

  Strategic Acquisitions and Expansion

        The Registrant supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Registrant, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. In 1994 the Registrant acquired a company that manufactures laminating presses and in 1995 the Registrant completed the acquisition of a cabinet door manufacturer. In 1996 the Registrant expanded existing product lines and capacity with the opening of it's new manufacturing and distribution complex in Woodburn, Oregon.

Principal Products

        The Registrant distributes primarily prefinished wall and ceiling panels, particleboard, hardboard siding, passage doors, building hardware, insulation and other products. Through its manufacturing divisions, the Registrant fabricates decorative vinyl and paper panels, cabinet doors, countertops, wood mouldings, aluminum extrusions, drawer sides, wood adhesives and laminating presses.

        Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 42.0%, 39.0%, and 41.9% for the years ended December 31, 1996, 1995, and 1994 respectively.

       The Registrant has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Manufacturing Processes and Operations

        The Registrant's laminating facilities utilize various materials including gypsum, particleboard, plywood and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil and high pressure laminate. These laminated products are utilized to produce furniture, shelving, wall, counter and cabinet products with a wide variety of finishes and textures.

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

       The Registrant's wood adhesive division, which supplies adhesives used in all the Registrant's manufacturing processes and to outside industrial customers, uses a process of mixing non-toxic non-hazardous chemicals with water to produce adhesives sold in tubes, pails, barrels, totes and rail tank cars.

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

        Manufactured homes are built in accordance with national and state building codes. Manufactured homes are factory-built and transported to a site where they are installed, often permanently. Some manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles.

        The Manufactured Housing industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply since 1991, with increases in each of the last five years. Manufactured home unit shipments in 1996 were 363,000, which is an increase of 192,000 units or 112% since 1991.

        These cycles have an historic precedent. The Registrant believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, the agricultural and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the manufactured housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories and over-built housing markets in certain regions of the country, resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics have caused the manufactured housing cycle to change positively.

  Recreational Vehicles

        The Recreational Vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing general economic conditions which affect disposable income for leisure time activities. Fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, in the past, have had an adverse impact on recreational vehicle sales. Recently the industry has been characterized by shifting demand towards lower-priced, higher-value products which appeal to economy-minded, value-conscious buyers.

        Recreational vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association. The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheels, motor homes and van conversions. These recreational vehicles are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling.

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

        A motor home is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom, dining and sleeping areas. Motor homes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding and water storage facilities. Although they are not designed for permanent or semi-permanent living, motor homes do provide comfortable living facilities for short periods of time.

        Van conversions are conventional vans modified for recreational or other use.

        Sales of recreational vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for recreational vehicles in the past, and could adversely affect demand in the future. The recreational vehicle industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally results in a decrease in the sale of leisure time products such as recreational vehicles.

  Other Markets

        Many of the Registrant's products, such as its countertops, laminated panels, cabinet doors and shelving, may be utilized in the furniture and cabinetry markets. The Registrant's aluminum extrusion process is easily applied to the production of running boards and other accessories for pick-up trucks and vans, and the Registrant's adhesives are marketed in industrial adhesive markets.

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

Marketing and Distribution

        The Registrant's sales are to manufactured housing and recreational vehicle manufacturers and other building products manufacturers. The Registrant has approximately 3,000 customers. The Registrant has two customers, Fleetwood Enterprises, Inc. and Skyline Corporation, who together accounted for 21.8% of the Registrant's total sales in 1996 and 23.5% in 1995. Ten other customers collectively accounted for approximately 33.0% of 1996 sales. The Registrant believes it has good relationships with its customers.

        Products for distribution are purchased in carload or truckload quantities, warehoused and then sold and delivered by Registrant. Some of the Registrant's products are shipped directly from the suppliers to the customers. The Registrant typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Registrant's warehouses or customers. The Registrant's customers do not maintain long-term supply contracts, and therefore the Registrant must bear the risk of accurate advance estimation of customer orders. The Registrant maintains a substantial inventory to satisfy these orders. The Registrant has no significant backlog of orders.

        The Registrant operates fourteen warehouse and distribution centers and twenty-five manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Idaho, Indiana, Kansas, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Registrant is able to minimize its intransit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers

        During the year ended December 31, 1996, the Registrant purchased approximately 69% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 41% of the Registrant's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of Registrant's important materials.

Competition

        The manufactured housing and recreational vehicle industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality and service. The Registrant has several competitors in each of its classes of products. Some manufacturers and suppliers of materials purchased by the Registrant also compete with it and sell directly to the same industries. Most of the Registrant's competitors compete with the Registrant on a regional basis. In order for a competitor to compete with the Registrant on a national basis, the Registrant believes that a substantial capital commitment and experienced personnel would be required. The industrial markets in which the Registrant continues to expand are also highly competitive.

Employees

        As of December 31, 1996, the Registrant had 1,497 employees of which 1,286 employees are engaged directly in production, warehousing, and delivery operations, 45 in sales, and 166 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Registrant considers its relationships with its employees to be good.

        The Registrant provides group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.


ITEM 2.  PROPERTIES AND EQUIPMENT

     As of December 31, 1996, the Registrant maintained the following warehouse, manufacturing and distribution facilities:

                                                                            Ownership or
Location                  Use                        Area Sq. Ft.         Lease Arrangement

Elkhart, IN               Manufacturing(5)             40,400             Leased to 1997
Middlebury, IN            Manufacturing(5)             18,000             Owned
Elkhart, IN               Mfg&Dist(1)(3)(5)           133,600             Leased to 2005
Elkhart, IN               Manufacturing(3)             20,000             Owned
Elkhart, IN               Manufacturing (5)            42,000             Leased to 1998
Elkhart, IN               Manufacturing(2)             31,000             Leased to 1999
Elkhart, IN               Manufacturing(2)             30,000             Leased to 1997
Bristol, IN               Mfg. & Dist.(1)(5)           62,000             Owned
Decatur, AL               Distribution(2)              35,000             Owned
Decatur, AL               Mfg. & Dist.(1)(2)           52,000             Leased to 1997
Decatur, AL               Manufacturing(2)(4)          41,000             Owned
Eatonton, GA              Manufacturing(2)             48,300             Leased to 1998
Valdosta, GA              Mfg. & Dist.(1)(2)           30,800             Owned
Charlotte, NC             Distribution(1)              36,000             Leased to 1997
Charlotte, NC             Manufacturing(2)             46,800             Owned
Halstead, KS              Distribution(1)              36,000             Owned
Waco, TX                  Distribution(1)              57,000             Leased to 1999
Waco, TX                  Manufacturing(2)             57,000             Leased to 1999
Mt. Joy, PA               Distribution(1)              58,500             Owned
Ocala, FL                 Manufacturing(3)             20,600             Leased to 1999
Ocala, FL                 Manufacturing(3)             15,000             Leased to 1998
Ocala, FL                 Mfg. & Dist.(1)(2)           35,200             Owned
Fontana, CA               Mfg. & Dist.(1)(2)          110,000             Owned
Fontana, CA               Manufacturing(2)             71,755             Owned
Phoenix, AZ               Manufacturing (3)            43,600             Leased to 1997
Phoenix, AZ               Manufacturing (2)            36,000             Leased to 1997
Phoenix, AZ               Manufacturing (5)            15,700             Leased to 1999
Woodburn, OR              Manufacturing(3)             21,500             Owned
Woodburn, OR              Mfg. & Dist.(1,2,3)         153,000             Owned, Subject to Mortgage
Mishawaka, IN             Manufacturing(4)            191,000             Owned, Subject to Mortgage
Elkhart, IN               Manufacturing(4)            190,500             Owned
Boulder City, NV          Manufacturing(5)             24,700             Leased to 1999
Elkhart, IN               Admin. Offices               10,000             Owned

(1)  Distribution center
(2)  Vinyl/paper/foil laminating
(3)  Cabinet doors
(4)  Aluminum and adhesives
(5)  Other


      Additionally, the Registrant operates distribution centers out of public warehouses in Woodland, California and Boise, Idaho. The Registrant also owns one other facility which is not being utilized in its operations and is presently leased out for monthly rental of $7,000. As of December 31, 1996, the Registrant owned or leased 33 trucks, 59 tractors, 84 trailers, 124 forklifts, 50 automobiles and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.


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


                   1st Quarter           2nd Quarter              3rd Quarter              4th Quarter
1996             15 1/4  - 11           14 3/4  -  12 1/4       15 3/8  -  12 1/4        16 1/2  -  14

1995             13      -  8 1/4       12 1/8  -   9 1/4       14 1/4  -  10 3/4        14 1/2  - 11


      The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      There were approximately 830 holders of the Registrant's common stock as of December 31, 1996 as taken from the transfer agent's shareholder listing.

      The Registrant declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and continued it through December 31, 1996. Although this is a regular quarterly dividend any future determination to pay cash dividends will be made by the Board of Directors in light of the Registrant's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.


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



                                                        As of or for the Year Ended December 31,
                                         1996               1995              1994               1993              1992
                                                         (dollars in thousands, except per share amounts)

Net Sales                              $403,511         $362,519           $330,981           $258,557           $184,250
Gross Profit                             53,362           49,690             42,328               33,593           22,130
Warehouse and delivery
 expenses                                14,645           13,244             12,070               10,188            8,449
Selling, general, and
 administrative expenses                 19,909           18,809             14,792               13,099           10,380
Interest expense, net                     1,078            1,200                940                  918            1,133
Income taxes                              6,929            6,344              5,642                3,633              825
Net income                               10,800           10,093              8,884                5,755            1,343
Earnings per common share (1)              1.81             1.70               1.46                 1.11              .31
Weighted average common
 shares outstanding(1)                    5,967            5,947              6,094                5,162            4,304
Cash Dividends, per
 common share                               .16              .12                ---                    ---            ---
Working Capital                          45,646           43,280             35,011               27,356           15,035
Total assets                            106,606           95,916             87,269               67,990           49,935
Long-term debt                           26,152           26,200             21,150               11,624           15,387
Shareholders' equity                     62,296           52,989             43,439               36,460           19,195

(1) Adjusted to reflect the three-for-two stock split effected in the nature of a stock dividend effective June 10, 1993 and the two-for-one stock split effective March 8, 1994.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

GENERAL

        The Registrant's business has shown significant revenue growth since 1991, with net sales increasing from $143 million to $403 million in five years.

        In 1996, the Registrant again achieved record annual sales of $403.5 million. The increase in sales resulted from the continued strength of the economy and increased production in the manufactured housing industry. The revenue gains, resulting in increased gross profits, has enabled the Registrant to achieve 1996 net income of $10.8 million.

        The following table sets forth the percentage relationship to net sales of certain items in the Registrant's statements of operations:

                                               Year Ended
                                               December 31,
                                     1996         1995       1994

Net sales                           100.0%       100.0%     100.0%
Cost of sales                        86.8         86.3       87.2
Gross profit                         13.2         13.7       12.8
Warehouse and delivery                3.6          3.7        3.6
Selling, general and administrative   4.9          5.2        4.5
Operating income                      4.7          4.8        4.7
Net income                            2.7          2.8        2.7


RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to year Ended December 31, 1995

      Net Sales. Net sales increased by $41.0 million, or 11.3%, from $362.5 million for the year ended December 31, 1995, to $403.5 million in the year ended December 31, 1996. This sales increase was attributable to a 6.9% increase in 1996 units shipped by the manufactured housing industry. This industry represents approximately 69% of the Registrant's sales. The Registrant's sales to the recreational vehicle industry were higher this year because the industry was experiencing a slight increase in units shipped of the units that utilize the Registrant's products. The recreational vehicle industry sales as a percent of the Registrant's total sales were 15%, down .05% from 1995 because of increased manufactured housing industry sales. The Registrant's sales to furniture, marine and other industries was approximately 16% of total sales which was also less than in 1995 due to the increased manufactured housing sales.

      Gross Profit. Gross profit increased by approximately $3.7 million, or 7.4%, from $49.7 million in the fiscal year 1995, to $53.4 million in 1996. As a percentage of sales, gross profit was lower by 0.5% due to increases in labor, building and equipment depreciation, and workers compensation and group insurance costs.

      Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by approximately $1.4 million, or 10.6%, from $13.2 million in fiscal 1995, to $14.6 million in 1996. This is 0.1% less as a percentage of net sales than in 1995. The increase in dollars is due to the increased sales.

      Selling, General and Administrative Expenses. Selling, General and administrative expenses increased by $1.1 million, or 5.8%, in 1996, from $18.8 million in 1995 to $19.9 million in 1996. As a percentage of net sales, these expenses decreased from 5.2% in 1995 to 4.9% in 1996.

      Operating Income. Operating income increased by approximately $1.2 million, from $17.6 million in 1995 to $18.8 million, because of the increased sales resulting in increased gross profits and the operating expenses being lower as percentages of sales. As a percentage of sales, operating income decreased from 4.8% to 4.7% in the year 1996 as compared to 1995.

      Interest Expense. Interest expense, net of interest income, decreased by approximately $122,000. The Registrant's borrowing levels were slightly lower during most of 1996 compared to 1995, and temporary investments were higher.

      Net Income. Net income increased by approximately $707,000 from $10.1 million in 1995 to $10.8 million in 1996. This increase is attributable to the factors described above.


 Year Ended December 31, 1995 Compared to year Ended December 31, 1994

      Net Sales. Net sales increased by $31.5 million, or 9.5%, from $331.0 million for the year ended December 31, 1994, to $362.5 million in the year ended December 31, 1995. Sales increases were primarily attributable to increases in units shipped by the Manufactured Housing industry. The Manufactured Housing industry, which represents approximately 66% of Registrant's sales, recorded an 11.7% increase in units shipped. The Registrant's sales to the Recreational Vehicle industry were down as a percent of total company sales as a result of unit decreases of 8% in 1995.

      Gross Profit. Gross profit increased by $7.4 million, or 17.5%, from $42.3 million in the fiscal year of 1994, to $49.7 million in the fiscal year 1995. As a percentage of net sales, gross profit increased from 12.8% in fiscal year 1994 to 13.7% in 1995. This increase in gross profit resulted from more stable prices of certain commodity raw products, increased efficiency of labor, and improvement in worker's compensation insurance costs.

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

      The Registrant, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

      The Registrant had a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. The Credit Agreement provided for a $10 million term loan with a maturity in February, 1999 and a credit revolver loan of up to $13 million with maturity in February, 1997. In September, 1995 with funds from the insurance company private placement, the Registrant prepaid the term loan in full and paid the revolver outstanding balance. In October, 1995, the bank financing agreement was amended reducing the credit revolver loan availability to $5,000,000. The Revolving Credit Agreement was amended on February 13, 1997 and provides loan availability of $10,000,000 with maturity in three years.
Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

      The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and capital expenditures as currently contemplated.


SEASONALITY

      Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Registrant's sales and profits were generally highest in the second and third quarters.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1997, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                 Page

(a)  1.   FINANCIAL STATEMENTS

          Independent auditor's report           F-1

          Balance sheets -
           December 31, 1996 and 1995            F-2

          Statements of income-years ended
            December 31, 1996, 1995, and 1994    F-3

          Statements of shareholders' equity-
           years ended December 31,
           1996, 1995, 1994                      F-4

          Statements of cash flow-
           years ended December 31,
           1996, 1995, and 1994                  F-5

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

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1997.

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

     Signature                 Title                               Date

/s/ Mervin D. Lung       Chairman of the Board, Chief           March 25, 1997
     Mervin D. Lung          Executive Officer and Director

/s/ David D. Lung        President, Chief Operating Officer     March 25, 1997
     David D. Lung           and Director

/s/ Keith V. Kankel      Vice President-Finance,                March 25, 1997
     Keith V. Kankel        Principal Accounting Officer and Director

/s/ Thomas G. Baer       Vice President-Operations and Director March 25, 1997
     Thomas G. Baer

/s/ Harold E. Wyland     Vice President-Sales and Director      March 25, 1997
     Harold E. Wyland

/s/ Clyde H. Keith       Director                               March 25, 1997
     Clyde H. Keith

/s/ Merlin D. Knispel    Director                               March 25, 1997
     Merlin D. Knispel

/s/ Dorothy M. Lung      Director                               March 25, 1997
     Dorothy M. Lung

/s/ John H. McDermott    Director                               March 25, 1997
     John H. McDermott

/s/ Robert C. Timmins    Director                               March 25, 1997
     Robert C. Timmins





                       INDEPENDENT AUDITOR'S REPORT





To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana





We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                         /s/ McGladrey & Pullen, LLP


                         McGLADREY & PULLEN, LLP




Elkhart, Indiana
January 31, 1997


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995


                                        1996           1995


ASSETS

Current Assets
  Cash and cash equivalents        $     2,041,482     $     1,349,709
  Investment in marketable securities    4,400,000                  -
  Trade receivables                     15,208,671          20,427,355
  Inventories                           39,342,506          35,462,152
  Prepaid expenses                         393,520             387,782

     Total current assets               61,386,179          57,626,998

Property and Equipment, net             39,759,294          33,049,158

Intangible and Other Assets              5,460,793           5,239,766

                                   $   106,606,266     $    95,915,922

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of
    long-term debt                 $     1,138,517    $        700,000
  Accounts payable, trade               10,545,175           9,589,103
  Accrued liabilities                    4,056,031           4,057,446

     Total current liabilities          15,739,723          14,346,549

Long-Term Debt, less current
  maturities                            26,151,527          26,200,000

Deferred Compensation Obligations        1,069,357             919,821

Deferred Tax Liabilities                 1,350,000           1,461,000

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, no par value; authorized
    1,000,000 shares                            -                  -
  Common stock, no par value; authorized
    12,000,000 shares; issued 1996
    5,963,766 shares;
    1995 5,966,866 shares                22,138,494         21,626,489

Retained earnings                        40,157,165         31,362,063
                                         62,295,659         52,988,552

                                   $    106,606,266    $    95,915,922



See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1996, 1995, and 1994


                           1996               1995             1994



Net sales           $    403,510,956    $    362,519,418    $ 330,980,991


Cost of goods sold       350,149,363         312,829,489     288,652,765



     Gross profit         53,361,593          49,689,929      42,328,226


Operating expenses:
  Warehouse and delivery  14,644,949          13,244,189      12,069,671
  Selling, general, and
    administrative        19,909,274          18,809,458      14,792,359
                          34,554,223          32,053,647      26,862,030

     Operating income     18,807,370          17,636,282      15,466,196

Interest expense, net      1,078,206           1,199,742         940,167


     Income before income
       taxes (credits)    17,729,164          16,436,540      14,526,029

Federal and state
  income taxes             6,929,000           6,344,000       5,642,000


     Net income     $     10,800,164     $    10,092,540     $ 8,884,029


Earnings per
  common share      $           1.81     $          1.70     $      1.46



See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1996, 1995, and 1994


                                  Preferred        Common              Retained
                                    Stock           Stock              Earnings           Total
Balance, December 31, 1993        $        -   $    22,132,952   $     14,326,613    $    36,459,565
  Net income                               -                -           8,884,029          8,884,029
  Proceeds from the exercise of
    2,600 stock options including
    related tax benefit                    -             5,421                  -              5,421
  Issuance of 30,000 shares of
    common  stock for stock award plan     -           270,000                  -            270,000
  Repurchase and retirement of 265,700
    shares of common stock                 -          (951,206)        (1,228,800)        (2,180,006)
Balance, December 31, 1994                 -         21,457,167        21,981,842         43,439,009
  Net income                               -                 -         10,092,540         10,092,540
  Proceeds from the exercise of
    26,374 stock options including
    related tax benefit                    -            169,322                -             169,322
  Dividends on common stock ($.12 per
    share)                                 -                  -          (712,319)          (712,319)
Balance, December 31, 1995                 -         21,626,489         31,362,063        52,988,552
  Net income                               -                  -         10,800,164        10,800,164
  Proceeds from the exercise of
    84,800 stock options including
    related tax benefit                    -            545,474                -             545,474
  Issuance of 30,000 shares of common
    stock for stock award plan             -            393,750                -             393,750
  Repurchase and retirement of 117,900
    shares of common stock                 -          (427,219)        (1,052,257)        (1,479,476)
  Dividends on common stock ($.16 per
    share)                                 -                 -           (952,805)          (952,805)
Balance, December 31, 1996        $        -   $    22,138,494   $     40,157,165    $    62,295,659



See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995, and 1994


                                           1996                  1995                     1994

Cash Flows From Operating Activities

  Net income                      $        10,800,164            $     10,092,540    $    8,884,029
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Depreciation and amortization             4,506,768                   3,556,512         2,883,110
  Deferred income taxes                      (111,000)                    101,000           273,000
  Other                                       488,557                     183,054          (149,606)
  Change in assets and liabilities:
    Decrease (increase) in:
         Trade receivables                  5,218,684                  (1,717,489)      (2,849,614)
         Inventories                       (3,880,354)                  1,031,077       (6,628,546)
         Prepaid expenses                      (5,738)                    (83,293)        (110,006)
    Increase (decrease) in:
         Accounts payable and accrued
           liabilities                        954,657                  (4,803,782)        2,023,342
         Income taxes payable                      -                      306,332)         (303,168)
           NET CASH PROVIDED BY OPERATING
             ACTIVITIES                    17,971,738                   8,053,287         4,022,541

Cash Flows From Investing Activities
  Capital expenditures                     (9,811,116)                (11,866,492)       (5,773,694)
  Investment in marketable securities      (4,400,000)                         -                  -
  Acquisition of businesses, net of cash           -                   (3,346,596)        (1,148,727)
  Cash held in escrow                              -                    4,584,738         (4,584,738)
  Other                                      (264,539)                   (225,217)           190,974
         NET CASH (USED IN) INVESTING
           ACTIVITIES                      (14,475,655)                (10,853,567)      (11,316,185)

Cash Flows From Financing Activities
  Borrowings under long-term debt agreements       -                    24,000,000        21,666,666
  Principal payments on long-term debt       (917,503)                 (19,974,000)      (11,996,911)
  Proceeds from exercise of common
    stock options                             545,474                      169,322             5,421
  Repurchase of common stock               (1,479,476)                           -        (2,180,006)
  Cash dividends paid                        (952,805)                    (712,319)                -
         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES            (2,804,310)                   3,483,003         7,495,170
         INCREASE IN CASH AND CASH
           EQUIVALENTS                        691,773                      682,723           201,526

Cash and cash equivalents, beginning        1,349,709                      666,986           465,460

Cash and cash equivalents, ending       $   2,041,482               $     1,349,709     $    666,986


See Notes to Financial Statements.


NOTE 1.  NATURE OF BUSINESS, USE OF ESTIMATES, AND SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF BUSINESS:


The Company's operations consist primarily of the manufacture and distribution of building products and materials for use primarily by the manufactured housing and recreational vehicle industries for customers throughout the United States. Credit is generally granted on an unsecured basis for terms of 30 days.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly-owned subsidiaries, Harlan Machinery Company, Inc. and Patrick Door, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

The Company has cash on deposit in financial institutions in amounts which, at times, may be in excess of insurance coverage provided by the Federal Deposit Insurance Corporation.

For purposes of the statement of cash flows, the Company considers all overnight repurchase agreements to be cash equivalents.

MARKETABLE SECURITIES:

The Company has investments in marketable debt securities which it has classified as available-for-sale securities. Management determines the classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of deferred tax effects, are reported as a separate component of shareholders' equity.

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out
(FIFO) method) or market.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Depreciation has been computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment, transportation equipment, and leasehold improvements.

GOODWILL:

Goodwill, the excess of cost over the fair value of net assets acquired, is amortized by the straight-line method over 15-year periods. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. In the event that an impairment is evident, the Company records an expense for that impairment. Factors considered by management include current operating results, anticipated future cash flows, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

REVENUE RECOGNITION:

The Company ships product based on specific orders from customers. Shipments are made by the Company only after receiving authorization from the customer and revenue is recognized upon delivery.

EARNINGS PER COMMON SHARE:

Earnings per common share for the years ended December 31, 1996, 1995, and 1994 have been computed based on the weighted average common shares outstanding of 5,967,489, 5,946,948, and 6,094,444 respectively.

NOTE 2.  INVESTMENT IN MARKETABLE SECURITIES

During the year ended December 31, 1996, the Company purchased marketable debt securities in the total amount of $4,400,000. These available-for-sale debt securities mature in 2024 and 2026 and bear interest at a weekly adjusted variable rate which was 5.55% at December 31, 1996. The securities are stated at fair value which was equal to their cost at December 31, 1996.

NOTE 3.  BALANCE SHEET DATA

TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December
31, 1996 and 1995 are stated net of an allowance for doubtful accounts of $80,000 and $100,000 respectively.

INVENTORIES:

                                  1996               1995

Raw materials             $       24,204,345   $ 23,105,916
Work in process                    1,029,127        877,805
Finished goods                     5,311,075      3,197,561
Materials purchased for resale     8,797,959      8,280,870
                          $       39,342,506   $ 35,462,152

PROPERTY AND EQUIPMENT:

Land and improvements     $        3,084,374   $  2,292,048
Buildings and improvements        18,107,574     16,152,051
Machinery and equipment           38,649,613     32,254,155
Transportation equipment           3,404,977      3,331,637
Leasehold improvements             2,383,751      2,159,969
                                  65,630,289     56,189,860

Less accumulated depreciation     25,870,995     23,140,702

                          $       39,759,294   $ 33,049,158

INTANGIBLE AND OTHER ASSETS:

Goodwill, at amortized cost  $     3,080,202   $  3,294,276
Other, primarily cash value
  of life insurance                2,380,591      1,945,490
                          $        5,460,793   $  5,239,766

ACCRUED LIABILITIES:

Payroll and related expenses  $   2,885,859    $  2,664,374
Property taxes                      639,280         811,155
Other                               530,892         581,917
                          $       4,056,031    $  4,057,446


NOTE 4. PLEDGED ASSETS AND LONG-TERM DEBT

Long-term debt and related collateral at December 31, 1996 and 1995 consist of the following:

                                               1996              1995

Senior Notes, insurance company         $      18,000,000 $      18,000,000
Indiana Development Finance
  Authority Bonds                               3,000,000         3,300,000
State of Oregon Economic Development
  Revenue Bonds                                 5,200,000         5,600,000
Other                                           1,090,044              -

                                               27,290,044        26,900,000
  Less current maturities                       1,138,517           700,000
                                        $      26,151,527 $      26,200,000


NOTES TO FINANCIAL STATEMENTS

The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The annual principal installments of $2,571,428 commence on September 15, 1999 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (3.82% at December 31, 1996). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (3.75% at December 31, 1996). The final installment is due December 1, 2010. The bonds are collateralized by real estate and equipment purchased wiht the bond funds and are backed by a bank standby letter of credit.

The Company has an unsecured revolving credit agreement which allows borrowings up to $5,000,000 or a borrowing base defined in the agreement. Interest on this note is at either prime or the Eurodollar rate plus 1% to 1.25%. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth. In addition, the Company is contingently liable for standby letters of credit of $1,350,000 to meet credit policies of certain suppliers.

Aggregate maturities of long-term debt for the years ending
December 31, 1998 through 2001 are as follows: 1998 $1,137,689;
1999 $3,485,265; 2000 $3,271,428; and 2001 $3,271,428.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 1996, 1995, and 1994 was approximately $1,670,000, $1,420,000, and $940,000 respectively

NOTE 5.  EQUITY TRANSACTIONS

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

NOTE 6.  COMMITMENTS AND RELATED PARTY LEASES

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements which expire at various dates through 2005. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman/major shareholder and expire at various dates through September 30, 2005.

The total minimum rental commitment at December 31, 1996 under the leases mentioned above is approximately $9,901,000, which is due approximately $2,578,000 in 1997, $2,068,000 in 1998,
$1,556,000 in 1999, $1,110,000 in 2000, $802,000 in 2001, and
$1,787,000 thereafter.

The total rent expense included in the statements of income for the years ended December 31, 1996, 1995, and 1994 is approximately $3,400,000, $3,000,000, and $2,600,000 respectively, of which approximately $1,300,000, $1,300,000, and $1,100,000 respectively was paid to the chairman/major shareholder.

NOTE 7.  MAJOR CUSTOMERS

Net sales for the years ended December 31, 1996, 1995, and 1994 include sales to two major customers, Skyline Corporation and Fleetwood Enterprises, Inc., each of which accounted for 10% or more of the total net sales of the Company for those years. The percentage of total Company sales to one major customer was 10.6%, 11.3%, and 13.8%, and to the other was 11.2%, 12.2%, and
15.5% for the years ended December 31, 1996, 1995, and 1994 respectively.

The balances due from these two customers at December 31, 1996 and 1995 were not significant to the total trade receivables balance.

NOTE 8.  INCOME TAX MATTERS

Federal and state income taxes for the years ended December 31, 1996, 1995, and 1994, all of which are domestic, consist of the following:


                          1996                 1995              1994

Current:
Federal          $        6,016,000     $      5,185,000  $      4,405,000
State                     1,024,000            1,058,000         964,000
Deferred                  (111,000)            101,000           273,000
                 $        6,929,000     $      6,344,000  $      5,642,000


The provisions for income taxes for the years ended December 31, 1996, 1995, and 1994 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 34% to 35% to income before income taxes. A reconciliation of the differences is as follows:

                                               1996                    1995               1994


Rate applied to pretax income           $      6,197,000  $      5,637,000           $    4,984,000
State taxes, net of federal
  tax benefit                                    701,000           723,000                  637,000
Permanent differences                             31,000           (16,000)                  21,000
                                        $      6,929,000  $      6,344,000           $    5,642,000


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

The composition of the deferred tax assets and liabilities at December 31, 1996 and 1995 is as follows:

                                               1996                    1995

Gross deferred tax liability,
  accelerated depreciation              $      (2,634,000)       $     (2,382,000)
Gross deferred tax assets:
  Trade receivables allowance                      31,000                  38,000
  Inventory capitalization                        337,000                 276,000
  Nondeductible accruals                          431,000                 226,000
  Deferred compensation                           412,000                 353,000
  Other                                            73,000                  28,000
                                                1,284,000                 921,000

    Net deferred tax liabilities        $      (1,350,000)       $     (1,461,000)


NOTE 9.  COMPENSATION PLANS

DEFERRED COMPENSATION OBLIGATIONS:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.

BONUS PLAN:

The Company pays bonuses to certain management personnel.
Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $2,196,000, $2,124,000, and $1,959,000 for the years ended December 31, 1996, 1995, and 1994 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for sub- stantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amount of contributions for the years ended December 31, 1996, 1995, and 1994 was immaterial.

STOCK OPTION PLAN:

The Company has adopted a stock option plan with shares of common stock reserved for options to key employees. These options were not included in computing earnings per common share because the effect of their inclusion was immaterial.

Following is a summary of transactions of granted shares under option for the years ended December 31, 1996 and 1995:

                                     1996           1995

Outstanding, beginning of year    187,800          215,674
  Canceled during the year         (5,000)          (1,500)
  Exercised during the year       (84,800)         (26,374)
Outstanding, end of year           98,000          187,800

Eligible, end of year for exercise
  currently at:
  $2.085 per share                     -             83,800
  $10.75 per share                 45,000            26,000


As permitted under generally accepted accounting principles, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs, primarily related to the Company's stock option plan, is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company has adopted the provisions of FASB Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees. This requirement is to be applied prospectively to any options granted. No options were granted during the years ended December 31, 1996 and 1995 and, therefore, there is no pro forma net income effect.

STOCK AWARD PLAN:

The Company has adopted a stock award plan for the five existing nonemployee directors. Grants awarded during May 1996 of 30,000 shares are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period.

NOTE 10.  BUSINESS COMBINATION

On November 8, 1994, the Company acquired all of the stock of Harlan Machinery Company, Inc., a manufacturer of laminating and other industrial equipment. The purchase price of the acquired stock was $2,095,000. The excess of the total acquisition cost over the fair value of the stock of $1,339,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations since the date of acquisition are included in the consolidated statements of operations.

In January 1995, the Company purchased substantially all the assets of U.S. Door, Inc., a manufacturer of wooden cabinet
doors.   The purchase price of the acquired assets was
$3,346,000. The excess of the total acquisition cost over the fair value of the assets of $1,876,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations since the date of acquisition are included in the consolidated statements of operations.

Summarized pro forma financial information for the year ended
December 31, 1994 as if the two acquisitions had occurred at the beginning of that year is as follows:

Net sales                   $  340,398,000
Net income                       9,065,000
Earnings per share                    1.49

NOTE 11.  CASH FLOWS INFORMATION

Supplemental information relative to the statements of cash flows for the years ended December 31, 1996, 1995, and 1994 is as follows:


                                               1996                    1995               1994

Supplemental disclosures of cash
  flows information:
  Cash payments for:
    Interest                            $      1,583,112  $      1,416,133           $    844,608

Income taxes                            $      7,379,844  $      6,751,132           $    5,872,168

Supplemental schedule of noncash
  investing and financing activities:
  Equipment contracts incurred
    for use of equipment                $      1,307,547  $            -             $          -


The changes in assets and liabilities in arriving at net cash provided by operating activities in 1995 and 1994 are net of the purchases of U.S. Door, Inc. and Harlan Machinery Company, Inc.
respectively.

NOTE 12.  UNAUDITED INTERIM FINANCIAL INFORMATION

Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 1996 and 1995 (dollars in thousands, except per share data):

                                  Quarter Ended
                          March 31,            June 30,          September 30,            December 31,

                                               1996

Net sales                 $       93,768  $    107,395    $      105,686             $    96,662
Gross profit                      11,753        14,443            14,480                  12,685
Net income                         1,945         3,204             3,285                   2,366
Earnings per common share           0.33          0.53              0.55                    0.40
Weighted average common
  shares outstanding           5,967,157     5,965,951         5,973,212                5,963,614


                                               Quarter Ended

                          March 31,            June 30,          September 30,            December 31,

                                               1995
Net sales                 $       87,031  $    92,559     $      94,125              $    88,804
Gross profit                      11,970       12,495            13,212                   12,013
Net income                         2,316        2,663             2,842                    2,272
Earnings per common share           0.39         0.45              0.48                     0.38*
Weighted average common
  shares outstanding           5,940,809    5,943,492         5,947,431                5,955,722

*Includes a retro policy adjustment for favorable experience with workers' compensation claims which resulted in an increase in net income of $.06 per share in the fourth quarter of the year.




                     INDEPENDENT AUDITOR'S REPORT ON THE
                      SUPPLEMENTAL SCHEDULE AND CONSENT





To the Board of Directors
Patrick Industries, Inc.
Elkhart, Indiana



Our audits of the consolidated financial statements of Patrick
Industries, Inc. and Subsidiaries included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 1996. Such schedule is presented for purposes of complying with the Securities and Exchange
Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated January 31, 1997, with respect to the consolidated financial statements and schedule of Patrick Industries, Inc. and Subsidiaries included in this Annual Report on Form 10-K for the year then ended.


                            /s/ McGladrey & Pullen LLP

                            McGLADREY & PULLEN, LLP



Elkhart, Indiana
January 31, 1997



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
December 31, 1994, 1995, and 1996


                          Balance At                             Deductions               Balance At
                          Beginning            Charged To        From                     Close
                          Of Period            Operations        Reserves                 Of Period

Allowance for doubtful accounts
 - deducted from trade receiv-
  ables, in the balance sheets:
  1994                    $       200,000      $     44,203      $        79,203     $    165,000

  1995                    $       165,000      $    940,978      $     1,005,978     $    100,000

  1996                    $       100,000      $     42,307      $        62,307     $     80,000



                                INDEX TO EXHIBITS

Exhibit Number                        Exhibits

    3(a) -Amended Articles of Incorporation of the Registrant as further amended (filed as Exhibit 3(a) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

    3(b) -By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

    3(c)      -Preferred Share Purchase Rights Agreement (filed
              April 3, 1996 on Form 8-A and incorporated herein by
              reference) ...........

    10(a)     -Second Amendment to February 2, 1994 Credit
              Agreement, dated as of June 26, 1995 among the
              Registrant, NBD Bank, as agent, and NBD Bank, N.A.
              (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

    10(b) -Note Agreement, dated September 1, 1995, between the Registrant and Nationwide Life Insurance Company (filed as Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

    10(c) -Commercial Lease and Option to Purchase dated as of October 1, 1995 between Mervin Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

    10(d) -First Amendment to Credit Agreement, dated as of October 27, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

    10(e) -Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as
              Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

     10(f) -Credit Agreement dated as of February 2, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as
              Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

     10(g) -Loan Agreement dated as of November 1, 1991 between the Registrant and the Indiana Development Finance Authority, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(c) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) .....

    *10(h) -Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Registrant=s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

    *10(i) -Patrick Industries, Inc. 401(k) Employee Savings Plan (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

    *10(j) -Form of Employment Agreements with Executive Officers (filed as Exhibit 10(e) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) .....

    *10(k) -Form of Deferred Compensation Agreements with Executive Officers (filed as Exhibit 10(f) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

    10(l) -Commercial Lease and dated as of October 1, 1994 between Mervin D. Lung, as lessor, and the Registrant, as lessee (filed as Exhibit 10(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

    10(m) -Commercial Lease dated September 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

    10(n) -Commercial Lease dated November 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

    12**      -Computation of Operating Ratios ...........

    23        -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-15) .....

    27**      -Financial Data Schedule ...........

*Management contract or compensatory plan or arrangement
**Filed herewith