Form 10-Q
period 1997-03-31
PATRICK INDUSTRIES INC
filed 1997-05-15
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997             Commission File Number 0-3922


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
Yes   X     No

Shares of Common Stock Outstanding as of April 30, 1997:  5,965,266


                            PATRICK INDUSTRIES, INC.


                                      INDEX

                                                           Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 1997 & December 31, 1996                          3

  Unaudited Condensed Statements of Income
    Three Months Ended March 31, 1997 & 1996,                   4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 1997 & 1996                    5

  Notes to Unaudited Condensed Financial Statements             6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         7

PART II:  Other Information                                    10

  Signatures                                                   11

PART I:  FINANCIAL INFORMATION

             PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                                      (Unaudited)                       (Note)
                                                                      MARCH 31                      DECEMBER 31
                                                                          1997                           1996
         ASSETS
CURRENT ASSETS
  Cash                                                                $       798,897               $    6,441,482
  Investment in Marketable Securities                                       5,000,000                         ---
  Accounts Receivable, Net                                                 27,602,693                   15,208,671
  Inventories                                                              38,345,279                   39,342,506
  Other                                                                       466,799                      393,520
         Total Current Assets                                         $    72,213,668               $   61,386,179

PROPERTY AND EQUIPMENT, at cost                                       $    68,980,268               $   65,630,289
  Less Accumulated Depreciation                                            27,058,814                   25,870,995
                                                                      $    41,921,454               $   39,759,294

INTANGIBLE AND OTHER ASSETS                                           $     5,402,646               $    5,460,793

         Total Assets                                                 $   119,537,768               $  106,606,266


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Maturities of Long-term Debt                                $     1,138,517               $    1,138,517
  Accounts Payable                                                         21,330,905                   10,545,175
  Accrued Expenses and Taxes Payable                                        4,441,322                    4,056,031
         Total Current Liabilities                                    $    26,910,744               $   15,739,723

LONG-TERM DEBT, NET of CURRENT MATURITIES                             $    26,044,106               $   26,151,527

DEFERRED COMPENSATION OBLIGATIONS                                     $     1,116,607               $    1,069,357

DEFERRED INCOME TAX CREDITS                                           $     1,306,339               $    1,350,000

SHAREHOLDERS' EQUITY
  Common Stock                                                        $    22,154,619               $   22,138,494
  Retained Earnings                                                        42,005,353                   40,157,165
         Total Stockholders' Equity                                   $    64,159,972               $   62,295,659

           Total Liabilities and Stockholders' Equity                 $   119,537,768               $  106,606,266

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31

                                                                           1997                           1996

NET SALES                                                             $96,935,710                   $93,767,541

COST AND EXPENSES
  Cost of Goods Sold                                                  $84,979,168                   $82,014,145
  Warehouse and Delivery Expenses                                       3,395,562                     3,364,653
  Selling and Administrative Expenses                                   4,853,227                     4,924,656
  Financial Expenses, Net                                                 287,909                       296,881
                                                                      $93,515,866                   $90,600,335


INCOME BEFORE INCOME TAXES                                            $ 3,419,844                   $ 3,167,206

INCOME TAXES                                                            1,333,700                     1,222,500

NET INCOME                                                            $ 2,086,144                   $ 1,944,706


EARNINGS PER COMMON SHARE                                             $       .35                   $       .33

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                            5,964,594                    5,967,157


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOW

                                                   THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                          1997                          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $  2,086,144                  $  1,944,706
  Adjustment to Reconcile Net Income to Net Cash:
    Depreciation and Amortization                                        1,397,612                     1,061,881
    Other                                                                  (28,353)                         (378)
  Change in Assets and Liabilities:
    Decrease (Increase) in:
          Accounts Receivable                                          (12,394,022)                   (5,868,551)
          Inventories                                                      997,227                     1,601,926
          Other                                                            (73,279)                      167,706
    Increase (Decrease) in:
          Accounts Payable and Accrued Expenses                          9,836,649                     3,756,025
          Income Taxes Payable and Deferred Taxes                        1,313,700                     1,008,568
          Deferred Compensation                                             47,250                        35,749
            Net Cash Provided by (Used in) Operating Activities       $  3,182,928                  $  3,707,632

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                                                $ (3,494,664)                 $ (1,458,961)
  Investment in Marketable Securities                                     (600,000)                        - - -
  Other                                                                     15,139                        23,273
           Net Cash (Used in) Investing Activities                    $ (4,079,525)                 $ (1,435,688)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Dividend                                                       $   (237,954)                 $   (238,439)
  Proceeds from Options                                                     16,125                        23,978
  Principal Payments on Debt                                              (107,421)                        - - -
  Reacquisition of Common Stock                                              - - -                      (356,250)
  Other                                                                    (16,738)                       80,549
           Net Cash Provided by (Used In) Financing Activities        $   (345,988)                 $   (490,162)

  Increase (Decrease) in Cash and Cash Equivalents                    $ (1,242,585)                 $  1,781,782

CASH and CASH EQUIVALENTS, BEGINNING                                  $  2,041,482                  $  1,349,709

CASH and CASH EQUIVALENTS, ENDING                                     $    798,897                  $  3,131,491

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of March 31, 1997, and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1996 audited financial statements. The results of operations for the three months periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 1997 and December 31, 1996 consist of the following classes:

                                                            March 31                    December 31
                                                              1997                           1996

                    Raw Materials                        $22,861,972                   $24,204,345
                    Work in Process                        1,602,117                     1,029,127
                    Finished                               3,444,790                     5,311,075

                       Total Manufactured Goods          $27,908,879                   $30,544,547

                    Distribution Products                 10,436,400                     8,797,959
                       TOTAL INVENTORIES                 $38,345,279                   $39,342,506


     The inventories are stated at the lower of cost, First-In, First-Out (FIFO) method, or market.

4. The earnings per common share for the three months ended March 31, 1997 and 1996 have been computed based on the weighted average number of shares of common stock outstanding of 5,964,594 and 5,967,157 respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. SFAS No. 128 will be effective for the Company's 1997 annual report. If SFAS No. 128 had been in effect during the first quarter of 1997, there would have been no change in basic earnings per share.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Registrant's business has shown significant revenue growth since 1991, with annual sales increasing from $143 million to $403 million in five years. This revenue growth showed lower increases in the fourth quarter of 1996 and the first quarter of 1997 than had been recorded in prior years.

     The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:


                                                                 Quarterly Ended
                                                                      March 31,
                                                           1997       1996      1995

         Net Sales                                       100.0%       100.0%     100.0%
         Cost of Sales                                     87.7        87.5       86.3
         Gross Profit                                      12.3        12.5       13.7
         Warehouse and Delivery                             3.5         3.6        3.7
         Selling, General & Administrative                  5.0         5.2        5.3
         Operating Income                                   3.8         3.7        4.7
         Net Income                                         2.2         2.1        2.7


RESULTS OF OPERATIONS

     Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996 Net Sales. Net sales increased by $3.1 million, or 3.4%, from $93.8 million in the quarter ended March 31, 1996 to $96.9 million in the quarter ended March 31, 1997. This sales increase was attributable to higher sales penetration in the Industrial and Recreational Vehicle industries. The Registrant's sales are 66% to Manufactured Housing, 16% to Recreational Vehicles, and 18% to other industrial industries.

     Gross Profit. Gross Profit increased by approximately $200,000, or 1.7%, from $11.7 million in the first quarter of 1996, to $11.9 million in the same 1997 quarter. As a percentage of net sales, gross profit decreased from 12.5% in the first quarter of 1996 to 12.3% in 1997. This decrease in gross profit was due to highly competitive market pricing of most of Registrant's products in the first quarter of 1997.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $31,000 or 0.9%, remaining at $3.4 million for both first quarters. As a percentage of net sales, warehouse and delivery expenses decreased from 3.6% in the 1996 first quarter to 3.5% in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $71,000, or 1.5%, from $4.9 million in 1996, to $4.8 million in 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 5.2% in 1996 to 5.0% in 1997.

     Operating Income. Operating income increased by approximately $243,000 because of the increased gross profit and the overall reduction of operating expenses remaining about the same as in 1996. As a percentage of net sales, operating income increased from 3.7% in 1996 to 3.8% in the 1997 first quarter.

     Financial Expense, Net. Interest expense decreased by approximately $9,000 in 1997 from 297,000 in 1996 to $288,000 in 1997. The Registrant's borrowing level was slightly lower in the 1997 first quarter and more funds were invested than in 1996.

     Net Income. Net income increased by approximately $141,000 from $1.9 million in the 1996 first quarter to $2.0 million in 1997. This increase is primarily attributable to the factors described above.


     Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995
     Net Sales. Net sales increased by $6.7 million, or 7.7%, from $87.0 million for the quarter ended March 31, 1995, to $93.8 million in the quarter ended March 31, 1996. This sales increase was attributable to 7% increases in units shipped by the Manufactured Housing industry, which represents approximately 68% of the Registrant's sales. The Registrant's sales to the Recreational Vehicle industry were down as a percent of total company sales as a result of a slight decline in units produced in that industry, which represents approximately 16% of Registrant's sales.

     Gross Profit. Gross profit decreased by approximately $217,000, or 1.8%, from $11.9 million in the first quarter of 1995, to $11.7 million in the same 1996 quarter. As a percentage of net sales, gross profit decreased from 13.7% in first quarter 1995 to 12.5% in 1996. This decrease in gross profit was the result of lower volume and higher inventory costs in the Registrant's aluminum extrusion division and lower volume, moving, and start-up costs at the new Oregon facility. The Registrant also experienced competitive market pricing of certain products in the first quarter of 1996.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $114,000, or 3.5%, from $3.3 million in 1995, to $3.4 million in the first quarter of 1996. As a percentage of net sales, warehouse and delivery expenses decreased from 3.7% in 1995 to 3.6% in the 1996 first quarter.

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

     Financial Expense, Net. Interest expense decreased by approximately $51,000 from $348,000 in 1995 to $297,000 in the first quarter of 1996. The
Registrant's borrowing levels in the 1996 period were slightly higher but at lower rates.

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

     The Registrant had a bank financing agreement (the Credit Agreement) with NBD Bank, N.A. for a term loan and a revolver loan. In September, 1995 with funds from the insurance company private placement, the Registrant prepaid the term loan in full and paid the revolver outstanding balance. The Revolving Credit Agreement was amended on February 13, 1997 and provides revolver loan availability of $10,000,000 with maturity in three years. Pursuant to the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10 Credit Agreement dated as of February 2, 1997 among the
                Registrant and NBD Bank

             27 Financial Data Schedule

        (b)  There were no Reports filed on Form 8-K


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PATRICK INDUSTRIES, INC.
                                           (Registrant)





Date          May 12, 1997                  /S/Mervin D. Lung

                                           Mervin D. Lung
                                           (Chairman of the Board)





Date          May 12, 1997                 /S/David D. Lung

                                           David D. Lung
                                           (President)






Date          May 12, 1997                  /S/Keith V. Kankel
                                           Keith V. Kankel
                                           (Vice President Finance)
                                           (Principal Accounting Officer)