Form 10-Q
period 1997-06-30
PATRICK INDUSTRIES INC
filed 1997-08-13
CIK 76605

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 1997              Commission File Number 0-3922



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
  Yes   X     No

  Shares of Common Stock Outstanding as of July 31, 1997:  5,895,766

                             PATRICK INDUSTRIES, INC.


                                       INDEX


                                                             Page No.

  PART I:  Financial Information

    Unaudited Condensed Balance Sheets
      June 30, 1997 & December 31, 1996                               3

    Unaudited Condensed Statements of Income
      Three Months Ended June 30, 1997 & 1996, and

      Six Months Ended June 30, 1997 & 1996                           4

    Unaudited Condensed Statements of Cash Flows
      Six Months Ended June 30, 1997 & 1996                           5

    Notes to Unaudited Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             7

  PART II:  Other Information                                        10

    Signatures                                                       11

  PART I:  FINANCIAL INFORMATION
                 PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                                            (Unaudited)                      (Note)
                                                                              JUNE 30                   DECEMBER 31
                                                                                1997                         1996
        ASSETS

    CURRENT ASSETS
      Cash                                                               $      257,981                 $    2,041,482
      Investment in Marketable Securities                                     4,900,000                      4,400,000
      Accounts Receivable, Net                                               27,437,599                     15,208,671
      Inventories                                                            37,934,664                     39,342,506
      Other                                                                     432,140                        393,520
        Total Current Assets                                             $   70,962,384                  $  61,386,179

    PROPERTY AND EQUIPMENT, at cost                                      $   71,323,930                  $  65,630,289
    Less Accumulated Depreciation                                            28,175,686                     25,870,995
                                                                         $   43,148,244                  $  39,759,294

    INTANGIBLE AND OTHER ASSETS                                          $    5,125,156                  $   5,460,793

        Total Assets                                                     $  119,235,784                  $ 106,606,266

        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Current Maturities of Long-term Debt                               $    1,138,517                 $    1,138,517
      Accounts Payable                                                       20,058,167                     10,545,175
      Accrued Expenses and Taxes Payable                                      4,359,786                      4,056,031
        Total Current Liabilities                                        $   25,556,470                 $   15,739,723

    LONG-TERM DEBT, NET OF CURRENT MATURITIES                            $   25,934,477                 $   26,151,527

    DEFERRED COMPENSATION OBLIGATIONS                                    $    1,163,857                 $    1,069,357

    DEFERRED INCOME TAX CREDITS                                          $    1,350,000                 $    1,350,000

    SHAREHOLDERS' EQUITY
      Common Stock                                                       $   21,897,072                 $   22,138,494
      Retained Earnings                                                      43,333,908                     40,157,165
        Total Shareholders' Equity                                       $   65,230,980                 $   62,295,659

          Total Liabilities and Shareholders' Equity                     $  119,235,784                 $  106,606,266

  NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

  See accompanying notes to Unaudited Condensed Financial Statements.


                             PATRICK INDUSTRIES, INC.
                     UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                          JUNE 30                                    JUNE 30

                                                               1997                1996                 1997                1996

    NET SALES                                           $ 106,599,506        $107,395,342        $203,535,216       $201,162,883

    COST AND EXPENSES
      Cost of Goods Sold                                $  93,271,870        $ 92,952,138        $178,251,038       $174,966,283
      Warehouse and Delivery Expenses                       3,913,889           3,618,343           7,309,451          6,982,996
      Selling and Administrative Expenses                   5,415,413           5,233,875          10,268,640         10,158,531
      Financial Expenses, Net                                 307,901             289,927             595,810            586,808
                                                        $ 102,909,073        $102,094,283        $196,424,939       $192,694,618


    INCOME BEFORE INCOME TAXES                          $   3,690,433        $  5,301,059        $  7,110,277       $  8,468,265

    INCOME TAXES                                            1,448,500           2,096,700           2,782,200          3,319,200

    NET INCOME                                          $   2,241,933        $  3,204,359        $  4,328,077       $  5,149,065


    EARNINGS PER COMMON SHARE                           $         .38        $       0.54        $        .73       $        .86


    WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                     5,929,140           5,965,951           5,946,769          5,966,554


    See accompanying notes to Unaudited Condensed Financial Statements.


                             PATRICK INDUSTRIES, INC.
                         UNAUDITED CONDENSED STATEMENTS OF
                                     CASH FLOW

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                         1997              1996

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                    $   4,328,077            $   5,149,066
    Adjustment to Reconcile Net Income to Net Cash:
          Depreciation and Amortization                                               2,725,881                2,185,143

          Deferred Income Taxes                                                           - - -                   49,000
          Other                                                                         (41,097)                 (13,729)
     Change in Assets and Liabilities:
          Decrease (Increase) in:
              Accounts Receivable                                                   (12,228,928)              (6,178,020)
              Inventories                                                             1,407,842                1,590,235
              Other                                                                     (38,620)                 259,735
          Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                   9,321,841                7,608,535
              Income Taxes Payable                                                      496,829                  798,614
              Deferred Compensation                                                      94,500                   73,678
                  Net Cash Provided by (Used in) Operating Activities             $   6,066,325            $  11,522,257

    CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                                         $  (5,750,567)           $  (5,281,613)
     Investment in Marketable Securities                                               (500,000)              (4,400,000)
     Other                                                                               10,545                   97,633

                  Net Cash (Used in) Investing Activities                         $  (6,240,022)           $  (9,583,980)


    CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Options                                                        $      16,125                  174,724
     Principal Payments on Debt                                                        (217,050)                   - - -
     Reacquisition of Common Stock                                                     (935,750)              (1,080,288)
     Cash Dividends                                                                    (473,129)                (477,058)

                  Net Cash Provided by (Used In) Financing Activities             $  (1,609,804)           $  (1,382,622)

     Increase (Decrease) in Cash and Cash Equivalents                             $  (1,783,501)           $     555,655

    CASH and CASH EQUIVALENTS, BEGINNING                                          $   2,041,482            $   1,349,709

    CASH and CASH EQUIVALENTS, ENDING                                             $     257,981            $   1,905,364


  See accompanying notes to Unaudited Condensed Financial Statements.

                             PATRICK INDUSTRIES, INC.
                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of June 30, 1997, and December 31, 1996, and the results of operations and cash flows for the three months and the six months ended June 30, 1997 and 1996.

  2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1996 audited financial statements. The results of operations for the three months and six months periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

  3. The inventories on June 30, 1997 and December 31, 1996 consist of the following classes:


                                                    June 30    December 31
                                                      1997           1996

            Raw Materials                       $  23,724,808  $  24,204,345
            Work in Process                         1,334,765      1,029,127
            Finished                                3,496,584      5,311,075

                Total Manufactured Goods        $  28,556,157  $  30,544,547

            Distribution Products                   9,378,507      8,797,959

                TOTAL INVENTORIES               $  37,934,664  $  39,342,506


      The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

  4. The earnings per common share for the three months and six months ended June 30, 1997 and 1996 have been computed based on the weighted average number of shares of common stock. The weighted average number of shares outstanding was 5,929,140 for the three months and 5,946,769 for the six months ended June 30, 1997 and 5,965,951 for the three months and 5,966,554 for the six months ended June 30, 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. SFAS No. 128 will be effective for the Company's 1997 annual report. If SFAS No. 128 had been in effect during the first six months of 1997, there would have been no change in basic earnings per share.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  GENERAL

      The economy and the industries served by the Registrant improved starting in 1991 as net sales increased annually from $143 million to over $403 million in 1996. This revenue growth showed lower increases in the fourth quarter of 1996 and decreases in the first six months of 1997.

      The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                                                    Three Months              Six Months
                                                                   Ended June 30            Ended June 30
                                                                  1997       1996          1997       1996

          Net Sales                                              100.0%     100.0%        100.0%     100.0%
          Cost of Sales                                            87.5       86.6          87.6       87.0
          Gross Profit                                             12.5       13.4          12.4       13.0
          Warehouse and Delivery                                     3.7        3.4           3.6        3.5
          Selling, General & Administrative                          5.1        4.9           5.0        5.0
          Operating Income                                           3.8        5.1           3.8        4.5

          Net Income                                                 2.1        3.0           2.1        2.6


  RESULTS OF OPERATIONS

      Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996
      Net Sales. Net sales decreased by $0.8 million, or .7%, from $107.4 million for the quarter ended June 30, 1996, to $106.6 million in the quarter ended June 30, 1997. This sales decrease was attributable to a 2.9% decrease in units shipped by the Manufactured Housing industry, which represents approximately 67% of the Registrant's sales. The Registrant's sales to the Recreational Vehicle industry were the same in this years second quarter as compared to the 1996 second quarter. The industry, which represents approximately 16% of Registrant's sales, was experiencing a slight decrease in units shipped.

      Gross Profit. Gross profit decreased by approximately $1.1 million, or 7.7%, from $14.4 million in the second quarter of 1996, to $13.3 million in the same 1997 quarter. As a percentage of net sales, gross profit decreased from 13.4% in 1996 to 12.5% in the 1997 second quarter. This decrease was attributable to reduced volumes in certain operations and competitive market pressure on product pricing.

      Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $295,000, or 8.2%, from $3.6 million in 1996, to $3.9 million in the second quarter of 1997. As a percentage of net sales, warehouse and delivery expenses increased from 3.4% in 1996 to 3.7% in the 1997 second quarter.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $181,000, or 3.5%, from $5.2 million in 1996, to $5.4 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased from 4.9% in 1996 to 5.1% in the second quarter of 1997.

      Operating Income. Operating income decreased by approximately $1,593,000 because of the decreased sales and the increased operating expenses as percentages to sales. As a percentage of sales, operating income decreased from 5.2% in 1996 to 3.8% in the 1997 second quarter.

      Financial Expenses, Net. Financial expenses, net increased by approximately $18,000 from $290,000 in 1996 to $308,000 in the second quarter of 1997. The Registrant's borrowing levels in the 1997 period were about the same as in 1996, but invested funds were lower.

      Net Income. Net income decreased by approximately $962,000 from $3.2 million in 1996 to $2.2 million in 1997 for the second quarter ended June 30. This decrease is attributable to the factors described above.


      Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 Net Sales. Net sales increased by $2.3 million, or 1.2%, from $201.2 million for the six months ended June 30, 1996, to $203.5 million in the six months ended June 30, 1997. This small increase was attributable to the 2.9% decline in production in the Manufactured Housing industry in the first six months of this year. That industry represents approximately 67% of the Registrant's total sales. The Recreational Vehicle industry, which represents approximately 16% of total sales of the Registrant, was also not able to show production increases in the 1997 first six months.

      Gross Profit. Gross profit decreased by $.9 million, or 3.5%, from $26.2 million in the first six months of 1996, to $25.3 million in the same period in 1997. As a percentage of net sales, gross profit decreased from 13.0% in the first six months of 1996 to 12.4% in 1997. This decrease in the gross profit percentage was the result of lower volume in certain operations and highly competitive market pricing on the Registrant's products.

      Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $326,000, or 4.7%, from $7.0 million in 1996, to $7.3 million in the first six months of 1997. As a percentage of net sales, warehouse and delivery expenses increased from 3.5% for 1996 to 3.6% in 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $110,000, or 1.1%, from $10.2 million in 1996, to $10.3 million in 1997. As a percentage of net sales, selling, general and administrative expenses remained the same at 5.0% in 1996 and 1997.

      Operating Income. Operating income decreased by approximately $1,349,000, or 14.9%, from $9.1 million in 1996, to $7.7 million in 1997. This decrease is primarily attributable to the $.9 million decrease in gross profit. As a percentage of sales, operating income decreased from 4.5% in 1996 to 3.8% in 1997.

      Financial Expenses, Net. Financial expenses, net increased by $9,000 from $587,000 in 1996, to $596,000 in 1997. This increase was due to lower levels of invested funds.

      Net Income. Net income decreased by $821,000 from $5.1 million in 1996, to $4.3 million in 1997. This decrease in net income is primarily attributable to the factors described above.

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

      PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

          None

  Item 2.  Changes in Securities

          None

  Item 3.  Defaults upon Senior Securities

          None

  Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Registrant was held on May 15, 1997.

         (b)  Not applicable.

         (c)   1.   Set forth below is the tabulation of the votes on each
  nominee for election as a director:

                                                             WITHHOLD
                            NAME                  FOR       AUTHORITY
                         Thomas G. Baer      5,484,259          20,306

                         Merlin D. Knispel   5,484,259          20,306

                         David D. Lung       5,480,459          24,106

                2.  Not applicable.

          (d)   Not applicable.


  Item 5.  Other Information

      As previously announced in news releases on July 3 and July 24, 1997, the Registrant has received a proposal for the acquisition of all of the shares of the Registrant's common stock. Although there are no assurances that any agreement will be reached, discussions are continuing and the Board of Directors is still considering the proposal.


  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 27 Financial Data Schedule

           (b)  Reports filed on Form 8-K

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



                                             PATRICK INDUSTRIES, INC.
                                             (Registrant)






  Date    August 8, 1997                      /S/Mervin D. Lung

                                             Mervin D. Lung
                                             (Chairman of the Board)





  Date    August 7, 1997                      /SDavid D. Lung

                                             David D. Lung
                                             (President)






  Date     August 8, 1997                     /S/Keith V. Kankel

                                             Keith V. Kankel
                                             (Vice President Finance)
                                             (Principal Accounting Officer)