Form 10-Q
period 1997-09-30
PATRICK INDUSTRIES INC
filed 1997-11-12
CIK 76605

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997        Commission File Number 0-3922



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
Yes   X     No

Shares of Common Stock Outstanding as of November 1, 1997:  5,895,766

                            PATRICK INDUSTRIES, INC.


                                      INDEX


Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 1997 & December 31, 1996                  3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 1997 & 1996, and
    Nine Months Ended September 30, 1997 & 1996             4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1997 & 1996             5

  Notes to Unaudited Condensed Financial Statements         6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                     7

PART II:  Other Information                                10

  Signatures                                               11


PART I:  FINANCIAL INFORMATION

   PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                      (Unaudited)        (Note)
                                                     SEPTEMBER 30      DECEMBER 31
                                                         1997             1996
                 ASSETS
CURRENT ASSETS
         Cash                                      $       743,759  $   2,041,482
         Investment in Marketable Securities                  ---       4,400,000
         Accounts Receivable, Net                       30,479,368     15,208,671
         Inventories                                    39,011,176     39,342,506
         Other                                             392,907        393,520
                 Total Current Assets              $    70,627,210  $  61,386,179

PROPERTY AND EQUIPMENT, at cost                    $    74,943,194  $  65,630,289
Less Accumulated Depreciation                           28,944,740     25,870,995
                                                   $    45,998,454  $  39,759,294

INTANGIBLE AND OTHER ASSETS                        $     7,782,837  $   5,460,793


                 Total Assets                      $   124,408,501  $ 106,606,266


                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Current Maturities of Long-term Debt      $    1,138,517   $   1,138,517
         Accounts Payable                              24,384,689      10,545,175
         Accrued Expenses and Taxes Payable             3,429,659       4,056,031
                 Total Current Liabilities         $   28,952,865   $  15,739,723

LONG-TERM DEBT, NET OF CURRENT MATURITIES          $   25,824,847   $  26,151,527

DEFERRED COMPENSATION OBLIGATIONS                  $    1,211,107   $   1,069,357

DEFERRED INCOME TAX CREDITS                        $    1,350,000   $   1,350,000

SHAREHOLDERS' EQUITY
         Common Stock                              $   21,897,072   $  22,138,494
         Retained Earnings                             45,172,610      40,157,165
                 Total Shareholders' Equity        $   67,069,682   $  62,295,659

                 Total Liabilities and
                   Shareholders' Equity            $  124,408,501   $ 106,606,266

NOTE: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date and condensed.

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30                     SEPTEMBER 30

                                              1997              1996             1997             1996

NET SALES                                  $ 105,126,304    $ 105,686,233    $308,661,520     $306,849,116

COST AND EXPENSES
  Cost of Goods Sold                       $  91,747,614    $  91,206,330    $269,998,652     $266,172,613
  Warehouse and Delivery Expenses              4,051,929        3,920,554      11,361,380       10,903,550
  Selling and Administrative Expenses          5,611,317        4,915,825      15,879,957       15,074,356
  Financial Expenses, Net                        283,069          236,539         878,879          823,347
                                           $ 101,693,929    $ 100,279,248    $298,118,868     $292,973,866


INCOME BEFORE INCOME TAXES                 $   3,432,375    $   5,406,985    $ 10,542,652     $ 13,875,250

INCOME TAXES                                   1,358,500        2,122,300       4,140,700        5,441,500

NET INCOME                                 $   2,073,875    $   3,284,685    $  6,401,952     $  8,433,750


EARNINGS PER COMMON SHARE                  $         .35    $         .55    $       1.08     $       1.41


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                             5,895,766       5,973,212       5,929,581        5,968,790


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOW

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                 1997               1996
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income                                         $   6,401,952    $  8,433,750
         Adjustment to Reconcile Net Income to Net Cash:
                 Depreciation and Amortization                   4,183,235       3,357,973
                 Other                                            (220,675)        (19,533)
         Change in Assets and Liabilities:
                 Decrease (Increase) in:
                 Accounts Receivable                           (14,587,386)     (8,211,180)
                          Inventories                            1,485,830      (1,866,533)
                          Other                                     11,530         242,614
                 Increase (Decrease) in:
                          Accounts Payable and Accrued Expenses 12,811,087       7,801,741
                          Income Taxes Payable and Deferred Taxes  390,627         563,117
                          Deferred Compensation                    141,750         111,607
                          Net Cash Provided by Operating
                            Activities                        $ 10,617,950     $10,413,556

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital Expenditures                                $  (8,456,178)  $ (7,820,443)
         Acquisition of Business                                (5,810,400)          ---
         Proceeds from Sales of Marketable Securities            4,400,000           ---
         Other                                                    (107,840)        90,558
                 Net Cash (Used in) Investing Activities    $   (9,974,418)  $ (7,729,885)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from Options                              $       16,125   $    174,724
         Principal Payments on Debt                               (326,680)          ---
         Reacquisition of Common Stock                            (935,750)     1,479,476)
         Cash Dividends                                           (708,302)      (714,912)
         Other                                                      13,352          9,269
                 Net Cash (Used in) Financing Activities    $   (1,941,255)  $ (2,010,395)

         Increase (Decrease) in Cash and Cash Equivalents   $   (1,297,723)  $    673,276

CASH and CASH EQUIVALENTS, BEGINNING                        $    2,041,482   $  1,349,709

CASH and CASH EQUIVALENTS, ENDING                           $      743,759   $  2,022,985

CASH PAYMENTS FOR:
         Interest                                           $    1,505,061   $  1,282,207

         Income Taxes                                       $    4,080,073   $  5,012,305


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and December 31, 1996, and the results of operations and cash flows for the three months and the nine months ended September 30, 1997 and 1996.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1996 audited financial statements. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 1997 and December 31, 1996 consist of the following classes:

                                                   September 30     December 31
                                                         1997           1996

                 Raw Materials                     $  24,165,738    $ 24,204,345
                 Work in Process                       1,543,963       1,029,127
                 Finished                              3,927,482       5,311,075

                     Total Manufactured Goods      $  29,637,183    $ 30,544,547
                 Distribution Products                 9,373,993       8,797,959
                      TOTAL INVENTORIES            $  39,011,176    $ 39,342,506


     The inventories are stated at the lower of cost, First-In, First-Out (FIFO) method, or market.

4. The earnings per common share for the three months and nine months ended September 30, 1997 and 1996 have been computed based on the weighted average number of shares of common stock. The weighted average number of shares outstanding was 5,895,766 for the three months and 5,929,581 for the nine months ended September 30, 1997 and 5,973,212 for the three months and 5,968,790 for the nine months ended September 30, 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The economy and the industries served by the Registrant improved starting in 1991 as net sales increased annually from $143 million to over $403 million in 1996. This revenue growth slowed in the fourth quarter of 1996 and in the first nine months of 1997 there was no growth.

     The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Income:

                                                       Three Months     Nine Months
                                                   Ended September 30  Ended September 30
                                                    1997     1996        1997    1996

         Net Sales                                  100.0%   100.0%      100.0%   100.0%
         Cost of Sales                               87.3     86.3        87.5     86.7
         Gross Profit                                12.7     13.7        12.5     13.3
         Warehouse and Delivery                       3.9      3.7         3.7      3.6
         Selling, General & Administrative            5.3      4.7         5.1      4.9
         Operating Income                             3.5      5.3         3.7      4.8
         Net Income                                   2.0      3.1         2.1      2.8



RESULTS OF OPERATIONS

     Quarter Ended September 30, 1997 Compared to Quarter Ended September 30,
1996

     Net Sales. Net sales decreased by $0.6 million, or 0.5%, from $105.7 million for the quarter ended September 30, 1996 to $105.1 million in the quarter ended September 30, 1997. This small sales decrease was attributable to a 3.5% decrease in units shipped by the Manufactured Housing industry, which represents approximately 66% of Registrant s sales. The Registrant s sales to the Recreational Vehicle industry were somewhat higher in this years third quarter. The industry, which represents approximately 16% of Registrant s sales, was experiencing a slight decrease in total units shipped but remained strong in shipments of the units that utilize Registrant s products.

     Gross Profit. Gross profit decreased by approximately $1.1 million, or 7.6%, from $14.5 million in the third quarter of 1996, to $13.4 million in the same quarter of 1997. As a percentage of sales, gross profit was lower by 1.0%. This decrease was attributable to reduced volumes in certain operations, competitive market pressure on product pricing, and increased costs of health insurance and workers compensation insurance.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $0.1 million, or 3.4%, from $3.9 million in 1996, to $4.0 million in the third quarter of 1997. As a percentage of net sales, warehouse and delivery expenses increased from 3.7% to 3.9%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $0.7 million, or 14.1%, from $4.9 million in 1996, to $5.6 million in 1997. As a percentage of net sales, these expenses increased from 4.7% to 5.3% in the third quarter of 1997 compared to 1996. These expenses were higher because of increased health insurance, workers compensation insurance, and computer and software costs.

     Operating Income. Operating income decreased by approximately $1.9 million because of the decreased sales and the increased operating expenses as percentages of sales. As a percentage of sales, operating income decreased from 5.3% to 3.5% in the 1997 third quarter.

     Financial Expense, Net. Financial expense, net increased by almost $47,000. The Registrant s borrowing levels were about the same during most of the 1997 third quarter compared to 1996, but invested funds were lower.

     Net Income. Net income decreased by $1.2 million from $3.3 million in 1996 to $2.1 million in 1997 for the third quarter ended September 30. This decrease from 3.1% of sales to 2.0% is attributable to the factors described above.


     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Sales. Net sales increased by $1.9 million, or 0.6%, from $306.8 million for the nine months ended September 30, 1996, to $308.7 million in the nine months ended September 30, 1997. This small sales increase was attributable to more than 3% decrease in the first nine months in units shipped by the Manufactured Housing industry, which represents approximately 66% of Registrant s sales. The Registrant s sales to the Recreational Vehicle industry were higher in this years first nine months because the industry, which represents approximately 16% of Registrant s sales, was experiencing a slight increase in units shipped of the units that utilize Registrants products. The first quarter in the 1997 first nine months was the only quarter of increased sales over the previous year periods.

     Gross Profit. Gross profit decreased by approximately $2.0 million, or 5.0%, from $40.7 million in the first nine months of 1996, to $38.7 million in
the same period of 1997.   As a percentage of sales, gross profit decreased from
13.3% in the first nine months of 1996 to 12.5% in 1997. This decrease was attributable to reduced volumes in certain operations and competitive market pressure on product pricing.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by approximately $0.5 million, or 4.2%, from $10.9 million in 1996, to $11.4 million in the first nine months of 1997. As a percentage of sales, warehouse and delivery expenses increased from 3.6% in 1996 to 3.7% in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $0.8 million, or 5.3%, in the 1997 first nine months, from $15.1 million to $15.9 million. As a percentage of net sales, these expenses increased from 4.9% to 5.1% in the first nine months of 1997 compared to 1996.

     Operating Income. Operating income decreased by approximately $3.3 million, or 22.3% from $14.7 million in 1996 to $11.4 million in 1997, because of the lower sales and the higher operating expenses. As a percentage of sales, operating income decreased from 4.8% to 3.7% in the 1997 first nine months.

     Financial Expense, Net. Financial expense, net increased by approximately $56,000. The Registrant s borrowing levels were about the same during the first nine months of 1997 compared to 1996, but invested funds were lower.

     Net Income. Net income decreased by approximately $2.0 million from $8.4 million in 1996 to $6.4 million in 1997 for the nine months ended September 30. This decrease is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans and meet debt service requirements.


     The Registrant, in September, 1995, issued to an insurance company in a private placement, $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs. Pursuant to the Note Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

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

     The Registrant used the balance of its marketable securities and additional cash to acquire the assets of United Shade, Inc. in September of 1997.

     The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and ordinary capital expenditures as currently contemplated.


SEASONALITY

     Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is temperate. Accordingly, the Registrant s sales and profits are generally highest in the second and third quarters.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                (27) Financial Data Schedule

          (b) A Form 8-K (Item 5) was filed on August 20, 1997 regarding the announcement that Registrant is no longer considering a proposal for the acquisition of all of its shares.

                 A second Form 8-K (Item 5) was filed on September 8, 1997 regarding the announcement of the acquisition of United Shade, Inc.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         PATRICK INDUSTRIES, INC.
                              (Registrant)






Date   November 12, 1997      /S/Mervin D. Lung
                                 Mervin D. Lung
                                 (Chairman of the Board)






Date   November 12, 1997      /S/David D. Lung
                                 David D. Lung
                                 (President)






Date   November 12, 1997    /S/Keith V. Kankel
                               Keith V. Kankel
                               (Vice President Finance)
                               (Principal Accounting Officer)