Form 10-K405
period 1997-12-31
PATRICK INDUSTRIES INC
filed 1998-03-30
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1997                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 1998 (based upon the closing price on NASDAQ and an estimate that 78.8% of the shares are owned by non-affiliates) was $72,060,165.

As of March 10, 1998, 5,897,766 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

              Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 1998 are incorporated by reference into Parts III of this Form 10-K.



                                     PART I

ITEM 1.  BUSINESS

        The Registrant is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle Industries. In addition, the Registrant is a supplier to certain other industrial markets, such as furniture manufacturing, marine and the automotive aftermarket. The Registrant manufactures decorative vinyl and paper panels, cabinet doors, countertops, aluminum extrusions, drawer sides, pleated shades, wood adhesives, and laminating machines. The Registrant is also an independent wholesale distributor of pre-finished wall and ceiling panels, particleboard, hardboard siding, passage doors, roofing products, building hardware, insulation and other related products.

        The Registrant has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Registrant believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle Industries that has such a nationwide network. The Registrant maintains ten manufacturing plants and two distribution facilities near its principal offices in Elkhart, Indiana, and operates fourteen other warehouse and distribution centers and seventeen other manufacturing plants in fourteen states.

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

        The Registrant continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 67% of the Registrant's sales are to the Manufactured Housing Industry and the remaining 33% is split between the Recreational Vehicle and other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional and specific product line companies.

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

  Expansion of Manufacturing Capacity

        In the last 3 years, the Registrant has invested approximately $33.7 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, industrial adhesives, cabinet doors and furniture components. In addition, the Registrant has invested $10.1 million to purchase existing businesses. The new capacity created by these investments has enabled the Registrant to obtain more efficiencies in its operations and will accommodate future growth in the Registrant's product lines and markets.

  Strategic Acquisitions and Expansion

        The Registrant supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Registrant, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. In 1995 the Registrant completed the acquisition of a cabinet door manufacturer and in 1997 purchased the assets of two pleated shade manufacturers. In 1996 the Registrant expanded existing product lines and capacity with the opening of it's new manufacturing and distribution complex in Woodburn, Oregon, and in 1997 started the expansion of it's operations in North Carolina. In 1997 the Registrant also started a new plastic thermoforming operation that will begin production in mid 1998.

Principal Products

        The Registrant distributes primarily prefinished wall and ceiling panels, particleboard, hardboard siding, roofing products, passage doors, building hardware, insulation and other products. Through its manufacturing divisions, the Registrant fabricates decorative vinyl and paper panels, cabinet doors, countertops, wood mouldings, aluminum extrusions, drawer sides, furniture components, wood adhesives and laminating presses.

        Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 40.9%, 42.0%, and 39.0% for the years ended December 31, 1997, 1996, and 1995 respectively.

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

       The Registrant's wood adhesive division, which supplies adhesives used in most of the Registrant's manufacturing processes and to outside industrial customers, uses a process of mixing non-toxic non-hazardous chemicals with water to produce adhesives sold in tubes, pails, barrels, totes and rail tank cars.

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

        The Manufactured Housing Industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments in 1997 were 353,000, which is 2.8% lower than 1996, but still 106% more units than shipped in 1991.

        These cycles have a historic precedent. The Registrant believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, the agricultural and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing Industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics have caused the Manufactured Housing cycle to change positively. Manufactured Housing now accounts for 33% of all homes built, which is up from 25% in 1989.

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

        Recreational Vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association. The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheels, motor homes, and van conversions. These Recreational Vehicles are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling.

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



  Other Markets

        Many of the Registrant's products, such as its countertops, laminated panels, cabinet doors and shelving, may be utilized in the furniture and cabinetry markets. The Registrant's aluminum extrusion process is easily applied to the production of running boards and other accessories for pick-up trucks and vans, and also certain building products. The Registrant's adhesives are marketed in many industrial adhesive markets.

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

Marketing and Distribution

        The Registrant's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Registrant has approximately 4,000 customers. The Registrant has three customers, who together accounted for 34.2% of the Registrant's total sales in 1997 and two of whom accounted for 21.9% in 1996. Ten other customers collectively accounted for approximately 24.8% of 1997 sales. The Registrant believes it has good relationships with its customers.

        Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by the Registrant. Some of the Registrant's products are shipped directly from the suppliers to the customers. The Registrant typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Registrant's warehouses or customers. The Registrant's customers do not maintain long-term supply contracts, and therefore the Registrant must bear the risk of accurate advance estimation of customer orders. The Registrant maintains a substantial inventory to satisfy these orders. The Registrant has no significant backlog of orders.

        The Registrant operates sixteen warehouse and distribution centers and twenty-seven manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Idaho, Indiana, Kansas, New Mexico, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Registrant is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers

        During the year ended December 31, 1997, the Registrant purchased approximately 65% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 40% of the Registrant's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Registrant's important materials.

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

Employees

        As of December 31, 1997, the Registrant had 1,596 employees of which 1,359 employees are engaged directly in production, warehousing, and delivery operations, 49 in sales, and 188 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Registrant considers its relationships with its employees to be good.

        The Registrant provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.



ITEM 2.  PROPERTIES AND EQUIPMENT

     As of December 31, 1997, the Registrant maintained the following warehouse, manufacturing and distribution facilities:


                                                                               Ownership or
Location                  Use                        Area Sq. Ft.         Lease Arrangement

Elkhart, IN               Manufacturing(5)             40,400             Leased to 2000
Elkhart, IN               Mfg&Dist(1)(3)(5)           133,600             Leased to 2005
Elkhart, IN               Manufacturing(3)             20,000             Owned
Elkhart, IN               Manufacturing (5)            42,000             Leased to 1998
Elkhart, IN               Manufacturing(2)             31,000             Leased to 1999
Elkhart, IN               Manufacturing(2)             30,000             Leased to 2000
Elkhart, IN               Manufacturing(5)             36,000             Owned
Goshen, IN                Manufacturing(5)             50,870             Owned
Bristol, IN               Mfg. & Dist.(1)(5)           62,000             Owned
Decatur, AL               Distribution(1)              30,000             Leased to 1998
Decatur, AL               Manufacturing(2)             35,000             Owned
Decatur, AL               Manufacturing(2)             35,000             Leased to 1999
Decatur, AL               Manufacturing(4)             41,000             Owned
Eatonton, GA              Manufacturing(2)             48,300             Leased to 1998
Valdosta, GA              Mfg. & Dist.(1)(2)           30,800             Owned
Charlotte, NC             Mfg. & Dist.(1)(2)           53,000             Leased to 1998
Charlotte, NC             Manufacturing(2)             46,800             Owned
Halstead, KS              Distribution(1)              36,000             Owned
Waco, TX                  Distribution(1)              57,000             Leased to 1999
Waco, TX                  Manufacturing(2)             57,000             Leased to 1999
Mt. Joy, PA               Distribution(1)              58,500             Owned
Mt. Joy, PA               Manufacturing(2)             30,000             Owned
Ocala, FL                 Manufacturing(3)             20,600             Leased to 1999
Ocala, FL                 Manufacturing(3)             15,000             Leased to 1999
Ocala, FL                 Mfg. & Dist.(1)(2)           55,500             Owned
Fontana, CA               Mfg. & Dist.(1)(2)          110,000             Owned
Fontana, CA               Manufacturing(2)             71,755             Owned
Phoenix, AZ               Manufacturing (3)            43,600             Leased to 2000
Phoenix, AZ               Manufacturing (2)            36,000             Leased to 1998
Phoenix, AZ               Manufacturing (5)            15,700             Leased to 1999
Woodburn, OR              Manufacturing(3)             21,500             Owned
Woodburn, OR              Mfg. & Dist.(1,2,3)         153,000             Owned, Subject to Mortgage
Mishawaka, IN             Manufacturing(4)            191,000             Owned, Subject to Mortgage
Elkhart, IN               Manufacturing(4)            190,500             Owned
Boulder City, NV          Manufacturing(5)             24,700             Leased to 1999
Elkhart, IN               Admin. Offices               10,000             Owned

(1)  Distribution center
(2)  Vinyl/paper/foil laminating
(3)  Cabinet doors
(4)  Aluminum and adhesives
(5)  Other


     Additionally, the Registrant operates distribution centers out of public warehouses in Phoenix, Arizona, Woodland, California, Nampa, Idaho and Belen, New Mexico. As of December 31, 1997, the Registrant owned or leased 35 trucks, 64 tractors, 87 trailers, 138 forklifts, 28 automobiles and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.


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

                   1st Quarter           2nd Quarter              3rd Quarter              4th Quarter
1997             17 1/4  - 14           18 1/4   - 13 1/8       20 1/8 - 13 3/4          16 5/8 -  13 1/2

1996             15 1/4  - 11           14 3/4   - 12 1/4       15 3/8 - 12 1/4          16 1/2   -  14



      The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      There were approximately 710 holders of the Registrant's common stock as of December 31, 1997 as taken from the transfer agent's shareholder listing.

      The Registrant declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and continued it through December 31, 1997. Although this is a regular quarterly dividend, any future determination to pay cash dividends will be made by the Board of Directors in light of the Registrant's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant.


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

                                                        As of or for the Year Ended December 31,
                                         1997               1996              1995                1994              1993
                                                         (dollars in thousands, except per share amounts)

Net sales                            $  410,567         $  403,511         $  362,519         $  330,981         $  258,557
Gross profit                             52,142             53,362             49,690             42,328             33,593
Warehouse and delivery
 expenses                                15,158             14,645             13,244             12,070             10,188
Selling, general, and
 administrative expenses                 22,145             19,909             18,809             14,792             13,099
Interest expense, net                     1,149              1,078              1,200                940                918
Income taxes                              5,396              6,929              6,344              5,642              3,633
Net income                                8,294             10,800             10,093              8,884              5,755
Earnings per common share (1)              1.40               1.81               1.70               1.46               1.11
Weighted average common
 shares outstanding(1)                    5,921              5,967              5,947             6,094               5,162
Cash dividends, per
 common share                               .16                .16                .12               ---                ---
Working capital                          40,181             45,646             43,280             35,011             27,356
Total assets    112,187                 106,606             95,916             87,269             67,990
Long-term debt                           25,015             26,152             26,200             21,150             11,624
Shareholders' equity                     68,726             62,296             52,989             43,439             36,460

(1) Adjusted to reflect the three-for-two stock split effected in the nature of a stock dividend effective June 10, 1993 and the two-for-one stock split effective March 8, 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Registrant's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $410 million in six years.

        In 1997, the Registrant again achieved record annual sales of $410.6 million. The increase in sales resulted from the continued strength of both the economy and the Manufactured Housing and Recreational Vehicle Industries.

        The following table sets forth the percentage relationship to net sales of certain items in the Registrant's statements of operations:

                                                                                    Year Ended
                                                                                   December 31,
                                                               1997                 1996               1995

Net sales                                                      100.0%               100.0%             100.0%
Cost of sales                                                   87.3                 86.8               86.3
Gross profit                                                    12.7                 13.2               13.7
Warehouse and delivery                                           3.7                  3.6                3.7
Selling, general and administrative                              5.4                  4.9                5.2
Operating income                                                 3.6                  4.7                4.8
Net income                                                       2.0                  2.7                2.8


RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to year Ended December 31, 1996

      Net Sales. Net sales increased by 7.1 million, or 1.7%, from $403.5 million for the year ended December 31, 1996, to $410.6 million in the year ended December 31, 1997. This small sales increase was attributable to a 2.8% decrease in the year in units shipped by the Manufactured Housing Industry, which represents approximately 67% of Registrant's sales. The Registrant's sales to the Recreational Vehicle Industry were higher in the year 1997 because the Industry, which represents approximately 16% of Registrant's sales, was experiencing an increase in units shipped of the units that utilize Registrants products.

      Gross Profit. Gross profit decreased by approximately $1.2 million, or 2.3%, from $53.3 million in the 1996 year to $52.1 million in the same period of 1997. As a percentage of sales, gross profit decreased from 13.2% in the year 1996 to 12.7% in 1997. This decrease was attributable to reduced volumes in certain operations and competitive market pressure on product pricing.

      Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by approximately $0.5 million, or 3.5%, from $14.6 million in 1996, to $15.1 million in the year 1997. As a percentage of sales, warehouse and delivery expenses increased from 3.6% in 1996 to 3.7% in 1997.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.2 million, or 11.2% in the 1997 year, from $19.9 million to $22.1 million. As a percentage of net sales, these expenses increased from 4.9% to 5.4% in 1997 compared to 1996. These expense increases were partially attributable to new Management Information System expenses and additional personnel required due to the growth the Registrant has experienced over the last several years, and for management transition plans. The Registrant believes that the new Management Information System currently being implemented will improve it's information system and will be operational so that the Year 2000 will not pose significant operational problems for the Registrant's software systems.

      Operating Income. Operating income decreased by approximately $4.0 million, or 21.1% from $18.8 million in 1996 to $14.8 million in 1997, because of the lower sales and the higher operating expenses. As a percentage of sales, operating income decreased from 4.7 % to 3.6% in 1997.

      Interest Expense. Interest expense increased by approximately $71,000. The Registrant's borrowing levels were about the same during 1997 compared to 1996, but invested funds were lower.

      Net Income. Net income decreased by approximately $2.5 million from $10.8 million in 1996 to $8.3 million in 1997. This decrease is attributable to the factors described above.


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

      Net Income. Net income increased by approximately $0.7 million from $10.1 million in 1995 to $10.8 million in 1996. This increase is attributable to the factors described above.



LIQUIDITY AND CAPITAL RESOURCES

      The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

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


      Pursuant to the private placement and the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

      The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The Registrant initiated an expansion project of approximately $6,000,000 in North Carolina in 1997. When completed in 1998, the Registrant anticipates obtaining state industrial revenue bond funding to cover the costs of this project.


SEASONALITY

      Manufacturing operations in the Manufactured Housing and Recreational Vehicle Industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Registrant's sales and profits are generally highest in the second and third quarters.


NEW ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence of other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of comparative financial statements for earlier periods is required. The Company has evaluated the impact of FAS 130 and determined it will have no effect on its financial statements.

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the impact FAS 131 will have on its financial statements, if any.


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




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is set forth in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth in Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 1998, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                 Page

(a)  1.   FINANCIAL STATEMENTS

          Independent auditor's report           F-1

          Balance sheets -
           December 31, 1997 and 1996            F-2

          Statements of income-years ended
            December 31, 1997, 1996, and 1995    F-3

          Statements of shareholders' equity-
           years ended December 31,
           1997, 1996, 1995                      F-4

          Statements of cash flow-
           years ended December 31,
           1997, 1996, and 1995                  F-5

          Notes to the financial statements      F-6-16

(a)  2.   FINANCIAL STATEMENT SCHEDULES

          Independent auditor's report
           on supplemental schedule & consent    F-17

          Schedule II - Valuation and qualifying
                          accounts and reserves  F-18


     All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

(a)  3.   EXHIBITS

     The exhibits listed in the accompanying Exhibit Index on pages 39 and 40 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed for the three months ended December 31, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                                             PATRICK INDUSTRIES, INC



                                             By       Mervin D. Lung
                                                 Mervin D. Lung,
                                                 Chairman of the Board
                                                 and Chief Executive Officer

     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                 Title                           Date

   Mervin D. Lung                          Chairman of the Board, Chief                               March 25, 1998
         Mervin D. Lung                        Executive Officer and Director

  David D. Lung                            President, Chief Operating Officer                         March 25, 1998
         David D. Lung                         and Director

  Keith V. Kankel                          Vice President-Finance,                                    March 25, 1998
         Keith V. Kankel                      Principal Accounting Officer and Director

  Thomas G. Baer                           Vice President-Operations and Director                     March 25, 1998
         Thomas G. Baer

  Harold E. Wyland                         Vice President-Sales and Director                          March 25, 1998
         Harold E. Wyland

  Clyde H. Keith                           Director                                                   March 25, 1998
         Clyde H. Keith

  Merlin D. Knispel                        Director                                                   March 25, 1998
         Merlin D. Knispel

  Dorothy M. Lung                          Director                                                   March 25, 1998
         Dorothy M. Lung

  John H. McDermott                        Director                                                   March 25, 1998
         John H. McDermott

  Robert C. Timmins                        Director                                                   March 25, 1998
         Robert C. Timmins





                            PATRICK INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1997





                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT                                F-1

FINANCIAL STATEMENTS

  Consolidated balance sheets                               F-2
  Consolidated statements of income                         F-3
  Consolidated statements of shareholders' equity           F-4
  Consolidated statements of cash flows                     F-5
  Notes to financial statements                           F-6 -
                                                           F-16








                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                   McGLADREY & PULLEN, LLP


Elkhart, Indiana
January 28, 1998
PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                              1997                1996

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                             $       3,765,171  $        2,041,482

   Investment in marketable securities                                                               4,400,000
   Trade receivables                                                            17,127,797          15,208,671
   Inventories                                                                  34,602,154          39,342,506
   Prepaid expenses                                                                608,611             393,520

             Total current assets                                               56,103,733          61,386,179

PROPERTY and EQUIPMENT, net                                                     48,221,356          39,759,294

Intangible and OTHER ASSETS                                                      7,862,419           5,460,793
                                                                         $     112,187,508  $      106,606,266

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                                  $       1,138,517  $        1,138,517
   Accounts payable, trade                                                      10,329,507          10,545,175

   Accrued liabilities                                                           4,455,005           4,056,031
             Total current liabilities                                          15,923,029          15,739,723

LONG-TERM DEBT, less current maturities                                         25,015,218          26,151,527

DEFERRED COMPENSATION obligations                                                1,416,002           1,069,357

DEFERRED TAX LIABILITIES                                                         1,107,000           1,350,000

COMMITMENTS and Contingencies
ShareHOLDERS' EQUITY
   Preferred stock, no par value; authorized

      1,000,000 shares
   Common stock, no par value; authorized
      12,000,000 shares; issued 1997 5,895,766
      shares; 1996 5,963,766 shares                                             21,896,822          22,138,494
   Retained earnings                                                            46,829,437          40,157,165
                                                                                68,726,259          62,295,659

                                                                         $     112,187,508  $      106,606,266


See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME



                                                               1997              1996               1995

Net sales                                            $     410,566,851 $       403,510,956 $      362,519,418

Cost of goods sold                                         358,425,516         350,149,363        312,829,489


             Gross profit                                   52,141,335          53,361,593         49,689,929


Operating expenses:
   Warehouse and delivery                                   15,158,001          14,644,949         13,244,189
   Selling, general, and administrative                     22,144,623          19,909,274         18,809,458

                                                            37,302,624          34,554,223         32,053,647

             Operating income                               14,838,711          18,807,370         17,636,282


Interest expense, net                                        1,148,955           1,078,206          1,199,742


             Income before income taxes (credits)           13,689,756          17,729,164         16,436,540

Federal and state income taxes                               5,395,800           6,929,000          6,344,000


             Net income                              $       8,293,956 $        10,800,164 $       10,092,540

Basic earnings per common share                      $            1.40 $              1.81 $             1.70

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                               Preferred        Common           Retained
                                                                 Stock          Stock            Earnings            Total

Balance, December 31, 1994                                $                $     21,457,167  $      21,981,842  $      43,439,009
   Net income                                                                                       10,092,540         10,092,540
   Proceeds from the exercise of 26,374 stock
     options including related tax benefit                                          169,322                               169,322
   Dividends on common stock ($.12 per share                                                         (712,319)          (712,319)
Balance, December 31, 1995                                                       21,626,489         31,362,063         52,988,552
   Net income                                                                                       10,800,164         10,800,164
   Proceeds from the exercise of 84,800 stock
     options including related tax benefit                                          545,474                               545,474
   Issuance of 30,000 shares of common stock
       for stock award plan                                                         393,750                               393,750
   Repurchase and retirement of 117,900 shares                                    (427,219)        (1,052,257)        (1,479,476)
      of common stock
   Dividends on common stock ($.16 per share)                                                        (952,805)          (952,805)
Balance, December 31, 1996                                                       22,138,494         40,157,165         62,295,659
   Net income                                                                                        8,293,956          8,293,956
   Proceeds from the exercise of 1,500 stock
      options including related tax benefit                                          16,125                                16,125
   Repurchase and retirement of 69,500 shares
      of common stock                                                             (257,797)          (678,203)          (936,000)
   Dividends on common stock ($.16 per share)                                                           (943,481)          (943,481)
Balance, December 31, 1997                                $                $     21,896,822 $       46,829,437 $       68,726,259

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          1997                1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $        8,293,956 $       10,800,164 $        10,092,540
   Adjustments to reconcile net income to net

     cash provided by operating activities:
     Depreciation and amortization                           5,780,713          4,506,768           3,556,512
      Deferred income taxes                                  (243,000)          (111,000)             101,000
     Other                                                   (254,927)            488,557             183,054
     Change in assets and liabilities:
       Decrease (increase) in:
          Trade receivables                                (1,024,045)          5,218,684         (1,717,489)
          Inventories                                        6,279,132        (3,880,354)           1,031,077
          Prepaid expenses                                   (204,174)            (5,738)            (83,293)
       Increase (decrease) in:
           Accounts payable and accrued
             liabilities                                      (49,892)            954,657         (4,803,782)
           Income taxes payable                                577,920                              (306,332)
             Net cash provided by operating
                activities                                  19,155,683         17,971,738           8,053,287

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                   (12,095,357)        (9,811,116)        (11,866,492)
   Investment in marketable securities                       4,400,000        (4,400,000)
   Acquisition of businesses, net of cash                  (6,797,316)                            (3,346,596)
    Cash held in escrow                                                                             4,584,738
   Other                                                        60,344          (264,539)           (225,217)
             Net cash (used in) investing
                activities                                (14,432,329)       (14,475,655)        (10,853,567)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under long-term debt agreements                                                      24,000,000
   Principal payments on long-term debt                    (1,136,309)          (917,503)        (19,974,000)
   Proceeds from exercise of common
     stock options                                              16,125            545,474             169,322
   Repurchase of common stock                                (936,000)        (1,479,476)
   Cash dividends paid                                       (943,481)          (952,805)           (712,319)
            Net cash provided by (used in)
                financing activities                       (2,999,665)        (2,804,310)           3,483,003
            Increase in cash and cash
                equivalents                                  1,723,689            691,773             682,723

Cash and cash equivalents, beginning                         2,041,482          1,349,709             666,986

Cash and cash equivalents, ending                   $        3,765,171 $        2,041,482 $         1,349,709

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

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly- owned subsidiaries, Harlan Machinery Company, Inc., Patrick Door, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

The Company has cash on deposit in financial institutions in amounts which, at times, may be in excess of insurance coverage provided by the Federal Deposit Insurance Corporation.

For purposes of the statement of cash flows, the Company considers all overnight repurchase agreements in connection with its sweep account arrangements with its bank to be cash equivalents.

MARKETABLE SECURITIES:

At times, the Company has investments in marketable debt securities. Management determines the classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of deferred tax effects, are reported as a separate component of shareholders' equity.

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

Goodwill:

Goodwill, the excess of cost over the fair value of net assets acquired, is amortized by the straight-line method over 15-year periods. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. In the event that an impairment is evident, the Company would record an expense for that impairment. Factors considered by management include current operating results, anticipated future cash flows, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Revenue recognition:

The Company ships product based on specific orders from customers. Shipments are made by the Company only after receiving authorization from the customer, and revenue is recognized upon delivery.

EARNINGS PER COMMON SHARE:

The Financial Standards Accounting Board has issued Statement No. 128, "Earnings per Share," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that are publicly traded. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997.

Stock options outstanding are immaterial and had no effect on earnings per share. Application of Statement No. 128 had no effect on previously reported earnings per share.

Earnings per common share for the years ended December 31, 1997, 1996, and 1995 have been computed based on the weighted average common shares outstanding of 5,921,058, 5,967,489, and 5,946,948, respectively.


NEW ACCOUNTING PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence of other financial statements. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of comparative financial statements for earlier periods is required. The Company has evaluated the impact of FAS 130 and determined it will have no effect on its financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company is currently evaluating the impact FAS 131 will have on its financial statements, if any.

Note 2.  Investment in Marketable Securities

During the year ended December 31, 1996, the Company purchased marketable debt securities in the total amount of $4,400,000. The securities are stated at fair value which was equal to their cost at December 31, 1996. These securities were sold during the year ended December 31, 1997.

Note 3.  Balance Sheet Data

TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 1997 and 1996 are stated net of an allowance for doubtful accounts of $125,000 and $80,000 respectively.


INVENTORIES:

                                                                              1997               1996

   Raw materials                                                        $       19,710,068 $      24,204,345
   Work in process                                                               1,170,054         1,029,127

   Finished goods                                                                5,089,861         5,311,075
   Materials purchased for resale                                                8,632,171         8,797,959
                                                                        $       34,602,154 $      39,342,506



Property and equipment:
                                                                              1997               1996

   Land and improvements                                                $        3,352,851 $       3,084,374
   Buildings and improvements                                                   23,083,890        18,107,574
   Machinery and equipment                                                      45,857,694        38,649,613
   Transportation equipment                                                      2,883,395         3,404,977

   Leasehold improvements                                                        2,874,513         2,383,751
                                                                                78,052,343        65,630,289
   Less accumulated depreciation                                                29,830,987        25,870,995
                                                                        $       48,221,356 $      39,759,294

Intangible and other assets:

   Goodwill, at amortized cost                                          $        5,597,062 $       3,080,202
   Other, primarily cash value of life insurance                                 2,265,357         2,380,591

                                                                        $        7,862,419 $       5,460,793

Accrued liabilities:

   Payroll and related expenses                                         $        2,927,304 $       2,885,859
   Property taxes                                                                  907,678           639,280
   Other                                                                           620,023           530,892
                                                                        $        4,455,005 $       4,056,031



Note 4.  Pledged Assets and Long-Term Debt

Long-term debt at December 31, 1997 and 1996 is as follows:

                                                                             1997               1996

   Senior Notes, insurance company                                     $       18,000,000 $      18,000,000
   Indiana Development Finance Authority Bonds                                  2,700,000         3,000,000
   State of Oregon Economic Development Revenue Bonds                           4,800,000         5,200,000

   Other                                                                          653,735         1,090,044
                                                                               26,153,735        27,290,044
   Less current maturities                                                      1,138,517         1,138,517
                                                                       $       25,015,218 $      26,151,527

The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The annual principal installments of $2,571,428 commence on September 15, 1999 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.


The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (3.98% at December 31, 1997). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (4.25% at December 31, 1997). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The Company has an unsecured revolving credit agreement which allows borrowings up to $10,000,000 or a borrowing base defined in the agreement and which expires on February 2, 2000. Interest on this note is at either prime or the Eurodollar rate plus 1% to 1.25%. The Company pays .25% of the unused portion of the revolving line. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth. In addition, the Company is contingently liable for standby letters of credit of $2,075,000 to meet credit policies of certain suppliers.

Aggregate maturities of long-term debt for the years ending December 31, 1999 through 2002 are as follows: 1999 $3,486,646; 2000 $3,271,428; 2001 $3,271,428;
and 2002 $3,271,428.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 1997, 1996, and 1995 was approximately $1,720,000, $1,670,000, and $1,420,000 respectively.

Note 5.  Equity Transactions

Common stock sold to key employees through the exercise of stock options resulted in a tax deduction for the Company equivalent to the taxable income recognized by the employee. For financial reporting purposes, the tax benefit resulting from this deduction, along with the proceeds from the exercise of the options, is accounted for as an increase to common stock.



SHAREHOLDER RIGHTS PLAN:

On February 29, 1996, the Company's Board of Directors adopted a shareholder rights agreement, granting certain new rights to holders of the Company's common stock. Under the agreement, one right was granted for each share of common stock held as of March 20, 1996, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation, and after paying the exercise price (currently $30), to purchase Patrick common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation's common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 20, 2006. The Company has authorized 100,000 shares of preferred stock, Series A, no par value, in connection with this plan, none of which have been issued.

REPURCHASE OF COMMON STOCK:

The Company's Board of Directors from time to time has authorized the repurchase of shares of the Company's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide.

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

The total minimum rental commitment at December 31, 1997 under the leases mentioned above is ap- proximately $9,024,000, which is due approximately $2,828,000 in 1998, $2,043,000 in 1999, $1,488,000 in 2000, $1,062,000 in 2001,
$673,000 in 2002, and $930,000 thereafter.

The total rent expense included in the statements of income for the years ended December 31, 1997, 1996, and 1995 is approximately $3,400,000 $3,400,000, and
$3,000,000 respectively, of which approximately $1,300,000 was paid each year to the chairman/major shareholder.

The Company has entered into a commitment to construct and furnish new facilities at a cost of approximately $9,000,000, of which approximately $5,300,000 has been incurred prior to December 31, 1997. The Company plans to finance a portion of these costs with a bond issue of $6,000,000 which is expected to be completed during 1998.


Note 7.  Major Customers

Net sales for the year ended December 31, 1997 included sales to three customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 13.3%, 10.9%, and 10.0%.

Net sales for the years ended December 31, 1996 and 1995 include sales to two major customers, each of which accounted for 10% or more of the total net sales of the Company for those years. The percentage of total Company sales to one major customer was 10.6% and 11.3% and to the other was 11.2% and 12.2% for the years ended December 31, 1996 and 1995 respectively.

The balances due from these customers at December 31, 1997 and 1996 were not significant to the total trade receivables balance.

Note 8.  Income Tax Matters

Federal and state income taxes for the years ended December 31, 1997, 1996, and 1995, all of which are domestic, consist of the following:

                                                            1997              1996               1995
   Current:
      Federal                                         $      4,987,400  $       6,016,000  $       5,185,000
      State                                                    651,400          1,024,000          1,058,000

   Deferred                                                   (243,000)          (111,000)           101,000
                                                      $      5,395,800  $       6,929,000  $       6,344,000

The provisions for income taxes for the years ended December 31, 1997, 1996, and 1995 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 34% to 35% to income before income taxes. A reconciliation of the differences is as follows:

                                                            1997              1996               1995

   Rate applied to pretax income                      $       4,791,400  $       6,197,000  $      5,637,000
   State taxes, net of federal
      tax benefit                                               558,400            701,000           723,000
   Permanent differences                                         46,000             31,000           (16,000)
                                                      $       5,395,800  $       6,929,000  $      6,344,000


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


The composition of the deferred tax assets and liabilities at December 31, 1997 and 1996 is as follows:

                                                                              1997               1996
   Gross deferred tax liability,
      accelerated depreciation                                          $      (2,762,000) $     (2,634,000)
   Gross deferred tax assets:
      Trade receivables allowance                                                  48,000            31,000

      Inventory capitalization                                                     285,000           337,000
      Nondeductible accruals                                                       619,000           431,000
      Deferred compensation                                                        545,000           412,000
      Unvested stock awards                                                        120,000            44,000
      Other                                                                         38,000            29,000
                                                                                 1,655,000         1,284,000
        Net deferred tax liabilities                                    $       (1,107,000) $     (1,350,000)


Note 9.  Compensation Plans

DEFERRED COMPENSATION OBLIGATIONS:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.

BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $1,980,000, $2,196,000, and $2,124,000 for the years ended December 31, 1997, 1996, and 1995 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors.
The amounts of contributions for the years ended December 31, 1997, 1996, and 1995 were immaterial.

STOCK OPTION PLAN:

The Company has adopted a stock option plan with shares of common stock reserved for options to key employees. These options were not included in computing earnings per common share because the effect of their inclusion was immaterial.


Following is a summary of transactions of granted shares under o ption for the years ended December 31, 1997 and 1996:

                                                              1997                          1996
                                                                   WEIGHTED                       Weighted
                                                                    AVERAGE                       Average
                                                                   EXERCISE                       Exercise
                                                      SHARES         PRICE           Shares        Price


   Outstanding, beginning of year                         98,000        $10.75         187,800         $6.64
      Canceled during the year                              (500)        10.75          (5,000)          2.09
      Exercised during the year                           (1,500)        10.75         (84,800)          2.19
   Outstanding, end of year                               96,000        $10.75          98,000        $10.75

   Eligible, end of year for exercise                     68,750        $10.75          45,000        $10.75



A further summary about fixed options outstanding at December 31, 1997 is as follows:

                                               Options Outstanding                   Options Exercisable
                                                    Weighted
                                                     Average       Weighted                       Weighted
                                                    Remaining       Average                       Average
                                      Number       Contractual     Exercise         Number        Exercise
                                   Outstanding        Life           Price       Exercisable       Price


   Exercise price of $10.75           96,000          2.25          $10.75          68,750         $10.75


As permitted under generally accepted accounting principles, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs, primarily related to the Company's stock option plan, is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The Company has adopted the provisions of FASB Statement No. 123 which prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees. This requirement is to be applied prospectively to any options granted. No options were granted during the years ended December 31, 1997 and 1996 and, therefore, there is no pro forma net income effect.

STOCK AWARD PLAN:

The Company has adopted a stock award plan for the five existing nonemployee directors. Grants awarded during May 1996 of 30,000 shares are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period. No grants were awarded during 1997.


Note 10.  Business Combination

In January 1995, the Company purchased substantially all the assets of U.S.
Door, Inc., a manufacturer of wooden cabinet doors.   The purchase price of the
acquired assets was $3,346,000. The excess of the total acquisition cost over the fair value of the net assets acquired of $1,876,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and the results of operations of U.S. Door, Inc. since the date of acquisition are included in the consolidated financial statements.

In August 1997, the Company purchased substantially all of the assets of United Shade, Inc., a manufacturer of window shades and blinds. The total acquisition cost was $5,810,400. The excess of the total acquisition cost over the fair value of the net assets acquired of $2,760,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of United Shade, Inc. since the date of acquisition are included in the consolidated financial statements.

Summarized pro forma financial information for the years ended December 31, 1997 and 1996 as though United Shade, Inc. had been acquired as of January 1, 1996 follow:

                                                                              1997               1996

   Net sales                                                            $      414,074,000 $     409,360,000
   Net income                                                                    8,609,527        11,171,054
   Earnings per share                                                                 1.45              1.87


Note 11.  Cash Flows Information

Supplemental information relative to the statements of cash flows for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                            1997              1996               1995

   Supplemental disclosures of cash
      flows information:
      Cash payments for:
        Interest                                      $       1,720,934 $        1,583,112 $       1,416,133

        Income taxes                                  $       5,360,319 $        7,379,844 $       6,751,132

   Supplemental schedule of noncash
      investing and financing activities:
      Equipment contracts incurred
        for use of equipment                          $  -              $        1,307,547 $ -


The amounts in the statements of cash flows are stated net of the 1997 purchase of United Shade, Inc. and the 1995 purchase of U.S. Door, Inc.


Note 12.  Unaudited Interim Financial Information

Presented below is certain selected unaudited quarterly financial information for the years ended Decem- ber 31, 1997 and 1996 (dollars in thousands, except per share data):

                                                                 Quarter Ended
                                       March 31,          June 30,        September 30,      December 31,
                                                                    1997


   Net sales                       $          96,936 $          106,600 $          105,126 $         101,905
   Gross profit                               11,957             13,328             13,379            13,477
   Net income                                  2,086              2,242              2,074             1,892
   Earnings per common share                    0.35               0.38               0.35              0.32
   Weighted average common
      shares outstanding                   5,964,594          5,929,140          5,895,766       5,895,766

                                                                    1996


   Net sales                       $          93,768 $          107,395 $          105,686$           96,662
   Gross profit                               11,753             14,443             14,480            12,685
   Net income                                  1,945              3,204              3,285             2,366
   Earnings per common share                    0.33               0.54               0.55              0.40
   Weighted average common
      shares outstanding                   5,967,157          5,965,951          5,973,212         5,963,614


                                INDEX TO EXHIBITS

Exhibit Number
Exhibits

       3(a) -Amended Articles of Incorporation of the Registrant as further amended (filed as Exhibit 3(a) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

       3(b) -By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

       3(c) - Preferred Share Purchase Rights Agreement (filed April 3, 1996 on Form 8-A and incorporated herein by reference)

       10(a) -Second Amendment to February 2, 1994 Credit Agreement, dated as of June 26, 1995 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

       10(b) -Note Agreement, dated September 1, 1995, between the Registrant and Nationwide Life Insurance Company (filed as Exhibit 10(b) to the Registrant s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

       10(c) -Commercial Lease and Option to Purchase dated as of October 1, 1995 between Mervin Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(c) to the Registrant s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

       10(d) -First Amendment to Credit Agreement, dated as of October 27, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

       10(e) -Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

       10(f) -Credit Agreement dated as of February 2, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

Exhibit Number                                                        Exhibits


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