Form 10-Q
period 1998-03-31
PATRICK INDUSTRIES INC
filed 1998-05-14
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1998             Commission File Number 03922


                            PATRICK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          INDIANA                                     351057796
(State or other jurisdiction of                    (I.R.S.  Employer
 incorporated or organization)                      Identification No.)



1800 South 14th Street, Elkhart, IN                     46516
(Address of principal executive offices)              (ZIP Code)




Registrant's telephone number, including area code     (219) 294-7511


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
Yes   X     No

Shares of Common Stock Outstanding as of April 30, 1998:  5,898,266



                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                           Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 1998 & December 31, 1997                          3

  Unaudited Condensed Statements of Income
    Three Months Ended March 31, 1998 & 1997,                   4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 1998 & 1997                    5

  Notes to Unaudited Condensed Financial Statements             6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         7

PART II:  Other Information                                    10

  Signatures                                                   11

PART I:  FINANCIAL INFORMATION

             PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                                             (Unaudited)                     (Note)
                                                                              MARCH 31                    DECEMBER 31
                                                                                 1998                         1997
            ASSETS


    CURRENT ASSETS
      Cash and cash equivalents                                           $    3,073,261                $    3,765,171
      Trade receivables                                                       28,832,277                    17,127,797
      Inventories                                                             33,797,894                    34,602,154
      Prepaid expenses                                                           331,992                      _608,611
            Total current assets                                              66,035,424                    56,103,733

    PROPERTY AND EQUIPMENT, at cost                                           80,090,018                    78,052,343
      Less accumulated depreciation                                           31,076,975                    29,830,987
                                                                              49,013,043                    48,221,356

    INTANGIBLE AND OTHER ASSETS                                                7,689,443                     7,862,419

            Total assets                                                    $122,737,910                  $112,187,508


            LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
      Current maturities of longterm debt                                 $    1,138,517                $    1,138,517
      Accounts payable, trade                                                 18,646,037                    10,329,507
      Accrued liabilities                                                      5,109,397                     4,455,005
            Total current liabilities                                         24,893,951                    15,923,029

    LONGTERM DEBT, less current maturities                                    24,905,455                    25,015,218

    DEFERRED COMPENSATION OBLIGATIONS                                          1,509,002                     1,416,002

    DEFERRED TAX LIABILITIES                                                   1,107,000                     1,107,000

    SHAREHOLDERS' EQUITY
      Common stock                                                            21,918,322                    21,896,822
      Retained earnings                                                       48,404,180                    46,829,437
            Total shareholders' equity                                        70,322,502                    68,726,259
              Total liabilities and shareholders' equity                    $122,737,910                  $112,187,508

    NOTE:   The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date.

    See accompanying notes to Unaudited Condensed Financial Statements.


                             PATRICK INDUSTRIES, INC.
                     UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31

                                                                               1998                           1997


    NET SALES                                                             $104,987,172                  $ 96,935,710

    COST AND EXPENSES
      Cost of Goods Sold                                                  $  91,733,783                 $ 84,979,168
      Warehouse and Delivery Expenses                                         3,717,248                    3,395,562
      Selling, General, and Administrative Expenses                           6,263,513                    4,853,227
      Interest Expense, Net                                                     253,970                      287,909
                                                                          $ 101,968,514                 $ 93,515,866


    INCOME BEFORE INCOME TAXES                                            $   3,018,658                 $  3,419,844

    INCOME TAXES                                                              1,207,500                    1,333,700

    NET INCOME                                                            $   1,811,158                 $  2,086,144


    EARNINGS PER COMMON SHARE                                             $         .31                 $        .35

    WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                              5,896,472                    5,964,594


    See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                             1998                          1997


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 1,811,158                   $  2,086,144
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       1,708,556                      1,397,612
    Deferred income taxes                                                 - - -                          (43,661)
    Other                                                                 113,120                         62,558
Change in assets and liabilities:
    Decrease (Increase) in:
          Trade receivables                                           (11,704,480)                   (12,394,022)
          Inventories                                                     804,260                        997,227
          Prepaid expenses                                                276,619                        (73,279)
    Increase (Decrease) in:
          Accounts payable and accrued liabilities                      7,979,872                      9,819,911
          Income taxes payable                                            990,873                      1,313,700
            Net cash provided by operating activities                   1,979,978                      3,166,190

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (2,347,387)                    (3,494,664)
   Investment in marketable securities                                    - - -                         (600,000)
   Other                                                                  - - -                           15,139
           Net cash (Used in) investing activities                     (2,347,387)                    (4,079,525)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock options                           21,500                         16,125
  Principal payments on long-term debt                                   (109,763)                      (107,421)
  Cash dividends paid                                                    (236,238)                      (237,954)
           Net Cash (Used In) investing activities                       (324,501)                      (329,250)

  Decrease in cash and cash equivalents                                  (691,910)                    (1,242,585)

Cash and cash equivalents, beginning                                    3,765,171                      2,041,482

Cash and cash equivalents, ending                                     $ 3,073,261                   $    798,897

Cash Payments for:
  Interest                                                            $    78,822                   $    695,580
  Income Taxes                                                            291,627                         95,000

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1997 audited financial statements. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 1998 and December 31, 1997 consist of the following classes:

                                                            March 31                    December 31
                                                              1998                         1997


                    Raw Materials                        $19,767,218                   $19,710,068
                    Work in Process                          989,700                     1,170,054
                    Finished                               3,990,677                     5,089,861

                       Total Manufactured Goods          $24,747,595                   $25,969,983

                    Distribution Products                  9,050,299                     8,632,171

                       TOTAL INVENTORIES                 $33,797,894                   $34,602,154


     The inventories are stated at the lower of cost, First-In, First-Out (FIFO) method, or market.

4. Stock options outstanding are immaterial and had no effect on earnings per share. Application of Financial Standards Accounting Board Statement
     No. 128 had no effect on previously reported earnings per share.

     Earnings per common share for the three months ended March 31, 1998 and 1997 have been computed based on the weighted average common shares outstanding of 5,896,472, and 5,964,594 respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Registrant's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $410 million in six years. Although the rate of growth in the year 1997 was 1.75%, the first quarter of 1998 showed an increase of 8.3% when compared to the previous years' first quarter. The increase in sales resulted from the continued strength of both the economy and the Manufactured Housing and Recreational Vehicle Industries.

     The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                                                  Quarterly Ended
                                                                      March 31,
                                                                 1998       1997


         Net Sales                                              100.0%        100.0%
         Cost of Sales                                           87.4          87.7
         Gross Profit                                            12.6          12.3
         Warehouse and Delivery                                   3.5           3.5
         Selling, General & Administrative                        6.0           5.0
         Operating Income                                         3.1           3.8
         Net Income                                               1.7           2.2


RESULTS OF OPERATIONS

     Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Net Sales. Net sales increased by $8.1 million, or 8.3%, from $96.9 million in the quarter ended March 31, 1997 to $105.0 million in the quarter ended March 31, 1998. This sales increase was attributable to higher unit production in the Manufactured Housing and Recreational Vehicle Industries, and increased penetration in the other industries served by Registrant. The Registrant's sales are 62% to Manufactured Housing, 18% to Recreational Vehicles, and 20% to other industrial industries.

     Gross Profit. Gross Profit increased by approximately $1.3 million, or 10.9%, from $12.0 million in the first quarter of 1997, to $13.3 million in the same 1998 quarter. As a percentage of net sales, gross profit increased from 12.3% in the first quarter of 1997 to 12.6% in 1998. The increase in gross profit was due to certain manufacturing operations showing improvement over the same 1997 quarter, while highly competitive market pricing of many of Registrant's products continued in the first quarter of 1998.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.3 million, or 9.5%, from $3.4 million in 1997 to $3.7 million in the 1998 first quarter. As a percentage of net sales, warehouse and delivery expenses remained the same at 3.5%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.4 million, or 29.1%, from $4.9 million in 1997, to $6.3 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 5.0% in 1997 to 6.0% in 1998. Expense increases were partially attributable to new Management Information System expenses and additional personnel required due to the growth the Registrant has experienced over the last several years, and for management transition plans.

     Operating Income. Operating income decreased by approximately $0.4 million because of the increased selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 3.8% in 1997 to 3.1% in the 1998 first quarter.

     Interest Expense, Net. Interest expense, net of interest income, decreased by approximately $34,000 in 1998 from $288,000 in 1997 to $254,000 in 1998. The
Registrant's borrowing level was slightly lower in the 1998 first quarter and more funds were invested than in 1997.

     Net Income. Net income decreased by approximately $275,000 from $2.1 million in the 1997 first quarter to $1.8 million in 1998. This decrease is primarily attributable to the factors described above.

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

     Interest Expense, Net. Interest expense, net of interest income, decreased by approximately $9,000 in 1997 from $297,000 in 1996 to $288,000 in 1997. The
Registrant's borrowing level was slightly lower in the 1997 first quarter and more funds were invested than in 1996.

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

     The Registrant has a bank financing unsecured Revolving Credit Agreement that provides loan availability of $10,000,000 with maturity in the year 2000.

     Pursuant to the private placement and the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

     The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The Registrant initiated an expansion project of approximately $6,000,000 in North Carolina in 1997. When completed in the second quarter of 1998, the Registrant anticipates obtaining municipal industrial revenue bond funding to cover the costs already incurred at March 31, 1998 of approximately $3,600,000 and any remaining costs up to $6,000,000 of this project.


SEASONALITY

     Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Registrant's sales and profits are generally highest in the second and third quarters.


NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.


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

Item 6.  Exhibits and Reports on Form 8K

         (a) Exhibits

               27 Financial Data Schedule

        (b)  There were no Reports filed on Form 8-K



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PATRICK INDUSTRIES, INC.
                                           (Registrant)





Date          May 12, 1998                 /S/Mervin D. Lung
                                           Mervin D. Lung
                                           (Chairman of the Board)





Date          May 12, 1998                 /S/David D. Lung
                                           David D. Lung
                                           (President)






Date          May 12, 1998                 /S/Keith V. Kankel
                                           Keith V. Kankel
                                           (Vice President Finance)
                                           (Principal Accounting Officer)