Form 10-Q
period 1998-06-30
PATRICK INDUSTRIES INC
filed 1998-08-14
CIK 76605

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 1998              Commission File Number 0-3922



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
  Yes   X     No

  Shares of Common Stock Outstanding as of July 31, 1998:  5,933,266

                             PATRICK INDUSTRIES, INC.


                                       INDEX


                                                             Page No.

  PART I:  Financial Information

    Unaudited Condensed Balance Sheets
      June 30, 1998 & December 31, 1997                          3

    Unaudited Condensed Statements of Income
      Three Months Ended June 30, 1998 & 1997, and

      Six Months Ended June 30, 1998 & 1997                       4

    Unaudited Condensed Statements of Cash Flows
      Six Months Ended June 30, 1998 & 1997                       5

    Notes to Unaudited Condensed Financial Statements             6

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         7

  PART II:  Other Information                                    10

    Signatures                                                   11

  PART I:  FINANCIAL INFORMATION

                             PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED BALANCE SHEETS

                                                                            (Unaudited)                  (Note)
                                                                              JUNE 30                 DECEMBER 31
                                                                                1998                      1997
    ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                                          $      526,488                 $    3,765,171
      Trade receivables                                                      31,868,681                     17,127,797
      Inventories                                                            38,933,334                     34,602,154
      Prepaid expenses                                                          359,579                        608,611
        Total current assets                                             $   71,688,082                 $   56,103,733

    PROPERTY AND EQUIPMENT, at cost                                      $   81,071,409                 $   78,052,343
    Less accumulated depreciation                                            31,094,303                     29,830,987
                                                                         $   49,977,106                 $   48,221,356

    INTANGIBLE AND OTHER ASSETS                                          $    8,653,748                 $    7,862,419

        Total assets                                                     $  130,318,936                 $  112,187,508

        LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES
      Current maturities of long-term debt                               $    1,138,517                 $    1,138,517
      Accounts payable, trade                                                23,257,374                     10,329,507
      Accrued liabilities                                                     5,325,129                      4,455,005
        Total current liabilities                                        $   29,721,020                 $   15,923,029

    LONG-TERM DEBT, less current maturities                              $   24,785,067                 $   25,015,218

    DEFERRED COMPENSATION OBLIGATIONS                                    $    1,602,002                 $    1,416,002

    DEFERRED TAX LIABILITIES                                             $    1,107,000                 $    1,107,000

    SHAREHOLDERS' EQUITY
      Common stock                                                       $   22,439,197                 $   21,896,822
      Retained earnings                                                      50,664,650                     46,829,437
                                                                         $   73,103,847                 $   68,726,259

          Total liabilities and shareholders' equity                     $  130,318,936                 $  112,187,508

    NOTE:  The balance sheet at December 31, 1997 has been taken from the audited financial statements at that date and condensed.
  See accompanying notes to Unaudited Condensed Financial Statements.



                             PATRICK INDUSTRIES, INC.
                     UNAUDITED CONDENSED STATEMENTS OF INCOME
                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                        JUNE 30                                    JUNE 30

                                                               1998                 1997                1998               1997

    NET SALES                                           $117,731,176         $106,599,506        $222,718,348       $203,535,216

    COST AND EXPENSES
      Cost of goods sold                                $102,268,713         $ 93,271,870        $194,002,496       $178,251,038
      Warehouse and delivery expenses                      4,059,689            3,913,889           7,776,937          7,309,451
      Selling, general, and administrative expenses        6,976,003            5,415,413          13,239,516         10,268,640
      Interest expense, net                                  264,905              307,901             518,875            595,810
                                                        $113,569,310         $102,909,073        $215,537,824       $196,424,939


    INCOME BEFORE INCOME TAXES                          $  4,161,866         $  3,690,433        $  7,180,524       $  7,110,277

    INCOME TAXES                                           1,664,700            1,448,500           2,872,200          2,782,200

    NET INCOME                                          $  2,497,166         $  2,241,933        $  4,308,324       $  4,328,077


    EARNINGS PER COMMON SHARE                           $        .42         $        .38        $        .73       $        .73


    WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                    5,915,206            5,929,140           5,905,890          5,946,769


    See accompanying notes to Unaudited Condensed Financial Statements.


                             PATRICK INDUSTRIES, INC.
                         UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                       1998                  1997

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $  4,308,324             $  4,328,077
    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                3,524,364                2,725,881

        Other                                                                           204,183                   53,403
     Change in assets and liabilities:
         Decrease (Increase) in:
              Trade receivables                                                    (13,978,204)             (12,228,928)
              Inventories                                                            (3,712,782)               1,407,842
              Prepaid expenses                                                           271,408                   (38,620)
          Increase in:
              Accounts payable and accrued liabilities                              12,979,587                 9,321,841
              Income taxes payable                                                       494,919                  496,829
                  Net cash provided by operating activities                           4,091,799                6,066,325

    CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                            (4,174,394)              (5,750,567)
     Investment in marketable securities                                                  - - -                  (500,000)
     Acquisition of business                                                         (2,581,490)                 (286,840)
     Other                                                                        3,238,683)                  (1,783,501)

    Cash and cash equivalents, beginning                                              3,765,171                2,041,482

    Cash and cash equivalents, ending                                             $     526,488            $     257,981


    See accompanying notes to Unaudited Condensed Financial Statements.

                             PATRICK INDUSTRIES, INC.
                 NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

  1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of June 30, 1998, and December 31, 1997, and the results of operations and cash flows for the three months and the six months ended June 30, 1998 and 1997.

  2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1997 audited financial statements. The results of operations for the three months and six months periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

  3. The inventories on June 30, 1998 and December 31, 1997 consist of the following classes:

                                                                                      June 30              December 31
                                                                                        1998                     1997

                    Raw materials                                                 $23,207,598              $19,710,068
                    Work in process                                                   835,425                1,170,054
                    Finished                                                        4,121,492                5,089,861

                           Total manufactured goods                               $28,164,515              $25,969,983

                    Distribution products                                          10,768,819                8,632,171
                           TOTAL INVENTORIES                                      $38,933,334              $34,602,154


      The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

  4.  Stock options outstanding are immaterial and had no effect on earnings per
  share.  Application of Financial Standards    Accounting Board Statement No.
  128 had no effect on previously reported earnings per share.

      Earnings per common share for the six months ended June 30, 1998 and 1997
  have been computed based on the               weighted average common shares
  outstanding of 5,905,890 and 5,946,769 respectively.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  GENERAL

      The Registrant's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $410 million in six years. Although the rate of growth in the year 1997 was 1.75%, the first six months of 1998 showed an increase of 9.4% when compared to the previous years' first half. The increase in sales resulted from the continued strength of both the economy and the Manufactured Housing and Recreational Vehicle industries.

      The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                                                    Three Months              Six Months
                                                                   Ended June 30            Ended June 30
                                                                  1998       1997          1998       1997

          Net Sales                                               100.0%     100.0%        100.0%     100.0%
          Cost of Sales                                             86.9       87.5          87.1       87.6
          Gross Profit                                              13.1       12.5          12.9       12.4
          Warehouse and Delivery                                     3.4        3.7           3.5        3.6
          Selling, General & Administrative                          5.9        5.1           5.9        5.0
          Operating Income                                           3.8        3.7           3.5        3.8
          Net Income                                                 2.1        2.1           1.9        2.1


  RESULTS OF OPERATIONS

      Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

      Net Sales. Net sales increased by $11.1 million, or 10.4%, from $106.6 million for the quarter ended June 30, 1997, to $117.7 million in the quarter ended June 30, 1998. This sales increase was attributable to increases in the number of units produced in both the Manufactured Housing and Recreational Vehicle industries, and to the acquisition of two companies whose sales were not in the 1997 sales. The sales of the acquired companies represented 3.7% of the sales increase. The Registrant's sales in the quarter were 62% to Manufactured Housing, 20% to Recreational Vehicle, and 18% to other industries.

      Gross Profit. Gross profit increased by approximately $2.1 million, or 16.0%, from $13.3 million in the second quarter of 1997, to $15.4 million in the same 1998 quarter. As a percentage of net sales, gross profit increased from 12.5% in 1997 to 13.1% in the second quarter of 1998. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and efficiencies over the same 1997 period. In certain markets highly competitive pricing continues to have a negative impact on normal gross profits.

      Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $146,000, or 3.7%, from $3.9 million in 1997, to $4.1 million in the second quarter of 1998. As a percentage of net sales, warehouse and delivery expenses decreased from 3.7% in 1997 to 3.4% in the 1998 second quarter.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 28.8%, from $5.4 million in 1997, to $7.0 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 5.1% in 1997 to 5.9% in the second quarter of 1998. Expense increases were partially attributable to new management information system expenses, additional personnel required due to the growth the Registrant has experienced over the last several years, and for management transition plans.

      Operating Income. Operating income increased by approximately $428,000 because of the increased sales and the increased gross profits. As a percentage of sales, operating income remained the same at 3.8% for both second quarters.

      Interest Expense, Net. Interest expense, net decreased by approximately $43,000 from $308,000 in 1997 to $265,000 in the second quarter of 1998. The
  Registrant's borrowing levels during the 1998 period were lower than those in 1997.

      Net Income. Net income increased by approximately $255,000 from $2.2 million in 1997 to $2.5 million in 1998 for the second quarter ended June 30. This increase is attributable to the factors described above. Net income also remained the same as a percentage of net sales.


      Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      Net Sales. Net sales increased by $19.2 million, or 9.4%, from $203.5 million for the six months ended June 30, 1997, to $222.7 million in the six months ended June 30, 1998. This sales increase was attributable to increases in the number of units produced in both the Manufactured Housing and Recreational Vehicle industries, and to the acquisition of two companies whose sales were not in the 1997 sales. The sales of the acquired companies represented 2.9% of the sales increase. The Registrant's sales in the first six months were 61% to Manufactured Housing, 20% to Recreational Vehicle, and 19% to other industries.

      Gross Profit. Gross profit increased by $3.4 million, or 13.6%, from $25.3 million in the first six months of 1997, to $28.7 million in the same period in 1998. As a percentage of net sales, gross profit increased from 12.4% in the first six months of 1997 to 12.9% in 1998. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and efficiencies over the same 1997 period. In certain markets highly competitive pricing continues to have a negative impact on normal gross profits.

      Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $467,000, or 6.4%, from $7.3 million in 1997, to $7.8 million in the first six months of 1998. As a percentage of net sales, warehouse and delivery expenses decreased from 3.6% for 1997 to 3.5% in 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.9 million, or 28.9%, from $10.3 million in 1997, to $13.2 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 5.0% for 1997 to 5.9% in 1998. Expense increases were partially attributable to new management information system expenses, additional personnel required due to the growth the Registrant has experienced over the last several years, and for management transition plans.

      Operating Income. Operating income remained the same in dollars in the 1998 second quarter as compared to 1997, but as a percentage of sales, operating income decreased from 3.8% in 1997 to 3.5% in 1998.

      Interest Expense, Net. Interest expense, net decreased by $77,000 from $596,000 in 1997, to $519,000 in 1998. This decrease was due to lower borrowings during the first six months of 1998.

      Net Income. Net income remained the same in 1998 as it was in the 1997 period. As a percentage of net sales, net income decreased from 2.1% in 1997 to 1.9% in 1998. This is primarily attributable to the factors described above.


  YEAR 2000 ISSUE

      The Registrant began a new management information system implementation project in the first quarter of 1996, which when fully implemented, will result in the Registrant's information systems being Year 2000 compliant.
  The Registrant has committed approximately $5,500,000 for the purchase of new hardware and software systems, hiring of additional personnel, and training. As of June 30, 1998, a majority of the Registrant's information systems were compliant with the Year 2000 and the remaining information systems are expected to be compliant by the fourth quarter of 1999. As of June 30, 1998, the Registrant has incurred approximately $5,000,000 of the $5,500,000 committed to the project.

  LIQUIDITY AND CAPITAL RESOURCES

      The Registrant's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

      The Registrant, in September, 1995, issued, to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

      The Registrant has an unsecured bank Revolving Credit Agreement that provides loan availability of $10,000,000 with maturity in the year 2000.

      Pursuant to the private placement and the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

      The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The Registrant initiated an expansion project of approximately $6,000,000 in North Carolina in 1997. The project was completed in July, 1998, and in August the Registrant anticipates obtaining a municipal industrial revenue bond in the amount of $5,000,000 to restore working capital used to finance the project.


  SEASONALITY

      Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Registrant's sales and profits are generally highest in the second and third quarters.

  NEW ACCOUNTING STANDARDS

      In June, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.


  INFLATION

      The Registrant does not believe that inflation had a material effect on results of operations for the periods presented.

      PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings

          None

  Item 2.  Changes in Securities

          None

  Item 3.  Defaults upon Senior Securities

          None

  Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Registrant was held on May 15, 1998.

         (b)  Not applicable.

         (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                                                      WITHHOLD
                                             NAME                                FOR                 AUTHORITY
                                          Mervin D. Lung                    4,992,683                    13,184

                                          Keith V. Kankel                   4,986,701                    19,166

                                          John H. McDermott                 4,994,566                    11,301

                                          Harold E. Wyland                  4,990,866                    15,001

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



                                               PATRICK INDUSTRIES, INC.
                                                    (Registrant)






    Date    August 6, 1998                     /S/Mervin D. Lung
                                                  Mervin D. Lung
                                                  (Chairman of the Board)





    Date    August 7, 1998                   /SDavid D. Lung
                                               David D. Lung
                                               (President)






    Date     August 6, 1998                  /S/Keith V. Kankel
                                                Keith V. Kankel
                                                (Vice President Finance)
                                                (Principal Accounting Officer)

