Form 10-Q/A
period 1998-06-30
PATRICK INDUSTRIES INC
filed 1998-09-08
CIK 76605

FORM 10-Q
                                (Amendment No. 1)


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

                             PATRICK INDUSTRIES, INC.


  This amendment corrects the Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 1998 and 1997.


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


    See accompanying notes to Unaudited Condensed Financial Statements.


                             PATRICK INDUSTRIES, INC.
                         UNAUDITED CONDENSED STATEMENTS OF
                                    CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                       1998                  1997

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $   4,308,324             $  4,328,077
    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                3,524,364                2,725,881

        Other                                                                           204,183                   53,403
     Change in assets and liabilities:
         Decrease (Increase) in:
              Trade receivables                                                     (13,978,204)             (12,228,928)
              Inventories                                                            (3,712,782)               1,407,842
              Prepaid expenses                                                          271,408                  (38,620)
          Increase in:
              Accounts payable and accrued liabilities                               12,979,587                9,321,841
              Income taxes payable                                                      494,919                  496,829
                  Net cash provided by operating activities                           4,091,799                6,066,325

    CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                            (4,174,394)              (5,750,567)
     Investment in marketable securities                                                  - - -                 (500,000)
     Acquisition of business                                                         (2,581,490)                (286,840)
     Other                                                                               57,270                  297,385
                  Net cash (used in) investing activities                             6,698,614               (6,240,022)

    CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of common stock options                                      69,875                   16,125
     Principal payments on long-term debt                                              (230,151)                (217,050)
     Reacquisition of common stock                                                        - - -                 (935,750)
     Cash dividends paid                                                               (471,592)                (473,129)
                  Net cash (used in) financing activities                              (631,868)              (1,609,804)

     (Decrease) in cash and cash equivalents                                         (3,238,683)              (1,783,501)

    Cash and cash equivalents, beginning                                              3,765,171                2,041,482

    Cash and cash equivalents, ending                                             $     526,488            $     257,981


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



                                               PATRICK INDUSTRIES, INC.
                                                    (Registrant)



    Date     August 31, 1998                 /S/ Keith V. Kankel
                                                 Keith V. Kankel
                                                 (Vice President Finance)
                                                 (Principal Accounting Officer)