Form 10-Q
period 1998-09-30
PATRICK INDUSTRIES INC
filed 1998-11-16
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 199

                                       OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .................. to ..................
Commission file number 0-3922

                            PATRICK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          INDIANA                                      35-1057796
(State or other jurisdiction of                     (I.R.S.  Employer
 incorporation or organization)                     Identification No.)


                    1800 South 14th Street, Elkhart, IN 46516
                    (Address of principal executive offices)
                                   (ZIP Code)


                                 (219) 294-7511
              (Registrant's telephone number, including area code)


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Shares of Common Stock Outstanding as of November 6, 1998:  5,872,066

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 1998 & December 31, 1997                                  3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 1998 & 1997, and
    Nine Months Ended September 30, 1998 & 1997                             4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1998 & 1997                             5

  Notes to Unaudited Condensed Financial Statements                         6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     7

PART II:  Other Information                                                11

  Signatures                                                               12

PART I:  FINANCIAL INFORMATION

               PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                    (Unaudited)         (Note)
                                                   SEPTEMBER 30      DECEMBER 31
                                                      1998               1997
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents .....................   $  1,556,251   $  3,765,171
   Trade receivables .............................     32,914,915     17,127,797
   Inventories ...................................     41,169,760     34,602,154
   Prepaid expenses ..............................        166,250        608,611
                                                     ------------   ------------
         Total current assets ....................   $ 75,807,176   $ 56,103,733
                                                     ------------   ------------

PROPERTY AND EQUIPMENT, at cost ..................   $ 83,045,900   $ 78,052,343
Less accumulated depreciation ....................     32,458,555     29,830,987
                                                     ------------   ------------
                                                     $ 50,587,345   $ 48,221,356
                                                     ------------   ------------

INTANGIBLE AND OTHER ASSETS ......................   $  8,603,579   $  7,862,419
                                                     ------------   ------------


         Total assets ............................   $134,998,100   $112,187,508
                                                     ============   ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt ..........   $  4,146,275   $  1,138,517
   Accounts payable, trade .......................     20,186,336     10,329,507
   Accrued liabilities ...........................      5,803,524      4,455,005
                                                     ------------   ------------
         Total current liabilities ...............   $ 30,136,135   $ 15,923,029
                                                     ------------   ------------

LONG-TERM DEBT, less current maturities ..........   $ 26,828,572   $ 25,015,218
                                                     ------------   ------------

DEFERRED COMPENSATION OBLIGATION .................   $  1,695,002   $  1,416,002
                                                     ------------   ------------

DEFERRED TAX LIABILITIES .........................   $  1,107,000   $  1,107,000
                                                     ------------   ------------

SHAREHOLDERS' EQUITY
   Common stock ..................................   $ 22,353,771   $ 21,896,822
   Retained Earnings .............................     52,877,620     46,829,437
                                                     ------------   ------------
                                                     $ 75,231,391   $ 68,726,259
                                                     ------------   ------------

     Total liabilities and shareholders' equity ..   $134,998,100   $112,187,508
                                                                    ============


NOTE:The  balance  sheet at  December  31,  1997 has been taken from the audited financial  statements  at that date.
See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME


                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30                SEPTEMBER 30

                                              1998         1997          1998          1997

NET SALES                                $119,070,180  $105,126,304   $341,788,528   $308,661,520
                                         ------------  ------------   ------------   ------------
COST AND EXPENSES
  Cost of goods sold                     $103,175,971  $  91,747,614  $297,178,467   $269,998,652
  Warehouse and delivery expenses           4,234,302      4,051,929    12,011,239     11,361,380
  Selling, general, and administrative
    expenses                                6,814,571      5,611,317    20,054,087     15,879,957
  Interest expense, net                       304,972        283,069       823,847        878,879
                                         ------------  ------------   ------------   ------------
                                         $114,529,816  $ 101,693,929  $330,067,640   $298,118,868
                                         ------------  ------------   ------------   ------------


INCOME BEFORE INCOME TAXES               $  4,540,364  $   3,432,375  $ 11,720,888   $ 10,542,652

INCOME TAXES                                1,816,200      1,358,500     4,688,400      4,140,700

NET INCOME                               $  2,724,164  $   2,073,875  $  7,032,488   $  6,401,952
                                         ============  =============  ============   ============

EARNINGS PER COMMON SHARE                $        .46  $         .35  $       1.19   $       1.08
                                         ============  =============  ============   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                         5,925,865      5,895,766     5,912,622      5,929,581


See accompanying notes to Unaudited Condensed Financial Statements.




                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  7,032,488    $  6,401,952
  Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
     Depreciation and amortization                                      5,313,673       4,183,235
     Other                                                                302,375         (78,925)
  Change in assets and liabilities:
     Decrease (Increase) in:
        Trade receivables                                             (15,024,438)    (14,587,386)
        Inventories                                                    (5,949,208)      1,485,830
        Prepaid expenses                                                  464,737          11,530
     Increase (Decrease) in:
        Accounts payable and accrued liabilities                       10,233,776      12,824,439
        Income taxes payable                                              648,187         390,627
                                                                     ------------    ------------
          Net cash provided by operating activities                  $  3,021,590    $ 10,631,302
                                                                      ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               $ (6,528,966)   $ (8,767,107)
  Investment in marketable securities                                       - - -       4,400,000
  Acquisition of business                                              (2,581,490)     (5,810,400)
  Other                                                                    57,270         203,089
                                                                     ------------    ------------
        Net cash (used in) investing activities                      $ (9,053,186)   $ (9,974,418)
                                                                     ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt agreements                         $  5,214,483    $    - - -
  Principal payments on long-term debt                                   (393,371)       (326,680)
  Proceeds from exercise of common stock options                           80,625          16,125
  Repurchase of common stock                                             (370,771)       (935,750)
  Cash dividends paid                                                    (708,290)       (708,302)
                                                                     ------------    -------------
        Net cash provided by (used in) financing activities          $  3,822,676    $ (1,954,607)
                                                                     ------------    ------------

  Decrease in cash and cash equivalents                              $ (2,208,920)   $ (1,297,723)

Cash and cash equivalents, beginning                                 $  3,765,171    $  2,041,482
                                                                     ------------    ------------

Cash and cash equivalents, ending                                    $  1,556,251    $    743,759
                                                                     ============    ============

See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of September 30, 1998, and December 31, 1997, and the results of operations and cash flows for the three months and the nine months ended September 30, 1998 and 1997.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1997 audited financial statements. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 1998 and December 31, 1997 consist of the following classes:

                                              September 30      December 31
                                                  1998              1997

       Raw materials                          $24,126,115       $19,710,068
       Work in process                          1,017,196         1,170,054
       Finished                                 4,828,633         5,089,861
                                              -----------        ----------

            Total manufactured goods          $29,971,944       $25,969,983

       Distribution products                    11,197,816        8,632,171
                                              ------------      -----------

            TOTAL INVENTORIES                 $41,169,760       $34,602,154
                                              ===========       ===========

     The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. Stock options outstanding are immaterial and had no effect on earnings per share. Application of Financial Standards Accounting Board Statement No. 128 had no effect on previously reported earnings per share.

     Earnings per common share for the three months ended September 30, 1998 and 1997 have been computed based on the weighted average common shares outstanding of 5,925,865 and 5,895,766 respectively.

     Earnings per common share for the nine months ended September 30, 1998 and 1997 have been computed based on the weighted average common shares outstanding of 5,912,622 and 5,929,581 respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Registrant's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $410 million in six years. Although the rate of growth in the year 1997 was 1.75%, the first nine months of 1998 showed an increase of 10.7% when compared to the previous years' first nine months. The increase in sales resulted from the continued strength of both the economy and the Manufactured Housing and Recreational Vehicle industries.

     The following table sets forth the percentage relationship to net sales of certain items in the Registrant's Statements of Operations:

                                           Three Months           Nine Months
                                        Ended September 30    Ended September 30
                                              1998   1997       1998   1997

     Net Sales                                100.0% 100.0%     100.0% 100.0%
     Cost of Sales                             86.7   87.3       87.0   87.5
     Gross Profit                              13.3   12.7       13.0   12.5
     Warehouse and Delivery                     3.6    3.9        3.5    3.7
     Selling, General & Administrative          5.7    5.3        5.9    5.1
     Operating Income                           4.0    3.5        3.6    3.7
     Net Income                                 2.3    2.0        2.1    2.1


RESULTS OF OPERATIONS

     Quarter Ended  September  30, 1998 Compared to Quarter Ended  September 30,
1997

     Net Sales. Net sales increased by $14.0 million, or 13.3%, from $105.1 million for the quarter ended September 30, 1997, to $119.1 million in the quarter ended September 30, 1998. This sales increase was attributable to increases in the number of units produced in both the Manufactured Housing and Recreational Vehicle industries, to whom the Registrant is a major supplier. The Registrant's sales in the quarter were 62% to Manufactured Housing, 19% to Recreational Vehicle, and 19% to other industries.

     Gross Profit. Gross profit increased by approximately $2.5 million, or 18.8%, from $13.4 million in the third quarter of 1997, to $15.9 million in the same 1998 quarter. As a percentage of net sales, gross profit increased from 12.7% in 1997 to 13.3% in the third quarter of 1998. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and operating efficiencies over the same 1997 period. In certain markets highly competitive pricing continues to have a negative impact on gross profits making several of the Registrant's manufacturing operations unprofitable in this period.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $182,000, or 4.5%, from $4.1 million in 1997, to $4.2 million in the third quarter of 1998. As a percentage of net sales, warehouse and delivery expenses decreased from 3.9% in 1997 to 3.6% in the 1998 third quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.2 million, or 21.4%, from $5.6 million in 1997, to $6.8 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 5.3% in 1997 to 5.7% in the third quarter of 1998. Expense increases were partially attributable to new management information system expenses, additional personnel required due to the growth the Registrant has experienced over the last several years, and for management transition expenses.

     Operating Income. Operating income increased by approximately $1.1 million because of the increased sales and the increased gross profits. As a percentage of sales, operating income increased from 3.5% in the 1997 third quarter to 4.0% in the same 1998 period.

     Interest Expense, Net. Interest expense, net increased by approximately $22,000 from $283,000 in 1997 to $305,000 in the third quarter of 1998. The
Registrant's borrowing levels during the 1998 period were approximately the same while invested cash was lower.

     Net Income. Net income increased by approximately $650,000 from $2.1 million in 1997 to $2.7 million in 1998 for the third quarter ended September
30. This increase is attributable to the factors described above.


     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net Sales. Net sales increased by $33.1 million, or 10.7%, from $308.7 million for the nine months ended September 30, 1997, to $341.8 million in the nine months ended September 30, 1998. This sales increase was attributable to increases in the number of units produced in both the Manufactured Housing and Recreational Vehicle industries, and to the acquisition of two companies whose sales were not included in the total nine months 1997 sales. The sales of the acquired companies represented 2.9% of the sales increase. The Registrant's sales in the first nine months were 62% to Manufactured Housing, 19% to Recreational Vehicle, and 19% to other industries.

     Gross Profit. Gross profit increased by $5.9 million, or 15.4%, from $38.7 million in the first nine months of 1997, to $44.6 million in the same period in 1998. As a percentage of net sales, gross profit increased from 12.5% in the first nine months of 1997 to 13.0% in 1998. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and efficiencies over the same 1997 period. In certain markets highly competitive pricing continues to have a negative impact on gross profits making several of the Registrant's manufacturing operations unprofitable in the period.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $650,000, or 5.7%, from $11.4 million in 1997, to $12.0 million in the first nine months of 1998. As a percentage of net sales, warehouse and delivery expenses decreased from 3.7% for 1997 to 3.5% in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.2 million, or 26.3%, from $15.9 million in 1997, to $20.1 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 5.1% for 1997 to 5.9% in 1998. Expense increases were partially attributable to new management information system expenses, additional personnel required due to the growth the Registrant has experienced over the last several years, and for management transition expenses.

     Operating Income. Operating income increased by approximately $1.1 million because of the increased sales and the increased gross profits. As a percentage of sales, operating income decreased from 3.7% in 1997 to 3.6% in 1998.

     Interest Expense, Net. Interest expense, net decreased by $55,000 from $879,000 In 1997, to $824,000 In 1998. This decrease was due to lower borrowings during the first nine months of 1998.

     Net Income. Net income increased by approximately $631,000, from $6.4 million in 1997 to $7.0 million in 1998. As a percentage of net sales, net income remained the same as in 1997. This is primarily attributable to the factors described above.

YEAR 2000 ISSUE

     The Registrant began a new management information system implementation project in the first quarter of 1996, which when fully implemented, will result in the Registrant's information systems being Year 2000 compliant. The project was started because of the need to upgrade all hardware and software to meet capacity and information needs at present and for the future. The Year 2000 issue for internal information systems will be resolved since the new hardware and software is compliant when implemented.

     The Registrant at present has successfully implemented this Year 2000 compliant system in all accounting, finance, general ledger, and distribution operations. Implementation has also been completed at two wood related operations and four of ten laminating operations. The remaining laminating operations will be completed in the fourth quarter of this year and the first quarter of 1999. All other operations will be implemented in 1999 with anticipated completion in October.

     In the event that the scheduled implementations get delayed, contingency plans allow basic conversion of existing software to the new system so it would be Year 2000 compliant prior to the year 2000 in all remaining areas.

     The Registrant has developed a Year 2000 plan to address risk assessment in areas other than information technology. The Plan Committee is examining all automated plant systems and external parties with whom the Registrant interacts. This assessment is scheduled to be completed in the first quarter of 1999. The Registrant's contingency plans for external party compliance are to replace any telecommunications and other equipment that cannot be made compliant. A risk assessment of customers, vendors, and service providers is underway and will be on-going. At present the assessment shows that the ones responding are either compliant or will be compliant in a timely manner.

     The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software systems has been $2.87 million in 1996, $1.93 million in 1997, and $0.8 million through October, 1998. Approximately $0.5 million will be expended to complete the project by December, 1999. The costs of assessment of external party compliance is minimal and costs of replacement of telecommunications and other equipment would be part of normal scheduled upgrades.


SALE OF PROPERTY

     The Registrant has a vacant facility tentatively sold with closing anticipated in the fourth quarter of this year, or in the first quarter of 1999. This sale would result in a one-time gain that would add from $.05 to $.07 per share to the earnings in the quarter sold.


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

     The Registrant has Industrial Revenue Bond Agreements for expansion projects in Indiana (1991), Oregon (1994), and North Carolina (1998). At September 30, 1998 these bond obligations totaled $12,500,000, with annual payments until 2006, 2009, and 2010, respectively.

     Pursuant to the private placement and the Credit Agreement, the Registrant is required to maintain certain financial ratios, all of which are currently complied with.

     The Registrant believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and recurring capital expenditures as currently contemplated.


SEASONALITY

     Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Registrant's sales and profits are generally highest in the second and third quarters.


NEW ACCOUNTING STANDARDS

     In June, 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS131), which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

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



                                                   PATRICK INDUSTRIES, INC.
                                                       (Registrant)






Date   November 12, 1998                           /S/Mervin D. Lung
                                                   ----------------------------
                                                        Mervin D. Lung
                                                      (Chairman of the Board)






Date   November 12, 1998                           /S/David D. Lung
                                                   ----------------------------
                                                        David D. Lung
                                                       (President)






Date   November 12, 1998                            /S/Keith V. Kankel
                                                    ---------------------------
                                                        Keith V. Kankel
                                                       (Vice President Finance)
                                                       (Principal Accounting
                                                       Officer)