Form 10-K405
period 1998-12-31
PATRICK INDUSTRIES INC
filed 1999-03-31
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(MarkOne)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file Number 0-3922

                            PATRICK INDUSTRIES, INC.
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)


                Indiana                                 35-1057796
    -------------------------------                  -------------------
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                   identification No.)


          1800 South 14th Street, P.O. Box 638, Elkhart, Indiana 46515
--------------------------------------------------------------------------------
              (Address of principal executive offices) (ZIP code)


Company's telephone number, including area code:  (219) 294-7511

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, WITHOUT PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS
                              (Title of each class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Company on March 22, 1999 (based upon the closing price on NASDAQ and an estimate that 77.57% of the shares are owned by non-affiliates) was $65,572,813. The closing market price was $14.688 on that day.

As of March 22, 1999, 5,705,266 shares of the Company's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

                       Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1999 are incorporated by reference into Parts III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         The Company is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle Industries. In addition, the Company is a supplier to certain other industrial markets, such as furniture manufacturing, marine, and the automotive aftermarket. The Company manufactures decorative vinyl and paper panels, cabinet doors, countertops, aluminum extrusions, drawer sides, pleated shades, wood adhesives, and laminating machines. The Company is also an independent wholesale distributor of pre-finished wall and ceiling panels, particleboard, hardboard siding, passage doors, roofing products, building hardware, insulation, and other related products.

         The Company has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle Industries that has such a nationwide network. The Company maintains ten manufacturing plants and two distribution facilities near its principal offices in Elkhart, Indiana, and operates fourteen other warehouse and distribution centers and sixteen other manufacturing plants in fourteen states.

Strategy
--------

         Over time, the Company has developed very strong working relationships with its customers. In so doing, the Company has oriented its business and expansion to the needs of these customers. These customers include all of the larger Manufactured Housing and Recreational Vehicle manufacturers. The Company's customers generally demand high quality standards and a high degree of flexibility from their suppliers. The result has been that the Company focuses on maintaining and improving the quality of its manufactured products, and has developed a nationwide manufacturing and distribution presence in response to its customers' need for flexibility. As the Company explores new markets and industries, it believes that this nationwide network provides it with a strong foundation for expansion.

         The Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 62% of the Company's sales are to the Manufactured Housing Industry and the remaining 38% is almost evenly divided between the Recreational Vehicle and other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional, and specific product line companies.

         Management has identified several tools which it expects to utilize to accomplish its operating strategies, including the following:

  Diversification into Additional Industries

         While the  Company  continually  seeks to  improve  its  position  as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries, it is also seeking to expand its product lines into other industrial markets. Many of the Company's products, such as its countertops, cabinet doors, laminated panels, and shelving, have applications in the furniture and cabinetry markets. In addition, the manufacturing processes for the Company's aluminum extrusions are easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets, and the Company's adhesives are produced for almost all industrial applications.

         Because industrial order size tends to be for larger numbers of units, the Company enjoys better production efficiencies for these orders. The Company believes that diversification into additional industries will reduce its vulnerability to the cyclical nature of the Manufactured Housing and Recreational Vehicle Industries. In addition, the Company believes that it's nationwide manufacturing and distribution capabilities enable it to more effectively serve it's customers and position it for product expansion.

  Expansion of Manufacturing Capacity

         In the last 3 years,  the  Company  has  invested  approximately  $30.2 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. In addition, the Company has invested $9.4 million to purchase existing businesses. The new capacity created by these investments has enabled the Company to obtain more efficiencies in its operations and will accommodate future growth in the Company's product lines and markets.

  Strategic Acquisitions and Expansion

         The Company supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Company, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. In 1997 the Company purchased the assets of two pleated shade manufacturers, and in 1998 acquired the assets of a wood component manufacturer who was a competitor. In 1996 the Company expanded existing product lines and capacity with the opening of a new manufacturing and distribution complex in Woodburn, Oregon, and in 1998 did the same in New London, North Carolina. In 1998 the Company also started a new plastic thermoforming operation in Indiana.

Business Segments
-----------------

         The Company's operations comprise four reportable segments. Information related to those setments is contained in "Note 13-Segment Information" appearing herein the financial statements as noted in the index appearing under
Item 14(a)(1) and (2).

Principal Products
------------------

         The Company distributes primarily prefinished wall and ceiling panels, particleboard, hardboard siding, roofing products, passage doors, building hardware, insulation, and other products. Through its manufacturing divisions, the Company fabricates decorative vinyl and paper panels, cabinet doors, shelving, countertops, wood mouldings, aluminum extrusions, drawer sides, furniture components, wood adhesives, and laminating presses.

         Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 42.4%, 40.9%, and 42.0% for the years ended December 31, 1998, 1997, and 1996 respectively.

         The  Company  has  no  material  patents,   licenses,   franchises,  or
concessions   and  does  not  conduct   significant   research  and  development
activities.

Manufacturing Processes and Operations
--------------------------------------

         The Company's laminating facilities utilize various materials including gypsum, particleboard, plywood, and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil, and high pressure laminate. These laminated products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

         The Company's metals division utilizes sophisticated technology to produce aluminum extrusions for framing and window applications. In addition, the Company's metals division extrudes running boards, accessories for pick-up trucks, marine industry products, and construction-related materials.

         The Company manufactures two distinct cabinet door product lines. One product line is manufactured from raw lumber utilizing solid oak and other hardwood materials. The Company's other line of doors is made of laminated fiberboard. The Company's doors are sold mainly to the Manufactured Housing and Recreational Vehicle Industries, and continue to gain acceptance with cabinet manufacturers and "ready-to-assemble" furniture manufacturers.

         The Company's wood adhesive division, which supplies adhesives used in most of the Company's manufacturing processes and to outside industrial customers, uses a process of mixing non-toxic non-hazardous chemicals with water to produce adhesives sold in tubes, pails, barrels, totes, and rail tank cars.

Markets
-------

         The Company is engaged in the manufacturing and distribution of building products and material for use primarily by the Manufactured Housing and Recreational Vehicle Industries and other industrial markets.

  Manufactured Housing

         The Manufactured Housing Industry has historically served as a more affordable alternative to the home buyer. Because of the relatively lower cost of construction as compared to site-built homes, manufactured homes traditionally have been one of the principal means for first-time home buyers to overcome the obstacles of large down payments and higher monthly mortgage payments. Manufactured Housing also presents an affordable alternative to site-built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case with site-built homes. The increase in square footage of living space in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of home buyers.

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

         The Manufactured Housing Industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments in 1997 were 353,000, which is 2.8% lower than 1996, but still 106% more units than shipped in 1991. The shipments in 1998 were 373,000 homes, an increase of 5.5%, which was the most units shipped since the early 1970's.

         These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, the agricultural, and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing Industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics have caused the Manufactured Housing cycle to change positively. Manufactured Housing now accounts for 33% of all homes built, which is up from 25% in 1989.

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

         A motor home is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver's area, kitchen, bathroom, dining, and sleeping areas. Motor homes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding, and water storage facilities. Although they are not designed for permanent or semi-permanent living, motor homes do provide comfortable living facilities for short periods of time.

         Van conversions are conventional vans modified for recreational or other use.

         Sales of Recreational Vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for Recreational Vehicles in the past, and could adversely affect demand in the future. The Recreational Vehicle Industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally results in a decrease in the sale of leisure time products such as Recreational Vehicles. The industry shipped 292,700 units in 1998, which was 15% more than in 1997 and more than any other year in the 1990's.



  Other Markets

         Many of the Company's products, such as its countertops, laminated panels, cabinet doors, and shelving may be utilized in the furniture and cabinetry markets. The Company's aluminum extrusion process is easily applied to the production of running boards and other accessories for pick-up trucks and vans, and also certain building products. The Company's adhesives are marketed in many industrial adhesive markets.

         While demand in these industries also fluctuates with general economic cycles, the Company believes that these cycles are less severe than those in the Manufactured Housing and Recreational Vehicle Industries. As a result, the Company believes that diversification into these new markets will reduce its reliance on the markets it has traditionally served and will mitigate the impact of their historical cyclical patterns on its operating results.

Marketing and Distribution
--------------------------

         The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 4,000 customers. The Company has three customers, who together accounted for 35% of the Company's total sales in 1998 and 34.2% of 1997 sales. Ten other customers collectively accounted for approximately 28.1% of 1998 sales. The Company believes it has good relationships with its customers.

         Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by the Company. Some of the Company's products are shipped directly from the suppliers to the customers. The Company typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Company's warehouses or customers. The Company's customers do not maintain long-term supply contracts, and therefore the Company must bear the risk of accurate advance estimation of customer orders. The Company maintains a substantial inventory to satisfy these orders. The Company has no significant backlog of orders.

         The Company operates sixteen warehouse and distribution centers and twenty-six manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Idaho, Indiana, Kansas, New Mexico, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Company is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers
---------

         During the year ended December 31, 1998, the Company purchased approximately 67% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 42% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's important materials.

Competition
-----------

         The Manufactured Housing and Recreational Vehicle Industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality, and service. The Company has several competitors in each of its classes of products. Some manufacturers and suppliers of materials purchased by the Company also compete with it and sell directly to the same industries. Most of the Company's competitors compete with the Company on a regional basis. In order for a competitor to compete with the Company on a national basis, the Company believes that a substantial capital commitment and experienced personnel would be required. The industrial markets in which the Company continues to expand are also highly competitive.

Employees
---------

         As of December 31, 1998, the Company had 1,722 employees of which 1,477 employees are engaged directly in production, warehousing, and delivery operations, 58 in sales, and 187 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

         The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

ITEM 2.  PROPERTIES AND EQUIPMENT

         As  of  December  31,  1998,  the  Company   maintained  the  following
warehouse, manufacturing and distribution facilities:


                                                                            Ownership or
Location                           Use               Area Sq. Ft.          Lease Arrangement

Argos, IN                  Manufacturing(3)              44,000              Leased to 2001
Elkhart, IN                Manufacturing(3)              40,400              Leased to 2000
Elkhart, IN                Mfg. & Dist.(1)(3)           133,600              Leased to 2005
Elkhart, IN                Manufacturing(3)              32,900              Owned
Elkhart, IN                Manufacturing (2)             42,000              Leased to 2001
Elkhart, IN                Manufacturing(2)              31,000              Leased to 1999
Elkhart, IN                Manufacturing(2)              30,000              Leased to 2000
Elkhart, IN                Manufacturing(4)              36,000              Owned
Goshen, IN                 Manufacturing(5)              50,870              Owned
Bristol, IN                Mfg. & Dist.(1)(4)            62,000              Owned
Decatur, AL                Distribution(1)               30,000              Leased to 2000
Decatur, AL                Manufacturing(2)              35,000              Owned
Decatur, AL                Manufacturing(2)              35,000              Leased to 1999
Decatur, AL                Manufacturing(4)              41,000              Owned
Valdosta, GA               Distribution (1)              20,000              Leased to 1999
Valdosta, GA               Manufacturing(2)              30,800              Owned
New London, NC             Mfg. & Dist.(1)(2)           160,000              Owned, Subject to Mortgage
Halstead, KS               Distribution(1)               36,000              Owned
Waco, TX                   Distribution(1)               57,000              Leased to 1999
Waco, TX                   Manufacturing(2)              57,000              Leased to 1999
Waco, TX                   Manufacturing(2)              21,000              Leased to 1999
Mt. Joy, PA                Distribution(1)               58,500              Owned
Mt. Joy, PA                Manufacturing(2)              30,000              Owned
Ocala, FL                  Manufacturing(3)              20,600              Leased to 1999
Ocala, FL                  Manufacturing(2)              15,000              Leased to 1999
Ocala, FL                  Mfg. & Dist.(1)(2)            55,500              Owned
Fontana, CA                Mfg. & Dist.(1)(2)           110,000              Owned
Fontana, CA                Manufacturing(2)              71,755              Owned
Phoenix, AZ                Manufacturing (3)             43,600              Leased to 2000
Phoenix, AZ                Manufacturing (2)             36,000              Leased to 1999
Phoenix, AZ                Manufacturing (2)             15,700              Leased to 1999
Woodburn, OR               Manufacturing(3)              21,500              Owned
Woodburn, OR               Mfg. & Dist.(1,2,3)          153,000              Owned, Subject to Mortgage
Mishawaka, IN              Manufacturing(4)             191,000              Owned, Subject to Mortgage
Elkhart, IN                Manufacturing(4)              90,700              Owned
Boulder City, NV           Manufacturing(5)              24,700              Leased to 1999
Elkhart, IN                Admin. Offices                10,000              Owned

(1) Distribution  center
(2) Vinyl/paper/foil laminating
(3) Cabinet doors and other wood related
(4) Aluminum, adhesives, and other


         Additionally, the Company operates distribution centers out of public warehouses in Phoenix, Arizona, Woodland, California, Nampa, Idaho, and Belen, New Mexico. As of December 31, 1998, the Company owned or leased 39 trucks, 66 tractors, 97 trailers, 130 forklifts, 13 automobiles and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.




ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

         The Company's common stock is listed on The NASDAQ Stock Market(R) under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last two years were as follows:



                      1st Quarter            2nd Quarter             3rd Quarter                4th Quarter
1998              17.000 - 14.000         16.750 - 15.000         16.125 - 13.250            15.750 - 14.250

1997              17.250 - 14.000         18.250 - 13.125         20.125 - 13.750            16.625 - 13.500




           The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

           There were approximately 652 holders of the Company's common stock as of March 19, 1999 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,150 holders of the Company's common stock held in street name.

           The Company declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and has continued it through December 31, 1998. Although this is a regular quarterly dividend, any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

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

                                 As of or for the Year Ended December 31,
                               1998      1997       1996        1995     1994
                              (dollars in thousands, except per share amounts)

Net sales                   $453,518   $410,567   $403,511   $362,519   $330,981
Gross profit                  59,556     52,142     53,362     49,690     42,328
Warehouse and delivery
 expenses                     16,076     15,158     14,645     13,244     12,070
Selling, general, and
 administrative expenses      26,796     22,145     19,909     18,809     14,792
Interest expense, net          1,172      1,149      1,078      1,200        940
Income taxes                   6,205      5,396      6,929      6,344      5,642
Net income                     9,307      8,294     10,800     10,093      8,884
Basic earnings
 per common share (1)           1.58       1.40       1.81       1.70       1.46
Dilutive earnings
  per common share (1)          1.57       1.39       1.80       1.69       1.45
Weighted average common
 shares outstanding(1)         5,903      5,921      5,967      5,947      6,094
Cash dividends, per
 common share                    .16        .16        .16        .12       --
Working capital               46,698     40,181     45,646     43,280     35,011
Total assets                 127,755    112,187    106,606     95,916     87,269
Long-term debt                26,129     25,015     26,152     26,200     21,150
Shareholders' equity          76,307     68,726     62,296     52,989     43,439

(1) Adjusted to reflect the and the two-for-one stock split effective March 8, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $453 million in seven years. Although the rate of growth in 1997 slowed to 1.8%, the sales in 1998 were 10.5% ahead of the 1997 record year. The increase in sales resulted from the continued strength of both the economy and the Manufactured Housing and Recreational Vehicle Industries.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:

                                                        Year Ended
                                                        December 31,
                                               1998       1997         1996

Net sales                                     100.0%      100.0%      100.0%
Cost of sales                                  86.9        87.3        86.8
Gross profit                                   13.1        12.7        13.2
Warehouse and delivery                          3.5         3.7         3.6
Selling, general and administrative             5.9         5.4         4.9
Operating income                                3.7         3.6         4.7
Net income                                      2.1         2.0         2.7

RESULTS OF CONSOLIDATED OPERATIONS


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales increased by $42.9 million, or 10.5%, from $410.6 million for the year ended December 31, 1997, to $453.5 million in the year ended December 31, 1998. This sales increase was attributable to increases in the number of units produced in both the Manufactured Housing and Recreational Vehicle Industries, to whom the Company is a major supplier. The Company's sales in the year were 62% to Manufactured Housing, 19% to Recreational Vehicle, and 19% to other industries. The Manufactured Housing units shipped were up 5.5% and Recreational Vehicle shipments were up 15.0% in 1998.

         Gross Profit. Gross Profit increased by approximately $7.5 million, or 14.2%, from $52.1 million in the year 1997, to $59.6 million in the same 1998 period. As a percentage of net sales, gross profit increased from 12.7% in 1997 to 13.1% in 1998. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and efficiencies over the same 1997 period. In certain markets highly competitive pricing continued to have a negative impact on normal gross profits making several of the Company's manufacturing operations unprofitable in 1998.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.9 million, or 6.1%, from $15.2 million in 1997, to $16.1 million in 1998. As a percentage of net sales, warehouse and delivery expenses decreased from 3.7% in 1997 to 3.5% in 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.7 million, or 21.0%, from $22.1 million in 1997, to $26.8 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 5.4% in 1997 to 5.9% in 1998. Expense increases were partially attributable to new management information systems, additional personnel required due to the growth the Company has experienced over the last several years, and for management transition plans.

         Operating Income. Operating income increased by approximately $1.8 million because of the increased sales and the increased gross profits. As a percentage of sales, operating income increased from 3.6% in 1997 to 3.7% in the same 1998 period.

         Interest Expense, Net. Interest expense, net increased by approximately $23,000 in 1998. The Company's borrowing levels during the 1998 period were approximately the same while invested cash was lower.

         Net Income. Net income increased by approximately $1.0 million from $8.3 million in 1997 to $9.3 million in 1998. This increase is attributable to the factors described above.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net Sales. Net sales increased by 7.1 million, or 1.7%, from $403.5 million for the year ended December 31, 1996, to $410.6 million in the year ended December 31, 1997. This small sales increase was attributable to a 2.8% decrease in the year in units shipped by the Manufactured Housing Industry, which represents approximately 67% of the Company's sales. The Company's sales to the Recreational Vehicle Industry were higher in the year 1997 because the Industry, which represents approximately 16% of Company's sales, was experiencing an increase in units shipped of the units that utilize the Company's products.

         Gross Profit. Gross profit decreased by approximately $1.2 million, or 2.3%, from $53.3 million in the 1996 year to $52.1 million in the same period of 1997. As a percentage of sales, gross profit decreased from 13.2% in the year 1996 to 12.7% in 1997. This decrease was attributable to reduced volumes in certain operations and competitive market pressure on product pricing. In certain markets highly competitive pricing continues to have a negative impact on normal gross profits making several of the Company's manufacturing operations unprofitable for the year.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by approximately $0.6 million, or 3.5%, from $14.6 million in 1996, to $15.2 million in the year 1997. As a percentage of sales, warehouse and delivery expenses increased from 3.6% in 1996 to 3.7% in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.2 million, or 11.2% in the 1997 year, from $19.9 million to $22.1 million. As a percentage of net sales, these expenses increased from 4.9% to 5.4% in 1997 compared to 1996. These expense increases were partially attributable to new Management Information System expenses and additional personnel required due to the growth the Company has experienced over the last several years, and for management transition plans. The Company believes that the new Management Information System currently being implemented will improve it's information system and will be operational so that the Year 2000 will not pose significant operational problems for the Company's software systems.

         Operating Income. Operating income decreased by approximately $4.0 million, or 21.1% from $18.8 million in 1996 to $14.8 million in 1997, because of the higher operating expenses at certain manufacturing operations. As a percentage of sales, operating income decreased from 4.7 % to 3.6% in 1997.

         Interest Expense. Interest expense increased by approximately $71,000. The Company's borrowing levels were about the same during 1997 compared to 1996, but invested funds were lower.

         Net Income. Net income decreased by approximately $2.5 million from $10.8 million in 1996 to $8.3 million in 1997. This decrease is attributable to the factors described above.



BUSINESS SEGMENTS

The Company's reportable segments are as follows:

         Laminating - Utilizes various materials including gypsum, particleboard, plywood, and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil, and high pressure laminate. These laminated products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

         Distribution - Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard, and vinyl siding, roofing products, passage doors, building hardware, insulation, and other products.

         Wood - Uses raw lumber including solid oak, other hardwood materials, and laminated particleboard or plywood to produce cabinet door product lines.

         Other  -  Includes  aluminum  extrusion,   painting  and  distribution,
manufacture of adhesive products, pleated shades, plastic thermoforming, and manufacturer of laminating equipment.

         The table below presents information about the revenue and operating income of those segments. A reconciliation to consolidated totals is presented in footnote 13 of the Company's 1998 financial statements.

                                                       Year Ended
                                                       December 31
                                         1998             1997             1996
                                                  (dollars in thousands)
Sales
  Laminating                         $ 198,448        $ 201,203        $ 184,863
  Distribution                         171,700          144,881          157,531
  Wood                                  50,853           36,566           39,442
  Other                                 68,641           54,860           49,376

Operating Income
  Laminating                         $   8,289        $   7,582        $   6,226
  Distribution                           3,480            3,700            5,842
  Wood                                  (3,019)          (2,250)           1,609
  Other                                  4,590            2,299            2,722

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Laminating Segment Discussion

         Net sales for both years were comparable, with the 1998 total laminating segment sales lower than 1997 by 1.4%. In 1998, one operation in this segment was closed resulting in approximately $9.0 million less sales and a new operation was added resulting in $4.7 million of new sales. In 1998, the Company also moved one operation into a larger facility so that additional products can be offered in that market area.

         Operating income in the laminating segment increased 9.3% in 1998 and as a percentage of sales the increase was 0.4%. The segment was able to reduce material costs in most of the larger operations and direct labor and manufacturing expenses would have been less than 1997 except for the costs associated with plant closings and new start-ups. Selling and administrative expenses were higher in 1998 in this segment because of additional personnel and the costs associated with the implementation of information systems.

Distribution Segment Discussion

         Net  sales  in 1998  increased  by 18.5%  in the  distribution  segment primarily because of the growth in both the Manufactured Housing and Recreational Vehicle markets. In addition, the Company introduced some new products for the distribution operations in 1998.

         The operating income generated by the distribution operations in 1998 did not reach the levels of 1997, primarily because of increased allocated corporate expenses to this segment in 1998, resulting in a reduction of approximately $1.6 million to operating income.

Wood Segment Discussion

         Net sales in the wood segment were higher in 1998 by more than $14.2 million, or 39.1%. In 1998 the Company consolidated the assets and sales of a company acquired during the year into its operation and this increased this segment's sales approximately $8.0 million. The balance of the increased sales was the result of new or expanded business.

         Certain operations in this segment have gone from profitable results two years ago to losses in both 1998 and 1997. In 1998, the consolidation of the newly purchased business contributed to the losses because of moving expenses, product design changes required, and overtime to meet customer demand. In addition, new competitors have entered this segment causing significant pricing pressures. The operating losses for the wood segment did show improvement in 1998 as percentages of sales, and management has made changes in production methods, pricing, and personnel to return these operations to profitability.

Other Segment Discussion

         Sales increased over $13.7 million, or 25.1%, in this segment in 1998. A business acquired in the third quarter of 1997 had a full year of sales in 1998 which resulted in $5.1 million more revenue than in 1997. The other operations in this segment also experienced sales increases over 1997. This segment operates in several markets and continued economic growth has benefited the operations of this segment.

         The operating income in this business segment for 1998 increased almost 100% over 1997. The addition of the acquired business in late 1997 and the increased sales in certain other operations, while maintaining operating costs, has provided the additional operating income. A new start-up operation in this segment had operating losses for 1998 due to sales below anticipated levels, however, new personnel and equipment have been added to this operation to increase product capabilities to increase sales.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Laminating Segment Discussion

         Net sales increased 8.8% for the laminating segment in 1997. This increase over 1996 was experienced at most of the Company's laminating operations because of increased business from the Recreational Vehicle manufacturers and other building products customers.

         The operating income in the laminating segment was higher by 21.8% in 1997 due to the increase in sales, and slightly lower labor, material, and manufacturing costs. Selling and administrative expenses attributable to this segment increased only 0.16% as a percentage of sales.

Distribution Segment Discussion

         This segment experienced a reduction of 8.0% in sales in 1997 compared to 1996. The distribution segment's market is primarily manufacturers of manufactured housing and recreational vehicles. Manufactured Housing shipments were only 1.8% higher in 1997 and sales of certain products supplied to this industry lost market share due to style changes. In the Recreational Vehicle industry, products which include a higher percentage of materials supplied by our Company were less in demand than in 1996.

         The operating income in the distribution segment decreased 36.7% in 1997 because of the lower sales and slight increases in warehouse, selling, and administrative expenses. This was caused by certain unusual competitive pricing situations reducing margins and necessary increases in wages.

Wood Segment Discussion

         Net sales for the total segment decreased 7.3% in 1997 from 1996 even though certain operations experienced increased sales in the furniture and other building materials markets. . The cabinet door operations producing for the Manufactured Housing and Recreational Vehicle Industries, had lower sales because of level demand and due to highly competitive pricing, quality, and delivery problems.

         In 1997, the wood segment had operating losses and in 1996 this segment had operating income of 4.1% of sales. This change in operating income was due to several factors. In 1997, a large operation of the segment moved into new facilities with much more capacity at the same time their primary customer base decreased. This resulted in new and existing competition pursuing a smaller market for cabinet doors, resulting in pricing situations unprofitable for our operations. The lower sales and operating margins in 1997 were insufficient for this segment to be profitable.

Other Segment Discussion

         Net sales in 1997 in this segment increased 11.1% over 1996. A business acquired in August of 1997 provided 5% of the increase and sales increases in the other operations in this business segment accounted for the balance.

         Operating income in this segment was lower $420,000, or 1.4%, as a percentage of sales. Start-up expenses of a new operation and competitive pricing situations lowered margins at another operation, accounting for the decline.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital  requirements are to meet working capital
needs,   support  its  capital   expenditure   plans,   and  meet  debt  service
requirements.

         The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

         The Company has an unsecured bank revolving credit agreement that provides loan availability of $10,000,000 with maturity in the year 2000.

         Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with.

         The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.



SEASONALITY

         Manufacturing operations in the Manufactured Housing and Recreational Vehicle Industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.

NEW ACCOUNTING STANDARDS

         In 1998, the Company adopted Statement of Financial Accounting Standards (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 supersedes FASB No. 14, "Financial Reporting for Segments of Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FASB No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FASB No. 131 had no effect on the results of operations or financial position of the Company.



YEAR 2000 ISSUE

         The Company began a new management information system implementation project in the first quarter of 1996, which when fully implemented, will result in the Company's information systems being Year 2000 compliant. The project was started because of the need to upgrade all hardware and software to meet capacity and information needs at present and for the future. The Year 2000 issue for internal information systems would be resolved since the new hardware and software is compliant when implemented.

         The Company at present has successfully implemented this Year 2000 compliant system in accounting, finance, general ledger, and distribution operations. Implementation has also been completed at two of six wood product operations, eight of ten laminating operations, and the shade and thermoforming operations. The remaining laminating operations are scheduled to be completed in the second quarter of 1999. The remaining cabinet door and two other operations are scheduled to be implemented in 1999 with anticipated completion in November.

         In the event that the scheduled implementations get delayed, contingency plans allow basic conversion of existing software to the new system so it would be Year 2000 compliant prior to the year 2000 in all remaining areas.

         The Company has developed a Year 2000 plan to address risk assessment in areas other than information technology. The Plan Committee is examining all automated plant systems and external parties with whom the Company interacts. This assessment is scheduled to be completed by mid-year in 1999. The Company's contingency plans for external party compliance are to replace any telecommunications and other equipment that cannot be made compliant. A risk assessment of customers, vendors, and service providers is underway and will be on-going. At present the assessment shows that the ones responding are either compliant or would be compliant in a timely manner.

         The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software systems has been $2.87 million in 1996, $1.93 million in 1997, and $1.42 million in 1998. Approximately $0.9 million will be expended during 1999 to complete the project by December, 1999. The costs of assessment of external party compliance is minimal and costs of replacement of telecommunications and other equipment would be part of normal scheduled upgrades.

SALE OF PROPERTY

         The Company sold a vacant facility in the first quarter of 1999. This sale resulted in a one-time gain that will add $.06 per share to the earnings in the first quarter of 1999.



INFLATION

         The Company does not believe that inflation had a material effect on results of operations for the periods presented.


                              SAFE HARBOR STATEMENT

         Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995 and are based on a number of assumptions, including but not limited to: (1) continued domestic economic growth and demand for the Company's products; (2) the Company's belief with respect to its capital expenditures, seasonality and inflation; and (3) satisfactory identification and completion of Year 2000 software and hardware revisions by the Company and entities with which it does business. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth in Item 14 (a) 1. on page 22 of this report.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1999, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page

(a)      1.       FINANCIAL STATEMENTS

                  Independent auditor's report                           F-1

                  Balance sheets -
                   December 31, 1998 and 1997                            F-2

                  Statements of income-years ended
                    December 31, 1998, 1997, and 1996                    F-3

                  Statements of shareholders' equity-
                   years ended December 31,
                   1998, 1997, 1996                                      F-4

                  Statements of cash flow-
                   years ended December 31,
                   1998, 1997, and 1996                                  F-5

                  Notes to the financial statements                      F-6-19

(a)  2.  FINANCIAL STATEMENT SCHEDULES

                  Independent auditor's report
                   on supplemental schedule & consent                    F-20

                  Schedule II - Valuation and qualifying
                                  accounts and reserves                  F-21


         All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

(a)  3.  EXHIBITS

         The exhibits listed in the accompanying Exhibit Index on pages 45 and 46 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                          PATRICK INDUSTRIES, INC

                                        By  /s/ Mervin D. Lung
                                            ----------------------
                                           Mervin D. Lung, Chairman of the Board
                                              and Chief Executive Officer

         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                        Title                                            Date

   Mervin D. Lung                   Chairman of the Board, Chief                        March 25, 1999
         Mervin D. Lung                 Executive Officer and Director

  David D. Lung                     President, Chief Operating Officer                  March 25, 1999
         David D. Lung                  and Director

  Keith V. Kankel                   Vice President-Finance,                             March 25, 1999
         Keith V. Kankel               Principal Accounting Officer and Director

  Thomas G. Baer                    Vice President-Operations and Director              March 25, 1999
         Thomas G. Baer

  Harold E. Wyland                  Vice President-Sales and Director                   March 25, 1999
         Harold E. Wyland

  Clyde H. Keith                    Director                                            March 25, 1999
         Clyde H. Keith

  Merlin D. Knispel                 Director                                            March 25, 1999
         Merlin D. Knispel

  Dorothy M. Lung                   Director                                            March 25, 1999
         Dorothy M. Lung

  John H. McDermott                 Director                                            March 25, 1999
         John H. McDermott

  Robert C. Timmins                 Director                                            March 25, 1999
         Robert C. Timmins


                            PATRICK INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1998


                                    CONTENTS

------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                1
------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated balance sheets                                              2
   Consolidated statements of income                                        3
   Consolidated statements of shareholders' equity                          4
   Consolidated statements of cash flows                                    5
   Notes to financial statements                                         6-19
------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                             McGLADREY & PULLEN, LLP




Elkhart, Indiana
January 29, 1999

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


-------------------------------------------------------------------------------------------

                                                           1998               1997
-------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $       3,704,693 $         3,765,171
   Trade receivables                                        20,767,406          17,127,797
   Inventories                                              43,498,632          34,602,154
   Prepaid expenses                                            591,470             608,611
                                                    ---------------------------------------

              TOTAL CURRENT ASSETS                          68,562,201          56,103,733

PROPERTY and EQUIPMENT, net                                 50,472,703          48,221,356

Intangible and OTHER ASSETS                                  8,719,759           7,862,419
                                                    ---------------------------------------

                                                     $     127,754,663 $       112,187,508
                                                    =======================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt              $       3,985,963 $         1,138,517
   Accounts payable, trade                                  13,184,295          10,329,507
   Accrued liabilities                                       4,693,559           4,455,005
                                                    ---------------------------------------

              TOTAL CURRENT LIABILITIES                     21,863,817          15,923,029
                                                    ---------------------------------------

LONG-TERM DEBT, less current maturities                     26,128,572          25,015,218
                                                    ---------------------------------------

DEFERRED COMPENSATION obligations                            1,781,491           1,416,002
                                                    ---------------------------------------

DEFERRED TAX LIABILITIES                                     1,674,000           1,107,000
                                                    ---------------------------------------

COMMITMENTS and Contingencies

Shareholders' EQUITY
   Preferred stock, no par value; authorized
      1,000,000 shares
   Common stock, no par value; authorized
      12,000,000 shares; issued 1998 5,843,966
      shares; 1997 5,895,766 shares                         22,117,481          21,896,822
   Retained earnings                                        54,189,302          46,829,437
                                                    ---------------------------------------
                                                            76,306,783          68,726,259
                                                    ---------------------------------------

                                                     $     127,754,663 $       112,187,508
                                                    =======================================




See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


-------------------------------------------------------------------------------------------------------------------

                                                               1998               1997                1996
-------------------------------------------------------------------------------------------------------------------

Net sales                                                $     453,518,573 $       410,566,851 $       403,510,956

Cost of goods sold                                             393,962,419         358,425,516         350,149,363
                                                        -----------------------------------------------------------

              GROSS PROFIT                                      59,556,154          52,141,335          53,361,593
                                                        -----------------------------------------------------------

Operating expenses:
   Warehouse and delivery                                       16,076,212          15,158,001          14,644,949
   Selling, general, and administrative                         26,796,204          22,144,623          19,909,274
                                                        -----------------------------------------------------------
                                                                42,872,416          37,302,624          34,554,223
                                                        -----------------------------------------------------------

              OPERATING INCOME                                  16,683,738          14,838,711          18,807,370

Interest expense, net                                            1,171,967           1,148,955           1,078,206
                                                        -----------------------------------------------------------

              INCOME BEFORE INCOME TAXES (CREDITS)              15,511,771          13,689,756          17,729,164

Federal and state income taxes                                   6,204,700           5,395,800           6,929,000
                                                        -----------------------------------------------------------

              NET INCOME                                 $       9,307,071 $         8,293,956 $        10,800,164
                                                        ===========================================================

Basic earnings per common share                          $            1.58                1.40 $              1.81
                                                        ===========================================================

Dilutive earnings per common share                      $             1.57 $              1.39 $              1.80
                                                        ===========================================================




See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


------------------------------------------------------------------------------------------------------------------------------------

                                                                          Preferred        Common          Retained
                                                                            Stock          Stock           Earnings          Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                            $              $    21,626,489 $    31,362,063   $  52,988,552
   Net income                                                                                             10,800,164      10,800,164
   Proceeds from the exercise of 84,800 stock options                                        545,474                         545,474
   Issuance of 30,000 shares of common stock for stock award plan                            393,750                         393,750
   Repurchase and retirement of 117,900 shares of common stock                             (427,219)     (1,052,257)     (1,479,476)
   Dividends on common stock ($.16 per share)                                                              (952,805)       (952,805)
                                                                      --------------------------------------------------------------
Balance, December 31, 1996                                                                22,138,494      40,157,165      62,295,659
   Net income                                                                                              8,293,956       8,293,956
   Proceeds from the exercise of 1,500 stock options                                          16,125                          16,125
   Repurchase and retirement of 69,500 shares of common stock                              (257,797)       (678,203)       (936,000)
   Dividends on common stock ($.16 per share)                                                              (943,481)       (943,481)
                                                                      --------------------------------------------------------------
Balance, December 31, 1997                                                                21,896,822      46,829,437      68,726,259
   Net income                                                                                              9,307,071       9,307,071
   Proceeds from the exercise of 7,500 stock options                                          80,625                          80,625
   Issuance of 30,000 shares of common stock for stock award plan                            472,500                         472,500
   Repurchase and retirement of 89,300 shares of common stock                              (332,466)     (1,003,262)     (1,335,728)
   Dividends on common stock ($.16 per share)                                                              (943,944)       (943,944)
                                                                      --------------------------------------------------------------
Balance, December 31, 1998                                            $              $    22,117,481 $    54,189,302   $  76,306,783
                                                                      ==============================================================

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


--------------------------------------------------------------------------------------------------------------------

                                                                    1998              1997              1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING Activities
   Net income                                                 $       9,307,071 $       8,293,956 $      10,800,164
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   7,580,928         5,780,713         4,506,768
      Deferred income taxes                                             567,000          (243,000)         (111,000)
      Other                                                             397,673          (254,927)          488,557
      Change in assets and liabilities:
        Decrease (increase) in:
           Trade receivables                                         (2,876,930)       (1,024,045)        5,218,684
           Inventories                                               (8,278,080)        6,279,132        (3,880,354)
           Prepaid expenses                                              39,523          (204,174)           (5,738)
        Increase (decrease) in:
           Accounts payable and accrued liabilities                   3,144,893           (49,892)          954,657
           Income taxes payable                                        (397,579)          577,920
                                                              ------------------------------------------------------
              NET CASH PROVIDED BY OPERATING
                  ACTIVITIES                                          9,484,499        19,155,683        17,971,738
                                                              ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              (8,242,644)      (12,095,357)       (9,811,116)
   Investment in marketable securities                                                  4,400,000        (4,400,000)
   Acquisition of businesses, net of cash                            (2,581,490)       (6,797,316)
   Other                                                               (295,880)           60,344          (264,539)
                                                              ------------------------------------------------------
              NET CASH (USED IN) INVESTING
                  ACTIVITIES                                        (11,120,014)      (14,432,329)      (14,475,655)
                                                              ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under long-term debt agreements                         5,214,483
   Principal payments on long-term debt                              (1,253,683)       (1,136,309)         (917,503)
   Proceeds from exercise of common stock options                        80,625            16,125           545,474
   Repurchase of common stock                                        (1,335,728)         (936,000)       (1,479,476)
   Cash dividends paid                                                 (943,944)         (943,481)         (952,805)
   Other                                                               (186,716)
                                                              ------------------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                                1,575,037        (2,999,665)       (2,804,310)
                                                              ------------------------------------------------------
              INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                      (60,478)        1,723,689           691,773

Cash and cash equivalents, beginning                                  3,765,171         2,041,482         1,349,709
                                                              ------------------------------------------------------

Cash and cash equivalents, ending                             $       3,704,693 $       3,765,171 $       2,041,482
                                                              ======================================================

See Notes to Financial Statements.


NOTE 1. NATURE OF BUSINESS, USE OF ESTIMATES, RISKS AND UNCERTAINTIES, AND SIGNIFICANT ACCOUNTING POLICIES

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

RISKS AND UNCERTAINTIES:

The Company purchases significant amounts of inventory which are commodities from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market con- ditions, both domestically and internationally. The Company's purchases of these items are based on supplier allocations.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly- owned subsidiaries, Harlan Machinery Company, Inc., Patrick Door, Inc., and its majority-owned sub- sidiary, Patrick Mouldings, L.L.C. ("the Company"). All significant intercompany accounts and transac- tions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Depreciation has been computed primarily by the straight- line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment, transportation equipment, and leasehold improvements.

GOODWILL:

Goodwill, the excess of cost over the fair value of net assets acquired, is amortized by the straight-line method over 15-year periods. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. In the event that an impairment is evident, the Company would record an expense for that impairment. Factors considered by management include current oper- ating results, anticipated future cash flows, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

REVENUE RECOGNITION:

The Company ships product based on specific orders from customers. Shipments are made by the Com- pany only after receiving authorization from the customer, and revenue is recognized upon delivery.

EARNINGS PER COMMON SHARE:

Following is information about the computation of the earnings per share data for the years ended Decem- ber 31, 1998, 1997, and 1996:


                                                                1998               1997              1996
                                                         --------------------------------------------------------
   Numerator for basic and diluted
      earnings per share, net income                     $        9,307,071 $        8,293,956 $      10,800,164
                                                         ========================================================

   Denominator:
      Weighted average shares, denominator
        for basic earnings per share                              5,902,615          5,921,058         5,967,489

      Effect of dilutive potential common
        shares, employee stock options                               24,395             29,120            20,023
                                                         --------------------------------------------------------

           Denominator for diluted
               earnings per share                                 5,927,010          5,950,178         5,987,512
                                                         ========================================================

   Basic earnings per share                              $             1.58 $             1.40 $            1.81
                                                         ========================================================

   Diluted earnings per share                            $             1.57 $             1.39 $            1.80
                                                         ========================================================


SEGMENT INFORMATION:

In 1998, the Company adopted Statement of Financial Accounting Standards (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 supersedes FASB No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FASB No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FASB No. 131 had no effect on the results of operations or financial position of the Company.


NOTE 2.    BALANCE SHEET DATA

TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 1998 and 1997 are stated net of an allowance for doubtful accounts of $125,000 in each year.

INVENTORIES:
                                                    1998            1997
                                              ----------------------------------

   Raw materials                              $      26,676,674 $    19,710,068
   Work in process                                    1,278,367       1,170,054
   Finished goods                                     3,103,860       5,089,861
   Materials purchased for resale                    12,439,731       8,632,171
                                              ----------------------------------
                                              $      43,498,632 $    34,602,154
                                              ==================================

PROPERTY AND EQUIPMENT:

   Land and improvements                      $       3,645,568 $     3,352,851
   Buildings and improvements                        24,711,921      23,083,890
   Machinery and equipment                           49,911,446      45,857,694
   Transportation equipment                           2,780,895       2,883,395
   Leasehold improvements                             3,478,016       2,874,513
                                              ----------------------------------
                                                     84,527,846      78,052,343
   Less accumulated depreciation                     34,055,143      29,830,987
                                              ----------------------------------
                                              $      50,472,703 $    48,221,356
                                              ==================================

INTANGIBLE AND OTHER ASSETS:

   Goodwill, at amortized cost                $       5,152,022 $     5,597,062
   Cash value of life insurance                       2,231,879       1,867,880
   Other                                              1,335,858         397,477
                                              ----------------------------------
                                              $       8,719,759 $     7,862,419
                                              ==================================

ACCRUED LIABILITIES:
                                                      1998            1997
                                              ---------------------------------

   Payroll and related expenses               $      2,127,462 $     1,937,149
   Property taxes                                      919,908         907,678
   Other                                             1,646,189       1,610,178
                                              ---------------------------------
                                              $      4,693,559 $     4,455,005
                                              =================================


NOTE 3.     PLEDGED ASSETS AND LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 is as follows:


                                                                                   1998              1997
                                                                            -------------------------------------

   Senior Notes, insurance company                                          $       18,000,000 $      18,000,000
   Indiana Development Finance Authority Bonds                                       2,400,000         2,700,000
   State of Oregon Economic Development Revenue Bonds                                4,400,000         4,800,000
   State of North Carolina Economic Development Revenue Bonds
      Bonds                                                                          5,000,000
   Other                                                                               314,535           653,735
                                                                            -------------------------------------
                                                                                    30,114,535        26,153,735
   Less current maturities                                                           3,985,963         1,138,517
                                                                            -------------------------------------
                                                                            $       26,128,572 $      25,015,218
                                                                            =====================================


The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The annual principal install- ments of $2,571,428 commence on September 15, 1999 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (4% at December 31, 1998). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (4.2% at December 31, 1998). The final install- ment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (3.2% at December 31, 1998) with the first principal payment due August 1, 1999. Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

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

Aggregate maturities of long-term debt for the years ending December 31, 2000 through 2003 and there- after are as follows: 2000 $3,671,428; 2001 $3,671,428;
2002 $3,671,428; 2003 $3,671,428; and there- after $11,442,860.

In addition, the Company is contingently liable for standby letters of credit of $9,375,000 to meet credit policies of certain suppliers.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 1998, 1997, and 1996 was approximately $1,640,000, $1,720,000, and $1,670,000 respectively.


NOTE 4.     EQUITY TRANSACTIONS

STOCK OPTIONS EXERCISED:

Common stock sold to key employees through the exercise of stock options resulted in a tax deduction for the Company equivalent to the taxable income recognized by the employee. For financial reporting purposes, the tax benefit resulting from this deduction, along with the proceeds from the exercise of the options, is accounted for as an increase to common stock.

SHAREHOLDER RIGHTS PLAN:

On February 29, 1996, the Company's Board of Directors adopted a shareholder rights agreement, granting certain new rights to holders of the Company's common stock. Under the agreement, one right was granted for each share of common stock held as of March 20, 1996, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation, and after paying the exercise price (currently $30), to purchase Patrick common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation's common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Patrick shareholders. The rights may be redeemed by the Company under certain circum-stances at the rate of $.01 per right. The rights will expire on March 20, 2006. The Company has author- ized 100,000 shares of preferred stock, Series A, no par value, in connection with this plan, none of which have been issued.

REPURCHASE OF COMMON STOCK:

The Company's Board of Directors from time to time has authorized the repurchase of shares of the Company's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide.


NOTE 5.     COMMITMENTS AND RELATED PARTY LEASES

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

The total minimum rental commitment at December 31, 1998 under the leases mentioned above is ap- proximately $8,319,000, which is due approximately $2,877,000 in 1999, $2,063,000 in 2000, $1,415,000 in 2001, $905,000 in 2002,
$475,000 in 2003, and $584,000 thereafter.

The total rent expense included in the statements of income for the years ended December 31, 1998, 1997, and 1996 is approximately $3,900,000, $3,400,000, and
$3,400,000 respectively, of which approximately $1,300,000 each year was paid to the chairman/major shareholder.


NOTE 6.     MAJOR CUSTOMERS

Net sales for the year ended December 31, 1998 included sales to two customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 12.1% and 11.3%.

Net sales for the year ended December 31, 1997 included sales to three customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 13.3%, 10.9%, and 10.0%.

Net sales for the year ended December 31, 1996 included sales to two customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 11.2% and 10.6%.

The balances due from these customers at December 31, 1998 and 1997 were not significant to the total trade receivables balance.

NOTE 7.     INCOME TAX MATTERS

Federal and state income taxes for the years ended December 31, 1998, 1997, and 1996, all of which are domestic, consist of the following:

                                  1998             1997              1996
                         ---------------------------------------------------
   Current:
      Federal            $     4,704,700 $       4,987,400 $      6,016,000
      State                      933,000           651,400        1,024,000
   Deferred                      567,000          (243,000)        (111,000)
                         ---------------------------------------------------
                         $     6,204,700 $       5,395,800 $      6,929,000
                         ===================================================

The provisions for income taxes for the years ended December 31, 1998, 1997, and 1996 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 35% to income before income taxes. A reconciliation of the differences is as follows:


                                            1998               1997              1996
                                     --------------------------------------------------------

   Rate applied to pretax income     $        5,430,000 $        4,791,400 $       6,197,000
   State taxes, net of federal
      tax benefit                               706,000            558,400           701,000
   Other                                         68,700             46,000            31,000
                                     --------------------------------------------------------
                                     $        6,204,700 $        5,395,800 $       6,929,000
                                     ========================================================


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

The composition of the deferred tax assets and liabilities at December 31, 1998 and 1997 is as follows:


                                                                                   1998              1997
                                                                            -------------------------------------
   Gross deferred tax liability,
      accelerated depreciation                                              $      (3,482,000) $     (2,762,000)
                                                                            -------------------------------------
   Gross deferred tax assets:
      Trade receivables allowance                                                       48,000            48,000
      Inventory capitalization                                                         323,000           285,000
      Accrued expenses                                                                 662,000           619,000
      Deferred compensation                                                            686,000           545,000
      Unvested stock awards                                                             54,000           120,000
      Other                                                                             35,000            38,000
                                                                            -------------------------------------
                                                                                     1,808,000         1,655,000
                                                                            -------------------------------------
        Net deferred tax liabilities                                        $      (1,674,000) $     (1,107,000)
                                                                            =====================================


NOTE 8.     SELF-INSURED PLANS

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The total annual aggregate liability was approximately $2,700,000 at December 31, 1998. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self insured for its workers' compensation liability. The Company is respon- sible for a per occurrence limit amount not to exceed approximately $1,400,000 in aggregate annually. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company has accrued an estimated liability for these benefits based upon claims incurred.


NOTE 9.     COMPENSATION PLANS

DEFERRED COMPENSATION OBLIGATIONS:

The Company has deferred compensation agreements with certain key employees. The agreements pro- vide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.

BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $2,200,000, $1,980,000, and $2,196,000 for the years ended December 31, 1998, 1997, and 1996 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substan- tially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, pro- vides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 1998, 1997, and 1996 were immaterial.

STOCK OPTION PLAN:

The Company has adopted a stock option plan with shares of common stock reserved for options to key employees. These options were included in computing diluted earnings per common share as shown on the consolidated statements of income.

Following is a summary of transactions of granted shares under option for the years ended December 31, 1998 and 1997:


                                                                 1998                           1997
                                                     -------------------------------------------------------------
                                                                      WEIGHTED                        Weighted
                                                                      AVERAGE                         Average
                                                                      EXERCISE                        Exercise
                                                        SHARES         PRICE            Shares         Price
                                                     -------------------------------------------------------------

   Outstanding, beginning of year                         96,000        $10.75            98,000        $10.75
      Canceled during the year                                -          10.75              (500)        10.75
      Exercised during the year                           (7,500)        10.75            (1,500)        10.75
                                                     -------------------------------------------------------------
   Outstanding, end of year                               88,500        $10.75            96,000        $10.75
                                                     =============================================================

   Eligible, end of year for exercise                     88,500        $10.75            68,750        $10.75
                                                     =============================================================


A further summary about fixed options outstanding at December 31, 1998 is as follows:


                                                Options Outstanding                     Options Exercisable
                                   -------------------------------------------------------------------------------
                                                     Weighted
                                                      Average        Weighted                        Weighted
                                                     Remaining        Average                         Average
                                       Number       Contractual      Exercise         Number         Exercise
                                    Outstanding        Life            Price        Exercisable        Price
                                   -------------------------------------------------------------------------------

   Exercise price of $10.75             88,500           1.25          $10.75           88,500         $10.75
                                   ===============================================================================

As permitted under generally accepted accounting principles, the Company's present accounting with respect to the recognition and measurement of stock-based employee compensation costs, primarily related to the Company's stock option plan, is in accordance with APB Opinion No. 25, which generally requires that compensation costs be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock at the date of grant. FASB Statement No. 123 prescribes a fair-value based method of measurement that results in the disclosure of computed compensation costs for essentially all awards of stock-based compensation to employees. This requirement is to be applied prospectively to any options granted after the effective date of the standard. No options were granted after that date and, therefore, there are no pro forma net income effects reported.

STOCK AWARD PLAN:

The Company has adopted a stock award plan for the five existing non-employee directors. Grants awarded during May 1998 of 30,000 shares are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period.

NOTE 10.    BUSINESS COMBINATION

In August 1997, the Company purchased substantially all of the assets of United Shade, Inc., a manufac- turer of window shades and blinds. The total acquisition cost was $5,810,400. The excess of the total acquisition cost over the fair value of the net assets acquired of $2,760,000 is being amortized over fifteen years by the straight-line method. The acquisition has been accounted for as a purchase and results of operations of United Shade, Inc. since the date of acquisition are included in the consolidated financial statements.

In April 1998, the Company acquired for cash all of the assets and liabilities of Woodtek, L.L.C., a manufacturer of wood products. The total acquisition cost was $2,581,490. The acquisition has been accounted for as a purchase and the results of operations of Woodtek, L.L.C. since the date of acquisition are included in the consolidated financial statements.

Summarized pro forma financial information for the years ended December 31, 1998 and 1997 as though the two acquisitions had occurred as of January 1, 1997 is as follows:

                                         1998              1997
                                  -------------------------------------

   Net sales                      $      456,281,052 $     423,513,123
   Net income                              9,340,957         8,461,784
   Earnings per share                           1.58              1.43


NOTE 11.    CASH FLOWS INFORMATION

Supplemental information relative to the statements of cash flows for the years ended December 31, 1998, 1997, and 1996 is as follows:


                                                                1998               1997              1996
                                                         --------------------------------------------------------
   Supplemental disclosures of cash flows information:
      Cash payments for:
        Interest                                         $        1,621,879 $        1,720,934 $       1,583,112
                                                         ========================================================

        Income taxes                                     $        6,359,279 $        5,360,319 $       7,379,844
                                                         ========================================================

   Supplemental schedule of noncash
      investing and financing activities:
      Equipment contracts incurred
        for use of equipment                             $                  $                  $       1,307,547
                                                         ========================================================

      Business acquisitions:
        Cash purchase price                              $        2,581,490 $        6,797,316 $
                                                         ========================================================

        Working capital acquired                         $        1,081,490 $        2,455,644 $
        Fair value of long-lived assets acquired                  1,500,000          4,341,672
                                                         --------------------------------------------------------
                                                         $        2,581,490 $        6,797,316 $
                                                         ========================================================


The changes in assets and liabilities in arriving at net cash provided by operating activities are net of amounts related to acquisitions.


NOTE 12.    UNAUDITED INTERIM FINANCIAL INFORMATION

Presented below is certain selected unaudited quarterly financial information for the years ended Decem- ber 31, 1998 and 1997 (dollars in thousands, except per share data):


                                                          Quarter Ended
                                  --------------------------------------------------------------------
                                     March 31,         June 30,      September 30,     December 31,
                                                                 1998
                                  --------------------------------------------------------------------

   Net sales                      $        104,987 $        117,731 $        119,070 $        111,730
   Gross profit                             13,253           15,463           15,894           14,946
   Net income                                1,811            2,497            2,724            2,275
   Earnings per common share                  0.31             0.42             0.46             0.39
   Weighted average common
      shares outstanding                 5,896,472        5,915,206        5,925,865        5,872,923

                                                                 1997
                                  --------------------------------------------------------------------

   Net sales                      $         96,936 $        106,600 $        105,126 $        101,905
   Gross profit                             11,957           13,328           13,379           13,477
   Net income                                2,086            2,242            2,074            1,892
   Earnings per common share                  0.35             0.38             0.35             0.32
   Weighted average common
      shares outstanding                 5,964,594        5,929,140        5,895,766        5,895,766


NOTE 13.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and production/ distribution process. The Company's reportable segments are as follows:

   Laminating -- Utilizes various materials including gypsum, particleboard, plywood, and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper foil, and high pressure laminate. These laminated products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

   Distribution -- Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard, and vinyl siding, roofing products, passage doors, building hardware, insulation, and other products.

   Wood -- Uses raw lumber including solid oak as well as other hardwood materials or laminated particleboard or plywood to produce cabinet door product lines.

   Other -- Includes aluminum extruding, painting and distributing divisions, an
   adhesive  division,  a  pleated  shade  division,  a  plastic   thermoforming
   division, and a machine manufacturing division.

The accounting policies of the segments are the same as those described in "Significant Accounting Poli- cies," except as described below. Segment data includes intersegment revenues, as well as a charge allo- cating a majority of the corporate costs to each of its operating segments. Assets are identified with the segments with the exception of cash, trade receivables, and land and buildings, which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, earnings before interest and taxes (EBIT), and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 1998, 1997, and 1996. Segment information for earlier years has been presented to conform with the requirements of FASB No. 131 (dollars in thousands).



                               Laminating      Distribution         Wood            Other             Total
                            --------------------------------------------------------------------------------------
                                                                    1998
                            --------------------------------------------------------------------------------------

   Sales                    $        190,204 $        171,700 $         45,019 $         45,717 $         452,640
   Sales, intersegment                 8,244                             5,834           22,924            37,002
                            --------------------------------------------------------------------------------------
      Total sales                    198,448          171,700           50,853           68,641           489,642

   Cost of goods sold                174,673          156,303           49,061           57,020           437,057

   EBIT                                8,289            3,480          (3,019)            4,590            13,340

   Identifiable assets                32,181           14,480           10,965           11,960            69,586

   Depreciation                        1,982              367            1,349            1,254             4,952




                               Laminating      Distribution         Wood            Other             Total
                            --------------------------------------------------------------------------------------
                                                                    1997
                            --------------------------------------------------------------------------------------

   Sales                    $        193,399 $        144,870 $         34,936 $         36,512 $         409,717
   Sales, intersegment                 7,804               11            1,630           18,348            27,793
                            --------------------------------------------------------------------------------------
      Total sales                    201,203          144,881           36,566           54,860           437,510

   Cost of goods sold                179,297          131,185           34,831           47,125           392,438

   EBIT                                7,582            3,700          (2,250)            2,299            11,331

   Identifiable assets                28,044           10,390            9,774           12,408            60,616

   Depreciation                        1,560              272            1,071              917             3,820

                                                                    1996
                            --------------------------------------------------------------------------------------

   Sales                    $        176,655 $        157,528 $         37,914 $         30,411 $         402,508
   Sales, intersegment                 8,208                3            1,528           18,965            28,704
                            --------------------------------------------------------------------------------------
      Total sales                    184,863          157,531           39,442           49,376           431,212

   Cost of goods sold                165,728          142,401           33,853           41,626           383,608

   EBIT                                6,226            5,842            1,609            2,722            16,399

   Identifiable assets                29,703           11,637            9,430            8,977            59,747

   Depreciation                        1,240              257              918              932             3,347


A reconciliation of total segment sales, cost of goods sold, and EBIT to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 1998, 1997, and 1996 is as follows (dollars in thousands):


                                                                1998               1997              1996
                                                         --------------------------------------------------------
   Sales:
      Total sales for reportable segments                $          489,642 $          437,510 $         431,212
      Elimination of intersegment revenue                          (36,123)           (26,943)          (27,701)
                                                         --------------------------------------------------------
        Consolidated sales                               $          453,519 $          410,567 $         403,511
                                                         ========================================================




                                                                1998               1997              1996
                                                         --------------------------------------------------------
   Cost of goods sold:
      Total cost of goods sold for reportable
        segments                                         $          437,057 $          392,438 $         383,608
      Elimination of intersegment cost of goods
           sold                                                    (36,123)           (26,943)          (27,701)
      Consolidation reclassifications                               (2,858)            (2,795)           (2,937)
      Corporate incentive agreements                                (3,740)            (3,484)           (2,246)
      Other                                                           (373)              (790)             (575)
                                                         --------------------------------------------------------
           Consolidated cost of goods sold               $          393,963 $          358,426 $         350,149
                                                         ========================================================

   Earnings before interest and taxes (EBIT):
      EBIT for reportable segments                       $           13,340 $           11,331 $          16,399
      Corporate incentive agreements                                  3,740              3,484             2,246
      Consolidation reclassifications                                 (173)              (142)               145
      Other                                                           (223)                166                17
                                                         --------------------------------------------------------
           Consolidated EBIT                             $           16,684 $           14,839 $          18,807
                                                         ========================================================

   Consolidated assets:
      Identifiable assets for reportable segments        $R          69,586 $%          60,616 $          59,747
      Corporate property and equipment                               24,541             22,268            19,355
      Current assets not allocated to segments                       25,063             21,502            22,044
      Intangible and other assets not allocated
        to segments                                                   8,720              7,862             5,460
      Consolidation eliminations                                      (155)               (60)
                                                         --------------------------------------------------------
           Consolidated assets                           $          127,755 $          112,188 $         106,606
                                                         ========================================================

   Depreciation and amortization:
      Depreciation for reportable segments               $            4,952 $            3,820 $           3,347
      Corporate depreciation and amortization                         2,629              1,961             1,160
                                                         --------------------------------------------------------
           Consolidated depreciation                     $            7,581 $            5,781 $           4,507
                                                         ========================================================


                      INDEPENDENT AUDITOR'S REPORT ON THE
                       SUPPLEMENTAL SCHEDULE AND CONSENT


To the Board of Directors
Patrick Industries, Inc.
Elkhart, Indiana


Our audits of the consolidated financial statements of Patrick Industries, Inc. and Subsidiaries included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 1998. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated January 29, 1999, with respect to the consolidated financial statements and schedule of Patrick Industries, Inc. and Subsidiaires included in this Annual Report on Form 10-K for the year ended December 31, 1998.




                                        McGLADREY & PULLEN, LLP



Elkhart, Indiana
March 30, 1999

Patrick Industries, Inc.
And Subsidiaries


Schedule II


Valuation And Qualifying Accounts And Reserves
December 31, 1996, 1997, and 1998
-------------------------------------------------------------------------------------------------------------------


                                           Balance At                            Deductions         Balance At
                                           Beginning          Charged To            From              Close
                                           Of Period          Operations          Reserves          Of Period
-------------------------------------------------------------------------------------------------------------------
Allowance  for  doubtful  accounts - deducted  from  trade  receivables,  in the balance sheets:
   1996                                $          100,000 $           42,307 $           62,307 $           80,000
                                       ============================================================================

   1997                                $           80,000 $          168,514 $          123,515 $          125,000
                                       ============================================================================

   1998                                $          125,000 $          235,000 $          235,000 $          125,000
                                       ============================================================================



                                INDEX TO EXHIBITS

Exhibit Number                           Exhibits

         3(a) -Amended Articles of Incorporation of the Registrant as further amended (filed as Exhibit 3(a) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

         3(b) -By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

         3(c) - Preferred Share Purchase Rights Agreement (filed April 3, 1996 on Form 8-A and incorporated herein by reference)
                  .........

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

         10(d) -First Amendment to Credit Agreement, dated as of October 27, 1994 among the Registrant, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Registrant=s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

         10(e) -Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as
                  Exhibit 10(b) to the Registrant=s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

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

         10(l) -Commercial Lease and dated as of October 1, 1994 between Mervin D. Lung, as lessor, and the Registrant, as lessee (filed as Exhibit 10(k) to the Registrant=s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

         10(m) -Commercial Lease dated September 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(l) to the Registrant=s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

         10(n) -Commercial Lease dated November 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Registrant, as lessee (filed as Exhibit 10(m) to the Registrant=s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

         12**     -Computation of Operating Ratios ...........

         23       -Consent of  accountants  (included in  Independent  auditor's report on supplemental schedule & consent on page F-15) .....

         27**     -Financial Data Schedule ...........

 *Management contract or compensatory plan or arrangement
**Filed herewith