Form 10-Q
period 1999-03-31
PATRICK INDUSTRIES INC
filed 1999-05-14
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999                   Commission File Number 0-3922


                            PATRICK INDUSTRIES, INC.
               (Exact name of company as specified in its charter)


          INDIANA                                           35-1057796
(State or other jurisdiction of                         (I.R.S.  Employer
 incorporated or organization)                         Identification No.)



1800 South 14th Street, Elkhart, IN                     46516
(Address of principal executive offices)              (ZIP Code)




Company's telephone number, including area code     (219) 294-7511


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

Shares of Common Stock Outstanding as of May 7, 1999:  5,675,566

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 1999 & December 31, 1998                                      3

  Unaudited Condensed Statements of Income
    Three Months Ended March 31, 1999 & 1998,                               4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 1999 & 1998                                5

  Notes to Unaudited Condensed Financial Statements                         6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     7

PART II:  Other Information                                                13

  Signatures                                                               14

PART I:  FINANCIAL INFORMATION

                            PATRICK INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                          (Unaudited)                        (Note)
                                                                            MARCH 31                      DECEMBER 31
                                                                              1999                            1998
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $    1,190,929                  $    3,704,693
  Trade receivables                                                         30,610,651                      20,767,406
  Inventories                                                               42,208,628                      43,498,632
  Prepaid expenses                                                             572,505                         591,470
                                                                        --------------                  --------------
         Total current assets                                               74,582,713                      68,562,201
                                                                        --------------                  --------------

PROPERTY AND EQUIPMENT, at cost                                             85,334,746                      84,527,846
  Less accumulated depreciation                                             35,406,127                      34,055,143
                                                                        --------------                  --------------
                                                                            49,928,619                      50,472,703
                                                                        --------------                  --------------

INTANGIBLE AND OTHER ASSETS                                                  8,523,075                       8,719,759
                                                                        --------------                  --------------

         Total assets                                                   $  133,034,407                  $  127,754,663
                                                                        ==============                  ==============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                  $    3,828,262                  $    3,985,963
  Accounts payable, trade                                                   18,288,286                      13,184,295
  Accrued liabilities                                                        5,393,337                       4,693,559
                                                                        --------------                  --------------
         Total current liabilities                                          27,509,885                      21,863,817
                                                                        --------------                  --------------

LONG-TERM DEBT, less current maturities                                     26,128,572                      26,128,572
                                                                        --------------                  --------------

DEFERRED COMPENSATION OBLIGATIONS                                            1,819,264                       1,781,491
                                                                        --------------                  --------------

DEFERRED TAX LIABILITIES                                                     1,674,000                       1,674,000
                                                                        --------------                  --------------

SHAREHOLDERS' EQUITY
  Common stock                                                              21,560,305                      22,117,481
  Retained earnings                                                         54,342,381                      54,189,302
                                                                        --------------                  --------------
         Total shareholders' equity                                         75,902,686                      76,306,783
                                                                        --------------                  --------------

           Total liabilities and shareholders' equity                   $  133,034,407                  $  127,754,663
                                                                        ==============                  ==============

NOTE:    The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                         THREE MONTHS ENDED
                                                             MARCH 31

                                                         1999          1998

NET SALES                                            $107,352,034   $104,987,172
                                                     ------------   ------------

COST AND EXPENSES
  Cost of goods sold                                   93,368,182     91,733,783
  Warehouse and delivery expenses                       3,832,100      3,717,248
  Selling, general, and administrative expenses         6,131,461      6,263,513
  Interest expense, net                                   366,335        253,970
                                                     ------------   ------------
                                                      103,698,078    101,968,514
                                                     ------------   ------------



INCOME BEFORE INCOME TAXES                              3,653,956      3,018,658

INCOME TAXES                                            1,443,300      1,207,500
                                                     ------------   ------------

NET INCOME                                           $  2,210,656   $  1,811,158
                                                     ============   ============


BASIC AND DILUTED EARNINGS PER COMMON SHARE          $        .38   $        .31
                                                     ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              5,786,480      5,896,472


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                              1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  2,210,656    $  1,811,158
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           2,061,724       1,729,556
    Gain on sale of fixed assets                             (642,876)        (11,895)
    Other                                                      37,773          93,000

Change in assets and liabilities:
    Decrease (Increase) in:
          Trade receivables                                (9,843,245)    (11,704,480)
          Inventories                                       1,290,004         804,260
          Prepaid expenses                                     18,965         276,619
    Increase (Decrease) in:
          Accounts payable and accrued liabilities          4,042,704       7,979,872
          Income taxes payable                              1,518,088         990,873
                                                         ------------    ------------
             Net cash provided by operating activities        693,793       1,968,963
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (1,472,764)     (2,347,387)
   Proceeds from sale of fixed assets                         852,676          32,015
   Other                                                      (21,000)        (21,000)
                                                         ------------    ------------
             Net cash (Used in) investing activities         (641,088)     (2,336,372)
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reacquisition of common stock                            (2,142,830)          - - -
  Proceeds from exercise of common stock options                5,375          21,500
  Principal payments on long-term debt                       (157,701)       (109,763)
  Cash dividends paid                                        (234,321)       (236,238)
  Other                                                       (36,992)          - - -
                                                         ------------    ------------
             Net cash (Used In) financing activities       (2,566,469)       (324,501)
                                                         ------------    ------------

             Decrease in cash and cash equivalents         (2,513,764)       (691,910)

Cash and cash equivalents, beginning                        3,704,693       3,765,171
                                                         ------------    ------------

Cash and cash equivalents, ending                        $  1,190,929    $  3,073,261
                                                         ============    ============

Cash Payments for:
  Interest                                               $    111,140    $     78,822
  Income taxes                                                  7,711         291,627

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Company's December 31, 1998 audited financial statements. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 1999 and December 31, 1998 consist of the following classes:

                                                   March 31      December 31
                                                     1999           1998

                    Raw materials                 $25,636,497   $26,676,674
                    Work in process                 1,338,539     1,278,367
                    Finished                        3,802,725     3,103,860
                                                  -----------   -----------

                       Total manufactured goods    30,777,761    31,058,901

                    Distribution products          11,430,867    12,439,731
                                                  -----------   -----------

                       TOTAL INVENTORIES          $42,208,628   $43,498,632
                                                  ===========   ===========

         The inventories are stated at the lower of cost, First-In, First-Out
         (FIFO) method, or market.

4. Stock options outstanding are immaterial and had no effect on earnings per share.

         Earnings per common share for the three months ended March 31, 1999 and 1998 have been computed based on the weighted average common shares outstanding of 5,786,480, and 5,896,472 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $453 million in seven years. The sales in 1998 were 10.5% ahead of the 1997 record year. The increase in sales resulted from the continued strength of both the economy and the manufactured housing and recreational vehicle industries, as well as strategic business acquisitions made during late 1997 and fiscal 1998.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                Quarterly Ended
                                                    March 31,
                                                 1999    1998

         Net sales                              100.0%   100.0%
         Cost of sales                           87.0     87.4
         Gross profit                            13.0     12.6
         Warehouse and delivery                   3.6      3.5
         Selling, general & administrative        5.7      6.0
         Operating income                         3.7      3.1
         Net income                               2.1      1.7


RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

         Net Sales. Net sales increased by $2.4 million, or 2.3%, from $105.0 million in the quarter ended March 31, 1998 to $107.4 million in the quarter ended March 31, 1999. This sales increase was attributable to higher unit production in the manufactured housing and recreational vehicle industries. The Company's sales are 60% to manufactured housing, 20% to recreational vehicles, and 20% to other industrial industries.

         Gross Profit. Gross profit increased by approximately $0.7 million, or 5.5%, from $13.3 million in the first quarter of 1998, to $14.0 million in the same quarter of 1999. As a percentage of net sales, gross profit increased from 12.6% in the first quarter of 1998 to 13.0% in 1999. The increase in gross profit was due to certain operations showing improvement over the same 1998 quarter, while highly competitive market pricing of many of the Company's products continued in the first quarter of 1999.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.1 million, or 3.0%, from $3.7 million in 1998 to $3.8 million in the 1999 first quarter. As a percentage of net sales, warehouse and delivery expenses increased from 3.5% in the first quarter of 1998 to 3.6% in 1999.

         Selling, General, and Administrative Expenses. To make the year to year comparison similar, a $0.6 million gain has been removed from the selling, general, and administrative expenses discussion. Selling, general, and administrative expenses increased by approximately $0.5 million, or 8.1%, from $6.3 million in 1998, to $6.8 million in 1999. As a percentage of net sales, selling, general, and administrative expenses increased from 6.0% in 1998 to 6.3% in 1999. Expense increases were partially attributable to the Management Information System implementation expenses and additional personnel required as a result of the growth the Company has experienced over the last several years.

         Operating Income. Operating income increased by approximately $0.7 million because of the gain on the sale of real estate and increased gross profits. As a percentage of net sales, operating income increased from 3.1% in1998 to 3.7% in the 1999 first quarter.

         Interest Expense. Interest expense, net of interest income, increased by approximately $0.1 million in 1999 from $254,000 in 1998 to $366,000 in 1999. The Company's borrowing level increased because of a new industrial revenue bond issued in the third quarter of 1998 and the Company had less invested funds in 1999.

         Net Income. Net income increased by approximately $0.4 million from $1.8 million in the 1998 first quarter to $2.2 million in 1999. This increase is primarily attributable to the factors described above.


Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

         Net Sales. Net sales increased by $8.1 million, or 8.3%, from $96.9 million in the quarter ended March 31, 1997 to $105.0 million in the quarter ended March 31, 1998. This sales increase was attributable to higher unit production in the manufactured housing and recreational vehicle industries, and increased penetration in the other industries served by Company. The Company's sales are 62% to manufactured housing, 18% to recreational vehicles, and 20% to other industrial industries.

         Gross Profit. Gross Profit increased by approximately $1.3 million, or 10.9%, from $12.0 million in the first quarter of 1997, to $13.3 million in the same 1998 quarter. As a percentage of net sales, gross profit increased from 12.3% in the first quarter of 1997 to 12.6% in 1998. The increase in gross profit was due to certain manufacturing operations showing improvement over the same 1997 quarter, while highly competitive market pricing of many of the Company's products continued in the first quarter of 1998.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.3 million, or 9.5%, from $3.4 million in 1997 to $3.7 million in the 1998 first quarter. As a percentage of net sales, warehouse and delivery expenses remained the same at 3.5%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.4 million, or 29.1%, from $4.9 million in 1997, to $6.3 million in 1998. As a percentage of net sales, selling, general, and administrative expenses increased from 5.0% in 1997 to 6.0% in 1998. Expense increases were partially attributable to new Management Information System expenses and additional personnel required due to the growth the Company has experienced over the last several years, and for management transition plans.

         Operating Income. Operating income decreased by approximately $0.4 million because of the increased selling, general and administrative expenses. As a percentage of net sales, operating income decreased from 3.8% in 1997 to 3.1% in the 1998 first quarter.

         Interest Expense, Net. Interest expense, net of interest income, decreased by approximately $34,000 in 1998 from $288,000 in 1997 to $254,000 in 1998. The Company's borrowing level was slightly lower in the 1998 first quarter and more funds were invested than in 1997.

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

         The table below presents unaudited information about the revenue and operating income of those segments:

                                        THREE MONTHS ENDED MARCH 31, 1999
                                                                                    SEGMENT
                      LAMINATING    DISTRIBUTION      WOOD           OTHER           TOTAL

Net outside sales    $ 45,102,806   $ 41,205,691   $ 10,686,970    $ 10,182,261   $107,177,728
Intersegment sales      1,617,431          - - -        217,161       5,193,930      7,028,522
                     -------------------------------------------------------------------------
   Total sales       $ 46,720,237   $ 41,205,691   $ 10,904,131    $ 15,376,191   $114,206,250*
                     ------------------------------------------------------------------------

EBIT**               $  2,374,504   $  1,082,092   $   (771,625)   $    602,023   $  3,286,994

                                        THREE MONTHS ENDED MARCH 31, 1998

Net outside sales    $ 48,556,457   $ 34,805,323   $  8,942,171    $ 12,368,159   $104,672,110
Intersegment sales      2,376,131          - - -      1,403,756       5,502,855      9,282,742
                     ------------------------------------------------------------------------
   Total sales       $ 50,932,588   $ 34,805,323   $ 10,345,927    $ 17,871,014   $113,954,852*
                     ------------------------------------------------------------------------

EBIT**               $  2,030,891   $    585,349   $   (808,102)   $  1,232,476   $  3,040,614

Reconciliation of segment operating income to consolidated operating income

                                      1999           1998
                                      ----           ----

EBIT** for segments               $ 3,286,994    $ 3,040,614
Consolidation reclassifications      (188,797)       (92,532)
Gain on sale of real estate           638,672          - - -
Other                                 283,422        324,546
                                  -----------    -----------

   Consolidated EBIT**            $ 4,020,291    $ 3,272,628
                                  ===========    ===========

There has been no material change in assets in the above segments.

* Does not agree to Financial Statements due to consolidation eliminations.
**Earnings before interest and taxes

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998


Laminating Segment Discussion

         Net Sales in the 1999 period were lower in this segment by 8.3%. One operation was closed in June of 1998 that represented approximately $3.2 million less sales in the March 31, 1999 quarter, and another operation was started in March of 1998 that contributed approximately $1.0 million of additional sales to the 1999 period. The Company also chose not to meet some competitive market pricing situations with certain existing business.

         Operating income in the laminating segment increased 16.9% in the 1999 period and as a percentage of sales, the increase was from 4.0% to 5.1%. The Company reduced material costs in most operations by increasing selling prices when raw product costs increased and by reducing the sales of lower margin business.

Distribution Segment Discussion

         Net sales in the 1999 quarter increased by 18.4% in the distribution segment primarily because of the growth in the manufactured housing and recreational vehicle industries, which this segment serves.

         The operating income from this segment increased by 84.9%. Gross profit margins increased and distribution expenses, selling, general and administrative expenses all decreased as percentages of sales in the 1999 period. These factors and the increased sales provided this positive income change.

Wood Segment Discussion

         Net sales in the wood segment increased by 5.4% in the 1999 first quarter.

         The overall operating results also showed no significant change in the 1999 period, with losses showing a slight reduction as percentages of sale from 7.8% in the 1998 first quarter to 7.1% in the current year. Several operations in this segment had operating income improvement in the 1999 period, while one operation had operating income gains offset by the relocation and consolidation of one of its facilities.

Other Segment Discussion

         Net sales in this segment were lower in 1999 by 14% from the first quarter of 1998 primarily because the Company's aluminum extrusion division had to shut down one press for major repairs.

         The operating income in this segment was lower by 51.2%. The reduced sales in the extrusion operation and inventory cost increases in another division accounted for most of the income reduction.



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

         The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The fluctuations in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles.


SEASONALITY

         Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.


YEAR 2000 ISSUE

         The Company began a new management information system implementation project in the first quarter of 1996, which when fully implemented, will result in the Company's information systems being Year 2000 compliant. The project was started because of the need to upgrade all hardware and software to meet capacity and information needs at present and for the future. The Year 2000 issue for internal information systems would be resolved since the new hardware and software should be compliant when implemented.

         The Company at present has successfully implemented this Year 2000 compliant system in accounting, finance, general ledger, and distribution operations. Implementation has also been completed at two of six wood product operations, nine of ten laminating operations, and the shade and thermoforming operations. The remaining laminating operation is scheduled to be completed in the second quarter of 1999. The remaining cabinet door and two other operations are scheduled to be implemented during the year with anticipated completion in November.

         In the event that the scheduled implementations get delayed, contingency plans allow basic conversion of existing software to the new system so it would be Year 2000 compliant prior to the year 2000.

         The Company has developed a Year 2000 plan to address risk assessment in areas other than information technology. The Plan Committee is examining all automated plant systems and external parties with whom the Company interacts. This assessment is scheduled to be completed by mid-year in 1999. The Company's contingency plans for external party compliance are to replace any telecommunications and other equipment that cannot be made compliant. A risk assessment of customers, vendors, and service providers is underway and will be on-going. At present the assessment shows that the companies responding are either compliant or will be compliant prior to January 1, 2000.

         The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software systems has been $2.87 million in 1996, $1.93 million in 1997, $1.42 million in 1998, and $0.12 million in the first quarter of 1999. Approximately $0.8 million will be expended during the balance of 1999 to complete the project. The costs of assessment of external party compliance is minimal and costs of replacement of telecommunications and other equipment has been and will be part of normal scheduled upgrades.

INFLATION

         The Company does not believe that inflation had a material effect on results of operations for the periods presented.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  10(o) -Loan Agreement dated as of August 1, 1998 between the
                        Company and the Stanly County Industrial Facilities and pollution control financing authority, filed herewith.

                  10(p) -Commercial lease dated August 1, 1998 between Mervin D.
                        Lung Building Company, as lessor, and the Company, as lessee, filed herewith.

                  27    Financial Data Schedule

            (b) There were no Reports filed on Form 8-K

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PATRICK INDUSTRIES, INC.
                                           (Company)





Date               May 11, 1999            /S/Mervin D. Lung
                                           Mervin D. Lung
                                           (Chairman of the Board)





Date               May 11, 1999            /S/David D. Lung
                                           David D. Lung
                                           (President)






Date               May 11, 1999            /S/Keith V. Kankel
                                           Keith V. Kankel
                                           (Vice President Finance)
                                           (Principal Accounting Officer)