Form 10-Q
period 1999-06-30
PATRICK INDUSTRIES INC
filed 1999-08-16
CIK 76605

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999                    Commission File Number 0-3922



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

Shares of Common Stock Outstanding as of July 31, 1999:  5,695,566

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    June 30, 1999 & December 31, 1998                                        3

  Unaudited Condensed Statements of Income
    Three Months Ended June 30, 1999 & 1998, and
    Six Months Ended June 30, 1999 & 1998                                    4

  Unaudited Condensed Statements of Cash Flows
    Six Months Ended June 30, 1999 & 1998                                    5

  Notes to Unaudited Condensed Financial Statements                          6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      7

PART II:  Other Information                                                 14

  Signatures                                                                15

PART I:  FINANCIAL INFORMATION


                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                      (Unaudited)       (Note)
                                                        JUNE 30      DECEMBER 31
                                                          1999           1998
    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $    942,120   $  3,704,693
  Trade receivables                                    34,040,100     20,767,406
  Inventories                                          48,216,568     43,498,632
  Prepaid expenses                                        729,596        591,470
                                                     ------------   ------------
    Total current assets                               83,928,384     68,562,201
                                                     ------------   ------------

PROPERTY AND EQUIPMENT, at cost                        87,594,200     84,527,846
  Less accumulated depreciation                        37,186,569     34,055,143
                                                     ------------   ------------
                                                       50,407,631     50,472,703
                                                     ------------   ------------

INTANGIBLE AND OTHER ASSETS                             8,489,515      8,719,759
                                                     ------------   ------------

    Total assets                                     $142,825,530   $127,754,663
                                                     ============   ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt               $  3,677,392   $  3,985,963
  Accounts payable, trade                              24,418,951     13,184,295
  Accrued liabilities                                   6,657,917      4,693,559
                                                     ------------   ------------
    Total current liabilities                          34,754,260     21,863,817
                                                     ------------   ------------

LONG-TERM DEBT, less current maturities                26,128,572     26,128,572
                                                     ------------   ------------

DEFERRED COMPENSATION OBLIGATIONS                       1,851,958      1,781,491
                                                     ------------   ------------

DEFERRED TAX LIABILITIES                                1,674,000      1,674,000
                                                     ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock                                         21,749,280     22,117,481
  Retained earnings                                    56,667,460     54,189,302
                                                     ------------   ------------
    Total shareholders' equity                         78,416,740     76,306,783
                                                     ------------   ------------

      Total liabilities and shareholders' equity     $142,825,530   $127,754,663
                                                     ============   ============

NOTE: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.


                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30                       JUNE 30

                                                              1999            1998          1999           1998

NET SALES                                                 $123,029,266   $117,731,176   $230,381,300   $222,718,348
                                                          ------------   ------------   ------------   ------------

COST AND EXPENSES
  Cost of goods sold                                       106,755,446    102,268,713    200,123,628    194,002,496
  Warehouse and delivery expenses                            4,373,676      4,059,689      8,205,776      7,776,937
  Selling, general, and administrative expenses              7,183,881      6,976,003     13,315,342     13,239,516
  Interest expense, net                                        322,800        264,905        689,135        518,875
                                                          ------------   ------------   ------------   ------------
                                                           118,635,803    113,569,310    222,333,881    215,537,824
                                                          ------------   ------------   ------------   ------------


INCOME BEFORE INCOME TAXES                                   4,393,463      4,161,866      8,047,419      7,180,524

INCOME TAXES                                                 1,734,600      1,664,700      3,177,900      2,872,200
                                                          ------------   ------------   ------------   ------------

NET INCOME                                                $  2,658,863   $  2,497,166   $  4,869,519   $  4,308,324
                                                          ============   ============   ============   ============


BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                                        $        .47   $        .42   $        .85   $        .73
                                                          ============   ============   ============   ============


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                         5,685,715      5,915,206      5,735,819      5,905,890


See accompanying notes to Unaudited Condensed Financial Statements.




                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                           1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $  4,869,519    $  4,308,324
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                       4,252,966       3,568,864
     (Gain) Loss on sale of fixed assets                                  (641,096)         18,183
     Other                                                                  70,467         186,000

  Change in assets and liabilities:
     Decrease (Increase) in:
           Trade receivables                                           (13,272,694)    (13,978,204)
           Inventories                                                  (4,717,936)     (3,712,782)
           Prepaid expenses                                               (138,126)        271,408
       Increase in:
           Accounts payable and accrued liabilities                     11,619,587      12,979,587
           Income taxes payable                                          1,586,360         494,919
                                                                      ------------    ------------
               Net cash provided by operating activities                 3,629,047       4,136,299
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (3,881,608)     (4,174,394)
  Proceeds from sale of fixed assets                                       861,976          57,270
  Acquisition of business                                                    - - -      (2,581,490)
  Other                                                                    (42,000)        (42,000)
                                                                      ------------    ------------
               Net cash (used in) investing activities                  (3,061,632)     (6,740,614)
                                                                      ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                    (308,571)       (230,151)
  Proceeds from exercise of common stock options                            21,500          69,875
  Repurchase of common stock                                            (2,537,208)          - - -
  Cash dividends paid                                                     (464,536)       (471,592)
  Other                                                                    (41,173)         (2,500)
                                                                      ------------    ------------
               Net cash (used in) financing activities                  (3,329,988)       (634,368)
                                                                      ------------    ------------

               (Decrease) in cash and cash equivalents                  (2,762,573)     (3,238,683)

Cash and cash equivalents, beginning                                     3,704,693       3,765,171
                                                                      ------------    ------------

Cash and cash equivalents, ending                                     $    942,120    $    526,488
                                                                      ============    ============


See accompanying notes to Unaudited Condensed Financial Statements


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Registrant, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of June 30, 1999, and December 31, 1998, and the results of operations and cash flows for the three months and the six months ended June 30, 1999 and 1998.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1998 audited financial statements. The results of operations for the three months and six months periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on June 30, 1999 and December 31, 1998 consist of the following classes:

                                                     June 30         December 31
                                                       1999             1998

Raw materials                                      $29,397,963       $26,676,674
Work in process                                      1,593,578         1,278,367
Finished                                             4,144,632         3,103,860
                                                   -----------       -----------

      Total manufactured goods                     $35,136,173       $31,058,901

Distribution products                               13,080,395        12,439,731
                                                   -----------       -----------

      TOTAL INVENTORIES                            $48,216,568       $43,498,632
                                                   ===========       ===========

       The  inventories  are  stated  at the lower of cost,  First-In  First-Out
(FIFO) method, or market.

4. Stock options outstanding are immaterial and had no effect on earnings per share.

     Earnings per common share for the six months ended June 30, 1999 and 1998 have been computed based on the weighted average common shares outstanding of 5,735,819 and 5,905,890 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $453 million in seven years. The sales in 1998 were 10.5% ahead of the 1997 record year. The increase in sales resulted from the continued strength of both the economy and the manufactured housing and recreational vehicle industries, as well as strategic business acquisitions made during late 1997 and fiscal 1998. The first six-months of 1999 resulted in a 3.4% increase in sales.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                Three Months          Six Months
                                               Ended June 30       Ended June 30
                                              1999     1998      1999     1998

       Net sales                              100.0%   100.0%    100.0%   100.0%
       Cost of sales                           86.8     86.9      86.9     87.1
       Gross profit                            13.2     13.1      13.1     12.9
       Warehouse and delivery                   3.6      3.4       3.5      3.5
       Selling, general, & administrative       5.8      5.9       5.8      5.9
       Operating income                         3.8      3.8       3.8      3.5
       Net income                               2.2      2.1       2.1      1.9


RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

       Net Sales. Net sales increased by $5.3 million, or 4.5%, from $117.7 million for the quarter ended June 30, 1998, to $123.0 million in the quarter ended June 30, 1999. This sales increase was attributable to increases in the number of units produced in both the manufactured housing and recreational vehicle industries. The Company's sales in the quarter were 62% to manufactured housing, 23% to recreational vehicle, and 15% to other industries.

       Gross Profit. Gross profit increased by approximately $.8 million, or 5.2%, from $15.4 million in the second quarter of 1998, to $16.2 million in the same 1999 quarter. As a percentage of net sales, gross profit increased from 13.1% in 1998 to 13.2% in the second quarter of 1999. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and efficiencies over the same 1998 period. In certain markets highly competitive pricing continues to have a negative impact on normal gross profits.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $.3 million, or 7.7%, from $4.1 million in 1998, to $4.4 million in the second quarter of 1999. As a percentage of net sales, warehouse and delivery expenses increased from 3.4% in 1998 to 3/6% in the 1999 second quarter, mainly due to increased sales in the Company's distribution segment.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $.2 million, or 3.0%, from $7.0 million in 1998, to $7.2 million in 1999. As a percentage of net sales, selling, general, and administrative expenses decreased from 5.9% in 1998 to 5.8% in the second quarter of 1999.

       Operating Income. Operating income increased by approximately $290,000 because of the increased sales and the increased gross profits. As a percentage of sales, operating income remained the same at 3.8% for both second quarters.

       Interest Expense, Net. Interest expense, net, increased by approximately $58,000 from $265,000 in 1998 to $323,000 in the second quarter of 1999. The
Company's borrowing levels during the 1999 period were higher than those in 1998.

       Net Income. Net income increased by approximately $162,000 from $2.5 million in 1998 to $2.6 million in 1999 for the second quarter ended June 30. This increase is attributable to the factors described above. As a percentage of net sales, net income increased from 2.1% in 1998 to 2.2% in 1999.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

       Net Sales. Net sales increased by $7.7 million, or 3.4%, from $222.7 million for the six months ended June 30, 1998, to $230.4 million in the six months ended June 30, 1999. This sales increase was attributable to increases in the number of units produced in both the manufactured housing and recreational vehicle industries. The Company's sales in the first six months were 61% to manufactured housing, 22% to recreational vehicle, and 17% to other industries.

       Gross Profit. Gross profit increased by $1.5 million, or 5.4%, from $28.7 million in the first six months of 1998, to $30.2 million in the same period in 1999. As a percentage of net sales, gross profit increased from 12.9% in the first six months of 1998 to 13.1% in 1999. The increase in gross profit was due to certain manufacturing operations showing improvement in volume and efficiencies over the same 1998 period. In certain markets highly competitive pricing continues to have a negative impact on expected gross profits.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $429,000, or 5.5%, from $7.8 million in 1998, to $8.2 million in the first six months of 1999. As a percentage of net sales, warehouse and delivery expenses remained the same.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by approximately $76,000, or 0.6%, from $13.2 million in 1998, to $13.3 million in 1999. As a percentage of net sales, selling, general, and administrative expenses decreased from 5.9% for 1998 to 5.8% in 1999.

       Operating Income. Operating income increased by approximately $1.0 million in the first six months of 1999 as compared to 1998, and as a percentage of sales increased from 3.5% in 1998 to 3.8% in 1999. This was due to increased sales and gross profits.

       Interest Expense, Net. Interest expense, net, increased by approximately $170,000 from $519,000 in 1998, to $689,000 in 1999. This increase was due to higher borrowings during the first six months of 1999.

       Net Income. Net income increased by approximately $561,000 from $4.3 million in 1998 to $4.8 million in 1999. As a percentage of net sales, net income increased from 1.9% in 1998 to 2.1% in 1999. This is primarily attributable to the factors described above.

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

Distribution  -  Distributes  primarily  pre-finished  wall and ceiling  panels,
particleboard,   hardboard,  vinyl  siding,  roofing  products,  passage  doors, building hardware, insulation, and other products.

Wood - Uses raw lumber including solid oak, other hardwood materials, and laminated particleboard or plywood to produce cabinet door product lines.

Other - Includes aluminum extrusion and painting, distribution, manufacture of adhesive products, pleated shades, plastic thermoforming, and manufacture of laminating equipment.

       The table below presents unaudited information about the revenue and operating income of those segments:



                                                               THREE MONTHS ENDED JUNE 30, 1999
                                                               --------------------------------
                                                                                                                 SEGMENT
                              LAMINATING      DISTRIBUTION         WOOD             OTHER              TOTAL
                              ----------      ------------         ----             -----              -----

Net outside sales         $  49,500,790      $ 49,660,494      $ 11,512,130      $ 12,040,940       $122,714,354
Intersegment sales            1,710,739               147           373,740         6,075,396          8,160,022
                          ---------------------------------------------------------------------------------------
   Total sales            $  51,211,529      $ 49,660,641      $ 11,885,870      $ 18,116,336       $130,874,376*
                          ----------------------------------------------------------------------------------------

EBIT**                    $   1,807,166      $  1,360,983      $  (791,510)      $  1,062,428       $  3,439,067


                                                               THREE MONTHS ENDED JUNE 30, 1998
                                                               --------------------------------

Net outside sales         $  49,184,562      $ 44,100,744      $ 12,361,029      $ 11,727,113       $117,373,448
Intersegment sales            2,248,731               924         1,880,384         5,785,688          9,915,727
                          -----------------------------------------------------------------------------------------
   Total sales            $  51,433,293      $ 44,101,668      $ 14,241,413      $ 17,512,801       $127,289,175*
                          -----------------------------------------------------------------------------------------

EBIT**                    $   2,136,181      $  1,092,870      $  (505,048)      $  1,156,639       $  3,880,642





                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                               ------------------------------
                                                                                                                 SEGMENT
                              LAMINATING       DISTRIBUTION        WOOD            OTHER            TOTAL
                              ----------       ------------        ----            -----            -----

Net outside sales         $  94,603,596      $ 90,864,958      $ 22,199,100      $ 22,223,201       $229,890,855
Intersegment sales            3,328,170             1,374           590,901        11,269,326         15,189,771
                          -----------------------------------------------------------------------------------------
   Total sales            $  97,931,766      $ 90,866,332      $ 22,790,001      $ 33,492,527       $245,080,626*
                          -----------------------------------------------------------------------------------------

EBIT**                    $   4,181,670      $  2,443,075      $(1,563,135)      $  1,664,451       $  6,726,061


                                                               SIX MONTHS ENDED JUNE 30, 1998
                                                               ------------------------------

Net outside sales         $  97,741,019      $ 78,906,067      $ 21,303,200      $ 24,095,272       $222,045,558
Intersegment sales            4,624,862               924         3,284,140        11,288,543         19,198,469
                          --------------     ------------      ------------      -------------      --------------
   Total sales            $ 102,365,881      $ 78,906,991      $ 24,587,340      $ 35,383,815       $241,244,027*
                          --------------     ------------      ------------     -------------        ------------

EBIT**                    $   4,167,072      $  1,678,219      $(1,313,150)      $  2,389,115       $  6,921,256


Reconciliation of segment operating income to consolidated operating income




                                                      3 Months Ended                          6 Months Ended
                                                         June 30,                                June 30,
                                                 1999              1998                   1999           1998
                                                 ----              ----                   ----           ----


EBIT** for segments                           $3,439,067        $3,880,642               $6,726,061        $6,921,256
Consolidation reclassifications                 (204,362)         (183,992)                (393,159)         (276,524)
Gain on sale of real estate                      ---                ---                     638,672              ---
Other                                          1,481,558           730,121                1,764,980         1,054,667
                                              -----------      ------------              -----------        ----------

   Consolidated EBIT**                        $4,716,263        $4,426,771               $8,736,554        $7,699,399
                                              ==========        ==========               ==========        ==========


There has been no material change in assets in the above segments.

 *Does not agree to Financial Statements due to consolidation eliminations.
**Earnings before interest and taxes.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Laminating Segment Discussion

       Net sales were about the same in this segment in both second quarters, with 1999 showing only $222,000 less than 1998 on totals of over $51 million.
       The operating income in the laminating segment was down approximately $330,000, or 15%, in the 1999 quarter primarily due to increased material costs and new product start-up costs at one division.


Distribution Segment Discussion

       Net sales increased in the 1999 second quarter by 12.6% primarily because of increased production in the recreational vehicle and manufactured housing industries, which this segment serves.
       The operating income in this segment was 24.5% higher in 1999 because of increased sales and lower warehouse and delivery expenses as percentages of sales.


Wood Segment Discussion

       Net sales were lower in the 1999 second quarter by 16.5% because of one division in this segment. This division closed an operation which was all intersegment sales and that accounted for 8.3% of the sales reduction. The balance of the sales decrease in this segment came about when this same division chose not to serve certain markets because of declining gross profit margins.
       The operating results for this segment in the second quarter were affected by this same division. The sales decline and continued competitive pricing situations caused this division and the segment to report negative operating results.


Other Segment Discussion

       Net sales in this segment increased 3.4% in the second quarter of 1999 with all divisions, except one, showing sales growth.
       The operating income in this segment was lower by 8.1% in 1999 because of inventory cost increases in one division, and the lower sales in another division.



Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Laminating Segment Discussion

       Net sales were lower by 4.3% in the first half of 1999 due primarily to the closing of a facility in this segment in the second half of 1998.
       The operating income in laminating in the first half year of 1999 showed a small improvement, even after one division had new product start-up costs and material cost increases.

Distribution Segment Discussion

       Net sales increased in the first six months of this year by 15.2% because of increased production in the recreational vehicle and manufactured housing industries, which this segment services.
       The operating income in this segment was 45.6% higher in this years first half because of the increased sales and lower operating expenses as percentages of those sales.


Wood Segment Discussion

       Net sales in this segment were lower by 7.3% in the first half of 1999, primarily because of one division. That division closed an operation which was all intersegment sales and also stopped serving certain markets because of low gross profit margins.
       The operating results in the first six months were affected by this same division. The sales decline and continued competitive pricing situations caused this division to report negative operating results. Certain other operations in this segment did not reach profitable operating levels because of competitive pricing situations.


Other Segment Discussion

       Net sales were 5.3% lower in 1999 in this segment primarily due to one division losing production time in the first quarter because of equipment breakdowns.
       The operating income in this segment decreased 30.3% because of the lost production time at one division due to equipment failure and to inventory cost increases at one other division.



 LIQUIDITY AND CAPITAL RESOURCES

       The Company's  primary capital  requirements  are to meet working capital
needs,   support  its  capital   expenditure   plans,   and  meet  debt  service
requirements.

       The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,428 beginning September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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



YEAR 2000 ISSUE

       The Company began a new management information system implementation project in the first quarter of 1996, which when fully implemented, will result in the Company's information systems being Year 2000 compliant. The project was started because of the need to upgrade all hardware and software to meet capacity and information needs at present and for the future. The Year 2000 issue for internal information systems would be resolved since the new hardware and software will be compliant when implemented.

       The Company at present has successfully implemented this Year 2000 compliant system in accounting, finance, general ledger, distribution, laminating, shade, and thermoforming operations. Implementation has also been completed at two of six wood product operations. The remaining wood products and two other operations are scheduled to be implemented during the year with anticipated completion in November.

       In the event that the scheduled implementations get delayed, contingency plans allow basic conversion of existing software to the new system so it would be Year 2000 compliant prior to the year 2000.

       The Company has developed a Year 2000 plan to address risk assessment in areas other than information technology. The Plan Committee is examining all automated plant systems and external parties with whom the Company interacts. This assessment is scheduled to be completed in the third quarter of 1999. The Company's contingency plans for external party compliance are to replace any telecommunications and other equipment that cannot be made compliant. A risk assessment of customers, vendors, and service providers is underway and will be on-going. At present the assessment shows that the companies responding are either complaint or will be compliant prior to January 1, 2000.

       The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software systems has been $2.87 million in 1996, $1.93 million in 1997, $1.42 million in 1998, and $1.0 million in the first half of 1999. Approximately $.7 million will be expended during the balance of 1999 to complete the project. The costs of assessment of external party compliance is minimal and costs of replacement of telecommunications and other equipment has been and will be part of normal scheduled upgrades.


INFLATION

       The Company does not believe that inflation had a material effect on results of operations for the periods presented.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None

       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on May 13, 1999.

           (b) Not applicable.

           (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                      WITHHOLD
                               NAME                       FOR        AUTHORITY
                            Terrence D. Brennan      5,069,059           27,770

                            Dorothy M.  Lung         5,070,357           26,472

                            Robert C. Timmins        5,069,619           27,210

                  2.  Not applicable.

            (d) Not applicable.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

                   27 Financial Data Schedule

             (b) A Form 8-K (Item 5) was filed on June 24, 1999 regarding the announcement that the Company had hired U.S. Bancorp Piper Jaffray, Inc. to assist in analyzing and pursuing strategic alternatives that would maximize shareholder value.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PATRICK INDUSTRIES, INC.
                                              (Registrant)






Date    August 11, 1999                        /S/Mervin D. Lung
                                              --------------------------
                                              Mervin D. Lung
                                              (Chairman of the Board)





Date    August 11, 1999                        /S/David D. Lung
                                              --------------------------
                                              David D. Lung
                                              (President)






Date     August 11, 1999                       /S/Keith V. Kankel
                                              --------------------------
                                              Keith V. Kankel
                                              (Vice President Finance)
                                              (Principal Accounting Officer)