Form 10-Q
period 1999-09-30
PATRICK INDUSTRIES INC
filed 1999-11-12
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                                                        OR

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

Shares of Common Stock Outstanding as of November 5, 1999:  5,695,566

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                  Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 1999 & December 31, 1998                             3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 1999 & 1998, and
    Nine Months Ended September 30, 1999 & 1998                        4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1999 & 1998                        5

  Notes to Unaudited Condensed Financial Statements                    6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                7

PART II:  Other Information                                           14

  Signatures                                                          15

PART I:  FINANCIAL INFORMATION


                     PATRICK INDUSTRIES, INC. CONDENSED BALANCE SHEETS

                                                                           (Unaudited)                   (Note)
                                                                         SEPTEMBER 30                   DECEMBER 31
                                                                               1999                           1998
             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                        $    299,847                  $    3,704,693
     Trade receivables                                                  31,049,255
                                                                                                        20,767,406
     Inventories                                                        49,041,054                      43,498,632
     Prepaid expenses                                                      574,500                         591,470
                                                                      ------------                  --------------
             Total current assets                                       80,964,656                      68,562,201

PROPERTY AND EQUIPMENT, at cost                                         88,884,318                      84,527,846
Less accumulated depreciation                                           39,074,569                      34,055,143
                                                                      ------------                  --------------
                                                                        49,809,749                      50,472,703
                                                                      ------------                  --------------

INTANGIBLE AND OTHER ASSETS                                              8,267,480                       8,719,759
                                                                      ------------                  --------------


             Total assets                                             $139,041,885                  $  127,754,663
                                                                      ============                  ==============


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                             $  3,671,428                  $   3,985,963
     Accounts payable, trade                                            23,147,824                     13,184,295
     Accrued liabilities                                                 5,975,047                      4,693,559
                                                                      ------------                  --------------
             Total current liabilities                                  32,794,299                     21,863,817
                                                                      ------------                  --------------

LONG-TERM DEBT, less current maturities                                 23,157,144                     26,128,572
                                                                      ------------                  --------------

DEFERRED COMPENSATION OBLIGATION                                         1,884,652                      1,781,491
                                                                      ------------                  --------------

DEFERRED TAX LIABILITIES                                                 1,674,000                      1,674,000
                                                                      ------------                  --------------

SHAREHOLDERS' EQUITY
     Common stock                                                       21,754,655                     22,117,481
     Retained Earnings                                                  57,777,135                     54,189,302
                                                                      ------------                  --------------
                                                                        79,531,790                     76,306,783
                                                                      ------------                  --------------

             Total liabilities and shareholders' equity               $139,041,885                  $  127,754,663
                                                                      ============                  ==============

NOTE: The balance sheet at December 31, 1998 has been taken from the audited financial statements at that date.
See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30                  SEPTEMBER 30

                                                       1999          1998           1999           1998

NET SALES                                         $116,980,578   $119,070,180   $347,361,878   $341,788,528
                                                  ------------   ------------   ------------   ------------

COST AND EXPENSES
  Cost of goods sold                               103,490,544    103,175,971    303,614,172    297,178,467
  Warehouse and delivery expenses                    4,172,772      4,234,302     12,378,548     12,011,239
  Selling, general, and administrative expenses      6,710,034      6,814,571     20,025,376     20,054,087
  Interest expense, net                                394,933        304,972      1,084,068        823,847
                                                  ------------   ------------   ------------   ------------
                                                   114,768,283    114,529,816    337,102,164    330,067,640
                                                  ------------   ------------   ------------   ------------


INCOME BEFORE INCOME TAXES                           2,212,295      4,540,364     10,259,714     11,720,888

INCOME TAXES                                           875,300      1,816,200      4,053,200      4,688,400
                                                  ------------   ------------   ------------   ------------

NET INCOME                                        $  1,336,995   $  2,724,164   $  6,206,514   $  7,032,488
                                                  ============   ============   ============   ============


BASIC AND DILUTED EARNINGS
 PER COMMON SHARE                                 $        .23   $        .46   $       1.08   $       1.19
                                                  ============   ============   ============   ============



WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                  5,695,539      5,925,865      5,722,245      5,912,622


See accompanying notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                         1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $  6,206,514    $  7,032,488
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
       Depreciation and amortization                                                  6,527,089       5,313,673
       (Gain) on sale of fixed assets                                                  (637,238)           --
       Other                                                                            103,161         302,375
  Change in assets and liabilities:
       Decrease (Increase) in:
           Trade receivables                                                        (10,281,849)    (15,024,438)
           Inventories                                                               (5,542,422)     (5,949,208)
           Prepaid expenses                                                              16,970         464,737
       Increase (Decrease) in:
           Accounts payable and accrued liabilities                                  10,274,604      10,233,776
           Income taxes payable                                                         977,326         648,187
                                                                                   ------------    ------------
             Net cash provided by operating activities                                7,644,155       3,021,590
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                               (5,287,373)     (6,528,966)
  Proceeds from sale of fixed assets                                                    872,976          57,270
  Acquisition of business                                                                  --        (2,581,490)
  Other                                                                                 (63,000)           --
                                                                                   ------------    ------------
           Net cash (used in) investing activities                                   (4,477,397)     (9,053,186)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt agreements                                               --         5,214,483
  Principal payments on long-term debt                                               (3,285,963)       (393,371)
  Proceeds from exercise of common stock options                                         26,875          80,625
  Repurchase of common stock                                                         (2,537,208)       (370,771)
  Cash dividends paid                                                                  (691,837)       (708,290)
  Other                                                                                 (83,471)           --
                                                                                   ------------    ------------
           Net cash provided by (used in) financing activities                       (6,571,604)      3,822,676
                                                                                   ------------    ------------

  Decrease in cash and cash equivalents                                              (3,404,846)     (2,208,920)

Cash and cash equivalents, beginning                                                  3,704,693       3,765,171
                                                                                   ------------    ------------

Cash and cash equivalents, ending                                                  $    299,847    $  1,556,251
                                                                                   ============    ============

See accompanying notes to Unaudited Condensed Financial Statements


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of September 30, 1999, and December 31, 1998, and the results of operations and cash flows for the three months and the nine months ended September 30, 1999 and 1998.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Company's December 31, 1998 audited financial statements. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 1999 and December 31, 1998 consist of the following classes:

                                                September 30       December 31
                                                    1999              1998

          Raw materials                         $28,840,024       $26,676,674
          Work in process                         1,453,801         1,278,367
          Finished                                4,545,920         3,103,860

            Total manufactured goods            $34,839,745       $31,058,901

          Distribution products                  14,201,309        12,439,731

           TOTAL INVENTORIES                    $49,041,054       $43,498,632

     The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. Stock options outstanding are immaterial and had an immaterial effect on diluted earnings per share.

       Earnings per common share for the nine months ended September 30, 1999 and 1998 have been computed based on the weighted average common shares outstanding of 5,722,245 and 5,912,622 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $453 million in seven years. The sales in 1998 were 10.5% ahead of the 1997 record year. The increase in sales resulted from the continued strength of both the economy and the manufactured housing and recreational vehicle industries, as well as strategic business acquisitions made during late 1997 and fiscal 1998. The first six-months of 1999 resulted in a 3.4% increase in sales over the same period in 1998, but in the third quarter the 1999 net sales were 1.8% lower than the 1998 quarter.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                            Three Months               Nine Months
                                                        Ended September 30        Ended September 30
                                                         1999       1998           1999       1998

       Net Sales                                         100.0%     100.0%         100.0%     100.0%
       Cost of Sales                                      88.5       86.7           87.4       87.0
       Gross Profit                                       11.5       13.3           12.6       13.0
       Warehouse and Delivery                              3.6        3.6            3.5        3.5
       Selling, General & Administrative                   5.7        5.7            5.8        5.9
       Operating Income                                    2.2        4.0            3.3        3.6
       Net Income                                          1.1        2.3            1.8        2.1


RESULTS OF OPERATIONS

     Quarter Ended  September  30, 1999 Compared to Quarter Ended  September 30,
1998

       Net Sales. Net sales decreased by $2.1 million, or 1.8%, from $119.1 million for the quarter ended September 30, 1998, to $117.0 million in the quarter ended September 30, 1999. This sales decrease was attributable to a decrease in the number of units produced in the manufactured housing industry, to whom the Company is a major supplier. The Company's sales in the quarter were 62% to manufactured housing, 23% to recreational vehicle, and 15% to other industries.

       Gross Profit. Gross profit decreased by approximately $2.4 million, or 15.1%, from $15.9 million in the third quarter of 1998, to $13.5 million in the same 1999 quarter. As a percentage of net sales, gross profit decreased from 13.3% in 1998 to 11.5% in the third quarter of 1999. The decrease in gross profit was due to most manufacturing operations showing declines in volume and operating efficiencies when compared to the same 1998 period. In most markets highly competitive pricing had negative impact on gross profits making several of the Company's manufacturing operations unprofitable in this period.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased approximately $62,000, or 1.5%. As a percentage of net sales, warehouse and delivery expenses remained the same in the third quarter of 1999 and 1998.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $105,000, or 1.5%, from $6.8 million in 1998, to $6.7 million in 1999. As a percentage of net sales, selling, general and administrative expenses also remained the same in both years' third quarter.

       Operating Income. Operating income decreased by approximately $2.2 million because of the decreased sales and the reduced gross profits. As a percentage of sales, operating income decreased from 4.0% in the 1998 third quarter to 2.2% in the same 1999 period.

       Interest Expense, Net. Interest expense, net increased by approximately $90,000 from $305,000 in 1998 to $395,000 in the third quarter of 1999. The
Company's borrowing levels during the 1999 period were approximately the same while invested cash was lower.

       Net Income. Net income decreased by approximately $1.4 million from $2.7 million in 1998 to $1.3 million in 1999 for the third quarter ended September
30. This decrease is attributable to the factors described above.


     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

       Net Sales. Net sales increased by $5.6 million, or 1.6%, from $341.8 million for the nine months ended September 30, 1998, to $347.4 million in the nine months ended September 30, 1999. This sales increase was attributable to increases in the number of units produced in the recreational vehicle industry, while production in the manufactured housing industry remained level. The Company's sales in the first nine months were 61% to manufactured housing, 22% to recreational vehicle, and 17% to other industries.

       Gross Profit. Gross profit decreased by $0.9 million, or 1.9%, from $44.6 million in the first nine months of 1998, to $43.7 million in the same period in 1999. As a percentage of net sales, gross profit decreased from 13.0% in the first nine months of 1998 to 12.6% in 1999. The decrease in gross profit was due to most manufacturing operations showing reductions in volume and efficiencies when compared to the same 1998 period. In certain markets highly competitive pricing continues to have a negative impact on gross profits making several of the Company's manufacturing operations unprofitable in the period.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $370,000, or 3.1%, from $12.0 million in 1998, to $12.4 million in the first nine months of 1999. As a percentage of net sales, warehouse and delivery expenses remained approximately the same in both years.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses remained about the same in dollars in both years. As a percentage of net sales, selling, general and administrative expenses decreased from 5.9% for 1998 to 5.8% in 1999.

       Operating Income. Operating income decreased by approximately $1.2 million because of the lower gross profits and the higher warehouse and delivery expenses. As a percentage of sales, operating income decreased from 3.6% in 1998 to 3.3% in 1999.

       Interest Expense, Net. Interest expense, net increased by $260,000 from $824,000 In 1998, to $1,084,000 In 1999. This increase was due to lower invested funds providing less interest income during the first nine months of 1998.

       Net Income. Net income decreased by approximately $825,000, from $7.0 million in 1998 to $6.2 million in 1999. As a percentage of net sales, net income decreased from 2.1% in the 1998 period to 1.8% in the 1999 nine months. This is primarily attributable to the factors described above.

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

Other - Includes aluminum extrusion, painting and distribution, manufacture of adhesive products, pleated shades, plastic thermoforming, and manufacture of laminating equipment.

       The table below presents unaudited information about the revenue and operating income of those segments:



                                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                          -------------------------------------

                                                                                                      SEGMENT
                             LAMINATING      DISTRIBUTION          WOOD             OTHER               TOTAL
                             ----------      ------------          ----             -----               -----

Net outside sales         $  46,125,918      $ 49,372,110      $ 10,271,141      $ 11,201,357       $116,970,526
Intersegment sales            1,654,117            43,871           329,322         4,862,019          6,889,329
                          --------------------------------------------------------------------------------------
   Total sales            $  47,780,035      $ 49,415,981      $ 10,600,463      $ 16,063,376       $123,859,855*
                          --------------------------------------------------------------------------------------

EBIT**                    $     868,670      $    984,843      $   (590,018)     $    674,872       $ 1,938,367


                                                          THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                          -------------------------------------

Net outside sales         $ 47,709,934       $  7,404,292      $ 12,314,478      $ 11,588,977       $119,017,681
Intersegment sales           1,960,200               (239)        1,675,954         5,453,564          9,089,479
                          --------------------------------------------------------------------------------------
   Total sales            $ 49,670,134       $ 47,404,053      $ 13,990,432      $ 17,042,541       $128,107,160*
                          --------------------------------------------------------------------------------------

EBIT**                    $  2,299,919       $  1,468,638      $   (928,191)     $  1,076,028       $  3,916,394



                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                     ------------------------------------

                                                                                                     SEGMENT
                            LAMINATING      DISTRIBUTION          WOOD             OTHER              TOTAL
                            ----------      ------------          ----             -----              -----

Net outside sales         $140,729,514      $140,237,068      $ 32,470,241      $ 33,424,558       $346,861,381
Intersegment sales           4,982,287            45,245           920,223        16,131,345         22,079,100
   Total sales            $145,711,801      $140,282,313      $ 33,390,464      $ 49,555,903       $368,940,481*

EBIT**                    $  5,050,340      $  3,427,918      $ (2,153,153)     $  2,339,323       $  8,664,428


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                     ------------------------------------

Net outside sales         $145,450,953      $126,310,432      $ 33,617,678      $ 35,684,249       $341,063,312
Intersegment sales           6,585,062               611         4,960,093        16,742,107         28,287,873
   Total sales            $152,036,015      $126,311,043      $ 38,577,771      $ 52,426,356       $369,351,185*

EBIT**                    $  6,466,989      $  3,146,857      $ (2,241,341)     $  3,465,142       $ 10,837,647



Reconciliation of segment operating income to consolidated operating income




                                             3 Months Ended                           9 Months Ended
                                              September 30,                            September 30,
                                          1999                 1998                1999             1998
                                          ----                 ----                ----             ----

EBIT** for segments                    $1,938,367            $3,916,394          $ 8,664,428     $10,837,647
Corporate incentive agreements            925,240             1,203,806            2,482,573       2,389,844
Consolidation reclassifications          (205,307)             (177,787)            (598,466)       (454,311)
Gain on sale of real estate                  -                     -                 638,672            -
Other                                     (51,072)              (97,077)             156,575        (228,445)

   Consolidated EBIT**                 $2,607,228            $4,845,336          $11,343,782     $12,544,735


There has been no material change in assets in the above segments.

 *Does not agree to Financial Statements due to consolidation eliminations. **Earnings before interest and taxes.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Laminating Segment Discussion

       Net sales were lower in this segment in the third quarter of 1999 by $1.9 million, or 3.8% less than 1998. This resulted from less demand from manufactured housing customers and eliminating low margin business.
       The operating income in the laminating segment was down approximately $1.4 million, or 62.2%, in the 1999 quarter primarily due to increased material and labor costs, and competitive market conditions not allowing price increases.


Distribution Segment Discussion

       Net sales increased in the 1999 third quarter by $2.0 million, or 4.2%, primarily because of increased production in the recreational vehicle industry, which this segment serves. Although manufactured housing units produced was lower in the 1999 third quarter, the Company gained market share in certain areas.
       The operating results in this segment in the third quarter were affected by this same division. The sales decline and continued competitive pricing situations caused this division to report negative operating results. Certain other operations in this segment did not reach profitable operating levels because of competitive pricing situations.


Wood Segment Discussion

       Net sales in this segment were lower in the 1999 third quarter by $3.4 million, or 24.2%, primarily because of one division. That division closed an operation which was all intersegment sales and also stopped serving certain markets because of low gross profit margins.
       The operating results for this segment in the third quarter were affected by the sales decline and continued competitive pricing situations that caused most divisions in the segment to report negative operating results.


Other Segment Discussion

       Net sales in this segment decreased 5.8% in the third quarter of 1999 with all divisions, except two, showing sales declines because of the reduction in manufactured housing units produced in the period.
       The operating income in this segment was lower by $400,000, or 37.3%, in 1999 because of lower sales, material cost increases in one division, and continued losses in a start-up operation.



Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Laminating Segment Discussion

       Net sales were lower by $6.3 million, or 4.2%, in the first nine months of 1999 due to the closing of a facility in this segment in the second half of 1998 and reduced demand from manufactured housing customers.
       The operating income in laminating in the first nine months of 1999 was down $1.4 million, or 21.9%, because of lower sales, new product costs in one division, and competitive pricing situations.

Distribution Segment Discussion

       Net sales increased in the first nine months of this year by $14 million, or 11.1%, because of increased production in the recreational vehicle industry, new products, and more penetration to certain markets.
     The operating income in this segment was 8.9% higher in this years nine months because of the increased sales.


Wood Segment Discussion

       Net sales in this segment were lower by $5.2 million, or 13.4%, in the first nine months of 1999, primarily because of one division. That division closed an operation which was all intersegment sales and also stopped serving certain markets because of low gross profit margins.
       The operating results in the first nine months were affected by this same division. The sales decline and continued competitive pricing situations caused this division to report negative operating results. Certain other operations in this segment did not reach profitable operating levels because of competitive pricing situations.


Other Segment Discussion

       Net sales were lower by $2.9 million, or 5.5%, in 1999 in this segment due to one division losing production time in the first quarter because of equipment breakdowns, and another division having reduced demand from manufactured housing customers.
       The operating income in this segment decreased by $1.1 million, or 32.5%, in 1999 because of the lost production time at one division due to equipment failure and to material cost increases at one other division.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's  primary capital  requirements  are to meet working capital
needs,   support  its  capital   expenditure   plans,   and  meet  debt  service
requirements.

       The Company, in September, 1995, issued to an insurance company in a private placement, $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,428 which began September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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

       The Company at present has successfully implemented this Year 2000 compliant system in all areas, which include accounting, finance, general ledger, distribution, laminating, shade, wood, metals, and thermoforming operations.

       The Company has developed a Year 2000 plan to address risk assessment in areas other than information technology. The Plan Committee is examining all automated plant systems and external parties with whom the Company interacts. This assessment is scheduled to be completed in the fourth quarter of 1999. The Company's contingency plans for external party compliance are to replace any telecommunications and other equipment that cannot be made compliant. A risk assessment of customers, vendors, and service providers is underway and will be on-going. At present the assessment shows that the companies responding are either compliant or will be compliant prior to January 1, 2000.

       The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software systems has been $2.87 million in 1996, $1.93 million in 1997, $1.42 million in 1998, and $1.25 million in the first nine months of 1999. Approximately $0.5 million will be expended during the balance of 1999 to complete the project. The costs of assessment of external party compliance is minimal and costs of replacement of telecommunications and other equipment has been and will be part of normal scheduled upgrades.



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



                                           PATRICK INDUSTRIES, INC.
                                                         (Registrant)






Date   November 9, 1999                    /S/Mervin D. Lung
       ----------------                    ----------------------------
                                                Mervin D. Lung
                                              (Chairman of the Board)






Date   November 9, 1999                    /S/David D. Lung
       ----------------                    ----------------------------
                                                David D. Lung
                                               (President)






Date   November 9, 1999                     /S/Keith V. Kankel
       ----------------                    ----------------------------
                                                Keith V. Kankel
                                               (Vice President Finance)
                                               (Principal Accounting Officer)