Form 10-K405
period 1999-12-31
PATRICK INDUSTRIES INC
filed 2000-03-30
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1999 or

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company on March 22, 2000 (based upon the closing price on NASDAQ and an estimate that 76.61% of the shares are owned by non-affiliates) was $33,327,772. The closing market price was $8.250 on that day.

As of March 22, 2000, 5,273,266 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                       Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2000 are incorporated by reference into Parts III of this Form 10-K.

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

              The Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 67% of the Company's sales are to the Manufactured Housing industry, 16% to the Recreational Vehicle industry, and 17% to other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional, and specific product line companies.

              Management has identified several tools which it expects to utilize to accomplish its operating strategies, including the following:

Diversification into Additional Industries

              While the Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries, it is also seeking to expand its product lines into other industrial markets. Many of the Company's products, such as its countertops, cabinet doors, laminated panels, and shelving, have applications in the furniture and cabinetry markets. In addition, the manufacturing processes for the Company's aluminum extrusions are easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets. The Company's adhesives are produced for almost all industrial applications.

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

Expansion of Manufacturing Capacity

              In the last 4 years, the Company has invested approximately $37.7 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. In addition, the Company has invested $9.4 million to purchase existing businesses. The new capacity created by these investments has enabled the Company to accommodate future growth in the Company's product lines and markets.

Strategic Acquisitions and Expansion

              The Company supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Company, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. In 1997 the Company purchased the assets of two pleated shade manufacturers, and in 1998 acquired the assets of a wood component manufacturer who was a competitor. In 1996 the Company expanded existing product lines and capacity with the opening of a new manufacturing and distribution complex in Woodburn, Oregon, and in 1998 did the same in New London, North Carolina. In 1998 the Company also started a new plastic thermoforming operation in Indiana. In 1999 the Company expanded the Sun Adhesive facility in Decatur, Alabama to increase capacity.

Business Segments
-----------------

            The Company's operations comprise four reportable segments. Information related to those segments is contained in "Note 13-Segment Information" appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

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

              Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 39.7%, 42.4%, and 40.9% for the years ended December 31, 1999, 1998, and 1997 respectively.

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

            The Company's plastic thermoforming operation utilizes two modern technology vacuum presses and robotic finishing equipment to thermoform products for our core industries and many other industries.

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

              The Manufactured Housing Industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments in 1999 were 349,000, which is 6.5% lower than 1998, but still 104% more units than shipped in 1991. In the second half of 1999 manufactured housing shipments did not keep pace with 1998 because retail lots and manufacturers both had significant inventories created by over-production in earlier months. The industry production levels will remain lower than those of 1998 until the excess inventory is sold.

            Manufactured Housing Shipments:
            -------------------------------
              1990 - 188,200
              1991 - 170,700
              1992 - 210,800
              1993 - 254,300
              1994 - 303,900
              1995 - 339,600
              1996 - 363,400
              1997 - 353,400
              1998 - 372,800
              1999 - 348,700

              These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, the agricultural, and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing Industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics have caused the Manufactured Housing cycle to change positively. Manufactured Housing now accounts for approximately 30% of all homes built.

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

              Sales of Recreational Vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for Recreational Vehicles in the past, and could adversely affect demand in the future. The Recreational Vehicle Industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally results in a decrease in the sale of leisure time products such as Recreational Vehicles. The industry shipped 321,000 units in 1999, which was 9.7% more than in 1998 and more than any of the last 14 years.

            Recreational Vehicle Shipments:
            -------------------------------
              1990 - 173,100
              1991 - 163,300
              1992 - 203,400
              1993 - 227,800
              1994 - 259,200
              1995 - 247,000
              1996 - 247,500
              1997 - 254,500
              1998 - 292,700
              1999 - 321,200

Other Markets

              Many of the Company's products, such as its countertops, laminated panels, cabinet doors, and shelving may be utilized in the furniture and cabinetry markets. The Company's aluminum extrusion process is easily applied to the production of accessories for pick-up trucks and vans, architectural and also certain other building products. The Company's adhesives are marketed in many industrial adhesive markets. The Company's plastic thermoforming products can be marketed in many areas including construction, automotive, marine, and architectural.

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

Marketing and Distribution
--------------------------

              The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 4,000 customers. The Company has three customers, who together accounted for approximately 35% of the Company's total sales in 1999 and 1998. Ten other customers collectively accounted for approximately 26% of 1999 sales. The Company believes it has good relationships with its customers.

              Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by the Company. Approximately 41% of the Company's distribution products are shipped directly from the suppliers to the customers. The Company typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Company's warehouses or customers. The Company's customers do not maintain long-term supply contracts, and therefore the Company must bear the risk of accurate advance estimation of customer orders. The Company maintains a substantial inventory to satisfy these orders. The Company has no significant backlog of orders.

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

Suppliers
---------

              During the year ended December 31, 1999, the Company purchased approximately 67% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 44% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's important materials.

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

Employees
---------

              As of December 31, 1999, the Company had 1,670 employees of which 1,428 employees are engaged directly in production, warehousing, and delivery operations, 56 in sales, and 186 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

              The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

ITEM 2.  PROPERTIES AND EQUIPMENT

         As of December 31, 1999, the Company maintained the following warehouse, manufacturing and distribution facilities:


                                                                               Ownership or
Location                   Use                         Area Sq. Ft.          Lease Arrangement
--------                   ---                         ------------          -----------------
Argos, IN                  Manufacturing(4)              44,000              Leased to 2001
Elkhart, IN                Manufacturing(3)              40,400              Leased to 2000
Elkhart, IN                Mfg. & Dist.(1)(3)           133,600              Leased to 2005
Elkhart, IN                Distribution(1)               39,760              Owned
Elkhart, IN                Manufacturing(3)              32,900              Owned
Elkhart, IN                Manufacturing (2)             42,000              Leased to 2001
Elkhart, IN                Manufacturing(2)              31,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              30,000              Leased to 2000
Elkhart, IN                Manufacturing(4)              36,000              Owned
Goshen, IN                 Manufacturing(4)              50,870              Owned
Bristol, IN                Mfg. & Dist.(1)(4)            62,000              Owned
Decatur, AL                Distribution(1)               30,000              Leased to 2000
Decatur, AL                Distribution (1)              15,000              Leased to 2000
Decatur, AL                Manufacturing(2)              35,000              Owned
Decatur, AL                Manufacturing(2)              30,000              Leased to 2000
Decatur, AL                Manufacturing(2)(4)           41,000              Owned
Valdosta, GA               Distribution (1)              20,000              Leased to 2001
Valdosta, GA               Manufacturing(2)              30,800              Owned
New London, NC             Mfg. & Dist.(1)(2)           160,000              Owned, Subject to Mortgage
Halstead, KS               Distribution(1)               36,000              Owned
Waco, TX                   Distribution(1)(2)            52,800              Leased to 2004
Waco, TX                   Manufacturing(2)              52,800              Leased to 2004
Waco, TX                   Manufacturing(2)              21,000              Leased to 2000
Mt. Joy, PA                Distribution(1)               58,500              Owned
Mt. Joy, PA                Manufacturing(2)              30,000              Owned
Ocala, FL                  Manufacturing(3)              20,600              Leased to 2004
Ocala, FL                  Manufacturing(3)              15,000              Leased to 2001
Ocala, FL                  Mfg. & Dist.(1)(2)            55,500              Owned
Fontana, CA                Mfg. & Dist.(1)(2)           110,000              Owned
Fontana, CA                Manufacturing(2)              71,755              Owned
Woodland, CA               Distribution (1)              10,000              Leased to 2000
Phoenix, AZ                Manufacturing (3)             43,600              Leased to 2002
Phoenix, AZ                Manufacturing (2)             36,000              Leased to 2000
Phoenix, AZ                Manufacturing (2)             15,700              Leased to 2000
Woodburn, OR               Manufacturing(3)              21,500              Owned
Woodburn, OR               Mfg. & Dist.(1,2,3)          153,000              Owned, Subject to Mortgage
Mishawaka, IN              Manufacturing(4)             191,000              Owned, Subject to Mortgage
Elkhart, IN                Manufacturing(4)              90,700              Owned
Boulder City, NV           Manufacturing(4)              24,700              Leased to 2004
Elkhart, IN                Admin. Offices                10,000              Owned

(1) Distribution center
(2) Vinyl/paper/foil laminating
(3) Cabinet doors and other wood related
(4) Aluminum, adhesives, and other


         Additionally, the Company operates distribution centers out of public warehouses in Phoenix, Arizona, Nampa, Idaho, and Belen, New Mexico. As of December 31, 1999, the Company owned or leased 43 trucks, 71 tractors, 100 trailers, 140 forklifts, 5 automobiles and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.


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

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                      HOLDER MATTERS

         The Company's common stock is listed on The NASDAQ Stock Market(R) under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last two years were as follows:


                      1st Quarter            2nd Quarter             3rd Quarter                4th Quarter
1999              16.000 - 12.750         16.250 - 10.750         16.000 - 12.000            14.125 -   7.313

1998              17.000 - 14.000         16.750 - 15.000         16.125 - 13.250            15.750 - 14.250


           The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

           There were approximately 634 holders of the Company's common stock as of March 17, 2000 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,100 holders of the Company's common stock held in street name.

           The Company declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and has continued it through December 31, 1999. Although this is a regular quarterly dividend, any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

               The following selected financial data for each of the five years set forth below has been derived from financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, certain of which have been included elsewhere herein. The following data should be read in conjunction with the Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein:


                                                          As of or for the Year Ended December 31,
                                            1999              1998             1997            1996            1995
                                                           (dollars in thousands, except per share amounts)

Net sales                                $457,356         $453,518         $410,567         $403,511         $362,519
Gross profit                               57,339           59,556           52,142           53,362           49,690
Warehouse and delivery
 expenses                                  16,715           16,076           15,158           14,645           13,244
Selling, general, and
 administrative expenses                   27,058           26,796           22,145           19,909           18,809
Interest expense, net                       1,393            1,172            1,149            1,078            1,200
Income taxes                                4,769            6,205            5,396            6,929            6,344
Net income                                  7,404            9,307            8,294           10,800           10,093
Basic earnings
 per common share                            1.30             1.58             1.40             1.81             1.70
Diluted earnings
  per common share                           1.29             1.57             1.39             1.80             1.69
Weighted average common
 shares outstanding                         5,714            5,903            5,921            5,967            5,947
Cash dividends, per
 common share                                 .16              .16              .16              .16              .12
Working capital                            47,553           46,698           40,181           45,646           43,280
Total assets                              126,203          127,755          112,187          106,606           95,916
Long-term debt                             22,457           26,129           25,015           26,152           26,200
Shareholders' equity                       79,567           76,307           68,726           62,296           52,989


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

GENERAL

              The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $457 million in eight years. Although the rate of growth in 1997 slowed to 1.8%, the sales in 1998 were 10.5% ahead of the 1997 record year. The increase in sales resulted from the continued strength of both the economy and the Manufactured Housing and Recreational Vehicle Industries. In the last quarter of 1999 it became apparent that the Manufactured Housing industry had produced units in excess of the retail demand resulting in approximately 7% decline in production in that year. Retail sales lots were over-stocked and unit production was reduced. This will continue into the year 2000 until inventory levels resume a more appropriate level.

              The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:

                                                               Year Ended
                                                              December 31,
                                                     1999        1998      1997

Net sales                                           100.0%      100.0%    100.0%
Cost of sales                                        87.5        86.9      87.3
Gross profit                                         12.5        13.1      12.7
Warehouse and delivery                                3.6         3.5       3.7
Selling, general and administrative                   5.9         5.9       5.4
Operating income                                      3.0         3.7       3.6
Net income                                            1.6         2.1       2.0


RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

           Net Sales. Net sales increased $3.8 million, or 0.8%, from $453.5 million for the year ended December 31, 1998, to $457.3 million in the year ended December 31, 1999. This increase was the result of record sales in the first half of 1999, caused by increased production levels in the Manufactured Housing and Recreational Vehicle industries. In the second half of 1999 production levels in the Manufactured Housing industry were reduced, causing an approximate 7% decline in that industry for the year. That was the primary reason the Company also had lower sales in the second half of 1999 compared to 1998. The Company's sales for the year were 67% to Manufactured Housing, 16% to the Recreational Vehicle , and 17% to other industries.

           Gross Profit. Gross profit decreased by approximately $2.3 million, or 3.7%, from $59.6 million in 1998, to $57.3 million in the 1999 year. As a percentage of net sales, gross profit was lower in 1999, going from 13.1% to 12.5%. The decrease in gross profit was due to most manufacturing operations showing reductions in volume and efficiencies in 1999, especially in the second half, when compared to 1998. Competitive pricing situations nationwide had a negative impact on gross profits making several of the Company's manufacturing operations unprofitable for the year.

           Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.6 million, or 4.0%, from $16.1 million in 1998, to $16.7 million in 1999. As a percentage of net sales, these expenses increased because the distribution segment of the Company had sales increases approximately 8% in 1999 and that segment represents approximately 38% of all sales.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or 1.0%, from $26.8 million in 1998, to $27.1 million in 1999. As a percentage of sales, both years were 5.9%.

           Operating Income. Operating income was lower by $3.1 million because of reduced gross profit and higher operating costs. As a percentage of sales, operating income decreased from 3.7% in 1998 to 3.0% in 1999.

           Interest Expense, Net. Interest expense, net increased by $220,000. The Company's borrowing level was reduced by over $3.2 million in the last four months of 1999, but lower invested funds also reduced interest income. Interest expense in 1998 that related to an expansion project was capitalized and reduced total interest expense for that year.

         Net Income. Net income decreased by $1.9 million from $9.3 million in 1998 to $7.4 million in 1999. This reduction is attributable to the factors described above.


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

         The table below presents information about the revenue and earnings before interest and taxes of those segments. A reconciliation to consolidated totals is presented in footnote 13 of the Company's 1999 financial statements.

                                                         Year Ended
                                                         December 31
                                                1999        1998         1997
                                                   (dollars in thousands)
Sales
  Laminating                                $ 192,033    $ 198,448    $ 201,203
  Distribution                                185,104      171,700      144,881
  Wood                                         43,667       50,853       36,566
  Other                                        65,128       68,641       54,860

Earnings Before Interest and Taxes (EBIT)
  Laminating                                $   5,229    $   8,289    $   7,582
  Distribution                                  4,588        3,480        3,700
  Wood                                         (2,572)      (3,019)      (2,250)
  Other                                         2,623        4,590        2,299

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Laminating Segment Discussion

            Net sales were lower by 3.2% from 1998. The Company closed an operation in mid 1998 that resulted in approximately $3.8 million less sales. In 1999 the Company also chose not to keep certain business it had because of low margins. Certain manufactured housing customers are now using more sheetrock drywall panels in place of laminated wall panels. Both somewhat reducing this segment's sales in that year.

            EBIT in this segment decreased 36.9% in 1999 and as a percentage of sales went from 4.2% to 2.7%. Competitive situations in several laminating operations caused reduced selling prices and lower margins. A new operation in this segment had higher than anticipated start-up costs and attempted to produce new products for new markets, resulting in a large operating loss. Selling and administrative costs in this segment were similar to those in 1998 with only a 0.2% increase as a percentage of sales due to lower sales.

Distribution Segment Discussion

            Net sales in 1999 increased 7.8% in this segment primarily due to increased penetration in certain markets with the Company's commodity wood products. Certain other new products introduced in 1998 and 1999 also contributed to 1999 increased sales. The core customer base of this segment is the Manufactured Housing and Recreational Vehicle Industries.

            EBIT in the distribution segment increased 31.8% and as a percentage of sales was 2.5% compared to 2.0% in 1998. Selling and administrative expenses increased over $800,000 in this segment because of increased allocated corporate expenses but remained constant as a percentage of sales.

Wood Segment Discussion

            Net sales decreased by $7.2 million, or 14.1%, in 1999. The 1998 sales increase of $14 million, resulting from the acquisition of a competitor, was not able to be maintained in 1999 due to production problems. Reduced production in the Manufactured Housing industry in the second half of 1999 also caused lower sales levels in certain wood operations.

            Operating losses before interest and taxes in this segment continued at the same level as in 1998, showing 5.9% in both years as a percentage of sales. Each of the cabinet door operations showed operating losses in 1999 because of competitive pricing pressures, reduced volumes, and one operation closing certain facilities and consolidating production into one location. The wood segments not producing cabinet doors showed improvement in operations and were profitable in 1999. Selling and administrative expenses were lower by $119,000 and based on lower sales were 7.6% of sales as compared to 6.7% in 1998.

            The cabinet door operations are being reviewed by management to determine if changes of different production methods and management implemented in late 1999 will return these facilities to profitability. Alternatives that management will consider in 2000 to reduce operating losses and return this segment to profitability include changing the customer and product base, plant closings, plant relocations, and/or further plant consolidations. Any of these methods may result in one time expenses when implemented.

Other Segment Discussion

            Sales were 5.1% less in 1999 in this segment because the Metals operation lost production days caused by required equipment maintenance, and the Company's machinery company was being utilized for more intercompany production than in 1998.

            EBIT in this segment was lower by approximately $2 million and as a percentage of sales went from 6.7% in 1998 to 4.0% in 1999. Reduced volumes in the metal manufacturing operation and machinery manufacturing operation reduced their profitability. The pleated shade operation had operating profits affected by inefficiencies caused by producing at levels over capacity and also incurring start-up costs related to an expansion project. A 1998 thermoforming start-up operation failed to reach profitability in 1999. Selling and administrative expenses for the other segment increased by 5.7% and 0.9% as a percentage of sales.


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

            EBIT in the laminating segment increased 9.3% in 1998 and as a percentage of sales the increase was 0.4%. The segment was able to reduce material costs in most of the larger operations and direct labor and manufacturing expenses would have been less than 1997 except for the costs associated with plant closings and new start-ups. Selling and administrative expenses were higher in 1998 in this segment because of additional personnel and the costs associated with the implementation of information systems.

Distribution Segment Discussion

            Net sales in 1998 increased by 18.5% in the distribution segment primarily because of the growth in both the Manufactured Housing and Recreational Vehicle markets. In addition, the Company introduced some new products for the distribution operations in 1998.

         EBIT generated by the distribution operations in 1998 did not reach the levels of 1997, primarily because of increased allocated corporate expenses to this segment in 1998, resulting in a reduction of approximately $1.6 million to operating income.

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

            EBIT in this business segment for 1998 increased almost 100% over 1997. The addition of the acquired business in late 1997 and the increased sales in certain other operations, while maintaining operating costs, has provided the additional operating income. A new start-up operation in this segment had operating losses for 1998 due to sales below anticipated levels, however, new personnel and equipment have been added to this operation to increase product capabilities to increase sales.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

           The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,060 that began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.

           The Company has an unsecured bank revolving credit agreement that provides loan availability of $10,000,000 with maturity in the year 2003.

           Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with.

           The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, normal recurring capital expenditures, and common stock repurchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.


SEASONALITY

           Manufacturing operations in the Manufactured Housing and Recreational Vehicle Industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.

YEAR 2000 ISSUE

           The Company began a new management information system implementation project 1996, which was fully operational by November, 1999. The project was started because of the need to upgrade all hardware and software to meet capacity and information needs at that time and for the future, and to solve the Year 2000 issue. The new system did solve the Year 2000 issue and no external factors affected the Company.

           The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software system was approximately $7.5 million.


SALE OF PROPERTY

           The Company sold a vacant facility in the first quarter of 1999. This sale resulted in a one-time gain that added approximately $.07 per share to the earnings in the first quarter and the year of 1999.


INFLATION

           The Company does not believe that inflation had a material effect on results of operations for the periods presented.


SAFE HARBOR STATEMENT

           Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995 and are based on a number of assumptions, including but not limited to; (1) continued domestic economic growth and demand for the Company's products; (2) the alternatives discussed in regard to the wood segment; and (3) the Company's belief with respect to its capital expenditures, seasonality and inflation. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2000, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page

(a)      1.       FINANCIAL STATEMENTS

                  Independent auditor's report                          F-1

                  Balance sheets -
                   December 31, 1999 and 1998                           F-2

                  Statements of income-years ended
                    December 31, 1999, 1998, and 1997                   F-3

                  Statements of shareholders' equity-
                   years ended December 31,
                   1999, 1998, 1997                                     F-4

                  Statements of cash flow-
                   years ended December 31,
                   1999, 1998, and 1997                                 F-5

                  Notes to the financial statements                     F-6-19

(a)  2.  FINANCIAL STATEMENT SCHEDULES

                  Independent auditor's report
                   on supplemental schedule & consent                   F-20

                  Schedule II - Valuation and qualifying
                                  accounts and reserves                 F-21


         All other schedules have been omitted as not required, not applicadeemed material or because the information is included in the Notes to Financial Statements.

(a)  3.  EXHIBITS

         The exhibits listed in the accompanying Exhibit Index on pages 45 and 46 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

         A Form 8-K (Item 5) was filed on December 22, 1999 regarding the Board of Directors announcement on December 21, 1999 to renew the Company's Stock Repurchase Program for up to 1,000,000 shares.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                         PATRICK INDUSTRIES, INC



                                         By       Mervin D. Lung
                                           -------------------------------------
                                           Mervin D. Lung, Chairman of the Board
                                           and Chief Executive Officer

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

         Signature                       Title                        Date

 Mervin D. Lung              Chairman of the Board, Chief         March 25, 1999
   Mervin D. Lung            Executive Officer and Director

David D. Lung                President, Chief Operating           March 25, 1999
   David D. Lung             Officer and Director

Keith V. Kankel              Vice President-Finance,              March 25, 1999
   Keith V. Kankel           Principal Accounting
                             Officer and Director

Thomas G. Baer               Director                             March 25, 1999
    Thomas G. Baer

Harold E. Wyland             Director                             March 25, 1999
   Harold E. Wyland

Terrence D. Brennan          Director                             March 25, 1999
   Terrence D. Brennan

Merlin D. Knispel            Director                             March 25, 1999
   Merlin D. Knispel

Dorothy M. Lung              Director                             March 25, 1999
   Dorothy M. Lung

John H. McDermott            Director                             March 25, 1999
   John H. McDermott

Robert C. Timmins            Director                             March 25, 1999
   Robert C. Timmins

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Consolidated balance sheets                                              F-2
   Consolidated statements of income                                        F-3
   Consolidated statements of shareholders' equity                          F-4
   Consolidated statements of cash flows                                    F-5
   Notes to financial statements                                       F-6-F-21
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.









Elkhart, Indiana
January 28, 2000

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

-----------------------------------------------------------------------------------------------

                                                               1999               1998
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                             $       6,686,182 $         3,704,693
   Trade receivables                                            18,498,685          20,767,406
   Inventories                                                  42,039,348          43,498,632
   Prepaid expenses                                                663,189             591,470
                                                        ---------------------------------------

              TOTAL CURRENT ASSETS                              67,887,404          68,562,201

PROPERTY and EQUIPMENT, net                                     49,895,640          50,472,703

Intangible and OTHER ASSETS                                      8,420,056           8,719,759
                                                        ---------------------------------------

                                                         $     126,203,100 $       127,754,663
                                                        =======================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                  $       3,671,428 $         3,985,963
   Accounts payable                                             11,155,999          13,184,295
   Accrued liabilities                                           5,506,326           4,693,559
                                                        ---------------------------------------

              TOTAL CURRENT LIABILITIES                         20,333,753          21,863,817
                                                        ---------------------------------------

LONG-TERM DEBT, less current maturities                         22,457,144          26,128,572
                                                        ---------------------------------------

DEFERRED COMPENSATION obligations                                1,945,058           1,781,491
                                                        ---------------------------------------

DEFERRED TAX LIABILITIES                                         1,900,000           1,674,000
                                                        ---------------------------------------

COMMITMENTS and Contingencies

Shareholders' EQUITY
   Preferred stock, no par value; authorized
      1,000,000 shares
   Common stock, no par value; authorized
      12,000,000 shares; issued 1999 5,595,466
       shares; 1998 5,843,966 shares                            21,389,940          22,117,481
   Retained earnings                                            58,177,205          54,189,302
                                                        ---------------------------------------
                                                                79,567,145          76,306,783
                                                        ---------------------------------------

                                                         $     126,203,100 $       127,754,663
                                                        =======================================



See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

-------------------------------------------------------------------------------------------------------------------

                                                               1999               1998                1997
-------------------------------------------------------------------------------------------------------------------

Net sales                                                $     457,356,260 $       453,518,573 $       410,566,851

Cost of goods sold                                             400,017,287         393,962,419         358,425,516
                                                        -----------------------------------------------------------

              GROSS PROFIT                                      57,338,973          59,556,154          52,141,335
                                                        -----------------------------------------------------------

Operating expenses:
   Warehouse and delivery                                       16,714,651          16,076,212          15,158,001
   Selling, general, and administrative                         27,057,686          26,796,204          22,144,623
                                                        -----------------------------------------------------------
                                                                43,772,337          42,872,416          37,302,624
                                                        -----------------------------------------------------------

              OPERATING INCOME                                  13,566,636          16,683,738          14,838,711

Interest expense, net                                            1,393,346           1,171,967           1,148,955
                                                        -----------------------------------------------------------

              INCOME BEFORE INCOME TAXES (CREDITS)              12,173,290          15,511,771          13,689,756

Federal and state income taxes                                   4,769,000           6,204,700           5,395,800
                                                        -----------------------------------------------------------

              NET INCOME                                 $       7,404,290 $         9,307,071 $         8,293,956
                                                        ===========================================================

Basic earnings per common share                          $            1.30                1.58 $              1.40
                                                        ===========================================================

Diluted earnings per common share                       $             1.29 $              1.57 $              1.39
                                                        ===========================================================




See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

------------------------------------------------------------------------------------------------------------------------------------

                                                                         Preferred      Common          Retained
                                                                           Stock        Stock           Earnings         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                             $             $  22,138,494    $  40,157,165   $  62,295,659
   Net income                                                                                             8,293,956       8,293,956
   Proceeds from the exercise of 1,500 stock options                                        16,125                           16,125
   Repurchase and retirement of 69,500 shares of common stock                            (257,797)        (678,203)       (936,000)
   Dividends on common stock ($.16 per share)                                                             (943,481)       (943,481)
                                                                       -------------------------------------------------------------
Balance, December 31, 1997                                                              21,896,822       46,829,437      68,726,259
   Net income                                                                                             9,307,071       9,307,071
   Proceeds from the exercise of 7,500 stock options                                        80,625                           80,625
   Issuance of 30,000 shares of common stock for stock award plan                          472,500                          472,500
   Repurchase and retirement of 89,300 shares of common stock                            (332,466)      (1,003,262)     (1,335,728)
   Dividends on common stock ($.16 per share)                                                             (943,944)       (943,944)
                                                                       -------------------------------------------------------------
Balance, December 31, 1998                                                              22,117,481       54,189,302      76,306,783
   Net income                                                                                             7,404,290       7,404,290
   Proceeds from the exercise of 2,500 stock options                                        26,875                           26,875
   Issuance of 30,000 shares of common stock for stock award plan                          213,750                          213,750
   Repurchase and retirement of 281,000 shares of common stock                           (968,166)      (2,504,142)     (3,472,308)
   Dividends on common stock ($.16 per share)                                                             (912,245)       (912,245)
                                                                       -------------------------------------------------------------
Balance, December 31, 1999                                             $             $  21,389,940       58,177,205   $  79,567,145
                                                                       =============================================================

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

-------------------------------------------------------------------------------------------------------------------

                                                                  1999               1998              1997
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING Activities
   Net income                                               $       7,404,290 $        9,307,071 $       8,293,956
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 8,904,059          7,580,928         5,780,713
      Deferred income taxes                                           226,000            567,000         (243,000)
      (Gain) loss on sale of property and equipment                 (643,446)             32,184         (254,927)
      Other                                                           163,567            365,489
      Change in assets and liabilities:
        Decrease (increase) in:
           Trade receivables                                        2,268,721        (2,876,930)       (1,024,045)
           Inventories                                              1,459,284        (8,278,080)         6,279,132
           Prepaid expenses                                          (71,719)             39,523         (204,174)
        Increase (decrease) in:
           Accounts payable and accrued liabilities               (2,406,709)          3,144,893          (49,892)
           Income taxes payable                                       780,206          (397,579)           577,920
                                                            -------------------------------------------------------
              NET CASH PROVIDED BY OPERATING
                  ACTIVITIES                                       18,084,253          9,484,499        19,155,683
                                                            -------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                           (7,505,350)        (8,242,644)      (12,095,357)
   Investment in marketable securities                                                                   4,400,000
   Acquisition of businesses, net of cash                                            (2,581,490)       (6,797,316)
   Proceeds from sale of property and equipment                       879,556             68,120           372,721
   Other                                                            (399,042)          (364,000)         (312,377)
                                                            -------------------------------------------------------
              NET CASH (USED IN) INVESTING
                  ACTIVITIES                                      (7,024,836)       (11,120,014)      (14,432,329)
                                                            -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under long-term debt agreements                                          5,214,483
   Principal payments on long-term debt                           (3,985,963)        (1,253,683)       (1,136,309)
   Proceeds from exercise of common stock options                      26,875             80,625            16,125
   Repurchase of common stock                                     (3,054,421)        (1,335,728)         (936,000)
   Cash dividends                                                   (919,158)          (943,944)         (943,481)
   Other                                                            (145,261)          (186,716)
                                                            -------------------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                            (8,077,928)          1,575,037       (2,999,665)
                                                            -------------------------------------------------------
              INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                  2,981,489           (60,478)         1,723,689

Cash and cash equivalents, beginning                                3,704,693          3,765,171         2,041,482
                                                            -------------------------------------------------------

Cash and cash equivalents, ending                           $       6,686,182 $        3,704,693 $       3,765,171
                                                            =======================================================

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



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

RISKS AND UNCERTAINTIES:

The Company purchases significant amounts of inventory which are commodities from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company's purchases of these items are based on supplier allocations.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly-owned subsidiaries, Harlan Machinery Company, Inc., Patrick Door, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS:

The Company has cash on deposit in financial institutions in amounts which, at times, may be in excess of insurance coverage provided by the Federal Deposit Insurance Corporation.

For purposes of the statement of cash flows, the Company considers overnight repurchase agreements and commercial paper with a maturity of 30 days or less in connection with its sweep account arrangements with its bank to be cash equivalents.

At December 31, 1999, the Company owned marketable debt securities in the total amount of approximately $6,600,000. These available-for-sale debt securities mature in January 2000 and bear interest at a weekly adjusted variable rate which was 5% at December 31, 1999. The securities are stated at fair value which approximated their cost at December 31, 1999. These securities matured and were redeemed on January 24, 2000 and have been classified as a cash equivalent in the accompanying balance sheet.

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

EARNINGS PER COMMON SHARE:

Following is information about the computation of the earnings per share data for the years ended December 31, 1999, 1998, and 1997:


                                                                1999               1998              1997
                                                         --------------------------------------------------------
   Numerator for basic and diluted
      earnings per share, net income                     $        7,404,290 $        9,307,071 $       8,293,956
                                                         ========================================================

   Denominator:
      Weighted average shares, denominator
        for basic earnings per share                              5,714,177          5,902,615         5,921,058

      Effect of dilutive potential common
        shares, employee stock options                               10,867             24,395            29,120
                                                         --------------------------------------------------------

           Denominator for diluted
               earnings per share                                 5,725,044          5,927,010         5,950,178
                                                         ========================================================

   Basic earnings per share                              $             1.30 $             1.58 $            1.40
                                                         ========================================================

   Diluted earnings per share                            $             1.29 $             1.57 $            1.39
                                                         ========================================================


NOTE 1.    BALANCE SHEET DATA

TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 1999 and 1998 are stated net of an allowance for doubtful accounts of $275,000 and $125,000, respectively.

INVENTORIES:
                                               1999              1998
                                        -------------------------------------

   Raw materials                        $       23,286,250 $      26,676,674
   Work in process                               1,555,319         1,278,367
   Finished goods                                4,668,813         3,103,860
   Materials purchased for resale               12,528,966        12,439,731
                                        -------------------------------------
                                        $       42,039,348 $      43,498,632
                                        =====================================

PROPERTY AND EQUIPMENT:
                                                   1999              1998
                                         -------------------------------------

   Land and improvements                 $        3,601,733 $       3,645,568
   Buildings and improvements                    23,975,663        24,711,921
   Machinery and equipment                       56,670,702        49,911,446
   Transportation equipment                       2,666,259         2,780,895
   Leasehold improvements                         3,536,046         3,478,016
                                         -------------------------------------
                                                 90,450,403        84,527,846
   Less accumulated depreciation                 40,554,763        34,055,143
                                         -------------------------------------
                                         $       49,895,640 $      50,472,703
                                         =====================================

INTANGIBLE AND OTHER ASSETS:

   Goodwill, at amortized cost           $        4,706,976 $       5,152,022
   Cash value of life insurance                   2,630,923         2,231,879
   Other                                          1,082,157         1,335,858
                                         -------------------------------------
                                         $        8,420,056 $       8,719,759
                                         =====================================

ACCRUED LIABILITIES:

   Payroll and related expenses          $        2,445,031 $       2,127,462
   Property taxes                                   973,600           919,908
   Other                                          2,087,695         1,646,189
                                         -------------------------------------
                                         $        5,506,326 $       4,693,559
                                         =====================================


NOTE 1.     PLEDGED ASSETS AND LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 is as follows:


                                                                          1999              1998
                                                                   -------------------------------------

   Senior Notes, insurance company                                 $       15,428,572 $      18,000,000
   Indiana Development Finance Authority Bonds                              2,100,000         2,400,000
   State of Oregon Economic Development Revenue Bonds                       4,000,000         4,400,000
   State of North Carolina Economic Development Revenue Bonds
      Bonds                                                                 4,600,000         5,000,000
   Other                                                                                        314,535
                                                                   -------------------------------------
                                                                           26,128,572        30,114,535
   Less current maturities                                                  3,671,428         3,985,963
                                                                   -------------------------------------
                                                                   $       22,457,144 $      26,128,572
                                                                   =====================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The annual principal installments of $2,571,428 commenced on September 15, 1999 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (5.6% at December 31, 1999). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (5.6% at December 31, 1999). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (5.6% at December 31, 1999). Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The Company has an unsecured revolving credit agreement which allows borrowings up to $10,000,000 or a borrowing base defined in the agreement and which expires on February 28, 2003. Interest on this note is at either prime or the Eurodollar rate plus .75%. The Company pays .25% of the unused portion of the revolving line. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth.

Aggregate maturities of long-term debt for each of the years ending December 31, 2000 through 2004 is $3,671,428 and thereafter $7,771,432.

In addition, the Company is contingently liable for standby letters of credit of approximately $13,000,000 in support of bonds payable and to meet credit policies of certain suppliers.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 1999, 1998, and 1997 was approximately $1,550,000, $1,640,000, and $1,720,000 respectively.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS




NOTE 1.     EQUITY TRANSACTIONS

STOCK OPTIONS EXERCISED:

Common stock sold to key employees through the exercise of stock options resulted in a tax deduction for the Company equivalent to the taxable income recognized by the employee. For financial reporting purposes, the tax benefit resulting from this deduction, if material, along with the proceeds from the exercise of the options, is accounted for as an increase to common stock.

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


NOTE 1.     COMMITMENTS AND RELATED PARTY LEASES

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

The total minimum rental commitment at December 31, 1999 under the leases mentioned above is approximately $8,510,000 which is due approximately $3,076,000 in 2000, $2,032,000 in 2001, $1,460,000 in 2002, $995,000 in 2003,
$697,000 in 2004, and $250,000 thereafter.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


The total rent expense included in the statements of income for the years ended December 31, 1999, 1998, and 1997 is approximately $4,100,000, $3,900,000, and
$3,400,000 respectively, of which approximately $1,300,000 each year was paid to the chairman/major shareholder.


NOTE 1.     MAJOR CUSTOMERS

Net sales for the year ended December 31, 1999 included sales to two customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 11.9% and 10.4%.

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

The balances due from these customers at December 31, 1999 and 1998 were not significant to the total trade receivables balance.


NOTE 1.     INCOME TAX MATTERS

Federal and state income taxes for the years ended December 31, 1999, 1998, and 1997, all of which are domestic, consist of the following:

                                1999             1998              1997
                           ----------------------------------------------------
   Current:
      Federal              $      3,600,000 $       4,704,700 $      4,987,400
      State                         943,000           933,000          651,400
   Deferred                         226,000           567,000        (243,000)
                           ----------------------------------------------------
                           $      4,769,000 $       6,204,700 $      5,395,800
                           ====================================================

The provisions for income taxes for the years ended December 31, 1999, 1998, and 1997 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 35% to income before income taxes. A reconciliation of the differences is as follows:

                                       1999            1998          1997
                                  ----------------------------------------------

   Rate applied to pretax income  $      4,260,000 $     5,430,000 $   4,791,400
   State taxes, net of federal
      tax benefit                          550,000         706,000       558,400
   Other                                  (41,000)          68,700        46,000
                                  ----------------------------------------------
                                  $      4,769,000 $     6,204,700 $   5,395,800
                                  ==============================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



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

The composition of the deferred tax assets and liabilities at December 31, 1999 and 1998 is as follows:


                                                          1999              1998
                                                   -------------------------------------
   Gross deferred tax liability,
      accelerated depreciation                     $      (3,926,000) $     (3,482,000)
                                                   -------------------------------------
   Gross deferred tax assets:
      Trade receivables allowance                  A          109,000            48,000
      Inventory capitalization                                320,000           323,000
      Accrued expenses                             V          641,000           662,000
      Deferred compensation                        D          768,000           686,000
      Unvested stock awards                                   155,000            54,000
      Other                                                    33,000            35,000
                                                   -------------------------------------
                                                            2,026,000         1,808,000
                                                   -------------------------------------
        Net deferred tax liabilities               $      (1,900,000) $     (1,674,000)
                                                   =====================================


NOTE 1.     SELF-INSURED PLANS

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The total annual aggregate liability was approximately $3,200,000 at December 31, 1999. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self insured for its workers' compensation liability. The Company is responsible for a per occurrence limit amount not to exceed approximately $1,600,000 in aggregate annually. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company has accrued an estimated liability for these benefits based upon claims incurred.


NOTE 1.     COMPENSATION PLANS

DEFERRED COMPENSATION OBLIGATIONS:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $2,170,000 $2,200,000 and $1,980,000 for the years ended December 31, 1999, 1998, and 1997 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 1999, 1998, and 1997 were immaterial.

STOCK OPTION PLAN:

At December 31, 1999, the Company has a stock option plan with shares of common stock reserved for options to key employees. As permitted under generally accepted accounting principles, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:
                                              1999          1998         1997
                                       -----------------------------------------
 Net income:
     As reported                       $   7,404,290 $   9,307,071 $  8,293,956
     Pro forma                             7,060,174     9,307,071    8,293,956

 Primary earnings per share:
     As reported                       $        1.30 $        1.58 $       1.40
     Pro forma                                  1.24          1.58         1.40

 Fully diluted earnings per share:
     As reported                       $        1.29 $        1.57 $       1.39
     Pro forma                                  1.23          1.57         1.39

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1999: dividend rate of 1.25% for all years; risk-free interest rate of 5.25%; expected lives of five years; and price volatility of 64%.

The effects of applying of applying FASB Statement No. 123 in the above proforma disclosures are not indicative of future amounts as they do not include the effects of awards granted prior to 1996, which would have had income statement effects in 1998 and 1997 due to the five year vesting period associated with fixed stock option awards.

Following is a summary of transactions of granted shares under option for the years ended December 31, 1999 and 1998:


                                                     1999                           1998
                                            ----------------------------------------------------------
                                                          WEIGHTED                        Weighted
                                                          AVERAGE                         Average
                                                          EXERCISE                        Exercise
                                            SHARES         PRICE            Shares         Price
                                            ----------------------------------------------------------

   Outstanding, beginning of year               88,500      $10.75            96,000        $10.75
      Issued during the year                   352,500        14.75                             -
      Canceled during the year                (21,000)        10.75                             -
      Exercised during the year                (2,500)        10.75          (7,500)          10.75
                                            ----------------------------------------------------------
   Outstanding, end of year                    417,500      $14.13            88,500        $10.75
                                            ==========================================================

   Eligible, end of year for exercise           65,000      $10.75            88,500        $10.75
                                            ==========================================================

   Weighted average fair value of options
      granted during the year                                $7.26
                                                       ===============


A further summary about fixed options outstanding at December 31, 1999 is as follows:


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
                                       Number       Contractual      Exercise         Number         Exercise
                                    Outstanding        Life            Price        Exercisable        Price
                                   -------------------------------------------------------------------------------

   Exercise price of $10.75                65,000       0.5           $10.75          65,000          $10.75
                                   ===============================================================================

   Exercise price of $14.75               352,500       9.5           $14.75
                                   ===============================================================================


These options were included in computing diluted earnings per common share as shown on the consolidated statements of income.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


STOCK AWARD PLAN:

The Company has adopted a stock award plan for the five existing non-employee directors. Grants awarded during May 1999 and May 1998 of 6,000 shares each year are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period.


NOTE 1.     BUSINESS COMBINATION

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS




NOTE 1.     CASH FLOWS INFORMATION

Supplemental information relative to the statements of cash flows for the years ended December 31, 1999, 1998, and 1997 is as follows:


                                                                1999               1998              1997
                                                         --------------------------------------------------------
   Supplemental disclosures of cash flows information:
      Cash payments for:
        Interest                                         $        1,597,626 $        1,621,879 $       1,720,934
                                                         ========================================================

        Income taxes                                     $        4,850,244 $        6,359,279 $       5,360,319
                                                         ========================================================


      Business acquisitions:
        Cash purchase price                              $                  $        2,581,490 $       6,797,316
                                                         ========================================================

        Working capital acquired                         $                  $        1,081,490 $       2,455,644
        Fair value of long-lived assets acquired                                     1,500,000         4,341,672
                                                         --------------------------------------------------------
                                                         $                  $        2,581,490 $       6,797,316
                                                         ========================================================


The changes in assets and liabilities in arriving at net cash provided by operating activities are net of amounts related to acquisitions.


NOTE 1.     UNAUDITED INTERIM FINANCIAL INFORMATION

Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share data):


                                                                     Quarter Ended
                                            ---------------------------------------------------------------------
                                                March 31,         June 30,      September 30,     December 31,
                                                                            1999
                                            ---------------------------------------------------------------------

   Net sales                                $         107,352 $        123,029 $        116,981 $        109,994
   Gross profit                                        13,984           16,274           13,490           13,591
   Net income                                           2,211            2,659            1,337            1,197
   Earnings per common share                             0.38             0.47             0.23             0.21
   Weighted average common
      shares outstanding                            5,786,480        5,685,715        5,695,539        5,690,237



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



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


NOTE 1.     SEGMENT INFORMATION

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and production/distribution process. The Company's reportable segments are as follows:

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

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except as described below. Segment data includes intersegment revenues, as well as a charge allocating a majority of the corporate costs to each of its operating segments. Assets are identified with the segments with the exception of cash, and land and buildings, which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, earnings before interest and taxes (EBIT), and total identifiable assets.

At December 31, 1999, the Company changed its policy to record accounts receivable as a segment asset rather than a corporate asset. Segment data as of December 31, 1998 and 1997 has been restated accordingly.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS


The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 1999, 1998, and 1997. Segment information for earlier years has been presented to conform with the requirements of FASB No. 131 (dollars in thousands).


                               Laminating      Distribution         Wood             Other            Total
                            --------------------------------------------------------------------------------------
                                                                    1999
                            --------------------------------------------------------------------------------------
   Sales                    $        185,300 $        185,053 $         42,458 $          43,747 $        456,558
   Sales, intersegment                 6,733               51            1,209            21,381           29,374
                            --------------------------------------------------------------------------------------
      Total sales                    192,033          185,104  0        43,667  0         65,128  0       485,932

   Cost of goods sold                171,288          167,507           41,639            55,184          435,618

   EBIT                                5,229            4,588          (2,572)             2,623            9,868

   Identifiable assets                39,738           21,545           11,962            14,175           87,420

   Depreciation                        2,398              437            1,630             1,360            5,825

                                                                    1998
                            --------------------------------------------------------------------------------------

   Sales                    $        190,204 $        171,700 $         45,019 $         45,717 $         452,640
   Sales, intersegment                 8,244                             5,834           22,924            37,002
                            --------------------------------------------------------------------------------------
      Total sales                    198,448          171,700           50,853           68,641           489,642

   Cost of goods sold                174,673          156,303           49,061           57,020           437,057

   EBIT                                8,289            3,480          (3,019)            4,590            13,340

   Identifiable assets                40,855           21,985           13,389           13,831            90,060

   Depreciation                        1,982              367            1,349            1,254             4,952




PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



                               Laminating      Distribution         Wood            Other             Total
                            --------------------------------------------------------------------------------------
                                                                    1997
                            --------------------------------------------------------------------------------------

   Sales                    $        193,399 $        144,870 $         34,936 $         36,512 $         409,717
   Sales, intersegment                 7,804               11            1,630           18,348            27,793
                            --------------------------------------------------------------------------------------
      Total sales                    201,203          144,881           36,566           54,860           437,510

   Cost of goods sold                179,297          131,185           34,831           47,125           392,438



   EBIT                                7,582            3,700          (2,250)            2,299            11,331

   Identifiable assets                35,956           15,462           11,359           14,339            77,116

   Depreciation                        1,560              272            1,071              917             3,820




A reconciliation of total segment sales, cost of goods sold, and EBIT to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 1999, 1998, and 1997 is as follows (dollars in thousands):


                                                                1999               1998              1997

                                                         --------------------------------------------------------
   Sales:
      Total sales for reportable segments                $          485,932 $          489,642 $         437,510
      Elimination of intersegment revenue                          (28,576)           (36,123)          (26,943)
                                                         --------------------------------------------------------
        Consolidated sales                               $          457,356 $          453,519 $         410,567
                                                         ========================================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS



                                                                1999               1998              1997
                                                         --------------------------------------------------------
   Cost of goods sold:
      Total cost of goods sold for reportable
        segments                                         $          435,618 $          437,057 $         392,438
      Elimination of intersegment cost of goods
           sold                                                    (28,576)           (36,123)          (26,943)
      Consolidation reclassifications                               (2,890)            (2,858)           (2,795)
      Corporate incentive agreements                                (3,681)            (3,740)           (3,484)
      Other                                                           (454)              (373)             (790)
                                                         --------------------------------------------------------
           Consolidated cost of goods sold               $          400,017 $          393,963 $         358,426
                                                         ========================================================

   Earnings before interest and taxes (EBIT):
      EBIT for reportable segments                       $            9,868 $           13,340 $          11,331
      Corporate incentive agreements                                  3,681              3,740             3,484
      Consolidation reclassifications                                 (780)              (173)             (142)
      Gain (loss) on sale of property
        and equipment                                                   643               (32)               254
      Other                                                             154              (191)              (88)
                                                         --------------------------------------------------------
           Consolidated EBIT                             $           13,566 $           16,684 $          14,839
                                                         ========================================================

   Consolidated assets:
      Identifiable assets for reportable segments        $           87,420 $           90,060 $          77,116
      Corporate property and equipment                               24,693             24,541            22,268
      Current assets not allocated to segments                        6,035              4,589             5,002
      Intangible and other assets not allocated
        to segments                                                   8,420              8,720             7,862
      Consolidation eliminations                                      (365)              (155)              (60)
                                                         --------------------------------------------------------
           Consolidated assets                           $          126,203 $          127,755 $         112,188
                                                         ========================================================

   Depreciation and amortization:
      Depreciation for reportable segments               $            5,825 $            4,952 $           3,820
      Corporate depreciation and amortization                         3,079              2,629             1,961
                                                         --------------------------------------------------------
           Consolidated depreciation                     $            8,904 $            7,581 $           5,781
                                                         ========================================================


NOTE 1.     SUBSEQUENT EVENT

From January 1, 2000 through January 28, 2000, the Company repurchased 221,700 shares of common stock for approximately $2,374,000.

                       INDEPENDENT AUDITOR'S REPORT ON THE
                        SUPPLEMENTAL SCHEDULE AND CONSENT


To the Board of Directors
Patrick Industries, Inc.
Elkhart, Indiana


Our audits of the consolidated financial statements of Patrick Industries, Inc. and Subsidiaries included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 1999. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated January 28, 2000, with respect to the consolidated financial statements and schedule of Patrick Industries, Inc. and Subsidiaries included in this Annual Report on Form 10-K for the year ended December 31, 1999.






                                                         McGLADREY & PULLEN, LLP



Elkhart, Indiana
March 29, 2000

PATRICK INDUSTRIES, INC.


AND SUBSIDIARIES





                                  SCHEDULE II


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


December 31, 1997, 1998, and 1999
-------------------------------------------------------------------------------------------------------------------






                                           Balance At                            Deductions         Balance At
                                           Beginning          Charged To            From              Close
                                           Of Period          Operations          Reserves          Of Period
-------------------------------------------------------------------------------------------------------------------

 Allowance for doubtful accounts

     - deducted from trade receiv-

     ables, in the balance sheets:
                                       $$          80,000 $          168,514 $          123,515 $          125,000
     1997
                                       ============================================================================

                                      $          125,000 $          235,000 $          235,000 $          125,000
     1998
                                       ============================================================================

                                       $          125,000 $          268,595 $          118,595 $          275,000
     1999
                                       ============================================================================



                                INDEX TO EXHIBITS

Exhibit Number                   Exhibits
--------------                   --------

    3(a) -Amended Articles of Incorporation of the Company as further amended (filed as Exhibit 3(a) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

    3(b) -By-Laws of the Company (filed as Exhibit 3(b) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

    3(c)      - Preferred Share Purchase Rights Agreement (filed
              April 3, 1996 on Form 8-A and incorporated herein by reference)

    10(a) -Second Amendment to February 2, 1994 Credit Agreement, dated as of June 26, 1995 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

    10(b) -Note Agreement, dated September 1, 1995, between the Company and Nationwide Life Insurance Company (filed as Exhibit 10(b) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

    10(c) -Commercial Lease and Option to Purchase dated as of October 1, 1995 between Mervin Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(c) to the Company's Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference)

    10(d) -First Amendment to Credit Agreement, dated as of October 27, 1994 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

    10(e) -Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(b) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

    10(f)     -Credit Agreement dated as of February 2, 1994 among the
              Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

Exhibit Number             Exhibits
--------------             --------

    10(g) -Loan Agreement dated as of November 1, 1991 between the Company and the Indiana Development Finance Authority, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(c) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

    *10(h) -Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

    *10(i)    -Patrick Industries, Inc. 401(k) Employee Savings Plan (filed as
              Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

    *10(j)    -Form of Employment Agreements with Executive Officers (filed as
              Exhibit 10(e) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

    *10(k) -Form of Deferred Compensation Agreements with Executive Officers (filed as Exhibit 10(f) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)

    10(l)     -Commercial Lease and dated as of October 1, 1994 between Mervin
              D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(k) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

    10(m) -Commercial Lease dated September 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(l) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

    10(n) -Commercial Lease dated November 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(m) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)

    10(o)** -Commercial Lease dated October 1, 1999 between Mervin D. Lung, as lessor, and the Company, as lessee

    12**      -Computation of Operating Ratios

    23 -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-20)

    27**      -Financial Data Schedule

 *Management contract or compensatory plan or arrangement
**Filed herewith