Form 10-K405/A
period 1999-12-31
PATRICK INDUSTRIES INC
filed 2000-04-13
CIK 76605

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



EXPLANATORY NOTE:   This Amendment is being filed to add the correct date to
                    the signature page.

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

         Signature                       Title                        Date

 Mervin D. Lung              Chairman of the Board, Chief         March 23, 2000
   Mervin D. Lung            Executive Officer and Director

David D. Lung                President, Chief Operating           March 23, 2000
   David D. Lung             Officer and Director

Keith V. Kankel              Vice President-Finance,              March 23, 2000
   Keith V. Kankel           Principal Accounting
                             Officer and Director

Thomas G. Baer               Director                             March 23, 2000
    Thomas G. Baer

Harold E. Wyland             Director                             March 23, 2000
   Harold E. Wyland

Terrence D. Brennan          Director                             March 23, 2000
   Terrence D. Brennan

Merlin D. Knispel            Director                             March 23, 2000
   Merlin D. Knispel

Dorothy M. Lung              Director                             March 23, 2000
   Dorothy M. Lung

John H. McDermott            Director                             March 23, 2000
   John H. McDermott

Robert C. Timmins            Director                             March 23, 2000
   Robert C. Timmins

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