Form 10-Q
period 2000-03-31
PATRICK INDUSTRIES INC
filed 2000-05-12
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

Shares of Common Stock Outstanding as of April 30, 2000:  5,273,266

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 2000 & December 31, 1999                                       3

  Unaudited Condensed Statements of Income
    Three Months Ended March 31, 2000 & 1999                                 4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 2000 & 1999                                 5

  Notes to Unaudited Condensed Financial Statements                          6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      8

PART II:  Other Information                                                 13

  Signatures                                                                14

PART I:  FINANCIAL INFORMATION


                            PATRICK INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                                         (Unaudited)
                                                          MARCH 31        DECEMBER 31
                                                           2000              1999
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $    380,722   $  6,686,182
  Trade receivables                                       25,833,400     18,498,685
  Inventories                                             45,700,435     42,039,348
  Prepaid expenses                                           765,055        663,189
                                                        ------------   ------------
         Total current assets                             72,679,612     67,887,404
                                                        ------------   ------------

PROPERTY AND EQUIPMENT, at cost                           91,887,941     90,450,403
  Less accumulated depreciation                           48,671,692     40,554,763
                                                        ------------   ------------
                                                          43,216,249     49,895,640
                                                                       ------------

DEFERRED TAX ASSETS                                          754,000          - - -
                                                        ------------   ------------

INTANGIBLE AND OTHER ASSETS                                6,724,023      8,420,056
                                                                       ------------

         Total assets                                   $123,373,884   $126,203,100
                                                        ============   ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                  $  3,671,428   $  3,671,428
  Accounts payable, trade                                 19,969,236     11,155,999
  Accrued liabilities                                      4,073,581      5,506,326
                                                        ------------   ------------
Total current liabilities                                 27,714,245     20,333,753
                                                        ------------   ------------

LONG-TERM DEBT, less current maturities                   22,457,144     22,457,144
                                                        ------------   ------------

DEFERRED COMPENSATION OBLIGATIONS                          1,982,252      1,945,058
                                                        ------------   ------------

DEFERRED TAX LIABILITIES                                       - - -      1,900,000
                                                        ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock                                            20,245,333     21,389,940
  Retained earnings                                       50,974,910     58,177,205
                                                        ------------   ------------
         Total shareholders' equity                       71,220,243     79,567,145
                                                        ------------   ------------

           Total liabilities and shareholders' equity   $123,373,884   $126,203,100
                                                        ============   ============

See accompanying notes to Unaudited Condensed Financial Statements.




                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31

                                                                          2000              1999

NET SALES                                                             $  99,824,073    $ 107,352,034
                                                                      -------------    -------------

COST AND EXPENSES
  Cost of goods sold                                                     89,070,610       93,368,182
  Warehouse and delivery expenses                                         4,106,037        3,832,100
  Selling, general, and administrative expenses                           6,861,282        6,131,461
  Impairment charges                                                      6,937,163            - - -
  Interest expense, net                                                     313,633          366,335
                                                                      -------------    -------------
                                                                        107,288,725      103,698,078
                                                                      -------------    -------------


INCOME (LOSS) BEFORE INCOME TAXES                                        (7,464,652)       3,653,956

INCOME TAXES (CREDIT)                                                    (2,862,300)       1,443,300
                                                                      -------------    -------------

NET INCOME (LOSS) $ (4,602,352)                                       $   2,210,656
                                                                      =============    =============


BASIC AND DILUTED EARNINGS (LOSS)
         PER COMMON SHARE                                             $        (.86)   $         .38
                                                                      =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                5,346,346        5,786,480


See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(4,602,352)   $ 2,210,656
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       2,464,823      2,061,724
    Impairment charges                                                  6,937,163          - - -
    (Gain) loss on sale of fixed assets                                     2,368       (642,876)
    Deferred income taxes                                              (2,654,000)         - - -
    Other                                                                 147,194         37,773

Change in assets and liabilities:
    Decrease (Increase) in:
          Trade receivables                                            (7,334,715)    (9,843,245)
          Inventories                                                  (3,661,087)     1,290,004
          Prepaid expenses                                               (101,866)        18,965
    Increase (Decrease) in:
          Accounts payable and accrued liabilities                      7,787,064      4,042,704
          Income taxes payable                                           (406,572)     1,518,088
                                                                      -----------    -----------
             Net cash provided by (used in) operating activities       (1,421,980)       693,793
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                 (1,097,110)    (1,472,764)
   Proceeds from sale of fixed assets                                       2,000        852,676
   Other                                                                  (22,500)       (21,000)
                                                                      -----------    -----------
             Net cash (used in) investing activities                   (1,117,610)      (641,088)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reacquisition of common stock                                        (3,534,001)    (2,142,830)
  Proceeds from exercise of common stock options                            - - -          5,375
  Principal payments on long-term debt                                      - - -       (157,701)
  Cash dividends paid                                                    (210,549)      (234,321)
  Other                                                                   (21,320)       (36,992)
                                                                      -----------    -----------
             Net cash (used In) financing activities                   (3,765,870)    (2,566,469)
                                                                      -----------    -----------

             Decrease in cash and cash equivalents                     (6,305,460)    (2,513,764)

Cash and cash equivalents, beginning                                    6,686,182      3,704,693
                                                                      -----------    -----------

Cash and cash equivalents, ending                                     $   380,722    $ 1,190,929
                                                                      ===========    ===========

Cash Payments for:
  Interest                                                            $   638,240    $   111,140
  Income taxes                                                            176,611          7,711

See accompanying notes to Unaudited Condensed Financial Statements


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustment for the impairment of certain long-lived assets as discussed in Note 5) necessary to present fairly the financial position as of March 31, 2000, and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Company's December 31, 1999 audited financial statements. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 2000 and December 31, 1999 consist of the following classes:

                                                      March 31   December 31
                                                        2000       1999
           Raw materials                           $26,953,320   $23,286,250
           Work in process                           1,090,056     1,555,319
           Finished                                  5,066,072     4,668,813
                                                   -----------   -----------

              Total manufactured goods              33,109,448    29,510,382

           Distribution products                    12,590,987    12,528,966
                                                   -----------   -----------

              TOTAL INVENTORIES                    $45,700,435   $42,039,348
                                                   ===========   ===========

         The inventories are stated at the  lower of cost,  First-In,  First-Out
         (FIFO) method, or market.

4. Stock options outstanding are immaterial and had no effect on earnings per share.

         Earnings per common share for the three months ended March 31, 2000 and 1999 have been computed based on the weighted average common shares outstanding of 5,346,346 and 5,786,480 respectively.

5. The Company recognized a non-cash accounting charge in the first quarter of 2000 related to an impairment of certain long-lived assets as required by SFAS 121. As a result of the implications of the downturn in the manufactured housing industry, the competitive pricing adversely affecting margins in certain of the Company's operating units, and insufficient efficiency gains from operational changes implemented by management, updated analyses were prepared to determine if there was impairment of any long-lived assets primarily in the Company's Wood and Other Segments. The carrying values of these assets were calculated on the basis of discounted estimated future cash flow and resulted in a charge to operations of $6,937,163 or $.80 per share, net of tax. This charge was recognized as an impairment of assets in the March 31, 2000 financial statements. The SFAS 121 charge had no impact on the Company's 2000 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods.

6. In April 2000 the Company decided to close one of its cabinet door manufacturing facilities and consolidate its operations into other existing facilities. The Company expects to incur restructuring charges of approximately $670,000, most of which is expected to be incurred in the second quarter. Accordingly, no charges have been accrued in the March 31, 2000 financial statements.

7.       The Company's reportable segments are as follows:

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

         The table below presents unaudited information about the revenue and operating income of those segments:


                                                                     THREE MONTHS ENDED MARCH 31, 2000
                                                                     ---------------------------------
                                                                                                        SEGMENT
                              LAMINATING    DISTRIBUTION          WOOD                OTHER              TOTAL
                              ----------    ------------          ----                -----              -----

Net outside sales         $  43,563,694     $  35,874,665     $    9,663,555        $10,722,159        $  99,824,073
Intersegment sales            1,827,626             8,810            271,253          4,938,076            7,045,765
                        -------------------------------------------------------------------------------------------------------
   Total sales            $  45,391,320     $  35,883,475     $    9,934,808        $15,660,235        $ 106,869,838*
                            -----------------------------------------------------------------------------------------

EBIT**                    $     494,138     $     397,038     $   (6,034,164)***    $(1,618,264)***    $  (6,761,252)

Total assets              $  43,481,458     $  23,603,629     $    8,073,637        $15,098,136         $ 90,256,860

                                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                                      ---------------------------------

Net outside sales         $  45,102,806     $  41,205,691     $   10,686,970        $10,182,261         $107,177,728
Intersegment sales            1,617,431             - - -            217,161          5,193,930            7,028,522
                         ---------------------------------------------------------------------------------------------
   Total sales            $  46,720,237     $  41,205,691     $   10,904,131        $15,376,191         $114,206,250*
                             -----------------------------------------------------------------------------------------

EBIT**                    $   2,315,015     $   1,069,655     $     (781,477)       $   598,071         $  3,201,264

Total assets              $  44,248,320     $  24,860,380     $   13,752,313        $18,369,220         $101,230,233


Reconciliation of segment operating income to consolidated operating income

                                                 2000             1999
                                                 ----             ----

EBIT** for segments                          $(6,761,252)   $  3,201,264
Consolidation reclassifications                 (185,163)       (188,798)
Gain (loss) on sale of property
      and equipment                               (2,368)        638,672
Other                                           (202,234)        369,153
                                              -----------     ----------

   Consolidated EBIT**                       $(7,151,017)     $4,020,291
                                              ===========    ===========


    *Does not agree to Financial Statements due to consolidation eliminations. **Earnings before interest and taxes
***The Company recognized a charge in the first quarter 2000 of $5,371,295 and $1,565,868 to the Wood and Other Segments respectively, related to the impairment of long-lived assets as discussed in Note 5 to the March 31, 2000 financial statements.
The identifiable asset values for each segment have been reduced accordingly at March 31, 2000.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $457 million in eight years. The sales in 1999 were 0.8% ahead of the 1998 record year. The increase in sales resulted from the continued strength of both the economy and the manufactured housing and recreational vehicle industries. In the last quarter of 1999 it became apparent that the manufactured housing industry had produced units in excess of the retail demand and consumer credit availability had decreased, resulting in approximately 7.0% decline in production that year. Retail sales lots were overstocked and unit production was reduced. In the first quarter 2000 the industry is down nearly 21% in units shipped and this reduction may continue. The Company's sales were 67% to manufactured housing, 16% to recreational vehicle, and 17% to other industries in 1999. In the first quarter of 2000, the sales are 54% to manufactured housing, 27% to recreational vehicle, and 19% to other industries.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                      Quarterly Ended
                                                           March 31,
                                                      2000       1999

         Net sales                                  100.0%      100.0%
         Cost of sales                               89.2        87.0
         Gross profit                                10.8        13.0
         Warehouse and delivery                       4.1         3.6
         Selling, general & administrative            6.9         5.7
         Impairment charges                           6.9         - -
         Operating income (loss)                     (7.2)        3.7
         Net income (loss)                           (4.6)        2.1


RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

         Net Sales. Net sales decreased by $7.5 million, or 7.0%, from $107.3 million in the quarter ended March 31, 1999 to $99.8 million in the quarter ended March 31, 2000. This decrease was a direct result of an estimated 21% decrease in units shipped and 22% decrease in units produced in the manufactured housing industry in the first quarter 2000.

         Gross Profit. Gross profit decreased by $3.2 million, or 23.1%, from $14.0 million in the first quarter of 1999 compared to $10.8 million in the same quarter in 2000. As a percentage of net sales, gross profit decreased 2.2%, from 13.0% in the first quarter of 1999 to 10.8% in the first quarter 2000. This decrease was due to a 7.0% decrease in consolidated net sales as well as highly competitive market conditions affecting margins. Several of our operations have reduced prices in order to maintain sales which has resulted in lower gross profits.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.3 million, from $3.8 million in the first quarter 1999 to $4.1 million in the first quarter 2000. As a percentage of net sales, warehouse and delivery expenses increased from 3.6% in the first quarter of 1999 to 4.1% in the first quarter 2000. This increase is attributable to lower sales levels and higher shipping costs specifically related to the increase in gasoline prices in the first quarter 2000.

         Selling, General, and Administrative Expenses. For the period ended March 31, 1999, a $0.6 million gain on sale of assets has been included in the selling, general, and administrative expenses. Exclusive on the gain of the sale of assets, selling, general, and administrative expenses increased 1.4% in the quarter ended March 31, 2000 compared to the same period in 1999. These expenses remained fairly constant at $6.8 million for both quarters. As a percentage of net sales however, March 31, 2000 expenses were 6.9% compared to 6.3% for the three-month period ended March 31, 1999.

         Impairment Charges. As discussed in Note 5 of the financial statement, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

         Operating Income (Loss). The Company experienced a quarterly operating loss of $7.2 million compared to operating income in the first quarter of 1999 of $4.0 million. The operating loss in the first quarter of 2000 was due to the factors described above.

         Interest Expense, Net. Interest expense, net of interest income, decreased 14.4% from $366,000 in the first quarter of 1999 to $314,000 in the same period in 2000. This decrease is attributable to more funds invested in the first quarter 2000 as well as lower long-term debt levels due to normal debt service requirements.

         Net Income (Loss). The Company experienced a net operating loss in the first quarter of 2000 of $4.6 million compared to net income of $2.2 million in the period ended March 31, 1999. This decrease is due primarily to the factors described above.


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

         Selling, General, and Administrative Expenses. For the period ended March 31, 1999, a $0.6 million gain on the sale of assets has been included in the selling, general, and administrative expenses. Exclusive on the gain of the sale of assets, selling, general, and administrative expenses increased by approximately $0.5 million, or 8.1%, from $6.3 million in 1998, to $6.8 million in 1999. As a percentage of net sales, selling, general, and administrative expenses increased from 6.0% in 1998 to 6.3% in 1999. Expense increases were partially attributable to the Management Information System implementation expenses and additional personnel required as a result of the growth the Company has experienced over the last several years.

         Operating Income. Operating income increased by approximately $0.7 million because of the gain on the sale of real estate and increased gross profits. As a percentage of net sales, operating income increased from 3.1% in1998 to 3.7% in the 1999 first quarter.

         Interest Expense, Net. Interest expense, net of interest income, increased by approximately $0.1 million in 1999 from $254,000 in 1998 to $366,000 in 1999. The Company's borrowing level increased because of a new industrial revenue bond issued in the third quarter of 1998 and the Company had less invested funds in 1999.

         Net Income. Net income increased by approximately $0.4 million from $1.8 million in the 1998 first quarter to $2.2 million in 1999. This increase is primarily attributable to the factors described above.

BUSINESS SEGMENTS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Laminating Segment Discussion

         Net sales decreased in the first quarter of 2000 by $1.3 million, or 2.8%, from $46.7 million in the period ended March 31, 1999 to $45.4 million in the period ended March 31, 2000. This decline in sales volume was due to approximately 21% less shipments nationwide in the manufactured housing industry and declines over 30% in some of the Company's market areas.

         EBIT declined 78.6% in the laminating segment from $2.3 million in the period ended March 31, 1999 compared to $0.5 million in the period ended March 31, 2000. As a percentage of net sales, EBIT decreased 3.9% from 5.0% in the first quarter 1999 to 1.1% in the first quarter 2000. The ability to increase selling prices in the first quarter of 1999 became more difficult in the second half of that year and in the first quarter of 2000 the Company had to make concessions in pricing to maintain business as a result of the decline in the overall industry.

Distribution Segment Discussion

         Net sales decreased 12.9%, or $5.3 million, from $41.2 million in the first quarter 1999 to $35.9 million in the first quarter 2000. This decrease is due to the decline in units shipped in the manufactured housing industry for which this segment serves.

         EBIT decreased 67.8%, or $673,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

         Net sales decreased 8.9%, or $1.0 million, from $10.9 million in the period ended March 31, 1999 to $9.9 million in the period ended March 31, 2000. This decline is due to the overall decline in the industry as well as some operating divisions choosing not to accept lower margin business.

         The EBIT for the first quarter includes a charge of approximately $5.4 million related to the impairment of certain long lived assets in three of the Company's six Wood segment operating units. Excluding these charges, the EBIT in 2000 of $663,000 is less than the loss experienced in the first quarter of 1999 of $781,000 by $118,000, or 15.2%. As mentioned in Note 6 to the March 31, 2000 consolidated financial statements above, one of the operations that has continued to experience operating losses, will be phased out by mid 2000.

Other Segment Discussion

         Net sales in the Other segment increased by 1.9%, or $284,000, from $15.4 million in the three months ended March 31, 1999 to $15.7 million in the three month period ending March 31, 2000. This increase is primarily attributable to increased sales in the Company's aluminum extrusion division which sells to areas mainly outside the manufactured housing industry.

         The EBIT for the first quarter includes a charge of approximately $1.5 million related to the impairment of certain long-lived assets in one of the Company's seven Other segment operating units. Excluding these charges, the Other segment experienced an EBIT for the first quarter 2000 of $52,000, compared to EBIT in the first quarter 1999 of $598,000. This decrease in operating income was due to one division, which was profitable in 1999, becoming unprofitable in 2000 and another division continuing to lose market share due to operational inefficiencies.


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

         EBIT in the laminating segment increased 14.0% in the 1999 period and as a percentage of sales, the increase was from 4.0% to 5.0%. The Company reduced material costs in most operations by increasing selling prices when raw product costs increased and by reducing the sales of lower margin business.

Distribution Segment Discussion

         Net sales in the 1999 quarter increased by 18.4% in the distribution segment primarily because of the growth in the manufactured housing and recreational vehicle industries, which this segment serves.

         The EBIT from this segment increased by 82.7%. Gross profit margins increased and distribution expenses, selling, general and administrative expenses all decreased as percentages of sales in the 1999 period. These factors and the increased sales provided this positive income change.

Wood Segment Discussion

         Net sales in the wood segment increased by 5.4% in the 1999 first quarter.

         The overall operating results also showed no significant change in the 1999 period, with losses showing a slight reduction as percentages of sale from 7.8% in the 1998 first quarter to 7.2% in the current year. Several operations in this segment had EBIT improvement in the 1999 period, while one operation had EBIT gains offset by the relocation and consolidation of one of its facilities.

Other Segment Discussion

         Net sales in this segment were lower in 1999 by 14% from the first quarter of 1998 primarily because the Company's aluminum extrusion division had to shut down one press for major repairs.

         The EBIT in this segment was lower by 51.5%. The reduced sales in the extrusion operation and inventory cost increases in another division accounted for most of the income reduction.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital  requirements are to meet working capital
needs,   support  its  capital   expenditure   plans,   and  meet  debt  service
requirements.

         The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments that began September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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

YEAR 2000 ISSUE

         The Company began a new management information system implementation project in 1996, which was fully operational by November, 1999. The project was started because of the need to upgrade all hardware and software to meet capacity and information needs at that time and for the future, and to solve the Year 2000 issue. The new system did solve the Year 2000 issue and no external factors affected the Company.

         The total cost of Year 2000 activities cannot be specifically determined because the internal information system project was planned for management and operation purposes and Year 2000 compliance was a benefit of that system. The expenditures of implementing the new information hardware and software system was approximately $8.0 million.

INFLATION

         The Company does not believe that inflation had a material effect on results of operations for the periods presented.

SAFE HARBOR STATEMENT

         Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995 and are based on a number of assumptions, including but not limited to; (1) continued domestic economic growth and demand for the Company's products; and (2) the Company's belief with respect to its capital expenditures, seasonality and inflation. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.

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

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  10(q)  -  First Amendment to Credit  Agreement as  of  January
                            28, 2000 between the Company and Bank One, Indiana, N.A., filed herewith

                    27    Financial Data Schedule

             (b) There were no reports filed on Form 8-K

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PATRICK INDUSTRIES, INC.
                                                  (Company)





Date       May 11, 2000                            /S/Mervin D. Lung
           ------------                           ----------------------
                                                  Mervin D. Lung
                                                  (Chairman of the Board)





Date       May 11, 2000                           /S/David D. Lung
           ------------                           ----------------------
                                                  David D. Lung
                                                  (President)





Date       May 11, 2000                           /S/Keith V. Kankel
           ------------                           ----------------------
                                                  Keith V. Kankel
                                                  (Vice President Finance)
                                                  (Principal Accounting Officer)