Form 10-Q
period 2000-06-30
PATRICK INDUSTRIES INC
filed 2000-08-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                                       OR

(    )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from..................to..................
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

Shares of Common Stock Outstanding as of July 30, 2000:  5,211,166

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    June 30, 2000 & December 31, 1999                                      3

  Unaudited Condensed Statements of Operations
    Three Months Ended June 30, 2000 & 1999, and
    Six Months Ended June 30, 2000 & 1999                                  4

  Unaudited Condensed Statements of Cash Flows
    Six Months Ended June 30, 2000 & 1999                                  5

  Notes to Unaudited Condensed Financial Statements                        6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    9

PART II:  Other Information                                               18

  Signatures                                                              19

PART I:  FINANCIAL INFORMATION
                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                     (Unaudited)       (Note)
                                                       JUNE 30       DECEMBER 31
                                                        2000           1999
    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $    992,171   $  6,686,182
  Trade receivables                                    24,879,923     18,498,685
  Inventories                                          44,284,198     42,039,348
  Prepaid expenses                                        315,117        663,189
                                                     ------------   ------------
    Total current assets                               70,471,409     67,887,404
                                                     ------------   ------------

PROPERTY AND EQUIPMENT, at cost                        92,108,326     90,450,403
  Less accumulated depreciation                        50,045,666     40,554,763
                                                     ------------   ------------
                                                       42,062,660     49,895,640
                                                     ------------   ------------

DEFERRED TAX ASSETS                                       754,000          - - -
                                                     ------------   ------------
                                                                    ------------

INTANGIBLE AND OTHER ASSETS                             6,694,371      8,420,056
                                                     ------------   ------------

    Total assets                                     $119,982,440   $126,203,100
                                                     ============   ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt               $  3,671,428   $  3,671,428
  Accounts payable, trade                              15,215,757     11,155,999
  Accrued liabilities                                   4,921,650      5,506,326
                                                     ------------   ------------
    Total current liabilities                          23,808,835     20,333,753
                                                     ------------   ------------

LONG-TERM DEBT, less current maturities                22,457,144     22,457,144
                                                     ------------   ------------

DEFERRED COMPENSATION OBLIGATIONS                       2,050,190      1,945,058
                                                     ------------   ------------

DEFERRED TAX LIABILITIES                                    - - -      1,900,000
                                                     ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock                                         20,177,500     21,389,940
  Retained earnings                                    51,488,771     58,177,205
                                                     ------------   ------------
    Total shareholders' equity                         71,666,271     79,567,145
                                                     ------------   ------------

      Total liabilities and shareholders' equity     $119,982,440   $126,203,100
                                                     ============   ============

NOTE:        The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date.

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30                         JUNE 30

                                                      2000              1999            2000             1999

NET SALES                                         $ 100,902,440   $ 123,029,266   $ 200,726,513    $ 230,381,300
                                                  -------------   -------------   -------------    -------------


COST AND EXPENSES
  Cost of goods sold                                 88,336,721     106,759,213     177,407,331      200,127,395
  Warehouse and delivery expenses                     3,957,873       4,369,909       8,063,910        8,202,009
  Selling, general, and administrative expenses       6,460,527       7,183,881      13,321,809       13,315,342
  Impairment charges                                    - - -           - - -         6,937,163           - - -
  Restructuring charges                                 332,342         - - -           332,342           - - -
  Interest expense, net                                 353,622         322,800         667,255          689,135
                                                  -------------   -------------   -------------    -------------

                                                     99,441,085     118,635,803     206,729,810      222,333,881
                                                  -------------   -------------   -------------    -------------


INCOME (LOSS) BEFORE INCOME TAXES                     1,461,355       4,393,463      (6,003,297)       8,047,419

INCOME TAXES (CREDIT)                                   581,300       1,734,600      (2,281,000)       3,177,900
                                                  -------------   -------------   -------------    -------------


NET INCOME (LOSS)                                 $     880,055   $   2,658,863   $  (3,722,297)   $   4,869,519
                                                  =============   =============   =============    =============



BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                                $         .16   $         .47   $       ( .70)   $         .85
                                                  =============   =============   =============    =============


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  5,268,666       5,685,715       5,307,506        5,735,819


See accompanying notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                                                  SIX MONTHS ENDED
                                                                      JUNE 30
                                                               2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (3,722,297)   $  4,869,519
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            4,508,565       4,252,966
     Impairment charges                                       6,937,163           - - -
     (Gain) Loss on sale of property and equipment                9,022         641,096)
     Deferred income taxes                                   (2,654,000)          - - -
     Other                                                      215,132          70,467

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                 (6,381,238)    (13,272,694)
           Inventories                                       (2,244,850)     (4,717,936)
           Prepaid expenses                                     348,072        (138,126)
       Increase (decrease) in:
           Accounts payable and accrued liabilities           3,648,160      11,619,587
           Income taxes payable                                (192,846)      1,586,360
                                                           ------------    ------------
               Net cash provided by operating activities        470,883       3,629,047
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       (1,810,626)     (3,881,608)
  Proceeds from sale of property and equipment                   26,861         861,976
  Other                                                         (45,000)        (42,000)
                                                           ------------    ------------

               Net cash (used in) investing activities       (1,828,765)     (3,061,632)
                                                           ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                            - - -        (308,571)
  Proceeds from exercise of common stock options                  - - -          21,500
  Repurchase of common stock                                 (3,876,939)     (2,537,208)
  Cash dividends paid                                          (437,870)       (464,536)
  Other                                                         (21,320)        (41,173)
                                                           ------------    ------------

               Net cash (used in) financing activities       (4,336,129)     (3,329,988)
                                                           ------------    ------------

               (Decrease) in cash and cash equivalents       (5,694,011)     (2,762,573)

Cash and cash equivalents, beginning                          6,686,182       3,704,693
                                                           ------------    ------------

Cash and cash equivalents, ending                          $    992,171    $    942,120
                                                           ============    ============

Cash Payments for:
  Interest                                                 $    756,509    $    839,468
  Income taxes                                                  429,126       1,793,962

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for the impairment of certain long-lived assets and restructuring charges as discussed in Notes 5 and
       6) necessary to present fairly financial position as of June 30, 2000, and December 31, 1999, and the results of operations and cash flows for the three months and the six months ended June 30, 2000 and 1999.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 1999 audited financial statements. The results of operations for the three month and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on June 30, 2000 and December 31, 1999 consist of the following classes:

                                                  June 30     December 31
                                                   2000          1999

               Raw materials                    $25,739,101   $23,286,250
               Work in process                    2,088,279     1,555,319
               Finished                           4,489,818     4,668,813
                                                -----------   -----------

                     Total manufactured goods   $32,317,198   $29,510,382

               Distribution products             11,967,000    12,528,966
                                                -----------   -----------

                     TOTAL INVENTORIES          $44,284,198   $42,039,348
                                                ===========   ===========

       The inventories are stated at the lower of cost, First-In First-Out
       (FIFO) method, or market.

4. Stock options outstanding are immaterial and had no effect on earnings per share.

       Earnings per common share for the six months ended June 30, 2000 and 1999 have been computed based on the weighted average common shares outstanding of 5,307,506 and 5,735,819 respectively.

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

6. In April, 2000, the Company recorded a restructuring charge based on its decision to close one of its cabinet door manufacturing facilities and consolidate its operation into other existing facilities and due to the relocation of its Fabricated Metals facility. The Company looked at future costs in line with future levels of business and determined that it was not feasible to keep the cabinet door facility open in this particular region. The Company recorded estimated and actual costs related to these restructuring activities of $332,342, most of which will be realized in the third quarter.

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

       The table below presents unaudited information about the revenue and operating income of those segments:

                                          THREE MONTHS ENDED JUNE 30, 2000
                                          --------------------------------
                                                                                          SEGMENT
                      LAMINATING    DISTRIBUTION      WOOD                OTHER            TOTAL
                      ----------    ------------      ----                -----            -----

Net outside sales    $ 43,149,383   $ 38,592,181   $  9,431,905       $  9,731,337      $100,904,806
Intersegment sales      1,435,694         31,643        274,846          4,617,584         6,359,767
                     -------------------------------------------------------------------------------

   Total sales       $ 44,585,077   $ 38,623,824   $  9,706,751       $ 14,348,921      $107,264,573*
                     -------------------------------------------------------------------------------

EBIT**               $  1,318,061   $    727,383   $   (293,022)***   $     54,819***   $  1,807,241


                                          THREE MONTHS ENDED JUNE 30, 1999
                                          --------------------------------

Net outside sales    $ 49,500,790   $ 49,660,494   $ 11,512,130       $ 12,040,940      $122,714,354
Intersegment sales      1,710,739            147        373,740          6,075,396         8,160,022
                     -------------------------------------------------------------------------------

   Total sales       $ 51,211,529   $ 49,660,641   $ 11,885,870       $ 18,116,336      $130,874,376*
                     -------------------------------------------------------------------------------

EBIT**               $  1,795,651   $  1,347,328   $   (793,378)      $  1,057,233      $  3,406,834





                                           SIX MONTHS ENDED JUNE 30, 2000
                                           ------------------------------
                                                                                          SEGMENT
                      LAMINATING    DISTRIBUTION      WOOD                OTHER            TOTAL
                      ----------    ------------      ----                -----            -----

Net outside sales    $ 86,713,077   $ 74,466,846   $ 19,095,460       $ 20,453,496      $200,728,879
Intersegment sales      3,263,320         40,453        546,099          9,555,660        13,405,532
                     -------------------------------------------------------------------------------

   Total sales       $ 89,976,397   $ 74,507,299     19,641,559       $ 30,009,156      $214,134,411*
                     -------------------------------------------------------------------------------

EBIT**               $  1,812,199   $  1,124,421   $ (6,327,188)***   $ (1,563,445)***  $ (4,954,013)

Identifiable assets  $ 42,586,535   $ 22,913,702   $  8,446,227       $ 13,996,003      $ 87,942,467


                                           SIX MONTHS ENDED JUNE 30, 1999
                                           ------------------------------

Net outside sales    $ 94,603,596   $ 90,864,958   $ 22,199,100       $ 22,223,201      $229,890,855
Intersegment sales      3,328,170          1,374        590,901         11,269,326        15,189,771
                     ------------   ------------   ------------       ------------      ------------

   Total sales       $ 97,931,766   $ 90,866,332   $ 22,790,001       $ 33,492,527      $245,080,626*
                     ------------   ------------   ------------       ------------      ------------

EBIT**               $  4,110,666   $  2,416,983   $ (1,574,855)      $  1,655,304      $  6,608,098

Identifiable assets  $ 48,061,525   $ 28,769,102   $ 14,079,146       $ 15,164,454      $106,074,227



Reconciliation of segment operating income to consolidated operating income


                                       3 Months Ended                  6 Months Ended
                                          June  30,                       June 30,
                                     2000           1999            2000          1999
                                     ----           ----            ----           ----

EBIT** for segments               $ 1,807,241    $ 3,406,834    $(4,954,013)   $ 6,608,098
Corporate incentive agreements        342,962      1,119,580        488,372      1,557,334
Consolidation reclassifications      (131,795)      (204,362)      (316,958)      (393,160)
Gain on sale of assets                 (6,654)         2,424         (9,022)       641,096
Other                                (196,777)       391,787       (544,421)       323,186
                                  -----------    -----------    -----------    -----------

   Consolidated EBIT**            $ 1,814,977    $ 4,716,263    $(5,336,042)   $ 8,736,554
                                  ===========    ===========    ===========    ===========


There has been no material change in assets in the above segments.

   *Does not agree to Financial Statements due to consolidation eliminations. **Earnings before interest and taxes.
***The Company recognized a charge in the first quarter 2000 of $5,371,295 and $1,565,868 to the Wood and Other segments, respectively, related to the impairment of long-lived assets as discussed in Note 5 to the June 30, 2000 financial statements. The identifiable asset values for each segment have been reduced accordingly. Additionally, the Company recognized a charge in the second quarter 2000 of $306,473 and $25,869 to the Wood and Other segments, respectively, related to restructuring charges for the closing and consolidation of one of its cabinet door manufacturing facilities and to the relocation of its Fabricated Metals facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $457 million in eight years. The sales in 1999 were 0.8% ahead of the 1998 record year. The increase in sales resulted from the continued strength of both the economy and the manufactured housing and recreational vehicle industries. In the last quarter of 1999 it became apparent that the manufactured housing industry had produced units in excess of the retail demand resulting in approximately 7.0% decline in production that year. Retail sales lots were overstocked and unit production was reduced. Year to date the industry is down nearly 23% in units shipped and produced due to the limited availability of dealer and retail financing and excessive retail inventory levels. These conditions may continue through the end of the year and even into next year. The Company's sales are 55% to manufactured housing, 26% to recreational vehicle, and 19% to other industries.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                         Three Months       Six Months
                                        Ended June 30,     Ended June 30,
                                        2000     1999     2000     1999

Net sales                              100.0%   100.0%   100.0    100.0%
Cost of sales                           87.5     86.8     88.4     86.9
Gross profit                            12.5     13.2     11.6     13.1
Warehouse and delivery                   3.9      3.6      4.0      3.6
Selling, general, & administrative       6.4      5.8      6.6      5.8
Impairment charges                     - - -    - - -      3.5    - - -
Restructuring charges                    0.3    - - -      0.2    - - -
Operating income                         1.8      3.8     (2.7)     3.8
Net income                               0.9      2.2     (1.9)     2.1


RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

       Net Sales. Net Sales decreased by $22.1 million, or 18.0%, from $123.0 million in the quarter ended June 30, 1999 to $100.9 million in the quarter ended June 30, 2000. This decrease was a direct result of an estimated 23% decrease in units shipped and produced in the manufactured housing industry in the first half of 2000.

       Gross Profit. Gross profit decreased by $3.7 million, or 22.8%, from $16.3 million in the second quarter 1999 compared to $12.6 million in the same quarter in 2000. As a percentage of net sales, gross profit decreased 0.8% from 13.2% in the second quarter of 1999 to 12.6% in the second quarter 2000. This decrease was due to an 18% decrease in consolidated net sales as well as highly competitive market conditions affecting margins. Several of our operations have had to reduce margins in order to maintain sales levels which has resulted in lower gross profits.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.4 million from $4.4 million in the second quarter of 1999 to $4.0 million in the second quarter 2000. As a percentage of net sales, warehouse and delivery expenses increased from 3.6% in the second quarter of 1999 to 4.0% in the second quarter 2000. This increase is attributable to lower sales levels and higher shipping costs specifically related to the increase in gasoline prices in the first half of 2000.

       Selling, General, and Administrative Expenses. To make the year to year comparison similar, a $0.3 million restructuring charge has been removed from the selling, general, and administrative expenses discussion for the period ended June 30, 2000. Selling, general, and administrative expenses decreased 10.1%, or, $0.7 million, from $7.2 million for the quarter ended June 30, 1999 compared to $6.5 million for the quarter ended June 30, 2000. As a percentage of net sales, however, June 30, 2000 expenses were 6.4% compared to 5.8% for the same three-month period ended June 30, 1999.

       Restructuring Charges. As discussed in Note 6 of the financial statements, the Company recognized a restructuring charge of $332,000 in the second quarter of 2000.

       Operating Income. Operating income decreased $2.9 million from $4.7 million in the quarter ended June 30, 1999 to $1.8 million in the quarter ended June 30, 2000. The decrease in operating income in the second quarter of 2000 was due to the factors described above.

       Interest Expense, Net. Interest expense, net of interest income, increased 9.6% from $323,000 in the second quarter of 1999 to $354,000 in the same period in 2000. This slight increase is attributable to less being invested in the second quarter 2000.

       Net Income. Net income decreased $1.8 million, or 67%, for the quarter ended June 30, 2000 compared to the same quarter in 1999. As a percentage of net sales, net income decreased 1.3% from 2.2% in the second quarter of 1999 to 0.9% in the second quarter of 2000. This decrease is due primarily to the factors described above.

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

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

       Net Sales. Net sales decreased $29.7 million, or 12.9%, from $230.3 million for the six months ended June 30, 1999 to $200.7 million for the six months ended June 30, 2000. This decrease is attributable to the decline in the number of units shipped and produced in the manufactured housing industry. The Company's sales in the first six months of fiscal 2000 are 55% to manufactured housing, 26% to recreational vehicle, and 19% to other industries.

       Gross Profit. Gross profit decreased 22.9%, or $6.9 million, from $30.3 million in the first six months of 1999 to $23.3 million in the first six months of 2000. As a percentage of net sales, gross profit decreased 1.5% from 13.1% in the six months ended June 30, 1999 to 11.6% in the six months ended June 30, 2000. This decrease is attributable to the 12.9% reduction in sales for the six month period as well as highly competitive pricing pressures forcing the Company to reduce prices to maintain certain business.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased 1.7%, or $138,000, from $8.2 million in 1999 to $8.1 million in the first six months of 2000. As a percentage of net sales, warehouse and delivery expenses increased 0.5% from 3.5% in 1999 to 4.0% in the six months ended June 30, 2000. This increase as a percentage of net sales is due to higher fuel costs for the first half of fiscal 2000.

       Selling, General, and Administrative Expenses. For the six months ended June 30, 2000, a $6.9 million impairment charge and a $0.3 million restructuring charge has been included in the selling, general, and administrative expenses. For the six months ended June 30, 1999, a $0.6 million gain on sale of assets has been included in the selling, general, and administrative expenses. Exclusive of the impairment charges, restructuring charges, and gain on sale of assets, selling, general, and administrative expenses decreased $634,000 from $13.9 million in the six months ended June 30, 1999 to $13.3 million in the same period ending June 30, 2000. As a percentage of net sales, however, June 30, 2000 expenses were 6.6% compared to 6.1% for the six months ended June 30, 1999. This increase as a percentage of net sales was due primarily to the 13% decrease in net sales for the six months ended June 30, 2000.

       Impairment Charges. As discussed in Note 5 of the financial statement, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

       Restructuring Charges. As discussed in Note 6 of the financial statements, the Company recognized restructuring charges of $332,000 in the second quarter of 2000.

       Operating Income (Loss). The Company experienced an operating loss of $5.3 million for the six months ended June 30, 2000 compared to operating income of $8.7 million for the six months ended June 30, 1999. The operating loss in the six months ended June 30, 2000 is due primarily to the factors described above.

       Interest Expenses, Net. Interest expense, net of interest income remained fairly constant at $0.7 million for the six months ended June 30, 2000 and 1999.

       Net Income (Loss). The Company experienced a net loss for the six months ended June 30, 2000 of $3.7 million compared to net income of $4.9 million in the same period in 1999. This decrease is due primarily to the factors described above.

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

BUSINESS SEGMENTS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Laminating Segment Discussion

       Net sales decreased in the second quarter of 2000 by $6.6 million, or 12.9%, from $51.2 million in the period ended June 30, 1999 to $44.6 million in the period ended June 30, 2000. This decline in sales volume was due to roughly 23% less shipments nationwide in the manufactured housing industry.
       EBIT declined 26.6% in the laminating segment from $1.8 million in the period ended June 30, 1999 compared to $1.3 million in the period ended June 30, 2000. As a percentage of net sales, EBIT decreased 0.6% from 3.5% in the second quarter 1999 to 3.0% in the second quarter 2000. The ability to increase selling prices in the first half of 1999 became more difficult in the second half of 1999 and the first half of 2000 due to the Company having to make concessions in pricing to maintain business as a result of the decline in the overall industry.

Distribution Segment Discussion

       Net sales decreased 22.2%, or $11.0 million, from $49.7 million in the second quarter 1999 to $38.6 million in the second quarter 2000. This decrease is due to the decline in units shipped in the manufactured housing industry for which this segment serves.

       EBIT decreased 46.0%, or $620,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

       Net sales decreased 18.3%, or $2.2 million, from $11.9 million in the period ended June 30, 1999 to $9.7 million in the period ended June 30, 2000. This decline is due to the overall decline in the industry as well as some operating divisions choosing not to accept lower margin business.
       EBIT increased 101.7% in the wood segment from a loss of $793,000 in the second quarter of 1999 to income of $13,000, exclusive of the restructuring charges, in the second quarter of 2000. As a percentage of net sales, EBIT increased 6.8% from a loss of 6.7% to income of 0.1% in the second quarter of 1999 and 2000, respectively. This increase is due specifically to one operating unit experiencing exceptional operating efficiencies and returning to profitability for the quarter for the first time in three years.

Other Segment Discussion

       Net sales in the other segment decreased by 20.8%, or $3.8 million from $18.1 million in the three months ended June 30, 1999 to $14.3 million in the three month period ending June 30, 2000. This decrease is primarily attributable to decreased sales in all of the Company's other segment business units as a result of the overall decline in the industries to which the Company serves.

       The other segment experienced an EBIT of $80,700 for the quarter ended June 30, 2000 compared to EBIT of $1.1 million for the quarter ended June 30, 1999. This decrease of $1.0 million, or 92.3%, is a result of one of the Company's other segment business units experiencing operating inefficiencies related to the relocation of its existing business as well as the overall decline in the industry trends mentioned above.

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


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Laminating Segment Discussion

       Net sales decreased $7.9 million from $97.9 million in the six months ended June 30, 1999 to $90.0 million for the six months ended June 30, 2000 primarily due to the decline in volume in the manufactured housing industry.

       EBIT decreased $2.3 million, or 55.9%, because of lower sales volumes and highly competitive pricing.

Distribution Segment Discussion

       Net sales decreased $16.3 million, or 18.0%, from $90.8 million in the six month period ended June 30, 1999 to $74.5 million in the same period in 2000. This decline is due primarily to the overall decline in volume in the manufactured housing industry.

       EBIT decreased $1.3 million, or 53.5%, from $2.4 million in the first six months of 1999 compared to $1.1 million in the first six months of 2000. This decline is due to lower sales volumes and the increase in gasoline prices in the first half of fiscal 2000.

Wood Segment Discussion

       Net sales decreased $3.1 million, or 13.8%, due to the decline in the manufactured housing industry.

       The wood segment, exclusive of the impairment charge, experienced a decreased operating loss of approximately $925,000 from a loss of $1.6 million for the six months ended June 30, 1999 to a loss of $649,000 for the six months ended June 30, 2000. This decrease in operating loss is a direct result of the Company gaining operating efficiencies, and increased volume from the restructuring at several of its wood segment business units.

Other Segment Discussion

       Net sales decreased by $3.5 million, or 10.4%, from $33.5 million in the six months ended June 30, 1999 to $30.0 million in the six months ended June 30, 2000. This decline is due to the decline in the manufactured housing industry and the other industries to which the Company serves.

       Operating income, exclusive of the impairment charge, decreased $1.6 million, or 98.3%, from $1.7 million in the six months ended June 30, 1999 to $28,000 in the six months ended June 30, 2000. Operating efficiencies were lost in one division of this segment in the first six months of 2000 due to plant reorganizing and low sales volumes, and two other divisions had reduced sales levels because of the manufactured housing industry slow down .


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


SAFE HARBOR STATEMENT

       Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995 and are based on a number of assumptions, including bot not limited to; (1) continued domestic economic growth and demand for the Company's products; and (2) the Company's belief with respect to its capital expenditures, seasonality and inflation. Any developments significantly deviating from these assumptions could cause actual results to differ materially from those forecast or implied in the aforementioned forward-looking statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None

       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           None

Item 2.  Changes in Securities

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on May 16, 2000.

           (b)  Not applicable.

           (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                     WITHHOLD
                         NAME                    FOR                 AUTHORITY
                    David D. Lung             4,476,410               200,076

                    Thomas G. Baer            4,612,916                 63,570

                    Merlin D. Knispel         4,545,895                130,591

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



                                                PATRICK INDUSTRIES, INC.
                                                (Registrant)






Date    August 10, 2000                          /S/Mervin D. Lung
     --------------------                       --------------------------------
                                                Mervin D. Lung
                                                (Chairman of the Board)





Date    August 10, 2000                          /S/David D. Lung
      -------------------                       --------------------------------
                                                David D. Lung
                                                (President)






Date     August 10, 2000                        /S/Keith V. Kankel
     ---------------------                      --------------------------------
                                                Keith V. Kankel
                                                (Vice President Finance)
                                                (Principal Accounting Officer)