Form 10-Q
period 2000-09-30
PATRICK INDUSTRIES INC
filed 2000-11-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

(_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X   No

Shares of Common Stock Outstanding as of November 3, 2000:  4,719,666

                            PATRICK INDUSTRIES, INC.


                                      INDEX

                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 2000 & December 31, 1999                                  3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 2000 & 1999, and
    Nine Months Ended September 30, 2000 & 1999                             4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2000 & 1999                             5

  Notes to Unaudited Condensed Financial Statements                         6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                     9

PART II:  Other Information                                                18

  Signatures                                                               19

PART I:  FINANCIAL INFORMATION

                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                          (Unaudited)           (Note)
                                                         SEPTEMBER 30         DECEMBER 31
                                                             2000                1999
             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  1,847,410     $  6,686,182
  Trade receivables                                         23,191,221       18,498,685
  Income taxes receivable                                      469,580            - - -
  Inventories                                               38,822,694       42,039,348
  Prepaid expenses                                             632,132          663,189
                                                          ------------     ------------
          Total current assets                              64,963,037       67,887,404
                                                          ------------     ------------
PROPERTY AND EQUIPMENT, at cost                             92,170,228       90,450,403
  Less accumulated depreciation                             50,847,461       40,554,763
                                                          ------------     ------------
                                                            41,322,767       49,895,640
                                                          ------------     ------------
DEFERRED TAX ASSETS                                            287,000            - - -
                                                          ------------     ------------
INTANGIBLE AND OTHER ASSETS                                  6,558,806        8,420,056
                                                          ------------     ------------
             Total assets                                 $113,131,610     $126,203,100
                                                          ============     ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                    $  3,671,428     $  3,671,428
  Accounts payable, trade                                   13,189,120       11,155,999
  Accrued liabilities                                        4,404,905        5,506,326
                                                          ------------     ------------
          Total current liabilities                         21,265,453       20,333,753
                                                          ------------     ------------
LONG-TERM DEBT, less current maturities                     19,485,716       22,457,144
                                                          ------------     ------------
DEFERRED COMPENSATION OBLIGATIONS                            2,061,764        1,945,058
                                                          ------------     ------------
DEFERRED TAX LIABILITIES                                          --          1,900,000
                                                          ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock                                              19,222,238       21,389,940
  Retained earnings                                         51,096,439       58,177,205
                                                          ------------     ------------
                                                            70,318,677       79,567,145
                                                          ------------     ------------
           Total liabilities and shareholders' equity     $113,131,610     $126,203,100
                                                          ============     ============

NOTE: The balance sheet at December 31, 1999 has been taken from the audited financial statements at that date. See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30                          SEPTEMBER 30
                                                         2000                1999            2000               1999

NET SALES                                           $  89,944,512      $ 116,980,578     $ 290,671,025      $ 347,361,878
                                                    -------------      -------------     -------------      -------------
COST AND EXPENSES
  Cost of goods sold                                   78,822,081        103,490,544       256,229,412        303,617,939
  Warehouse and delivery expenses                       3,815,775          4,172,772        11,879,685         12,374,781
  Selling, general, and administrative expenses         6,161,205          6,710,034        19,483,014         20,025,376
  Impairment charges                                         --                 --           6,937,163               --
  Restructuring charges (credit)                         (173,127)              --             159,215               --
  Interest expense, net                                   309,966            394,933           977,221          1,084,068
                                                    -------------      -------------     -------------      -------------
                                                       88,935,900        114,768,283       295,665,710        337,102,164

INCOME (LOSS) BEFORE INCOME TAXES                       1,008,612          2,212,295        (4,994,685)        10,259,714

INCOME TAXES (CREDIT)                                     403,800            875,300        (1,877,200)         4,053,200
                                                    -------------      -------------     -------------      -------------

NET INCOME (LOSS)                                   $     604,812      $   1,336,995     $  (3,117,485)     $   6,206,514
                                                    =============      =============     =============      =============

BASIC AND DILUTED EARNINGS
 PER COMMON SHARE                                   $         .11      $         .23     $        (.59)     $        1.08
                                                    =============      =============     =============      =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     5,141,275          5,695,539         5,251,691          5,722,245


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                              2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                      $ (3,117,485)     $  6,206,514
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                         6,440,563         6,527,089
     Impairment charges                                    6,937,163              --
     (Gain) loss on sale of fixed assets                       5,622          (637,238)
     Deferred income taxes                                (2,187,000)             --
     Other                                                   226,706           103,161
 Change in assets and liabilities:
     Decrease (increase) in:
        Trade receivables                                 (4,692,536)      (10,281,849)
        Inventories                                        3,216,654        (5,542,422)
        Prepaid expenses                                      31,057            16,970
        Income taxes receivable                             (469,580)             --
     Increase (decrease) in:
        Accounts payable and accrued liabilities           1,103,651        10,274,604
        Income taxes payable                                (404,725)          977,326
                                                        ------------      ------------
          Net cash provided by operating activities        7,090,090         7,644,155
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                     (2,805,760)       (5,287,373)
 Proceeds from sale of fixed assets                           32,192           872,976
 Other                                                       (67,500)          (63,000)
                                                        ------------      ------------
          Net cash (used in) investing activities         (2,841,068)       (4,477,397)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term debt                     (2,971,428)       (3,285,963)
 Proceeds from exercise of common stock options                 --              26,875
 Repurchase of common stock                               (5,405,350)       (2,537,208)
 Cash dividends paid                                        (648,859)         (691,837)
 Other                                                       (62,157)          (83,471)
                                                        ------------      ------------
          Net cash (used in) financing activities         (9,087,794)       (6,571,604)
                                                        ------------      ------------

 Decrease in cash and cash equivalents                    (4,838,772)       (3,404,846)

Cash and cash equivalents, beginning                       6,686,182         3,704,693
                                                        ------------      ------------
Cash and cash equivalents, ending                       $  1,847,410      $    299,847
                                                        ============      ============

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly financial position as of September 30, 2000, and December 31, 1999, and the results of operations and cash flows for the three months and the nine months ended September 30, 2000 and 1999.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 2000 and December 31, 1999 consist of the following classes:

                                                 September 30     December 31
                                                     2000             1999

               Raw materials                     $23,710,352     $23,286,250
               Work in process                     2,125,893       1,555,319
               Finished                            4,894,643       4,668,813
                                                 -----------     -----------
                    Total manufactured goods     $30,730,888     $29,510,382

               Distribution products               8,091,806      12,528,966
                                                 -----------     -----------
                    TOTAL INVENTORIES            $38,822,694     $42,039,348
                                                 ===========     ===========

     The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. Stock options outstanding are immaterial and had an immaterial effect on diluted earnings per share.

     Earnings per common share for the nine months ended September 30, 2000 and 1999 have been computed based on the weighted average common shares outstanding of 5,251,691 and 5,722,245 respectively.

5. The Company recognized a non-cash accounting charge in the first quarter of 2000 related to an impairment of certain long-lived assets as required by SFAS 121. As a result of the implications of the downturn in the manufactured housing industry, the competitive pricing adversely affecting margins in certain of the Company's operating units, and insufficient efficiency gains from operational changes implemented by management, updated analyses were prepared to determine if there was impairment of any long-lived assets primarily in the Company's Wood and Other Segments. The carrying values of these assets were calculated on the basis of discounted estimated future cash flow and resulted in a charge to operations of $6,937,163, or $.80 per share, net of tax. The SFAS 121 charge had no impact on the Company's 2000 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods.

6. In December, 1999, the Securities and Exchange Commission issued SAB No. 101, which summarizes the Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company must comply with SAB No. 101 beginning with the quarter ended December 31, 2000. Based upon management's evaluation, we do not believe SAB No. 101 will have a material impact on future operating results.

7. In April, 2000, the Company recorded a restructuring charge based on its decision to close one of its cabinet door manufacturing facilities and consolidate its operation into other existing facilities and due to the relocation of its Fabricated Metals facility. The Company looked at future costs, levels of business, and determined that it was not feasible to keep the cabinet door facility open in this particular region. The Company recorded estimated and actual costs related to these restructuring activities of $332,342, or $.04 per share, on an after tax basis. In the third quarter of 2000 the Company concluded its consolidation of its cabinet door and Fabricated Metals facilities. Management's original estimate of $332,342 was higher than what was actually incurred which resulted in a credit of $173,127, or $.02 per share, (after tax) to the restructuring charges in the third quarter.

8.   The Company's reportable segments are as follows:

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

     The table below presents unaudited information about the revenue and operating income of those segments:

                                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                                             -------------------------------------
                                                                                                SEGMENT
                        LAMINATING      DISTRIBUTION       WOOD                 OTHER            TOTAL
                        ----------      ------------       ----                 -----            -----
Net outside sales       $38,165,378     $33,701,472     $  8,300,991         $ 9,776,671     $ 89,944,512
Intersegment sales        1,491,451           9,899          309,784           3,931,986        5,743,120

   Total sales          $39,656,829     $33,711,371     $  8,610,775         $13,708,657     $ 95,687,632*
                        ----------------------------------------------------------------------------------
EBIT**                  $   543,840     $    89,675     $   (228,931)***     $   (20,849)*** $    383,735
                        ----------------------------------------------------------------------------------

                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                             -------------------------------------

Net outside sales      $46,125,918     $49,372,110     $ 10,271,141         $11,201,357     $116,970,526
Intersegment sales       1,654,117          43,871          329,322           4,862,019        6,889,329
                       ----------------------------------------------------------------------------------
   Total sales         $47,780,035     $49,415,981     $ 10,600,463         $16,063,376     $123,859,855*
                       ----------------------------------------------------------------------------------

EBIT**                 $   869,978     $   962,756     $   (595,163)        $   659,523     $  1,897,094


                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             ------------------------------------
                                                                                                       SEGMENT
                        LAMINATING      DISTRIBUTION       WOOD                     OTHER               TOTAL
                        ----------      ------------       ----                     -----               -----
Net outside sales      $124,878,454       $108,168,318       $ 27,396,452        $ 30,230,167        $ 290,673,391
Intersegment sales        4,754,772             50,352            855,882          13,487,646           19,148,652
                       -------------------------------------------------------------------------------------------
   Total sales         $129,633,226       $108,218,670         28,252,334        $ 43,717,813        $ 309,822,043*
                       -------------------------------------------------------------------------------------------
EBIT**                 $  2,356,039       $  1,214,096       $ (6,556,119)***    $ (1,584,294)***    $  (4,570,278)

Identifiable assets    $ 39,462,000       $ 18,908,000       $  7,110,000        $ 13,920,000        $  79,400,000


                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             ------------------------------------

Net outside sales      $140,729,514       $140,237,068       $ 32,470,240        $ 33,424,557        $ 346,861,379
Intersegment sales        4,982,287             45,245            920,224          16,131,346           22,079,102
                       -------------------------------------------------------------------------------------------
   Total sales         $145,711,801       $140,282,313       $ 33,390,464        $ 49,555,903        $ 368,940,481*
                       -------------------------------------------------------------------------------------------

EBIT**                 $  4,980,644       $  3,379,739       $ (2,170,018)       $  2,314,827        $   8,505,192

Identifiable assets    $ 47,160,000       $ 28,943,000       $ 14,076,000        $ 15,061,000        $ 105,240,000


Reconciliation of segment operating income to consolidated operating income

                                            3 Months Ended                    9 Months Ended
                                             September 30,                      September 30,

                                       2000              1999            2000               1999
                                       ----              ----            ----               ----
EBIT** for segments                 $   383,735      $ 1,897,094      $(4,570,278)     $  8,505,192
Corporate incentive agreements        1,310,348          925,240        1,798,720         2,482,573
Consolidation reclassifications         (91,703)        (205,307)        (408,661)         (598,466)
Gain on sale of assets                    3,899             --             (5,123)          641,096
Other                                  (287,701)          (9,799)        (832,122)          313,387
                                    -----------      -----------      -----------      ------------

   Consolidated EBIT**              $ 1,318,578      $ 2,607,228      $(4,017,464)     $ 11,343,782
                                    ===========      ===========      ===========      ============

There has been no material change in assets in the above segments.

  *Does not agree to Financial Statements due to consolidation elimination's. **Earnings before interest and taxes.
***The Company recognized a charge in the first quarter 2000 of $5,371,295 and $1,565,868 to the Wood and Other segments, respectively, related to the impairment of long-lived assets as discussed in Note 5 to the September 30, 2000 financial statements. The identifiable asset values for each segment have been reduced accordingly. Additionally, as discussed in Note 6, the Company recognized a charge in the second and third quarters of 2000 of $48,667 and $110,548 to the Wood and Other segments, respectively, related to restructuring charges for the closing and consolidation of one of its cabinet door manufacturing facilities and to the relocation of its Fabricated Metals facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $457 million in eight years. The sales in 1999 were 0.8% ahead of the 1998 record year. The increase in sales resulted from the continued strength of both the economy and the manufactured housing and recreational vehicle industries. In the last quarter of 1999 it became apparent that the manufactured housing industry had produced units in excess of the retail demand resulting in approximately 7.0% decline in production that year. Retail sales lots were overstocked and unit production was reduced. The industry, through September 30, 2000, is down nearly 25% in units shipped and produced due to the limited availability of dealer and retail financing and excessive retail inventory levels, which include repossessed units. These conditions will probably continue through the end of the year and even into next year. The Company's sales in the first nine months of 2000 are 55% to manufactured housing, 25% to recreational vehicle, and 20% to other industries.

     The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                  Three Months          Nine Months
                                              Ended September 30    Ended September 30
                                               2000       1999       2000       1999
                                               ----       ----       ----       ----
     Net sales                               100.0%      100.0%     100.0%      100.0%
     Cost of sales                            87.6        88.5       88.2        87.4
     Gross profit                             12.4        11.5       11.8        12.6
     Warehouse and delivery                    4.2         3.6        4.0         3.6
     Selling, general & administrative         6.9         5.7        6.7         5.8
     Impairment charges                         --          --        2.4          --
     Restructuring charges (credit)           (0.2)         --        0.1          --
     Operating income (loss)                   1.5         2.2       (1.4)        3.2
     Net income (loss)                         0.6         1.1       (1.1)        1.8


RESULTS OF OPERATIONS

     Quarter Ended September 30, 2000 Compared to Quarter Ended September 30,
1999

     Net Sales. Net sales decreased by $27.1 million, or 23.1%, from $117.0 million in the quarter ended September 30, 1999 to $89.9 million in the quarter ended September 30, 2000. This decrease was a direct result of an estimated 25% decrease in units shipped and produced in the manufactured housing industry in the first nine months of fiscal 2000.

     Gross Profit. Gross profit decreased by $2.4 million, or 17.6%, from $13.5 million in the third quarter 1999 compared to $11.1 million in the same quarter in 2000. Gross profit as a percentage of net sales increased by 0.8% from 11.5% in the third quarter of 1999 to 12.3% in the third quarter 2000. The decrease in overall gross profit was due primarily to a 23% decrease in consolidated net sales. The increase in gross profit as a percentage of net sales was due to the Company concentrating on maintaining margin levels in the highly competitive markets as well as significant concentration on operating efficiencies in the Laminating and Wood operating segments.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.4 million, from $4.2 million in the third quarter 1999 to $3.8 million in the third quarter 2000. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 3.5% in the third quarter of 1999 to 4.2% in the third quarter 2000. This increase is attributable to lower sales levels, especially in the Distribution segment, and higher shipping costs specifically related to the increase in gasoline prices from the same quarter in 1999.

     Selling, General and Administrative Expenses. To make the year to year comparison similar, a $0.2 million restructuring credit has been adjusted from the selling, general and administrative expense discussion for the period ended September 30, 2000. Selling, general and administrative expenses decreased 8.1%, or $0.5 million, from $6.7 million in the quarter ended September 30, 1999 to $6.2 million in the same period in 2000. As a percentage of net sales, September 30, 2000 expenses were 6.9% compared to 5.7% for the three month period ended September 30, 1999. This 1.2% increase was due to the larger than anticipated decline in consolidated net sales.

     Restructuring Charges. As discussed in Note 7 of the financial statements, the Company recognized a credit in the amount of $173,000 in the third quarter of 2000 as a result of an over accrual related to estimated restructuring charges recorded in the second quarter.

     Operating Income. Operating income decreased $1.3 million, from $2.6 million in the quarter ended September 30, 1999 to $1.3 million in the quarter ended September 30, 2000. The decrease in operating income in the third quarter of 2000 was due to the factors described above.

     Interest Expense, Net. Interest expense, net of interest income, decreased 21.5%, from $395,000 in the third quarter of 1999 to $310,000 in the same period in 2000. This decrease is attributable to more funds being invested in the third quarter of 2000 compared to the third quarter of 1999 as a result of lower inventory and receivable levels, and lower borrowing levels.

     Net Income. Net income decreased $0.7 million, or 55%, for the quarter ended September 30, 2000 compared to the same quarter in 1999. As a percentage of net sales, net income decreased 0.5%, from 1.2% in the third quarter of 1999 to 0.7% in the third quarter of 2000. This decrease is due primarily to the factors described above.

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

     Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net Sales. Net sales decreased $56.7 million, or 16.3%, from $347.4 million for the nine months ended September 30, 1999 to $290.7 million for the nine months ended September 30, 2000. This decrease is attributable to the decline in the number of units shipped and produced in the manufactured housing industry. The Company's sales in the first nine months of fiscal 2000 are 55% to manufactured housing, 25% to recreational vehicle, and 20% to other industries.

     Gross Profit. Gross profit decreased 21.3%, or $9.3 million, from $43.7 million in the first nine months of 1999 to $34.4 million in the first nine months of 2000. As a percentage of net sales, gross profit decreased 0.7%, from 12.6% in the nine months ended September 30, 1999 to 11.9% in the nine months ended September 30, 2000. This decrease is attributable to the 16.3% reduction in sales for the nine month period as well as highly competitive pricing pressures forcing the Company to reduce prices to maintain certain business.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased 4.0%, or $0.5 million, from $12.4 million in 1999 to $11.9 million in the first nine months of 2000. As a percentage of net sales, warehouse and delivery expenses increased 0.5%, from 3.6% in 1999 to 4.1% in the nine months ended September 30, 2000. This increase as a percentage of net sales is due to higher fuel costs for the three quarters ended September 30, 2000 and the 16.3% decrease in consolidated net sales, and especially the 23% decline in net sales of the Distribution segment.

     Selling, General and Administrative Expenses. For the nine months ended September 30, 2000, a $6.9 million impairment charge and a $0.2 million restructuring charge has been included in the selling, general and administrative expenses. For the nine months ended September 30, 1999, a $0.6 million gain on sale of assets has been included in the selling, general and administrative expenses. Exclusive of the impairment charges, restructuring charges, and gain on sale of assets, selling, general and administrative expenses remained consistent with 1999 at $19.4 million. As a percentage of net sales, however, September 30, 2000 expenses were 6.7% compared to 5.6% for the nine months ended September 30, 1999. This increase as a percentage of net sales was due primarily to the larger than anticipated 16.3% decrease in net sales for the nine months ended September 30, 2000.

     Impairment Charges. As discussed in Note 5 of the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

     Restructuring Charges. As discussed in Note 7 of the financial statements, the Company recognized restructuring charges of $159,000 in the nine months ended September 30, 2000.

     Operating Income (Loss). The Company experienced an operating loss of $4.0 million for the nine months ended September 30, 2000 compared to operating income of $11.3 million for the nine months ended September 30, 1999. The operating loss in the nine months ended September 30, 2000 is due primarily to the factors described above.

     Interest Expense, Net. Interest expense, net of interest income decreased 9.9%, from $1,084,000 million in the nine months ended September 30, 1999 to $977,000 million in the same period in 2000. This decrease is due to more funds being invested as a result of lower inventory and receivable levels, and lower borrowing levels.

     Net Income (Loss). The Company experienced a net loss for the nine months ended September 30, 2000 of $3.1 million compared to net income of $6.2 million in the same period in 1999. This decrease is due primarily to the factors described above.

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

BUSINESS SEGMENTS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Laminating Segment Discussion

     Net sales decreased in the third quarter of 2000 by $8.1 million, or 17.0%, from $47.8 million in the period ended September 30, 1999 to $39.7 million in the period ended September 30, 2000. This decline in sales volume was due to approximately 25% less shipments nationwide in the manufactured housing industry.

     EBIT declined 37.5% from $870,000 in the three month period ended September 30, 1999 compared to $500,000 in the three month period ended September 30, 2000. As a percentage of net sales, EBIT decreased 0.5%, from 1.8% in the third quarter 1999 to 1.3% in the third quarter 2000. The ability to increase selling prices became more difficult due to the Company having to make concessions in pricing to maintain business as a result of the decline in the overall industry.

Distribution Segment Discussion

     Net sales decreased 31.8%, or $15.7 million, from $49.4 million in the third quarter 1999 to $33.7 million in the third quarter 2000. This decrease is due to the decline in units shipped in the manufactured housing industry for which this segment serves, and the Company choosing not to accept certain lower margin business.

     EBIT decreased 90.1%, or $873,000, due to the decrease in sales, competitive pricing situations, and higher fuel costs.

Wood Segment Discussion

     Net sales decreased 18.8%, or $2.0 million, from $10.6 million in the period ended September 30, 1999 to $8.6 million in the period ended September 30, 2000. This decline is due to the overall decline in the industry as well as some operating divisions choosing not to accept lower margin business.

     EBIT increased 18.2% in the wood segment from a loss of $595,000 in the third quarter of 1999 to a loss of $487,000, excluding restructuring credits, in the third quarter of 2000. As a percentage of net sales, EBIT remained fairly consistent at a loss of 5.6% in the third quarters of both 1999 and 2000.

Other Segment Discussion

     Net sales in the Other segment decreased by 14.7%, or $2.4 million, from $16.1 million in the three months ended September 30, 1999 to $13.7 million in the three month period ending September 30, 2000. This decrease is primarily attributable to decreased sales in all of the Company's Other segment business units as a result of the overall decline in the industries to which the Company serves.

     The Other segment experienced an EBIT of $64,000, excluding restructuring charges, for the quarter ended September 30, 2000 compared to EBIT of $660,000 for the quarter ended September 30, 1999. This decrease of $596,000, or 90.3%, is a result of the reduced sales and one of the Company's Other segment business units experiencing operating inefficiencies related to the relocation of its existing business.

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Laminating Segment Discussion

     Net sales were lower in this segment in the third quarter of 1999 by $1.9 million, or 3.8% less than 1998. This resulted from less demand from manufactured housing customers and eliminating low margin business.

     EBIT in the laminating segment was down approximately $1.4 million, or 62.2%, in the 1999 quarter primarily due to increased material and labor costs, and competitive market conditions not allowing price increases.

Distribution Segment Discussion

     Net sales increased in the 1999 third quarter by $2.0 million, or 4.2%, primarily because of increased production in the recreational vehicle industry, which this segment serves. Although manufactured housing units produced was lower in the 1999 third quarter, the Company gained market share in certain areas.

     EBIT in this segment was lower by $0.5 million, or 32.9%, in 1999 because of lower margins resulting from increasing competitive market situations.

Wood Segment Discussion

     Net sales in this segment were lower in the 1999 third quarter by $3.4 million, or 24.2%, primarily because of one division. That division closed an operation which was all intersegment sales and also stopped serving certain markets because of low gross profit margins.

     EBIT for this segment in the third quarter was affected by the sales decline and continued competitive pricing situations that caused most divisions in the segment to report negative operating results.

Other Segment Discussion

     Net sales in this segment decreased 5.8% in the third quarter of 1999 with all divisions, except two, showing sales declines because of the reduction in manufactured housing units produced in the period.

     EBIT in this segment was lower by $400,000, or 37.3%, in 1999 because of lower sales, material cost increases in one division, and continued losses in a start-up operation.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Laminating Segment Discussion

     Net sales decreased $16.1 million from $145.7 million in the nine months ended September 30, 1999 to $129.6 million for the nine months ended September 30, 2000, primarily due to the decline in volume in the manufactured housing industry.

     EBIT decreased $2.6 million, or 52.7%, because of lower sales volumes and highly competitive pricing.

Distribution Segment Discussion

     Net sales decreased $32.1 million, or 22.9%, from $140.3 million in the nine month period ended September 30, 1999 to $108.2 million in the same period in 2000. This decline is due primarily to the overall decline in volume in the manufactured housing industry.

     EBIT decreased $2.2 million, or 64.1%, from $3.4 million in the first nine months of 1999 compared to $1.2 million in the first nine months of 2000. This decline is due to lower sales volumes and the increase in gasoline prices in the first nine months of fiscal 2000.

Wood Segment Discussion

     Net sales decreased $5.1 million, or 15.4%, due to the decline in the manufactured housing industry.

     EBIT, exclusive of the impairment and restructuring charges, decreased approximately $1.0 million, from a loss of $2.2 million for the nine months ended September 30, 1999 to a loss of $1.1 million for the nine months ended September 30, 2000. This decrease in operating loss is a direct result of the Company gaining operating efficiencies at several of its wood segment business units.

Other Segment Discussion

     Net sales decreased by $5.9 million, or 11.8%, from $49.6 million in the nine months ended September 30, 1999 to $43.7 million in the nine months ended September 30, 2000. This decline is due to the overall decline in the industries to which the Company serves.

     EBIT, exclusive of the impairment and restructuring charges, decreased $2.2 million, or 96.0%, from $2.3 million in the nine months ended September 30, 1999 to $92,000 in the nine months ended September 30, 2000. Operating efficiencies were lost in this segment in the first nine months of 2000 due to plant reorganizing and low sales volumes.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Laminating Segment Discussion

     Net sales were lower by $6.3 million, or 4.2%, in the first nine months of 1999 due to the closing of a facility in this segment in the second half of 1998 and reduced demand from manufactured housing customers.

     EBIT in laminating in the first nine months of 1999 was down $1.4 million, or 21.9%, because of lower sales, new product costs in one division, and competitive pricing situations.

Distribution Segment Discussion

     Net sales increased in the first nine months of this year by $14 million, or 11.1%, because of increased production in the recreational vehicle industry, new products, and more penetration to certain markets.

     EBIT in this segment was 8.9% higher in this years nine months because of the increased sales.

Wood Segment Discussion

     Net sales in this segment were lower by $5.2 million, or 13.4%, in the first nine months of 1999, primarily because of one division. That division closed an operation which was all intersegment sales and also stopped serving certain markets because of low gross profit margins.

     EBIT in the first nine months was affected by this same division. The sales decline and continued competitive pricing situations caused this division to report negative operating results. Certain other operations in this segment did not reach profitable operating levels because of competitive pricing situations.

Other Segment Discussion

     Net sales were lower by $2.9 million, or 5.5%, in 1999 in this segment due to one division losing production time in the first quarter because of equipment breakdowns, and another division having reduced demand from manufactured housing customers.

     EBIT in this segment decreased by $1.1 million, or 32.5%, in 1999 because of the lost production time at one division due to equipment failure and to material cost increases at one other division.

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

                                              PATRICK INDUSTRIES, INC.
                                                    (Registrant)




Date   NOVEMBER 8, 2000                       /S/MERVIN D. LUNG
       ----------------                      ----------------------------------
                                                 Mervin D. Lung
                                                 (Chairman of the Board)



Date   NOVEMBER 8, 2000                       /S/DAVID D. LUNG
       ----------------                      ----------------------------------
                                                 David D. Lung
                                                 (President)



Date   NOVEMBER 8, 2000                      /S/KEITH V. KANKEL
       ----------------                      ----------------------------------
                                                Keith V. Kankel
                                                (Vice President Finance)
                                                (Principal Accounting Officer)