Form 10-K405
period 2000-12-31
PATRICK INDUSTRIES INC
filed 2001-04-02
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2000

 or

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
Yes      X      No
    -----------    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company on March 23, 2001 (based upon the closing price on NASDAQ and an estimate that 72.21% of the shares are owned by non-affiliates) was $20,540,482. The closing market price was $6.313 on that day.

As of March 23, 2001, 4,505,666 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

           Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2001 are incorporated by reference into Parts III of this Form
           10-K.

                                     PART I

ITEM 1.  BUSINESS

              The Company is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle industries. In addition, the Company is a supplier to certain other industrial markets, such as furniture manufacturing, marine, architectural, and the automotive aftermarket. The Company manufactures decorative vinyl and paper panels, cabinet doors, countertops, aluminum extrusions, drawer sides, pleated shades, wood adhesives, and laminating machines. The Company is also an independent wholesale distributor of pre-finished wall and ceiling panels, particleboard, hardboard siding, passage doors, roofing products, high pressure laminates, building hardware, insulation, and other related products.

              The Company has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle industries that has such a nationwide network. The Company maintains nine manufacturing plants and a distribution facility near its principal offices in Elkhart, Indiana, and operates twelve other warehouse and distribution centers and fourteen other manufacturing plants in twelve other states.

Strategy
- --------

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

              The Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 55% of the Company's sales are to the Manufactured Housing industry, 25% to the Recreational Vehicle industry, and 20% to other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional, and specific product line companies.

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

Expansion of Manufacturing Capacity

              In the last 4 years, the Company has invested approximately $31.7 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. In addition, the Company has invested $9.4 million to purchase existing businesses. The new capacity created by these investments has enabled the Company to accommodate future growth in the Company's product lines and markets.

Strategic Acquisitions and Expansion

              The Company supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Company, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. In 1997 the Company purchased the assets of two pleated shade manufacturers, and in 1998 acquired the assets of a wood component manufacturer who was a competitor. In 1998 the Company expanded existing product lines and capacity with the opening of a new manufacturing and distribution complex in New London, North Carolina. In 1999 the Company expanded the Sun Adhesive facility in Decatur, Alabama to increase capacity.

Business Segments
- -----------------

            The Company's operations comprise four reportable segments. Information related to those segments is contained in "Note 15-Segment Information" appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

Principal Products
- ------------------

              The Company distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard siding, roofing products, high pressure laminates, passage doors, building hardware, insulation, and other products. Through its manufacturing divisions, the Company fabricates decorative vinyl and paper panels, cabinet doors, shelving, countertops, wood mouldings, aluminum extrusions, drawer sides, furniture components, wood adhesives, and laminating presses.

              Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 38.5%, 39.7%, and 42.4% for the years ended December 31, 2000, 1999, and 1998 respectively.

            The Company has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Manufacturing Processes and Operations
- --------------------------------------

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

Markets
- -------

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

              The Manufactured Housing industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments in 1999 were 349,000, which was 6.5% lower than 1998, but still 104% more units than shipped in 1991.

              These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, the agricultural, and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics had caused the manufactured housing cycle to change positively until 1999. Beginning in 1999 and continuing in 2000, the Manufactured Housing industry had to contend with increased inventory levels at the same time credit requirement became more stringent and availability of lenders for both retail and dealers was reduced. This resulted in a decline of nearly 29% in units shipped in 2000.

            Manufactured Housing Shipments:
            ------------------------------
              1990 - 188,200
              1991 - 170,700
              1992 - 210,800
              1993 - 254,300
              1994 - 303,900
              1995 - 339,600
              1996 - 363,400
              1997 - 353,400
              1998 - 372,800
              1999 - 348,700
              2000 - 250,600


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

              Sales of recreational vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for recreational vehicles in the past, and could adversely affect demand in the future. The Recreational Vehicle industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally results in a decrease in the sale of leisure time products such as recreational vehicles. The industry shipped 321,000 units in 1999, which was 9.7% more than in 1998 and more than any of the last 14 years. Because of higher interest rates, gasoline prices, and the slower economy, this industry shipped 6.6% less units in 2000.

            Recreational Vehicle Shipments:
            ------------------------------
              1990 - 173,100
              1991 - 163,300
              1992 - 203,400
              1993 - 227,800
              1994 - 259,200
              1995 - 247,000
              1996 - 247,500
              1997 - 254,500
              1998 - 292,700
              1999 - 321,200
              2000 - 300,100


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

Marketing and Distribution
- --------------------------

              The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 4,000 customers. The Company has three customers, who together accounted for approximately 33% and 35% of the Company's total sales in 2000 and 1999. Ten other customers collectively accounted for approximately 22% of 2000 sales. The Company believes it has good relationships with its customers.

              Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by the Company. Approximately 45% of the Company's distribution segment products are shipped directly from the suppliers to the customers. The Company typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Company's warehouses or customers. The Company's customers do not maintain long-term supply contracts, and therefore the Company must bear the risk of accurate advance estimation of customer orders. The Company maintains a substantial inventory to satisfy these orders. The Company has no significant backlog of orders.

              The Company operates thirteen warehouse and distribution centers and twenty-three manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Indiana, Kansas, New Mexico, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Company is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers
- ---------

              During the year ended December 31, 2000, the Company purchased approximately 69% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 44% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's important materials.

Competition
- -----------

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

Employees
- ---------

              As of December 31, 2000, the Company had 1,343 employees of which 1,111 employees are engaged directly in production, warehousing, and delivery operations, 54 in sales, and 178 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

              The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

ITEM 2.  PROPERTIES AND EQUIPMENT

         As of December 31, 2000, the Company maintained the following warehouse, manufacturing and distribution facilities:

                                                                wnership or
Location             Use                     Area Sq. Ft.    Lease Arrangement
- --------             ---                     ------------    -----------------
Goshen, IN           Manufacturing(4)          50,870        Owned
Elkhart, IN          Manufacturing(3)          40,400        Leased to 2003
Elkhart, IN          Mfg. & Dist.(1)(3)       133,600        Leased to 2005
Elkhart, IN          Distribution(1)           39,760        Owned
Elkhart, IN          Manufacturing(3)          30,900        Owned
Elkhart, IN          Manufacturing (2)         42,000        Leased to 2001
Elkhart, IN          Manufacturing(2)          31,000        Leased to 2004
Elkhart, IN          Manufacturing(2)          30,000        Leased to 2003
Elkhart, IN          Manufacturing(4)          36,000        Owned
Elkhart, IN          Manufacturing(4)         109,000        Owned
Elkhart, IN          Admin. Offices            10,000        Owned
Mishawaka, IN        Manufacturing(4)         191,000        Owned, Subject to Mortgage
Decatur, AL          Distribution(1)           30,000        Leased to 2001
Decatur, AL          Manufacturing(2)(4)       35,000        Owned
Decatur, AL          Manufacturing(2)          30,000        Leased to 2001
Decatur, AL          Manufacturing(2)(4)       59,000        Owned
Valdosta, GA         Distribution (1)          20,000        Leased to 2001
Valdosta, GA         Manufacturing(2)          30,800        Owned
New London, NC       Mfg. & Dist.(1)(2)       163,000        Owned, Subject to Mortgage
Halstead, KS         Distribution(1)           36,000        Owned
Waco, TX             Distribution(1)(2)        52,800        Leased to 2004
Waco, TX             Manufacturing(2)          52,800        Leased to 2004
Waco, TX             Manufacturing(2)          21,000        Leased to 2001
Mt. Joy, PA          Distribution(1)(2)        58,500        Owned
Mt. Joy, PA          Manufacturing(2)          30,000        Owned
Ocala, FL            Manufacturing(3)          20,600        Leased to 2004
Ocala, FL            Manufacturing(3)          15,000        Leased to 2001
Ocala, FL            Mfg. & Dist.(1)(2)        55,500        Owned
Fontana, CA          Mfg. & Dist.(1)(2)       110,000        Owned
Fontana, CA          Manufacturing(2)          71,755        Owned
Ontario, CA          Mfg. & Dist.(1)(2)        38,000        Leased to 2002
Woodland, CA         Distribution (1)          10,000        Leased to 2001
Phoenix, AZ          Manufacturing (2)         36,000        Leased to 2002
Phoenix, AZ          Manufacturing (2)         15,700        Leased to 2003
Woodburn, OR         Mfg. & Dist.(1,2,3)      153,000        Owned, Subject to Mortgage
Boulder City, NV     Manufacturing(4)          24,700        Leased to 2004

(1) Distribution center
(2) Vinyl/paper/foil laminating
(3) Cabinet doors and other wood related
(4) Aluminum, adhesives, and other


         Additionally, the Company operates a distribution center out of a public warehouse in Belen, New Mexico and has a 43,600 square foot manufacturing building leased to May, 2002 available for sub-lease. The Company also has a 62,000 square foot vacant building in Bristol, IN for sale. The manufacturing facility in Goshen, IN is for sale. As of December 31, 2000, the Company owned or leased 38 trucks, 55 tractors, 93 trailers, 139 forklifts, 3 automobiles and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.


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


                                     * * *


EXECUTIVE OFFICERS OF THE COMPANY

                  The following table sets for the executive officers of the Company, as of December 31, 2000:

           Name                                Position
           ----                                --------

      David D. Lung               Chief Executive Officer and President

      Keith V. Kankel             Vice President Finance and Secretary-treasurer

      R. Lynn Brandon             Vice President Operations

      Alan M. Rzepka              Vice President Sale & Marketing

David D. Lung (age 53) has served as President and Chief Executive Officer since December, 2000 and was President and Chief Operating Officer since 1989. Mr. Lung had held various management positions with the Company before becoming Vice President of Administration and Purchasing in 1987.

Keith V. Kankel (age 58) has served as Vice President of Finance and Secretary-treasurer since 1987 and was Secretary-treasurer since 1974.

R. Lynn Brandon (age 49) assumed the position of Vice President of Operations of the Company in August, 1999. Mr. Brandon was Executive Vice President at Peters-Remington Furniture Company from 1998 until joining the Company in June of 1999. Prior to that he was Vice President of Manufacturing for This End Up Furniture Company since 1987.

Alan M. Rzepka (age 44) assumed the position of Vice President of Sales & Marketing in May, 2000. Mr. Rzepka was National Sales Manager from January, 1997 to May, 2000 and prior to that was Director of Manufacturing Purchasing since 1994.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                      HOLDER MATTERS

         The Company's common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last two years were as follows:


                1st Quarter         2nd Quarter           3rd Quarter            4th Quarter
2000        11.750 -   7.688       7.438 -   6.250       6.844 -   6.438        5.875 -  5.125

1999        16.000 - 12.750       16.250 - 10.750       16.000 - 12.000        14.125 -  7.313


           The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

           There were approximately 527 holders of the Company's common stock as of March 16, 2001 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,000 holders of the Company's common stock held in street name.

           The Company declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and has continued it through December 31, 2000. Although this is a regular quarterly dividend, any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

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


                                                          As of or for the Year Ended December 31,
                                             2000           1999          1998            1997       1996
                                                           (dollars in thousands, except per share amounts)

Net sales                                 $361,620       $457,356      $453,518        $410,567     $403,511
Gross profit                                41,905         57,339        59,556          52,142       53,362
Warehouse and delivery
 expenses                                   15,140         16,715        16,076          15,158       14,645
Selling, general, and
 administrative expenses                    25,241         27,058        26,796          22,145       19,909
Impairment charges                           6,937          - - -         - - -           - - -        - - -
Restructuring charges                          718          - - -         - - -           - - -        - - -
Interest expense, net                        1,224          1,393         1,172           1,149        1,078
Income taxes (credits)                      (2,821)         4,769         6,205           5,396        6,929
Net income (loss)                           (4,534)         7,404         9,307           8,294       10,800
Basic earnings (loss)
 per common share                            (0.89)          1.30          1.58            1.40         1.81
Diluted earnings (loss)
  per common share                           (0.89)          1.29          1.57            1.39         1.80
Weighted average common
 shares outstanding                          5,118          5,714         5,903           5,921        5,967
Cash dividends, per
 common share                                  .16            .16           .16             .16          .16
Working capital                             41,416         47,553        46,698          40,181       45,646
Total assets                               102,520        126,203       127,755         112,187      106,606
Long-term debt                              18,786         22,457        26,129          25,015       26,152
Shareholders' equity                        66,250         79,567        76,307          68,726       62,296


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

GENERAL

              The Company's business has shown significant revenue growth since 1991, as net sales increased annually from $143 million to over $457 million in eight years. However, due to the overall downturn in the Manufactured Housing and Recreational Vehicle industries, the Company's sales in fiscal 2000 declined 21% from the previous year to $362 million. The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In fiscal 2000, the industry is down nearly 29% in units shipped and produced due to limited availability of dealer and retail financing and excessive retail inventory levels, which include repossessed units. For the year ended December 31, 2000, the Recreational Vehicle industry is down nearly 7% in units shipped and produced from the previous year. These conditions are expected to continue through the end of fiscal 2001. For the year ended December 31, 2000, the Company's sales are 55% to Manufactured Housing, 25% to Recreational Vehicle, and 20% to other industries.

              The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:

                                                        Year Ended
                                                        December 31,
                                            2000          1999           1998

Net sales                                  100.0%        100.0%         100.0%
Cost of sales                               88.4          87.5           86.9
Gross profit                                11.6          12.5           13.1
Warehouse and delivery                       4.2           3.6            3.5
Selling, general and administrative          7.0           5.9            5.9
Impairment charges                           1.9           - -            - -
Restructuring charges                        0.2           - -            - -
Operating income  (loss)                    (1.7)          3.0            3.7
Net income (loss)                           (1.3)          1.6            2.1


RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

           Net Sales. Net sales decreased by approximately $95.7 million, or 20.9%, from $457.3 million for the year ended December 31, 1999 to $361.6 million in the year ended December 31, 2000. In 1999 the Company recorded record sales in the first half and record sales for the year as a whole. The decrease in sales from 1999 to 2000 was the result of an approximate 29% decline in units shipped and produced in the Manufactured Housing industry and an approximate 7% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the year were 55% to Manufactured Housing, 25% to Recreational Vehicle, and 20% to other industries.

           Gross Profit. Gross profit decreased by approximately $15.4 million, or 26.9%, from $57.3 million in 1999 to $41.9 million in 2000. As a percentage of net sales, gross profit decreased approximately 0.9% from 12.5% in fiscal 1999 to 11.6% in fiscal 2000. This overall decline in gross profit was due to a 20.9% decrease in net sales and competitive pricing situations nationwide which made some of the Company's manufacturing operations unprofitable for the year.

           Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased approximately $1.6 million from $16.7 million in 1999 to $15.1 million in 2000. As a percentage of net sales these expenses increased approximately 0.6%. The overall decrease is attributable to lower sales levels. The increase in the percentage to net sales is attributable to higher gasoline costs specifically related to the increase in gasoline prices from 1999 to 2000, and higher shipping costs due to the transportation companies running at capacity as a result of the steady overall economy in fiscal 2000.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1.8 million, or 6.7%, from $27.1 million in 1999 to $25.2 million in 2000. As a percentage of net sales, selling, general and administrative expenses increased 1.1% from 5.9% in 1999 to 7.0% in 2000. This increase is attributable to reduced sales volumes as a result of the larger than anticipated decline in shipments in the Manufactured Housing and Recreational Vehicle industries in fiscal 2000.

           Impairment Charges. As discussed in Note 11 of the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

           Restructuring Charges. As discussed in Note 11 of the financial statements, the Company recognized restructuring charges of $718,000 in the twelve months ended December 31, 2000.

           Operating Income (Loss). The Company experienced an operating loss of $6.1 million for 2000 compared to operating income of $13.6 million in fiscal 1999. The operating loss for 2000 is due to the asset impairment and restructuring charges as well as reduced sales, gross profits, and similar operating costs in fiscal 2000 compared to 1999.

           Interest Expense, Net. Interest expense, net of interest income, decreased 12.1% from $1.4 million in 1999 to $1.2 million in 2000. This decrease is attributable to more funds being invested during the year as a result of reduced working capital needs and lower borrowing levels.

           Net Income (Loss). Net income (loss) decreased $11.9 million, or 161.2% from income of $7.4 million in 1999 to a loss of $4.5 million in fiscal 2000. This reduction is attributable to the factors described above.


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

            Distribution - Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard and vinyl siding, roofing products, high pressure laminates, passage doors, building hardware, insulation, and other products.

            Wood - Uses raw lumber including solid oak, other hardwood materials, and laminated particleboard or plywood to produce cabinet door product lines.

            Other - Includes aluminum extrusion, painting and distribution, manufacture of adhesive products, pleated shades, plastic thermoforming, and manufacturer of laminating equipment.

            The table below presents information about the revenue and earnings before interest and taxes of those segments. A reconciliation to consolidated totals is presented in footnote 15 of the Company's 2000 financial statements.

                                                         Year Ended
                                                         December 31
                                               2000         1999          1998
                                                     (dollars in thousands)
Sales
  Laminating                                 $162,346     $192,033     $198,448
  Distribution                                133,230      185,104      171,700
  Wood                                         35,116       43,667       50,853
  Other                                        53,749       65,128       68,641

Earnings (Loss) Before Interest and Taxes (EBIT)
  Laminating                                 $  1,763     $  5,229       $8,289
  Distribution                                  1,110        4,588        3,480
  Wood                                         (1,596)      (2,572)      (3,019)
  Other                                          (636)       2,623        4,590
Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Laminating Segment Discussion

            Net sales were lower by $29.7 million, or 15.5%, from 1999. This was a result of less demand from the manufactured housing customers as well as the Company eliminating low margin business.

            EBIT in this segment decreased 66.2%, or $3.5 million, from $5.2 million in 1999 to $1.8 million in 2000. This decrease is the result of increased material and labor cost and competitive market conditions not allowing price increases.

Distribution Segment Discussion

            Net sales in 2000 decreased $51.9 million, or 28.0%, from $185.1 million in 1999 to $133.2 million in 2000. This sales decrease is due primarily to the 29% decline in shipments and production in the Manufactured Housing industry.

            EBIT in this segment was lower by $3.5 million, or 75.8%, from $4.6 million in 1999 to $1.1 million in 2000. This decline is due to the decrease in shipments and production in the Manufactured Housing industry as well as lower margins resulting from competitive market conditions.

Wood Segment Discussion

            Net sales decreased 19.6%, or $8.5 million, in this segment due to a decline in the overall demand in the Recreational Vehicle industry, which is the major industry that this segment serves, and the elimination of certain lower margin business.

            Operating losses in this segment decreased approximately $1.0 million, or 37.9%. This was partially due to reduced depreciation as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to an impairment of certain long-lived assets which was recorded as a Corporate expense. The impairment costs were calculated by estimating discounted future cash flow and comparing it to the carrying values of these assets. The result was a one-time charge to operations. Management's continued commitment to improving operating results in this segment and returning it to profitability caused the improvement of one of the segment's major operating units.

Other Segment Discussion

            Net sales were lower in this segment by 17.5%, or $11.4 million, from $65.1 million in 1999 to $53.7 million in 2000, due to an overall decline in the industries to which the Company serves.

            EBIT decreased in this segment from operating income of $2.6 million in 1999 to an operating loss of $636,000 in 2000. This is the result of competitive pricing situations which negatively affected margins in this segment, the physical reorganizing of two operating units in this segment, and the 17.5% reduction in volume in the industries to which this segment serves.

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

           Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with. The year 2000 impairment of assets, restructuring charge, and repurchase of the Company's common stock resulted in approximately a $12,800,000 reduction of shareholders equity. This could cause the Company sometime in 2001 to be out of compliance with one covenant in the bank agreement. Although there has been no borrowings under that agreement since 1995, the Company is negotiating certain covenant amendments so compliance can be maintained. Although there are no assurances that the agreement will be amended, the Company, at this time, does not foresee any problems.

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

SALE OF PROPERTY

           The Company sold a vacant facility in the fourth quarter of 2000. This sale resulted in a one-time gain of approximately $.07 per share in the fourth quarter and the year of 2000.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The information required by this item with respect to directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, under the caption "Election of Directors," which information is hereby incorporated herein by reference. The information with respect to executive officers is set forth at the end of
Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page

(a)      1.       FINANCIAL STATEMENTS

                  Independent auditor's report                           F-1

                  Balance sheets -
                   December 31, 2000 and 1999                            F-2

                  Statements of operations-years ended
                    December 31, 2000, 1999, and 1998                    F-3

                  Statements of shareholders' equity-
                   years ended December 31,
                   2000, 1999, 1998                                      F-4

                  Statements of cash flow-
                   years ended December 31,
                   2000, 1999, and 1998                                  F-5

                  Notes to the financial statements                      F-6-20

(a)  2.  FINANCIAL STATEMENT SCHEDULES

                  Independent auditor's report
                   on supplemental schedule & consent                    F-21

                  Schedule II - Valuation and qualifying
                                  accounts and reserves                  F-22


         All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.
(a)  3.  EXHIBITS

         The exhibits listed in the accompanying Exhibit Index on pages 45, 46, and 47 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

         None

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

Dated:  March 23, 2001


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                     Title                        Date

 Mervin D. Lung                Chairman of the Board,            March 23, 2001
       Mervin D. Lung              and Director

David D. Lung                  President, Chief Executive        March 23, 2001
       David D. Lung               Officer, and Director

Keith V. Kankel                Vice President-Finance,           March 23, 2001
       Keith V. Kankel            Principal Accounting
                                  Officer and Director

Thomas G. Baer                 Director                          March 23, 2001
       Thomas G. Baer

Harold E. Wyland               Director                          March 23, 2001
       Harold E. Wyland

Terrence D. Brennan            Director                          March 23, 2001
       Terrence D. Brennan

Walter Wells                   Director                          March 23, 2001
       Walter Wells

Dorothy M. Lung                Director                          March 23, 2001
       Dorothy M. Lung

John H. McDermott              Director                          March 23, 2001
       John H. McDermott

Robert C. Timmins              Director                          March 23, 2001
       Robert C. Timmins

                            PATRICK INDUSTRIES, INC.
                                and subsidiaries

                          consolidated Financial Report

                                DECEMBER 31, 2000

                                    Contents

- --------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE FINANCIAL STATEMENTS                                             F-1
- --------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Consolidated balance sheets                                             F-2
   Consolidated statements of operations                                   F-3
   Consolidated statements of shareholders' equity                         F-4
   Consolidated statements of cash flows                                   F-5
   Notes to financial statements                                      F-6-F-20

- --------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE SUPPLEMENTARY INFORMATION                                       F-21
- --------------------------------------------------------------------------------
   SUPPLEMENTARY INFORMATION

   Schedule II - Valuation and qualifying
      accounts and reserves                                               F-22


- --------------------------------------------------------------------------------

                          Independent Auditor's Report


To the Board of Directors
Patrick Industries, Inc.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.









Elkhart, Indiana
February 2, 2001

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

- -----------------------------------------------------------------------------------------
                                                            2000                1999
- -----------------------------------------------------------------------------------------

ASSETS

Current Assets
 Cash and cash equivalents                               $ 6,716,128         $ 6,686,182
 Trade receivables                                        14,281,674          18,498,685
 Inventories                                              30,937,954          42,039,348
 Income tax refund claims receivable                       1,031,086                   -
 Prepaid expenses                                            770,017             663,189
 Deferred tax assets                                       1,946,000                   -
                                                       ----------------------------------

 Total current assets                                     55,682,859          67,887,404

Property and Equipment, net                               40,589,738          49,895,640

Intangible and Other Assets                                6,247,573           8,420,056
                                                       ----------------------------------

                                                        $102,520,170       $ 126,203,100
                                                       ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt                    $ 3,671,428         $ 3,671,428
 Accounts payable, trade                                   7,040,285          11,155,999
 Accrued liabilities                                       3,555,008           5,506,326
                                                       ----------------------------------

 Total current liabilities                                14,266,721          20,333,753
                                                       ----------------------------------

Long-Term Debt, less current maturities                   18,785,716          22,457,144
                                                       ----------------------------------

Deferred Compensation Obligations                          2,042,198           1,945,058
                                                       ----------------------------------

Deferred Tax Liabilities                                   1,176,000           1,900,000
                                                       ----------------------------------

Commitments and Contingencies

Shareholders' Equity
 Preferred stock, no par value; authorized
 1,000,000 shares                                                  -                   -
 Common stock, no par value; authorized
 12,000,000 shares; issued 2000 4,568,666
 shares; 1999 5,595,466 shares                            17,689,417          21,389,940
 Retained earnings                                        48,560,118          58,177,205
                                                       ----------------------------------
                                                          66,249,535          79,567,145
                                                       ----------------------------------

                                                        $102,520,170       $ 126,203,100
                                                       ==================================
See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000, 1999, and 1998

- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
                                                               2000                1999                1998
- --------------------------------------------------------------------------------------------------------------------

Net sales                                                      $361,620,206       $ 457,356,260       $ 453,518,573

Cost of goods sold                                              319,715,214         400,017,287         393,962,419
                                                        ------------------------------------------------------------

 Gross profit                                                    41,904,992          57,338,973          59,556,154
                                                        ------------------------------------------------------------

Operating expenses:
 Warehouse and delivery                                          15,140,245          16,714,651          16,076,212
 Selling, general, and administrative                            25,240,711          27,057,686          26,796,204
 Impairment charges                                               6,937,163                   -                   -
 Restructuring charges                                              717,598                   -                   -
                                                        ------------------------------------------------------------
                                                                 48,035,717          43,772,337          42,872,416
                                                        ------------------------------------------------------------

 Operating income (loss)                                         (6,130,725)         13,566,636          16,683,738

Interest expense, net                                             1,224,145           1,393,346           1,171,967
                                                        ------------------------------------------------------------

 Income (loss) before income
 taxes (credits)                                                 (7,354,870)         12,173,290          15,511,771

Federal and state income taxes (credits)                         (2,821,000)          4,769,000           6,204,700
                                                        ------------------------------------------------------------

 Net income (loss)                                             $ (4,533,870)        $ 7,404,290         $ 9,307,071
                                                        ============================================================

Basic earnings (loss) per common share                              $ (0.89)             $ 1.30              $ 1.58
                                                        ============================================================

Diluted earnings (loss) per common share                            $ (0.89)             $ 1.29              $ 1.57
                                                        ============================================================

See Notes to Financial Statements.




                                                          2000              1999              1998
                                                    ------------------------------------------------------
Cost of goods sold:
Total cost of goods sold for reportable
segments                                                    $ 347,570         $ 435,618         $ 437,057
Elimination of intersegment cost of goods
sold                                                          (22,821)          (28,576)          (36,123)
Consolidation reclassifications                                (2,000)           (2,890)           (2,858)
Corporate incentive agreements                                 (2,589)           (3,681)           (3,740)
Other                                                            (445)             (454)             (373)
                                                    ------------------------------------------------------
Consolidated cost of goods sold                             $ 319,715         $ 400,017         $ 393,963
                                                    ======================================================

Earnings before interest and taxes (EBIT):
EBIT for reportable segments                                    $ 641           $ 9,868          $ 13,340
Corporate incentive agreements                                  2,589             3,681             3,740
Consolidation reclassifications                                  (329)             (780)             (173)
Gain (loss) on sale of property
and equipment                                                     617               643               (32)
Impairment charge                                              (6,937)                -                 -
Restructuring charge                                             (718)                -                 -
Other                                                          (1,994)              154              (191)
                                                    ------------------------------------------------------
Consolidated EBIT                                            $ (6,131)         $ 13,566          $ 16,684
                                                    ======================================================

Consolidated assets:
Identifiable assets for reportable segments                  $ 63,163          $ 87,420          $ 69,586
Corporate property and equipment                               23,764            24,693            24,541
Current assets not allocated to segments                        8,518             6,035            25,063
Intangible and other assets not allocated
to segments                                                     6,248             8,420             8,720
Consolidation eliminations                                       (349)             (365)             (155)
                                                    ------------------------------------------------------
Consolidated assets                                         $ 101,344         $ 126,203         $ 127,755
                                                    ======================================================

Depreciation and amortization:
Depreciation for reportable segments                          $ 5,456           $ 5,825           $ 4,952
Corporate depreciation and amortization                         1,942             3,079             2,629
                                                    ------------------------------------------------------
Consolidated depreciation and
amortization                                                  $ 7,398           $ 8,904           $ 7,581
                                                    ======================================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
December 31, 2000, 1999, and 1998

- ------------------------------------------------------------------------------------------------------------------------------
                                                   Balance At                              Deductions          Balance At
                                                   Beginning           Charged To             From                Close
                                                   Of Period           Operations           Reserves            Of Period
- ------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
- - deducted from trade receiv-
  ables in the balance sheets:
     1998                                         $  125,000          $  235,000          $  235,000          $  125,000
                                                  ==========          ==========          ==========          ==========

     1999                                         $  125,000          $  268,595          $  118,595          $  275,000
                                                  ==========          ==========          ==========          ==========

     2000                                         $  275,000          $  641,676          $  166,676          $  750,000
                                                  ==========          ==========          ==========          ==========


Allowance  for  restructuring
  charges - in accrued
  liabilities  in the balance
  sheets:
     1998                                           $      -            $      -            $      -            $      -
                                                  ==========          ==========          ==========          ==========

     1999                                           $      -            $      -            $      -            $      -
                                                  ==========          ==========          ==========          ==========

     2000                                           $      -          $  714,598          $  588,598          $  126,000
                                                  ==========          ==========          ==========          ==========


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------

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

Risks and uncertainties:

The Company purchases significant amounts of inventory, which are commodities, from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company's purchases of these items are based on supplier allocations.

Significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly- owned subsidiaries, Harlan Machinery Company, Inc., and Patrick Door, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents:

The Company has cash on deposit in financial institutions in amounts which, at times, may be in excess of insurance coverage provided by the Federal Deposit Insurance Corporation.

For purposes of the statement of cash flows, the Company considers all overnight repurchase agreements and commercial paper with a maturity of 30 days or less acquired in connection with its sweep account arrangements with its bank to be cash equivalents.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


At December 31, 2000 and 1999, the Company owned marketable debt securities in the total amounts of approximately $4,500,000 and $6,600,000 respectively. These available for sale debt securities mature in January 2001 and 2000 and bear interest at a weekly adjusted variable rate which was 6.2% at December 31, 2000 and 5% at December 31, 1999. The securities are stated at fair value which approximated their cost at December 31, 2000 and 1999. These securities matured and were sold on January 22, 2001 and January 24, 2000 and have been classified as a cash equivalent in the accompanying balance sheet.

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

Revenue recognition:

The Company ships product based on specific orders from customers and revenue is recognized upon delivery.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------

Earnings per common share:

Following is information about the computation of the earnings per share data for the years ended December 31, 2000, 1999, and 1998:


                                                        2000              1999              1998
                                                 -------------------------------------------------------
Numerator for basic and diluted
earnings per share, net income (loss)                   $(4,533,870)      $ 7,404,290       $ 9,307,071
                                                 =======================================================

Denominator:
Weighted average shares, denominator
for basic earnings per share                              5,118,103         5,714,177         5,902,615

Effect of dilutive potential common
shares, employee stock options (a)                                -            10,867            24,395
                                                 -------------------------------------------------------

Denominator for diluted
    earnings per share                                    5,118,103         5,725,044         5,927,010
                                                 =======================================================

Basic earnings (loss) per share                             $ (0.89)           $ 1.30            $ 1.58
                                                 =======================================================

Diluted earnings (loss) per share                           $ (0.89)           $ 1.29            $ 1.57
                                                 =======================================================




   (a) Due to the loss incurred during the year ended December 31, 2000, 15,715 dilutive potential common shares are not included because the effect would be antidilutive.

Note 2.  Balance Sheet Data


Trade receivables:

Trade receivables in the accompanying balance sheets at December 31, 2000 and 1999 are stated net of an allowance for doubtful accounts of $750,000 and $275,000 respectively.

Inventories:

                                               2000               1999
                                            ----------------------------------

Raw materials                                 $ 17,130,635       $ 23,286,250
Work in process                                  2,040,040          1,555,319
Finished goods                                   4,647,673          4,668,813
Materials purchased for resale                   7,119,606         12,528,966
                                            ----------------------------------
                                              $ 30,937,954       $ 42,039,348
                                            ==================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------



Property and equipment:

                                          2000               1999
                                       ----------------------------------

Land and improvements                     $ 3,509,609        $ 3,601,733
Buildings and improvements                 24,487,881         23,975,663
Machinery and equipment                    58,680,294         56,670,702
Transportation equipment                    2,304,343          2,666,259
Leasehold improvements                      3,439,192          3,536,046
                                       ----------------------------------
                                           92,421,319         90,450,403
Less accumulated depreciation              51,831,581         40,554,763
                                       ----------------------------------
                                       ----------------------------------
                                         $ 40,589,738       $ 49,895,640
                                       ==================================


Goodwill, at amortized cost              $ 2,921,060        $ 4,706,976
Cash value of life insurance               2,526,659          2,630,923
Other                                        799,854          1,082,157
                                       ---------------------------------
                                         $ 6,247,573        $ 8,420,056
                                       =================================


Accrued liabilities:


Payroll and related expenses             $ 1,132,012          $ 2,445,031
Property taxes                               879,900              973,600
Other                                      1,543,096            2,087,695
                                       -----------------------------------
                                         $ 3,555,008          $ 5,506,326
                                       ===================================


Note 3.  Pledged Assets and Long-Term Debt


Long-term debt at December 31, 2000 and 1999 is as follows:


                                                                     2000              1999
                                                                -----------------------------------

Senior Notes, insurance company                                      $ 12,857,144     $ 15,428,572
Indiana Development Finance Authority Bonds                             1,800,000        2,100,000
State of Oregon Economic Development Revenue Bonds                      3,600,000        4,000,000
State of North Carolina Economic Development Revenue
Bonds                                                                   4,200,000        4,600,000
                                                                -----------------------------------
                                                                       22,457,144       26,128,572
Less current maturities                                                 3,671,428        3,671,428
                                                                -----------------------------------
                                                                -----------------------------------
                                                                     $ 18,785,716     $ 22,457,144
                                                                ===================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------

The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The notes are due in annual principal installments of $2,571,428 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (5.2% at December 31, 2000). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (5.2% at December 31, 2000). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (5.2% at December 31, 2000). Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit.

The Company has an unsecured revolving credit agreement which allows borrowings up to $10,000,000 or a borrowing base defined in the agreement and which expires on January 28, 2003. Interest on this note is at either prime or the Eurodollar rate plus .75%. The Company pays .25% of the unused portion of the revolving line. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth.

Aggregate maturities of long-term debt for the years ending December 31, 2001 through 2004 are $3,671,428; 2005 $3,671,432; and thereafter $4,100,000.

In addition, the Company is contingently liable for standby letters of credit of approximately $11,800,000 to meet credit policies of certain suppliers.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 2000, 1999, and 1998 was approximately $1,662,000, $1,826,000, and $1,640,000 respectively.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


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

Note 5.  Commitments and Related Party Leases


The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements, which expire at various dates through 2005. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman/major shareholder and expire at various dates through September 30, 2005.

The total minimum rental commitment at December 31, 2000 under the leases mentioned above is approximately $7,122,000 which is due approximately $2,747,000 in 2001, $1,949,000 in 2002, $1,178,000 in 2003, $714,000 in 2004,
$277,000 in 2005, and $257,000 thereafter.

The total rent expense included in the statements of operations for the years ended December 31, 2000, 1999, and 1998 is approximately $3,900,000, $4,100,000, and $3,900,000 respectively, of which approximately $1,300,000 each year was paid to the chairman/major shareholder.

Note 6.  Major Customers


Net sales for the year ended December 31, 2000 included sales to one customer accounting for 10% or more of the total net sales of the Company for the year. The percentage of sales to this customer was 14.4%.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


Net sales for the year ended December 31, 1999 included sales to two customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 11.9% and 10.4%.

Net sales for the year ended December 31, 1998 included sales to two customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 12.1%, and 11.3%.

The balances due from these customers at December 31, 2000 and 1999 were not significant to the total trade receivables balance.

Note 7.  Income Tax Matters


Federal and state income taxes (credits) for the years ended December 31, 2000, 1999, and 1998, all of which are domestic, consist of the following:


                                                            2000                1999                 1998
                                                     -------------------------------------------------------------
Current:
Federal                                                       $ (120,000)        $ 3,600,000          $ 4,704,700
State                                                            (31,000)            943,000              933,000
Deferred                                                      (2,670,000)            226,000              567,000
                                                     -------------------------------------------------------------
                                                            $ (2,821,000)        $ 4,769,000          $ 6,204,700
                                                     =============================================================


The provisions for income taxes (credits) for the years ended December 31, 2000, 1999, and 1998 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 35% to income before income taxes. A reconciliation of the differences is as follows:


                                                       2000               1999               1998
                                                 --------------------------------------------------------

Rate applied to pretax income                         $ (2,570,000)       $ 4,260,000        $ 5,430,000
State taxes, net of federal
tax effect                                                (368,000)           550,000            706,000
Write off of nondeductible goodwill                        121,000                  -                  -
Other                                                       (4,000)           (41,000)            68,700
                                                 --------------------------------------------------------
                                                      $ (2,821,000)       $ 4,769,000        $ 6,204,700
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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------

The composition of the deferred tax assets and liabilities at December 31, 2000 and 1999 is as follows:

                                                    2000                1999
                                             -----------------------------------
Gross deferred tax liability,
accelerated depreciation                       $ (1,983,000)       $ (3,926,000)
                                             -----------------------------------
Gross deferred tax assets:
Trade receivables allowance                         296,000             109,000
Inventory capitalization                            308,000             320,000
Accrued expenses                                    696,000             641,000
Deferred compensation                               807,000             768,000
Unvested stock awards                               197,000             155,000
Inventory reserves                                  217,000                   -
AMT credit carryforward                             100,000                   -
Other                                               132,000              33,000
                                             -----------------------------------
                                                  2,753,000           2,026,000
                                             -----------------------------------
Net deferred tax assets (liabilities)             $ 770,000        $ (1,900,000)
                                             ===================================

Note 8.  Self-Insured Plans


The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The total annual aggregate liability was approximately $3,900,000 at December 31, 2000. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self insured for its workers' compensation liability. The Company is responsible for a per occurrence limit amount not to exceed approximately $500,000 individually and $2,800,000 in aggregate annually. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

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

Bonus plan:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $560,000, $2,170,000, and $2,200,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------

Profit-sharing plan:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 2000, 1999, and 1998 were immaterial.

Stock option plan:

At December 31, 2000, the Company has a stock option plan with shares of common stock reserved for options to key employees. As permitted under generally accepted accounting principles, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:


                                                         2000                1999               1998
                                                  ----------------------------------------------------------
Net income (loss):
As reported                                              $ (4,533,870)       $ 7,404,290        $ 9,307,071
Pro forma                                                  (4,895,300)         7,060,174          9,307,071

Primary earnings (loss) per share:
As reported                                                   $ (0.89)            $ 1.30             $ 1.58
Pro forma                                                       (0.96)              1.24               1.58

Fully diluted earnings (loss) per share:
As reported                                                   $ (0.89)            $ 1.29             $ 1.57
Pro forma                                                       (0.96)              1.23               1.57




The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2000: dividend rate of 2.25% for all years; risk-free interest rate of 5.25%; expected lives of 5 years; and price volatility of 43%.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------

Following is a summary of transactions of granted shares under option for the years ended December 31, 2000, 1999 and 1998:


                                          2000                      1999                      1998
                                      -----------------------------------------------------------------------------
                                                     Weighted                  Weighted                   Weighted
                                                     Average                   Average                   Average
                                                     Exercise                  Exercise                   Exercise
                                         Shares        Price       Shares        Price       Shares        Price
                                      -----------------------------------------------------------------------------

Outstanding, beginning
of year                                    417,500       $14.13       88,500       $10.75       96,000        $10.75
Issued during the year                     115,000         6.13      352,500        14.75            -             -
Canceled during the year                   (80,000)       11.50      (21,000)       10.75            -             -
Exercised during the year                        -            -       (2,500)       10.75       (7,500)        10.75
                                      -----------------------------------------------------------------------------
Outstanding, end of year                   452,500       $12.55      417,500       $14.13       88,500        $10.75
                                      ===============================================================================

Eligible, end of year for
exercise                                    84,375       $14.75       65,000       $10.75       88,500        $10.75
                                      ===============================================================================

Weighted average fair value
of options granted during
the year                                   N/A            $2.07      N/A           $ 7.26      N/A          N/A
                                      ===============================================================================


A further summary about fixed options outstanding at December 31, 2000 is as follows:


                                               Options Outstanding                        Options Exercisable
                                          ------------------------------------------------------------------------
                                                            Weighted
                                                            Average       Weighted                     Weighted
                                                           Remaining      Average                      Average
                                              Number      Contractual     Exercise       Number        Exercise
                                            Outstanding       Life         Price       Exercisable      Price
                                          ------------------------------------------------------------------------

Exercise price of $14.75                         337,500           8.5       $ 14.75         84,375       $ 14.75
                                          ========================================================================

Exercise price of $6.125                         115,000           9.5       $ 6.125              -           $ -
                                          ========================================================================




Theses options were included in computing diluted earnings per common share as shown on the consolidated statements of income.

Stock award plan:

The Company has adopted a stock award plan for the seven existing non-employee directors. Grants awarded during May 2000 and May 1999 of 24,000 and 18,000 shares respectively are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


Note 10. Business Combination


In April 1998, the Company acquired for cash all of the assets and liabilities of Woodtek, L.L.C., a manufacturer of wood products. The total acquisition cost was $2,581,490. The acquisition has been accounted for as a purchase and the results of operations of Woodtek, L.L.C. since the date of acquisition are included in the consolidated financial statements.

Note 11. Asset Impairments and Restructurings


During 2000, the Company recorded asset impairments of $6,937,163 (approximately $4,283,000 after tax or $.84 per share) and restructuring charges of $717,598 (approximately $430,600 after tax or $.08 per share).

Asset impairment charges were required to write down the net book values of long-lived assets primarily in the Company's Wood and Other Segments (approximately $5,371,000 and $1,566,000 respectively). Estimated future cash flows of these operations had indicated that an impairment had occurred.

Restructuring charges were incurred from the strategic decisions to close a manufacturing plant in the Wood Segment, moving manufacturing to other existing plant locations, the merging of certain facilities in the Southeast to gain operating efficiencies, and the closing of an unprofitable manufacturing facility in the Other Segment. The charges include severance payments, writedown of obsolete inventories, and future rental commitments related to the closed facilities. The remaining restructuring reserves amount to approximately $400,000 and are expected to be utilized by the second quarter 2001. The majority of the cost savings related to these plans will be realized in 2001 and beyond.

Note 12. Contingencies


The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

Note 13. Cash Flows Information


Supplemental information relative to the statements of cash flows for the years ended December 31, 2000, 1999, and 1998 is as follows:


                                                        2000              1999              1998
                                                  -------------------------------------------------------
Supplemental disclosures of cash
flows information:
Cash payments for:
Interest                                                 $ 1,275,745      $ 1,597,626        $ 1,621,879
                                                  =======================================================

Income taxes                                             $ 1,248,811      $ 4,850,244        $ 6,359,279
                                                  =======================================================

Business acquisitions:
Cash purchase price                                              $ -              $ -        $ 2,581,490
                                                  =======================================================

Working capital acquired                                         $ -              $ -        $ 1,081,490
Fair value of long-lived assets acquired                           -                -          1,500,000
                                                  -------------------------------------------------------
                                                                 $ -              $ -        $ 2,581,490
                                                  =======================================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


The changes in assets and liabilities in arriving at net cash provided by operating activities are net of amounts related to acquisitions.

Note 14. Unaudited Interim Financial Information


Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share data):


                                                Quarter Ended
                              ----------------------------------------------------------
                              March 31,      June 30,       September 30,   December 31,
                              ----------------------------------------------------------
                                                       2000
                              ----------------------------------------------------------

Net Sales                     $ 99,824       $  100,902     $  89,945      $  70,949
Gross Profit                    10,753           12,566        11,122          7,463
Net income (loss)               (4,602)             880           605         (1,417)
Earnings loss per common share   (0.86)            0.16          0.11          (0.30)
Weighted average common
 shares outstanding          5,346,346        5,268,666     5,141,275      4,720,242



                                                Quarter Ended
                              ----------------------------------------------------------
                              March 31,      June 30,       September 30,   December 31,
                              ----------------------------------------------------------
                                                       1999
                              ----------------------------------------------------------

Net Sales                     $107,352       $  123,029     $ 116,981      $ 109,994
Gross Profit                    13,984           16,270        13,490         13,595
Net income (                     2,211            2,659         1,337          1,197
Earnings per common share         0.38             0.47          0.23           0.21
Weighted average common
 shares outstanding          5,786,480        5,685,715     5,695,539      5,690,237


Note 15. Segment Information


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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


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

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2000, 1999, and 1998.


                             Laminating   Distribution      Wood         Other        Total
                             ------------------------------------------------------------------
                                                            2000
                             ------------------------------------------------------------------

Sales                          $ 156,525     $ 133,174      $ 34,050     $ 37,855     $ 361,604
Sales, intersegment                5,821            56         1,066       15,894        22,837
                             ------------------------------------------------------------------
Total sales                      162,346       133,230        35,116       53,749       384,441

Cost of goods sold               146,538       120,534        32,735       47,763       347,570

EBIT                               1,763         1,110        (1,596)        (636)          641

Identifiable assets               32,368        13,177         6,132       11,486        63,163

Depreciation                       2,668           457           947        1,384         5,456


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------



                             Laminating   Distribution      Wood         Other        Total
                             ------------------------------------------------------------------
                                                                 1999
                             ------------------------------------------------------------------

Sales                          $ 185,300     $ 185,053      $ 42,458     $ 43,747     $ 456,558
Sales, intersegment                6,733            51         1,209       21,381        29,374
                             ------------------------------------------------------------------
Total sales                      192,033       185,104        43,667       65,128       485,932

Cost of goods sold               171,288       167,507        41,639       55,184       435,618

EBIT                               5,229         4,588        (2,572)       2,623         9,868

Identifiable assets               39,750        20,270        11,956       15,444        87,420

Depreciation                       2,398           437         1,630        1,360         5,825




                               Laminating     Distribution      Wood       Other      Total
                             ------------------------------------------------------------------
                                                               1998
                             ------------------------------------------------------------------

Sales                          $ 190,204     $ 171,700      $ 45,019     $ 45,717    $ 452,640
Sales, intersegment                8,244             -         5,834       22,924       37,002
Total sales                      198,448       171,700        50,853       68,641      489,642

Cost of goods sold               174,673       156,303        49,061       57,020      437,057

EBIT                               8,289         3,480        (3,019)       4,590       13,340

Identifiable assets               32,181        14,480        10,965       11,960       69,586

Depreciation                       1,982           367         1,349        1,254        4,952



A reconciliation of total segment sales, cost of goods sold, and EBIT to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2000, 1999, and 1998 is as follows (dollars in thousands):


Sales:
Total sales for reportable segments                         $ 384,441         $ 485,932         $ 489,642
Elimination of intersegment revenue                           (22,821)          (28,576)          (36,123)
                                                    ------------------------------------------------------
                                                    ------------------------------------------------------
Consolidated sales                                          $ 361,620         $ 457,356         $ 453,519
                                                    ======================================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

- --------------------------------------------------------------------------------


                                                          2000              1999              1998
                                                    ------------------------------------------------------
Cost of goods sold:
Total cost of goods sold for reportable
segments                                                    $ 347,570         $ 435,618         $ 437,057
Elimination of intersegment cost of goods
sold                                                          (22,821)          (28,576)          (36,123)
Consolidation reclassifications                                (2,000)           (2,890)           (2,858)
Corporate incentive agreements                                 (2,589)           (3,681)           (3,740)
Other                                                            (445)             (454)             (373)
                                                    ------------------------------------------------------
Consolidated cost of goods sold                             $ 319,715         $ 400,017         $ 393,963
                                                    ======================================================

Earnings before interest and taxes (EBIT):
EBIT for reportable segments                                    $ 641           $ 9,868          $ 13,340
Corporate incentive agreements                                  2,589             3,681             3,740
Consolidation reclassifications                                  (329)             (780)             (173)
Gain (loss) on sale of property
and equipment                                                     617               643               (32)
Impairment charge                                              (6,937)                -                 -
Restructuring charge                                             (718)                -                 -
Other                                                          (1,994)              154              (191)
                                                    ------------------------------------------------------
Consolidated EBIT                                            $ (6,131)         $ 13,566          $ 16,684
                                                    ======================================================

Consolidated assets:
Identifiable assets for reportable segments                  $ 63,163          $ 87,420          $ 69,586
Corporate property and equipment                               23,764            24,693            24,541
Current assets not allocated to segments                        8,518             6,035            25,063
Intangible and other assets not allocated
to segments                                                     6,248             8,420             8,720
Consolidation eliminations                                       (349)             (365)             (155)
                                                    ------------------------------------------------------
Consolidated assets                                         $ 101,344         $ 126,203         $ 127,755
                                                    ======================================================

Depreciation and amortization:
Depreciation for reportable segments                          $ 5,456           $ 5,825           $ 4,952
Corporate depreciation and amortization                         1,942             3,079             2,629
                                                    ------------------------------------------------------
Consolidated depreciation and
amortization                                                  $ 7,398           $ 8,904           $ 7,581
                                                    ======================================================



                       Independent Auditor's Report on the
                        supplemental schedule and consent


To the Board of Directors
Patrick Industries, Inc.
Elkhart, Indiana


Our audits of the consolidated financial statements of Patrick Industries, Inc. and Subsidiaries included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 2000. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated February 2, 2001, with respect to the consolidated financial statements and schedule of Patrick Industries, Inc. and Subsidiaries included in this Annual Report on Form 10-K for the year ended December 31, 2000.








                             McGLADREY & PULLEN, LLP






Elkhart, Indiana
April 2, 2001

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
December 31, 2000, 1999, and 1998

- ------------------------------------------------------------------------------------------------------------------------------
                                                   Balance At                              Deductions          Balance At
                                                   Beginning           Charged To             From                Close
                                                   Of Period           Operations           Reserves            Of Period
- ------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
- - deducted from trade receiv-
  ables in the balance sheets:
     1998                                         $  125,000          $  235,000          $  235,000          $  125,000
                                                  ==========          ==========          ==========          ==========

     1999                                         $  125,000          $  268,595          $  118,595          $  275,000
                                                  ==========          ==========          ==========          ==========

     2000                                         $  275,000          $  641,676          $  166,676          $  750,000
                                                  ==========          ==========          ==========          ==========


Allowance  for  restructuring
  charges - in accrued
  liabilities  in the balance
  sheets:
     1998                                           $      -            $      -            $      -            $      -
                                                  ==========          ==========          ==========          ==========

     1999                                           $      -            $      -            $      -            $      -
                                                  ==========          ==========          ==========          ==========

     2000                                           $      -          $  714,598          $  588,598          $  126,000
                                                  ==========          ==========          ==========          ==========


                                INDEX TO EXHIBITS

Exhibit Number                      Exhibits
- --------------                      --------

      3(a) -Amended Articles of Incorporation of the Company as further amended (filed as Exhibit 3(a) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)
               ...........

      3(b) -By-Laws of the Company (filed as Exhibit 3(b) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

      3(c)     - Preferred Share Purchase Rights Agreement (filed
               April 3, 1996 on Form 8-A and incorporated herein by reference)
               .......

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

      10(f)    -Credit Agreement dated as of February 2, 1994 among the
               Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended
               December 31, 1993 and incorporated herein by reference) .........

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

      10(l)    -Commercial Lease and dated as of October 1, 1994 between Mervin
               D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(k) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)
               ...........

      10(m) -Commercial Lease dated September 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(l) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

      10(n) -Commercial Lease dated November 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(m) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

      10(o) -Commercial Lease dated October 1, 1999 between Mervin D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(o) to the Company's Form 10-K for the fiscal year ended December
               31, 1999 and incorporated herein by reference) ..........

      10(p)** -Commercial Lease dated September 1, 2000 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee..........

      10(q)** -Commercial Lease dated November 1, 2000 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee..........

      10(r)**  -Credit Agreement dated as of January 28, 2000 among the
               Company, Bank One, Indiana, N.A...........

         12**  -Computation of Operating Ratios ...........

         23    -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-21) .....


 *Management contract or compensatory plan or arrangement
**Filed herewith