Form 10-Q
period 2001-03-31
PATRICK INDUSTRIES INC
filed 2001-05-15
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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
Yes   X     No

Shares of Common Stock Outstanding as of April 30, 2001:  4,505,666

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 2001 & December 31, 2000                                       3

  Unaudited Condensed Statements of Operations
    Three Months Ended March 31, 2001 & 2000                                 4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 2001 & 2000                                 5

  Notes to Unaudited Condensed Financial Statements                          6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      8

PART II:  Other Information                                                 13

  Signatures                                                                14

PART I:  FINANCIAL INFORMATION


                            PATRICK INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                          (Unaudited)
                                                                            MARCH 31       DECEMBER 31
                                                                               2001           2000
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $  5,997,153     $  6,716,128
  Trade receivables                                                       19,814,116       14,281,674
  Inventories                                                             29,521,257       30,937,954
  Income tax refund claims receivable                                      2,163,122        1,031,086
  Prepaid expenses                                                           755,288          770,017
  Deferred tax assets                                                      1,946,000        1,946,000
                                                                        ------------     ------------
         Total current assets                                             60,196,936       55,682,859
                                                                        ------------     ------------

PROPERTY AND EQUIPMENT, at cost                                           92,127,175       92,421,319
  Less accumulated depreciation                                           53,014,979       51,831,581
                                                                        ------------     ------------

                                                                          39,112,196       40,589,738
                                                                        ------------     ------------

INTANGIBLE AND OTHER ASSETS                                                6,079,628        6,247,573
                                                                        ------------     ------------


         Total assets                                                   $105,388,760     $102,520,170
                                                                        ============     ============



         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                  $  3,671,428     $  3,671,428
  Accounts payable                                                        12,636,356        7,040,285
  Accrued liabilities                                                      3,151,536        3,555,008
                                                                        ------------     ------------

Total current liabilities                                                 19,459,320       14,266,721
                                                                        ------------     ------------


LONG-TERM DEBT, less current maturities                                   18,785,716       18,785,716
                                                                        ------------     ------------


DEFERRED COMPENSATION OBLIGATIONS                                          2,071,892        2,042,198
                                                                        ------------     ------------


DEFERRED TAX LIABILITIES                                                   1,176,000        1,176,000
                                                                        ------------     ------------


SHAREHOLDERS' EQUITY
  Common stock                                                            17,449,877       17,689,417
  Retained earnings                                                       46,445,955       48,560,118
                                                                        ------------     ------------

         Total shareholders' equity                                       63,895,832       66,249,535
                                                                        ------------     ------------


           Total liabilities and shareholders' equity                   $105,388,760     $102,520,170
                                                                        ============     ============


See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                                MARCH 31

                                                        2001                2000

NET SALES                                           $  68,294,737      $  99,824,073
                                                    -------------      -------------

COST AND EXPENSES
  Cost of goods sold                                   61,209,742         89,070,610
  Warehouse and delivery expenses                       3,411,000          4,106,037
  Selling, general, and administrative expenses         6,348,696          6,861,282
  Impairment charges                                        - - -          6,937,163
  Interest expense, net                                   237,729            313,633
                                                    -------------      -------------

                                                       71,207,167        107,288,725
                                                    -------------      -------------


LOSS BEFORE INCOME TAXES                               (2,912,430)        (7,464,652)

INCOME TAXES (CREDIT)                                  (1,164,900)        (2,862,300)
                                                    -------------      -------------


NET LOSS                                            $  (1,747,530)     $  (4,602,352)
                                                    =============      =============


BASIC AND DILUTED LOSS
         PER COMMON SHARE                           $       (0.39)     $       (0.86)
                                                    =============      =============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              4,517,977          5,346,346

See accompanying notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
                                                                        2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(1,747,530)     $(4,602,352)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                      1,906,734        2,464,823
    Impairment charges                                                     - - -        6,937,163
    Deferred income taxes                                                  - - -       (2,654,000)
    (Gain) loss on sale of fixed assets                                   (7,863)           2,368
    Other                                                                277,013          147,194

Change in assets and liabilities:
    Decrease (increase) in:
          Trade receivables                                           (5,532,442)      (7,334,715)
          Income tax refund claims receivable                         (1,132,036)           - - -
          Inventories                                                  1,416,697       (3,661,087)
          Prepaid expenses                                                14,729         (101,866)
    Increase (decrease) in:
          Accounts payable and accrued liabilities                     5,337,158        7,787,064
          Income taxes payable                                             - - -         (406,572)
                                                                     -----------      -----------
             Net cash provided by (used in) operating activities         532,460       (1,421,980)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (477,608)      (1,097,110)
  Proceeds from sale of fixed assets                                       7,863            2,000
  Other                                                                  (19,515)         (22,500)
                                                                     -----------      -----------
             Net cash (used in) investing activities                    (489,260)      (1,117,610)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                            (561,965)      (3,534,001)
  Cash dividends paid                                                   (188,767)        (210,549)
  Other                                                                  (11,443)         (21,320)
                                                                     -----------      -----------
             Net cash (used In) financing activities                    (762,175)      (3,765,870)
                                                                     -----------      -----------

             (Decrease) in cash and cash equivalents                    (718,975)      (6,305,460)

Cash and cash equivalents, beginning                                   6,716,128        6,686,182
                                                                     -----------      -----------

Cash and cash equivalents, ending                                    $ 5,997,153      $   380,722
                                                                     ===========      ===========

Cash Payments for:
  Interest                                                           $   551,094      $   638,240
  Income taxes                                                            27,136          176,611

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustment for the impairment of certain long-lived assets as discussed in Note 5) necessary to present fairly the financial position as of March 31, 2001, and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Company's December 31, 2000 audited financial statements. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 2001 and December 31, 2000 consist of the following classes:


                                                              March 31            December 31
                                                                2001                  2000
                    Raw materials                          $16,768,044            $17,130,635
                    Work in process                          2,160,112              2,040,040
                    Finished                                 4,081,624              4,647,673
                                                           -------------          -----------

                       Total manufactured goods             23,009,780             23,818,348

                    Distribution products                    6,511,477              7,119,606
                                                           -------------          -----------

                       TOTAL INVENTORIES                   $29,521,257            $30,937,954
                                                           ===========            ===========

         Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4. Loss per common share for the three months ended March 31, 2001 and 2000 have been computed based on the weighted average common shares outstanding of 4,517,977 and 5,346,346 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

         Dividends per common share for the three months ended March 31, 2001 and 2000 were $.04 per share.

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

         Other - Includes aluminum extruding, a painting and distributing division, an adhesive division, a pleated shade division, a plastic thermoforming division (closed effective February 2, 2001), and a machine manufacturing division.

         The table below presents unaudited information about the revenue and operating income of those segments:

                                                             THREE MONTHS ENDED MARCH 31, 2001
                                                             ---------------------------------

                                                                                                      SEGMENT
                        LAMINATING        DISTRIBUTION           WOOD               OTHER              TOTAL
                        ----------        ------------           ----               -----              -----

Net outside sales     $  31,059,688      $  22,062,225     $   7,504,874     $     7,667,950     $ 68,294,737
Intersegment sales        1,052,729             94,690           208,251           2,943,611        4,299,281
   Total sales        $  32,112,417      $  22,156,915     $   7,713,125     $    10,611,561     $ 72,594,018*
                      ----------------------------------------------------------------------------------------
EBIT (loss)**         $    (390,540)     $     (32,786)    $    (125,276)    $      (851,750)    $ (1,400,352)
                      ----------------------------------------------------------------------------------------

Total assets          $  33,701,515      $  14,054,885     $   6,561,935     $    11,629,527     $ 65,947,862

                                                             THREE MONTHS ENDED MARCH 31, 2000
                                                             ---------------------------------

Net outside sales     $  43,563,694      $  35,874,665     $   9,663,555     $    10,722,159      $ 99,824,073
Intersegment sales        1,827,626              8,810           271,253           4,938,076         7,045,765
                      ----------------------------------------------------------------------------------------
   Total sales        $  45,391,320      $  35,883,475     $   9,934,808     $    15,660,235      $106,869,838*
                      ----------------------------------------------------------------------------------------

EBIT (loss)**         $     494,138      $     397,038     $    (662,869)    $       (52,396)     $   (175,911)

Total assets          $  43,482,827      $  22,183,794     $   8,077,183     $    16,516,899      $ 90,260,703


Reconciliation of segment operating income to consolidated operating income

                                                 2001               2000
                                                 ----               ----

EBIT** for segments                        $(1,400,352)       $    175,911
Consolidation reclassifications                (50,171)           (185,163)
Gain (loss) on sale of property
      and equipment                              7,863              (2,368)
Impairment charge                                - - -          (6,937,163)
Unallocated corporate expenses              (1,351,420)           (425,012)
Other                                          119,379             222,776
                                           -------------      ------------

   Consolidated EBIT**                     $(2,674,701)       $(7,151,019)
                                           ============        ===========


    *Does not agree to Financial Statements due to consolidation eliminations. **Earnings (loss) before interest and taxes

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Due to the overall downturn in the Manufactured Housing and Recreational Vehicle industries, the Company's sales in fiscal 2000 declined 21% from the previous year to $362 million. The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In fiscal 2000 the Manufactured Housing industry was down nearly 29% in units shipped and produced due to the limited availability of dealer and retail financing, as well as excessive retail inventory levels, which included repossessed units. The decline in the Recreational Vehicle industry began in the second quarter of 2000 due to the Recreational Vehicle dealers making inventory corrections. The end result of this was an approximate 7% decline in units shipped and produced in that particular industry for the twelve months ended December 31, 2000. The first quarter of 2001 showed similar results as shipments and production in the Manufactured Housing industry were down approximately 42% and shipments in the Recreational Vehicle industry were down nearly 24% from the same quarter of 2000. The Company's sales to the Manufactured Housing and Recreational Vehicle industries were down approximately 35% and 31%, respectively. These conditions are expected to continue through the end of fiscal 2001. The Company's sales are 48% to Manufactured Housing, 26% to Recreational Vehicle, and 26% to other industries.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                          Quarterly Ended
                                                               March 31,
                                                          2001       2000

         Net sales                                      100.0%     100.0%
         Cost of sales                                    89.6      89.2
         Gross profit                                     10.4      10.8
         Warehouse and delivery                            5.0       4.1
         Selling, general & administrative                 9.3       6.9
         Impairment charges                               - - -      6.9
         Operating loss                                   (3.9)     (7.1)
         Income taxes (credits)                           (1.7)     (2.9)
         Net loss                                         (2.6)     (4.6)


RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

         Net Sales. Net sales decreased by $31.5 million, or 31.6%, from $99.8 million in the quarter ended March 31, 2000 to $68.3 million in the quarter ended March 31, 2001. This decrease was a direct result of an estimated 42% decrease in units shipped and produced in the Manufactured Housing industry and an estimated 24% decrease in units shipped in the Recreational Vehicle industry in the first quarter 2001.

         Gross Profit. Gross profit decreased by $3.7 million, or 34.1%, from $10.8 million in the first quarter of 2000 compared to $7.1 million in the same quarter of 2001. As a percentage of net sales, gross profit decreased 0.4% from 10.8% in the first quarter of 2000 to 10.4% in the first quarter of 2001. The overall decrease was due to a 31.6% decrease in consolidated net sales. The decrease in gross profits as a percentage of net sales indicates that market conditions are still highly competitive resulting in the inability of the Company to increase selling prices without losing business.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.7 million from $4.1 million in the first quarter of 2000 to $3.4 million in the first quarter of 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.9% from 4.1% in the first quarter of 2000 to 5.0% in the first quarter of 2001. This increase is attributable to lower sales levels and higher shipping costs specifically related to the increase in gasoline prices over the past year and transportation companies running at capacity.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.5 million, or 7.4%, from $6.8 million in the quarter ended March 31, 2000 to $6.3 million in the quarter ended March 31, 2001. As a percentage of net sales, selling, general, and administrative expenses increased 2.4% from 6.9% in the first quarter of 2000 to 9.3% in the first quarter of 2001. The overall decrease is due to the Company making cost and staffing reductions. The increase in costs as a percentage of net sales is due to reduced volumes as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

         Impairment Charges. As discussed in Note 5 to the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

         Operating Loss. The operating loss decreased from $7.2 million in the first quarter of 2000 to $2.7 million in the first quarter of 2001. The operating loss for the first quarter of 2000 is due primarily to the impairment charges of $6.9 million and similar operating costs from quarter to quarter. The operating loss for the first quarter of 2001 is due to the decline in sales volume related to the industries which the Company serves.

         Interest Expense, Net. Interest expense, net of interest income, decreased 24.2% from $314,000 in the first quarter of 2000 to $238,000 in the same period in 2001. This decrease is attributable to more funds invested in the first quarter 2001 as a result of reduced working capital needs, as well as lower long-term debt levels due to normal debt service requirements.

         Net Loss. The Company experienced a net loss after interest and taxes in the first quarters of 2000 and 2001 of $4.6 million and $1.7 million, respectively. These losses are attributable to the factors described above.


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

         Selling, General, and Administrative Expenses. For the period ended March 31, 1999, a $0.6 million gain on sale of assets has been included in the selling, general, and administrative expenses. Exclusive of the gain on the sale of assets, selling, general, and administrative expenses increased 1.4% in the quarter ended March 31, 2000 compared to the same period in 1999. These expenses remained fairly constant at $6.8 million for both quarters. As a percentage of net sales however, March 31, 2000 expenses were 6.9% compared to 6.3% for the three-month period ended March 31, 1999.

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

         Net Income (Loss). The Company experienced a net loss after interest and taxes in the first quarter of 2000 of $4.6 million compared to net income of $2.2 million in the period ended March 31, 1999. This decrease is due primarily to the factors described above.


BUSINESS SEGMENTS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Laminating Segment Discussion

         Net sales decreased in the first quarter of 2001 by $13.3 million, or 29.3%, from $45.4 million in the period ended March 31, 2000 to $32.1 million in the period ended March 31, 2001. This decline in sales volume was due to approximately 42% less shipments nationwide in the Manufactured Housing industry as well as declines of up to 44% in some of the Company's principal market areas.

         EBIT declined 179.0% in the laminating segment from income of $0.5 million in the period ended March 31, 2000 compared to a loss of $0.4 million in the period ended March 31, 2001. As a percentage of net sales, EBIT decreased 2.3% from positive 1.1% in the first quarter 2000 to negative 1.2% in the first quarter 2001. This decline is due to the decrease in sales volume.

Distribution Segment Discussion

         Net sales decreased $38.3%, or $13.7 million, from $35.9 million in the first quarter 2000 to $22.2 million in the first quarter 2001. This decrease is due primarily to the decline in units shipped and produced in the Manufactured Housing industry.

         EBIT decreased 108.3%, or $430,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

         Net sales decreased 22.4%, or $2.2 million, from $9.9 million in the period ended March 31, 2000 to $7.7 million in the period ended March 31, 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.

         EBIT for this segment has increased $537,000 from an operating loss of $663,000 in period ended March 31, 2000 to an operating loss of $125,000 in the same period in 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability caused the improvement of two of the segment's major operating units. The decrease in the operating loss is partially due to reduced depreciation of approximately $250,000 as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets, as discussed in Note 5.

Other Segment Discussion

         Net sales in the other segment decreased by 32.2%, or $5.1 million, from $15.7 million in the three months ended March 31, 2000 to $10.6 million in the three month period ending March 31, 2001. This decrease is primarily attributable to a 24% decline in shipments in the Recreational Vehicle industry as well as a 29% reduction in sales in the Company's aluminum extrusion division which sells to areas mainly outside the Manufactured Housing and Recreational Vehicle industries.

         EBIT decreased from an operating loss of $52,000 in the period ended March 31, 2000 to an operating loss of $852,000 in the same period in 2001. This is the result of a 32.2% decrease in sales volume as well as competitive pricing situations which negatively affected margins in this segment.


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

         The Other segment experienced an EBIT loss for the first quarter 2000 of $52,000, compared to operating income in the first quarter 1999 of $598,000. This decrease in operating income was due to one division, which was profitable in 1999, becoming unprofitable in 2000 and another division continuing to lose market share due to operational inefficiencies.

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

         Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with, except one which has been waived. The Company intends to negotiate an amendment to the Credit Agreement so future compliance can be maintained. Although there are no assurances that the agreement will be amended, the Company, at this time, does not foresee any problems.

         The Company's Board of Directors from time to time has authorized the repurchase of shares of the Company's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide.

         The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, normal recurring capital expenditures, and the common stock repurchase program as currently contemplated. The fluctuations in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles.


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



                                                     PATRICK INDUSTRIES, INC.
                                                     (Company)





Date        May 11, 2001                       /S/Mervin      D.      Lung
       --------------------------             ----------------------------------
                                              Mervin D. Lung
                                              (Chairman of the Board)





Date        May 11, 2001                      /S/David D. Lung
       --------------------------             ----------------------------------
                                              David D. Lung
                                              (President)





Date        May 11, 2001                      /S/Keith V. Kankel
       --------------------------             ----------------------------------
                                              Keith V. Kankel
                                              (Vice President Finance)
                                              (Principal Accounting Officer)