Form 10-Q
period 2001-06-30
PATRICK INDUSTRIES INC
filed 2001-08-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                                       OR

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
Yes   X     No

Shares of Common Stock Outstanding as of July 31, 2001:  4,529,666

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    June 30, 2001 & December 31, 2000                                          3

  Unaudited Condensed Statements of Operations
    Three Months Ended June 30, 2001 & 2000, and
    Six Months Ended June 30, 2001 & 2000                                      4

  Unaudited Condensed Statements of Cash Flows
    Six Months Ended June 30, 2001 & 2000                                      5

  Notes to Unaudited Condensed Financial Statements                            6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                        9

PART II:  Other Information                                                   18

  Signatures                                                                  19

PART I:  FINANCIAL INFORMATION
                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                     (Unaudited)       (Note)
                                                       JUNE 30       DECEMBER 31
                                                         2001           2000

    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  6,500,228   $  6,716,128
  Trade receivables                                    21,717,531     14,281,674
  Inventories                                          33,079,100     30,937,954
  Income tax refund claims receivable                   1,262,085      1,031,086
  Prepaid expenses                                         91,695        770,017
  Deferred tax assets                                   1,946,000      1,946,000
                                                     ------------   ------------

    Total current assets                               64,596,639     55,682,859
                                                     ------------   ------------


PROPERTY AND EQUIPMENT, at cost                        92,214,255     92,421,319
  Less accumulated depreciation                        54,485,607     51,831,581
                                                     ------------   ------------

                                                       37,728,648     40,589,738

INTANGIBLE AND OTHER ASSETS                             6,040,078      6,247,573
                                                     ------------   ------------

    Total assets                                     $108,365,365   $102,520,170
                                                     ============   ============



    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt               $  3,671,428   $  3,671,428
  Accounts payable                                     14,996,779      7,040,285
  Accrued liabilities                                   3,532,429      3,555,008
                                                     ------------   ------------

    Total current liabilities                          22,200,636     14,266,721
                                                     ------------   ------------


LONG-TERM DEBT, less current maturities                18,785,716     18,785,716
                                                     ------------   ------------


DEFERRED COMPENSATION OBLIGATIONS                       2,101,586      2,042,198
                                                     ------------   ------------


DEFERRED TAX LIABILITIES                                1,176,000      1,176,000
                                                     ------------   ------------


SHAREHOLDERS' EQUITY
  Common stock                                         17,620,517     17,689,417
  Retained earnings                                    46,480,910     48,560,118
                                                     ------------   ------------

    Total shareholders' equity                         64,101,427     66,249,535
                                                     ------------   ------------

      Total liabilities and shareholders' equity     $108,365,365   $102,520,170
                                                     ============   ============


NOTE: The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date.

See accompanying Notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED             SIX  MONTHS NDED
                                                              JUNE 30                        JUNE 30

                                                       2001            2000            2001             2000

NET SALES                                         $  78,908,792   $ 100,902,440   $ 147,203,529    $ 200,726,513
                                                  -------------   -------------   -------------    -------------


COST AND EXPENSES
  Cost of goods sold                                 68,822,170      88,336,721     130,031,912      177,407,331
  Warehouse and delivery expenses                     3,557,882       3,957,873       6,967,282        8,063,910
  Selling, general, and administrative expenses       5,929,555       6,460,527      12,279,851       13,321,809
  Impairment charges                                         --              --              --        6,937,163
  Restructuring charges                                      --         332,342              --          332,342
  Interest expense, net                                 246,390         353,622         484,119          667,255
                                                  -------------   -------------   -------------    -------------

                                                     78,555,997      99,441,085     149,763,164      206,729,810
                                                  -------------   -------------   -------------    -------------



INCOME (LOSS) BEFORE INCOME TAXES                       352,795       1,461,355      (2,559,635)      (6,003,297)


INCOME TAXES (CREDIT)                                   140,900         581,300      (1,024,000)      (2,281,000)
                                                  -------------   -------------   -------------    -------------


NET INCOME (LOSS)                                 $     211,895   $     880,055   $  (1,535,635)   $  (3,722,297)
                                                  =============   =============   =============    =============



BASIC AND DILUTED EARNINGS
  PER COMMON SHARE                                $         .05   $         .16   $        (.34)   $        (.70)
                                                  =============   =============   =============    =============



WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  4,518,062       5,268,666       4,518,020        5,307,506


See accompanying Notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                       JUNE 30
                                                               2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(1,535,635)   $(3,722,297)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                           3,834,620      4,508,565
     Impairment charges                                           --        6,937,163
     (Gain) loss on sale of fixed assets                       (22,113)         9,022
     Deferred income taxes                                        --       (2,654,000)
     Other                                                     372,285        215,132

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                (7,435,857)    (6,381,238)
           Inventories                                      (2,141,146)    (2,244,850)
           Income tax refund claims receivable                (230,999)          --
           Prepaid expenses                                    678,322        348,072
       Increase (decrease) in:
           Accounts payable and accrued liabilities          8,081,621      3,648,160
           Income taxes payable                                   --         (192,846)
                                                           -----------    -----------

               Net cash provided by operating activities     1,601,098        470,883
                                                           -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (877,246)    (1,810,626)
  Proceeds from sale of fixed assets                            23,392         26,861
  Other                                                        (20,883)       (45,000)
                                                           -----------    -----------

               Net cash (used in) investing activities        (874,737)    (1,828,765)
                                                           -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                  (561,965)    (3,876,939)
  Cash dividends paid                                         (368,853)      (437,870)
  Other                                                        (11,443)       (21,320)
                                                           -----------    -----------


               Net cash (used in) financing activities        (942,261)    (4,336,129)
                                                           -----------    -----------


               (Decrease) in cash and cash equivalents        (215,900)    (5,694,011)

Cash and cash equivalents, beginning                         6,716,128      6,686,182
                                                           -----------    -----------


Cash and cash equivalents, ending                          $ 6,500,228    $   992,171
                                                           ===========    ===========


Cash Payments for:
  Interest                                                 $   503,719    $   756,509
  Income taxes                                                  36,596        429,126

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for the impairment of certain long-lived assets and restructuring charges as discussed in Notes 5 and
       6) necessary to present fairly financial position as of June 30, 2001 and December 31, 2000, the results of operations and cash flows for the three months and the six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Registrant's December 31, 2000 audited financial statements. The results of operations for the three month and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on June 30, 2001 and December 31, 2000 consist of the following classes:

                                                       June 30     December 31
                                                         2001           2000
                  Raw materials                      $18,807,513     $17,130,635
                  Work in process                      2,230,624       2,040,040
                  Finished goods                       4,504,125       4,647,673
                                                     -----------     -----------


                        Total manufactured goods     $25,542,262     $23,818,348

                  Distribution products                7,536,838       7,119,606
                                                     -----------     -----------


                        TOTAL INVENTORIES            $33,079,100     $30,937,954
                                                     ===========     ===========


       The  inventories  are  stated  at the lower of cost,  First-In  First-Out
       (FIFO) method, or market.

4. Loss per common share for the six months ended June 30, 2001 and 2000 have been computed based on the weighted average common shares outstanding of 4,518,020 and 5,307,506 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

       Dividends per common share for the quarter ending June 30, 2001 and 2000 were $.04 per share. This resulted in total dividends for the six month period ending June 30, 2001 and 2000 of $.08 per share.

5. The Company recognized a non-cash accounting charge in the first quarter of 2000 related to an impairment of certain long-lived assets as required by SFAS 121. The carrying values of these assets were calculated on the basis of discounted estimated future cash flow and resulted in a charge to operations of $6,937,163 or $.80 per share, net of tax. This charge was recognized as an impairment of assets in the March 31, 2000 financial statements. The SFAS 121 charge had no impact on the Company's 2000 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets has decreased in subsequent periods and will decrease in future periods.

6. In April, 2000, the Company recorded a restructuring charge based on its decision to close one of its cabinet door manufacturing facilities and to relocate its Fabricated Metals facility. The Company looked at future costs in line with future levels of business and determined that it was not feasible to keep the cabinet door facility open in this particular region. The Company recorded estimated and actual costs related to these restructuring activities of $332,342.

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

       Other - Includes aluminum extruding, a painting and distribution division, an adhesive division, a pleated shade division, a plastic thermoforming division (closed effective February 2, 2001), and a machine manufacturing division.

       The table below presents unaudited information about the revenue and operating income of those segments:


                                           THREE MONTHS ENDED JUNE 30, 2001
                                           --------------------------------

                                                                                    SEGMENT
                      LAMINATING    DISTRIBUTION       WOOD           OTHER          TOTAL
                      ----------    ------------       ----           -----          -----

Net outside sales    $ 34,130,120   $ 27,061,159   $  7,784,188   $  9,933,325   $ 78,908,792
Intersegment sales      1,136,600        283,766        245,437      4,016,127      5,681,930
                     ------------------------------------------------------------------------
   Total sales       $ 35,266,720   $ 27,344,925   $  8,029,625   $ 13,949,452   $ 84,590,722*
                     ------------------------------------------------------------------------

EBIT**               $    168,833   $    544,567   $    112,915   $    344,285   $ 1,170,600


                                           THREE MONTHS ENDED JUNE 30, 2000
                                           --------------------------------

Net outside sales    $ 43,149,383   $ 38,592,181   $  9,431,905   $  9,731,337   $100,904,806
Intersegment sales      1,435,694         31,643        274,846      4,617,584      6,359,767
                     ------------------------------------------------------------------------
   Total sales       $ 44,585,077   $ 38,623,824   $  9,706,751   $ 14,348,921   $107,264,573*
                     ------------------------------------------------------------------------


EBIT**               $  1,318,061   $    727,383   $     13,451   $     80,688   $  2,139,583




                                             SIX MONTHS ENDED JUNE 30, 2001
                                             ------------------------------

                                                                                    SEGMENT
                      LAMINATING    DISTRIBUTION       WOOD           OTHER          TOTAL
                      ----------    ------------       ----           -----          -----

Net outside sales    $ 65,189,808   $ 49,123,384   $ 15,289,062   $ 17,601,275   $147,203,529
Intersegment sales      2,189,329        378,456        453,688      6,959,738      9,981,211
                     ------------------------------------------------------------------------
   Total sales       $ 67,379,137   $ 49,501,840   $ 15,742,750   $ 24,561,013   $157,184,740*
                      ------------------------------------------------------------------------

EBIT (loss)**        $   (222,000)  $    512,074   $    (12,361)  $   (507,465)  $   (229,752)

Total assets         $ 35,251,066   $ 15,718,155   $  6,451,044   $ 12,603,615   $ 70,023,880


                                             SIX MONTHS ENDED JUNE 30, 2000
                                             ------------------------------

Net outside sales    $ 86,713,077   $ 74,466,846   $ 19,095,460   $ 20,453,496   $200,728,879
Intersegment sales      3,263,320         40,453        546,099      9,555,660     13,405,532
                     ------------------------------------------------------------------------
    Total sales      $ 89,976,397   $ 74,507,299   $ 19,641,559   $ 30,009,156   $214,134,411*
                     ------------------------------------------------------------------------


EBIT (loss)**        $  1,812,199   $  1,124,421   $   (649,420)  $     28,292   $  2,315,492

Total assets         $ 42,616,484   $ 21,317,448   $  8,449,495   $ 15,559,040   $ 87,942,467


Reconciliation of segment EBIT to consolidated EBIT



                                               3 Months Ended                         6 Months Ended
                                                  June 30,                                June 30,
                                         2001              2000                   2001                 2000
                                         ----              ----                   ----                 ----

EBIT (loss) for segments             $1,170,600        $2,139,583        $        (229,752)        $2,315,492
Corporate incentive agreements          352,381           342,962                  549,623            488,372
Consolidation reclassifications         (10,576)         (131,795)                 (60,747)          (316,958)
Gain (loss) on sale of assets            14,250            (6,654)                  22,113             (9,022)
Impairment charges                          -                 -                        -           (6,937,163)
Restructuring charge                        -            (332,342)                     -             (332,342)
Unallocated corporate expenses         (780,480)         (614,873)              (2,131,900)        (1,039,885)
Other                                  (146,990)          418,096                 (224,853)           495,464
                                     ----------        ----------        -----------------         ----------

   Consolidated EBIT (loss)**        $  599,185        $1,814,977        $      (2,075,516)       $(5,336,042)
                                     ==========        ==========        =================        ===========



    *Does not agree to Financial  Statements due to consolidation  eliminations.
  **Earnings before interest and taxes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Due to the overall downturn in the Manufactured Housing and Recreational Vehicle industries, the Company's sales in fiscal 2000 declined 21% from the previous year to $362 million. The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In fiscal 2000 the Manufactured Housing industry was down nearly 29% in units shipped and produced due to the limited availability of dealer and retail financing, as well as excessive retail inventory levels, which included repossessed units. The decline in the Recreational Vehicle industry began in the second quarter of 2000 due to the Recreational Vehicle dealers making inventory reductions. The end result of this was an approximate 7% decline in units shipped and produced in that particular industry for the twelve months ended December 31, 2000. The first six months of fiscal 2001 showed similar results as shipments and production in the Manufactured Housing industry were down approximately 35% and shipments in the Recreational Vehicle industry were down nearly 20% from the same period in fiscal 2000. These conditions are expected to continue through the end of fiscal 2001 and possibly into fiscal 2002. The Company's sales are 48% to Manufactured Housing, 26% to Recreational Vehicle, and 26% to other industries.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:


                                                  Three Months            Six Months
                                                 Ended June 30,         Ended June 30,
                                                2001       2000        2001       2000

       Net sales                               100.0%     100.0%      100.0%     100.0%
       Cost of sales                            87.2       87.5        88.3       88.4
       Gross profit                             12.8       12.5        11.7       11.6
       Warehouse and delivery                    4.5        3.9         4.7        4.0
       Selling, general, & administrative        7.5        6.4         8.3        6.6
       Impairment charges                      - - -      - - -       - - -        3.5
       Restructuring charges                   - - -        0.3       - - -        0.2
       Operating income (loss)                   0.8        1.8        (1.4)      (2.7)
       Income taxes (credits)                    0.2        0.6        (0.7)      (1.1)
       Net income (loss)                         0.3        0.9        (1.0)      (1.9)


RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

       Net Sales. Net sales decreased by $22.0 million, or 21.8%, from $100.9 million in the quarter ended June 30, 2000 to $78.9 million in the quarter ended June 30, 2001. This decrease is directly related to an estimated 29% decrease in units shipped and produced in the Manufactured Housing industry and an estimated 16% decrease in units shipped in the Recreational Vehicle industry in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

       Gross Profit. Gross profit decreased by $2.5 million, or 19.7%, from $12.6 million in the second quarter 2000 compared to $10.1 million in the second quarter of 2001. As a percentage of net sales, gross profit increased 0.3% from 12.5% in the second quarter of 2000 to 12.8% in the second quarter 2001. The overall decrease was due to a 21.8% decrease in consolidated net sales. The slight increase in gross profits as a percentage of net sales is a result of the Company's improvements in operating efficiencies through consolidation and restructuring. However, market conditions are still highly competitive resulting in the inability of the Company to increase selling prices without losing business.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.4 million, from $4.0 million in the second quarter 2000 to $3.6 million in the second quarter 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.6% from 3.9% in the second quarter of 2000 to 4.5% in the second quarter of 2001. This increase is attributable to lower sales levels and higher shipping costs specifically related to the increase in gasoline prices over the past year and increase in rates charged by transportation companies.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.5 million, or 8.2%, from $6.8 million in the quarter ended June 30, 2000 to $5.9 million in the quarter ended June 30, 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.1% from 6.1% in the second quarter of 2000 to 7.5% in the second quarter of 2001. The overall decrease is due to the Company making cost and staffing reductions. The increase in costs as a percentage of net sales is due to reduced volumes as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

       Operating Income. Operating income decreased by 66.7%, or $1.2 million, from $1.8 million in the second quarter of 2000 to $0.6 million in the second quarter of 2001. The decrease in operating income is due to the decline in sales volume for the industries to which the Company serves.

       Interest Expense, Net. Interest expense, net of interest income, decreased 30.3% from $354,000 in the second quarter of 2000 to $246,000 in the same period for 2001. This decrease is attributable to more funds invested in the second quarter of 2001 as a result of reduced working capital needs as well as lower long-term debt levels resulting from normal debt service requirements.

       Net Income. Net income decreased by $668,000, or 75.9%, from $880,000 in the second quarter of 2000 to $212,000 in the second quarter of 2001. This decrease is attributable to the factors described above.


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

       Gross Profit. Gross profit decreased by $3.7 million, or 22.8%, from $16.3 million in the second quarter 1999 compared to $12.6 million in the same quarter in 2000. As a percentage of net sales, gross profit decreased 0.7% from 13.2% in the second quarter of 1999 to 12.5% in the second quarter 2000. This decrease was due to an 18% decrease in consolidated net sales as well as highly competitive market conditions affecting margins. Several of our operations have had to reduce margins in order to maintain sales levels which has resulted in lower gross profits.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.4 million from $4.4 million in the second quarter of 1999 to $4.0 million in the second quarter 2000. As a percentage of net sales, warehouse and delivery expenses increased from 3.6% in the second quarter of 1999 to 3.9% in the second quarter 2000. This increase is attributable to lower sales levels and higher shipping costs specifically related to the increase in gasoline prices in the first half of 2000.

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


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

       Net Sales. Net sales decreased $53.5 million, or 26.7%, from $200.7 million in the six months ended June 30, 2000 to $147.2 million for the six months ended June 30, 2001. This decrease is attributable to the 35% decline in units shipped and produced in the Manufactured Housing industry and 20% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the first six months of fiscal 2001 are 48% to Manufactured Housing, 26% to Recreational Vehicle, and 26% to other industries.

       Gross Profit. Gross profit decreased $6.1 million, or 26.4%, from $23.3 million in the first six months of fiscal 2000 to $17.2 million in the first six months of fiscal 2001. As a percentage of net sales, gross profit remained fairly consistent for the six months ended June 30, 2000 and 2001. The overall decrease is due to the significantly reduced sales volume in the industries to which the Company serves.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.1 million, or 13.6%, from $8.1 million in the six months ended June 30, 2000 to $7.0 million in the same period in 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 4.0% in fiscal 2000 to 4.7% in fiscal 2001. The overall decrease is due to the decline in sales volume. The increase as a percentage of net sales is due to the increase in fuel costs from period to period, coupled with an increase in rates charged by the transportation companies.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $1.0 million, or 7.8%, from $13.3 million for the six months ended June 30, 2000 to $12.3 million for the same period in 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.7%, from 6.6% in the first half of fiscal 2000 to 8.3% in the first half of fiscal 2001. The overall decrease is due to the Company making cost and staffing reductions. The increase in cost as a percentage of net sales is due to reduced volume as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

       Impairment Charges. As discussed in Note 5 to the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

       Restructuring   Charges.   As  discussed  in  Note  6  to  the  financial
statements, the Company recognized restructuring charges of $0.3 million in the second quarter of 2000.

       Operating Loss. The Company experienced an operating loss of $2.1 million for the six months ended June 30, 2001 compared to an operating loss of $5.3 million for the six months ended June 30, 2000. The operating loss is due to the factors described above.

       Interest Expense, Net. Interest expense, net of interest income, decreased 27.5%, or $183,000 from $667,000 in the six months ended June 30, 2000 to $484,000 in the same period in 2001. The decrease is due to more funds being invested as a result of reduced working capital needs as well as lower long term debt levels resulting from normal debt service requirements.

       Net Loss. The Company experienced a net loss after interest and taxes for the six months ended June 30, 2000 and 2001 of $3.7 million and $1.5 million, respectively. These losses are attributable to the factors described above.


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


BUSINESS SEGMENTS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Laminating Segment Discussion

       Net sales decreased in the second quarter of 2001 by $9.3 million, or 20.9%, from $44.6 million in the period ended June 30, 2000 to $35.3 million in the period ended June 30, 2001. This decline in sales volume was due to approximately 29% less shipments nationwide in the Manufactured Housing industry as well as declines of up to 43% in some of the Company's principal market areas.
       EBIT declined 87.2% in the laminating segment from income of $1.3 million in the three month period ended June 30, 2000 compared to income of $0.2 million in the same period ended June 30, 2001. As a percentage of net sales, EBIT decreased 2.5% from 3.0% in the second quarter of 2000 to 0.5% in the second quarter of 2001. This decline is due to the decrease in sales volume.

Distribution Segment Discussion

       Net sales decreased 29.2%, or $11.3 million, from $38.6 million in the second quarter 2000 to $27.3 million in the second quarter 2001. This decrease is due primarily to the decline in units shipped and produced in the Manufactured Housing industry.
       EBIT decreased 25.1%, or $0.2 million, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

       Net sales decreased 17.3%, or $1.7 million, from $9.7 million in the three month period ended June 30, 2000 to $8.0 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.
       EBIT for this segment has increased from operating income of $13,000 in the second quarter of 2000 to operating income of $113,000 in the second quarter of 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability resulted in improvement in three of the segment's operating units. The closure of one of the segment's under-performing units in fiscal 2000 resulted in additional cost savings.

Other Segment Discussion

       Net sales in the other segment decreased by 2.8%, or $0.4 million, from $14.3 million in the three months ended June 30, 2000 to $13.9 million in the three month period ending June 30, 2001. The slight decline in sales volume is primarily attributable to a 20% decline in sales in the Recreational Vehicle industry, coupled with increases in sales in the Company's aluminum extrusion division and machine manufacturing division, which sell to industries mainly outside the Manufactured Housing and Recreational Vehicle industries.
       EBIT for this segment increased $264,000, or 326.7%, from $81,000 in the three month period ending June 30, 2000 to $344,000 in the same period in 2001. This increase is due to the increases in volume in the Company's aluminum extrusion and machine manufacturing divisions.

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

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

Wood Segment Discussion

       Net sales decreased 18.3%, or $2.2 million, from $11.9 million in the period ended June 30, 1999 to $9.7 million in the period ended June 30, 2000. This decline is due to the overall decline in the industry as well as some operating divisions choosing not to accept lower margin business.
       EBIT increased 101.7% in the wood segment from a loss of $793,000 in the second quarter of 1999 to income of $13,000. As a percentage of net sales, EBIT increased 6.8% from a loss of 6.7% to income of 0.1% in the second quarter of 1999 and 2000, respectively. This increase is due specifically to one operating unit experiencing exceptional operating efficiencies and returning to profitability for the quarter for the first time in three years.

Other Segment Discussion

       Net sales in the other segment decreased by 20.8%, or $3.8 million from $18.1 million in the three months ended June 30, 1999 to $14.3 million in the three month period ending June 30, 2000. This decrease is primarily attributable to decreased sales in all of the Company's other segment business units as a result of the overall decline in the industries to which the Company serves.
       The other segment experienced an EBIT of $81,000 for the quarter ended June 30, 2000 compared to EBIT of $1.1 million for the quarter ended June 30, 1999. This decrease of $1.0 million, or 92.3%, is a result of one of the Company's other segment business units experiencing operating inefficiencies related to the relocation of its existing business as well as the overall decline in the industry trends mentioned above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Laminating Segment Discussion

       Net sales in the laminating segment decreased by 25.1%, or $22.6 million from $90.0 million in the six month period ending June 30, 2000 to $67.4 million in the same period in 2001. This decrease is attributable to the 35% decline in units shipped and produced in the Manufactured Housing and 20% decrease in units shipped and produced in the Recreational Vehicle industry.
       EBIT decreased 112.3%, or $2.0 million, from $1.8 million in the six months ended June 30, 2000 to a loss of $0.2 million for the six months ended June 30, 2001. This decline is attributable to the decrease in sales volume.

Distribution Segment Discussion

       Net sales in the distribution segment decreased $25.0 million, or 33.6%, from $74.5 million in the first half of fiscal

2000 to $49.5 million in the first half of fiscal 2001. This decrease is directly related to the 35% decrease in units shipped and produced in the Manufactured Housing industry.
       EBIT decreased 54.5%, or $612,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

       Net sales in the wood segment decreased $3.9 million, or 19.9%, from $19.6 million in the six months ended June 30, 2000 to $15.7 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.
       The operating loss in this segment decreased from a loss of $649,000 in the first six months of fiscal 2000 to an operating loss of $12,000 in the first six months of fiscal 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability resulted in the improvement in three of the segment's operating units. Additionally, depreciation expense has been reduced by approximately $250,000 as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets as discussed in Note
6. The Company also closed one operating unit in this segment in fiscal 2000 which contributed to savings in 2001 of approximately $569,000.

Other Segment Discussion

       Net sales in the other segment decreased 18.2%, or $5.4 million, from $30.0 million in the six months ended June 30, 2000 to $24.6 million in the six months ended June 30, 2001. This decline is due to reduced sales volume in the Recreational Vehicle industry.
       EBIT decreased from operating income of $28,000 in the first half of fiscal 2000 to an operating loss of $507,000 in the first half of fiscal 2001. This decrease is due to the decline in sales volume.


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

Wood Segment Discussion

       Net sales decreased $3.1 million, or 13.8%, due to the decline in the manufactured housing industry.
       The wood segment experienced a decreased operating loss of approximately $925,000 from a loss of $1.6 million for the six months ended June 30, 1999 to a loss of $649,000 for the six months ended June 30, 2000. This decrease in operating loss is a direct result of the Company gaining operating efficiencies, and increased volume from the restructuring at several of its wood segment business units.

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

       The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The fluctuations in inventory and accounts receivable and accounts payable balances, which affect the Company's cash flows, are part of normal business cycles.



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

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on May 15, 2001.

           (b)  Not applicable.

           (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                       WITHHOLD
                                NAME                         FOR      AUTHORITY
                             Mervin D. Lung             3,878,394        468,935

                             John H. McDermott          3,889,761        457,568

                             Harold E. Wyland           3,820,298        527,031

                             Keith V. Kankel            3,710,151        637,178

                2. Set forth below is the tabulation of the votes for the adoption of proposed Amendment to the 1987 Stock Option
                    Program:

                              FOR            AGAINST             ABSTAIN
                            2,986,517      1,297,614              63,198

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



                                               PATRICK INDUSTRIES, INC.
                                               (Registrant)






Date    August 13, 2001                         /S/Harold   E.   Wyland
     --------------------                      ---------------------------------
                                               Harold E. Wyland
                                               (Chairman of the Board)





Date    August 13, 2001                         /S/David   D.   Lung
      -------------------                      ---------------------------------
                                               David D. Lung
                                               (President)






Date     August 13, 2001                        /S/Keith V.  Kankel
     ---------------------                     ---------------------------------
                                               Keith V. Kankel
                                               (Vice President Finance)
                                               (Principal Accounting Officer)