Form 10-Q
period 2001-09-30
PATRICK INDUSTRIES INC
filed 2001-11-13
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
                                       OR

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
Yes   X     No

Shares of Common Stock Outstanding as of November 2, 2001:  4,529,666

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    September 30, 2001 & December 31, 2000                                   3

  Unaudited Condensed Statements of Income
    Three Months Ended September 30, 2001 & 2000, and
    Nine Months Ended September 30, 2001 & 2000                              4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2001 & 2000                              5

  Notes to Unaudited Condensed Financial Statements                          6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      9

PART II:  Other Information                                                 18

  Signatures                                                                19

PART I:  FINANCIAL INFORMATION

                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                            (Unaudited)      (Note)
                                                            SEPTEMBER 30    DECEMBER 31
                                                               2001            2000
             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                            $  1,223,068   $  6,716,128
     Trade receivables                                      22,020,384     14,281,674
     Inventories                                            34,218,578     30,937,954
     Income taxes receivable                                 1,705,100      1,031,086
     Prepaid expenses                                          739,300        770,017
     Deferred tax assets                                     1,946,000      1,946,000
                                                          ------------   ------------
             Total current assets                           61,852,430     55,682,859
                                                          ------------   ------------

PROPERTY AND EQUIPMENT, at cost                             89,929,278     92,421,319
  Less accumulated depreciation                             53,896,982     51,831,581
                                                          ------------   ------------
                                                            36,032,296     40,589,738
INTANGIBLE AND OTHER ASSETS                                  5,917,524      6,247,573
                                                          ------------   ------------
             Total assets                                 $103,802,250   $102,520,170
                                                          ============   ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                 $  3,671,428   $  3,671,428
     Accounts payable                                       14,050,934      7,040,285
     Accrued liabilities                                     3,767,573      3,555,008
                                                          ------------   ------------
             Total current liabilities                      21,489,935     14,266,721
                                                          ------------   ------------

LONG-TERM DEBT, less current maturities                     15,814,288     18,785,716
                                                          ------------   ------------

DEFERRED COMPENSATION OBLIGATIONS                            2,131,280      2,042,198
                                                          ------------   ------------

DEFERRED TAX LIABILITIES                                     1,176,000      1,176,000
                                                          ------------   ------------

SHAREHOLDERS' EQUITY
     Common stock                                           17,620,517     17,689,417
     Retained earnings                                      45,570,230     48,560,118
                                                          ------------   ------------
       Total shareholders' equity                           63,190,747     66,249,535
                                                          ------------   ------------

             Total liabilities and shareholders' equity   $103,802,250   $102,520,170
                                                          ============   ============


NOTE: The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date.
         See accompanying Notes to Unaudited Condensed Financial Statements.



                                              PATRICK INDUSTRIES, INC.
                                          UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED                        NINE   MONTHS ENDED
                                                               SEPTEMBER 30                               SEPTEMBER 30

                                                           2001                2000                  2001            2000

NET SALES                                              $  77,527,508        $  89,944,512        $224,731,037      $290,671,025
                                                       -------------        -------------        ------------      ------------

COST AND EXPENSES
  Cost of goods sold                                      68,352,088           78,822,081         198,384,000       256,229,412
  Warehouse and delivery expenses                          3,797,846            3,815,775          10,765,128        11,879,685
  Selling, general, and administrative expenses            6,316,568            6,161,205          18,596,419        19,483,014
  Impairment charges                                        - - -                 - - -               - - -           6,937,163
  Restructuring charges (credit)                            - - -                (173,127)            - - -             159,215
  Interest expense, net                                      276,821              309,966             760,940           977,221
                                                       -------------        -------------        ------------      ------------
                                                          78,743,323           88,935,900         228,506,487       295,665,710
                                                       -------------        -------------        ------------      ------------


INCOME (LOSS) BEFORE INCOME TAXES                         (1,215,815)           1,008,612          (3,775,450)       (4,994,685)

INCOME TAXES (CREDITS)                                      (486,200)             403,800          (1,510,200)       (1,877,200)
                                                       -------------        -------------        ------------      ------------


NET INCOME (LOSS)                                      $    (729,615)       $     604,812        $ (2,265,250)     $ (3,117,485)
                                                       =============        =============        ============      ============


BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE                                      $        (.16)       $         .11        $       (.50)     $       (.59)
                                                       =============        =============        ============      ============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                        4,529,666            5,141,275           4,521,944         5,251,691


See accompanying notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                       2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $(2,265,250)   $(3,117,485)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                 5,729,602      6,440,563
       Impairment charges                                                - - -      6,937,163
       (Gain) loss on sale of fixed assets                             (23,918)         5,622
       Deferred income taxes                                             - - -     (2,187,000)
       Other                                                           401,979        226,706
  Change in assets and liabilities:
       Decrease (increase) in:
           Trade receivables                                        (7,738,710)    (4,692,536)
           Inventories                                              (3,280,624)     3,216,654
           Prepaid expenses                                             30,717         31,057
              Income taxes receivable                                 (674,014)      (469,580)
       Increase (decrease) in:
           Accounts payable and accrued liabilities                  7,370,923      1,103,651
           Income taxes payable                                          - - -       (404,725)
                                                                   -----------    -----------
             Net cash provided by (used in) operating activities      (449,295)     7,090,090
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (1,356,235)    (2,805,760)
  Proceeds from sale of property and equipment                         494,193         32,192
  Other                                                                (26,344)       (67,500)
                                                                   -----------    -----------
           Net cash (used in) investing activities                    (888,386)    (2,841,068)
                                                                   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                          (561,965)    (5,405,350)
  Principal payments on long-term debt                              (2,971,428)    (2,971,428)
  Cash dividends paid                                                 (549,922)      (648,859)
  Other                                                                (72,064)       (62,157)
                                                                   -----------    -----------
           Net cash (used in) financing activities                  (4,155,379)    (9,087,794)
                                                                   -----------    -----------

  Decrease in cash and cash equivalents                             (5,493,060)    (4,838,772)

Cash and cash equivalents, beginning                                 6,716,128      6,686,182
                                                                   -----------    -----------

Cash and cash equivalents, ending                                  $ 1,223,068    $ 1,847,410
                                                                   ===========    ===========


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for the impairment of certain long-lived assets and restructuring charges as discussed in Notes 5 and
       6) necessary to present fairly financial position as of September 30, 2001, and December 31, 2000, and the results of operations and cash flows for the three months and the nine months ended September 30, 2001 and 2000.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 2001 and December 31, 2000 consist of the following classes:

                                                      September 30   December 31
                                                          2001           2000

                     Raw materials                    $19,400,933    $17,130,635
                     Work in process                    2,044,069      2,040,040
                     Finished                           4,510,838      4,647,673
                                                      -----------    -----------


                          Total manufactured goods    $25,955,840    $23,818,348

                     Distribution products              8,262,738      7,119,606
                                                      -----------    -----------


                          TOTAL INVENTORIES           $34,218,578    $30,937,954
                                                      ===========    ===========


       The inventories are stated at the lower of cost, First-In First-Out
       (FIFO) method, or market.

4. Losses per common share for the nine months ended September 30, 2001 and 2000 have been computed based on the weighted average common shares outstanding of 4,521,944 and 5,251,691 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

       Dividends per common share for the quarter ending September 30, 2001 and 2000 were $.04 per share. This resulted in total dividends for the nine month periods ending September 30, 2001 and 2000 of $.12 per share.

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

6. In April, 2000, the Company recorded a restructuring charge based on its decision to close one of its cabinet door manufacturing facilities and to relocate its Fabricated Metals facility. The Company looked at future costs in line with future levels of business and determined that it was not feasible to keep the cabinet door facility open in this particular region. The Company recorded estimated and actual costs related to these restructuring activities of $159,215.

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

       Other - Includes aluminum extrusion, a painting and distribution division, an adhesive division, a pleated shade division, a plastic thermoforming division (closed effective February 2, 2001), and a machine manufacturing division.

       The table below presents unaudited information about the revenue and operating income of those segments:


                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                     -------------------------------------

                                                                                                                  SEGMENT
                              LAMINATING        DISTRIBUTION         WOOD                OTHER                     TOTAL
                              ----------        ------------         ----                -----                     -----
Net outside sales               $33,207,414     $27,457,654       $ 7,819,397         $  9,043,043            $ 77,527,508
Intersegment sales                1,073,522         374,720           271,084            3,434,839               5,154,165
                               ------------     -----------       -----------         ------------            ------------
   Total sales                  $34,280,936     $27,832,374       $ 8,090,481         $ 12,477,882            $ 82,681,673*
                                -----------     -----------       -----------         ------------            ------------

EBIT (loss) **                  $    (4,242)    $   161,804       $  (287,329)        $   (118,748)           $   (248,515)


                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                  -------------------------------------

Net outside sales               $38,165,378     $33,701,472       $ 8,300,991         $  9,776,671            $ 89,944,512
Intersegment sales                1,491,451           9,899           309,784            3,931,986               5,743,120
                                -----------     -----------       -----------         ------------            ------------
   Total sales                  $39,656,829     $33,711,371       $ 8,610,775         $ 13,708,657            $ 95,687,632*
                                -----------     -----------       -----------         ------------            ------------

EBIT (loss) **                  $   543,840     $    89,675       $  (486,739)        $     63,830            $    210,606

                                       7


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                     ------------------------------------

                                                                                                               SEGMENT
                              LAMINATING        DISTRIBUTION         WOOD                OTHER                   TOTAL
                              ----------        ------------         ----                -----                   -----

Net outside sales             $  98,397,222     $ 76,581,038      $ 23,108,459         $ 26,644,318         $  224,731,037
Intersegment sales                3,262,851          753,176           724,772           10,394,577             15,135,376
                              -------------     ------------      ------------         ------------         --------------
   Total sales                $ 101,660,073     $ 77,334,214      $ 23,833,231         $ 37,038,895         $  239,866,413*
                              -------------     ------------      ------------         ------------         --------------

EBIT (loss) **                $    (226,242)    $    673,878      $   (299,690)        $   (626,213)        $     (478,267)

Identifiable assets           $  34,820,889     $ 16,963,481      $  6,124,166         $ 11,837,793         $   69,746,329


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                     ------------------------------------

Net outside sales             $ 124,878,455     $108,168,318      $ 27,396,451         $ 30,230,167         $  290,673,391
Intersegment sales                4,754,771           50,352           855,883           13,487,646             19,148,652
                              -------------     ------------      ------------         ------------         --------------
   Total sales                $ 129,633,226     $108,218,670      $ 28,252,334         $ 43,717,813         $  309,822,043*
                              -------------     ------------      ------------         ------------         --------------

EBIT (loss) **                $   2,356,039     $  1,214,096      $ (1,136,157)        $     92,122         $    2,526,100

Identifiable assets           $  39,497,207     $ 17,390,258      $  7,070,088         $ 15,469,839         $   79,427,392


Reconciliation of segment EBIT to consolidated EBIT


                                                       3 Months Ended                     9 Months Ended
                                                        September 30,                     September 30,
                                                    2001             2000                  2001              2000
                                                    ----             ----                  ----              ----

EBIT (loss) for segments                       $   (248,515)      $  210,606          $  (478,267)        $  2,526,100
Corporate incentive agreements                      170,022        1,310,348              719,645            1,798,720
Consolidation reclassifications                     (24,410)         (91,703)             (85,157)            (408,661)
Gain (loss) on sale of assets                         1,805            3,899               23,918               (5,123)
Unallocated corporate expenses                   (1,076,032)        (236,870)          (3,207,932)          (1,276,755)
Other                                               238,136          (50,829)              13,283              444,633
Impairment charges                                   - - -            - - -               - - -             (6,937,163)
Restructuring charges                                - - -           173,127              - - -               (159,215)
                                               ------------       ----------          -----------         ------------
   Consolidated EBIT (loss)**                  $   (938,994)      $1,318,578          $(3,014,510)        $ (4,017,464)
                                               ============       ==========          ============        ============


There has been no material change in assets in the above segments.

    *Does not agree to Financial Statements due to consolidation eliminations. **Earnings (loss) before interest and taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Due to overall downturn in the Manufactured Housing and Recreational Vehicle industries, the Company's sales in fiscal 2000 declined 21% from the previous year to $362 million. The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In fiscal 2000 the Manufactured Housing industry was down nearly 29% in units shipped and produced due to the limited availability of dealer and retail financing, as well as excessive retail inventory levels, which included repossessed units. The decline in the Recreational Vehicle industry began in the second quarter of 2000 due to the Recreational Vehicle dealers making inventory reductions. The end result of this was an approximate 7% decline in units shipped and produced in that particular industry for the twelve months ended December 31, 2000. The first nine months of fiscal 2001 showed similar results as shipments and production in the Manufactured Housing industry were down approximately 33% and shipments in the Recreational Vehicle industry were down nearly 16% from the same period in fiscal 2000. These conditions are expected to continue through the end of fiscal 2001 and into fiscal 2002. The Company's sales are 50% to Manufactured Housing, 25% to Recreational Vehicle, and 25% to other industries.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                             Three Months         Nine Months
                                         Ended September 30   Ended September 30
                                          2001       2000        2001       2000

       Net sales                         100.0%    100.0%       100.0%    100.0%
       Cost of sales                      88.2      87.6         88.3      88.2
       Gross profit                       11.8      12.4         11.7      11.8
       Warehouse and delivery              4.9       4.2          4.8       4.0
       Selling, general & administrative   8.2       6.9          8.3       6.7
       Impairment charges                - - -     - - -        - - -       2.4
       Restructuring charges (credit)    - - -      (0.2)       - - -       0.1
       Operating income (loss)            (1.2)      1.5         (1.3)     (1.4)
       Net income (loss)                  (0.9)      0.6         (1.0)     (1.1)



RESULTS OF OPERATIONS

Quarter ended September 30, 2001 Compared to Quarter Ended September 30, 2000

       Net Sales. Net sales decreased by $12.4 million, or 13.8%, from $89.9 million in the quarter ended September 30, 2000 to $77.5 million in the quarter ended September 30, 2001. This decrease is directly related to an estimated 33% decrease in units shipped and produced in the Manufactured Housing industry and an estimated 16% decrease in units shipped in the Recreational Vehicle industry in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000.

       Gross Profit. Gross profit decreased by $1.9 million, or 17.5%, from $11.1 million in the third quarter 2000 compared to $9.2 million in the third quarter of 2001. As a percentage of net sales, gross profit decreased 0.6%, from 12.4% in the third quarter of 2000 to 11.8% in the third quarter 2001. The decrease is due to a 13.8% decrease in consolidated net sales coupled with market conditions remaining highly competitive resulting in the inability of the Company to increase selling prices without losing business.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses remained constant at $3.8 million in the third quarters of 2001 and 2000. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 4.2% in the third quarter of 2000 to 4.9% in the third quarter 2001. The increase as a percentage of net sales is due to the Company shipping less full truckloads than in the previous period, the increase in fuel costs from period to period, and an increase in rates charged by the transportation companies due to them running at capacity. This increase is attributable to the Company shipping fewer full truckloads of material compared to previous years, lower sales levels, higher shipping costs specifically related to the increase in gasoline prices over the past year, and transportation companies running at capacity.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.1 million, or 2.5%, from $6.2 million in the quarter ended September 30, 2000 to $6.3 million in the quarter ended September 30, 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.3%, from 6.9% in the third quarter of 2000 to 8.2% in the third quarter of 2001. The increase in costs as a percentage of net sales is due to reduced volumes as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

       Operating Loss. The Company experienced an operation loss of $0.9 million in the third quarter of 2001 compared to operating income of $1.3 million in the same quarter in 2000. This decrease of $2.2 million is due to the decline in sales volume for the industries to which the Company serves, as well as the factors described above.

       Interest Expense, Net. Interest expense, net of interest income, decreased 10.7% from $310,000 in the third quarter of 2000 to $277,000 in the same period in 2001. This decrease is attributable to more funds invested in the third quarter 2001 as a result of reduced working capital needs as well as lower long-term debt levels due to normal debt service requirements.

       Net Loss. The Company experienced a net loss of $730,000 in the third quarter of fiscal 2001 compared to net income of $605,000 in the third quarter of fiscal 2000. This decrease is attributable to the factors described above.



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

       Gross Profit. Gross profit decreased by $2.4 million, or 17.6%, from $13.5 million in the third quarter 1999 compared to $11.1 million in the same quarter in 2000. Gross profit as a percentage of net sales increased by 0.9% from 11.5% in the third quarter of 1999 to 12.4% in the third quarter 2000. The decrease in overall gross profit was due primarily to a 23% decrease in consolidated net sales. The increase in gross profit as a percentage of net sales was due to the Company concentrating on maintaining margin levels in the highly competitive markets as well as significant concentration on operating efficiencies in the Laminating and Wood operating segments.

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

       Selling, General and Administrative Expenses. To make the year to year comparison similar, a $0.2 million restructuring credit has been adjusted from the selling, general and administrative expense discussion for the period ended September 30, 2000. Selling, general and administrative expenses decreased 8.1%, or $0.5 million, from $6.7 million in the quarter ended September 30, 1999 to $6.2 million in the same period in 2000. As a percentage of net sales, September 30, 2000 expenses were 6.9% compared to 5.7% for the three month period ended September 30, 1999. This 1.2% increase was due to the decline in consolidated net sales.

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



Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

       Net Sales. Net sales decreased $65.9 million, or 22.7%, from $290.7 million in the nine months ended September 30, 2000 to $224.7 million for the nine months ended September 30, 2001. This decrease is attributable to the 33% decline in units shipped and produced in the Manufactured Housing industry and 16% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the first nine months of fiscal 2001 are 50% to Manufactured Housing, 25% to Recreational Vehicle, and 25% to other industries.

       Gross Profit. Gross profit decreased $8.1 million, or 23.5%, from $34.4 million in the first nine months of fiscal 2000 to $26.3 million in the first nine months of fiscal 2001. As a percentage of net sales, gross profit decreased 0.2%, from 11.9% in the nine months ended September 30, 2000 compared to 11.7% in the nine months ended September 30, 2001. The decrease is due to the significantly reduced sales volume in the industries to which the Company serves.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.1 million, or 9.4%, from $11.9 million in the nine months ended September 30, 2000 to $10.8 million in the same period in 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 4.1% in fiscal 2000 to 4.8% in fiscal 2001. The overall decrease is due to the decline in sales volume. The increase as a percentage of net sales is due to the Company shipping less full truckloads than in the previous period, the increase in fuel costs from period to period, and an increase in rates charged by the transportation companies due to them running at capacity.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.9 million, or 4.6%, from $19.5 million for the nine months ended September 30, 2000 to $18.6 million for the same period in 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.6% from 6.7% in the first nine months of fiscal 2000 to 8.3% in the first nine months of fiscal 2001. The overall decrease is due to the Company making cost and staffing reductions. The increase in cost as a percentage of net sales is due to reduced volume as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

       Impairment Charges. As discussed in Note 5 to the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

       Restructuring Charges. As discussed in Note 6 to the financial statements, the Company recognized restructuring charges of $0.2 million in the second and third quarters of 2000.

       Operating Loss. The Company experienced an operating loss of $3.0 million for the nine months ended September 30, 2001 compared to an operating loss of $4.0 million for the nine months ended September 30, 2000. The operating loss is due to the factors described above.

       Interest Expense, Net. Interest expense, net of interest income, decreased 22.1%, or $216,000, from $977,000 in the nine months ended September 30, 2000 to $761,000 in the same period in 2001. The decrease is due to more funds being invested as a result of reduced working capital needs as well as lower long term debt levels due to normal debt service requirements.

       Net Loss. The Company experienced a net loss after interest and taxes for the nine months ended September 30, 2000 and 2001 of $3.1 million and $2.3 million, respectively. These losses are attributable to the factors described above.



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

       Selling, General and Administrative Expenses. For the nine months ended September 30, 2000, a $6.9 million impairment charge and a $0.2 million restructuring charge has been included in the selling, general and administrative expenses. For the nine months ended September 30, 1999, a $0.6 million gain on sale of assets has been included in the selling, general and administrative expenses. Exclusive of the impairment charges, restructuring charges, and gain on sale of assets, selling, general and administrative expenses remained consistent with 1999 at $19.5 million. As a percentage of net sales, however, September 30, 2000 expenses were 6.7% compared to 5.6% for the nine months ended September 30, 1999. This increase as a percentage of net sales was due primarily to the larger than anticipated 16.3% decrease in net sales for the nine months ended September 30, 2000.

       Impairment Charges. As discussed in Note 5 of the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

       Restructuring Charges. As discussed in Note 6 to the financial statements, the Company recognized restructuring charges of $0.2 million in the second and third quarters of 2000. As discussed in Note 6 of the financial statements, the Company recognized restructuring charges of $159,000 in the nine months ended September 30, 2000.

       Operating Income (Loss). The Company experienced an operating loss of $4.0 million for the nine months ended September 30, 2000 compared to operating income of $11.3 million for the nine months ended September 30, 1999. The operating loss in the nine months ended September 30, 2000 is due primarily to the factors described above.

       Interest Expense, Net. Interest expense, net of interest income decreased 9.9%, from $1,084,000 million in the nine months ended September 30, 1999 to $977,000 in the same period in 2000. This decrease is due to more funds being invested as a result of lower inventory and receivable levels, and lower borrowing levels.

       Net Income (Loss). The Company experienced a net loss for the nine months ended September 30, 2000 of $3.1 million compared to net income of $6.2 million in the same period in 1999. This decrease is due primarily to the factors described above.



BUSINESS SEGMENTS

Quarter ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Laminating Segment Discussion

       Net sales decreased in the third quarter of 2001 by $5.4 million, or 13.6%, from $39.7 million in the period ended September 30, 2000 to $34.3 million in the period ended September 30, 2001. This decline in sales volume was due to approximately 33% less shipments nationwide in the Manufactured Housing industry as well as declines of up to 43% in some of the Company's principal market areas.
       EBIT declined 100.8% in the laminating segment from income of $544,000 in the period ended September 30, 2000 compared to a loss of $4,200 in the period ended September 30, 2001. As a percentage of net sales, EBIT decreased 1.4% in the third quarter of fiscal 2001. This decline is due to the decrease in sales volume.

Distribution Segment Discussion

       Net sales decreased 17.4%, or $5.9 million, from $33.7 million in the third quarter 2000 to $27.8 million in the third quarter 2001. This decrease is due primarily to the decline in units shipped and produced in the Manufactured Housing industry for which this segment serves, and the Company choosing not to accept certain lower margin business.
       EBIT increased 80.4%, or $72,000, due to certain operations in this segment gaining operating margin due to eliminating some unprofitable products in fiscal 2001.

Wood Segment Discussion

       Net sales decreased 6.0%, or $0.5 million, from $8.6 million in the three-month period ended September 30, 2000 to $8.1 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.
       EBIT for this segment has increased from an operating loss of $0.5 million in the third quarter of 2000 to an operating loss of $0.2 million in the third quarter of 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability have caused the improved results. The closing of one of the segments under-performing units in fiscal 2000 resulted in additional cost savings.

Other Segment Discussion

       Net sales in the other segment decreased by 9.0%, or $1.2 million, from $13.7 million in the three months ended September 30, 2000 to $12.5 million in the three month period ending September 30, 2001. The decline in sales volume is primarily attributable to a 16% decline in sales in Recreational Vehicle industry and increases in sales in the Company's aluminum extrusion division and machine manufacturing division which sell to areas mainly outside the Manufactured Housing and Recreational Vehicle industries.
       EBIT for this segment decreased $183,000, or 286%, from $64,000 in the three month period ending September 30, 2000 to a loss of $119,000 in the same period in 2001. This decrease is due to the decrease in sales volume.

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Laminating Segment Discussion

       Net sales decreased in the third quarter of 2000 by $8.1 million, or 17.0%, from $47.8 million in the period ended September 30, 1999 to $39.7 million in the period ended September 30, 2000. This decline in sales volume was due to approximately 25% less shipments nationwide in the manufactured housing industry.
       EBIT declined 37.5% from $870,000 in the three month period ended September 30, 1999 compared to $544,000 in the three month period ended September 30, 2000. As a percentage of net sales, EBIT decreased 0.5%, from 1.8% in the third quarter 1999 to 1.3% in the third quarter 2000. The ability to increase selling prices became more difficult due to the Company having to make concessions in pricing to maintain business as a result of the decline in the overall industry.

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



Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Laminating Segment Discussion

       Net sales in the laminating segment decreased by 21.6%, or $28.0 million, from $129.6 million in the nine month period ending September 30, 2000 to $101.7 million in the same period in 2001. This decrease is attributable to the 33% decline in units shipped and produced in the Manufactured Housing industry and 16% decrease in units shipped and produced in the Recreational Vehicle industry.
       EBIT decreased 110.0%, or $2.6 million, from $2.4 million in the nine months ended September 30, 2000 to a loss of $0.2 million for the nine months ended September 30, 2001. This decline is attributable to the decrease in sales volume.

Distribution Segment Discussion

       Net sales in the distribution segment decreased $30.9 million, or 28.5%, from $108.2 million in the first nine months of fiscal 2000 to $77.3 million in the same period in fiscal 2001. This decrease is directly related to the 33% decrease in units shipped and produced in the Manufactured Housing industry.
       EBIT decreased 44.5%, or $540,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

       Net sales in the wood segment decreased $4.4 million, or 15.6%, from $28.2 million in the nine months ended September 30, 2000 to $23.8 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.
       The operating loss in this segment decreased from a loss of $1.1 million in the first nine months of fiscal 2000, to an operating loss of $0.3 million in the first nine months of fiscal 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability caused the improvement in operating income. Additionally, depreciation expense has been reduced by approximately $526,000 as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets as discussed in Note 5. The Company also closed one operating unit in this segment in fiscal 2000 which contributed to savings in 2001 of approximately $751,000.

Other Segment Discussion

       Net sales in the other segment decreased 15.3%, or $6.7 million, from $43.7 million in the nine months ended September 30, 2000 to $37.0 million in the nine months ended September 30, 2001. This decline is due to reduced sales volume in the Recreational Vehicle industry.
       EBIT decreased from operating income of $92,000 in the first nine months of fiscal 2000 to an operating loss of $626,000 in the same period in fiscal 2001. This decrease is due to the decline in sales volume.



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



                                            PATRICK INDUSTRIES, INC.
                                                     (Company)






Date   November 8, 2001                     /S/Harold E. Wyland
     ----------------------                 ------------------------------------
                                                 Harold E. Wyland
                                               (Chairman of the Board)






Date   November 8, 2001                     /S/David D. Lung
     ----------------------                 ------------------------------------
                                                 David D. Lung
                                                (President)






Date   November 8, 2001                      /S/Keith V. Kankel
     -----------------------                ------------------------------------
                                                 Keith V. Kankel
                                                (Vice President Finance)
                                                (Principal Accounting Officer)