Form 10-K405/A
period 2000-12-31
PATRICK INDUSTRIES INC
filed 2001-11-27
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                Amendment No. 1

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



Explanatory Note:

This Amendment No. 1 is being filed to add the Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 which were inadvertently omitted from the first filing of the Form 10-K.

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

                                         PATRICK INDUSTRIES, INC



                                         By   /s/ Keith V. Kankel
                                           -------------------------------------
                                           Keith V. Kankel
                                           Vice President - Finance


Dated:  November 26, 2001

                            PATRICK INDUSTRIES, INC.
                                and subsidiaries

                          consolidated Financial Report

                                DECEMBER 31, 2000

                                    Contents

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE FINANCIAL STATEMENTS                                             F-1
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS

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









Elkhart, Indiana
February 2, 2001

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

-----------------------------------------------------------------------------------------
                                                            2000                1999
-----------------------------------------------------------------------------------------

ASSETS

Current Assets
 Cash and cash equivalents                               $ 6,716,128         $ 6,686,182
 Trade receivables                                        14,281,674          18,498,685
 Inventories                                              30,937,954          42,039,348
 Income tax refund claims receivable                       1,031,086                   -
 Prepaid expenses                                            770,017             663,189
 Deferred tax assets                                       1,946,000                   -
                                                       ----------------------------------

 Total current assets                                     55,682,859          67,887,404

Property and Equipment, net                               40,589,738          49,895,640

Intangible and Other Assets                                6,247,573           8,420,056
                                                       ----------------------------------

                                                        $102,520,170       $ 126,203,100
                                                       ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt                    $ 3,671,428         $ 3,671,428
 Accounts payable, trade                                   7,040,285          11,155,999
 Accrued liabilities                                       3,555,008           5,506,326
                                                       ----------------------------------

 Total current liabilities                                14,266,721          20,333,753
                                                       ----------------------------------

Long-Term Debt, less current maturities                   18,785,716          22,457,144
                                                       ----------------------------------

Deferred Compensation Obligations                          2,042,198           1,945,058
                                                       ----------------------------------

Deferred Tax Liabilities                                   1,176,000           1,900,000
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
                                                       ==================================
See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000, 1999, and 1998

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                                               2000                1999                1998
--------------------------------------------------------------------------------------------------------------------

Net sales                                                      $361,620,206       $ 457,356,260       $ 453,518,573

Cost of goods sold                                              319,715,214         400,017,287         393,962,419
                                                        ------------------------------------------------------------

 Gross profit                                                    41,904,992          57,338,973          59,556,154
                                                        ------------------------------------------------------------

Operating expenses:
 Warehouse and delivery                                          15,140,245          16,714,651          16,076,212
 Selling, general, and administrative                            25,240,711          27,057,686          26,796,204
 Impairment charges                                               6,937,163                   -                   -
 Restructuring charges                                              717,598                   -                   -
                                                        ------------------------------------------------------------
                                                                 48,035,717          43,772,337          42,872,416
                                                        ------------------------------------------------------------

 Operating income (loss)                                         (6,130,725)         13,566,636          16,683,738

Interest expense, net                                             1,224,145           1,393,346           1,171,967
                                                        ------------------------------------------------------------

 Income (loss) before income
 taxes (credits)                                                 (7,354,870)         12,173,290          15,511,771

Federal and state income taxes (credits)                         (2,821,000)          4,769,000           6,204,700
                                                        ------------------------------------------------------------

 Net income (loss)                                             $ (4,533,870)        $ 7,404,290         $ 9,307,071
                                                        ============================================================

Basic earnings (loss) per common share                              $ (0.89)             $ 1.30              $ 1.58
                                                        ============================================================

Diluted earnings (loss) per common share                            $ (0.89)             $ 1.29              $ 1.57
                                                        ============================================================

See Notes to Financial Statements.




                                                          2000              1999              1998
                                                    ------------------------------------------------------
Cost of goods sold:
Total cost of goods sold for reportable
segments                                                    $ 347,570         $ 435,618         $ 437,057
Elimination of intersegment cost of goods
sold                                                          (22,821)          (28,576)          (36,123)
Consolidation reclassifications                                (2,000)           (2,890)           (2,858)
Corporate incentive agreements                                 (2,589)           (3,681)           (3,740)
Other                                                            (445)             (454)             (373)
                                                    ------------------------------------------------------
Consolidated cost of goods sold                             $ 319,715         $ 400,017         $ 393,963
                                                    ======================================================

Earnings before interest and taxes (EBIT):
EBIT for reportable segments                                    $ 641           $ 9,868          $ 13,340
Corporate incentive agreements                                  2,589             3,681             3,740
Consolidation reclassifications                                  (329)             (780)             (173)
Gain (loss) on sale of property
and equipment                                                     617               643               (32)
Impairment charge                                              (6,937)                -                 -
Restructuring charge                                             (718)                -                 -
Other                                                          (1,994)              154              (191)
                                                    ------------------------------------------------------
Consolidated EBIT                                            $ (6,131)         $ 13,566          $ 16,684
                                                    ======================================================

Consolidated assets:
Identifiable assets for reportable segments                  $ 63,163          $ 87,420          $ 69,586
Corporate property and equipment                               23,764            24,693            24,541
Current assets not allocated to segments                        8,518             6,035            25,063
Intangible and other assets not allocated
to segments                                                     6,248             8,420             8,720
Consolidation eliminations                                       (349)             (365)             (155)
                                                    ------------------------------------------------------
Consolidated assets                                         $ 101,344         $ 126,203         $ 127,755
                                                    ======================================================

Depreciation and amortization:
Depreciation for reportable segments                          $ 5,456           $ 5,825           $ 4,952
Corporate depreciation and amortization                         1,942             3,079             2,629
                                                    ------------------------------------------------------
Consolidated depreciation and
amortization                                                  $ 7,398           $ 8,904           $ 7,581
                                                    ======================================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999, and 1998

--------------------------------------------------------------------------------------------------------------------
                                                                  2000               1999               1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                               $ (4,533,870)       $ 7,404,290        $ 9,307,071
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                      8,237,025          8,904,059          7,580,928
 Impairment charges                                                 6,937,163                  -                  -
 Deferred income taxes                                             (2,670,000)           226,000            567,000
 (Gain) loss on sale of property and equipment                       (611,120)          (643,446)            32,184
 Other                                                                207,139            163,567            365,489
 Change in assets and liabilities:
 Decrease (increase) in:
 Trade receivables                                                  4,217,011          2,268,721         (2,876,930)
 Inventories                                                       11,101,394          1,459,284         (8,278,080)
 Income tax refund claims receivable                               (1,031,086)                 -                  -
 Prepaid expenses                                                    (106,828)           (71,719)            39,523
 Increase (decrease) in:
 Accounts payable and accrued liabilities                          (5,763,761)        (2,406,709)         3,144,893
 Income taxes payable                                                (404,725)           780,206           (397,579)
                                                           ---------------------------------------------------------
 Net cash provided by operating
     activities                                                    15,578,342         18,084,253          9,484,499
                                                           ---------------------------------------------------------

Cash Flows From Investing Activities
 Capital expenditures                                              (3,806,938)        (7,505,350)        (8,242,644)
 Acquisition of businesses, net of cash                                     -                  -         (2,581,490)
 Proceeds from sale of property and equipment                         748,552            879,556                  -
 Other                                                                104,264           (399,042)          (295,880)
                                                           ---------------------------------------------------------
 Net cash (used in) investing
     activities                                                    (2,954,122)        (7,024,836)       (11,120,014)
                                                           ---------------------------------------------------------

Cash Flows From Financing Activities
 Borrowings under long-term debt agreements                                 -                  -          5,214,483
 Principal payments on long-term debt                              (3,671,428)        (3,985,963)        (1,253,683)
 Proceeds from exercise of common stock options                             -             26,875             80,625
 Repurchase of common stock                                        (7,986,836)        (3,054,421)        (1,335,728)
 Cash dividends paid                                                 (851,450)          (919,158)          (943,944)
 Other                                                                (84,560)          (145,261)          (186,716)
                                                           ---------------------------------------------------------
 Net cash provided by (used in)
     financing activities                                         (12,594,274)        (8,077,928)         1,575,037
                                                           ---------------------------------------------------------
 Increase (decrease) in cash and
     cash equivalents                                                  29,946          2,981,489            (60,478)

Cash and cash equivalents, beginning                                6,686,182          3,704,693          3,765,171
                                                           ---------------------------------------------------------

Cash and cash equivalents, ending                                 $ 6,716,128        $ 6,686,182        $ 3,704,693
                                                           =========================================================

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
                                            ==================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

Notes to Financial Statements

--------------------------------------------------------------------------------



Property and equipment:

                                          2000               1999
                                       ----------------------------------

Land and improvements                     $ 3,509,609        $ 3,601,733
Buildings and improvements                 24,487,881         23,975,663
Machinery and equipment                    58,680,294         56,670,702
Transportation equipment                    2,304,343          2,666,259
Leasehold improvements                      3,439,192          3,536,046
                                       ----------------------------------
                                           92,421,319         90,450,403
Less accumulated depreciation              51,831,581         40,554,763
                                       ----------------------------------
                                       ----------------------------------
                                         $ 40,589,738       $ 49,895,640
                                       ==================================


Goodwill, at amortized cost              $ 2,921,060        $ 4,706,976
Cash value of life insurance               2,526,659          2,630,923
Other                                        799,854          1,082,157
                                       ---------------------------------
                                         $ 6,247,573        $ 8,420,056
                                       =================================


Accrued liabilities:


Payroll and related expenses             $ 1,132,012          $ 2,445,031
Property taxes                               879,900              973,600
Other                                      1,543,096            2,087,695
                                       -----------------------------------
                                         $ 3,555,008          $ 5,506,326
                                       ===================================


Note 3.  Pledged Assets and Long-Term Debt


Long-term debt at December 31, 2000 and 1999 is as follows:


                                                                     2000              1999
                                                                -----------------------------------

Senior Notes, insurance company                                      $ 12,857,144     $ 15,428,572
Indiana Development Finance Authority Bonds                             1,800,000        2,100,000
State of Oregon Economic Development Revenue Bonds                      3,600,000        4,000,000
State of North Carolina Economic Development Revenue
Bonds                                                                   4,200,000        4,600,000
                                                                -----------------------------------
                                                                       22,457,144       26,128,572
Less current maturities                                                 3,671,428        3,671,428
                                                                -----------------------------------
                                                                     $ 18,785,716     $ 22,457,144
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

