Form 10-K405
period 2001-12-31
PATRICK INDUSTRIES INC
filed 2002-03-29
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission file Number 0-3922
                            PATRICK INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)


                     Indiana                         35-1057796
          (State or other jurisdiction of         (IRS Employer
           incorporation or organization)       identification No.)


      1800 South 14th Street, P.O. Box 638, Elkhart, Indiana    46515
           (Address of principal executive offices)           (ZIP code)


Company's telephone number, including area code:  (574) 294-7511

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company on March 22, 2002 (based upon the closing price on NASDAQ and an estimate that 72.6% of the shares are owned by non-affiliates) was $32,703,628. The closing market price was $9.944 on that day.

As of March 22, 2002, 4,529,666 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

            Portions of the Company's Proxy Statement for its Annual
             Meeting of Shareholders to be held on May 15, 2002 are
           incorporated by reference into Parts III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

              The Company is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle industries. In addition, the Company is a supplier to certain other industrial markets, such as furniture manufacturing, marine, architectural, and the automotive aftermarket. The Company manufactures decorative vinyl and paper panels, cabinet doors, countertops, aluminum extrusions, drawer sides, pleated shades, adhesives, and laminating machines. The Company is also an independent wholesale distributor of pre-finished wall and ceiling panels, particleboard, hardboard siding, passage doors, roofing products, high pressure laminates, building hardware, insulation, and other related products.

              The Company has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle industries that has such a nationwide network. The Company maintains seven manufacturing plants and a distribution facility near its principal offices in Elkhart, Indiana, and operates eleven other warehouse and distribution centers and fourteen other manufacturing plants in twelve other states.

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

              The Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 51% of the Company's sales are to the Manufactured Housing industry, 24% to the Recreational Vehicle industry, and 25% to other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional, and specific product line companies.

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

Expansion of Manufacturing Capacity

              In the last 5 years, the Company has invested approximately $33.5 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. The capacity created by these investments has enabled the Company to accommodate future growth in the Company's product lines and markets.

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

Restructuring and Impairment
----------------------------

            In the last two years the Company has incurred restructuring charges of $1.1 million related to the closing, consolidation, and relocation of five manufacturing divisions and two distribution divisions in various states. The charges included severance payments, write-down of obsolete inventories, equipment relocation, and future rental commitments related to closed facilities. These strategic initiatives were done to eliminate duplication of efforts, close negative performing operations, and increase volume levels at other locations. The majority of cost savings related to these plans will be realized in future years.

            Additionally, in the last two years the Company has incurred impairment charges of $9.7 million related to the write-down of the net book value of long-lived assets primarily in the Company's Wood and Other segments. The impairment costs were calculated by estimating discounted future cash flow and comparing it to the carrying value of these assets. These write-downs were non-cash charges and effectively eliminated all of the goodwill on the Company's books as well as reducing future yearly depreciation and amortization expense.


Business Segments
-----------------

            The Company's operations comprise four reportable segments. Information related to those segments is contained in "Note 14-Segment Information" appearing herein the financial statements as noted in the index appearing under Item 14(a)(1) and (2).

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

              Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 36.0%, 38.5%, and 39.7% for the years ended December 31, 2001, 2000, and 1999 respectively.

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

              The Company manufactures two distinct cabinet door product lines. One product line is manufactured from raw lumber utilizing solid oak and other hardwood materials. The Company's other line of doors is made of laminated fiberboard. The Company's doors are sold mainly to the Manufactured Housing and Recreational Vehicle industries, and the Company continues to market to the cabinet manufacturers and "ready-to-assemble" furniture manufacturers.

            The Company's adhesive division, which supplies adhesives used in most of the Company's manufacturing processes and to outside industrial customers, uses a process of mixing non-toxic non-hazardous chemicals with water to produce adhesives sold in tubes, pails, barrels, totes, and rail tank cars.

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

              The Manufactured Housing industry is cyclical, and is affected by the availability of alternative housing such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments reached a peak in 1998 at 373,000, which represents 118% more units than in 1991. The industry has seen a decline in unit shipments since the record year in 1998 with shipments finishing the 2001 year at 193,000.

              These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, the agricultural, and, in particular, the oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics had caused the manufactured housing cycle to change positively until 1999. Beginning in mid 1999 and continuing through 2001, the Manufactured Housing industry has had to contend with increased inventory levels, credit requirements that became more stringent, and a reduction in availability of lenders for both retail and dealers. This resulted in a decline of nearly 29% in units shipped in 2000, and an additional decline of 23% in 2001. While inventory levels are improved and repossessions have stabilized, the availability of retail and floor plan financing is reduced and appears to be the major factor determining the rate of increase in shipments in the coming year.

            Manufactured Housing Shipments:
            ------------------------------
              1990 - 188,200
              1991 - 170,700
              1992 - 210,800
              1993 - 254,300
              1994 - 303,900
              1995 - 339,600
              1996 - 363,400
              1997 - 353,400
              1998 - 372,800
              1999 - 348,700
              2000 - 250,600
              2001 - 193,200


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

              Sales of recreational vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for recreational vehicles in the past, and could adversely affect demand in the future. The Recreational Vehicle industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally results in a decrease in the sale of leisure time products such as recreational vehicles. The industry shipped a record 321,000 units in 1999. Due to increased gasoline prices and uncertainty with regards to the economy, the industry has been in a decline over the past two years with 257,000 units shipped in 2001, or 20% less than that of 1999. The industry is expected to begin rebounding in 2002 due to improved consumer confidence, depleted dealer inventories, lower interest rates and gasoline prices, and a fear of flying after the September 11 attacks.

            Recreational Vehicle Shipments:
            ------------------------------
              1990 - 173,100
              1991 - 163,300
              1992 - 203,400
              1993 - 227,800
              1994 - 259,200
              1995 - 247,000
              1996 - 247,500
              1997 - 254,500
              1998 - 292,700
              1999 - 321,200
              2000 - 300,100
              2001 - 256,800


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

Marketing and Distribution
--------------------------

              The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 4,000 customers. The Company has three customers, who together accounted for approximately 28% and 33% of the Company's total sales in 2001 and 2000. Ten other customers collectively accounted for approximately 21% of 2001 sales. The Company believes it has good relationships with its customers.

              Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by the Company. Approximately 43% of the Company's distribution segment products are shipped directly from the suppliers to the customers. The Company typically experiences a two to four week delay between issuing its purchase orders and delivering of products to the Company's warehouses or customers. The Company's customers do not maintain long-term supply contracts, and therefore the Company must bear the risk of accurate advance estimation of customer orders. The Company maintains a substantial inventory to satisfy these orders. The Company has no significant backlog of orders.

              The Company operates twelve warehouse and distribution centers and twenty-one manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Indiana, Kansas, Minnesota, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Company is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers
---------

              During the year ended December 31, 2001, the Company purchased approximately 62% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 40% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's important materials.

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

Employees
---------

              As of December 31, 2001, the Company had 1,196 employees of which 1,084 employees are engaged directly in production, warehousing, and delivery operations, 46 in sales, and 66 in office and administrative activities. There are five manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

              The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.


Executive Officers of the Company
---------------------------------

       The following table sets forth the executive officers of the Company, as of December 31, 2001:

             Name                               Position
             ----                               --------

       David D. Lung              Chief Executive Officer and President

       Keith V. Kankel            Vice President Finance and Secretary-treasurer

       R. Lynn Brandon            Vice President Operations

       Alan M. Rzepka             Vice President Sales & Marketing

David D. Lung (age 54) has served as President and Chief Executive Officer since December, 2000 and was President and Chief Operating Officer since 1989. Mr. Lung had held various management positions with the Company before becoming Vice President of Administration and Purchasing in 1987.

Keith V. Kankel (age 59) has served as Vice President of Finance and Secretary-treasurer since 1987 and was Secretary-treasurer since 1974.

*R. Lynn Brandon (age 50) assumed the position of Vice President of Operations of the Company in August, 1999. Mr. Brandon was Executive Vice President at Peters-Remington Furniture Company from 1998 until joining the Company in June of 1999. Prior to that he was Vice President of Manufacturing for This End Up Furniture Company since 1987.

Alan M. Rzepka (age 45) assumed the position of Vice President of Sales & Marketing in May, 2000. Mr. Rzepka was National Sales Manager from January, 1997 to May, 2000 and prior to that was Director of Manufacturing Purchasing since 1994.

ITEM 2.  PROPERTIES AND EQUIPMENT

         As of December 31, 2001, the Company maintained the following warehouse, manufacturing and distribution facilities:


                                                                             Ownership or
Location                        Use                  Area Sq. Ft.            Lease Arrangement
--------                        ---                   ------------           -----------------
Goshen, IN                 Manufacturing(4)              50,870              Owned
Elkhart, IN                Manufacturing(3)              40,400              Leased to 2003
Elkhart, IN                Mfg. & Dist.(1)(3)           133,600              Leased to 2005*
Elkhart, IN                Distribution(1)               39,760              Owned
Elkhart, IN                Manufacturing(3)              30,900              Owned
Elkhart, IN                Manufacturing (2)             42,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              31,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              30,000              Leased to 2003
Elkhart, IN                Manufacturing(4)              36,000              Owned
Elkhart, IN                Manufacturing(4)             109,000              Owned
Elkhart, IN                Admin. Offices                10,000              Owned
Mishawaka, IN              Manufacturing(4)             191,000              Owned, Subject to Mortgage
Decatur, AL                Distribution(1)               30,000              Leased to 2002
Decatur, AL                Manufacturing(2)(4)           35,000              Owned
Decatur, AL                Manufacturing(2)              30,000              Leased to 2002
Decatur, AL                Manufacturing(2)(4)           59,000              Owned
Valdosta, GA               Distribution(1)               30,800              Owned
New London, NC             Mfg. & Dist.(1)(2)           163,000              Owned, Subject to Mortgage
Halstead, KS               Distribution(1)               36,000              Owned
Waco, TX                   Distribution(1)(2)            52,800              Leased to 2004
Waco, TX                   Manufacturing(2)              52,800              Leased to 2004
Waco, TX                   Manufacturing(2)              21,000              Leased to 2002
Mt. Joy, PA                Distribution(1)(2)            58,500              Owned
Mt. Joy, PA                Manufacturing(2)              30,000              Owned
Ocala, FL                  Manufacturing(3)              20,600              Leased to 2004
Ocala, FL                  Manufacturing(3)              15,000              Leased to 2002
Ocala, FL                  Manufacturing(2)              55,500              Owned
Fontana, CA                Mfg. & Dist.(1)(2)           110,000              Owned
Fontana, CA                Manufacturing(2)              71,755              Owned
Ontario, CA                Mfg. & Dist.(1)(2)            38,000              Leased to 2002
Woodland, CA               Distribution (1)              10,000              Leased to 2003
Phoenix, AZ                Manufacturing (2)             36,000              Leased to 2002
Phoenix, AZ                Manufacturing (2)             15,700              Leased to 2003
Woodburn, OR               Mfg. & Dist.(1,2,3)          153,000              Owned, Subject to Mortgage
Boulder City, NV           Manufacturing(4)              24,700              Leased to 2004

(1)  Distribution center
(2)  Vinyl/paper/foil laminating
(3)  Cabinet doors and other wood related
(4)  Aluminum, adhesives, and other

*Property to be purchased by the Company in 2002.


         Additionally, the Company has a 43,600 square foot manufacturing building leased to May, 2002, which has been sub-leased. The Company also has a 62,000 square foot vacant building in Bristol, IN for sale. The manufacturing facility in Goshen, IN is for sale. As of December 31, 2001, the Company owned or leased 37 trucks, 51 tractors, 88 trailers, 139 forklifts, 1 automobile and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.


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

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

         The Company's common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last two years were as follows:


             1st Quarter          2nd Quarter           3rd Quarter             4th Quarter
2001       7.563  -  5.625       9.180  -  6.250       8.550  -  6.000         7.280  -  5.450

2000      11.750  -  7.688       7.438  -  6.250       6.844  -  6.438         5.875  -  5.125


         The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         There were approximately 500 holders of the Company's common stock as of March 15, 2002 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,000 holders of the Company's common stock held in street name.

         The Company declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and has continued it through December 31, 2001. Although this is a regular quarterly dividend, any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

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


                                                          As of or for the Year Ended December 31,
                                           2001               2000                1999                1998               1997
                                                           (dollars in thousands, except per share amounts)

Net sales                              $293,070           $361,620            $457,356            $453,518            $410,567
Gross profit                             34,012             41,905              57,339              59,556              53,362
Warehouse and delivery
 expenses                                14,407             15,140              16,715              16,076              15,158
Selling, general, and
 administrative expenses                 24,926             25,241              27,058              26,796              22,145
Impairment charges                        2,834              6,937               - - -               - - -               - - -
Restructuring charges                       423                718               - - -               - - -               - - -
Interest expense, net                       962              1,224               1,393               1,172               1,149
Income taxes (credits)                   (3,769)            (2,821)              4,769               6,205               5,396
Net income (loss)                        (5,771)            (4,534)              7,404               9,307               8,294
Basic earnings (loss)
 per common share                         (1.28)             (0.89)               1.30                1.58                1.40
Diluted earnings (loss)
  per common share                        (1.28)             (0.89)               1.29                1.57                1.39
Weighted average common
 shares outstanding                       4,524              5,118               5,714               5,903               5,921
Cash dividends, per
 common share                               .16                .16                 .16                 .16                 .16
Working capital                          39,082             41,416              47,553              46,698              40,181
Total assets                             91,970            102,520             126,203             127,755             112,187
Long-term debt                           15,114             18,786              22,457              26,129              25,015
Shareholders' equity                     59,504             66,250              79,567              76,307              68,726



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

GENERAL

              The Company's business has shown a consistent revenue drop since 1999 as net sales have decreased from a record high of $457 million in 1999 to $293 million in 2001. This 36% decline in sales volume over a two year period is the result of the overall downturn in the Manufactured Housing and Recreational Vehicle industries and softer economic conditions.

              The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In fiscal

2001 and 2000 the Manufactured Housing industry was down nearly 23% and 29%, respectively, in units shipped and produced, due to the limited availability of dealer and retail financing, as well as excessive retail inventory levels, which included repossessed units.

         The decline in the Recreational Vehicle industry began in the second quarter of 2000 due to higher gasoline costs and interest rates, an uncertain economy, and Recreational Vehicle dealers making inventory reductions. The end result of this was an approximate 7% decline in units shipped and produced in 2000 and a 14% decline in units shipped and produced in 2001. While the conditions in the above mentioned industries are uncertain and expected to continue through the first half of calendar 2002, the Company has made significant cost cutting measures and plant closings and consolidations over the past two years to help mitigate any future effects of this downturn. The Company's sales in 2001 were 51% to Manufactured Housing, 24% to Recreational Vehicle, and 25% to other industries.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:

                                                       Year Ended
                                                      December 31,
                                           2001          2000             1999

Net sales                                  100.0%        100.0%           100.0%
Cost of sales                               88.4          88.4             87.5
Gross profit                                11.6          11.6             12.5
Warehouse and delivery                       4.9           4.2              3.6
Selling, general and administrative          8.5           7.0              5.9
Impairment charges                           1.0           1.9              - -
Restructuring charges                        0.1           0.2              - -
Operating income (loss)                     (2.9)         (1.7)             3.0
Net income (loss)                           (2.0)         (1.3)            1.6



RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Net Sales. Net sales decreased $68.5 million, or 19.0%, from $361.6 million for the year ended December 31, 2000 to $293.1 million for the year ended December 31, 2001. This decrease is attributable to the 23% decline in units shipped and produced in the Manufactured Housing industry and 14% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the year were 51% to Manufactured Housing, 24% to Recreational Vehicle, and 25% to other industries.

         Gross Profit. Gross profit decreased by approximately $7.9 million, or 18.8%, from $41.9 million in 2000 to $34.0 million in 2001. As a percentage of net sales, gross profit remained consistent at 11.6% of net sales. The overall decrease in gross profit is due to the reduced sales volume in the industries to which the Company serves.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.7 million, or 4.8%, from $15.1 million in 2000 to $14.4 million in 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 4.2% in 2000 to 4.9% in 2001. The overall decrease is attributable to lower sales levels. The increase as a percentage of net sales is due to the Company shipping less full truckloads than in the previous period, and an increase in fuel and insurance costs from year to year.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.3 million, or 1.2%, from $25.2 million for 2000 to $24.9 million in 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.5%, from 7.0% in 2000 to 8.5% in 2001. This increase is attributable to reduced volume as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

         Impairment Charges. As discussed in Note 10 to the financial statements, the Company recognized impairment charges of $2.8 million and $6.9 million in 2001 and 2000, respectively.

         Restructuring Charges. As discussed in Note 10 to the financial statements, the Company recognized restructuring charges of $424,000 and $718,000 in 2001 and 2000, respectively.

         Operating Loss. The Company experienced operating losses of $8.6 million and $6.1 million in 2001 and 2000, respectively. The increase in operating loss is attributable to the significantly reduced sales volume and consistent operating costs from year to year.

         Interest Expense, Net. Interest expense, net of interest income decreased 21.4%, or $262,000, from $1.2 million in 2000 to $962,000 in 2001. The decrease is attributable to lower long term debt levels due to normal debt service requirements.

         Net Loss. The net loss increased $1.2 million, or 27.3%, from a net loss of $4.5 million in 2000 to a net loss of $5.8 million in 2001. The increase in net loss is attributable to the factors described above.


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

         Impairment Charges. As discussed in Note 10 of the financial statements, the Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

         Restructuring Charges. As discussed in Note 10 of the financial statements, the Company recognized restructuring charges of $718,000 in the twelve months ended December 31, 2000.

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

         Other - Includes aluminum extrusion, painting and distribution, manufacture of adhesive products, pleated shades, and manufacturer of laminating equipment.

         The table below presents information about the revenue and earnings before interest and taxes of those segments. A reconciliation to consolidated totals is presented in footnote 14 of the Company's 2000 financial statements.


                                                                                       Year Ended
                                                                                      December 31
                                                                  2001                    2000                1999
                                                                                 (dollars in thousands)
Sales
  Laminating                                                    $131,144                $162,346            $192,033
  Distribution                                                   104,337                 133,230             185,104
  Wood                                                            30,182                  35,116              43,667
  Other                                                           46,397                  53,749              65,128

Earnings (Loss) Before Interest and Taxes (EBIT)
  Laminating                                                   $  (1,120)               $  1,763          $    5,229
  Distribution                                                       619                   1,110               4,588
  Wood                                                            (1,027)                 (1,596)             (2,572)
  Other                                                           (1,730)                   (636)              2,623



Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Laminating Segment Discussion

         Net sales decreased by 19.2%, or $31.2 million, from $162.3 million in 2000 to $131.1 million in 2001. This decrease is attributable to the 23% decline in units shipped and produced in the Manufactured Housing industry and 14% decrease in units shipped and produced in the Recreational Vehicle industry.

         EBIT was lower by $2.9 million, or 163.5%, from income of $1.8 million in 2000 to a loss of $1.1 million in 2001. This decline is attributable to lower margins as a result of competitive market conditions not allowing price increases, and similar operating costs relative to significantly reduced sales volume.

Distribution Segment Discussion

         Net sales decreased $28.9 million, or 21.7%, from $133.2 million in 2000 to $104.3 million in 2001. This sales decrease is attributable to the 23% decrease in units shipped and produced in the Manufactured Housing industry.

         EBIT decreased 44.2%, or $491,000, from $1.1 million in 2000 to $619,000 in 2001, due to the decrease in sales volume.

Wood Segment Discussion

         Net sales in the wood segment decreased $4.9 million, or 14.0%, from $35.1 million in 2000 to $30.2 million in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.

         The operating loss in this segment decreased from a loss of $1.6 million in 2000 to a loss of $1.0 million in 2001. The decrease in operating loss is due largely to depreciation expense being reduced by approximately $300,000, as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets as discussed in Note 10 . The Company also closed one operating unit in this segment in fiscal 2000 which contributed to savings in 2001 of approximately $751,000.

Other Segment Discussion

         Net sales in the other segment decreased 13.7%, or $7.3 million, from $53.7 million in 2000 to $46.4 million in 2001. This decline is due to reduced sales volume in the Recreational Vehicle industry.

         Operating losses in this segment increased from a loss of $636,000 in 2000 to an operating loss of $1.7 million in 2001. This increase is due to the decline in sales volume as well as several of the operating units in this segment operating inefficiently. As a result of the performance of this segment, the Company closed three operating units in this segment in 2001.



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

         The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, normal recurring capital expenditures, and common stock repurchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically. A summary of our contractual cash obligations at December 31, 2001 is as follows:


                                       ---------------------------------------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD
-------------------------------------- ---------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL           2002          2003          2004          2005            2006
-------------------------------------- --------------- ------------- ------------- ------------- ------------- ---------------

Long-term debt, including interest**      $18,275,606    $4,578,339    $4,368,757    $4,159,176    $3,949,599      $1,219,735
                                       --------------- ------------- ------------- ------------- ------------- ---------------
Operating Leases                           $5,480,182    $2,687,523    $1,592,658      $849,135      $311,178         $39,688
                                       --------------- ------------- ------------- ------------- ------------- ---------------
  Total contractual cash obligations      $23,755,788    $7,265,862    $5,961,415    $5,008,311    $4,260,777      $1,259,423
                                       --------------- ------------- ------------- ------------- ------------- ---------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2001 annual interest rate of 3.11% for the Industrial Revenue Bonds.


         We also have a commercial commitment as described below:


--------------------------- ------------------------ ---------------------- ----------------------
    OTHER COMMERCIAL              TOTAL AMOUNT            OUTSTANDING               DATE OF
       COMMITMENT                  COMMITTED              AT 12/31/01              EXPIRATION
--------------------------- ------------------------ ---------------------- ----------------------
    Line of Credit               $10,000,000                  $0               January 28, 2003
--------------------------- ------------------------ ---------------------- ----------------------


         We believe that our cash balance, availability under our line of credit, if needed, an anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.


Critical Accounting Policies

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

         As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, and property and equipment. We have not experienced significant bad debts expense and our reserve for doubtful accounts of $175,000 should be adequate for any exposure to loss in our December 31, 2001 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.


SEASONALITY

         Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.


SALE OF PROPERTY

         No material transactions.

PURCHASE OF PROPERTY

         The Company agreed to purchase in 2002 a presently leased building complex near its principal offices in Elkhart, Indiana for $2 million from a major shareholder and Chairman Emeritus of the Company.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item with respect to directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, under the caption "Election of Directors," which information is hereby incorporated herein by reference. The information with respect to executive officers is set forth at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2002, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page

(a)      1.       FINANCIAL STATEMENTS

                  Independent auditor's report                           F-1

                  Balance sheets -
                   December 31, 2001 and 2000                            F-2

                  Statements of operations-years ended
                    December 31, 2001, 2000, and 1999                    F-3

                  Statements of shareholders' equity-
                   years ended December 31,
                   2001, 2000, 1999                                      F-4

                  Statements of cash flow-
                   years ended December 31,
                   2001, 2000, and 1999                                  F-5

                  Notes to the financial statements                      F-6-21

(a)  2.  FINANCIAL STATEMENT SCHEDULES

                  Independent auditor's report
                   on supplemental schedule & consent                    F-22

                  Schedule II - Valuation and qualifying
                   accounts and reserves                                 F-23


         All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

(a)  3.  EXHIBITS

         The exhibits listed in the accompanying Exhibit Index on pages 48, 49, and 50 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                                       PATRICK INDUSTRIES, INC



Dated:  March 21, 2002                                 By  Harold E. Wyland
                                                          ----------------------
                                                           Harold E. Wyland,
                                                           Chairman of the Board


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                        Title                                                Date

Harold E. Wyland                    Chairman of the Board,                                  March 21, 2002
-----------------------------          and Director                                         --------------
         Harold E. Wyland

  David D. Lung                     President, Chief Executive Officer,                     March 21, 2002
-----------------------------           and Director                                        --------------
         David D. Lung

  Keith V. Kankel                   Vice President-Finance,                                 March 21, 2002
-----------------------------          Principal Accounting Officer, and Director           --------------
         Keith V. Kankel

Mervin D. Lung                      Chairman Emeritus and Director                          March 21, 2002
-----------------------------                                                               --------------
         Mervin D. Lung

  Thomas G. Baer                    Director                                                March 21, 2002
-----------------------------                                                               --------------
         Thomas G. Baer

  Terrence D. Brennan               Director                                                March 21, 2002
----------------------------                                                                --------------
         Terrence D. Brennan

  Walter Wells                      Director                                                March 21, 2002
-----------------------------                                                               --------------
         Walter Wells

  Dorothy M. Lung                   Director                                                March 21, 2002
-----------------------------                                                               --------------
         Dorothy M. Lung

  John H. McDermott                 Director                                                March 21, 2002
----------------------------                                                                --------------
         John H. McDermott

  Robert C. Timmins                 Director                                                March 21, 2002
-----------------------------                                                               --------------
         Robert C. Timmins







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

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE SUPPLEMENTARY INFORMATION                                         F-22
--------------------------------------------------------------------------------

   SUPPLEMENTARY INFORMATION

   Schedule II - Valuation and qualifying
      accounts and reserves                                                 F-23
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United Sates of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ McGladrey & Pullen, LLP



Elkhart, Indiana
February 12, 2002

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

--------------------------------------------------------------------------------
                                                        2001             2000
ASSETS

Current Assets
  Cash and cash equivalents                         $  5,914,283    $  6,716,128
  Trade receivables                                   13,722,216      14,281,674
  Inventories                                         28,625,747      30,937,954
  Income tax refund claims receivable                  3,046,799       1,031,086
  Prepaid expenses                                       804,398         770,017
  Deferred tax assets                                  2,014,000       1,946,000
                                                    ------------    ------------

        Total current assets                          54,127,443      55,682,859

Property and Equipment, net                           34,633,449      40,589,738

Intangible and Other Assets                            3,208,928       6,247,573
                                                    ------------    ------------

                                                    $ 91,969,820    $102,520,170
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt              $  3,671,428    $  3,671,428
  Accounts payable                                     7,180,706       7,040,285
  Accrued liabilities                                  4,192,487       3,555,008
                                                    ------------    ------------

        Total current liabilities                     15,044,621      14,266,721
                                                    ------------    ------------

Long-Term Debt, less current maturities               15,114,288      18,785,716
                                                    ------------    ------------

Deferred Compensation Obligations                      2,226,390       2,042,198
                                                    ------------    ------------

Deferred Tax Liabilities                                  81,000       1,176,000
                                                    ------------    ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, no par value; authorized
    1,000,000 shares                                         -               -
  Common stock, no par value; authorized
    12,000,000 shares; issued 2001 4,529,666
    shares; 2000 4,568,666                            17,620,517      17,689,417
  Retained earnings                                   41,883,004      48,560,118
                                                    ------------    ------------

                                                      59,503,521      66,249,535
                                                    ------------    ------------

                                                    $ 91,969,820    $102,520,170
                                                    ============    ============


See Notes to Financial Statements.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000,and 1999


------------------------------------------------------------------------------------------
                                                2001             2000               1999

Net sales                                  $ 293,070,216    $ 361,620,206    $ 457,356,260

Cost of goods sold                           259,057,716      319,715,214      400,017,287
                                           -------------    -------------    -------------

        Gross profit                          34,012,500       41,904,992       57,338,973
                                           -------------    -------------    -------------

Operating expenses:
  Warehouse and delivery                      14,406,931       15,140,245       16,714,651
  Selling, general, and administrative        24,926,575       25,240,711       27,057,686
  Impairment charges                           2,833,987        6,937,163              -
  Restructuring charges                          423,617          717,598              -
                                           -------------    -------------    -------------
                                              42,591,110       48,035,717       43,772,337
                                           -------------    -------------    -------------
        Operating income (loss)               (8,578,610)      (6,130,725)      13,566,636

Interest expense, net                            961,800        1,224,145        1,393,346
                                           -------------    -------------    -------------

        Income (loss) before income
          taxes (credits)                     (9,540,410)      (7,354,870)      12,173,290

Federal and state income taxes (credits)      (3,769,000)      (2,821,000)       4,769,000
                                           -------------    -------------    -------------

        Net income (loss)                  $  (5,771,410)   $  (4,533,870)   $   7,404,290
                                           =============    =============    =============

Basic earnings (loss) per common share     $       (1.28)   $       (0.89)   $        1.30
                                           =============    =============    =============

Diluted earnings (loss) per common share   $       (1.28)   $       (0.89)   $        1.29
                                           =============    =============    =============


See Notes to Financial Statements.



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2001 , 2000, and 1999
--------------------------------------------------------------------------------------------------------------------------------

                                                                    Preferred    Common            Retained
                                                                      Stock       Stock            Earnings           Total
                                                                      -----       -----            --------           -----


Balance, December 31, 1998                                            $  -     $ 22,117,481      $ 54,189,302      $ 76,306,783
  Net income                                                             -              -           7,404,290         7,404,290
  Proceeds from the exercise of 2,500 stock options                      -           26,875               -              26,875
  Issuance of 18,000 shares of common stock  for stock award plan        -          213,750               -             213,750
  Repurchase and retirement of 269,000 shares of common stock            -         (968,166)       (2,504,142)      (3, 472,308)
  Dividends on common stock ($.16 per share)                             -              -            (912,245)         (912,245)
                                                                      ---------------------------------------------------------
Balance, December 31, 1999                                               -       21,389,940        58,177,205        79,567,145
  Net loss                                                               -              -         (4, 533,870)      (4, 533,870)
  Issuance of 24,000 shares of common stock for stock award plan         -          156,000               -             156,000
  Repurchase and retirement of 1,050,800 shares of common stock          -       (3,856,523)       (4,270,321)       (8,126,844)
  Dividends on common stock ($.16 per share)                             -              -            (812,896)         (812,896)
                                                                      ---------------------------------------------------------
Balance, December 31, 2000                                               -       17,689,417        48,560,118        66,249,535
  Net loss                                                               -              -          (5,771,410)       (5,771,410)
  Issuance of 24,000 shares of common stock for stock award plan         -          170,640               -             170,640
  Repurchase and retirement of 63,000 shares of common stock             -         (239,540)         (182,417)         (421,957)
  Dividends on common stock ($. 16 per share)                            -              -            (723,287)         (723,287)
                                                                      ---------------------------------------------------------
Balance, December 31, 2001                                            $  -     $ 17,620,517      $ 41,883,004      $ 59,503,521
                                                                      =========================================================



See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999


--------------------------------------------------------------------------------------------------------------
                                                                   2001              2000             1999


Cash Flows From Operating Activities
  Net income (loss)                                           $ (5,771,410)     $ (4,533,870)     $  7,404,290
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                               7,512,286         8,237,025         8,904,059
     Impairment charges                                          2,833,987         6,937,163               -
     Deferred income taxes                                      (1,163,000)       (2,670,000)          226,000
     Gain on sale of property and equipment                        (66,581)         (611,120)         (643,446)
     Other                                                         497,089           207,139           163,567
     Change in assets and liabilities:
       Decrease (increase) in:
         Trade receivables                                         559,458         4,217,011         2,268,721
         Inventories                                             2,312,207        11,101,394         1,459,284
         Income tax refund claims receivable                    (2,015,713)       (1,031,086)            -
         Prepaid expenses                                          (34,381)         (106,828)          (71,719)
       Increase (decrease) in:
         Accounts payable and accrued liabilities                  545,601        (5,763,761)       (2,406,709)
         Income taxes payable                                      240,000          (404,725)          780,206
                                                               ------------------------------------------------
Net cash provided by operating
  activities                                                     5,449,543        15,578,342        18,084,253
                                                               ------------------------------------------------
Cash Flows From Investing Activities
  Capital expenditures                                          (1,817,120)       (3,806,938)       (7,505,350)
  Proceeds from sale of property and equipment                     540,193           748,552           879,556
  Other                                                            (23,270)          104,264          (399,042)
                                                               ------------------------------------------------
Net cash (used in) investing
  activities                                                    (1,300,197)       (2,954,122)       (7,024,836)
                                                               ------------------------------------------------
Cash Flows From Financing Activities
  Principal payments on long-term debt                          (3,671,428)       (3,671,428)       (3,985,963)
  Proceeds from exercise of common stock options                       -                 -              26,875
  Repurchase of common stock                                      (421,957)       (7,986,836)       (3,054,421)
  Cash dividends paid                                             (730,988)         (851,450)         (919,158)
  Other                                                           (126,818)          (84,560)         (145,261)
                                                               ------------------------------------------------
Net cash (used in) financing
  activities                                                    (4,951,191)      (12,594,274)       (8,077,928)
Increase (decrease) in cash and
  cash equivalents                                                (801,845)           29,946         2,981,489
Cash and cash equivalents, beginning                             6,716,128         6,686,182         3,704,693
                                                               ------------------------------------------------
Cash and cash equivalents, ending                             $  5,914,283      $  6,716,128      $  6,686,182
                                                               ================================================


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

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES:

The Company purchases significant amounts of inventory, which are commodities, from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company's purchases of these items are based on supplier allocations.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly- owned subsidiaries, Harlan Machinery Company, Inc., and Patrick Door, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). During the year ended December 31, 2000, Patrick Door, Inc. ceased operations and is not a consolidated subsidiary at December 31, 2001. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

At December 31, 2000, the Company owned marketable debt securities in the total amount of approximately $4,500,000. These available for sale debt securities were stated at fair value which approximated their cost at December 31, 2000 and accrued interest at a weekly adjusted variable rate which was 6.2% at December 31, 2000. These securities matured on January 22, 2001 and have been classified as cash equivalents in the accompanying consolidated balance sheet December 31, 2000.

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

GOODWILL:

Goodwill, the excess of cost over the fair value of net assets acquired, is amortized by the straight-line method over 15-year periods. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill. Factors considered by management include current operating results, anticipated future cash flows, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. In the event that an impairment is evident, the Company records an expense for that impairment. During the year ended December 31, 2001, recorded goodwill was considered to be impaired and was written off (see Note 10).

REVENUE RECOGNITION:

The Company ships product based on specific orders from customers and revenue is recognized upon delivery.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE:

Following is information about the computation of the earnings per share data for the years ended December 31, 2001, 2000, and 1999:


                                              2001               2000            1999
Numerator for basic and diluted
  earnings per share, net income (loss)     $(5,771,410)      (4,533,870)     $ 7,404,290
                                            =============================================
Denominator:
  Weighted average shares, denominator
    for basic earnings per share              4,523,891        5,118,103        5,714,177

Effect of dilutive potential common
    shares, employee stock options (a)              -                -             10,867
                                            ---------------------------------------------
     Denominator for diluted
         earnings per share                   4,523,891        5,118,103        5,725,044
                                            =============================================

Basic earnings (loss) per share             $     (1.28)     $     (0.89)     $      1.30
                                            =============================================

Diluted earnings (loss) per share           $     (1.28)     $     (0.89)     $      1.29
                                            =============================================

   (a) Due to the loss incurred during the years ended December 31, 2001 and 2000, 40,942 and 15,715 dilutive potential common shares, respectively are not included because the effect would be antidilutive.

NOTE 2.  BALANCE SHEET DATA

TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 2001 and 2000 are stated net of an allowance for doubtful accounts of $175,000 and $750,000 respectively.


INVENTORIES:
                                        2001            2002
                                   -----------     -----------

Raw materials                      $15,908,710     $17,130,635
Work in process                      2,049,879       2,040,040
Finished goods                       4,335,875       4,647,673
Materials purchased for resale       6,331,283       7,119,606
                                   -----------     -----------
                                   $28,625,747     $30,937,954
                                   ===========     ===========

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT:

                                        2001           2000
                                  ---------------------------
Land and improvements             $ 3,508,329     $ 3,509,609
Buildings and improvements         25,283,954      24,487,881
Machinery and equipment            56,737,001      58,680,294
Transportation equipment            1,950,731       2,304,343
Leasehold improvements              3,455,793       3,439,192
                                  ---------------------------
                                   90,935,808      92,421,319
Less accumulated depreciation      56,302,359      51,831,581
                                  ---------------------------
                                  $34,633,449     $40,589,738
                                  ===========================


INTANGIBLE AND OTHER ASSETS:

Goodwill, at amortized cost       $       -      $  2,921,060
Cash value of life insurance        2,549,928       2,526,659
Other                                 659,000         799,854
                                  ---------------------------
                                   $ 3,208,928   $  6,247,573
                                  ===========================



ACCRUED LIABILITIES:

Payroll and related expenses      $ 1,188,348    $  1,132,012
Property taxes                        968,600         879,900
Other                               2,035,539       1,543,096
                                  ---------------------------
                                  $ 4,192,487    $  3,555,008
                                  ===========================


NOTE 3.  PLEDGED ASSETS AND LONG-TERM DEBT

Long-term debt at December 31, 2001 and 2000 is as follows:

                                                           2001         2000

Senior Notes, insurance company                       $ 10,285,716  $ 12,857,144
Indiana Development Finance Authority Bonds              1,500,000     1,800,000
State of Oregon Economic Development Revenue Bonds       3,200,000     3,600,000
State of North Carolina Economic Development Revenue
  Bonds                                                  3,800,000     4,200,000
                                                      --------------------------
                                                        18,785,716    22,457,144
Less current maturities                                  3,671,428     3,671,428
                                                      --------------------------
                                                      $ 15,114,288  $ 18,785,716
                                                      ==========================

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

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (1.95% at December 31, 2001). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $1,590,000.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (1.95% at December 31, 2001). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $3,345,000.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (1.95% at December 31, 2001). Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $3,937,000.

The Company has an unsecured revolving credit agreement which allows borrowings up to $10,000,000 or a borrowing base defined in the agreement and expires on January 28, 2003. Interest on this note is at either prime or the Eurodollar rate plus .75%. The Company pays .25% of the unused portion of the revolving line. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth.

Aggregate maturities of long-term debt for the years ending December 31, 2002 through 2004 are $3,671,428; 2005 $3,671,432; 2006 $1,100,000 and thereafter
$3,000,000.

In addition, the Company is contingently liable for standby letters of credit of approximately $3,000,000 to meet credit policies of certain suppliers.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 2001, 2000, and 1999 was approximately $1,280,000, $1,662,000, and $1,826,000 respectively.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4.  EQUITY TRANSACTIONS

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

NOTE 5.  COMMITMENTS AND RELATED PARTY LEASES

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements, which expire at various dates through 2005. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman emeritus/major shareholder and expire at various dates through September 30, 2005.

The total minimum rental commitment at December 31, 2001 under the leases mentioned above is approximately $5,480,000 which is due approximately $2,687,000 in 2002, $1,593,000 in 2003, $849,000 in 2004, $311,000 in 2005 and
$40,000 in 2006.

The total rent expense included in the statements of operations for the years ended December 31, 2001, 2000, and 1999 is approximately $4,300,000, $3,900,000, and $4,100,000 respectively, of which approximately $1,300,000 each year was paid to the chairman emeritus/major shareholder.

NOTE 6.  MAJOR CUSTOMERS

Net sales for the years ended December 31, 2001 and 2000 included sales to one customer accounting for 11.9% and 14.4% respectively of total net sales of the Company.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Net sales for the year ended December 31, 1999 included sales to two customers, each of which accounted for 10% or more of the total net sales of the Company for the year. The percentage of sales for these customers was 11.9% and 10.4%.

The balances due from these customers at December 31, 2001 and 2000 were not significant to the total trade receivables balance.

NOTE 7.  INCOME TAX MATTERS

Federal and state income taxes (credits) for the years ended December 31, 2001, 2000, and 1999, all of which are domestic, consist of the following:

                                2001                 2000               1999
                             ---------------------------------------------------
Current:
  Federal                    $(2,133,000)        $  (120,000)        $ 3,600,000
  State                         (473,000)            (31,000)            943,000
Deferred                      (1,163,000)         (2,670,000)            226,000
                             ---------------------------------------------------
                             $(3,769,000)        $(2,821,000)        $ 4,769,000
                             ===================================================

The provisions for income taxes (credits) for the years ended December 31, 2001, 2000, and 1999 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 35% to income before income taxes. A reconciliation of the differences is as follows:

                                         2001           2000             1999
                                      ------------------------------------------

Rate applied to pretax income         $(3,339,000)   $(2,570,000)   $ 4,260,000
State taxes, net of federal
  tax effect                             (572,000)      (368,000)       550,000
Write off of nondeductible goodwill           -          121,000            -
Other                                     142,000         (4,000)       (41,000)
                                      ------------------------------------------
                                      $(3,769,000)   $(2,821,000)   $ 4,769,000
                                      ==========================================

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The composition of the deferred tax assets and liabilities at December 31, 2001 and 2000 is as follows:

                                                  2001                  2000
                                                --------------------------------
Gross deferred tax liability,
  accelerated depreciation                      $(2,006,000)        $(1,983,000)
                                                --------------------------------
Gross deferred tax assets:
  Trade receivables allowance                        69,000             296,000
  Inventory capitalization                          257,000             308,000
  Accrued expenses                                1,247,000             696,000
  Deferred compensation                             879,000             807,000
  Unvested stock awards                             149,000             197,000
  Inventory reserves                                  2,000             217,000
  AMT credit carryforward                           100,000             100,000
  Goodwill                                        1,046,000                 -
  Other                                             190,000             132,000
                                                --------------------------------
                                                  3,939,000           2,753,000
                                                --------------------------------
Net deferred tax assets                         $ 1,933,000         $   770,000
                                                ================================

NOTE 8.  SELF-INSURED PLANS

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to exceed approximately $2,800,000 in aggregate at December 31, 2001. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability. The Company is responsible for a per occurrence limit amount not to exceed approximately $500,000 individually and $1,998,000 in aggregate annually. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $540,000, $560,000, and $2,170,000 for the years ended December 31, 2001, 2000, and 1999 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 2001, 2000, and 1999 were immaterial.

STOCK OPTION PLAN:

The Company has a stock option plan with shares of common stock reserved for options to key employees. As permitted under accounting principles generally accepted in the United States of America, grants under this plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                  2001               2000               1999
                             ---------------------------------------------------
Net income (loss):
  As reported                $  (5,771,410)     $  (4,533,870)     $   7,404,290
  Pro forma                     (5,922,109)        (4,895,300)         7,060,174

Primary earnings (loss)
per share:
  As reported                $       (1.28)     $       (0.89)     $        1.30
  Pro forma                          (1.31)             (0.96)              1.24

Fully diluted earnings
(loss) per share:
  As reported                $       (1.28)     $       (0.89)     $        1.29
  Pro forma                          (1.31)             (0.96)              1.23


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2001: dividend rate of 2.25% for all years; risk-free interest rate of 5.25%; expected lives of 5 years; and price volatility of 52%.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Following is a summary of transactions of granted shares under option for the years ended December 31, 2001, 2000 and 1999:

                                        2001                    2000                       1999
                               -------------------------------------------------------------------------
                                               Weighted                Weighted                 Weighted
                                               Average                 Average                  Average
                                               Exercise                Exercise                 Exercise
                                  Shares        Price     Shares         Price     Shares         Price
                               -------------------------------------------------------------------------

Outstanding, beginning
  of year                        452,500      $   12.55   417,500      $   14.13    88,500      $   10.75
  Issued during the year         240,000           6.30   115,000           6.13   352,500          14.75
  Canceled during the year      (342,700)         14.62   (80,000)         11.50   (21,000)         10.75
  Exercised during the year          -           -            -           -         (2,500)         10.75
                               -------------------------------------------------------------------------
Outstanding, end of year         349,800      $    6.25   452,500      $   12.55   417,500      $   14.13
                               ==========================================================================

Eligible, end of year for
 exercise                        147,450      $    6.27    84,375      $   14.75    65,000      $   10.75
                               ==========================================================================

Weighted average fair value
  of options granted during
  the year                           N/A      $    1.86       N/A      $    2.07       N/A      $    7.26
                               ==========================================================================


A further summary about fixed options outstanding at December 31, 2001 is as follows:


                                       Options Outstanding                  Options Exercisable
                                       -------------------                  -------------------
                                              Weighted
                                               Average     Weighted                      Weighted
                                              Remaining    Average                       Average
                                   Number    Contractual   Exercise       Number         Exercise
                                 Outstanding     Life       Price       Exercisable        Price
                                 -----------     ----       -----       -----------        -----

Exercise price of $6.13            109,800       8.5        $ 6.13      $  27,450         $ 6.13
Exercise price of $6.30            240,000       7.5        $ 6.30      $ 120,000         $ 6.30


STOCK AWARD PLAN:

The Company has adopted a stock award plan for the seven existing non-employee directors. Grants awarded during May 2001 and 2000 of 24,000 shares are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 10. ASSET IMPAIRMENTS AND RESTRUCTURINGS

During 2001 and 2000, the Company recorded asset impairments of approximately $2,834,000 and $6,937,000 respectively. These charges approximated $1,700,000 after tax or $.38 per share in 2001 and approximately $4,283,000 after tax or $.84 per share in 2000. Additionally, the Company recorded restructuring charges of approximately $424,000 and $718,000 in 2001 and 2000 respectively. The restructuring charges approximated $254,000 after tax or $.06 per share in 2001, and approximately $431,000 after tax or $.08 per share in 2000.

Asset impairment charges were required to write down the net book values of long-lived assets primarily in the Company's Wood and Other Segments in both 2001 and 2000. These charges approximated $2,834,000 in pre-tax charges to the Other Segment in 2001 and approximately $5,371,000 and $1,566,000 in pre-tax charges to the Wood and Other Segments in 2000 respectively. Estimated future cash flows of these operations had indicated that an impairment had occurred.

Restructuring charges in 2001 were incurred from the strategic decision to relocate two manufacturing plants in the Other Segment and consolidate them into other existing plant locations. Restructuring charges in 2000 were incurred from the strategic decisions to close a manufacturing plant in the Wood Segment, moving manufacturing to other existing plant locations, the merging of certain facilities in the Southeast to gain operating efficiencies, and the closing of an unprofitable manufacturing facility in the Other Segment. The charges in both years include severance payments, write down of obsolete inventories, and future rental commitments related to the closed facilities. The remaining restructuring reserves amount to approximately $408,000 and $400,000 in 2001 and 2000 respectively. The reserves for 2000 were utilized in the second quarter of 2001 and the reserves for 2001 are expected to be utilized by the second quarter 2002. The majority of the cost savings related to these plans will be realized in future years.

NOTE 11. CONTINGENCIES

The Company is subject to claims and suits in the ordinary course of business. In management's opinion, current pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12. CASH FLOWS INFORMATION

Supplemental information relative to the statements of cash flows for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                          2001          2000            1999
                                        ----------------------------------------
Supplemental disclosures of cash
  flows information:
Cash payments for:
  Interest                              $1,062,450     $1,275,745     $1,597,626
                                        ========================================

  Income taxes                          $  125,234     $1,248,811     $4,850,244
                                        ========================================


NOTE 13. UNAUDITED INTERIM FINANCIAL INFORMATION

Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share data):

                                                    Quarter Ended
                               --------------------------------------------------------------------
                                March 31,         June 30,      September 30,    December 31,
                               --------------------------------------------------------------------
                                                        2001
                               --------------------------------------------------------------------

Net sales                      $    68,295      $    78,908     $    77,528      $    68,339
Gross profit                         7,085           10,086           9,176            7,666
Net income (loss)                   (1,748)             212            (729)          (3,506)     *
Earnings (loss) per common
  share                              (0.39)            0.05           (0.16)           (0.78)
Weighted average common
  shares outstanding             4,517,977        4,518,062       4,529,666        4,529,666

   * During the 4th quarter ended December 31, 2001, the Company recorded an impairment charge net of taxes of approximately $1,700,000 ($.38) per share.


                                                    Quarter Ended
                               --------------------------------------------------------------------
                                March 31,         June 30,      September 30,    December 31,
                               --------------------------------------------------------------------
                                                        2000
                               --------------------------------------------------------------------

Net sales                      $    99,824      $   100,902     $    89,945      $    70,949
Gross profit                        10,753           12,566          11,122            7,463
Net income (loss)                   (4,602)             880             605           (1,417)
Earnings (loss) per common
  share                              (0.86)            0.16            0.11            (0.30)
Weighted average common
  shares outstanding             5,346,346        5,268,666       5,141,275        4,720,242


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 14. SEGMENT INFORMATION

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

     Distribution -- Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard, vinyl siding, roofing products, passage doors, building hardware, insulation, and other products.

     Wood -- Uses raw lumber including solid oak as well as other hardwood materials or laminated particleboard or plywood to produce cabinet door product lines.

     Other -- Includes aluminum extruding, painting and distributing divisions, an adhesive division, a pleated shade division, a plastic thermoforming division, and a machine manufacturing division.

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except as described below. Segment data includes intersegment revenues, as well as a charge allocating a majority of the corporate costs to each of its operating segments based on a percentage of sales. Assets are identified with the segments with the exception of cash, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, earnings before interest and taxes (EBIT), and total identifiable assets.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2001, 2000, and 1999.


                        Laminating     Distribution     Wood           Other          Total
                        -------------------------------------------------------------------
                                                       2001
                        -------------------------------------------------------------------
Sales                   $ 127,092      $ 103,298     $  29,256      $  33,424      $ 293,070
Sales, intersegment         4,052          1,039           926         12,973         18,990
                        -------------------------------------------------------------------
  Total sales             131,144        104,337        30,182         46,397        312,060

Cost of goods sold        119,702         92,500        27,657         42,181        282,040

EBIT                       (1,120)           619        (1,027)        (1,730)        (3,258)

Identifiable assets        30,324         12,561         5,323          8,318         56,526

Depreciation                2,644            343           647          1,201          4,835

                                                        2000
                        -------------------------------------------------------------------
Sales                   $ 156,525      $ 133,174     $  34,050      $  37,855      $ 361,604
Sales, intersegment         5,821             56         1,066         15,894         22,837
  Total sales             162,346        133,230        35,116         53,749        384,441

Cost of goods sold        146,538        120,534        32,735         47,763        347,570

EBIT                        1,763          1,110        (1,596)          (636)           641

Identifiable assets        32,368         13,177         6,132         11,486         63,163

Depreciation                2,668            457           947          1,384          5,456


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                        Laminating  Distribution    Wood       Other      Total
                       ---------------------------------------------------------
                                                  1999
                       ---------------------------------------------------------
Sales                  $185,300     $185,053     $ 42,458    $ 43,747   $456,558
Sales, intersegment       6,733           51        1,209      21,381     29,374
                       ---------------------------------------------------------
  Total sales           192,033      185,104       43,667      65,128    485,932

Cost of goods sold      171,288      167,507       41,639      55,184    435,618

EBIT                      5,229        4,588       (2,572)      2,623      9,868

Identifiable assets      39,750       20,270       11,956      15,444     87,420

Depreciation              2,398          437        1,630       1,360      5,825


A reconciliation of total segment sales, cost of goods sold, and EBIT to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2001, 2000, and 1999 is as follows (dollars in thousands):

                                            2001          2000           1999
                                          --------------------------------------
Sales:
  Total sales for reportable segments     $ 312,060     $ 384,441     $ 485,932
  Elimination of intersegment revenue       (18,990)      (22,821)      (28,576)
                                          --------------------------------------
    Consolidated sales                    $ 293,070     $ 361,620     $ 457,356
                                          ======================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                    2001           2000            1999
                                                  ----------------------------------------
 Cost of goods sold:
  Total cost of goods sold for reportable
    segments                                      $ 282,040      $ 347,570      $ 435,618
  Elimination of intersegment cost of goods
    sold                                            (18,990)       (22,821)       (28,576)
  Consolidation reclassifications                    (1,535)        (2,000)        (2,890)
  Corporate incentive agreements                     (2,286)        (2,589)        (3,681)
  Other                                                (171)          (445)          (454)
                                                  ----------------------------------------
    Consolidated cost of goods sold               $ 259,058      $ 319,715      $ 400,017
                                                  ========================================

Earnings before interest and taxes (EBIT):
  EBIT for reportable segments                    $  (3,258)     $     641      $   9,868
  Corporate incentive agreements                      2,286          2,589          3,681
  Consolidation reclassifications                        21           (329)          (780)
  Gain (loss) on sale of property
    and equipment                                        67            617            643
  Impairment charge                                  (2,834)        (6,937)           -
  Restructuring charge                                 (424)          (718)           -
  (Underallocated) overallocated
    corporate expenses                               (4,437)        (1,994)           154
                                                  ----------------------------------------
       Consolidated EBIT                          $  (8,579)     $  (6,131)        13,566
                                                  ========================================

Consolidated assets:
  Identifiable assets for reportable segments     $  56,526      $  63,163      $  87,420
  Corporate property and equipment                   22,586         23,764         24,693
  Current assets not allocated to segments            9,917          9,694          6,035
  Intangible and other assets not allocated
    to segments                                       3,209          6,248          8,420
  Consolidation eliminations                           (268)          (349)          (365)
                                                  ----------------------------------------
    Consolidated assets                           $  91,970      $ 102,520      $ 126,203
                                                  ========================================

Depreciation and amortization:
  Depreciation for reportable segments            $   4,835      $   5,456      $   5,825
  Corporate depreciation and amortization             2,677          2,781          3,079
                                                  ----------------------------------------
  Consolidated depreciation and
     amortization                                 $   7,512      $   8,237      $   8,904
                                                  ========================================


NOTE 15. SUBSEQUENT EVENT

On February 11, 2002, the Company agreed to purchase certain leased real estate from the chairman emeritus/major shareholder for $2,000,000.

                       INDEPENDENT AUDITOR'S REPORT ON THE
                        SUPPLEMENTAL SCHEDULE AND CONSENT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


Our audits of the consolidated financial statements of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 2001. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated February 12, 2002, with respect to the consolidated financial statements and schedule of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES included in this Annual Report on Form 10-K for the year ended December 31, 2001.


                                                     /s/ McGladrey & Pullen, LLP



Elkhart, Indiana
February 12, 2002

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2001, 2000, AND 1999

--------------------------------------------------------------------------------

                                Balance At                Deductions  Balance At
                                 Begining    Charged To      From         Close
                                Of Period    Operations    Reserves    Of Period
                                ------------------------------------------------

Allowance for doubtful accounts
- deducted from trade receiv-
ables in the balance sheets:
     1999                        $125,000     $268,595     $118,595     $275,000
                                 ===============================================

     2000                        $275,000     $641,676     $166,676     $750,000
                                 ===============================================

     2001                        $750,000     $196,195     $771,195     $175,000
                                 ===============================================


Allowance for restructuring
charges - in accrued
liabilities in the balance
sheets:
     1999                        $   -        $ -          $ -          $ -
                                 ===============================================

     2000                        $   -        $714,598     $588,598     $126,000
                                 ===============================================

     2001                        $126,000     $423,617     $141,617     $408,000
                                 ===============================================

                                INDEX TO EXHIBITS

Exhibit Number                                    Exhibits
--------------                                    --------

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

       10(p)            -Commercial Lease dated September 1, 2000 between Mervin
                        D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(p) to the Company's Form 10-K for the fiscal year ended December
                        31, 2000 and incorporated herein by reference)..........

       Exhibit Number                             Exhibits
       --------------                             --------


       10(q)            -Commercial Lease dated November 1, 2000 between Mervin
                        D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(q) to the Company's Form 10-K for the fiscal year ended December
                        31, 2000 and incorporated herein by reference)..........

       10(r) -Credit Agreement dated as of January 28, 2000 among the Company, Bank One, Indiana, N.A. (filed as Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference)
                        ..........

       10(s)**          -Commercial Lease dated August 1, 2001 between Mervin D.
                        Lung Building Company, Inc., as lessor, and the company,
                        as lessee..........

       12**             -Computation of Operating Ratios ...........

       23 -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-21) .....


 *Management contract or compensatory plan or arrangement
**Filed herewith