Form 10-Q
period 2002-03-31
PATRICK INDUSTRIES INC
filed 2002-05-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
                                       OR

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


                                 (574) 294-7511
              (Registrant's telephone number, including area code)


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
Yes   X     No

Shares of Common Stock Outstanding as of April 30, 2002:  4,531,541

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 2002 & December 31, 2001                                       3

  Unaudited Condensed Statements of Operations
    Three Months Ended March 31, 2002 & 2001                                 4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 2002 & 2001                                 5

  Notes to Unaudited Condensed Financial Statements                        6-7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   8-13

PART II:  Other Information                                                 14

  Signatures                                                                15

PART I:  FINANCIAL INFORMATION


                            PATRICK INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS

                                                                        (Unaudited)
                                                                          MARCH 31       DECEMBER 31
                                                                            2002            2001
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $ 5,146,849     $ 5,914,283
  Trade receivables                                                      20,834,113      13,722,216
  Inventories                                                            28,812,970      28,625,747
  Income tax refund claims receivable                                     3,046,799       3,046,799
  Prepaid expenses                                                          789,101         804,398
  Deferred tax assets                                                     2,014,000       2,014,000
                                                                        -----------     -----------
         Total current assets                                            60,643,832      54,127,443
                                                                        -----------     -----------

PROPERTY AND EQUIPMENT, at cost                                          90,186,408      90,935,808
  Less accumulated depreciation                                          56,898,018      56,302,359
                                                                        -----------     -----------
                                                                         33,288,390      34,633,449
                                                                        -----------     -----------

INTANGIBLE AND OTHER ASSETS                                               3,066,223       3,208,928
                                                                        -----------     -----------

         Total assets                                                   $96,998,445     $91,969,820
                                                                        ===========     ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                  $ 3,671,428     $ 3,671,428
  Accounts payable                                                       12,222,382       7,180,706
  Accrued liabilities                                                     4,067,569       4,192,487
                                                                        -----------     -----------
         Total current liabilities                                       19,961,379      15,044,621
                                                                        -----------     -----------

LONG-TERM DEBT, less current maturities                                  15,114,288      15,114,288
                                                                        -----------     -----------

DEFERRED COMPENSATION OBLIGATIONS                                         2,238,078       2,226,390
                                                                        -----------     -----------

DEFERRED TAX LIABILITIES                                                     81,000          81,000
                                                                        -----------     -----------

SHAREHOLDERS' EQUITY
  Common stock                                                           17,632,001      17,620,517
  Retained earnings                                                      41,971,699      41,883,004
                                                                        -----------     -----------
         Total shareholders' equity                                      59,603,700      59,503,521
                                                                        -----------     -----------

         Total liabilities and shareholders' equity                     $96,998,445     $91,969,820
                                                                        ===========     ===========

See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31

                                                        2002            2001

NET SALES                                           $ 75,242,789   $ 68,294,737
                                                    ------------   ------------

COST AND EXPENSES
  Cost of goods sold                                  65,506,487     61,209,742
  Warehouse and delivery expenses                      3,425,023      3,409,400
  Selling, general, and administrative expenses        5,630,312      6,350,296
  Interest expense, net                                  231,407        237,729
                                                    ------------   ------------
                                                      74,793,229     71,207,167
                                                    ------------   ------------


INCOME (LOSS) BEFORE INCOME TAXES                        449,560     (2,912,430)

INCOME TAXES (CREDIT)                                    179,800     (1,164,900)
                                                    ------------   ------------

NET INCOME (LOSS) $                                      269,760   $ (1,747,530)
                                                    ============   ============


BASIC AND DILUTED EARNINGS (LOSS)
         PER COMMON SHARE                           $        .06   $      (0.39)
                                                    ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,529,770      4,517,977


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                           2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $   269,760    $(1,747,530)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       1,658,442      1,906,734
    (Gain) on sale of fixed assets                                         (3,666)        (7,863)
    Other                                                                 174,458        277,013

Change in assets and liabilities:
    Decrease (increase) in:
          Trade receivables                                            (7,111,897)    (5,532,442)
          Income tax refund claims receivable                               - - -     (1,132,036)
          Inventories                                                    (187,223)     1,416,697
          Prepaid expenses                                                 15,297         14,729
    Increase (decrease) in:
          Accounts payable and accrued liabilities                      4,681,099      5,337,158
          Income taxes payable                                            235,658          - - -
                                                                      -----------    -----------
             Net cash provided by (used in) operating activities         (268,072)       532,460
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (391,580)      (477,608)
  Proceeds from sale of fixed assets                                       31,152          7,863
  Other                                                                    33,547        (19,515)
                                                                      -----------    -----------
             Net cash (used in) investing activities                     (326,881)      (489,260)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                                - - -       (561,965)
  Proceeds from sale of common stock                                       11,484          - - -
  Cash dividends paid                                                    (181,065)      (188,767)
  Other                                                                    (2,900)       (11,443)
                                                                      -----------    -----------
             Net cash (used In) financing activities                     (172,481)      (762,175)
                                                                      -----------    -----------

             (Decrease) in cash and cash equivalents                     (767,434)      (718,975)

Cash and cash equivalents, beginning                                    5,914,283      6,716,128
                                                                      -----------    -----------

Cash and cash equivalents, ending                                     $ 5,146,849    $ 5,997,153
                                                                      ===========    ===========

Cash Payments for:
  Interest                                                            $   407,517    $   551,094
  Income taxes                                                              4,142         27,136

See accompanying notes to Unaudited Condensed Financial Statements


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Company's December 31, 2001 audited financial statements. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 2002 and December 31, 2001 consist of the following classes:

                                                       March 31      December 31
                                                         2002            2001
                    Raw materials                   $15,914,144      $15,908,710
                    Work in process                   1,844,261        2,049,879
                    Finished goods                    4,338,878        4,335,875
                                                    -----------      -----------

                       Total manufactured goods      22,097,283       22,294,464

                    Distribution products             6,715,687        6,331,283
                                                    -----------      -----------

                       TOTAL INVENTORIES            $28,812,970      $28,625,747
                                                    ===========      ===========

         Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4. Income (loss) per common share for the three months ended March 31, 2002 and 2001 have been computed based on the weighted average common shares outstanding of 4,529,770 and 4,517,977 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

         Dividends per common share for the three months ended March 31, 2002 and 2001 were $.04 per share.

5.       The Company's reportable segments are as follows:

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

         Other  -  Includes  aluminum  extrusion,   painting  and  distribution,
         manufacture of adhesive products, pleated shades, and a manufacturer of laminating equipment.

         The table below presents unaudited information about the revenue and operating income of those segments:

                                                                     THREE MONTHS ENDED MARCH 31, 2002
                                                                     ---------------------------------
                                                                                                           SEGMENT
                            LAMINATING       DISTRIBUTION          WOOD                OTHER                TOTAL
                            ----------       ------------          ----                -----                -----

Net outside sales         $  34,364,744     $  25,645,520      $  8,242,519        $  6,990,006         $  75,242,789
Intersegment sales            1,584,646           198,420           194,678           2,532,834             4,510,578
                          --------------------------------------------------------------------------------------------
   Total sales            $  35,949,390     $  25,843,940      $  8,437,197        $  9,522,840         $  79,753,367*
                          --------------------------------------------------------------------------------------------

EBIT (loss)**             $   1,122,357     $     108,366      $    (15,248)       $     87,793         $   1,303,268

Total assets              $  32,892,571     $  13,787,582      $  6,139,067        $  7,721,635         $  60,540,855

                                                                      THREE MONTHS ENDED MARCH 31, 2001
                                                                      ---------------------------------

Net outside sales         $  31,059,688     $  22,062,225      $  7,504,874        $  7,667,950         $  68,294,737
Intersegment sales            1,052,729            94,690           208,251           2,943,611             4,299,281
                          --------------------------------------------------------------------------------------------
   Total sales            $  32,112,417     $  22,156,915      $  7,713,125        $ 10,611,561         $  72,594,018*
                          --------------------------------------------------------------------------------------------

EBIT (loss)**             $    (390,833)    $     (32,493)     $   (125,276)       $   (851,750)        $  (1,400,352)

Total assets              $  33,701,515     $  14,054,885      $  6,561,935        $ 11,629,527         $  65,947,862



Reconciliation of segment operating income to consolidated operating income

                                                 2002              2001
                                                 ----              ----

EBIT** for segments                        $  1,303,268       $(1,400,352)
Corporate incentive agreements                  413,901           197,242
Consolidation reclassifications                  41,515           (50,171)
Gain on sale of property
      and equipment                               3,666             7,863
Unallocated corporate expenses                 (830,514)       (1,351,420)
Other                                          (250,869)          (77,863)
                                           ------------       -----------

   Consolidated EBIT**                     $    680,967      $ (2,674,701)
                                           ============      ============


    *Does not agree to Financial Statements due to consolidation eliminations. **Earnings (loss) before interest and taxes

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The three month period ended March 31, 2002 was the first quarter to show an increase in sales over the previous year since the second quarter of 1999. The third quarter of 1999 marked the beginning of the Company's declining revenue. Net sales for the twelve month period ending December 31, 1999 finished at a record high of $457 million and continued to decline up through the twelve month period ending December 31, 2001 which finished at $293 million. This 36% decline in sales volume over a two year period is the result of the overall downturn in the Manufactured Housing and Recreational Vehicle industries.

         The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In 2001 and 2000, the Manufactured Housing industry was down nearly 23% and 29%, respectively, in units shipped and produced, due to the limited availability of dealer and retail financing, as well as excessive retail inventory levels, which included repossessed units. Shipments for the first quarter of 2002 were flat compared to the same period in 2001. These conditions are expected to continue through the rest of this year.

         The Recreational Vehicle industry decline began in the second quarter of 2000 due to the Recreational Vehicle dealers making inventory corrections. The end result of this was an approximate 7% decline in units shipped and produced in 2000 and a 14% decline in units shipped and produced in 2001. The first quarter of 2002 had positive results with an increase in units shipped and produced of almost 8% compared to the previous year. Preliminary signs indicate that this industry is slowly coming out of the down cycle that is has experienced for the last 18 months.

         While conditions in these two industries are uncertain, the Company has made significant cost cutting measures, plant closings, and consolidations over the past two years to more efficiently operate at reduced volumes. The Company's sales for the quarter ended March 31, 2002 were 47% to Manufactured Housing, 28% to Recreational Vehicle, and 25% to other industries.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                         Quarter Ended
                                                            March 31,
                                                         2002       2001

         Net sales                                      100.0%      100.0%
         Cost of sales                                   87.1        89.6
         Gross profit                                    12.9        10.4
         Warehouse and delivery                           4.6         5.0
         Selling, general & administrative                7.5         9.3
         Operating income (loss)                          0.9        (3.9)
         Income taxes (credits)                           0.2        (1.7)
         Net income (loss)                                0.4        (2.6)


RESULTS OF OPERATIONS

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

         Net Sales. Net sales increased $6.9 million, or 10.2%, from $68.3 million for the quarter ended March 31, 2001 to $75.2 million for the quarter ended March 31, 2002. This increase is attributable to an approximate 8% increase in units shipped and produced in the Recreational Vehicle industry coupled by a change in the sales mix of core industries to which the Company supplies. The Company's sales to the Manufactured Housing, Recreational Vehicle, and other industries was 47%, 28%, and 25%, respectively, for the quarter ended March 31, 2002. At December 31, 2001 the Company's sales to these industries was 51%, 24%, and 25%, respectively.

         Gross Profit. Gross profit increased by approximately $2.6 million, or 37.4%, from $7.1 million in 2001 to $9.7 million in 2002. As a percentage of net sales, gross profit increased approximately 2.5%. The increase in gross profit is due to increased sales as well as the Company making significant strategic cost cutting measures in 2000 and 2001, including plant closings and consolidations, eliminating low margin business, and certain fixed overhead expenses.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses remained constant at $3.4 million for the quarters ending March 31, 2002 and 2001. As a percentage of net sales, warehouse and delivery expenses decreased 0.4%, from 5.0% in the first quarter of 2001 to 4.6% in the first quarter of 2002. The decrease, as a percentage of net sales, is attributable to increased sales levels which has allowed the Company to ship more full truckloads than in the previous year and a reduction in the fleet size that the Company owns or leases.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.7 million, or 11.3%, from $6.3 million in the quarter ending March 31, 2001 to $5.6 million for the quarter ending March 31, 2002. As a percentage of net sales, selling, general, and administrative expenses decreased 1.8%, from 9.3% the first quarter of 2001 to 7.5% in the first quarter of 2002. The decreases in both dollars and as a percentage of net sales is due to the Company making significant strategic cost cutting measures in 2001 which has reduced the fixed portion of these expenses.

         Operating Income (Loss). The Company experienced operating income of $681,000 in the first quarter of 2002 compared to an operating loss of $2.7 million in the first quarter of 2001. The increase in operating income is due to the factors described above.

         Interest Expense, Net. Interest expense, net of interest income decreased 2.7%, or $7,000 from $238,000 in the first quarter of 2001 compared to $231,000 in the first quarter of 2002. The slight change represents a decrease in interest expense due to lower long term debt levels and a corresponding decrease in interest income due to the declining interest rates over the past year on funds invested.

         Net Income (Loss). The Company had net income of $270,000 for the first quarter of 2002 compared to a net loss of $1.7 million in the first quarter of 2001. The increase in net income is attributable to the factors described above.


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

         Gross Profit. Gross profit decreased by $3.7 million, or 34.1%, from $10.8 million in the first quarter of 2000 compared to $7.1 million in the same quarter of 2001. As a percentage of net sales, gross profit decreased 0.4% from 10.8% in the first quarter of 2000 to 10.4% in the first quarter of 2001. The overall decrease was due to a 31.6% decrease in consolidated net sales. The decrease in gross profits as a percentage of net sales indicates that market conditions were still highly competitive resulting in the inability of the Company to increase selling prices without losing business.

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



BUSINESS SEGMENTS

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Laminating Segment Discussion

         Net sales increased by 12.0%, or $3.8 million, from $32.1 million in quarter ended march 31, 2001 to $35.9 million in the same period in 2002. This increase is attributable to the approximate 8% increase in units shipped and produced in the Recreational Vehicle industry coupled with an increase in sales as a result of consolidating certain business units into this segment in 2001.

         EBIT increased $1.5 million from a loss of $0.4 million in the first quarter of 2001 to income of $1.1 million in the first quarter of 2002. This increase is attributable to increased sales as well as the strategic cost cutting measures that the Company took in 2000 and 2001.

Distribution Segment Discussion

         Net sales increased $3.7 million, or 16.6%, from $22.2 million in the first quarter of 2001 to $25.8 million in the first quarter of 2002. This increase is due to an increase in sales in the southeast region of the Manufactured Housing industry.

         EBIT increased $141,000 from a loss of $33,000 in the first quarter of 2001 to income of $108,000 in the first quarter of 2002. This increase is due to the increased sales volume and lower operating expenses compared to the first quarter of 2001.

Wood Segment Discussion

         Net sales increased $724,000, or 9.4%, from $7.7 million in the first quarter of 2001 to $8.4 million in the first quarter of 2002. This increase is consistent with the overall increase in the Recreational Vehicle industry, which is the primary industry to which this segment serves.

         The operating loss in this segment decreased from a loss of $125,000 in the first quarter of 2001 to a loss of $15,000 in the first quarter of 2002. The Company has made significant strides in the improvement of certain operating divisions in this segment, however, certain other divisions in this segment have experienced operating inefficiencies causing them to be unprofitable. The results from these unprofitable divisions have mitigated the overall positive results of the segment.

Other Segment Discussion

         Net sales in the Other segment decreased 10.3%, or $1.1 million, from $10.6 million in the quarter ending March 31, 2001 to $9.5 million in the quarter ending March 31, 2002. This decline is due to the closing and consolidation of one division in the first quarter of 2001 and two divisions in the 4th quarter of 2001 in this segment.

         Operating income in this segment increased from a loss of $852,000 in the first quarter of 2001 to operating income of $88,000 in the first quarter of 2002. This increase is attributable to the closing and consolidation of three unprofitable divisions in this segment in 2001.


Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

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

Distribution Segment Discussion

         Net sales decreased 38.3%, or $13.7 million, from $35.9 million in the first quarter 2000 to $22.2 million in the first quarter 2001. This decrease is due primarily to the decline in units shipped and produced in the Manufactured Housing industry.

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

         EBIT for this segment has increased $538,000 from an operating loss of $663,000 in period ended March 31, 2000 to an operating loss of $125,000 in the same period in 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability caused the improvement of two of the segment's major operating units. The decrease in the operating loss is partially due to reduced depreciation of approximately $250,000 as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets.

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

           The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,428 that began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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

         A summary of our contractual cash obligations remaining at March 31, 2002 and for the twelve month periods ending 2003 through 2006 is as follows:

                                        --------------------------------------------------------------------------------------------
                                                                           Payments due by period
--------------------------------------- --------------------------------------------------------------------------------------------
Contractual Obligations                     Total            2002           2003            2004           2005           2006
--------------------------------------- ---------------- -------------- -------------- --------------- -------------- --------------

                                        ---------------- -------------- -------------- --------------- -------------- --------------
Long-term debt, including interest**        $18,034,147     $4,336,880     $4,368,757      $4,159,176     $3,949,599     $1,219,735
                                        ---------------- -------------- -------------- --------------- -------------- --------------
Operating Leases                             $4,670,832     $1,878,173     $1,592,658        $849,135       $311,178        $39,688
                                        ---------------- -------------- -------------- --------------- -------------- --------------
  Total contractual cash obligations        $22,704,979     $6,215,053     $5,961,415      $5,008,311     $4,260,777     $1,259,423
                                        ---------------- -------------- -------------- --------------- -------------- --------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2001 annual interest rate of 3.11% for the Industrial Revenue Bonds.



         We also have a commercial commitment as described below:

--------------------------------------------------------------------------------
          Other Commercial    Total Amount     Outstanding          Date of
             Commitment        Committed       at 03/31/02         Expiration
--------------------------------------------------------------------------------
           Line of Credit     $10,000,000           $0          January 28, 2003
--------------------------------------------------------------------------------

         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.


CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

         As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, and property and equipment. We have not experienced significant bad debts losses and our reserve for doubtful accounts of $200,000 should be adequate for any exposure to loss in our March 31, 2002 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired.

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



                                                 PATRICK INDUSTRIES, INC.
                                                 (Company)





Date        May 9, 2002                          /S/Harold E. Wyland
            -----------                          -------------------------------
                                                 Harold E. Wyland
                                                 (Chairman of the Board)





Date        May 9, 2002                          /S/David D. Lung
            -----------                          -------------------------------
                                                 David D. Lung
                                                 (President)
                                                 (Chief Executive Officer)





Date        May 9, 2002                          /S/Keith V. Kankel
            -----------                          -------------------------------
                                                 Keith V. Kankel
                                                 (Vice President Finance)
                                                 (Principal Accounting Officer)