Form 10-Q
period 2002-06-30
PATRICK INDUSTRIES INC
filed 2002-08-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
                                       OR

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
Yes   X     No

Shares of Common Stock Outstanding as of July 31, 2002:  4,557,074

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                  Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    June 30, 2002 & December 31, 2001                                   3

  Unaudited Condensed Statements of Operations
    Three Months Ended June 30, 2002 & 2001, and
    Six Months Ended June 30, 2002 & 2001                               4

  Unaudited Condensed Statements of Cash Flows
    Six Months Ended June 30, 2002 & 2001                               5

  Notes to Unaudited Condensed Financial Statements                     6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 9

PART II:  Other Information                                            19

  Signatures                                                           20

PART I:  FINANCIAL INFORMATION

                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                      JUNE 30       DECEMBER 31
                                                        2002             2001
    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $  5,295,308   $  5,914,283
  Trade receivables                                    22,775,085     13,722,216
  Inventories                                          31,600,562     28,625,747
  Income tax refund claims receivable                      10,569      3,046,799
  Prepaid expenses                                        418,798        804,398
  Deferred tax assets                                   2,170,000      2,014,000
                                                     ------------   ------------
    Total current assets                               62,270,322     54,127,443
                                                     ------------   ------------

PROPERTY AND EQUIPMENT, at cost                        92,392,672     90,935,808
  Less accumulated depreciation                        58,092,982     56,302,359
                                                     ------------   ------------
                                                       34,299,690     34,633,449
                                                     ------------   ------------

DEFERRED INCOME TAXES                                     311,839          - - -
                                                     ------------   ------------

INTANGIBLE AND OTHER ASSETS                             3,129,159      3,208,928
                                                     ------------   ------------
    Total assets                                     $100,011,010   $ 91,969,820
                                                     ============   ============


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt               $  3,671,428   $  3,671,428
  Accounts payable                                     13,894,634      7,180,706
  Accrued liabilities                                   4,722,558      4,192,487
                                                     ------------   ------------
    Total current liabilities                          22,288,620     15,044,621
                                                     ------------   ------------

LONG-TERM DEBT, less current maturities                15,114,288     15,114,288
                                                     ------------   ------------

DEFERRED COMPENSATION OBLIGATIONS                       2,330,766      2,226,390
                                                     ------------   ------------

DEFERRED TAX LIABILITIES                                    - - -         81,000
                                                     ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock                                         17,851,645     17,620,517
  Retained earnings                                    42,425,691     41,883,004
                                                     ------------   ------------
    Total shareholders' equity                         60,277,336     59,503,521
                                                     ------------   ------------
      Total liabilities and shareholders' equity     $100,011,010   $ 91,969,820
                                                     ============   ============

See accompanying Notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30

                                                       2002            2001             2002             2001

NET SALES                                         $  82,566,743   $  78,908,792   $ 157,809,532   $ 147,203,529
                                                  -------------   -------------   -------------   -------------

COST AND EXPENSES
  Cost of goods sold                                 71,712,567      68,822,170     137,219,054     130,031,912
  Warehouse and delivery expenses                     3,634,000       3,557,882       7,059,023       6,967,282
  Selling, general, and administrative expenses       5,611,363       5,929,555      11,241,675      12,279,851
  Restructuring charges                                 269,180            --           269,180            --
  Interest expense, net                                 279,343         246,390         510,750         484,119
                                                  -------------   -------------   -------------   -------------
                                                     81,506,453      78,555,997     156,299,682     149,763,164
                                                  -------------   -------------   -------------   -------------


INCOME (LOSS) BEFORE INCOME TAXES                     1,060,290         352,795       1,509,850      (2,559,635)

INCOME TAXES (CREDIT)                                   424,200         140,900         604,000      (1,024,000)
                                                  -------------   -------------   -------------   -------------

NET INCOME (LOSS)                                 $     636,090   $     211,895   $     905,850   $  (1,535,635)
                                                  =============   =============   =============   =============


BASIC AND DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                                $         .14   $         .05   $         .20   $        (.34)
                                                  =============   =============   =============   =============

DIVIDENDS PER SHARE                               $         .04   $         .04   $         .08   $         .08
                                                  =============   =============   =============   =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  4,544,015       4,518,062       4,536,932       4,518,020


See accompanying Notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                                2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $   905,850    $(1,535,635)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                           3,234,981      3,834,620
     Gain on sale of fixed assets                               (3,616)       (22,113)
     Deferred income taxes                                    (548,839)         - - -
     Other                                                     267,146        372,285

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                (9,052,869)    (7,435,857)
           Inventories                                      (2,974,815)    (2,141,146)
           Income tax refund claims receivable               3,036,230       (230,999)
           Prepaid expenses                                    385,600        678,322
       Increase (decrease) in:
           Accounts payable and accrued liabilities          6,843,205      8,081,621
           Income taxes payable                                400,794          - - -
                                                           -----------    -----------
               Net cash provided by operating activities     2,493,667      1,601,098
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (2,865,761)      (877,246)
  Proceeds from sale of fixed assets                            37,753         23,392
  Other                                                         66,301        (20,883)
                                                           -----------    -----------
               Net cash (used in) investing activities      (2,761,707)      (874,737)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                     - - -       (561,965)
  Proceeds from sale of common stock                            15,128          - - -
  Cash dividends paid                                         (363,163)      (368,853)
  Other                                                         (2,900)       (11,443)
                                                           -----------    -----------
               Net cash (used in) financing activities        (350,935)      (942,261)
                                                           -----------    -----------

               (Decrease) in cash and cash equivalents        (618,975)      (215,900)

Cash and cash equivalents, beginning                         5,914,283      6,716,128
                                                           -----------    -----------

Cash and cash equivalents, ending                          $ 5,295,308    $ 6,500,228
                                                           ===========    ===========

Cash Payments for:
  Interest                                                 $   507,600    $   503,719
  Income taxes                                                  24,107         36,596

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for restructuring charges as discussed in Note 5) necessary to present fairly financial position as of June 30, 2002 and December 31, 2001, the results of operations and cash flows for the three months and the six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the three month and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3.     The inventories   on June 30, 2002  and December 31, 2001  consist of the
       following classes:

                                                     June 30         December 31
                                                      2002              2001

              Raw materials                        $18,033,472       $15,908,710
              Work in process                        1,743,023         2,049,879
              Finished goods                         4,872,104         4,335,875
                                                   -----------       -----------

                    Total manufactured goods        24,648,599        22,294,464

              Distribution products                  6,951,963         6,331,283
                                                   -----------       -----------

                    TOTAL INVENTORIES              $31,600,562       $28,625,747
                                                   ===========       ===========

       The  inventories  are  stated  at the lower of cost,  First-In  First-Out
       (FIFO) method, or market.

4. Income (loss) per common share for the six months ended June 30, 2002 and 2001 has been computed based on the weighted average common shares outstanding of 4,536,932 and 4,518,020 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

       Dividends per common share for the quarter ending June 30, 2002 and 2001 were $.04 per share. This resulted in total dividends for the six month period ending June 30, 2002 and 2001 of $.08 per share.

5. In June, 2002, the Company recorded a restructuring charge based on the decision to close one of its cabinet door manufacturing facilities and consolidate its operation into another facility. The Company recorded estimated and actual costs related to this restructuring of $269,180, $.04 per share, most of which will be paid in the third quarter.

6. In June, 2002, the Company purchased certain leased real estate from the Chairman Emeritus, a major shareholder, for approximately $2,000,000.

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

       Distribution - Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard and vinyl siding, roofing products, passage doors, building hardware, insulation, and other products.

       Wood - Uses raw lumber including solid oak, other hardwood materials, and laminated particleboard or plywood to produce cabinet door product lines.

       Other  -  Includes   aluminum   extrusion   painting  and   distribution,
       manufacturer of adhesive products, pleated shades, and a manufacturer of laminating equipment.

       The table below presents unaudited information about the revenue and operating income of those segments:


                                                                     THREE MONTHS ENDED JUNE 30, 2002
                                                                     --------------------------------
                                                                                                              SEGMENT
                           LAMINATING          DISTRIBUTION            WOOD               OTHER                TOTAL
                           ----------          ------------            ----               -----                -----

Net outside sales        $ 37,109,896          $ 29,389,085       $   8,469,644       $   7,598,118         $  82,566,743
Intersegment sales          1,670,621               183,681             218,512           2,907,764             4,980,578
                         -------------------------------------------------------------------------------------------------
   Total sales           $ 38,780,517          $ 29,572,766       $   8,688,156       $  10,505,882         $  87,547,321*
                         -------------------------------------------------------------------------------------------------

EBIT (loss)**            $  1,243,116          $    665,428       $    (118,754)      $     227,541         $   2,017,331


                                                                     THREE MONTHS ENDED JUNE 30, 2001
                                                                     --------------------------------

Net outside sales        $ 34,130,120          $ 27,061,159       $   7,784,188       $   9,933,325         $  78,908,792
Intersegment sales          1,136,600               283,766             245,437           4,016,127             5,681,930
                         -------------------------------------------------------------------------------------------------
   Total sales           $ 35,266,720          $ 27,344,925       $   8,029,625       $  13,949,452         $  84,590,722*
                        --------------------------------------------------------------------------------------------------

EBIT**                   $    168,833          $    544,567       $     112,915       $     344,285         $   1,170,600






                                                                     SIX MONTHS ENDED JUNE 30, 2002
                                                                     ------------------------------
                                                                                                              SEGMENT
                           LAMINATING          DISTRIBUTION            WOOD               OTHER                TOTAL
                           ----------          ------------            ----               -----                -----

Net outside sales        $ 71,474,640          $ 55,034,605        $ 16,712,163        $ 14,588,124          $157,809,532
Intersegment sales          3,255,267               382,101             413,190           5,440,598             9,491,156
                         -------------------------------------------------------------------------------------------------
   Total sales           $ 74,729,907          $ 55,416,706        $ 17,125,353        $ 20,028,722          $167,300,688*
                         ------------------------------------------------------------------------------------------------

EBIT (loss)**            $  2,366,306          $    773,128        $   (134,169)       $    315,334          $  3,320,599

Total assets             $ 33,880,287          $ 15,647,131        $  6,273,744        $  7,947,914          $ 63,749,076


                                                                     SIX MONTHS ENDED JUNE 30, 2001
                                                                     ------------------------------

Net outside sales        $ 65,189,808          $ 49,123,384        $ 15,289,062        $ 17,601,275          $147,203,529
Intersegment sales          2,189,329               378,456             453,688           6,959,738             9,981,211
                         -------------------------------------------------------------------------------------------------
   Total sales           $ 67,379,137          $ 49,501,840        $ 15,742,750        $ 24,561,013          $157,184,740*
                         -------------------------------------------------------------------------------------------------

EBIT (loss)**            $   (222,000)         $    512,074        $    (12,361)       $   (507,465)         $   (229,752)

Total assets             $ 35,251,066          $ 15,718,155        $  6,451,044        $ 12,603,615          $ 70,023,880


Reconciliation of segment EBIT to consolidated EBIT



                                                       3 Months Ended                               6 Months Ended
                                                             June 30,                                     June 30,
                                                 2002                  2001                      2002              2001
                                                 ----                  ----                      ----              ----

EBIT (loss) for segments                    $  2,017,331          $  1,170,600            $  3,320,599        $  (229,752)
Corporate incentive agreements                   322,500               352,381                 736,401            549,623
Consolidation reclassifications                   36,089               (10,576)                 77,604            (60,747)
Gain (loss) on sale of assets                        (49)               14,250                   3,617             22,113
Restructuring charges                           (269,180)                - - -                (269,180)             - - -
Unallocated corporate expenses                  (547,736)             (780,480)             (1,378,250)        (2,131,900)
Other                                           (219,322)             (146,990)               (470,191)          (224,853)
                                            -------------         --------------          --------------      ------------

   Consolidated EBIT (loss)**               $  1,339,633          $    599,185            $  2,020,600        $(2,075,516)
                                            ============          =============           ============        ===========


    *Does not agree to Financial  Statements due to consolidation  eliminations.
  **Earnings before interest and taxes.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       The Company's business continued to show signs of improvement over the previous year for the three and six month periods ended June 30, 2002. The third quarter of 1999 marked the beginning of the Company's declining revenue which continued up through the year ending December 31, 2001. Net sales for the twelve month period ending December 31, 1999 finished at a record high of $457 million and dropped almost 36% over a two year period where they finished at $293 million for the year ended December 31, 2001. This decline in sales volume is the result of the overall downturn in the Manufactured Housing and Recreational Vehicle industries.
       The downturn in the Manufactured Housing industry began in the fourth quarter of 1999 due to retail sales lots being overstocked and unit production being reduced approximately 7% that year. In 2001 and 2000, the Manufactured Housing industry was down nearly 23% and 29%, respectively, in units shipped and produced due to the limited availability of dealer and retail financing, as well as excessive retail inventory levels which included repossessed units. The year 2002 began to show early signs of improvement and then dropped off due to a major financing lender leaving the market. Shipments for the first six months of 2002 were down more than 5% in this industry.
       The decline in the Recreational Vehicle industry began in the second quarter of 2000 due to the Recreational Vehicle dealers making inventory corrections. The end result of this was an approximate 7% decline in units shipped and produced in 2000 and a 14% decline in units shipped and produced in 2001. The first half of 2002 had positive results with an increase in units shipped and produced of almost 14% compared to the previous year. Preliminary signs indicate that this industry is slowly coming out of the down cycle that it has experienced for the last 18 months.
       While the conditions in these two industries are uncertain, the Company has implemented cost cutting measures and plant closings and consolidations over the past two years to more efficiently operate at reduced volumes. The Company's sales for the six months ended June 30, 2002 are 47% to Manufactured Housing, 30% to Recreational Vehicle, and 23% to other industries.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:


                                                        Three Months               Six Months
                                                       Ended June 30,            Ended June 30,
                                                      2002       2001           2002       2001

       Net sales                                     100.0%     100.0%         100.0%     100.0%
       Cost of sales                                  86.9       87.2           86.9       88.3
       Gross profit                                   13.1       12.8           13.1       11.7
       Warehouse and delivery                          4.4        4.5            4.5        4.7
       Selling, general, & administrative              6.8        7.5            7.1        8.3
       Restructuring charges                           0.3       - - -           0.2       - - -
       Operating income (loss)                         1.6        0.8            1.3       (1.4)
       Income (loss) before taxes                      1.3        0.5            1.0       (1.7)
       Income taxes (credits)                          0.5        0.2            0.4       (0.7)
       Net income (loss)                               0.8        0.3            0.6       (1.0)


RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

       Net Sales. Net sales increased $3.7 million, or 4.6%, from $78.9 million for the quarter ended June 30, 2001 to $82.6 million for the quarter ended June 30, 2002. This increase is attributable to an approximate 19% quarterly increase in units shipped and produced in the Recreational Vehicle industry coupled by a change in the sales mix of core industries to which the Company serves. The Company's sales to the Manufactured Housing, Recreational Vehicle, and other industries was 47%, 30%, and 23%, respectively. At June 30, 2001 the Company's sales to these industries was 48%, 26%, and 26%, respectively.

       Gross Profit. Gross profit increased by 7.6%, or $0.8 million, from $10.1 million for the quarter ended June 30, 2001 to $10.9 million for the quarter ended June 30, 2002. As a percentage of net sales, gross profit increased 0.3% for the same three month period. These increases are due to increased sales as well as increased operating efficiencies resulting from the elimination of certain low margin business and strategic cost cutting measures taken in the past two years.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $76,000, or 2.1%, from the three month period ended June 30, 2001 to the same period in 2002. As a percentage of net sales, warehouse and delivery expenses decreased 0.1%, from 4.5% in the quarter ended June 30, 2001 to 4.4% in the quarter ended June 30, 2002. The increase in dollars is due to the increased sales levels while the decrease in percentage of net sales is due to the Company shipping more full truckloads compared to the previous year as well as a reduction in fleet size that the Company owns or leases.

       Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased by $318,000, or 5.4%, from $5.9 million in the three month period ended June 30, 2001 to $5.6 million in the same period ended June 30, 2002. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.7%, from 7.5% for the quarter ended June 30, 2001 to 6.8% for the quarter ended June 30, 2002. The decreases in dollars and percentage of net sales is due to the Company making cost and staffing reductions which has reduced the fixed portion of these expenses.

       Restructuring   Charges.   As  discussed  in  Note  5  of  the  financial
statements, the Company recognized restructuring charges of $269,000 in the second quarter of 2002.

       Operating Income. Operating income increased by $0.7 million, or 124%, from approximately $0.6 million in the quarter ended June 30, 2001 to $1.3 million in the quarter ended June 30, 2002. The increase in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net increased by $33,000 due to the decline in interest rates on funds invested over the past year.

       Net Income. The Company had net income of $636,000 for the quarter ended June 30, 2002 compared to net income of $212,000 for the same period in 2001. The increase in net income is attributable to the factors described above.


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

       Net Sales. Net sales decreased by $22.0 million, or 21.8%, from $100.9 million in the quarter ended June 30, 2000 to $78.9 million in the quarter ended June 30, 2001. This decrease is directly related to an estimated 29% decrease in units shipped and produced in the Manufactured Housing industry and an estimated 16% decrease in units shipped in the Recreational Vehicle industry in the second quarter of 2001 compared to the second quarter of 2000.

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

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.5 million, or 8.2%, from $6.4 million in the quarter ended June 30, 2000 to $5.9 million in the quarter ended June 30, 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.1% from 6.4% in the second quarter of 2000 to 7.5% in the second quarter of 2001. The overall decrease is due to the Company making cost and staffing reductions. The increase in costs as a percentage of net sales is due to reduced volumes as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

       Operating Income. Operating income decreased by 67.0%, or $1.2 million, from $1.8 million in the second quarter of 2000 to $0.6 million in the second quarter of 2001. The decrease in operating income is due to the decline in sales volume for the industries to which the Company serves.

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



Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

       Net Sales. Net sales increased $10.6 million, or 7.2%, from $147.2 million for the six months ended June 30, 2001 to $157.8 million for the six months ended June 30, 2002. This increase is attributable to an approximate 14% increase in units shipped and produced in the Recreational Vehicle industry coupled with an approximate 5% decrease in units shipped and produced in the Manufactured Housing industry. The Company's sales for the first six months of 2002 are 47% to Manufactured Housing, 30% to Recreational Vehicle, and 23% to other industries.

       Gross Profit. Gross Profit increased 19.9%, or $3.4 million, from $17.2 million for the six months ended June 30, 2001 to $20.6 million for the same period in 2002. As a percentage of net sales, gross profit increased approximately 1.4%, from 11.7% for the six months ended June 30, 2001 to 13.1% for the six months ended June 30, 2002. The increase in dollars and percentage of net sales is due to the Company making significant strategic cost cutting measures in 2000 and 2001, including plant closings and consolidations, eliminating low margin business, and certain fixed overhead expenses.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $92,000, or 1.3%, from $7.0 million for the six month period ended June 30, 2001 to $7.1 million for the same period in 2002. As a percentage of net sales, warehouse and delivery expenses decreased approximately 0.2%, from 4.7% in 2001 to 4.5% in 2002. The small increase in costs and the decrease in costs as a percentage of net sales is due to increased sales levels allowing the Company to ship more full truckloads than in the previous year and a reduction in fleet size that the Company owns or leases.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.0 million, or 8.5%, from $12.3 million for the six months ended June 30, 2001 to $11.3 million for the same period in 2002. As a percentage of net sales, selling, general, and administrative expenses decreased 1.2%. This decrease in dollars and percentage of net sales is due to the Company making significant cost cutting measures in 2000 and 2001 which has reduced the fixed portion of these expenses.

       Restructuring   Charges.   As  discussed  in  Note  5  of  the  financial
statements, the Company recorded restructuring charges of $269,000 for the six months ended June 30, 2002.

       Operating Income (Loss). Operating income has increased $4.1 million, from a loss of $2.1 million for the six months ended June 30, 2001 to income of $2.0 million for the six months ended June 30, 2002. The increase in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net increased $27,000 due to the Company earning less interest on funds invested due to the decline in interest rates over the past year.

       Net Income (Loss). The Company had net income of $906,000 for the six months ended June 30, 2002 compared to a net loss of $1.5 million for the same period in 2001. This increase in net income is due to the factors described above.



Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

       Net Sales. Net sales decreased $53.5 million, or 26.7%, from $200.7 million in the six months ended June 30, 2000 to $147.2 million for the six months ended June 30, 2001. This decrease is attributable to the 35% decline in units shipped and produced in the Manufactured Housing industry and 20% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the first six months of 2001 are 48% to Manufactured Housing, 26% to Recreational Vehicle, and 26% to other industries.

       Gross Profit. Gross profit decreased $6.1 million, or 26.4%, from $23.3 million in the first six months of 2000 to $17.2 million in the first six months of 2001. As a percentage of net sales, gross profit remained fairly consistent for the six months ended June 30, 2000 and 2001. The overall decrease is due to the significantly reduced sales volume in the industries to which the Company serves.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.1 million, or 13.6%, from $8.1 million in the six months ended June 30, 2000 to $7.0 million in the same period in 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 4.0% in 2000 to 4.7% in 2001. The overall decrease is due to the decline in sales volume. The increase as a percentage of net sales is due to the increase in fuel costs from period to period, coupled with an increase in rates charged by the transportation companies.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $1.0 million, or 7.8%, from $13.3 million for the six months ended June 30, 2000 to $12.3 million for the same period in 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.7%, from 6.6% in the first half of 2000 to 8.3% in the first half of 2001. The overall decrease is due to the Company making cost and staffing reductions. The increase in cost as a percentage of net sales is due to reduced volume as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

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



BUSINESS SEGMENTS


Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Laminating Segment Discussion

       Net sales in the laminating segment increased $3.5 million, or 10.0%, from $35.3 million for the quarter ended June 30, 2001 to $38.8 million for the quarter ended June 30, 2002. This increase in net sales is due to an approximate 19% increase in sales in the Recreational Vehicle industry in the second quarter of 2002 compared to the same period in 2001. Sales in the Manufactured Housing industry were down almost 10% for the same period.
       EBIT increased $1.0 million, from $0.2 million for the quarter ended June 30, 2001 to $1.2 million for the quarter ended June 30, 2002. This increase is due to the increased sales volume and the cost cutting measures that the Company has undertaken over the past two years to reduce fixed costs.

Distribution Segment Discussion

       Net sales increased $2.2 million, or 8.2%, from $27.3 million to $29.5 million for the quarters ended June 30, 2001 and 2002, respectively. This increase is due to market share gains in this segment.
       EBIT increased 22.2%, or $121,000, from $545,000 in the quarter ended June 30, 2001 to $666,000 in the same period in 2002. This increase is due to the increased sales volume.

Wood Segment Discussion

       Net sales increased $0.7 million, or 8.2%, from $8.0 million in the three month period ended June 30, 2001 to $8.7 million in the same period in 2002. This increase is consistent with the increase in units shipped and produced in the Recreational Vehicle industry which is the major industry that this segment serves.
       EBIT decreased $232,000, from income of $113,000 for the quarter ended June 30, 2001 to a loss of $119,000 for the quarter ended June 30, 2002. This decrease is due to operating inefficiencies at one facility due to equipment problems and inefficiencies at another facility which is being consolidated into another operation.

Other Segment Discussion

       Net sales in this segment decreased $3.4 million, or 24.7%, from $13.9 million in the quarter ended June 30, 2001 to $10.5 million for the same period in 2002. This decrease is attributable to the closing and consolidation of two operations in this segment in 2001 as well as the almost 10% decrease in sales in the Manufactured Housing industry for the three month period ended June 30, 2002.
       EBIT decreased $116,000, or 33.9%, from $344,000 in the quarter ended June 30, 2001 to $228,000 in the quarter ended June 30, 2002. This decrease is attributable to an approximate 83% decline in sales in one of the operating units in this segment.



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

Wood Segment Discussion

       Net sales decreased 17.3%, or $1.7 million, from $9.7 million in the three month period ended June 30, 2000 to $8.0 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.
       EBIT for this segment has increased from operating income of $13,000 in the second quarter of 2000 to operating income of $113,000 in the second quarter of 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability resulted in improvement in three of the segment's operating units. The closure of one of the segment's under-performing units in 2000 resulted in additional cost savings.

Other Segment Discussion

       Net sales in the other segment decreased by 2.8%, or $0.4 million, from $14.3 million in the three months ended June 30, 2000 to $13.9 million in the three month period ending June 30, 2001. The slight decline in sales volume is primarily attributable to a 20% decline in sales in the Recreational Vehicle industry, coupled with increases in sales in the Company's aluminum extrusion division and machine manufacturing division, which sell to industries mainly outside the Manufactured Housing and Recreational Vehicle industries.
       EBIT for this segment increased $263,000, or 326.7%, from $81,000 in the three month period ending June 30, 2000 to $344,000 in the same period in 2001. This increase is due to the increases in volume in the Company's aluminum extrusion and machine manufacturing divisions.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Laminating Segment Discussion

       Net Sales in this segment increased $7.3 million, or 10.9%, from $67.4 million in the six months ended June 30, 2001 to $74.7 million in the same period in 2002. This increase is due to the approximate 14% increase in sales in the Recreational Vehicle industry. Additionally, the Company closed two divisions in the other segment in 2001 which had sales of approximately $3.0 million for the six months ended June 30, 2001. Certain of these operations were merged into a facility in the laminating segment which was operating at less than capacity and subsequently in 2002 has seen significantly increased volume resulting in higher efficiencies and increased profitability.
       EBIT increased $2.6 million, from a loss of $0.2 million in the six months ended June 30, 2001 to income of $2.4 million in the same period in 2002. This increase is attributable to increased sales volume coupled with increased operating efficiencies from the reduction of fixed costs related to the strategic cost cutting measures that were taken in 2000 and 2001.

Distribution Segment Discussion

       Net sales in this segment increased $5.9 million, or 12.0%, from $49.5 million in the six months ended June 30, 2001 to $55.4 million in the six months ended June 30, 2002. This increase is due to market share gains.
       EBIT increased $261,000, or 51%, due to increased sales volume.

Wood Segment Discussion

       Net sales increased $1.4 million, or 8.8%, from $15.7 million in the six months ended June 30, 2001 to $17.1 million in the six months ended June 30, 2002. This increase is attributable to the approximate 14% increase in sales in the Recreational Vehicle industry for the first six months of 2002.
       EBIT decreased $122,000, from a loss of $12,000 for the six months ended June 30, 2001 to a loss of $134,000 for the six months ended June 30, 2002. This decrease is attributable to two operating units in this segment experiencing operating inefficiencies, one of which is being consolidated into another division in this segment. The operating results of these two divisions have mitigated the positive results of the three other divisions within this segment.

Other Segment Discussion

       Net sales in this segment decreased $4.5 million, or 18.5%, from $24.6 million in the first six months of 2001 compared to $20.0 million in the same period in 2002. This decline is due to the closing and consolidation of one division in the first quarter of 2001 and two divisions in the fourth quarter of 2001.
       EBIT increased $822,000, or 162.1%, from a loss of $507,000 in the six month period ended June 30, 2001 compared to income of $315,000 in the six month period ended June 30, 2002. This increase is due to the closing and consolidation of three unprofitable divisions in this segment in 2001.



Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Laminating Segment Discussion

       Net sales in the laminating segment decreased by 25.1%, or $22.6 million from $90.0 million in the six month period ending June 30, 2000 to $67.4 million in the same period in 2001. This decrease is attributable to the 35% decline in units shipped and produced in the Manufactured Housing industry and 20% decrease in units shipped and produced in the Recreational Vehicle industry.
       EBIT decreased 112.3%, or $2.0 million, from $1.8 million in the six months ended June 30, 2000 to a loss of $0.2 million for the six months ended June 30, 2001. This decline is attributable to the decrease in sales volume.

Distribution Segment Discussion

       Net sales in the distribution segment decreased $25.0 million, or 33.6%, from $74.5 million in the first half of 2000 to $49.5 million in the first half of 2001. This decrease is directly related to the 35% decrease in units shipped and produced in the Manufactured Housing industry.
       EBIT decreased 54.5%, or $612,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

       Net sales in the wood segment decreased $3.9 million, or 19.9%, from $19.6 million in the six months ended June 30, 2000 to $15.7 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry to which this segment serves.
       The operating loss in this segment decreased from a loss of $649,000 in the first six months of 2000 to an operating loss of $12,000 in the first six months of 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability resulted in the improvement in three of the segment's operating units. Additionally, depreciation expense has been reduced by approximately $250,000 as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets. The Company also closed one operating unit in this segment in 2000 which contributed to savings in 2001 of approximately $569,000.

Other Segment Discussion

       Net sales in the other segment decreased 18.2%, or $5.4 million, from $30.0 million in the six months ended June 30, 2000 to $24.6 million in the six months ended June 30, 2001. This decline is due to reduced sales volume in the Recreational Vehicle industry.
       EBIT decreased from operating income of $28,000 in the first half of 2000 to an operating loss of $507,000 in the first half of 2001. This decrease is due to the decline in sales volume.



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


         A summary of our contractual cash obligations remaining at June 30, 2002 and for the twelve month periods ending 2003 through 2006 is as follows:


                                        -------------------------------------------------------------------------------------------
                                                                          PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------------------------------------------------
---------------------------------------
CONTRACTUAL OBLIGATIONS                    TOTAL             2002           2003           2004          2005            2006
--------------------------------------- --------------- --------------- -------------- -------------- ------------- ---------------

                                        --------------- --------------- -------------- -------------- ------------- ---------------
Long-term debt, including interest**       $17,792,688      $4,095,421     $4,368,757     $4,159,176    $3,949,599      $1,219,735
                                        --------------- --------------- -------------- -------------- ------------- ---------------
Operating Leases                            $3,972,688      $1,180,029     $1,592,658       $849,135      $311,178         $39,688
                                        --------------- --------------- -------------- -------------- ------------- ---------------
  Total contractual cash obligations       $21,765,376      $5,275,450     $5,961,415     $5,008,311    $4,260,777      $1,259,423
                                        --------------- --------------- -------------- -------------- ------------- ---------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2001 annual interest rate of 3.11% for the Industrial Revenue Bonds.





         We also have a commercial commitment as described below:


---------------------- ------------------- ---------------- --------------------
   OTHER COMMERCIAL         TOTAL AMOUNT      OUTSTANDING          DATE OF
      COMMITMENT             COMMITTED        AT 06/30/02         EXPIRATION
---------------------- ------------------- ---------------- --------------------
   Line of Credit          $10,000,000            $0          January 28, 2003
---------------------- ------------------- ---------------- --------------------

       We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for 2002.



CIRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

       As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, and property and equipment. We have not experienced significant bad debts losses and our reserve for doubtful accounts of $200,000 should be adequate for any exposure to loss in our June 30, 2002 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and during the six months ended June, 2002 and June, 2001 we have not identified any items that are impaired.



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

           None

Item 3.  Defaults upon Senior Securities

           None

Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on May 15, 2002.

           (b)  Not applicable.

           (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                     WITHHOLD
                          NAME                          FOR         AUTHORITY
                       Robert C. Timmins           4,237,137            47,819

                       Terrence D. Brennan         4,239,505            45,451

                       Larry D. Renbarger          4,233,826            51,130


            (d)   Not applicable.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  The following is included as an exhibit to this report on Form 10Q:

                  Exhibit No.       Description
                  -----------       -----------
                      99.1          Certification of Chief Executive Officer and
                                    Chief Financial Officer

            (b)   There were no reports filed on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PATRICK INDUSTRIES, INC.
                                                (Registrant)






Date    August 13, 2002                          /S/Harold E. Wyland
     --------------------                       --------------------------------
                                                Harold E. Wyland
                                                (Chairman of the Board)





Date    August 13, 2002                          /S/David D. Lung
      -------------------                       --------------------------------
                                                David D. Lung
                                                (President)






Date     August 13, 2002                         /S/Andy L. Nemeth
     ---------------------                      --------------------------------
                                                Andy L. Nemeth
                                                (Secretary-Treasurer)
                                               (Principal Accounting Officer)