Form 10-Q
period 2002-09-30
PATRICK INDUSTRIES INC
filed 2002-11-13
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
                                       OR

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

Shares of Common Stock Outstanding as of November 1, 2002:  4,556,136

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  ITEM 1.  Financial Statements

    Unaudited Condensed Balance Sheets
      September 30, 2002 & December 31, 2001                                3

    Unaudited Condensed Statements of Income
      Three Months Ended September 30, 2002 & 2001, and
      Nine Months Ended September 30, 2002 & 2001                           4

    Unaudited Condensed Statements of Cash Flows
      Nine Months Ended September 30, 2002 & 2001                           5

    Notes to Unaudited Condensed Financial Statements                       6

  ITEM 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   9

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk      18

  ITEM 4.  Controls and Procedures                                         18

PART II:  Other Information                                                19

  Signatures                                                               20

  Certifications                                                           21

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                PATRICK INDUSTRIES, INC.
                                           UNAUDITED CONDENSED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                      SEPTEMBER 30           DECEMBER 31
                                                                                          2002                  2001
             ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                         $   982,272           $ 5,914,283
     Trade receivables                                                                  22,826,144            13,722,216
     Inventories                                                                        36,194,324            28,625,747
     Income tax refund claims receivable                                                     - - -             3,046,799
     Prepaid expenses                                                                      629,677               804,398
     Deferred tax assets                                                                 2,170,000             2,014,000
                                                                                       -----------           -----------
             Total current assets                                                       62,802,417            54,127,443
                                                                                       -----------           -----------

PROPERTY AND EQUIPMENT, at cost                                                         92,451,951            90,935,808
  Less accumulated depreciation                                                         59,216,424            56,302,359
                                                                                       -----------           -----------
                                                                                        33,235,527            34,633,449
                                                                                       -----------           -----------

DEFERRED INCOME TAXES                                                                      230,839                 - - -
                                                                                       -----------           -----------

INTANGIBLE AND OTHER ASSETS                                                              2,959,257             3,208,928
                                                                                       -----------           -----------
             Total assets                                                              $99,228,040           $91,969,820
                                                                                       ===========           ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                              $ 3,671,428           $ 3,671,428
     Accounts payable                                                                   16,147,533             7,180,706
     Accrued liabilities                                                                 4,765,910             4,192,487
                                                                                       -----------           -----------
             Total current liabilities                                                  24,584,871            15,044,621
                                                                                       -----------           -----------

LONG-TERM DEBT, less current maturities                                                 12,142,860            15,114,288
                                                                                       -----------           -----------

DEFERRED COMPENSATION OBLIGATIONS                                                        2,252,108             2,226,390
                                                                                       -----------           -----------

DEFERRED TAX LIABILITIES                                                                     - - -                81,000
                                                                                       -----------           -----------

SHAREHOLDERS' EQUITY
     Common stock                                                                       17,851,645            17,620,517
     Retained earnings                                                                  42,396,556            41,883,004
                                                                                       -----------           -----------
       Total shareholders' equity                                                       60,248,201            59,503,521
                                                                                       -----------           -----------
             Total liabilities and shareholders' equity                                $99,228,040           $91,969,820
                                                                                       ===========           ===========

See accompanying Notes to Unaudited Condensed Financial Statements.


                                                 PATRICK INDUSTRIES, INC.
                                             UNAUDITED CONDENSED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30

                                                       2002            2001            2002               2001

NET SALES                                         $  80,848,100   $  77,527,508    $ 238,657,632    $ 224,731,037
                                                  -------------   -------------    -------------    --------------

COST AND EXPENSES
  Cost of goods sold                                 70,498,170      68,352,088      207,717,224      198,384,000
  Warehouse and delivery expenses                     3,842,407       3,797,846       10,901,430       10,765,128
  Selling, general, and administrative expenses       6,057,691       6,316,568       17,299,366       18,596,419
  Restructuring charges                                   - - -           - - -          269,180            - - -
  Interest expense, net                                 195,232         276,821          705,982          760,940
                                                     80,593,500      78,743,323      236,893,182       228,506,487
                                                  -------------   -------------    -------------    --------------

INCOME (LOSS) BEFORE INCOME TAXES                       254,600      (1,215,815)       1,764,450       (3,775,450)

INCOME TAXES (CREDITS)                                  101,600        (486,200)         705,600       (1,510,200)
                                                  -------------   -------------    -------------    --------------



NET INCOME (LOSS)                                 $     153,000   $    (729,615)   $   1,058,850    $  (2,265,250)
                                                  =============   =============    =============    ==============




BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE                                 $         .03   $        (.16)   $         .23    $         (.50)
                                                  =============   =============    =============    ==============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                   4,556,136       4,529,666        4,543,404        4,521,944


See accompanying notes to Unaudited Condensed Financial Statements.



                                      PATRICK INDUSTRIES, INC.
                                  UNAUDITED CONDENSED STATEMENTS OF
                                            CASH FLOWS

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                       2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ 1,058,850    $(2,265,250)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                 4,802,106      5,729,602
       Gain on sale of fixed assets                                     (9,111)       (23,918)
       Deferred income taxes                                          (467,839)         - - -
       Other                                                           188,488        401,979
  Change in assets and liabilities:
       Decrease (increase) in:
           Trade receivables                                        (9,103,928)    (7,738,710)
           Inventories                                              (7,568,577)    (3,280,624)
              Income tax refund claims receivable                    3,046,799       (674,014)
           Prepaid expenses                                            174,721         30,717
       Increase in:
           Accounts payable and accrued liabilities                  9,250,986      7,370,923
           Income taxes payable                                        289,264          - - -
                                                                   -----------    -----------
             Net cash provided by (used in) operating activities     1,661,759       (449,295)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (3,248,259)    (1,356,235)
  Proceeds from sale of property and equipment                          47,218        494,193
  Other                                                                118,770        (26,344)
                                                                   -----------    -----------
           Net cash (used in) investing activities                  (3,082,271)      (888,386)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of common stock                                             - - -       (561,965)

  Principal payments on long-term debt                              (2,971,428)    (2,971,428)
  Proceeds from sale of common stock                                    15,128          - - -
  Cash dividends paid                                                 (545,298)      (549,922)
  Other                                                                 (9,901)       (72,064)
                                                                   -----------    -----------
           Net cash (used in) financing activities                  (3,511,499)    (4,155,379)
                                                                   -----------    -----------

  Decrease in cash and cash equivalents                             (4,932,011)    (5,493,060)

Cash and cash equivalents, beginning                                 5,914,283      6,716,128
                                                                   -----------    -----------

Cash and cash equivalents, ending                                  $   982,272    $ 1,223,068
                                                                   ===========    ===========


See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for restructuring charges as discussed in Note 5) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three months and the nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 2002 and December 31, 2001 consist of the following classes:

                                                    September 30  December 31
                                                       2002          2001

                    Raw materials                   $22,227,410   $15,908,710
                    Work in process                   2,013,501     2,049,879
                    Finished goods                    4,698,800     4,335,875
                                                    -----------   -----------

                         Total manufactured goods   $28,939,711   $22,294,464

                    Distribution products             7,254,613     6,331,283
                                                    -----------   -----------

                         TOTAL INVENTORIES          $36,194,324   $28,625,747
                                                    ===========   ===========

       The inventories are stated at the lower of cost, First-In First-Out
       (FIFO) method, or market.

4. Income (loss) per common share for the nine months ended September 30, 2002 and 2001 has been computed based on the weighted average common shares outstanding of 4,543,404 and 4,521,944 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

       Dividends per common share for the quarter ending September 30, 2002 and 2001 were $.04 per share. This resulted in total dividends for the nine month periods ending September 30, 2002 and 2001 of $.12 per share.

5. In June, 2002, the Company recorded a restructuring charge based on the decision to close one of its cabinet door manufacturing facilities and consolidate its operation into another facility. The Company recorded estimated and actual costs related to this restructuring, all of which were paid in the third quarter.

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

       Other - Includes aluminum extrusion, painting, and distribution, a manufacturer of adhesive products, a manufacturer of pleated shades, and a manufacturer of laminating equipment.

       The table below presents unaudited information about the revenue and operating income of those segments:

                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                                           -------------------------------------

                        LAMINATING        DISTRIBUTION     WOOD            OTHER        SEGMENT  TOTAL
                        ----------        ------------     ----            -----        -------  -----
Net outside sales     $  37,391,514    $  28,097,187   $   7,803,389    $   7,556,010    $  80,848,100
Intersegment sales        1,731,595          200,547         169,691        2,421,992        4,523,825
                      -------------    -------------   -------------    -------------    -------------
   Total sales        $  39,123,109    $  28,297,734   $   7,973,080    $   9,978,002    $  85,371,925*
                      -------------    -------------   -------------    -------------    -------------

EBIT (loss) **        $     722,886    $     464,132   $    (285,905)   $     213,148    $   1,114,261


                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                           -------------------------------------

Net outside sales     $  33,207,414    $  27,457,654   $   7,819,397    $   9,043,043    $  77,527,508
Intersegment sales        1,073,522          374,720         271,084        3,434,839        5,154,165
                      -------------    -------------   -------------    -------------    -------------
   Total sales        $  34,280,936    $  27,832,374   $   8,090,481    $  12,477,882    $  82,681,673*
                      -------------    -------------   -------------    -------------    -------------

EBIT (loss) **        $      (4,242)   $     161,804   $    (287,329)   $    (118,748)   $    (248,515)





                                            NINE MONTHS ENDED SEPTEMBER 30, 2002
                                            ------------------------------------

                        LAMINATING        DISTRIBUTION     WOOD            OTHER        SEGMENT  TOTAL
                        ----------        ------------     ----            -----        -------  -----
Net outside sales     $ 108,866,154    $  83,131,792   $  24,515,552    $  22,144,134    $ 238,657,632
Intersegment sales        4,986,862          582,648         582,881        7,862,590       14,014,981
                      -------------    -------------   -------------    -------------    -------------
   Total sales        $ 113,853,016    $  83,714,440   $  25,098,433    $  30,006,724    $ 252,672,613*
                      -------------    -------------   -------------    -------------    -------------

EBIT (loss) **        $   3,089,192    $   1,237,260   $    (420,074)   $     528,482    $   4,434,860

Identifiable assets   $  37,445,686    $  15,405,792   $   6,346,333    $   7,976,585    $  67,174,396


                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           ------------------------------------

Net outside sales     $  98,397,222    $  76,581,038   $  23,108,459    $  26,644,318    $ 224,731,037
Intersegment sales        3,262,851          753,176         724,772       10,394,577       15,135,376
                      -------------    -------------   -------------    -------------    -------------
   Total sales        $ 101,660,073    $  77,334,214   $  23,833,231    $  37,038,895    $ 239,866,413*
                      -------------    -------------   -------------    -------------    -------------

EBIT (loss) **        $    (226,242)   $     673,878   $    (299,690)   $    (626,213)   $    (478,267)

Identifiable assets   $  34,820,889    $  16,963,481   $   6,124,166    $  11,837,793    $  69,746,329



Reconciliation of segment EBIT to consolidated EBIT


                                        3 Months  Ended              9 Months Ended
                                          September 30,                September 30,
                                      2002           2001          2002            2001
                                      ----           ----          ----            ----

EBIT (loss) for segments          $ 1,114,261    $  (248,515)   $ 4,434,860    $  (478,267)
Corporate incentive agreements        337,426        170,022      1,073,827        719,645
Consolidation reclassifications        18,306        (24,410)        95,910        (85,157)
Gain (loss) on sale of assets           5,494          1,805          9,111         23,918
Unallocated corporate expenses       (981,612)    (1,076,032)    (2,359,862)    (3,207,932)
Other                                 (44,043)       238,136       (514,234)        13,283
Restructuring charges                   - - -          - - -       (269,180)         - - -
                                  -----------    -----------    -----------    -----------
   Consolidated EBIT (loss)**     $   449,832    $  (938,994)   $ 2,470,432    $(3,014,510)
                                  ===========    ===========    ===========    ===========


   *Does not agree to Financial Statements due to consolidation eliminations.
  **Earnings (loss) before interest and taxes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Despite the weakening conditions in the Manufactured Housing industry, the Company's business continued to show signs of improvement over the previous year for the three and nine month periods ending September 30, 2002. Gains in market share in the Manufactured Housing industry and the increased shipment levels in the Recreational Vehicle industry have resulted in increased sales of more than 6% over the previous year and more than 4% over the 2001 third quarter. Net income increased more than $3.3 million over the previous year through September, 2002 and more than $800,000 over the September, 2001 quarter. The Company's sales to the Manufactured Housing, Recreational Vehicle, and Other industries for the nine months ended September 30, 2002 were 48%, 29%, and 23%, respectively. At September 30, 2001 they were 49%, 27%, and 24%, respectively.
       The Manufactured Housing industry continues to show declines as shipments are down more than 8% from a year ago and more than 35% from two years ago. There continues to be uncertainty related to dealer and retail financing as two of the top industry lenders have announced their exit from the market in the last six months. Current estimates suggest that the 2002 year will end up down almost 11% from the shipment levels attained in 2001 and that the 2003 calendar year will be down more than 5% from the 2002 year numbers.
       The Recreational Vehicle industry, on the other hand, has shown significant improvement as shipment levels have improved by more than 18% over the previous year through September, 2002. These shipment levels are just short of the shipment levels seen in 2000, which were the second highest in history. Current signs indicate that this trend is expected to continue through the first quarter of 2003.
       Over the past two years, the Company has made significant cost cutting measures, plant closings, and consolidations to operate more efficiently at reduced volumes. As the business cycle heads into the fourth and first quarters, which are traditionally the weaker quarters due to inclement weather and plant shutdowns over the holiday season, the Company is continuing these efforts in order to mitigate any further potential unforeseen circumstances that may occur as a result of the industry conditions and to strengthen our position when these conditions subside.
       The Company continues to monitor credit exposure related to its customer base in the Manufactured Housing industry noting that further declines in units produced and the reduced available wholesale and retail financing could cause potential defaults from one or more of its significant customers. In the case of an actual or foreseeable default of a major customer, the Company's current allowance for doubtful accounts may not be adequate to cover the loss and the Company would appropriately take a charge to operations for the full estimated impact of the loss. At the current time, the Company cannot reasonably predict the default of any one of these customers, and therefore, no reserve for loss has been recorded.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                   Three Months              Nine Months
                                               Ended September 30        Ended September 30
                                                2002       2001           2002       2001

       Net sales                                100.0%     100.0%         100.0%     100.0%
       Cost of sales                             87.2       88.2           87.0       88.3
       Gross profit                              12.8       11.8           13.0       11.7
       Warehouse and delivery                     4.8        4.9            4.6        4.8
       Selling, general & administratie           7.5        8.2            7.3        8.3
       Restructuring charges (credit)           - - -      - - -            0.1      - - -
       Operating income (loss)                    0.5       (1.2)           1.0       (1.3)
       Net income (loss)                          0.2       (0.9)           0.4       (1.0)


RESULTS OF OPERATIONS

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

       Net Sales. Net sales increased $3.3 million, or 4.3%, from $77.5 million for the quarter ended September 30, 2001 to $80.8 million for the quarter ended September 30, 2002. This increase is attributable to an approximate 27% quarterly increase in units shipped and produced in the Recreational Vehicle industry coupled with a change in the sales mix to core industries which the Company serves. The Company's sales to the Manufactured Housing, Recreational Vehicle, and other industries was 48%, 29%, and 23%, respectively. In the quarter ended September 30, 2001 the Company's sales to these industries was 49%, 27%, and 24%, respectively.

       Gross Profit. Gross profit increased by 12.8%, or $1.1 million, from $9.2 million for the quarter ended September 30, 2001 to $10.3 million for the quarter ended September 30, 2002. As a percentage of net sales, gross profit increased 1.0%, from 11.8% in the third quarter of 2001 to 12.8% for the same three month period in 2002. These increases are due to increased sales as well as increased operating efficiencies. The elimination of certain low margin business, strategic cost cutting measures taken in the past two years, and the restructuring activities related to significantly underperforming operating units have all contributed to the positive increases in margin. The ongoing developments in the Manufactured Housing industry related to the lack of dealer and retail financing and the more than 8% drop in unit shipments from the previous year have caused competitive pricing situations and may have future impacts on gross profit margins.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses remained fairly constant at $3.8 million for each of the three month periods ending September, 2002 and 2001. As a percentage of net sales, warehouse and delivery expenses decreased approximately 0.1%, from 4.9% in the quarter ended September 30, 2001 to 4.8% in the quarter ended September 30, 2002. The Company continues to gain efficiencies in this area by shipping more full truckloads compared to the previous year, as well as a reduction in the size of the fleet that the Company owns or leases.

       Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased by $259,000, or 4.1%, from $6.3 million in the quarter ended September 30, 2001 to $6.1 million in the quarter ended September 30, 2002. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.7%, from 8.2% for the quarter ended September 30, 2001 to 7.5% for the quarter ended September 30, 2002. The decrease in dollars and percentage of net sales is due to the Company continuing to make variable cost reductions as well as reduced depreciation expense from quarter to quarter.

       Operating Income. Operating income increased by $1.4 million, from a loss of $0.9 million in the third quarter of 2001 to income of $0.5 million in the third quarter of 2002. The increase in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net, decreased by $82,000 due to a decline in rates on the variable tax exempt bonds as well as the normal debt service requirements resulting in less long term debt outstanding.

       Net Income. The Company had net income of $153,000 for the third quarter ended September 30, 2002 compared to a net loss of $730,000 for the same period in 2001. The increase in net income is attributable to the factors described above.


Quarter ended September 30, 2001 Compared to Quarter Ended September 30, 2000

       Net Sales. Net sales decreased by $12.4 million, or 13.8%, from $89.9 million in the quarter ended September 30, 2000 to $77.5 million in the quarter ended September 30, 2001. This decrease is directly related to an estimated 33% decrease in units shipped and produced in the Manufactured Housing industry and an estimated 16% decrease in units shipped in the Recreational Vehicle industry in the first nine months of 2001 compared to the first nine months of 2000.

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

       Operating Loss. The Company experienced an operating loss of $0.9 million in the third quarter of 2001 compared to operating income of $1.3 million in the same quarter in 2000. This decrease of $2.2 million is due to the decline in sales volume for the industries to which the Company serves, as well as the factors described above.

       Interest Expense, Net. Interest expense, net of interest income, decreased 10.7% from $310,000 in the third quarter of 2000 to $277,000 in the same period in 2001. This decrease is attributable to more funds invested in the third quarter 2001 as a result of reduced working capital needs as well as lower long-term debt levels due to normal debt service requirements.

       Net Loss. The Company experienced a net loss of $730,000 in the third quarter of 2001 compared to net income of $605,000 in the third quarter of 2000. This decrease is attributable to the factors described above.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

       Net Sales. Net sales increased $14.0 million, or 6.2%, from $224.7 million for the nine months ended September 30, 2001 to $238.7 million for the nine months ended September 30, 2002. This increase is attributable to an approximate 18% increase in units shipped in the Recreational Vehicle industry coupled with an approximate 8% decrease in units shipped in the Manufactured Housing industry. The Company's sales for the first nine months of 2002 were 48% to Manufactured Housing, 29% to Recreational Vehicle , and 23% to other industries.

       Gross Profit. Gross profit increased 17.4%, or $4.6 million, from $26.3 million for the nine months ended September 30, 2001 to $30.9 million for the same period in 2002. As a percentage of net sales, gross profit increased approximately 1.3%, from 11.7% for the nine months ended September 30, 2001 to 13.0% for the nine months ended September 30, 2002. The increase in dollars and percentage of net sales was due to the Company making significant strategic cost cutting measures in 2000 and 2001 including plant closings, eliminating low margin business, and reducing certain fixed overhead expenses.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $136,000, or 1.3%, from $10.8 million for the nine month period ended September 30, 2001 to $10.9 million for the same period in 2002. As a percentage of net sales, warehouse and delivery expenses decreased approximately 0.2%, from 4.8% in 2001 to 4.6% in 2002. The small increase in costs and the decrease in costs as a percentage of net sales was due to increased sales levels allowing the Company to ship more full truckloads than in the previous year and a reduction in the size of the fleet that the Company owns or leases.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.3 million, or 7.0%, from $18.6 million for the nine months ended September 30, 2001 to $17.3 million for the same period in 2002. As a percentage of net sales, selling, general, and administrative expenses decreased 1.0%, from 8.3% in 2001 to 7.3% in 2002. This decrease in dollars and percentage of net sales is due to the Company's continued cost cutting efforts to reduce both fixed and variable expenses.

       Restructuring Charges. As discussed in Note 5 of the financial statements, the Company recorded restructuring charges of $269,000 for the nine months ended September 30, 2002.

       Operating Income (Loss). Operating income increased $5.5 million, from a loss of $3.0 million for the nine months ended September 30, 2001 to income of $2.5 million for the same period in 2002. The increase in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net, decreased $55,000 due to a decrease in the tax exempt variable interest rate as well as a decrease in the total debt outstanding due to normal debt service requirements.

       Net Income (Loss). The Company had net income of $1.1 million for the nine months ended September 30, 2002 compared to a net loss of $2.3 million for the same period in 2001. This increase in net income is due to the factors described above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

       Net Sales. Net sales decreased $65.9 million, or 22.7%, from $290.7 million in the nine months ended September 30, 2000 to $224.7 million for the nine months ended September 30, 2001. This decrease is attributable to the 33% decline in units shipped and produced in the Manufactured Housing industry and 16% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the first nine months of 2001 were 49% to Manufactured Housing, 27% to Recreational Vehicle, and 24% to other industries.

       Gross Profit. Gross profit decreased $8.1 million, or 23.5%, from $34.4 million in the first nine months of 2000 to $26.3 million in the first nine months of 2001. As a percentage of net sales, gross profit decreased 0.2%, from 11.9% in the nine months ended September 30, 2000 compared to 11.7% in the nine months ended September 30, 2001. The decrease was due to the significantly reduced sales volume in the industries which the Company serves.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.1 million, or 9.4%, from $11.9 million in the nine months ended September 30, 2000 to $10.8 million in the same period in 2001. As a percentage of net sales, warehouse and delivery expenses increased 0.7%, from 4.1% in 2000 to 4.8% in 2001. The overall decrease is due to the decline in sales volume. The increase as a percentage of net sales is due to the Company shipping less full truckloads than in the previous period, the increase in fuel costs from period to period, and an increase in rates charged by the transportation companies.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.9 million, or 4.6%, from $19.5 million for the nine months ended September 30, 2000 to $18.6 million for the same period in 2001. As a percentage of net sales, selling, general, and administrative expenses increased 1.6% from 6.7% in the first nine months of 2000 to 8.3% in the first nine months of 2001. The overall decrease was due to the Company making cost and staffing reductions. The increase in cost as a percentage of net sales was due to reduced volume as a result of the decline in shipments in the Manufactured Housing and Recreational Vehicle industries.

       Impairment Charges. The Company recognized an impairment charge of $6.9 million in the first quarter of 2000.

       Restructuring Charges. The Company recognized restructuring charges of $0.2 million in the second and third quarters of 2000.

       Operating Loss. The Company experienced an operating loss of $3.0 million for the nine months ended September 30, 2001 compared to an operating loss of $4.0 million for the nine months ended September 30, 2000. The operating loss was due to the factors described above.

       Interest Expense, Net. Interest expense, net of interest income, decreased 22.1%, or $216,000, from $977,000 in the nine months ended September 30, 2000 to $761,000 in the same period in 2001. The decrease was due to more funds being invested as a result of reduced working capital needs as well as lower long term debt levels due to normal debt service requirements.

       Net Loss. The Company experienced a net loss after interest and taxes for the nine months ended September 30, 2000 and 2001 of $3.1 million and $2.3 million, respectively. These losses were attributable to the factors described above.



BUSINESS SEGMENTS

Quarter ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Laminating Segment Discussion

       Net sales in the laminating segment increased $4.8 million, or 14.1%, from $34.3 million for the quarter ended September 30, 2001 to $39.1 million for the quarter ended September 30, 2002. This increase in net sales is due to an approximate 27% increase in shipments in the Recreational Vehicle industry in the third quarter of 2002 compared to the same period in 2001. Shipments in the Manufactured Housing industry were down approximately 15% for the same quarterly period.
       EBIT increased $727,000, from a loss of $4,200 for the quarter ended September 30, 2001 to income of $723,000 for the quarter ended September 30, 2002. This increase was due to the increased sales volume as well as the cost cutting measures that the Company has undertaken over the past two years to reduce fixed and variable costs.

Distribution Segment Discussion

       Net sales increased $465,000, or 1.7%, from $27.8 million to $28.3 million for the quarters ended September 30, 2001 and 2002, respectively. This increase was due to this segment gaining market share despite the downturn in the Manufactured Housing industry, which is the major industry which this segment serves.
       EBIT increased $302,000, from $162,000 in the quarter ended September 30, 2001 to $464,000 in the same period in 2002. This increase was due to the increased sales volume.

Wood Segment Discussion

       Net sales decreased $117,000, or 1.5%, from $8.1 million in the quarter ended September 30, 2001 to $8.0 million in the same period in 2002. This decrease was due to the closing and consolidation of one of the business units in this segment in August, 2002.
       EBIT remained fairly constant at an operating loss of approximately $0.3 million.

Other Segment Discussion

       Net sales in this segment decreased $2.5 million, or 20.0%, from $12.5 million in the quarter ended September 30, 2001 to $10.0 million for the same period in 2002. This decrease was attributable to the closing and consolidation of two operations in this segment in 2001, as well as the approximate 15% decrease in shipments in the Manufactured Housing industry for the three month period ended September 30, 2002.
       EBIT increased $332,000, from a loss of $119,000 in the quarter ended September 30, 2001 to income of $213,000 in the quarter ended September 30, 2002. This increase was attributable to the closing and consolidation of two of the significantly underperforming operating units in this segment in 2001.



Quarter ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Laminating Segment Discussion

       Net sales decreased in the third quarter of 2001 by $5.4 million, or 13.6%, from $39.7 million in the period ended September 30, 2000 to $34.3 million in the period ended September 30, 2001. This decline in sales volume was due to approximately 33% less shipments nationwide in the Manufactured Housing industry as well as declines of up to 43% in some of the Company's principal market areas.
       EBIT declined 100.8% in the laminating segment from income of $544,000 in the period ended September 30, 2000 compared to a loss of $4,200 in the period ended September 30, 2001. As a percentage of net sales, EBIT decreased 1.4% in the third quarter of fiscal 2001. This decline was due to the decrease in sales volume.

Distribution Segment Discussion

       Net sales decreased 17.4%, or $5.9 million, from $33.7 million in the third quarter 2000 to $27.8 million in the third quarter 2001. This decrease was due primarily to the decline in units shipped and produced in the Manufactured Housing industry which this segment serves, and the Company choosing not to accept certain lower margin business.
       EBIT increased 80.4%, or $72,000, due to certain operations in this segment gaining operating margin due to eliminating some unprofitable products in 2001.

Wood Segment Discussion

       Net sales decreased 6.0%, or $0.5 million, from $8.6 million in the three-month period ended September 30, 2000 to $8.1 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry which this segment serves.
       EBIT for this segment has increased from an operating loss of $0.5 million in the third quarter of 2000 to an operating loss of $0.3 million in the third quarter of 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability have caused the improved results. The closing of one of the segments under-performing units in 2000 resulted in additional cost savings.

Other Segment Discussion

       Net sales in the other segment decreased by 9.0%, or $1.2 million, from $13.7 million in the three months ended September 30, 2000 to $12.5 million in the three month period ending September 30, 2001. The decline in sales volume is primarily attributable to a 16% decline in shipments in the Recreational Vehicle industry and increases in sales in the Company's aluminum extrusion division and machine manufacturing division which sell to customers mainly outside the Manufactured Housing and Recreational Vehicle industries.
       EBIT for this segment decreased $183,000, or 286%, from $64,000 in the three month period ending September 30, 2000 to a loss of $119,000 in the same period in 2001. This decrease was due to the decrease in sales volume.



Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Laminating Segment Discussion

       Net sales in this segment increased $12.2 million, or 12.0%, from $101.7 million in the nine months ended September 30, 2001 to $113.9 million in the same period in 2002. This increase was mostly due to the approximate 18% increase in sales in the Recreational Vehicle industry. Additionally, the Company closed three divisions in the other segment in 2001 which had sales of approximately $4.7 million for the nine months ended September 30, 2001 and certain of these operations were merged into a facility in the laminating segment which was operating at less than capacity and subsequently in 2002 has seen significantly increased volume resulting in higher efficiencies and increased profitability.
       EBIT increased $3.3 million, from a loss of $226,000 in the nine months ended September 30, 2001 to income of $3.1 million in the same period in 2002. This increase was due to increased sales volume coupled with increased operating efficiencies from the reduction of fixed and variable costs related to the strategic cost cutting measures that were taken in 2000 and 2001.

Distribution Segment Discussion

       Net sales in this segment increased $6.4 million, or 8.3%, from $77.3 million in the nine months ended September 30, 2001 to $83.7 million in the nine months ended September 30, 2002. This increase was due to increased sales in certain of the Company's operating units in the southeast region of the Manufactured Housing industry.
       EBIT increased $563,000, or 84%, from $674,000 in the nine months ended September 30, 2001 to $1.2 million for the same period in 2002 due to increased sales volume.

Wood Segment Discussion

       Net Sales increased $1.3 million, or 5.3%, from $23.8 million in the nine months ended September 30, 2001 to $25.1 million in the nine months ended September 30, 2002. This increase was attributable to the approximate 18% increase in sales in the Recreational Vehicle industry for the first nine months of 2002.
       EBIT decreased $120,000, from a loss of $300,000 for the nine months ended September 30, 2001 to a loss of $420,000 for the same period in 2002. This decrease is attributable to two operating units in this segment experiencing operating inefficiencies, one of which was consolidated into another division in this segment. The operating results of these two divisions have offset the positive results of the three other divisions within this segment.

Other Segment Discussion

       Net sales in this segment decreased $7.0 million, or 19.0%, from $37.0 million in the first nine months of 2001 compared to $30.0 million in the same period in 2002. This decline was due to the closing and consolidation of one division in the first quarter of 2001 and two divisions in the fourth quarter of 2001, as well as the more than 8% decline in shipments in the Manufactured Housing industry compared to the previous year.
       EBIT increased $1.1 million, from a loss of $0.6 million in the nine month period ended September 30, 2001 to income of $0.5 million in the nine month period ended September 30, 2002. This increase is due to the closing and consolidation of three unprofitable divisions in this segment in 2001.



Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Laminating Segment Discussion

       Net sales in the laminating segment decreased by 21.6%, or $28.0 million, from $129.6 million in the nine month period ending September 30, 2000 to $101.7 million in the same period in 2001. This decrease was attributable to the 33% decline in units shipped and produced in the Manufactured Housing industry and 16% decrease in units shipped and produced in the Recreational Vehicle industry.
       EBIT decreased 110.0%, or $2.6 million, from $2.4 million in the nine months ended September 30, 2000 to a loss of $0.2 million for the nine months ended September 30, 2001. This decline was attributable to the decrease in sales volume.

Distribution Segment Discussion

       Net sales in the distribution segment decreased $30.9 million, or 28.5%, from $108.2 million in the first nine months of 2000 to $77.3 million in the same period in 2001. This decrease is directly related to the 33% decrease in units shipped and produced in the Manufactured Housing industry.
       EBIT decreased 44.5%, or $540,000, due to the decrease in sales and competitive pricing situations.

Wood Segment Discussion

       Net sales in the wood segment decreased $4.4 million, or 15.6%, from $28.2 million in the nine months ended September 30, 2000 to $23.8 million in the same period in 2001. This decline is consistent with the overall decline in the Recreational Vehicle industry, which is the primary industry which this segment serves.
       The operating loss in this segment decreased from a loss of $1.1 million in the first nine months of 2000, to an operating loss of $0.3 million in the first nine months of 2001. Management's continued commitment to improving operating results in this segment and returning it to profitability caused the improvement in operating income. Additionally, depreciation expense has been reduced by approximately $526,000 as a result of the Company recognizing a non-cash accounting charge in the first quarter of 2000 related to the impairment of certain long-lived assets. The Company also closed one operating unit in this segment in 2000 which contributed to savings in 2001 of approximately $751,000.

Other Segment Discussion

       Net sales in the other segment decreased 15.3%, or $6.7 million, from $43.7 million in the nine months ended September 30, 2000 to $37.0 million in the nine months ended September 30, 2001. This decline was due to reduced sales volume in the Recreational Vehicle industry.
       EBIT decreased from operating income of $92,000 in the first nine months of 2000 to an operating loss of $626,000 in the same period in 2001. This decrease was due to the decline in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.
       The Company, in September, 1995, issued to an insurance company in a private placement, $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,428 which began September 15, 1999. These funds were used to reduce existing bank debt and for working capital needs.
       The Company has an unsecured bank Revolving Credit Agreement that provides loan availability of $10,000,000 with maturity in the year 2003.
       Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with.
       The Company believes that cash generated from operations and available borrowings under its credit agreements will be sufficient to fund its working capital requirements and normal recurring capital expenditures as currently contemplated. The fluctuations in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles.

       A summary of our contractual cash obligations remaining at September 30, 2002 and for the twelve month periods ending 2003 through 2006 is as follows:

                                        --------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                        --------------------------------------------------------------------------------------------
---------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL             2002            2003            2004            2005            2006
--------------------------------------- ------------- --------------- --------------- --------------- --------------- --------------

                                        ------------- --------------- --------------- --------------- --------------- --------------
Long-term debt, including interest**     $14,589,181        $891,914      $4,368,757      $4,159,176      $3,949,599      $1,219,735
                                        ------------- --------------- --------------- --------------- --------------- --------------
Operating Leases                          $3,964,939        $815,843      $1,898,185        $888,254        $199,015        $163,642
                                        ------------- --------------- --------------- --------------- --------------- --------------
  Total contractual cash obligations     $18,554,120      $1,707,757      $6,266,942      $5,047,430      $4,148,614      $1,383,377
                                        ------------- --------------- --------------- --------------- --------------- --------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2001 annual interest rate of 3.11% for the Industrial Revenue Bonds.


         We also have a commercial commitment as described below:

-------------------------------------- --------------------------------- ------------------------------- ---------------------------
          OTHER COMMERCIAL                       TOTAL AMOUNT                     OUTSTANDING                       DATE OF
             COMMITMENT                           COMMITTED                       AT 09/30/02                      EXPIRATION
-------------------------------------- --------------------------------- ------------------------------- ---------------------------
           Line of Credit                        $10,000,000                           $0                       January 28, 2003
-------------------------------------- --------------------------------- ------------------------------- ---------------------------


       We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for 2002.

CRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.
       As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventory, and property and equipment. We have not experienced significant bad debt losses and our reserve for doubtful accounts of $250,000 should be adequate for any exposure to loss in our September 30, 2002 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and during the nine months ended September, 2002 and September, 2001 we have not identified any items that are impaired.



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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None



ITEM 4.  CONTROLS AND PROCEDURES

       Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in the other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities AND USE OF PROCEEDS

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



                                               PATRICK INDUSTRIES, INC.
                                                     (Company)






Date   November 8, 2002                        /S/Harold E. Wyland
     ----------------------                    ---------------------------------
                                                  Harold E. Wyland
                                                  (Chairman of the Board)






Date   November 8, 2002                        /S/David D. Lung
     ----------------------                    ---------------------------------
                                                  David D. Lung
                                                  (President)
                                                  (Chief Executive Officer)





Date   November 8, 2002                         /S/Andy L. Nemeth
     -----------------------                   ---------------------------------
                                                   Andy L. Nemeth
                                                   (Secretary-Treasurer)
                                                   (Chief Financial Officer)

                                 CERTIFICATIONS
                                 --------------

I, David D. Lung, certify that:

     1. I have reviewed this quarterly report on Form 10Q of Patrick Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

     6. The Company's Chief Financial Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date   November 8, 2002                          /S/David D. Lung
     -----------------------                    --------------------------------
                                                    David D. Lung
                                                    (President)
                                                    (Chief Executive Officer)

                                 CERTIFICATIONS
                                 --------------

I, Andy L. Nemeth, certify that:

     1. I have reviewed this quarterly report on Form 10Q of Patrick Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's Chief Executive Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

     6. The Company's Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date   November 8, 2002                          /S/Andy L. Nemeth
     -----------------------                    --------------------------------
                                                    Andy L. Nemeth
                                                    (Secretary-Treasurer)
                                                    (Chief Financial Officer)