Form 10-K
period 2002-12-31
PATRICK INDUSTRIES INC
filed 2003-03-31
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2002             or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer.
                                                    YES        NO    X
                                                        -------   -------

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2002 (based upon the closing price on NASDAQ and an estimate that 72.5% of the shares are owned by non-affiliates) was $28,655,248. The closing market price was $8.675 on that day and 4,556,136 shares of the Company's common stock were outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Company's Proxy Statement for its Annual
         Meeting of Shareholders to be held on May 15, 2003 are incorporated by reference into Parts III of this Form
         10-K.

                                     PART I

ITEM 1.  BUSINESS

              The Company is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle industries. In addition, the Company is a supplier to certain other industrial markets, such as furniture manufacturing, marine, architectural, and the automotive aftermarket. The Company manufactures decorative vinyl and paper panels, wrapped mouldings, cabinet doors, electronic desks, kitchen cabinets, countertops, aluminum extrusions, drawer sides, adhesives, and laminating machines. The Company is also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

              The Company has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle industries that has such a nationwide network. The Company maintains six manufacturing plants and a distribution facility near its principal offices in Elkhart, Indiana, and operates eleven other warehouse and distribution centers and twelve other manufacturing plants in twelve other states.

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

              The Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 47% of the Company's sales are to the Manufactured Housing industry, 30% to the Recreational Vehicle industry, and 23% to other industries. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional, and specific product line companies.

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

              Because order size from these additional industries tends to be for larger numbers of units, the Company enjoys better production efficiencies for these orders. The Company believes that diversification into additional industries will reduce its vulnerability to the cyclical nature of the Manufactured Housing and Recreational Vehicle industries. In addition, the Company believes that its nationwide manufacturing and distribution capabilities enable it to serve its customers more effectively and position itself for product expansion.

Expansion of Manufacturing Capacity

              In the last 5 years, the Company has invested approximately $25.5 million to upgrade existing facilities and equipment and to build new manufacturing facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. The capacity created by these investments has enabled the Company to accommodate future growth in the Company's product lines and markets.

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

Restructuring and Impairment
----------------------------

            In the last two years the Company has incurred restructuring charges of $0.7 million related to the closing, consolidation, and relocation of five manufacturing divisions and two distribution divisions in various states. The charges included severance payments, write-down of obsolete inventories, equipment relocation, and future rental commitments related to closed facilities. These strategic initiatives were done to eliminate duplication of efforts, close negative performing operations, and increase volume levels at other locations. The majority of cost savings related to these plans will be realized in future years.

            Additionally, in the last two years the Company has incurred impairment charges of $2.8 million related to the write-down of the net book value of long-lived assets primarily in the Company's Wood and Other segments. The impairment costs were calculated by estimating discounted future cash flow and comparing it to the carrying value of these assets. These write-downs were non-cash charges and effectively eliminated all of the goodwill on the Company's books as well as reducing future yearly depreciation expense.

Business Segments
-----------------

            The Company's operations comprise four reportable segments. Information related to those segments is contained in "Note 14-Segment Information" appearing herein the financial statements as noted in the index appearing under Item 15(a)(1) and (2).

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

              Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 36.5%, 36.0%, and 38.5% for the years ended December 31, 2002, 2001, and 2000 respectively.

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

            The Company's metals division utilizes technology to produce aluminum extrusions for framing and window applications. In addition, this division extrudes running boards, accessories for pick-up trucks, marine industry products, and construction-related materials.

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

              The Manufactured Housing industry is cyclical and is affected by the availability of alternative housing such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments reached a peak in 1998 at 372,800, which represents 118% more units than in 1991. The industry has seen a decline in unit shipments since the record year in 1998 with shipments finishing the 2002 year at 168,500.

              These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, agricultural, and, in particular, oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics had caused the manufactured housing cycle to change positively until 1999. Beginning in mid-1999 and continuing through 2002, the Manufactured Housing industry has had to contend with increased repossessed inventory levels, credit requirements that became more stringent, and a reduction in availability of lenders for both retail and dealers. As a result, the industry has experienced three consecutive years of significant declines in the number of industry shipments with 2002 finishing at levels which were almost 52% lower than those experienced in 1999. The coming year doesn't appear to show any signs of improvement as repossessed inventory levels are still high and the availability of dealer and retail financing is still a concern.

            Manufactured Housing Shipments:
            ------------------------------
              1990 - 188,200
              1991 - 170,700
              1992 - 210,800
              1993 - 254,300
              1994 - 303,900
              1995 - 339,600
              1996 - 363,400
              1997 - 353,400
              1998 - 372,800
              1999 - 348,700
              2000 - 250,600
              2001 - 193,200
              2002 - 168,500


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

            The industry shipped a record 321,200 units in 1999. Increased gasoline prices and uncertainty with regards to the economy resulted in shipment declines over the next two years of more than 20%. The Industry rebounded in 2002 due to improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. Shipment levels in 2003 are expected to remain consistent with those attained in 2002; however, above average gasoline prices and the war in the Middle East could have negative consequences on these projections.

            Recreational Vehicle Shipments:
            ------------------------------
              1990 - 173,100
              1991 - 163,300
              1992 - 203,400
              1993 - 227,800
              1994 - 259,200
              1995 - 247,000
              1996 - 247,500
              1997 - 254,500
              1998 - 292,700
              1999 - 321,200
              2000 - 300,100
              2001 - 256,800
              2002 - 311,000

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

Marketing and Distribution
--------------------------

              The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 3,375 customers. The Company has three customers, who together accounted for approximately 27% and 28% of the Company's total sales in 2002 and 2001, respectively. Ten other customers collectively accounted for approximately 22% of 2002 sales. The Company believes it has good relationships with its customers.

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

              The Company operates twelve warehouse and distribution centers and eighteen manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Indiana, Kansas, Minnesota, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Company is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers
---------

              During the year ended December 31, 2002, the Company purchased approximately 65% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 40% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's important materials.

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

Employees
---------

              As of December 31, 2002, the Company had 1,023 employees of which 928 employees were engaged directly in production, warehousing, and delivery operations, 41 in sales, and 54 in office and administrative activities. There are three manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

              The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

Executive Officers of the Company
---------------------------------

       The following table sets forth the executive officers of the Company, as of December 31, 2002:

             Name                              Position
             ----                              --------

       David D. Lung             Chief Executive Officer and President

       Andy L. Nemeth            Chief Financial Officer and Secretary-Treasurer

       Gregory J. Scharnott      Vice President Operations

       Alan M. Rzepka            Vice President Sales & Marketing

David D. Lung (age 55) has served as President and Chief Executive Officer since December, 2000 and was President and Chief Operating Officer since 1989. Mr. Lung had held various management positions with the Company before becoming Vice President of Administration and Purchasing in 1987.

Andy L. Nemeth (age 33) assumed the position of Secretary-Treasurer in July, 2002. Mr. Nemeth was a Division Controller from May, 1996 to July, 2002 and prior to that he spent five years in public accounting with Coopers & Lybrand (now Pricewaterhouse Coopers).

Gregory J. Scharnott (age 52) assumed the position of Vice President of Operations in June, 2002 and was the Executive Director of Midwest Operations from February, 2001 to June, 2002. Mr. Scharnott has over 25 years of manufacturing management experience, including 20 years with the General Electric Company.

Alan M. Rzepka (age 46) assumed the position of Vice President of Sales & Marketing in May, 2000. Mr. Rzepka was National Sales Manager from January, 1997 to May, 2000 and prior to that was Director of Manufacturing Purchasing since 1994.


Website Access to Company Reports
---------------------------------

              We make available free of charge through our website, www.patrickind.com , our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES AND EQUIPMENT

         As of December 31, 2002, the Company maintained the following warehouse, manufacturing and distribution facilities:


                                                                              Ownership or
Location                        Use                  Area Sq. Ft.            Lease Arrangement
--------                        ---                  ------------            -----------------
Elkhart, IN                Manufacturing(3)              40,400              Leased to 2003
Elkhart, IN                Mfg. & Dist.(1)(3)           173,360              Owned
Elkhart, IN                Manufacturing(3)              30,900              Owned
Elkhart, IN                Manufacturing (2)             42,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              30,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              31,000              Leased to 2003
Elkhart, IN                Admin. Offices                10,000              Owned
Mishawaka, IN              Manufacturing(4)             191,000              Owned, Subject to Mortgage
Decatur, AL                Distribution(1)               30,000              Leased to 2003
Decatur, AL                Manufacturing(2)(4)           35,000              Owned
Decatur, AL                Manufacturing(2)              30,000              Leased to 2003
Decatur, AL                Manufacturing(2)(4)           59,000              Owned
Valdosta, GA               Distribution(1)               30,800              Owned
New London, NC             Mfg. & Dist.(1)(2)           163,200              Owned, Subject to Mortgage
Halstead, KS               Distribution(1)               36,000              Owned
Waco, TX                   Mfg. & Dist.(1)(2)           105,600              Leased to 2004
Waco, TX                   Manufacturing(2)              21,000              Leased to 2003
Mt. Joy, PA                Distribution(1)(2)            58,500              Owned
Mt. Joy, PA                Manufacturing(2)              30,000              Owned
Ocala, FL                  Manufacturing(2)              20,600              Leased to 2004
Ocala, FL                  Manufacturing(2)              55,500              Owned
Fontana, CA                Mfg. & Dist.(1)(2)           110,000              Owned
Fontana, CA                Manufacturing(2)              71,755              Owned
Fontana, CA                Manufacturing(2)              32,000              Leased to 2004
Woodland, CA               Distribution (1)              10,000              Leased to 2003
Phoenix, AZ                Manufacturing (2)             36,000              Leased to 2002
Phoenix, AZ                Manufacturing (2)              7,500              Leased to 2003
Woodburn, OR               Mfg. & Dist.(1,2,3)          153,000              Owned, Subject to Mortgage
Boulder City, NV           Manufacturing(4)              24,700              Leased to 2004

(1)  Distribution center
(2)  Vinyl/paper/foil laminating
(3)  Cabinet doors and other wood related
(4)  Aluminum, adhesives, and other



         Additionally, the Company owns a 50,900 square foot manufacturing building in Goshen, IN which has been leased. The Company also has a 62,000 square foot vacant building in Bristol, IN for sale as well as a 109,000 square foot building in Elkhart, IN which is being used for administrative offices and materials storage. As of December 31, 2002, the Company owned or leased 35 trucks, 46 tractors, 83 trailers, 143 forklifts, 1 automobile and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations, or cash flows.


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



                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                      HOLDER MATTERS

           The Company's common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last two years were as follows:

           1st Quarter         2nd Quarter          3rd Quarter     4th Quarter
2002     9.944 - 7.059       10.000 - 8.050      9.000 - 6.760     7.999 - 5.440

2001     7.563 - 5.625        9.180 - 6.250      8.550 - 6.000     7.280 - 5.450

2000    11.750 - 7.688        7.438 - 6.250      6.844 - 6.438     5.875 - 5.125


           The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

           There were approximately 500 holders of the Company's common stock as of March 14, 2003 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,000 holders of the Company's common stock held in street name.

           The Company declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and has continued it through December 31, 2002. Although this is a regular quarterly dividend, any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

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


                                 As of or for the Year Ended December 31,
                             2002         2001          2000       1999        1998
                                  (dollars in thousands, except per share amounts)

Net sales                  $ 308,755   $ 293,070    $ 361,620    $ 457,356   $ 453,518
Gross profit                  39,193      34,012       41,905       57,339      59,556
Warehouse and delivery
 expenses                     14,329      14,407       15,140       16,715      16,076
Selling, general, and
 administrative expenses      23,546      24,926       25,241       27,058      26,796
Impairment charges             - - -       2,834        6,937        - - -       - - -
Restructuring charges            269         423          718        - - -       - - -
Interest expense, net            891         962        1,224        1,393       1,172
Income taxes (credits)            63      (3,769)      (2,821)       4,769       6,205
Net income (loss)                 95      (5,771)      (4,534)       7,404       9,307
Basic earnings (loss)
 per common share                .02       (1.28)       (0.89)        1.30        1.58
Diluted earnings (loss)
  per common share               .02       (1.28)       (0.89)        1.29        1.57
Weighted average common
 shares outstanding            4,547       4,524        5,118        5,714       5,903
Cash dividends, per
 common share                    .16         .16          .16          .16         .16
Working capital               38,566      39,082       41,416       47,553      46,698
Total assets                  86,466      91,970      102,520      126,203     127,755
Long-term debt                11,443      15,114       18,786       22,457      26,129
Shareholders' equity          59,279      59,504       66,250       79,567      76,307



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

GENERAL

              The Company's business ended 2002 with its first year of increased sales and income since 1999. Near record shipment levels in the Recreational Vehicle industry and increased penetration into the industrial and other markets have contributed significantly to the increase in volume, while the concentration on cost control and maximization of margins returned the Company to profitability. The Manufactured Housing industry, which is the other major industry that the Company serves, continued its downward trend as shipment levels marked their lowest in 40 years. The Company's sales to the Manufactured

Housing, Recreational Vehicle, and Other industries for the twelve months ended December 31, 2002 were 47%, 30%, and 23%, respectively. At December 31, 2001 they were 51%, 26%, and 23%, respectively.


              Shipments in the Manufactured Housing industry were down almost 13% from a year ago and more than 32% from two years ago. The ongoing uncertainty related to dealer and retail financing continues to be a significant factor as 2002 marked the exit of two of the industry's top lenders. Additionally, there have been large numbers of plant and retail center closings as well as continued high repossessed inventory levels. The fourth quarter of 2002 included a Chapter 11 bankruptcy filing by Oakwood Homes Corporation, one of the industry's leading manufacturers. Current estimates suggest that 2003 will be down at least 5% from the levels attained in 2002 with the assumption that the latter half will include improved consumer confidence, a reduction in repossessed inventory levels, and the potential entrance of one or more lenders into the market.

              The Recreational Vehicle industry, on the other hand, has shown significant growth during 2002 as shipment levels improved each month compared to 2001 and by more than 21% on a year to year basis. Total shipments in 2002 were just short of those seen in 1999, which represented the highest in history. However, a relatively stagnant economy and a potential war in the Middle East have caused uncertainty to exist as to whether the industry can continue this upward trend. Preliminary signs indicate that the 2003 shipments will be consistent with 2002.

              Over the past two years, the Company has made significant cost cutting measures including staff reductions, plant closings, and consolidations to operate more efficiently at reduced volumes. These efforts will continue in order to reduce the effects of further declines as well as allowing the Company to position itself to take advantage of a rebound in the industries which it serves.

              The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:


                                                Year Ended
                                                December 31,
                                         2002     2001      2000

Net sales                               100.0%   100.0%    100.0%
Cost of sales                            87.3     88.4      88.4
Gross profit                             12.7     11.6      11.6
Warehouse and delivery                    4.7      4.9       4.2
Selling, general and administrative       7.6      8.5       7.0
Impairment charges                        --       1.0       1.9
Restructuring charges                     0.1      0.1       0.2
Operating income (loss)                   0.3     (2.9)     (1.7)
Net income (loss)                         0.0     (2.0)     (1.3)



RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

           Net Sales. Net sales increased $15.7 million, or 5.4%, from $293.1 million for the year ended December 31, 2001 to $308.8 million for the year ended December 31, 2002. This increase is attributable to a 21% increase in units shipped and produced in the Recreational Vehicle industry as well as an increase in penetration into the industrial and other markets.

           Gross Profit. Gross profit increased by 15.2%, or $5.2 million, from $34.0 million for the year ended December 31, 2001 to $39.2 million for the year ended December 31, 2002. As a percentage of net sales, gross profit increased 1.1%, from 11.6% in 2001 to 12.7% for the same period in 2002. These improvements are primarily due to increased sales, increased operating efficiencies specifically in the laminating and other segments, and the reduction of certain fixed overhead expenses. The Company has focused on strategic cost cutting measures over the past two years as well as certain restructuring activities related to significantly underperforming operating units. These initiatives will continue as the Manufactured Housing industry continues to show uncertainty specifically related to dealer and retail financing.

           Warehouse and Delivery Expenses. Warehouse and delivery expenses have remained fairly constant at $14.3 million in 2002 compared to $14.4 million in 2001. As a percentage of net sales, however, warehouse and delivery expenses decreased approximately 0.2%, from 4.9% in 2001 to 4.7% in 2002. The decrease in percentage of net sales is a result of efficiencies gained from the increased sales volume by the Company continuing to ship more full truckloads compared to the previous year, as well as a reduction in the size of the fleet that the Company owns or leases.

           Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $1.4 million, or 5.5%, from $24.9 million in 2001 to $23.5 million in 2002. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.9%, from 8.5% in 2001 to 7.6% in 2002. The 2002 totals include the write-off of receivables and inventory of approximately $1.6 million related to Oakwood Homes Corporation filing for bankruptcy protection in the fourth quarter. Exclusive of this charge, selling, general, and administrative expenses decreased by approximately $3.0 million from 2001. The decrease in both dollars and percentage of net sales is due to the Company continuing to concentrate on fixed and variable cost reductions as well as the benefit of reduced depreciation from year to year.

           Impairment Charges. As discussed in Note 10 of the financial statements, the Company recognized impairment charges of approximately $2.8 million in the fourth quarter of 2001 related to two underperforming operations in the Company's Other segment. Impaired assets included Goodwill and certain fixed assets.

           Restructuring Charges. As discussed in Note 10 of the financial statements, the Company recognized restructuring charges of approximately $269,000 in 2002 and $423,000 in 2001.

           Operating Income. Operating income increased by $9.6 million, from a loss of $8.6 million in 2001 to income of $1.0 million in 2002. The increase in operating income is due to the factors described above.

           Interest Expense, Net. Interest expense, net decreased by $71,000 due to a decline in rates on the variable tax exempt bonds as well as the normal debt service requirements resulting in reduced long term debt outstanding.

           Net Income. Net income increased by $5.9 million, from a loss of $5.8 million in 2001 to income of $95,000 in 2002. The increase in net income is attributable to the factors described above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

           Net Sales. Net sales decreased $68.5 million, or 19.0%, from $361.6 million for the year ended December 31, 2000 to $293.1 million for the year ended December 31, 2001. This decrease is attributable to the 23% decline in units shipped and produced in the Manufactured Housing industry and 14% decline in units shipped and produced in the Recreational Vehicle industry. The Company's sales for the year were 51% to Manufactured Housing, 26% to Recreational Vehicle, and 23% to other industries.

           Gross Profit. Gross profit decreased by approximately $7.9 million, or 18.8%, from $41.9 million in 2000 to $34.0 million in 2001. As a percentage of net sales, gross profit remained consistent at 11.6% of net sales. The overall decrease in gross profit is due to the reduced sales volume in the industries which the Company serves.

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

           Impairment Charges. As discussed in Note 10 to the financial statements, the Company recognized impairment charges of $2.8 million and $6.9 million in 2001 and 2000, respectively. The impairment charges in 2001 were related to two underperforming operations in the Company's Other segment and included the write-down of goodwill and certain fixed assets. Impairment charges in 2000 were related to three operations in the Company's Wood segment and one operation in the Company's Other segment and included the write-down of goodwill and certain fixed assets. These charges were the result of the comparison of undiscounted future cash flows with the carrying values of the specific assets.

           Restructuring Charges. As discussed in Note 10 to the financial statements, the Company recognized restructuring charges of $423,000 and $718,000 in 2001 and 2000, respectively.

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

            Other - Includes aluminum extrusion and fabricating, manufacture of adhesive products, pleated shades, and laminating equipment.

            The table below presents information about the revenue and earnings before interest and taxes of those segments. A reconciliation to consolidated totals is presented in footnote 14 of the Company's 2002 financial statements.


                                                          Year Ended
                                                          December 31
                                               2002          2001       2000
                                                       (dollars in thousands)
Sales
  Laminating                                 $148,863     $131,144    $162,346
  Distribution                                108,134      104,337     133,230
  Wood                                         31,998       30,182      35,116
  Other                                        37,590       46,397      53,749

Earnings (Loss) Before Interest and
Taxes (EBIT)
  Laminating                                 $  2,530     $ (1,120)   $  1,763
  Distribution                                  1,847          619       1,110
  Wood                                         (1,648)      (1,027)     (1,596)
  Other                                           240       (1,730)       (636)



Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Laminating Segment Discussion

            Net sales in the laminating segment increased $17.7 million, or 13.5%, from $131.1 million in 2001 to $148.8 million in 2002. This increase is primarily attributable to an approximate 21% increase in shipments in the Recreational Vehicle industry as well as increased penetration into the industrial and other markets by certain operating units in this segment. Additionally, the Company closed three divisions in the other segment in 2001 which had sales of approximately $5.9 million for the twelve months ended December 31, 2001.

Certain of these operations were merged into a facility in the laminating segment which was operating at less than capacity and contributed to increased volume in 2002 resulting in improved efficiencies and profitability.

            EBIT increased $3.6 million, from a loss of $1.1 million in 2001 to income of $2.5 million in 2002. This increase is due to the increased sales volume, the elimination of certain low margin business in exchange for business that resulted in higher production runs and increased operating efficiencies, and the cost cutting measures that the Company has undertaken over the past two years to reduce fixed and variable costs.

Distribution Segment Discussion

            Net sales increased by $3.8 million, or 3.6%, from $104.3 million in 2001 to $108.1 million in 2002. This increase is due to certain operating units in this segment gaining market share despite the downturn in the Manufactured Housing industry which is the major industry which this segment serves. Oakwood Homes Corporation, which filed for bankruptcy protection in the fourth quarter, accounted for a significant portion of this increase and future periods may reflect decreases as the Company has limited its exposure by reducing receivables and inventory specifically related to this particular customer, which is operating as a "Debtor in Possession".

            EBIT increased $1.2 million, from $0.6 million in 2001 to $1.8 million in 2002. This increase is due to the increased sales volume, the elimination of certain low margin business, and the elimination of certain unprofitable product lines.

Wood Segment Discussion

            Net sales increased $1.8 million, or 6.0%, from $30.2 million in 2001 to $32.0 million in 2002. The increase in shipments in the Recreational Vehicle industry, which is the primary industry this segment serves, was the major contributor to the increase in sales in this segment. However, as discussed in Note 10 to the financial statements, the Company closed one of the operating units in this segment in June, 2002, which partially offset the impact that the increase in industry shipments had on this segment.

            Operating losses in this segment increased $0.6 million, from a loss of $1.0 million in 2001 to a loss of $1.6 million in 2002. The increased losses are the result of production inefficiencies and labor problems in two of the operating units in this segment. Additionally, one of these operating units encountered significant material problems and scrap related to a change in raw material required by a customer as a result of the annual model change. The new material is very susceptible to damage and consequently has required the Company to incur additional costs related to increased handling, production rework, and customer returns. The Company is taking steps to reduce these increased costs, however, losses are expected to continue through at least the first quarter of 2003.

Other Segment Discussion

            Net sales in this segment decreased $8.8 million, or 19.0%, from $46.4 million in 2001 to $37.6 million in 2002. This decline is attributable to the closing and consolidation of three operations in this segment in 2001 as well as the 12.8% decrease in units shipped in the Manufacturing Housing industry in 2002.

            EBIT increased $1.9 million, from a loss of $1.7 million in 2001 to income of $0.2 million in 2002. This increase is the result of the closing and consolidation of three unprofitable operating units in 2001 as well as a return to profitability of one of the operating units which experienced losses in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Laminating Segment Discussion

            Net sales decreased by 19.2%, or $31.2 million, from $162.3 million in 2000 to $131.1 million in 2001. This decrease is attributable to the 23% decline in units shipped in the Manufactured Housing industry and 14% decrease in units shipped in the Recreational Vehicle industry.

            EBIT was lower by $2.9 million, or 163.5%, from income of $1.8 million in 2000 to a loss of $1.1 million in 2001. This decline is attributable to lower margins as a result of competitive market conditions not allowing price increases and similar operating costs relative to significantly reduced sales volume.

Distribution Segment Discussion

            Net sales decreased $28.9 million, or 21.7%, from $133.2 million in 2000 to $104.3 million in 2001. This sales decrease is attributable to the 23% decrease in units shipped and produced in the Manufactured Housing industry.

            EBIT decreased 44.2%, or $0.5 million, from $1.1 million in 2000 to $0.6 million in 2001, due to the decrease in sales volume.

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

           The Company has an unsecured bank revolving credit agreement that provides loan availability of $10,000,000 with maturity in the year 2003. The Company has commitment letters from its financial institutions to renew the credit facility for a three year period on a secured basis. The Company does not expect any problems or other significant changes with regards to the renewal of this credit facility.

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

         A summary of our contractual cash obligations at December 31, 2002 is as follows:


                                       ---------------------------------------------------------------------------------------------
                                                                          PAYMENTS DUE BY PERIOD
                                       ---------------------------------------------------------------------------------------------
--------------------------------------
CONTRACTUAL OBLIGATIONS                     TOTAL            2003           2004            2005            2006           2007
-------------------------------------- ---------------- --------------- -------------- --------------- --------------- -------------

                                       ---------------- --------------- -------------- --------------- --------------- -------------
Long-term debt, including interest          $5,671,200      $1,235,850     $1,214,950      $1,194,050      $1,173,150       $853,200
at Variable rates**
                                       ---------------- --------------- -------------- --------------- --------------- -------------
Long-term debt, including interest          $8,613,067      $3,046,392     $2,871,021      $2,695,654              $0             $0
at Fixed rates**
                                       ---------------- --------------- -------------- --------------- --------------- -------------
Operating Leases                            $3,492,678      $1,997,275       $942,876        $241,115        $198,738       $112,674
                                       ---------------- --------------- -------------- --------------- --------------- -------------
  Total contractual cash obligations       $17,776,945      $6,279,517     $5,028,847      $4,130,819      $1,371,888       $965,874
                                       ---------------- --------------- -------------- --------------- --------------- -------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2002 annual interest rate of 1.90% for the Industrial Revenue Bonds.


         We also have a commercial commitment as described below:


-------------------------------------- -------------------------------- ------------------------------- ----------------------------
          OTHER COMMERCIAL                      TOTAL AMOUNT                     OUTSTANDING                       DATE OF
             COMMITMENT                           COMMITTED                      AT 12/31/02                      EXPIRATION
-------------------------------------- -------------------------------- ------------------------------- ----------------------------
     Revolving Credit Agreement                  $10,000,000                          $0                        April 30, 2003
-------------------------------------- -------------------------------- ------------------------------- ----------------------------


         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2003.



Critical Accounting Policies

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

         Our major operating assets are accounts receivable, inventory, and property and equipment. Excluding the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing, we have not experienced significant bad debts expense and our reserve for doubtful accounts of $300,000 should be adequate for any exposure to loss in our December 31, 2002 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the year ended December 31, 2002.


SEASONALITY

           Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.


SALE OF PROPERTY

           No material transactions.


PURCHASE OF PROPERTY

           The Company purchased in 2002 a previously leased building complex near its principal offices in Elkhart, Indiana for an appraised value of $2 million from a major shareholder and Chairman Emeritus of the Company.


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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company is exposed to market risk related to interest rate changes on its debt. Long term debt includes $7,714,288 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in Item 7.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is set forth in Item 14 (a) 1. on page 22 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

           None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The information required by this item with respect to directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, under the caption "Election of Directors," which information is hereby incorporated herein by reference. The information with respect to executive officers is set forth at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, under the caption "Election of Directors," which information is hereby incorporated herein by reference.



                      EQUITY COMPENSATION PLAN INFORMATION


--------------------------- ------------------------------- ------------------------------- ----------------------------------------
Plan Category               Number of securities to be      Weighted-average exercise       Number of securities remaining available
                            issued upon exercise of         price of outstanding options,   for future issuance under equity
                            outstanding options, warrants,  warrants, and rights            compensation plans (excluding securities
                            and rights                                                      reflected in column (a)
--------------------------- ------------------------------- ------------------------------- ----------------------------------------
Equity compensation plans               274,775                         $6.24                                462,280
approved by security
holders
--------------------------- ------------------------------- ------------------------------- ----------------------------------------
Equity compensation plans                  0                             N/A                                    0
not approved by security
holders
--------------------------- ------------------------------- ------------------------------- ----------------------------------------
Total                                   274,775                         $6.24                                462,280
--------------------------- ------------------------------- ------------------------------- ----------------------------------------



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2003, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

           Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page

(a)      1.       FINANCIAL STATEMENTS

                  Independent auditor's report                           F-1

                  Consolidated Balance sheets -
                   December 31, 2002 and 2001                            F-2

                  Consolidated Statements of operations-years
                    ended December 31, 2002, 2001, and 2000              F-3

                  Consolidated Statements of shareholders'
                    equity years ended December 31,
                   2002, 2001, 2000                                      F-4

                  Consolidated Statements of cash flows-
                   years ended December 31,
                   2002, 2001, and 2000                                  F-5

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

         The exhibits listed in the accompanying Exhibit Index on pages 50, 51, and 52 are filed or incorporated by reference as part of this report.

(b)  REPORTS ON FORM 8-K

         November 21, 2002
                  Item 9. Regulation FD Disclosure

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                                  PATRICK INDUSTRIES, INC

                                                  By  Harold E. Wyland
                                                     ---------------------------
                                                     Harold E. Wyland, Chairman
                                                        of the Board


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                       Title                   Date

Harold E. Wyland                   Chairman of the Board          March 20, 2003
         Harold E. Wyland             and Director

David D. Lung                      President, Chief Executive     March 20, 2003
         David D. Lung                 Officer, and Director

Andy L. Nemeth                     Secretary-Treasurer,           March 20, 2003
         Andy L. Nemeth                Chief Financial Officer

Mervin D. Lung                     Chairman Emeritus and          March 20, 2003
         Mervin D. Lung                Director

Keith V. Kankel                    Director                       March 20, 2003
         Keith V. Kankel

Thomas G. Baer                     Director                       March 20, 2003
         Thomas G. Baer

  John H. McDermott                Director                       March 20, 2003
         John H. McDermott

  Robert C. Timmins                Director                       March 20, 2003
         Robert C. Timmins

  Terrence D. Brennan              Director                       March 20, 2003
         Terrence D. Brennan

  Walter E. Wells                  Director                       March 20, 2003
         Walter E. Wells

  Larry D. Renbarger               Director                       March 20, 2003
         Larry D. Renbarger

                                 CERTIFICATIONS
                                 --------------

I, David D. Lung, certify that:

     1. I have reviewed this annual report on Form 10K of Patrick Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The Company's Chief Financial Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date   March 20, 2003                             /S/David D.Lung
     ---------------------                       -------------------------------
                                                     David D. Lung
                                                     (President)
                                                     (Chief Executive Officer)

CERTIFICATIONS
--------------

I, Andy L. Nemeth, certify that:

     1. I have reviewed this annual report on Form 10K of Patrick Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's Chief Executive Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The Company's Chief Executive Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date   March 20, 2003                              /S/Andy L. Nemeth
     ---------------------                        ------------------------------
                                                      Andy L. Nemeth
                                                      (Secretary-Treasurer)
                                                      (Chief Financial Officer)

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2002

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

   SUPPLEMENTARY INFORMATION

   Schedule II - Valuation and qualifying
      accounts and reserves                                                 F-23
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.





Elkhart, Indiana
January 24, 2003

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

-------------------------------------------------------------------------------
                                                 2002             2001
-------------------------------------------------------------------------------

ASSETS

Current Assets
 Cash and cash equivalents                        $ 3,552,232      $ 5,914,283
 Trade receivables                                 11,544,753       13,722,216
 Inventories                                       32,091,945       28,625,747
 Income tax refund claims receivable                1,592,551        3,046,799
 Prepaid expenses                                     849,344          804,398
 Deferred tax assets                                1,981,000        2,014,000
                                                 ------------------------------

 Total current assets                              51,611,825       54,127,443

Property and Equipment, net                        31,916,597       34,633,449

Intangible and Other Assets                         2,937,438        3,208,928
                                                 ------------------------------
                 TOTAL ASSETS                     $86,465,860     $ 91,969,820
                                                 ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt             $ 3,671,428      $ 3,671,428
 Accounts payable                                   5,822,511        7,180,706
 Accrued liabilities                                3,552,574        4,192,487
                                                 ------------------------------
 Total current liabilities                         13,046,513       15,044,621
Long-Term Debt, less current maturities            11,442,860       15,114,288
Deferred Compensation Obligations                   2,176,577        2,226,390
Deferred Tax Liabilities                              521,000           81,000
                                                 ------------------------------
 TOTAL LIABILITIES                                $27,186,950     $ 32,466,299
                                                 ------------------------------

Commitments and Contingencies

Shareholders' Equity
 Preferred stock, no par value; authorized
 1,000,000 shares                                           -                -
 Common stock, no par value; authorized
 12,000,000 shares; issued 2002 4,584,261
 shares; 2001 4,529,666                            18,028,833       17,620,517
 Retained earnings                                 41,250,077       41,883,004
                                                 ------------------------------
 TOTAL SHAREHOLDERS' EQUITY                       $59,278,910     $ 59,503,521
                                                 ------------------------------
 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                             $86,465,860     $ 91,969,820
                                                 ==============================

See Notes to Financial Statements.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001, and 2000


------------------------------------------------------------------------------------------------------------------
                                                              2002                2001                2000
------------------------------------------------------------------------------------------------------------------

Net sales                                                     $308,754,982       $ 293,070,216      $ 361,620,206

Cost of goods sold                                             269,561,768         259,057,716        319,715,214
                                                       -----------------------------------------------------------

 Gross profit                                                   39,193,214          34,012,500         41,904,992
                                                       -----------------------------------------------------------

Operating expenses:
 Warehouse and delivery                                         14,329,135          14,406,931         15,140,245
 Selling, general, and administrative                           23,546,020          24,926,575         25,240,711
 Impairment charges                                                      -           2,833,987          6,937,163
 Restructuring charges                                             269,180             423,617            717,598
                                                       -----------------------------------------------------------
 Total operating expenses                                       38,144,335          42,591,110         48,035,717
                                                       -----------------------------------------------------------

 Operating income (loss)                                         1,048,879          (8,578,610)        (6,130,725)

Interest expense, net                                              891,259             961,800          1,224,145
                                                       -----------------------------------------------------------

 Income (loss) before income
 taxes (credits)                                                   157,620          (9,540,410)        (7,354,870)

Federal and state income taxes (credits)                            63,100          (3,769,000)        (2,821,000)
                                                       -----------------------------------------------------------

 Net income (loss)                                                $ 94,520        $ (5,771,410)      $ (4,533,870)
                                                       ===========================================================

Basic earnings (loss) per common share                              $ 0.02             $ (1.28)           $ (0.89)
                                                       ===========================================================

Diluted earnings (loss) per common share                            $ 0.02             $ (1.28)           $ (0.89)
                                                       ===========================================================

See Notes to Financial Statements.



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2002, 2001, and 2000


---------------------------------------------------------------------------------------------------------------------------------
                                                                        Preferred        Common          Retained
                                                                          Stock          Stock           Earnings         Total
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                $ -      $ 21,389,940     $ 58,177,205    $ 79,567,145
 Net loss                                                                   -                 -       (4,533,870)     (4,533,870)
 Issuance of 24,000 shares of common stock for stock award plan             -           156,000                -         156,000
 Repurchase and retirement of 1,050,800 shares of common stock              -        (3,856,523)      (4,270,321)     (8,126,844)
 Dividends on common stock ($.16 per share)                                 -                 -         (812,896)       (812,896)
                                                                      -----------------------------------------------------------
Balance, December 31, 2000                                                  -        17,689,417       48,560,118      66,249,535
 Net loss                                                                   -                 -       (5,771,410)     (5,771,410)
 Issuance of 24,000 shares of common stock for stock award plan             -           170,640                -         170,640
 Repurchase and retirement of 63,000 shares of common stock                 -          (239,540)        (182,417)       (421,957)
 Dividends on common stock ($.16 per share)                                 -                 -         (723,287)       (723,287)
                                                                      -----------------------------------------------------------
Balance, December 31, 2001                                                  -        17,620,517       41,883,004      59,503,521
 Net income                                                                 -                 -           94,520          94,520
 Issuance of 24,000 shares of common stock for stock award plan             -           216,000                -         216,000
 Issuance of 30,595 shares of common stock
 upon exercise of common stock options                                      -           192,316                -         192,316
 Dividends on common stock ($.16 per share)                                 -                 -         (727,447)       (727,447)
                                                                      -----------------------------------------------------------
Balance, December 31, 2002                                                $ -       $18,028,833      $41,250,077     $59,278,910
                                                                      ===========================================================

See Notes to Financial Statements.



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000


------------------------------------------------------------------------------------------------------------------
                                                                 2002               2001              2000
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                                  $ 94,520       $ (5,771,410)     $ (4,533,870)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                    6,295,388          7,512,286         8,237,025
  Impairment charges                                                       -          2,833,987         6,937,163
  Deferred income taxes                                              473,000         (1,163,000)       (2,670,000)
  (Gain)/Loss on sale of property and equipment                       11,775            (66,581)         (611,120)
  Other                                                              371,051            497,089           207,139
  Change in assets and liabilities:
   Decrease (increase) in:
    Trade receivables                                              2,177,463            559,458         4,217,011
    Inventories                                                   (3,466,198)         2,312,207        11,101,394
    Income tax refund claims receivable                            1,454,248         (2,015,713)       (1,031,086)
    Prepaid expenses                                                 (44,946)           (34,381)         (106,828)
  Increase (decrease) in:
    Accounts payable and accrued liabilities                      (1,998,108)           545,601        (5,763,761)
    Income taxes payable                                                   -            240,000          (404,725)
                                                           -------------------------------------------------------
      Net cash provided by operating
        activities                                                 5,368,193          5,449,543        15,578,342
                                                           -------------------------------------------------------

Cash Flows From Investing Activities
 Capital expenditures                                             (4,186,726)        (1,817,120)       (3,806,938)
 Proceeds from sale of property and equipment                        904,599            540,193           748,552
 Other                                                               116,929            (23,270)          104,264
                                                           -------------------------------------------------------
      Net cash (used in) investing
        activities                                                (3,165,198)        (1,300,197)       (2,954,122)
                                                           -------------------------------------------------------

Cash Flows From Financing Activities
 Principal payments on long-term debt                             (3,671,428)        (3,671,428)       (3,671,428)
 Payments on deferred compensation obligations                      (258,094)                 -                 -
 Proceeds from exercise of common stock options                      192,316                  -                 -
 Repurchase of common stock                                                -           (421,957)       (7,986,836)
 Cash dividends paid                                                (727,447)          (730,988)         (851,450)
 Other                                                              (100,393)          (126,818)          (84,560)
                                                           -------------------------------------------------------
      Net cash (used in) financing
        activities                                                (4,565,046)        (4,951,191)      (12,594,274)
                                                           -------------------------------------------------------
      Increase (decrease) in cash and
        cash equivalents                                          (2,362,051)          (801,845)           29,946

Cash and cash equivalents, beginning                               5,914,283          6,716,128         6,686,182
                                                           -------------------------------------------------------

Cash and cash equivalents, ending                                $ 3,552,232        $ 5,914,283       $ 6,716,128
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

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc. and its wholly- owned subsidiaries, Harlan Machinery Company, Inc., and Patrick Door, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). During the year ended December 31, 2000, Patrick Door, Inc. ceased operations and is not a consolidated subsidiary at December 31, 2001. During the year ended December 31, 2002, Patrick Mouldings, L.L.C. ceased operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


TRADE RECEIVABLES:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. In conjunction with the Company's credit terms, trade receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Trade receivables are written off when deemed uncollectible.
Recoveries of trade receivables previously written off are recorded when received.

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

LONG-LIVED AND INTANGIBLE ASSETS:

In  accordance  with  Statement  of  Financial  Accounting  Standards  No.  144,
Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived and intangible assets periodically to determine potential impairment by comparing the carrying value of the long-lived and intangible assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived and intangible assets.

During the years ended December 31, 2001 and 2000, recorded goodwill was considered to be impaired and was written off in accordance with SFAS 121 (see
Note 10).

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

STOCK OPTION PLAN:

At December 31, 2002, the Company has a stock option plan with shares of common stock reserved for options to key employees. The company accounts for those plans under the recognition and measurement principles of APB Opinion # 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                             2002                2001                2000
                                                      ------------------------------------------------------------
Net income (loss):
As reported                                                      $ 94,520        $ (5,771,410)       $ (4,533,870)
  Deduct total stock-based employee
    compensation expense determined under
    fair value based method for all rewards
    net of related tax effects                                   (152,155)           (150,699)           (361,430)
                                                      ------------------------------------------------------------

  Pro forma                                                     $ (57,635)       $ (5,922,109)       $ (4,895,300)
                                                      ============================================================

Basic earnings (loss) per share:
  As reported                                                      $ 0.02             $ (1.28)            $ (0.89)
  Pro forma                                                         (0.01)              (1.31)              (0.96)

Diluted earnings (loss) per share:
  As reported                                                      $ 0.02             $ (1.28)            $ (0.89)
  Pro forma                                                         (0.01)              (1.31)              (0.96)



REVENUE RECOGNITION:

The Company ships product based on specific orders from customers and revenue is recognized upon delivery.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other technical corrections, rescinds SFAS No's. 4 and 64 which required gains and losses from the early extinguishment of debt be classified as extraordinary items in the statement of operations. This statement is effective for fiscal years beginning after May 15, 2002 although early application is encouraged. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

EARNINGS PER COMMON SHARE:

Following is information about the computation of the earnings per share data for the years ended December 31, 2002, 2001, and 2000:


                                          2002           2001           2000
                                      ------------------------------------------
Numerator for basic and diluted
earnings per share, net income (loss)   $ 94,520    $ (5,771,410)  $ (4,533,870)
                                      ==========================================

Denominator:
Weighted average shares, denominator
for basic earnings per share           4,547,075       4,523,891      5,118,103

Effect of dilutive potential common
shares, employee stock options (a)        66,821               -              -
                                      ------------------------------------------

Denominator for diluted
    earnings per share                 4,613,896       4,523,891      5,118,103
                                      ==========================================

Basic earnings (loss) per share           $ 0.02         $ (1.28)       $ (0.89)
                                      ==========================================

Diluted earnings (loss) per share         $ 0.02         $ (1.28)       $ (0.89)
                                      ==========================================


   (a) Due to the loss incurred during the years ended December 31, 2001 and 2000, 40,942 and 15,715 dilutive potential common shares, respectively are not included because the effect would be antidilutive.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2.  BALANCE SHEET DATA


TRADE RECEIVABLES:

Trade receivables in the accompanying balance sheets at December 31, 2002 and 2001 are stated net of an allowance for doubtful accounts of $300,000 and $175,000 respectively.


INVENTORIES:                               2002                 2001
                                         ------------------------------------

Raw materials                              $ 20,756,789         $ 15,908,710
Work in process                               1,625,099            2,049,879
Finished goods                                4,190,366            4,335,875
Materials purchased for resale                5,519,691            6,331,283
                                         ------------------------------------
                                           $ 32,091,945         $ 28,625,747
                                         ====================================

PROPERTY AND EQUIPMENT:

Land and improvements                        $ 3,858,329          $ 3,508,329
Buildings and improvements                    26,188,501           25,283,954
Machinery and equipment                       56,263,774           56,737,001
Transportation equipment                       1,772,221            1,950,731
Leasehold improvements                         3,417,097            3,455,793
                                         -------------------------------------
                                              91,499,922           90,935,808
Less accumulated depreciation                 59,583,325           56,302,359
                                         -------------------------------------
                                            $ 31,916,597         $ 34,633,449
                                         =====================================


INTANGIBLE AND OTHER ASSETS:

Cash value of life insurance                 $ 2,433,000          $ 2,549,928
Other                                            504,438              659,000
                                         -------------------------------------
                                             $ 2,937,438          $ 3,208,928
                                         =====================================


ACCRUED LIABILITIES:


Payroll and related expenses                 $   951,320          $ 1,188,348
Property taxes                                   841,236              968,600
Group insurance                                  805,000              725,000
Other                                            955,018            1,310,539
                                         -------------------------------------
                                             $ 3,552,574          $ 4,192,487
                                         =====================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3.  PLEDGED ASSETS AND LONG-TERM DEBT


Long-term debt at December 31, 2002 and 2001 is as follows:


                                                            2002             2001
                                                        -------------------------------

Senior Notes, insurance company                           $ 7,714,288     $ 10,285,716
Indiana Development Finance Authority Bonds                 1,200,000        1,500,000
State of Oregon Economic Development Revenue Bonds          2,800,000        3,200,000
State of North Carolina Economic Development Revenue
Bonds                                                       3,400,000        3,800,000
                                                        -------------------------------
                                                           15,114,288       18,785,716
Less current maturities                                     3,671,428        3,671,428
                                                        -------------------------------
                                                         $ 11,442,860     $ 15,114,288
                                                        ===============================

The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The notes are due in annual principal installments of $2,571,428 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (1.8% at December 31, 2002). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $1,272,000.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax-exempt bond rate (1.8% at December 31, 2002). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $2,927,000.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (1.8% at December 31, 2002). Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $3,523,000.

The Company has an unsecured revolving credit agreement which allows borrowings up to $10,000,000 or a borrowing base defined in the agreement and expires on April 30, 2003. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company's cash flow. The Company pays .25% of the unused portion of the revolving line. In addition, this agreement requires the Company to, among other things, maintain minimum levels of tangible net worth, working capital, and debt to net worth.

Aggregate maturities of long-term debt for the years ending December 31, 2003 and 2004 are $3,671,428; 2005 $3,671,432; 2006 $1,100,000; 2007 $800,000 and
thereafter $2,200,000.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In addition, the Company is contingently liable for standby letters of credit of approximately $2,300,000 to meet credit requirements for one of the Company's insurance providers.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Interest expense for the years ended December 31, 2002, 2001, and 2000 was approximately $1,035,000, $1,280,000, and $1,662,000, respectively.

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

NOTE 5.  COMMITMENTS AND RELATED PARTY TRANSACTIONS


The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements, which expire at various dates through 2004. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman emeritus/major shareholder and expire at various dates through October 31, 2004.

The total  minimum  rental  commitment  at  December  31,  2002 under the leases
mentioned  above  is  approximately   $1,921,000  which  is  due   approximately
$1,306,000 in 2003, and $615,000 in 2004.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The total rent expense included in the statements of operations for the years ended December 31, 2002, 2001, and 2000 is approximately $3,900,000, $4,300,000, and $3,900,000 respectively, of which approximately $1,100,000 was paid in 2002, and $1,300,000 was paid in both 2001 and 2000, to the chairman emeritus/major shareholder.

In June 2002, the Company purchased a previously leased building complex near its principal offices in Elkhart, Indiana for its appraised value of $2,000,000 from the chairman emeritus/major shareholder.

NOTE 6.  MAJOR CUSTOMERS


Net sales for the years ended December 31, 2002, 2001, and 2000 included sales to one customer accounting for 12.7%, 11.9%, and 14.4% respectively of total net sales of the Company.

The balances due from this customer at December 31, 2002 and 2001 were approximately $2,119,000 and $2,250,000 respectively.

NOTE 7.  INCOME TAX MATTERS


Federal and state income taxes (credits) for the years ended December 31, 2002, 2001, and 2000, all of which are domestic, consist of the following:


                                 2002               2001               2000
                           -----------------------------------------------------
Current:
Federal                        $ (233,900)      $ (2,133,000)        $ (120,000)
State                            (176,000)          (473,000)           (31,000)
Deferred                          473,000         (1,163,000)        (2,670,000)
                           -----------------------------------------------------
                                 $ 63,100       $ (3,769,000)      $ (2,821,000)
                           =====================================================

The provisions for income taxes (credits) for the years ended December 31, 2002, 2001, and 2000 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 35% to income before income taxes. A reconciliation of the differences is as follows:

                                        2002            2001             2000
                                     -------------------------------------------

Rate applied to pretax income         $ 55,100    $ (3,339,000)    $ (2,570,000)
State taxes, net of federal
tax effect                               9,000        (572,000)        (368,000)
Write off of nondeductible goodwill          -               -          121,000
Other                                   (1,000)        142,000           (4,000)
                                     -------------------------------------------
                                      $ 63,100    $ (3,769,000)    $ (2,821,000)
                                     ===========================================

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The composition of the deferred tax assets and liabilities at December 31, 2002 and 2001 is as follows:

                                            2002                 2001
                                         -------------------------------------
Gross deferred tax liability,
    Accelerated depreciation                $ (2,057,000)        $ (2,006,000)
                                         -------------------------------------

Gross deferred tax assets:
Trade receivables allowance                      119,000               69,000
Inventory capitalization                         336,000              257,000
Accrued expenses                                 767,000            1,247,000
Deferred compensation                            860,000              879,000
Unvested stock awards                            197,000              149,000
Inventory reserves                                18,000                2,000
AMT credit carryforward                          115,000              100,000
State NOL carryforwards                          600,000                    -
Goodwill                                         276,000            1,046,000
Other                                            229,000              190,000
                                         -------------------------------------
                                               3,517,000            3,939,000
                                         -------------------------------------
Net deferred tax assets                      $ 1,460,000          $ 1,933,000
                                         =====================================


NOTE 8.  SELF-INSURED PLANS


The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to exceed approximately $3,100,000 in the aggregate at December 31, 2002. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability. The Company is responsible for a per occurrence limit, with an aggregate amount not to exceed approximately $2,375,000 on an annual basis. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $790,000, $540,000, and $560,000 for the years ended December 31, 2002, 2001, and 2000 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 2002, 2001, and 2000 were immaterial.

STOCK OPTION PLAN:

A summary of transactions of granted shares under option for the years ended December 31, 2002, 2001 and 2000 is as follows:



                                             2002                      2001                      2000
                                     ------------------------------------------------------------------------------
                                                     WEIGHTED                 Weighted                  Weighted
                                                     AVERAGE                   Average                   Average
                                                     EXERCISE                 Exercise                  Exercise
                                         SHARES       PRICE       Shares        Price       Shares        Price
                                     ------------------------------------------------------------------------------

Outstanding, beginning
  of year                                  349,800       $6.25      452,500       $12.55      417,500       $14.13
  Issued during the year                         -           -      240,000         6.30      115,000         6.13
  Canceled during the year                 (44,430)       6.24     (342,700)       14.62      (80,000)       11.50
  Exercised during the year                (30,595)       6.29            -            -            -            -
                                     ------------------------------------------------------------------------------
Outstanding, end of year                   274,775       $6.24      349,800       $ 6.25      452,500       $12.55
                                     ==============================================================================

Eligible, end of year for
  exercise                                 182,856       $6.27      147,450       $ 6.27       84,375       $14.75
                                     ==============================================================================

Weighted average fair value
  of options granted during
  the year                                N/A       N/A             N/A           $ 1.86      N/A           $ 2.07
                                     ==============================================================================



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


A further summary about fixed options outstanding at December 31, 2002 is as follows:


                                               Options Outstanding                        Options Exercisable
                                           ------------------------------------------------------------------------
                                                            Weighted
                                                            Average       Weighted                      Weighted
                                                           Remaining      Average                       Average
                                               Number     Contractual     Exercise        Number        Exercise
                                           Outstanding       Life         Price       Exercisable       Price
                                           ------------------------------------------------------------------------
Exercise price of $6.13                           92,900           7.5        $ 6.13          46,450        $ 6.13
                                           ========================================================================

Exercise price of $6.30                          181,875           6.5        $ 6.30         136,406        $ 6.30
                                           ========================================================================



The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2002: dividend rate of 2.25% for all years; risk-free interest rate of 5.25%; expected lives of 5 years; and price volatility of 43%.

STOCK AWARD PLAN:

The Company has adopted a stock award plan for the non-employee directors. Grants awarded during May 2002, 2001, and 2000 of 24,000 shares are subject to forfeiture in the event the recipient terminates as a director within two years from the date of grant. The related compensation expense is being recognized over the two-year vesting period.

NOTE 10. ASSET IMPAIRMENTS AND RESTRUCTURINGS


During 2001 and 2000, the Company determined that asset impairment existed by comparing the estimated future undiscounted cash flows of certain long lived-assets with their respective carrying values. In 2001 impairment charges were the result of two of the Company's divisions in the Other segment, which were non-core business units, experiencing negative operating results as well as lower projected sales volume levels due to the overall downturn in the Manufactured Housing and Recreational Vehicle Industries. Accordingly, the Company recorded a pre-tax charge to operations of approximately $2,834,000, of which, approximately $186,000 related to the write-down of certain fixed assets and $2,648,000 related to the write-down of goodwill. This charge approximated $1,700,000 after tax or $.38 per share in 2001.

In 2000, continued losses in three divisions in the Company's Wood segment and the overall decline in the Recreational Vehicle industry were the factors that resulted in impairment. Additionally, in the Other segment, one of the operating units, which was a startup operation, never achieved enough sales to support its overhead structure, thus resulting in a test of impairment due to negative cash flows. This division and two divisions in the Wood segment were subsequently closed and consolidated. Accordingly, the Company recorded a pre-tax charge to operations of approximately $6,937,000, of which $5,467,000 related to the write-down of certain fixed assets and $1,470,000 related to the write-down of goodwill. This charge approximated $4,283,000 after tax or $.84 per share in 2000.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In June, 2002, the Company decided to close an unprofitable division in the Wood segment and consolidate it into another existing plant location. Accordingly, the Company recorded charges of approximately $269,000 which included plant shut down expenses, the write-down of obsolete inventory, and severance payments of approximately $62,000 to 51 employees. These restructuring charges approximated $162,000 after tax, or $.04 per share and were all utilized in the third quarter of 2002.

In 2001, restructuring charges were incurred from the decision to relocate two manufacturing plants in the Other segment and consolidate them into existing plant locations. The Company recorded charges of approximately $424,000 which included the write-down of obsolete inventory, plant shut down expenses, and severance payments of approximately $61,000 to 25 employees. These restructuring charges approximated $254,000 after tax, or $.06 per share. The restructuring reserve at December 31, 2001 was approximately $408,000, all of which was utilized in the first quarter of 2002.

In 2000, restructuring charges were incurred from the decisions to close a manufacturing plant in the Wood segment, moving manufacturing to other existing plant locations, the merging of certain facilities in the Southeast to gain operating efficiencies, and the closing of an unprofitable manufacturing facility in the Other segment. The Company recorded charges of approximately $718,000 related to the write-down of obsolete equipment, moving manufacturing machinery, and severance payments of approximately $100,000 to 38 employees. These restructuring charges approximated $431,000 after tax, or $.08 per share. The restructuring reserve at December 31, 2000 was approximately $400,000, all of which was utilized in the second quarter of 2001.

NOTE 11. CONTINGENCIES


The Company is subject to claims and suits in the ordinary course of business. In management's opinion, current pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

NOTE 12. CASH FLOWS INFORMATION


Supplemental information relative to the statements of cash flows for the years ended December 31, 2002, 2001, and 2000 is as follows:



                                                               2002                2001                2000
                                                      ------------------------------------------------------------
Supplemental disclosures of cash
 flows information:
 Cash payments for:
  Interest                                                      $ 875,059         $ 1,062,450         $ 1,275,745
                                                      ============================================================

  Income taxes                                                  $ 717,232           $ 125,234         $ 1,248,811
                                                      ============================================================

Supplemental schedule of noncash
  financing activities:
  Issuance of common stock
    for stock awardn                                            $ 216,000           $ 170,640           $ 156,000
                                                      ============================================================



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13. UNAUDITED INTERIM FINANCIAL INFORMATION


Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2002 and 2001 (dollars in thousands, except per share data):

                                                          Quarter Ended
                                      ----------------------------------------------------------
                                      March 31,        June 30     September 30,    December 31,
                                      ----------------------------------------------------------
                                                               2002
                                      ----------------------------------------------------------

Net sales                              $ 75,243        $ 82,567        $ 80,848        $ 70,097
Gross profit                              9,736          10,855          10,350           8,252
Net income (loss)                           270             636             153            (964) *
Earnings (loss) per common
  share                                    0.06            0.14            0.03           (0.21)
Weighted average common
  shares outstanding                  4,529,770       4,544,015       4,556,136       4,557,970

   * During the 4th quarter ended December 31, 2002, the Company wrote off receivables of approximately $1,600,000 which had an impact of $.21 per share, net of taxes.



                                                  Quarter Ended
                                    -----------------------------------------------------------
                                     March 31,        June 30,     September 30,     December 31,
                                    -----------------------------------------------------------
                                                             2001
                                    -----------------------------------------------------------

Net sales                              $ 68,295        $ 78,908        $ 77,528        $ 68,339
Gross profit                              7,085          10,086           9,176           7,666
Net income (loss)                        (1,748)            212            (729)         (3,506)*
Earnings (loss) per common
  share                                   (0.39)           0.05           (0.16)          (0.78)
Weighted average common
  shares outstanding                  4,517,977       4,518,062       4,529,666       4,529,666

   * During the 4th quarter ended December 31, 2001, the Company recorded a pretax impairment charge of approximately $2,834,000 which had an impact of $.38 per share, net of taxes.




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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Distribution -- Distributes primarily pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, hardboard, vinyl siding, roofing products, passage doors, building hardware, insulation, and other products.

     Wood -- Uses raw lumber including solid oak as well as other hardwood materials or laminated particleboard or plywood to produce cabinet door product lines.

     Other -- Includes aluminum extrusion and fabricating, an adhesive division, a pleated shade division, a plastic thermoforming division, and a machine manufacturing division.

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

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2002, 2001, and 2000.



                                    Laminating     Distribution         Wood            Other           Total
                                   --------------------------------------------------------------------------------
                                                                        2002
                                   --------------------------------------------------------------------------------

Sales                                  $ 142,156        $ 107,376        $ 31,266         $ 27,957       $ 308,755
Sales, intersegment                        6,707              758             732            9,633          17,830
                                   --------------------------------------------------------------------------------
  Total sales                            148,863          108,134          31,998           37,590         326,585


Cost of goods sold                       132,969           94,839          30,061           33,096         290,965


EBIT                                       2,530            1,847          (1,648)             240           2,969


Identifiable assets                       33,609           10,357           5,207            5,614          54,787


Depreciation                               2,461              250             626              627           3,964





PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                    Laminating     Distribution         Wood            Other           Total
                                   --------------------------------------------------------------------------------
                                                                        2001
                                   --------------------------------------------------------------------------------

Sales                                  $ 127,092        $ 103,298        $ 29,256         $ 33,424       $ 293,070
Sales, intersegment                        4,052            1,039             926           12,973          18,990
                                   --------------------------------------------------------------------------------
  Total sales                            131,144          104,337          30,182           46,397         312,060


Cost of goods sold                       119,702           92,500          27,657           42,181         282,040


EBIT                                      (1,120)             619          (1,027)          (1,730)         (3,258)


Identifiable assets                       30,324           12,561           5,323            8,318          56,526


Depreciation                               2,644              343             647            1,201           4,835





                                                                        2000
                                   --------------------------------------------------------------------------------

Sales                                  $ 156,525        $ 133,174        $ 34,050         $ 37,855       $ 361,604
Sales, intersegment                        5,821               56           1,066           15,894          22,837
                                   --------------------------------------------------------------------------------
  Total sales                            162,346          133,230          35,116           53,749         384,441


Cost of goods sold                       146,538          120,534          32,735           47,763         347,570


EBIT                                       1,763            1,110          (1,596)            (636)            641


Identifiable assets                       32,368           13,177           6,132           11,486          63,163


Depreciation                               2,668              457             947            1,384           5,456



A reconciliation of total segment sales, cost of goods sold, and EBIT to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2002, 2001, and 2000 is as follows (dollars in thousands):



                                                             2002                2001                2000
                                                      ------------------------------------------------------------
Sales:
  Total sales for reportable segments                           $ 326,585           $ 312,060           $ 384,441
  Elimination of intersegment revenue                             (17,830)            (18,990)            (22,821)
                                                      ------------------------------------------------------------
    Consolidated sales                                          $ 308,755           $ 293,070           $ 361,620
                                                      ============================================================



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                2002               2001               2000
                                                         ----------------------------------------------------------
Cost of goods sold:
  Total cost of goods sold for reportable
    segments                                                        $ 290,965          $ 282,040           $ 347,570
  Elimination of intersegment cost of goods
    sold                                                              (17,830)           (18,990)            (22,821)
  Consolidation reclassifications                                      (1,397)            (1,535)             (2,000)
  Corporate incentive agreements                                       (2,427)            (2,286)             (2,589)
  Other                                                                   251               (171)               (445)
                                                         ------------------------------------------------------------
      Consolidated cost of goods sold                               $ 269,562          $ 259,058           $ 319,715
                                                         ============================================================

Earnings before interest and taxes (EBIT):
  EBIT for reportable segments                                        $ 2,969           $ (3,258)              $ 641
  Corporate incentive agreements                                        2,427              2,286               2,589
  Consolidation reclassifications                                         131                 21                (329)
  Gain (loss) on sale of property
    and equipment                                                         (12)                67                 617
  Impairment charge                                                         -             (2,834)             (6,937)
  Restructuring charge                                                   (269)              (424)               (718)
  (Underallocated) overallocated
    corporate expenses                                                 (4,197)            (4,437)             (1,994)
                                                         ------------------------------------------------------------
      Consolidated EBIT                                               $ 1,049           $ (8,579)           $ (6,131)
                                                         ============================================================

Consolidated assets:
  Identifiable assets for reportable segments                        $ 54,787           $ 56,526            $ 63,163
  Corporate property and equipment                                     22,235             22,586              23,764
  Current assets not allocated to segments                              6,703              9,917               9,694
  Intangible and other assets not allocated
    to segments                                                         2,937              3,209               6,248
  Consolidation eliminations                                             (196)              (268)               (349)
                                                         ------------------------------------------------------------
      Consolidated assets                                            $ 86,466           $ 91,970           $ 102,520
                                                         ============================================================

Depreciation and amortization:
  Depreciation for reportable segments                                $ 3,964            $ 4,835             $ 5,456
  Corporate depreciation and amortization                               2,331              2,677               2,781
                                                         ------------------------------------------------------------
      Consolidated depreciation and
         amortization                                                 $ 6,295            $ 7,512             $ 8,237
                                                         ============================================================

                       INDEPENDENT AUDITOR'S REPORT ON THE
                        SUPPLEMENTAL SCHEDULE AND CONSENT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


Our audits of the consolidated financial statements of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 2002. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated January 24, 2003, with respect to the consolidated financial statements and schedule of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES included in this Annual Report on Form 10-K for the year ended December 31, 2002.


                                                /s/ McGladrey & Pullen, LLP

Elkhart, Indiana
January 24, 2003

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
December 31, 2002, 2001, and 2000

===========================================================================================================================
                                                 Balance At                             Deductions          Balance At
                                                  Beginning          Charged To            From               Close
                                                  Of Period          Operations          Reserves           Of Period
---------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts
  - deducted from trade receiv-
  ables in the balance sheets:

2000                                                   $ 275,000          $ 641,676           $ 166,676          $ 750,000
                                             ==============================================================================

2001                                                   $ 750,000          $ 196,195           $ 771,195          $ 175,000
                                             ==============================================================================

2002                                                   $ 175,000        $ 1,762,297         $ 1,637,297          $ 300,000
                                             ==============================================================================


Allowance for restructuring
  charges - in accrued
  liabilities in the balance
  sheets:

2000                                                         $ -          $ 714,598           $ 588,598          $ 126,000
                                             ==============================================================================

2001                                                   $ 126,000          $ 423,617           $ 141,617          $ 408,000
                                             ==============================================================================

2002                                                   $ 126,000          $ 269,180           $ 395,180                $ -
                                             ==============================================================================

                                INDEX TO EXHIBITS

Exhibit Number                            Exhibits
--------------                            --------

     3(a) -Amended Articles of Incorporation of the Company as further amended (filed as Exhibit 3(a) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference)
                   ...........

     3(b) -By-Laws of the Company (filed as Exhibit 3(b) to the Company's Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

     3(c) - Preferred Share Purchase Rights Agreement (filed April 3, 1996 on Form 8-A and incorporated herein by reference).........

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

     10(r) -Credit Agreement dated as of January 28, 2000 among the Company, Bank One, Indiana, N.A. (filed as Exhibit 10(r) to the Company's Form 10-K for the fiscal year ended December
                   31, 2000 and incorporated herein by reference)..........
                   10(s) -Commercial Lease dated August 1, 2001 between Mervin
                   D. Lung Building Company, Inc., as lessor, and the company, as lessee (filed as Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference) ........

     10(t)** -Commercial Lease dated October 1, 2002 between M. D. Lung, Inc., as lessor, and the company, as lessee (filed as Exhibit 10(t) to the Company's Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference)..........

     12**          -Computation of Operating Ratios ...........

     99.1**        -Certification pursuant to 18 U.S.C. Section 1350.........

     23            -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-21) .....


 *Management contract or compensatory plan or arrangement
**Filed herewith