Form 10-Q
period 2003-03-31
PATRICK INDUSTRIES INC
filed 2003-05-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
                                       OR

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
Yes   X     No
    ----        ----

Indicate by check mark whether the registrant is an accelerated filer.
Yes            No    X
    ----            ----

Shares of Common Stock Outstanding as of April 30, 2003:  4,584,261.

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                       Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    March 31, 2003 & December 31, 2002                                      3

  Unaudited Condensed Statements of Operations
    Three Months Ended March 31, 2003 & 2002                                4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 2003 & 2002                                5

  Notes to Unaudited Condensed Financial Statements                       6-7

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  8-13

PART II:  Other Information                                                14

  Signatures                                                               15

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                                          (Unaudited)
                                                                            MARCH 31               DECEMBER 31
                                                                               2003                    2002
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $ 1,789,788          $ 3,552,232
  Trade receivables                                                           17,519,590           11,544,753
  Inventories                                                                 31,906,271           32,091,945
  Income tax refund claims receivable                                          1,053,500            1,592,551
  Prepaid expenses                                                             1,323,584              849,344
  Deferred tax assets                                                          1,981,000            1,981,000
                                                                             -----------          -----------
         Total current assets                                                 55,573,733           51,611,825
                                                                             -----------          -----------

PROPERTY AND EQUIPMENT, at cost                                               92,004,818           91,499,922
  Less accumulated depreciation                                               60,583,258           59,583,325
                                                                             -----------          -----------
                                                                              31,421,560           31,916,597
                                                                             -----------          -----------

INTANGIBLE AND OTHER ASSETS                                                    2,751,382            2,937,438
                                                                             -----------          -----------

         Total assets                                                        $89,746,675          $86,465,860
                                                                             ===========          ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                       $ 3,671,428          $ 3,671,428
  Accounts payable                                                            10,573,533            5,822,511
  Accrued liabilities                                                          3,462,304            3,552,574
                                                                             -----------          -----------
         Total current liabilities                                            17,707,265           13,046,513
                                                                             -----------          -----------

LONG-TERM DEBT, less current maturities                                       11,442,860           11,442,860
                                                                             -----------          -----------

DEFERRED COMPENSATION OBLIGATIONS                                              2,174,765            2,176,577
                                                                             -----------          -----------

DEFERRED TAX LIABILITIES                                                         226,224              521,000

         Total liabilities                                                   $31,551,114          $27,186,950
                                                                             -----------          -----------

SHAREHOLDERS' EQUITY
  Common stock                                                                18,028,833           18,028,833
  Retained earnings                                                           40,166,728           41,250,077
                                                                             -----------          -----------
         Total shareholders' equity                                           58,195,561           59,278,910
                                                                             -----------          -----------

         Total liabilities and shareholders' equity                          $89,746,675          $86,465,860
                                                                             ===========          ===========

See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31

                                                                 2003                   2002

NET SALES                                                    $ 67,285,080           $ 75,242,789
                                                             ------------           ------------

COST AND EXPENSES
  Cost of goods sold                                           60,213,755             65,506,487
  Warehouse and delivery expenses                               3,193,773              3,425,023
  Selling, general, and administrative expenses                 5,171,372              5,630,312
  Interest expense, net                                           193,950                231,407
                                                             ------------           ------------
                                                               68,772,850             74,793,229
                                                             ------------           ------------


INCOME (LOSS) BEFORE INCOME TAXES                              (1,487,770)               449,560

INCOME TAXES (CREDIT)                                            (587,700)               179,800
                                                             ------------           ------------

NET INCOME (LOSS)                                            $   (900,070)          $    269,760
                                                             ============           ============


BASIC AND DILUTED EARNINGS (LOSS)
         PER COMMON SHARE                                    $       (.20)          $        .06
                                                             ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      4,584,261              4,529,770


See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                   2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $  (900,070)          $   269,760
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               1,442,114             1,658,442
    (Gain) on sale of fixed assets                                (13,376)               (3,666)
    Deferred income taxes                                        (294,776)                - - -
    Other                                                          70,500               233,270

Change in assets and liabilities:
    Decrease (increase) in:
          Trade receivables                                    (5,974,837)           (7,111,897)
          Inventories                                             185,674              (187,223)
          Income tax refund claims receivable                     539,051                 - - -
          Prepaid expenses                                       (474,240)               15,297
    Increase (decrease) in:
          Accounts payable and accrued liabilities              4,900,752             4,681,099
          Income taxes payable                                   (240,000)              235,658
                                                              -----------           -----------
             Net cash (used in) operating activities             (759,208)             (209,260)
                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                           (828,187)             (391,580)
  Proceeds from sale of fixed assets                               16,370                31,152
  Other                                                            67,488                33,547
                                                              -----------           -----------
             Net cash (used in) investing activities             (744,329)             (326,881)
                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on deferred compensation                               (72,312)              (58,812)
  Proceeds from sale of common stock                                - - -                11,484
  Cash dividends paid                                            (183,279)             (181,065)
  Other                                                            (3,316)               (2,900)
                                                              -----------           -----------
             Net cash (used In) financing activities             (258,907)             (231,293)
                                                              -----------           -----------

             (Decrease) in cash and cash equivalents           (1,762,444)             (767,434)

Cash and cash equivalents, beginning                            3,552,232             5,914,283
                                                              -----------           -----------

Cash and cash equivalents, ending                             $ 1,789,788           $ 5,146,849
                                                              ===========           ===========

Cash Payments for:
  Interest                                                    $   323,250           $   407,517
  Income taxes                                                      6,282                 4,142

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Company's December 31, 2002 audited financial statements. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 2003 and December 31, 2002 consist of the following classes:

                                                     March 31        December 31
                                                        2003              2002
                                                   -----------       -----------
              Raw materials                       $20,483,506       $20,756,789
              Work in process                       1,889,302         1,625,099
              Finished goods                        3,874,234         4,190,366
                                                  -----------       -----------
                 Total manufactured goods          26,247,042        26,572,254
              Distribution products                 5,659,229         5,519,691
                                                  -----------       -----------
                 TOTAL INVENTORIES                $31,906,271       $32,091,945
                                                  ===========       ===========

         Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4. Income (loss) per common share for the three months ended March 31, 2003 and 2002 have been computed based on the weighted average common shares outstanding of 4,584,261 and 4,529,770 respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

         Dividends per common share for the three months ended March 31, 2003 and 2002 were $.04 per share.

5. The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation:


                                                                    Three Months Ended March 31
                                                                       2003                  2002
                                                                -------------------------------------
             Net income (loss):
                  As reported                                   $ (900,070)           $     269,760
                    Deduct total stock-based employee
                      compensation expense determined
                      under fair value based method for
                      all rewards net of related tax effects       (38,039)                 (37,675)
                                                                -------------------------------------

                  Pro forma                                     $ (938,109)           $     232,085
                                                                =====================================

             Basic earnings (loss) per share:
                  As reported                                   $    (0.20)           $        0.06
                  Pro forma                                          (0.20)                    0.05

             Diluted earnings (loss) per share:
                  As reported                                   $    (0.20)           $        0.06
                  Pro forma                                          (0.20)                    0.05



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

Other - Includes aluminum extrusion and fabricating, an adhesive division, a pleated shade division, and a machine manufacturing division.

The table below presents unaudited information about the revenue and operating income of those segments:


                                                                            THREE MONTHS ENDED MARCH 31, 2003
                                                                            ---------------------------------

                                Laminating         Distribution            Wood              Other                 Segment Total
                                ----------         ------------            ----              -----                 -------------

Net outside sales               $33,227,540        $20,161,779        $6,724,142           $7,171,619              $67,285,080
Intersegment sales                1,721,582            206,390           108,808            1,892,135                3,928,915
                                -----------        -----------        ----------           ----------              -----------
   Total sales                  $34,949,122        $20,368,169        $6,832,950           $9,063,754              $71,213,995*
                                -----------        -----------        ----------           ----------              -----------

EBIT (loss)**                      (98,923)             57,355         (803,121)             (20,046)                (864,735)

Total assets                    $34,826,912        $10,859,332        $5,232,903           $7,268,770              $58,187,917

                                                                             THREE MONTHS ENDED MARCH 31, 2002
                                                                             ---------------------------------

Net outside sales               $34,364,744        $25,645,520        $8,242,519           $6,990,006              $75,242,789
Intersegment sales                1,584,646            198,420           194,678            2,532,834                4,510,578
                                -----------        -----------        ----------           ----------              -----------
   Total sales                  $35,949,390        $25,843,940        $8,437,197           $9,522,840              $79,753,367*
                                -----------        -----------        ----------           ----------              -----------

EBIT (loss)**                  $  1,123,190      $     107,700       $  (15,415)         $     87,793             $  1,303,268

Total assets                    $32,892,571        $13,787,582        $6,139,067           $7,721,635              $60,540,855



Reconciliation of segment operating income to consolidated operating income

                                                 2003               2002

EBIT** for segments                        $   (864,735)      $1,303,268
Corporate incentive agreements                  306,019          413,901
Consolidation reclassifications                  54,036           41,515
Gain on sale of property
      and equipment                              13,376            3,666
Unallocated corporate expenses                 (812,135)        (830,514)
Other                                             9,619         (250,869)

   Consolidated EBIT**                     $ (1,293,820)      $  680,967

    *Does not agree to Financial Statements due to consolidation eliminations. **Earnings (loss) before interest and taxes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         After coming off a fairly positive 2002 year, with the exception of a few items including the Oakwood Homes Corporation bankruptcy filing, the three month period ended March 31, 2003 was a difficult quarter for the Company. Conditions in the Manufactured Housing and Recreational Vehicle Industries, which represent approximately 72% of the Company's sales at March 31, 2003 and are the primary industries to which the Company serves, continued to be affected by the stagnant economy and the events in the Middle East. The Company's sales for the first quarter of 2003 were off more than 10.5% and significant competitive pricing situations in these two industries resulted in higher cost of goods sold and reduced gross profits.
         The Manufactured Housing Industry continued to struggle with problems related to high repossessed inventory levels and the lack of available financing alternatives. Shipments in this industry for the first quarter of 2003 are down more than 26% from the 2002 levels and more than 65% from the levels attained in the first quarter of 1999, which was a near record shipment year for the industry and a record sales year for the Company. Current twelve month shipment estimates for calendar 2003 are projected at between 145,000 and 155,000 units, which indicates a range of continued decline between 8% and 14% down from the 2002 levels.
         The Recreational Vehicle Industry saw January shipments come in at levels more than 18% ahead of those achieved in 2002. As conflict in the Middle East became more evident, consumer confidence declined and shipments for February and March, 2003 tailed off resulting in an approximate 8% growth in shipments from the levels attained in the first quarter of 2002. Overall consumer confidence rebounded in April providing Recreational Vehicle manufacturers with hope that the year may still reach shipment levels between 10% and 15% ahead of 2002.
         The Company continued its efforts with regards to diversifying into the Industrial and Other markets where longer production runs contribute to increased operating efficiencies and improved gross margins as well as reducing the Company's reliance on the Manufactured Housing and Recreational Vehicle Industries.
         While conditions in these industries are uncertain at the present time, the Company has continued to make significant cost cutting measures in order to keep costs aligned with revenues and operate more efficiently at these reduced volumes. These efforts are ongoing as are efforts related to strategic sales growth, new product introductions, and potential acquisitions in order to grow the business and further allow the Company to position itself to take advantage of a rebound in the industries to which it serves.

         The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                           Quarter Ended
                                                              March 31,
                                                           2003       2002

         Net sales                                        100.0%     100.0%
         Cost of sales                                     89.5       87.1
         Gross profit                                      10.5       12.9
         Warehouse and delivery                             4.7        4.6
         Selling, general & administrative                  7.7        7.5
         Operating income (loss)                           (1.9)       0.9
         Income taxes (credits)                            (0.9)       0.2
         Net income (loss)                                 (1.3)       0.4


RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

         Net Sales. Net sales decreased approximately $7.9 million, or 10.6%, from $75.2 million for the quarter ended March 31, 2002 to $67.3 million for the quarter ended March 31, 2003. This decrease is attributable to an approximate 26% decrease in units shipped in the Manufactured Housing Industry, which represents approximately 39% of the Company's sales. Shipments in the Recreational Vehicle Industry, which represents an additional 33% of the Company's sales, were up more than 7% and helped to offset the continued declines experienced by the Manufactured Housing Industry. The Company continued its penetration into the Industrial and Other markets, which represent the remaining 28% of the first quarter 2003 net sales.

         Gross Profit. Gross profit decreased approximately $2.6 million, or 27.4%, from $9.7 million in 2002 to $7.1 million in 2003. As a percentage of net sales, gross profit decreased by approximately 2.4%. Significant competitive pricing pressures have forced the Company to reduce selling prices resulting in decreased margins. Additionally, certain fixed costs have remained constant in this period of declining sales volume.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased approximately $0.2 million, from $3.4 million for the first quarter of 2002 to $3.2 million in the same period in 2003. As a percentage of net sales, warehouse and delivery expenses increased slightly from 4.6% in 2002 to 4.7% in 2003. The Company has continued to reduce its fleet size from the previous year as well as gaining operating efficiencies by consolidating shipments and attempting to ship more full truckloads. These efforts have been offset by increased gasoline prices and delivery surcharges from the trucking companies.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.4 million, or 8.2%, from $5.6 million in the quarter ending March 31, 2002 to $5.2 million for the quarter ending March 31, 2003. As a percentage of net sales, selling, general, and administrative expenses increased 0.2%, from 7.5% the first quarter of 2002 to 7.7% in the first quarter of 2003. The decreases in dollars is attributable to the Company continuing to make significant strategic cost cutting measures resulting in reduced fixed expenses. These efforts are ongoing and continue to be a priority for the Company to keep costs aligned with revenues.

         Operating Income (Loss). The Company experienced an operating loss of $1.3 million in the first quarter of 2003 compared to operating income of $0.7 million in the first quarter of 2002. The decrease in operating income is due to the factors described above.

         Interest Expenses, Net. Interest expense, net of interest income decreased 16.2%, or $37,000, from $231,000 in the first quarter of 2002 to $194,000 in the first quarter of 2003. The decrease is attributable to lower long term debt levels and a corresponding decrease in interest rates on the variable rate debt from the previous year.

         Net Income (Loss). The Company reported a net loss of $0.9 million in the first quarter of 2003 compared to net income of $0.3 million for the first quarter of 2002. The decrease in net income is attributable to the factors described above.


Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

         Net Sales. Net sales increased $6.9 million, or 10.2%, from $68.3 million for the quarter ended March 31, 2001 to $75.2 million for the quarter ended March 31, 2002. This increase is attributable to an approximate 8% increase in units shipped in the Recreational Vehicle industry coupled by a change in the sales mix of core industries to which the Company supplies. The Company's sales to the Manufactured Housing, Recreational Vehicle, and other industries was 47%, 28%, and 25%, respectively, for the quarter ended March 31, 2002. At December 31, 2001 the Company's sales to these industries was 51%, 24%, and 25%, respectively.

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

         Operating Income (Loss). The Company experienced operating income of $0.7 million in the first quarter of 2002 compared to an operating loss of $2.7 million in the first quarter of 2001. The increase in operating income is due to the factors described above.

         Interest Expense, Net. Interest expense, net of interest income decreased 2.7%, or $7,000 from $238,000 in the first quarter of 2001 to $231,000 in the first quarter of 2002. The slight change represents a decrease in interest expense due to lower long term debt levels and a corresponding decrease in interest income due to the declining interest rates over the past year on funds invested.

         Net Income (Loss). The Company had net income of $0.3 million for the first quarter of 2002 compared to a net loss of $1.7 million in the first quarter of 2001. The increase in net income is attributable to the factors described above.



BUSINESS SEGMENTS

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Laminating Segment Discussion

         Net sales decreased by 2.8%, or $1.0 million, from $35.9 million in quarter ended March 31, 2002 to $34.9 million in the same period in 2003. This decrease is attributable to the approximate 26% decrease in units shipped in the Manufactured Housing Industry coupled with an increase in shipments in the Recreational Vehicle Industry of approximately 8%. Additionally, increased penetration into the Industrial and Other markets has helped to offset the continued declines in the Manufactured Housing Industry.
         EBIT decreased $1.2 million from an income of $1.1 million in the first quarter of 2002 to a loss of $0.1 million in the first quarter of 2003. This decrease is attributable to significant competitive pricing pressures forcing certain operations in this segment to reduce selling prices resulting in lower gross margins.

Distribution Segment Discussion

         Net sales decreased $5.5 million, or 21.2%, from $25.8 million in the first quarter of 2002 to $20.3 million in the first quarter of 2003. This decrease is attributable to an approximate 26% decrease in shipments in the Manufactured Housing Industry, which is the primary market this segment serves.
         EBIT decreased $50,000, from income of $108,000 in the first quarter of 2002 to income of $58,000 in the first quarter of 2003. The decrease in operating income is due to reduced sales volume.

Wood Segment Discussion

         Net sales decreased $1.6 million, or 19%, from $8.4 million in the first quarter of 2002 to $6.8 million in the first quarter of 2003. This decrease is attributable to the closing of one of the business units in this segment in 2002.
         The operating loss in this segment increased from a loss of $15,000 in the first quarter of 2002 to a loss of $800,000 in the first quarter of 2003. Production inefficiencies and labor problems continue to plague one of the operating units in this segment, which was profitable in the first quarter of 2002, as a result of a change in raw material required by one of its major customers which occurred in the fourth quarter of 2002. Losses are expected to continue through at least the second quarter while the Company strategically moves away from the use of this product at the expense of reduced sales volume. Additionally, another operating unit in this segment continues to post losses as a result of not having enough sales volume to cover the overhead expenses associated with its operating facility.

Other Segment Discussion

         Net sales in the Other segment decreased 4.8%, or $0.4 million, from $9.5 million in the quarter ending March 31, 2002 to $9.1 million in the quarter ending March 31, 2003. This decline is due to the decrease in units shipped in the Manufactured Housing Industry of more than 26% from the first quarter of 2002 to the first quarter of 2003.
         Operating income in this segment decreased from an income of $88,000 in the first quarter of 2002 to an operating loss of $20,000 in the first quarter of 2003. This decrease is attributable to reduced margins as a result of decreased sales volume in certain operating units in this segment.


Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Laminating Segment Discussion

         Net sales increased by 12.0%, or $3.8 million, from $32.1 million in quarter ended March 31, 2001 to $35.9 million in the same period in 2002. This increase is attributable to the approximate 8% increase in units shipped in the Recreational Vehicle industry coupled with an increase in sales as a result of consolidating certain business units into this segment in 2001.
         EBIT increased $1.5 million from a loss of $0.4 million in the first quarter of 2001 to income of $1.1 million in the first quarter of 2002. This increase is attributable to increased sales as well as the strategic cost cutting measures that the Company took in 2000 and 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.
           The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,428 that began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.
           The Company has a secured bank revolving credit agreement that provides loan availability of $10,000,000 with maturity in the year 2006.
           Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with.
           The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, normal recurring capital expenditures, and common stock repurchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.

         A summary of our contractual cash obligations remaining at March 31, 2003 and for the twelve month periods ending 2004 through 2007 is as follows:


                                        --------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                        --------------------------------------------------------------------------------------------
---------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL            2003            2004            2005           2006            2007
--------------------------------------- -------------- -------------- --------------- --------------- -------------- ---------------

                                        -------------- -------------- --------------- --------------- -------------- ---------------
Long-term debt, including interest
at variable rates**                        $5,636,050     $1,200,700      $1,214,950      $1,194,050     $1,173,150        $853,200
                                        -------------- -------------- --------------- --------------- -------------- ---------------
Long-term debt, including interest
at fixed rates**                           $8,481,539     $2,914,864      $2,871,021      $2,695,654             $0              $0
                                        -------------- -------------- --------------- --------------- -------------- ---------------
Operating Leases                           $2,997,156     $1,451,056        $984,229        $250,461       $198,736        $112,674
                                        -------------- -------------- --------------- --------------- -------------- ---------------
  Total contractual cash obligations      $17,114,745     $5,566,620      $5,070,200      $4,140,165     $1,371,886        $965,874
                                        -------------- -------------- --------------- --------------- -------------- ---------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2002 annual interest rate of 1.90% for the Industrial Revenue Bonds.


         We also have a commercial commitment as described below:

------------------------ ------------------ ------------------ -----------------
     OTHER COMMERCIAL       TOTAL AMOUNT        OUTSTANDING         DATE OF
        COMMITMENT           COMMITTED          AT 03/31/03        EXPIRATION
------------------------ ------------------ ------------------ -----------------
       Line of Credit        $10,000,000              $0           May 31, 2006
------------------------ ------------------ ------------------ -----------------

         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2003.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

         Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $300,000 should be adequate for any exposure to loss in our March 31, 2003 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the quarter ended March 31, 2003.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to interest rate changes on its debt. Long term debt includes $7,714,288 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in the Liquidity and Capital Resources section of this report.

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

PART II: OTHER INFORMATION

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

             None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 99.1 Certification of Chief Executive Officer and Chief Financial Officer

         (b)     Reports on Form 8-K

                 April 29, 2003
                               Item 9.  Regulation FD Disclosure
                                        Press Release dated April 24, 2003
                                        announcing first quarter 2003 earnings

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       PATRICK INDUSTRIES, INC.
                                                       (Company)





Date               May 12, 2003                         /S/Harold E. Wyland
         ------------------------------                -------------------------
                                                       Harold E. Wyland
                                                       (Chairman of the Board)





Date               May 12, 2003                        /S/David D. Lung
         ------------------------------                -------------------------
                                                       David D. Lung
                                                       (President)
                                                       (Chief Executive Officer)





Date               May 12, 2003                        /S/Andy L. Nemeth
         ------------------------------                -------------------------
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



Date     May 12        , 2003                          /S/David D. Lung
         --------------                                -------------------------
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


Date     May 12        , 2003                          /S/Andy L. Nemeth
         --------------                                -------------------------
                                                       Andy L. Nemeth
                                                       (Secretary-Treasurer)
                                                       (Chief Financial Officer)