Form 10-Q
period 2003-06-30
PATRICK INDUSTRIES INC
filed 2003-08-14
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
                                       OR

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
Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer.
Yes         No    X

Shares of Common Stock Outstanding as of July 31, 2003:  4,616,886

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART I:  Financial Information

  Unaudited Condensed Balance Sheets
    June 30, 2003 & December 31, 2002                                         3

  Unaudited Condensed Statements of Operations
    Three Months Ended June 30, 2003 & 2002, and
    Six Months Ended June 30, 2003 & 2002                                     4

  Unaudited Condensed Statements of Cash Flows
    Six Months Ended June 30, 2003 & 2002                                     5

  Notes to Unaudited Condensed Financial Statements                           6

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                      10

PART II:  Other Information                                                  20

  Signatures                                                                 21

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS


                                                                        (Unaudited)
                                                                          JUNE 30        DECEMBER 31
                                                                            2003            2002


             ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $ 4,657,525     $ 3,552,232
    Trade receivables                                                    19,176,205      11,544,753
    Inventories                                                          30,389,418      32,091,945
    Income tax refund claims receivable                                     285,298       1,592,551
    Prepaid expenses                                                        763,352         849,344
    Deferred tax assets                                                   1,981,000       1,981,000
                                                                        -----------     -----------
             Total current assets                                        57,252,798      51,611,825
                                                                        -----------     -----------

PROPERTY AND EQUIPMENT, at cost                                          92,010,981      91,499,922
             Less accumulated depreciation                               60,996,906      59,583,325
                                                                        -----------     -----------
                                                                         31,014,075      31,916,597
                                                                        -----------     -----------

INTANGIBLE AND OTHER ASSETS                                               2,675,197       2,937,438
                                                                        -----------     -----------
             Total assets                                               $90,942,070     $86,465,860
                                                                        ===========     ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                $ 3,671,428     $ 3,671,428
    Accounts payable                                                     10,988,342       5,822,511
    Accrued liabilities                                                   4,234,187       3,552,574
                                                                        -----------     -----------
             Total current liabilities                                   18,893,957      13,046,513
                                                                        -----------     -----------

LONG-TERM DEBT, less current maturities                                  11,442,860      11,442,860
                                                                        -----------     -----------
DEFERRED COMPENSATION OBLIGATIONS                                         2,172,953       2,176,577
                                                                        -----------     -----------
DEFERRED TAX LIABILITIES                                                    132,669         521,000
                                                                        -----------     -----------

             Total liabilities                                          $32,642,439     $27,186,950
                                                                        -----------     -----------

SHAREHOLDERS' EQUITY
    Common stock                                                         18,107,433      18,028,833
    Retained earnings                                                    40,192,198      41,250,077
                                                                        -----------     -----------
             Total shareholders' equity                                  58,299,631      59,278,910
                                                                        -----------     -----------

             Total liabilities and shareholders' equity                 $90,942,070     $86,465,860
                                                                        ===========     ===========

See accompanying Notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30                                JUNE 30

                                                            2003                 2002                 2003          2002

NET SALES                                              $  70,949,945        $  82,566,743      $  138,235,025   $157,809,532
                                                       -------------        -------------      --------------   ------------

COST AND EXPENSES
      Cost of goods sold                                  62,388,252           71,712,567         122,602,007    137,219,054
      Warehouse and delivery expenses                      3,195,977            3,634,000           6,389,750      7,059,023
      Selling, general, and administrative expenses        5,133,407            5,611,363          10,304,779     11,241,675
      Restructuring charges                                    - - -              269,180               - - -        269,180
      Interest expense, net                                  190,139              279,343             384,089        510,750
                                                       -------------        -------------      --------------   ------------
                                                          70,907,775           81,506,453         139,680,625    156,299,682
                                                       -------------        -------------      --------------   ------------


INCOME (LOSS) BEFORE INCOME TAXES                             42,170            1,060,290          (1,445,600)     1,509,850

INCOME TAXES (CREDIT)                                         16,700              424,200            (571,000)       604,000
                                                       -------------        -------------      --------------   ------------

NET INCOME (LOSS)                                      $      25,470        $     636,090      $     (874,600)  $   905,850
                                                       =============        =============      ==============   ===========


BASIC AND DILUTED EARNINGS (LOSS)
      PER COMMON SHARE                                 $         .01        $         .14      $         (.19)  $        .20
                                                       =============        =============      ==============   ============

DIVIDENDS PER SHARE                                    $         .00        $         .04      $          .04   $        .08
                                                       =============        =============      ==============   ============

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                   4,590,327            4,544,015           4,587,311      4,536,932


See accompanying Notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                             JUNE 30
                                                                          2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $  (874,600)     $   905,850
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                    2,869,752        3,234,981
    (Gain) on sale of fixed assets                                      (90,695)          (3,616)
     Deferred income taxes                                             (388,331)        (548,839)
     Other                                                              141,000          384,770

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                         (7,631,452)      (9,052,869)
           Inventories                                                1,702,527       (2,974,815)
           Income tax refund claims receivable                        1,307,253        3,036,230
           Prepaid expenses                                              85,992          385,600
       Increase (decrease) in:
           Accounts payable and accrued liabilities                   6,087,444        6,843,205
           Income taxes payable                                        (240,000)         400,794
                                                                    -----------      -----------
               Net cash provided by operating activities              2,968,890        2,611,291
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                               (1,775,107)      (2,865,761)
  Proceeds from sale of fixed assets                                    117,987           37,753
  Other                                                                 124,742           66,301
                                                                    -----------      -----------
               Net cash (used in) investing activities               (1,532,378)      (2,761,707)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on deferred compensation                                    (144,624)        (117,624)
  Proceeds from sale of common stock                                      - - -           15,128
  Cash dividends paid                                                  (183,279)        (363,163)
  Other                                                                  (3,316)          (2,900)
                                                                    -----------      -----------
               Net cash (used in) financing activities                 (331,219)        (468,559)
                                                                    -----------      -----------

               Increase (decrease) in cash and cash equivalents       1,105,293         (618,975)

Cash and cash equivalents, beginning                                  3,552,232        5,914,283
                                                                    -----------      -----------

Cash and cash equivalents, ending                                   $ 4,657,525      $ 5,295,308
                                                                    ===========      ===========

Cash Payments for:
  Interest                                                          $   384,289      $   507,600
  Income taxes                                                           57,168           24,107

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for restructuring charges as discussed in Note 5) necessary to present fairly financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three months and the six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on June 30, 2003 and December 31, 2002 consist of the following classes:
                                                         June 30     December 31
                                                           2003         2002
                                                           ----         ----
                  Raw materials                       $18,875,364    $20,756,789
                  Work in process                       1,899,683      1,625,099
                  Finished goods                        4,054,449      4,190,366
                                                      -----------    -----------
                        Total manufactured goods       24,829,496     26,572,254
                  Distribution products                 5,559,922      5,519,691
                                                      -----------    -----------

                        TOTAL INVENTORIES             $30,389,418    $32,091,945
                                                      ===========    ===========

     The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. Income (loss) per common share for the six months ended June 30, 2003 and 2002 has been computed based on the weighted average common shares outstanding of 4,587,311 and 4,536,932, respectively. Stock options outstanding are immaterial and had no effect on earnings per share.

     Dividends per common share for the quarter ending June 30, 2003 and 2002 were $.00 and $.04 per share respectively. This resulted in total dividends for the six month period ending June 30, 2003 and 2002 of $.04 and $.08 per share, respectively.

5. In June, 2002, the Company recorded a restructuring charge based on the decision to close one of its cabinet door manufacturing facilities and consolidate its operation into another facility. The Company recorded estimated and actual costs related to this restructuring of $269,180, or $.04 per share.

6.   Delayed adoption of accounting standard:
     The FASB has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply Statement No. 150 for the period beginning on July 1, 2003. The Company presently does not have any freestanding financial instruments which will be affected by the application of Statement No. 150.

7. The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation:


                                                                 Six Months Ended June 30
                                                                2003                  2002
                                                          ------------------------------------
        Net income (loss):
             As reported                                   $ (874,600)          $     905,850
               Deduct total stock-based employee
                 compensation expense determined
                 under fair value based method for
                 all rewards net of related tax effects       (76,000)                (76,078)
                                                           ------------------------------------

             Pro forma                                     $ (950,600)          $     829,772
                                                           ==================================

        Basic earnings (loss) per share:
             As reported                                   $    (0.19)          $        0.20
             Pro forma                                          (0.21)                   0.18

        Diluted earnings (loss) per share:
             As reported                                   $    (0.19)          $        0.20
             Pro forma                                          (0.21)                   0.18


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

       The table below presents unaudited information about the revenue and operating income of those segments:


                                                                     THREE MONTHS ENDED JUNE 30, 2003
                                                                     --------------------------------

                                                                                                            SEGMENT
                              LAMINATING       DISTRIBUTION       WOOD                OTHER                 TOTAL
                              ----------       ------------       ----                -----                 -----

Net outside sales        $ 35,188,555          $ 22,766,977       $   6,529,057       $   6,465,356         $ 70,949,945
Intersegment sales          1,571,960               151,118             161,325           2,137,509            4,021,912
                         -----------------------------------------------------------------------------------------------
   Total sales           $ 36,760,515          $ 22,918,095       $   6,690,382       $   8,602,865         $ 74,971,857*
                         -----------------------------------------------------------------------------------------------

Operating
  income (loss)          $    602,354          $    278,661       $    (335,332)      $     179,763         $    725,446


                                                                     THREE MONTHS ENDED JUNE 30, 2002
                                                                     --------------------------------

Net outside sales        $ 37,109,896          $ 29,389,085       $   8,469,644       $   7,598,118         $ 82,566,743
Intersegment sales          1,670,621               183,681             218,512           2,907,764            4,980,578
                         -----------------------------------------------------------------------------------------------
   Total sales           $ 38,780,517          $ 29,572,766       $   8,688,156       $  10,505,882         $ 87,547,321*

                         -----------------------------------------------------------------------------------------------
Operating
  income (loss)          $  1,243,116          $    665,428       $    (118,754)      $     227,541         $  2,017,331



                                                                     SIX MONTHS ENDED JUNE 30, 2003
                                                                     ------------------------------

                                                                                                            SEGMENT
                         LAMINATING            DISTRIBUTION       WOOD                OTHER                 TOTAL
                         ----------            ------------       ----                -----                 -----

Net outside sales        $ 68,416,095          $ 42,928,756       $  13,253,199       $  13,636,975         $138,235,025
Intersegment sales          3,293,542               357,508             270,133           4,029,644            7,950,827
                         -----------------------------------------------------------------------------------------------
   Total sales           $ 71,709,637          $ 43,286,264       $  13,523,332       $  17,666,619         $146,185,852*
                         -----------------------------------------------------------------------------------------------

Operating
  income (loss)          $    503,431          $    336,016       $  (1,138,453)      $     159,717         $   (139,289)

Total assets             $ 33,999,331          $ 11,427,991       $   3,794,614       $   6,262,237         $  55,484,173


                                                                     SIX MONTHS ENDED JUNE 30, 2002
                                                                     ------------------------------

Net outside sales        $ 71,474,640          $ 55,034,605       $  16,712,163       $  14,588,124         $157,809,532
Intersegment sales          3,255,267               382,101             413,190           5,440,598            9,491,156
                         -----------------------------------------------------------------------------------------------
   Total sales           $ 74,729,907          $ 55,416,706       $  17,125,353       $  20,028,722         $167,300,688*
                         -----------------------------------------------------------------------------------------------



Operating
  income (loss)          $  2,366,306          $    773,128       $    (134,169)      $     315,334         $  3,320,599

Total assets             $ 33,880,287          $ 15,647,131       $   6,273,744       $   7,947,914         $ 63,749,076




Reconciliation of segment Operating income (loss) to consolidated Operating income (loss):


                                                       3 Months Ended                6  Months Ended
                                                           June 30,                     June 30,
                                                 2003            2002              2003             2002
                                                 ----            ----              ----             ----

Operating income (loss) for segments        $   725,446      $ 2,017,331      $  (139,289)     $ 3,320,599
Corporate incentive agreements                  300,000          322,500          606,019          736,401
Consolidation reclassifications                 146,433           36,089          200,469           77,604
Gain (loss) on sale of assets                    77,319              (49)          90,695            3,617
Restructuring charges                             - - -         (269,180)           - - -         (269,180)
Unallocated corporate expenses                 (809,833)        (547,736)      (1,621,968)      (1,378,250)
Other                                          (207,056)        (219,322)        (197,437)        (470,191)
                                            -----------      -----------      -----------      -----------

   Consolidated operating income (loss)     $   232,309      $ 1,339,633      $(1,061,511)     $ 2,020,600
                                            ===========      ===========      ===========      ===========


    *Does not agree to Financial Statements due to consolidation eliminations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       After coming off of a fairly positive 2002 year, with the exception of a few items including the Oakwood Homes Corporation bankruptcy filing, 2003 thus far has been a fairly difficult year for the Company. Conditions in the Manufactured Housing and Recreational Vehicles industries', which represent approximately 72% of the Company's sales at June 30, 2003 and are the primary industries the Company serves, continue to be affected by a stagnant economy. The end of the first quarter and the beginning of the second quarter of 2003 were impacted by the unstable situation in the Middle East and the War in Iraq. The Company's sales for the first quarter of 2003 were off more than 10% from the 2002 levels and second quarter sales were off more than 14%. Year to date through June 30, 2003, the Company's sales decreased more than 12% from the previous year.
       The Manufactured Housing Industry is entering its fifth year of this negative cycle as shipment levels began their fall in the middle of 1999. Shipments through June, 2003 were down approximately 26% from the same period in 2002 and down almost 65% from the 1998 year to date numbers. The significant declines in shipment levels and plant closings and consolidations have caused extremely competitive market pricing conditions resulting in reduced prices and gross profits. While this industry appears to have corrected its problems related to dealer and retail inventory levels, repossessed inventory levels, while declining, still remain high and the lack of available financing alternatives lingers on. Current twelve month shipment estimates for calendar 2003 are now projected at between 135,000 and 140,000 units, which indicates a range of continued decline of between 17% and 20% from the 2002 levels. There have been indications of new entrants into the Manufactured Housing financing arena, but little, if any, impact has been felt as of yet. Analysts are predicting that shipment improvements in this industry will begin in 2004.
       The Recreational Vehicle Industry saw January shipments come in at levels more than 18% ahead of those achieved in 2002. As conflict in the Middle East became more evident, consumer confidence declined and shipment levels began to trend downward. Overall consumer confidence rebounded in the second quarter providing certain Recreational Vehicle manufacturers with optimism that the year may still reach shipment levels between 10% and 15% ahead of 2002.
       The Company has continued its focus on diversifying into the Industrial and Other markets where longer production runs contribute to improved operating efficiencies and increased gross margins. Additionally, the Company wants to reduce its reliance on the Manufactured Housing and Recreational Vehicle industries. The Company's sales to these markets through June, 2003 were up more than 5% from the previous year.
       While conditions in the Manufactured Housing and Recreational Vehicle Industries remain uncertain at this time, the Company has continued to evaluate its overhead structure and make cost cutting adjustments where necessary in order to keep costs aligned with revenues and operate more efficiently at these reduced volumes. In conjunction with its strategic plan, however, the Company is continuing to invest in equipment improvements in other areas to enhance its market position and penetration. These efforts are ongoing as are efforts related to strategic sales growth, new product introductions, and potential acquisitions in order to grow the business and further allow the Company to position itself to take advantage of a rebound in the industries which it serves and has the potential to serve.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:


                                                  Three Months               Six Months
                                                  Ended June 30,            Ended June 30,
                                                 2003       2002           2003       2002

       Net sales                                 100.0%     100.0%         100.0%     100.0%
       Cost of sales                              87.9       86.9           88.7       86.9
       Gross profit                               12.1       13.1           11.3       13.1
       Warehouse and delivery                      4.5        4.4            4.6        4.5
       Selling, general, & administrative          7.2        6.8            7.5        7.1
       Restructuring charges                     - - -        0.3          - - -        0.2
       Operating income (loss)                     0.3        1.6           (0.8)       1.3
       Income (loss) before taxes                  0.1        1.3           (1.0)       1.0
       Income taxes (credits)                     (0.1)       0.5           (0.4)       0.4
       Net income (loss)                         - - -        0.8           (0.6)       0.6



RESULTS OF OPERATIONS

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

       Net Sales. Net sales decreased $11.7 million, or 14.1%, from $82.6 million in the quarter ending June 30, 2002 to $70.9 million in the same period in 2003. This decrease is attributable to a 25% decrease in shipments in the second quarter of 2003 in the Manufactured Housing Industry, which was partially offset by flat shipments in the Recreational Vehicle Industry and increases in sales to the Industrial and Other markets.

       Gross Profit. Gross profit decreased by $2.3 million, or 21.1%, from $10.9 million in the second quarter of 2002 to $8.6 million in the second quarter of 2003. As a percentage of net sales, gross profit decreased 1.0%, from 13.1% in the June, 2002 quarter to 12.1% in the June, 2003 quarter. These decreases in gross profits are due to significant competitive pricing situations in both the Manufactured Housing and Recreational Vehicle markets.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.4 million, or 12.1%, from $3.6 million in the quarter ended June 30, 2002 to $3.2 million in the same period in 2003. As a percentage of net sales, warehouse and delivery expenses increased slightly from 4.4% in 2002 to 4.5% in 2003. The decline in dollars and minimal increase in percentage of net sales is consistent with the Company's efforts to control costs in this area and keep costs aligned with revenues.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.5 million, or 8.5%, from $5.6 million in the 2002 second quarter to $5.1 million in the 2003 second quarter. As a percentage of net sales, selling, general, and administrative expenses increased 0.4%, from 6.8% in 2002 to 7.2% in 2003. The decrease in dollars is due to the Company continuing its efforts to control fixed costs in this area and keep costs aligned with revenues. The slight increase in percentage of net sales is due to the 14% decline in sales in the second quarter of 2003.

       Restructuring Charges. As discussed in Note 5, the Company recognized restructuring charges of $269,000 in the second quarter of 2002.

       Operating Income. Operating income decreased by $1.1 million, or 82.7%, from $1.3 million in the quarter ended June 30, 2002 to $0.2 million in the quarter ended June 30, 2003. The decrease in operating income is due primarily to the decrease in sales in the second quarter of 2003 coupled with significant competitive pricing conditions causing reduced prices and gross profits.

       Interest Expense, Net. Interest expense, net decreased by $89,000 as a result of a decrease in interest rates on the variable tax exempt bonds as well as reduced debt service requirements.

       Net Income. The Company recorded net income of $25,000 in the second quarter of 2003 compared to income of $636,000 in the second quarter of 2002. The decrease in net income is attributable to the factors described above.


Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

       Net Sales. Net sales increased $3.7 million, or 4.6%, from $78.9 million for the quarter ended June 30, 2001 to $82.6 million for the quarter ended June 30, 2002. This increase is attributable to an approximate 19% quarterly increase in units shipped in the Recreational Vehicle industry coupled by a change in the sales mix of core industries to which the Company serves. The Company's sales to the Manufactured Housing, Recreational Vehicle, and other industries was 47%, 30%, and 23%, respectively. At June 30, 2001 the Company's sales to these industries was 48%, 26%, and 26%, respectively.

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


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

       Net Sales. Net sales decreased $19.6 million, or 12.4%, from $157.8 million in the six months ended June 30, 2002 to $138.2 million in the same period in 2003. The decrease is attributable to an approximate 26% decrease in units shipped in the Manufactured Housing Industry which was offset by a 3% increase in shipments in the Recreational Vehicle Industry. The Company's sales for the first six months of 2003 are 40% to Manufactured Housing, 32% to Recreational Vehicle, and 28% to Other industries.

       Gross Profit. Gross Profit decreased $5.0 million, or 24.1%, from $20.6 million in 2002 to $15.6 million in 2003. As a percentage of net sales, gross profit decreased 1.7%, from 13.0% in 2002 to 11.3% in 2003. The decrease in gross profits both in dollars and as a percentage of net sales, is due to the decrease in sales as well as significant competitive market pricing conditions affecting both the Manufactured Housing and Recreational Vehicle industries.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.7 million, or 9.5%, from $7.1 million in 2002 to $6.4 million in 2003. As a percentage of net sales, warehouse and delivery expenses increased 0.1%, from 4.5% in 2002 to 4.6% in 2003. The Company has continued to reduce its fleet size from the previous year as well as gaining operating efficiencies by consolidating shipments and attempting to ship more full truckloads. These efforts have been offset by increased gasoline prices and delivery surcharges from the trucking companies.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.9 million, or 8.3%, from $11.2 million in 2002 to $10.3 million in 2003. As a percentage of net sales, selling, general, and administrative expenses increased 0.3% from 2002 to 2003. The decrease in dollars is due to the Company's cost reduction efforts and continued emphasis on reducing fixed costs and keeping costs aligned with revenues.

       Restructuring Charges. As discussed in Note 5, the Company recorded restructuring charges of $269,000 in the six months ended June 30, 2002.

       Operating Income (Loss). Operating income decreased by $3.1 million, from operating income of $2.0 million in 2002 to an operating loss of $1.1 million in 2003. The decrease in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net decreased by $127,000 due to decreased debt service levels and a corresponding decrease in interest rates on the variable rate debt from the previous year.

       Net Income (Loss). The Company reported a net loss of $0.9 million in the first six months of 2003 compared to net income of $0.9 million in the same period in 2002. The decrease is due to the factors described above.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

       Net Sales. Net sales increased $10.6 million, or 7.2%, from $147.2 million for the six months ended June 30, 2001 to $157.8 million for the six months ended June 30, 2002. This increase is attributable to an approximate 14% increase in units shipped in the Recreational Vehicle industry which was offset by an approximate 5% decrease in units shipped in the Manufactured Housing industry. The Company's sales for the first six months of 2002 are 47% to Manufactured Housing, 30% to Recreational Vehicle, and 23% to other industries.

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

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $92,000, or 1.3%, from $7.0 million for the six month period ended June 30, 2001 to $7.1 million for the same period in 2002. As a percentage of net sales, warehouse and delivery expenses decreased approximately 0.2%, from 4.7% in 2001 to 4.5% in 2002. The small increase in costs and the decrease as a percentage of net sales is due to increased sales levels allowing the Company to ship more full truckloads than in the previous year and a reduction in fleet size that the Company owns or leases.
       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $1.1 million, or 8.5%, from $12.3 million for the six months ended June 30, 2001 to $11.2 million for the same period in 2002.

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

       Operating Income (Loss). Operating income increased $4.1 million, from a loss of $2.1 million for the six months ended June 30, 2001 to income of $2.0 million for the six months ended June 30, 2002. The increase in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net increased $27,000 due to the Company earning less interest on funds invested due to the decline in interest rates over the past year.

       Net Income (Loss). The Company had net income of $0.9 million for the six months ended June 30, 2002 compared to a net loss of $1.5 million for the same period in 2001. This increase in net income is due to the factors described above.



BUSINESS SEGMENTS


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Laminating Segment Discussion

       Net sales decreased $2.0 million, or 5.2%, from $38.8 million in the 2002 second quarter to $36.8 million in the 2003 second quarter. The decrease in net sales is due to a 25% decrease in shipments in the Manufactured Housing Industry in the second quarter which was offset by increased sales to the Industrial and Other markets which account for approximately one third of the sales in this segment.
       Operating income decreased by $0.6 million, or 52%, from $1.2 million in the quarter ended June 30, 2002 to $0.6 million in the quarter ended June 30, 2003. The decrease is due to significant competitive pricing conditions affecting gross profits on sales to the Manufactured Housing and Recreational Vehicle industries.

Distribution Segment Discussion

       Net sales decreased by $6.6 million, or 23%, from $29.5 million in the 2002 second quarter to $22.9 million in the same period in 2003. This decrease is consistent with the 25% quarterly decrease in shipments in the Manufactured Housing Industry, which is the primary market that this segment serves.
       Operating income decreased $0.4 million, or 58%, as a result of the decreased sales volume for the quarter.

Wood Segment Discussion

       Net sales decreased $2.0 million, or 23%, from $8.7 million for the quarter ended June 30, 2002 to $6.7 million for the quarter ended June 30, 2003. Approximately $1.0 million of this decrease is due to the Company closing one of its cabinet door facilities in the second quarter of 2002. The remaining decrease is due primarily to the Company choosing to discontinue the production and sale to a particular customer of a specific raw material which caused production inefficiencies and labor problems throughout the fourth quarter of 2002 and the first quarter of 2003.
       Operating losses in this segment increased approximately $0.2 million from the 2002 second quarter as the phase-out of the inefficient product concluded in the second quarter of 2003.

Other Segment Discussion

       Net sales in this segment decreased approximately $1.9 million, or 18%, from $10.5 million in the second quarter of 2002 to $8.6 million in the second quarter of 2003. This decrease is due primarily to the Company selling one of its business units in this segment in late 2002.
       Operating income decreased 21%, from $228,000 in the second quarter of 2002 to $180,000 in the second quarter of 2003. This is due primarily to competitive market pricing conditions in the Manufactured Housing and Recreational Vehicle industries.


Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Laminating Segment Discussion

       Net sales in the laminating segment increased $3.5 million, or 10.0%, from $35.3 million for the quarter ended June 30, 2001 to $38.8 million for the quarter ended June 30, 2002. This increase in net sales is due to an approximate 19% increase in shipments in the Recreational Vehicle industry in the second quarter of 2002 compared to the same period in 2001. Shipments in the Manufactured Housing industry were down almost 10% for the same period.
       Operating income increased $1.0 million, from $0.2 million for the quarter ended June 30, 2001 to $1.2 million for the quarter ended June 30, 2002. This increase is due to the increased sales volume and the cost cutting measures that the Company has undertaken over the past two years to reduce fixed costs.

Distribution Segment Discussion

       Net sales increased $2.2 million, or 8.2%, from $27.3 million to $29.5 million for the quarters ended June 30, 2001 and 2002, respectively. This increase is due to market share gains in this segment.
       Operating income increased 22.2%, or $121,000, from $545,000 in the quarter ended June 30, 2001 to $666,000 in the same period in 2002. This increase is due to the increased sales volume.

Wood Segment Discussion

       Net sales increased $0.7 million, or 8.2%, from $8.0 million in the three month period ended June 30, 2001 to $8.7 million in the same period in 2002. This increase is consistent with the increase in units shipped in the Recreational Vehicle industry which is the major industry that this segment serves.
       Operating income decreased $232,000, from income of $113,000 for the quarter ended June 30, 2001 to a loss of $119,000 for the quarter ended June 30, 2002. This decrease is due to operating inefficiencies at one facility due to equipment problems and inefficiencies at another facility which is being consolidated into another operation.

Other Segment Discussion

       Net sales in this segment decreased $3.4 million, or 24.7%, from $13.9 million in the quarter ended June 30, 2001 to $10.5 million for the same period in 2002. This decrease is attributable to the closing and consolidation of two operations in this segment in 2001 as well as the almost 10% decrease in sales in the Manufactured Housing industry for the three month period ended June 30, 2002.
       Operating income decreased $116,000, or 33.9%, from $344,000 in the quarter ended June 30, 2001 to $228,000 in the quarter ended June 30, 2002. This decrease is attributable to an approximate 83% decline in sales in one of the operating units in this segment.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Laminating Segment Discussion

       Net sales decreased $3.0 million, or 4.0%, from $74.7 million in 2002 to $71.7 million in 2003. This decrease is due primarily to the 26% decrease in units shipped in the Manufactured Housing Industry in the first six months of 2003. These sales decreases were offset by the 3% increase in units shipped in the Recreational Vehicle Industry and increases in sales to the Industrial and Other markets by the operations in this segment.
       Operating income decreased $1.9 million, or almost 79%, due primarily to significant competitive pricing situations in the Manufactured Housing and Recreational Vehicle industries.

Distribution Segment Discussion

       Net sales decreased $12.1 million, or 21.9%, from $55.4 million in 2002 to $43.3 million in 2003. This decrease is due primarily to the decrease in units shipped in the Manufactured Housing Industry, which is the primary industry this segment serves.
       Operating income decreased $0.4 million, from $0.7 million in 2002 to $0.3 million in 2003 due to decreased sales volume.

Wood Segment Discussion

       Net sales decreased $3.6 million, or 21.0%, from $17.1 million in 2002 to $13.5 million in 2003. This decrease is due primarily to the closing of one of the unprofitable business units in this segment in 2002.
       Operating losses in this segment increased approximately $1.0 million due primarily to one of the business units in this segment continuing to experience problems related to production inefficiencies and increased labor as a result of the change in raw material required by a particular customer. This change occurred in the fourth quarter of 2002 and continued through the first six months of 2003 as the Company phased out its business related to this particular product.
       The Company has decided, subsequent to June 30, 2003, to close this operating unit as a result of historical losses, unfavorable projected operating results, and general business conditions. The Company expects to incur restructuring charges in the third quarter of approximately 250,000. The closing of this business unit will be completed by September 30, 2003.

Other Segment Discussion

       Net sales decreased $2.3 million, or 11.8%, from $20.0 million in 2002 to $17.7 million in 2003. This decrease is due primarily to the Company selling one of the business units in this segment late in 2002.
       Operating income decreased approximately $155,000 due primarily to the decline in shipments in the Manufactured Housing Industry.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Laminating Segment Discussion

       Net Sales in this segment increased $7.3 million, or 10.9%, from $67.4 million in the six months ended June 30, 2001 to $74.7 million in the same period in 2002. This increase is due to the approximate 14% increase in shipments in the Recreational Vehicle industry. Additionally, the Company closed two divisions in the other segment in 2001 which had sales of approximately $3.0 million for the six months ended June 30, 2001. Certain of these operations were merged into a facility in the laminating segment which was operating at less than capacity and subsequently in 2002 has seen significantly increased volume resulting in higher efficiencies and increased profitability.

       Operating income increased $2.6 million, from a loss of $0.2 million in the six months ended June 30, 2001 to income of $2.4 million in the same period in 2002. This increase is attributable to increased sales volume coupled with increased operating efficiencies from the reduction of fixed costs related to the strategic cost cutting measures that were taken in 2000 and 2001.

Distribution Segment Discussion

       Net sales in this segment increased $5.9 million, or 12.0%, from $49.5 million in the six months ended June 30, 2001 to $55.4 million in the six months ended June 30, 2002. This increase is due to market share gains.
       Operating income increased $261,000, or 51%, due to increased sales volume.

Wood Segment Discussion

       Net sales increased $1.4 million, or 8.8%, from $15.7 million in the six months ended June 30, 2001 to $17.1 million in the six months ended June 30, 2002. This increase is attributable to the approximate 14% increase in shipments in the Recreational Vehicle industry for the first six months of 2002.
       Operating losses increased $122,000, from a loss of $12,000 for the six months ended June 30, 2001 to a loss of $134,000 for the six months ended June 30, 2002. This decrease is attributable to two operating units in this segment experiencing operating inefficiencies, one of which is being consolidated into another division in this segment. The operating results of these two divisions have offset the positive results of the three other divisions within this segment.

Other Segment Discussion

       Net sales in this segment decreased $4.5 million, or 18.5%, from $24.6 million in the first six months of 2001 compared to $20.0 million in the same period in 2002. This decline is due to the closing and consolidation of one division in the first quarter of 2001 and two divisions in the fourth quarter of 2001.
       Operating income increased $822,000, or 162.1%, from a loss of $507,000 in the six month period ended June 30, 2001 compared to income of $315,000 in the six month period ended June 30, 2002. This increase is due to the closing and consolidation of three unprofitable divisions in this segment in 2001.



LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

       The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,428 which began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.

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

         A summary of our contractual cash obligations remaining at June 30, 2003 and for the twelve month periods ending 2003 through 2007 is as follows:


                                      ----------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------------------------------------------------
--------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL             2003            2004            2005           2006            2007
----------------------------------------------------- --------------- --------------- --------------- -------------- ---------------

                                      --------------- --------------- --------------- --------------- -------------- ---------------
Long-term debt, including interest
at variable rates**                       $5,600,900      $1,165,550      $1,214,950      $1,194,050     $1,173,150        $853,200
                                      --------------- --------------- --------------- --------------- -------------- ---------------
Long-term debt, including interest
at fixed rates**                          $8,350,010      $2,783,335      $2,871,021      $2,695,654             $0              $0
                                      --------------- --------------- --------------- --------------- -------------- ---------------
Operating Leases                          $2,610,315        $943,715      $1,089,729        $265,461       $198,736        $112,674
                                      --------------- --------------- --------------- --------------- -------------- ---------------
  Total contractual cash obligations     $16,561,225      $4,892,600      $5,175,700      $4,155,165     $1,371,886        $965,874
                                      --------------- --------------- --------------- --------------- -------------- ---------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2002 annual interest rate of 1.90% for the Industrial Revenue Bonds.



         We also have a commercial commitment as described below:


--------------------- -------------------- ----------------- -------------------
 OTHER COMMERCIAL         TOTAL AMOUNT         OUTSTANDING          DATE OF
    COMMITMENT             COMMITTED           AT 06/30/03         EXPIRATION
--------------------- -------------------- ----------------- -------------------
  Line of Credit          $10,000,000               $0          August 15, 2006
--------------------- -------------------- ----------------- -------------------

       We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for 2003.



CIRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

       Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $350,000 should be adequate for any exposure to loss in our June 30, 2003 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the six months ended June 30, 2003.


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


SAFE HARBOR STATEMENT

       The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.
       The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in this Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:
     o The Company operates in highly competitive business environment, and its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, or the decision of its customers to purchase competitive products instead of the Company's products. Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by purchasers of the Company products.
     o On an annual basis, the Company negotiates renewals for property, casualty, workers compensation, general liability, product liability, and health insurance coverages. Due to conditions within these insurance markets and other factors beyond the Company's control, future coverages and the amount of the related premiums could have a negative affect on the Company's results.
     o The primary markets to which the Company sells include the Manufactured Housing and Recreational Vehicle Industries, which are cyclical and dependent on various factors including interest rates, access to financing, inventory and production levels and other economic and demographic factors. The Company's sales levels could be negatively impacted by changes in any one of the above items.


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


ITEM 4.  CONTROLS AND PROCEDURES

       Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

            None

 Item 2.  Changes in Securities

            None

 Item 3.  Defaults upon Senior Securities

            None

 Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on May 15, 2003.

           (b) Not applicable.

           (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                    WITHHOLD
                NAME                           FOR                 AUTHORITY
             Walter E. Wells                 3,121,395             1,037,415

             David D. Lung                   2,830,266             1,328,544

             John H. McDermott               3,121,395             1,037,415


            (d) Not applicable.

 Item 5.  Other Information

            None

 Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

               31.1 Certification of Chief Executive Officer pursuant to Rule
                    13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002,

               31.2 Certification of Chief Financial Officer pursuant to Rule
                    13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002,

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

             (b) A Form 8-K was filed on May 19, 2003, announcing the suspension of the quarterly dividend.

             (c) A Form 8-K was filed on July 17, 2003, announcing the second quarter financial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PATRICK INDUSTRIES, INC.
                                               (Company)






Date    August 13, 2003                         /S/David   D.   Lung
      -------------------                      ---------------------------------

                                               David D. Lung
                                               (President)






Date     August 13, 2003                        /S/Andy L. Nemeth
     ---------------------                     ---------------------------------

                                               Andy L. Nemeth
                                               (Vice President, Finance)
                                               (Chief Financial Officer)