Form 10-Q
period 2003-09-30
PATRICK INDUSTRIES INC
filed 2003-11-13
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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
Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer.
                                                         Yes         No    X

Shares of Common Stock Outstanding as of November 3, 2003:  4,616,886

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART 1:  Financial Information

  ITEM 1:  Financial Statements

    Unaudited Condensed Balance Sheets
      September 30, 2003 & December 31, 2002                                   3

    Unaudited Condensed Statements of Operations
      Three Months Ended September 30, 2003 & 2002, and
      Nine Months Ended September 30, 2003 & 2002                              4

    Unaudited Condensed Statements of Cash Flows
      Nine Months Ended September 30, 2003 & 2002                              5

    Notes to Unaudited Condensed Financial Statements                          6

  ITEM 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10

  ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk         19

  ITEM 4:  Controls and Procedures                                            19

PART II:  Other Information                                                   20

    Signatures                                                                21

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS


                                                             (Unaudited)
                                                             SEPTEMBER 30       DECEMBER 31
                                                                2003               2002
             ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $ 5,396,358       $ 3,552,232
    Trade receivables                                          18,585,667        11,544,753
    Inventories                                                28,958,628        32,091,945
    Income tax refund claims receivable                           285,298         1,592,551
    Prepaid expenses                                            1,137,482           849,344
    Deferred tax assets                                         1,981,000         1,981,000
                                                              -----------       -----------
             Total current assets                              56,344,433        51,611,825
                                                              -----------       -----------

PROPERTY AND EQUIPMENT, at cost                                91,402,945        91,499,922
             Less accumulated depreciation                     60,999,200        59,583,325
                                                              -----------       -----------
                                                               30,403,745        31,916,597
                                                              -----------       -----------

INTANGIBLE AND OTHER ASSETS                                     2,618,682         2,937,438
                                                              -----------       -----------
             Total assets                                     $89,366,860       $86,465,860
                                                              ===========       ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                      $ 3,671,428       $ 3,671,428
    Accounts payable                                           10,990,678         5,822,511
    Accrued liabilities                                         5,127,238         3,552,574
                                                              -----------       -----------
             Total current liabilities                         19,789,344        13,046,513
                                                              -----------       -----------

LONG-TERM DEBT, less current maturities                         8,471,431        11,442,860
                                                              -----------       -----------
DEFERRED COMPENSATION OBLIGATIONS                               2,171,141         2,176,577
                                                              -----------       -----------
DEFERRED TAX LIABILITIES                                          279,200           521,000
                                                              -----------       -----------

             Total liabilities                                $30,711,116       $27,186,950
                                                              -----------       -----------

SHAREHOLDERS' EQUITY
    Common stock                                               18,236,386        18,028,833
    Retained earnings                                          40,419,358        41,250,077
                                                              -----------       -----------
             Total shareholders' equity                        58,655,744        59,278,910
                                                              -----------       -----------

             Total liabilities and shareholders' equity       $89,366,860       $86,465,860
                                                              ===========       ===========

See accompanying Notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30                             SEPTEMBER 30

                                                              2003                 2002                 2003               2002

NET SALES                                                 $  70,267,568       $  80,848,100       $ 208,502,593        $ 238,657,632
                                                          -------------       -------------       -------------        -------------

COST AND EXPENSES
      Cost of goods sold                                     61,358,268          70,498,170         183,960,275          207,717,224
      Warehouse and delivery expenses                         3,203,555           3,842,407           9,593,305           10,901,430
      Selling, general, and administrative expenses           4,918,198           6,057,691          15,222,977           17,299,366
      Restructuring charges                                     235,000               - - -             235,000              269,180
      Interest expense, net                                     177,087             195,232             561,176              705,982
                                                          -------------       -------------       -------------        -------------
                                                             69,892,108          80,593,500         209,572,733          236,893,182
                                                          -------------       -------------       -------------        -------------


INCOME (LOSS) BEFORE INCOME TAXES                               375,460             254,600          (1,070,140)           1,764,450

INCOME TAXES (CREDIT)                                           148,300             101,600            (422,700)             705,600
                                                          -------------       -------------       -------------        -------------

NET INCOME (LOSS)                                         $     227,160       $     153,000       $    (647,440)       $   1,058,850
                                                          =============       =============       =============        =============


BASIC AND DILUTED EARNINGS (LOSS)
      PER COMMON SHARE                                    $         .05       $         .03        $        (.14)      $         .23
                                                          =============       =============        =============       =============

DIVIDENDS PER SHARE                                       $         .00       $         .04        $        .04        $         .12
                                                          =============       =============        =============       =============


WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                      4,611,037           4,556,136           4,595,306            4,543,404


See accompanying Notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                               2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $ (647,440)       $ 1,058,850
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                          4,309,083          4,802,106
    (Gain) on sale of fixed assets                                           (272,330)            (9,111)
     Deferred income taxes                                                   (241,800)          (467,839)
     Other                                                                    211,500            375,308

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                               (7,040,914)        (9,103,928)
           Inventories                                                      3,133,317         (7,568,577)
           Income tax refund claims receivable                              1,307,253          3,046,799
           Prepaid expenses                                                  (288,138)           174,721
       Increase (decrease) in:
           Accounts payable and accrued liabilities                         6,982,831          9,250,986
           Income taxes payable                                              (240,000)           289,264
                                                                          -----------        -----------
               Net cash provided by operating activities                    7,213,362          1,848,579
                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                     (3,490,903)        (3,248,259)
  Proceeds from sale of fixed assets                                        1,271,767             47,218
  Other                                                                       102,411            118,770
                                                                          -----------        -----------
               Net cash (used in) investing activities                     (2,116,725)        (3,082,271)
                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                     (2,971,429)        (2,971,428)
  Payments of deferred compensation                                          (216,936)          (186,820)
  Proceeds from sale of common stock                                          128,953             15,128
  Cash dividends paid                                                        (183,279)          (545,298)
  Other                                                                        (9,820)            (9,901)
                                                                          -----------        -----------
               Net cash (used in) financing activities                     (3,252,511)        (3,698,319)
                                                                          -----------        -----------

               Increase (decrease) in cash and cash equivalents             1,844,126         (4,932,011)

Cash and cash equivalents, beginning                                        3,552,232          5,914,283
                                                                          -----------        -----------

Cash and cash equivalents, ending                                         $ 5,396,358        $   982,272
                                                                          ===========        ===========

Cash Payments for:
  Interest                                                                $   694,926        $   875,502
  Income taxes                                                                174,229            237,237

See accompanying notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for restructuring charges as discussed in Note 5) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three months and the nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the three month and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 2003 and December 31, 2002 consist of the following classes:

                                                 September 30        December 31
                                                       2003                2002
                                                       ----                ----
           Raw materials                         $16,737,662         $20,756,789
           Work in process                         1,537,353           1,625,099
           Finished goods                          4,455,816           4,190,366
                                                 -----------         -----------
                 Total manufactured goods         22,730,831          26,572,254
           Distribution products                   6,227,797           5,519,691
                                                 -----------         -----------

                 TOTAL INVENTORIES               $28,958,628         $32,091,945
                                                 ===========         ===========

     The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. Dividends per common share for the quarters ending September 30, 2003 and 2002 were $.00 and $.04 per share, respectively. This resulted in total dividends for the nine month periods ending September 30, 2003 and 2002 of $.04 and $.12 per share, respectively.

5. In September, 2003, the Company recorded a restructuring charge related to the closing of one of its unprofitable cabinet door operating units. The Company recorded estimated and actual costs of $235,000, or $.03 per share, net of tax related to this restructuring. This operating unit was phased out in the third quarter of 2003 and the charges include, but are not limited to severance, retention, and accrued vacation for approximately 61 hourly and salaried employees, all of which will be terminated from this particular operation. Other charges include shut down expenses and the write-off of obsolete inventory. The operation was closed in September and the charges are expected to be paid in the fourth quarter of 2003.

     In June, 2002, the Company decided to close an unprofitable division in the Wood segment and consolidate it into another existing plant location. Accordingly, the Company recorded charges of approximately $269,000, or $.04 per share, net of tax which included plant shut-down expenses, the write-down of obsolete inventory, and severance payments of approximately $62,000 to approximately 51 employees, all of which were terminated from the operation. These restructuring charges were all paid in the third quarter of 2002.

6.   New accounting standard:
     The FASB has issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Company is required to apply Statement No. 150 in the current period. The Company presently does not have any freestanding financial instruments which are within the scope of Statement No. 150.

7. The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation:


                                                                  Nine Months Ended September 30
                                                                     2003                  2002
                                                                ---------------------------------
             Net income (loss):
                  As reported                                   $  (647,440)           $1,058,850
                    Deduct total stock-based employee
                      compensation expense determined
                      under fair value based method for
                      all rewards net of related tax effects       (114,000)             (114,117)
                                                                ---------------------------------

                  Pro forma                                     $  (761,440)           $  944,733
                                                                =================================

             Basic earnings (loss) per share:
                  As reported                                   $      (.14)           $      .23
                  Pro forma                                            (.17)                  .21

             Diluted earnings (loss) per share:
                  As reported                                   $      (.14)           $      .23
                  Pro forma                                            (.17)                  .20


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

       The table below presents unaudited information about the revenue and operating income of those segments:


                                                          THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                          -------------------------------------
                                                                                                                Segment
                              Laminating       Distribution               Wood               Other                 Total
                              ----------       ------------               ----               -----                 -----

Net outside sales        $ 33,527,467          $ 23,896,457       $   6,317,863       $   5,327,527         $  69,069,314
Intersegment sales          1,714,860               147,692             175,193           3,404,165             5,441,910
                         ------------------------------------------------------------------------------------------------
   Total sales           $ 35,242,327          $ 24,044,149       $   6,493,056       $   8,731,692         $  74,511,224*
                         ------------------------------------------------------------------------------------------------

Operating
  income (loss)          $    499,631          $    579,144       $    (222,808)      $     250,556         $   1,106,523


                                                          THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                          -------------------------------------

Net outside sales        $ 37,391,514          $ 28,097,187       $   7,803,389       $   7,556,010         $  80,848,100
Intersegment sales          1,731,595               200,547             169,691           2,421,992             4,523,825
                         ------------------------------------------------------------------------------------------------
   Total sales           $ 39,123,109          $ 28,297,734       $   7,973,080       $   9,978,002         $  85,371,925*
                         ------------------------------------------------------------------------------------------------

Operating
  income (loss)          $    722,886          $    464,132       $    (285,905)      $     213,148         $   1,114,261



                                                          NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          ------------------------------------
                                                                                                                Segment
                         Laminating            Distribution               Wood               Other                 Total
                         ----------            ------------               ----               -----                 -----

Net outside sales        $101,943,562          $ 66,825,213       $  19,571,062       $  18,964,502         $ 207,304,339
Intersegment sales          5,008,402               505,200             445,326           7,433,809            13,392,737
                         ------------------------------------------------------------------------------------------------
   Total sales           $106,951,964          $ 67,330,413       $  20,016,388       $  26,398,311         $ 220,697,076*
                         ------------------------------------------------------------------------------------------------

Operating
  income (loss)          $  1,003,062          $    914,666       $  (1,360,767)      $     410,273         $     967,234

Total assets             $ 33,347,723          $ 12,715,050       $   4,947,955       $   6,801,082         $  57,811,810

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                          ------------------------------------

Net outside sales        $108,866,154          $ 83,131,792       $  24,515,552       $  22,144,134         $ 238,657,632
Intersegment sales          4,986,862               582,648             582,881           7,862,590            14,014,981
                         ------------------------------------------------------------------------------------------------
   Total sales           $113,853,016          $ 83,714,440       $  25,098,433       $  30,006,724         $ 252,672,613*
                         ------------------------------------------------------------------------------------------------

Operating
  income (loss)          $  3,089,192          $  1,237,260       $    (420,074)      $     528,482         $   4,434,860

Total assets             $ 37,445,686          $ 15,405,792       $   6,346,333       $   7,976,585         $  67,174,396



Reconciliation of segment operating income to consolidated operating income
(loss):


                                                       3 Months Ended                       9 Months Ended
                                                         September 30,                       September 30,
                                                 2003                  2002              2003              2002
                                                 ----                  ----              ----              ----

Operating income for segments                 $ 1,106,523        $ 1,114,261        $   967,234        $ 4,434,860
Corporate incentive agreements                    300,000            337,426            906,019          1,073,827
Consolidation reclassifications                   196,359             18,306            396,828             95,910
Gain on sale of assets                            181,635              5,494            272,330              9,111
Unallocated corporate expenses                   (765,075)          (981,612)        (2,387,043)        (2,359,862)
Other                                            (231,895)           (44,043)          (429,332)          (514,234)
Restructuring charges                            (235,000)             - - -           (235,000)          (269,180)
                                              -----------        -----------        -----------        -----------

   Consolidated operating income (loss)       $   552,547        $   449,832        $  (508,964)       $ 2,470,432
                                              ===========        ===========        ===========        ===========


    *Does not agree to Financial Statements due to consolidation eliminations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The first nine months of 2003 have been a challenge for the Company. After coming off of a fairly positive 2002 year, with the exception of a few items including the Oakwood Homes Corporation bankruptcy filing, 2003 has been a year faced with much uncertainty. The end of the first quarter and the beginning of the second quarter were impacted by the unstable situation in the Middle East and the War in Iraq. The third quarter continued with stagnant economic conditions and ended with the lowest consumer confidence levels since March. Net sales for the three and nine month periods ending September 30, 2003 were approximately 13% less than the comparative 2002 periods. The third quarter trended sales levels showed slight improvement as first quarter sales were down a little more than 10% and second quarter sales were down more than 14%.
         The Manufactured Housing Industry, which represents approximately 41% of the Company's sales at September 30, 2003, is entering its fifth year of this negative cycle. Shipment levels began their fall in the middle of 1999 and have continued that decline through the third quarter of 2003. Year to date shipments through September 2003 were down approximately 24% from the 2002 levels and down almost 64% from the 1998 year to date numbers. The significant declines in shipment levels and plant closings and consolidations have caused extremely competitive market pricing conditions. While this industry appears to have corrected its problems related to dealer and retail inventory levels, repossessed inventory levels, while declining, still remain high and the lack of available financing alternatives lingers on. Current twelve month shipment estimates for calendar 2003 are now projected to be between 130,000 and 135,000 units, which would indicate a range of continued decline between 20% and 23% from the 2002 levels. There have been indications of new entrants into the Manufactured Housing financing arena, but little, if any, impact has been felt yet. Analysts are predicting that shipment improvements in this industry will begin in 2004.
         The climate in the Recreational Vehicle Industry, which represents approximately 32% of the Company's sales at September 30, 2003, remains relatively strong. Year to date shipments through September 2003 are currently running approximately 2% ahead of the 2002 levels which represents the second highest number of units shipped in the last ten years. While 2003 cumulative monthly shipment numbers have been trending downwards, this industry appears to be on track for a strong year in 2003 and is projected to continue through 2004, barring any unforeseen circumstances.
         Diversification into the industrial and other markets has been a priority for the Company and continues to be a strategic focus. These industries generally provide for longer production runs and improved operating efficiencies resulting in improved gross margins. Additionally, the Company wants to reduce its reliance on the Manufactured Housing and Recreational Vehicle industries through market diversification, while still maintaining and increasing market share with them.
       The Company is continually evaluating its overhead structure and making cost cutting adjustments where necessary in order to keep costs aligned with revenues and operate more efficiently at reduced volumes. These efforts are ongoing as are initiatives related to strategic sales growth, new product introductions, potential acquisitions, and investment in property and equipment. Current capacity levels are running at around 40%, and management feels that the Company is well positioned both financially and strategically to take advantage of improvements in the industries which it serves.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:


                                                           Three Months                Nine Months
                                                        Ended September 30,       Ended September 30,
                                                         2003       2002           2003       2002

       Net sales                                          100.0%     100.0%         100.0%     100.0%
       Cost of sales                                       87.3       87.2           88.2       87.0
       Gross profit                                        12.7       12.8           11.8       13.0
       Warehouse and delivery                               4.6        4.8            4.6        4.6
       Selling, general, & administrative                   7.0        7.5            7.3        7.3
       Restructuring charges                                0.3        - - -          0.1        0.1
       Operating income (loss)                              0.8        0.5           (0.2)       1.0
       Income (loss) before taxes                           0.5        0.3           (0.5)       0.7
       Income taxes (credits)                               0.2        0.1           (0.2)       0.3
       Net income (loss)                                    0.3        0.2           (0.3)       0.4



RESULTS OF OPERATIONS

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

       Net Sales. Net sales decreased approximately $10.6 million, or 13.1%, from $80.8 million in the quarter ended September 30, 2002 to $70.2 million in the quarter ended September 30, 2003. The decrease is attributable to a 20% quarterly decrease in shipments in the Manufactured Housing Industry which was partially offset by strong shipment levels in the Recreational Vehicle Industry.

       Gross Profit. Gross profit decreased $1.4 million, or 13.9%, from $10.3 million in the quarter ended September 30, 2002 to $8.9 million in the same period in 2003. As a percentage of net sales, gross profit remained relatively consistent decreasing only 0.1%, from 12.8% in 2002 to 12.7% in 2003. Significant competitive pricing situations continue to apply downward pressures on profit margins; however, margins have improved from their levels in the first and second quarters of 2003. This is due to the Company choosing to eliminate certain low margin business as well as better pricing on some of the commodity inventory items that the Company uses.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.6 million, or 16.6%, from $3.8 million in the third quarter of 2002 to $3.2 million in the third quarter of 2003. As a percentage of net sales, these expenses decreased 0.2%, from 4.8% in 2002 to 4.6% in 2003. These decreases are attributable to decreased sales volume, increased efficiencies related to shipping more full truckloads, and a reduction in the fleet size that the Company owns or leases.

       Selling, General, and Administrative Expenses. Exclusive of the restructuring charges of $0.2 million in the third quarter of 2003, selling, general, and administrative expenses decreased $1.2 million, or 18.8%, from $6.1 million in the third quarter of 2002 to $4.9 million in the third quarter of 2003. This decrease is due to the elimination of certain fixed expenses as the Company has concentrated on keeping costs aligned with revenues. Additionally, the third quarter of 2003 includes a gain of approximately $0.2 million related to the disposition of a building and real estate which was being held for sale.

       Restructuring Charges. As discussed in Note 5 to the financial statements, the Company recorded restructuring charges of $235,000 in the third quarter of 2003.

       Operating Income. Operating income for the third quarter of 2003 and 2002 was $0.5 million.

       Interest expense, net. Interest expense, net decreased by $18,000, or 9.3%, due to a decline in rates on the variable tax exempt bonds as well as the normal debt service requirements resulting in less long-term debt outstanding.

       Net Income. The Company had net income of $0.2 million for the third quarter of 2003, or $.05 per share, compared to income of $0.1 million in the third quarter of 2002, or $.03 per share.



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

       Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.2 million, or 4.1%, from $6.3 million in the quarter ended September 30, 2001 to $6.1 million in the quarter ended September 30, 2002. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.7%, from 8.2% for the quarter ended September 30, 2001 to 7.5% for the quarter ended September 30, 2002. The decrease in dollars and percentage of net sales is due to the Company continuing to make variable cost reductions as well as reduced depreciation expense from quarter to quarter.

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

       Net Income. The Company had net income of $0.1 million for the third quarter ended September 30, 2002 compared to a net loss of $0.7 million for the same period in 2001. The increase in net income is attributable to the factors described above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Net Sales. Net sales decreased $30.2 million, or 12.6%, from $238.7 million in the nine month period ended September 30, 2002 to $208.5 million in the same period in 2003. This decrease is attributable to an approximate 24% decrease in shipments in the Manufactured Housing Industry and an offsetting increase of approximately 2% in shipments in the Recreational Vehicle Industry, which are the two primary industries that the Company serves. The Company's sales for the first nine months of 2003 were 41% to Manufactured Housing, 32% to Recreational Vehicle, and 27% to the Industrial and other markets. For the same period in 2002, the Company's sales were 48%, 29%, and 23%, respectively.

       Gross Profit. Gross profit for the nine month period decreased $6.4 million, or 20.7%, from $30.9 million in 2002 to $24.5 million in 2003. As a percentage of net sales, gross profit decreased 1.2%, from 13.0% in 2002 to 11.8% in 2003. Significant competitive pricing pressures in both the Manufactured Housing and Recreational Vehicle markets have had an impact on the decline in gross profits and gross profit as a percentage of net sales.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.3 million, or 12.0%, from $10.9 million in 2002 to $9.6 million in 2003. As a percentage of net sales, warehouse and delivery expenses have remained fairly constant at approximately 4.6% of net sales for both 2002 and 2003. The decline in dollars and comparable percentages of net sales is the result of reduced sales volume as well as a reduction in the fleet size that the Company owns or leases. Additionally, the Company has been able to take advantage of improved efficiencies at its various locations by shipping more full truckloads.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $2.1 million, or 12.0%, from $17.3 million in 2002 to $15.2 million in 2003. As a percentage of net sales, selling, general, and administrative expenses remained constant from 2002 to 2003. The 2003 figures include a gain on sale of one of the Company's idle manufacturing facilities of approximately $0.2 million. The decrease in dollars is attributable to the Company's ongoing efforts to reduce fixed costs and keep costs aligned with revenues.

       Operation Loss. Operating losses increased from income of $2.5 million in 2002 to a loss of $0.5 million in 2003 due to the factors described above.

       Restructuring Charges. As discussed in Note 5 of the financial statements, the Company recorded restructuring charges of approximately $235,000 for the nine months ended September 30, 2003.

       Interest Expense, net. Interest expense, net decreased $144,000, or 20.5%, due to reduced debt service levels and a decline in rates on the variable tax exempt bonds.

       Net Loss. The Company reported a net loss of $0.6 million for the first nine months of 2003 compared to net income of $1.1 million for the same period in 2002. The decrease in income is attributable to the factors described above.


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

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.1 million, or 1.3%, from $10.8 million for the nine month period ended September 30, 2001 to $10.9 million for the same period in 2002. As a percentage of net sales, warehouse and delivery expenses decreased approximately 0.2%, from 4.8% in 2001 to 4.6% in 2002. The small increase in costs and the decrease in costs as a percentage of net sales was due to increased sales levels allowing the Company to ship more full truckloads than in the previous year and a reduction in the size of the fleet that the Company owns or leases.

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

       Operating Income. Operating income increased $5.5 million, from a loss of $3.0 million for the nine months ended September 30, 2001 to income of $2.5 million for the same period in 2002. The increase in operating income is due to the factors described above.

       Interest Expense, Net. Interest expense, net, decreased $55,000 due to a decrease in the tax exempt variable interest rate as well as a decrease in the total debt outstanding due to normal debt service requirements.

       Net Income. The Company had net income of $1.1 million for the nine months ended September 30, 2002 compared to a net loss of $2.3 million for the same period in 2001. This increase in net income is due to the factors described above.


BUSINESS SEGMENTS

Quarter ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Laminating Segment Discussion
       Net sales decreased $3.9 million, or 9.9%, from $39.1 million in the quarter ended September 30, 2002 to $35.2 million in the same period in 2003. The decrease is attributable to a 20% quarterly decline in shipments in the Manufactured Housing Industry which was offset by comparable shipments in the Recreational Vehicle Industry.
       Operating income decreased $0.2 million, or 30.9%, from $0.7 million in the quarter ended September 30, 2002 to $0.5 million in the same period in 2003. As a percentage of laminating segment sales, operating income decreased approximately 0.4%. The decrease in dollars is due to the decline in sales volume. The relatively small decrease in operating income as a percentage of net sales is attributable to the Company's constant focus on keeping operating costs aligned with revenues.

Distribution Segment Discussion
       Net sales decreased $4.3 million, or 15.0%, from $28.3 million in the third quarter of 2002 to $24.0 million in the third quarter of 2003. The decrease in net sales is attributable to the approximate 20% decrease in quarterly shipments in the Manufactured Housing Industry, which is the primary industry this segment serves.
       Operating income increased $0.1 million, or 25.0%, from $0.5 million in the third quarter of 2002 to $0.6 million in the third quarter of 2003. The increase in operating income despite decreased sales is attributable to this segment improving profit margins in this extremely competitive business environment.

Wood Segment Discussion
       Net sales decreased $1.5 million, or 18.6%, from $8.0 million in the third quarter of 2002 to $6.5 million in the third quarter of 2003. This decrease is due to the closing of one of the unprofitable divisions in this segment and its related phase out during the third quarter, as discussed in Note 5 to the financial statements.
       The operating loss decreased approximately $0.1 million, or 22%, from a loss of $0.3 million in the third quarter of 2002 to a loss of $0.2 million in the third quarter of 2003. This decrease is attributable to operating improvements as a result of increased sales volume in one of the divisions in this segment in 2003, some of which were offset by the shut down expenses related to the closing of another division in this segment in the third quarter of 2003, which is discussed in Note 5 to the financial statements.

Other Segment Discussion
       Net sales decreased $1.3 million, or 12.5%, from $10.0 million in the third quarter of 2002 to $8.7 million in the third quarter of 2003. This decrease is attributable to the sale of one of the operating units in this segment in the fourth quarter of 2002.
       Operating income remained relatively constant at $0.2 million for both 2002 and 2003.


Quarter ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Laminating Segment Discussion
       Net sales in the laminating segment increased $4.8 million, or 14.1%, from $34.3 million for the quarter ended September 30, 2001 to $39.1 million for the quarter ended September 30, 2002. This increase in net sales is due to an approximate 27% increase in shipments in the Recreational Vehicle Industry in the third quarter of 2002 compared to the same period in 2001. Shipments in the Manufactured Housing Industry were down approximately 15% for the same quarterly period.
       Operating income increased $0.7 million, from a small loss of $4,200 for the quarter ended September 30, 2001 to income of $0.7 million for the quarter ended September 30, 2002. This increase was due to the increased sales volume as well as the cost cutting measures that the Company has undertaken over the past two years to reduce fixed and variable costs.

Distribution Segment Discussion
       Net sales increased $0.5 million, or 1.7%, from $27.8 million to $28.3 million for the quarters ended September 30, 2001 and 2002, respectively. This increase was due to this segment gaining market share despite the downturn in the Manufactured Housing Industry, which is the major industry this segment serves.
       Operating income increased $0.3 million, from $0.2 million in the quarter ended September 30, 2001 to $0.5 million in the same period in 2002. This increase was due to the increased sales volume.

Wood Segment Discussion
       Net sales decreased $0.1 million, or 1.5%, from $8.1 million in the quarter ended September 30, 2001 to $8.0 million in the same period in 2002. This decrease was due to the closing and consolidation of one of the business units in this segment in August, 2002.
       Operating losses remained fairly constant at an operating loss of approximately $0.3 million.

Other Segment Discussion
       Net sales in this segment decreased $2.5 million, or 20.0%, from $12.5 million in the quarter ended September 30, 2001 to $10.0 million for the same period in 2002. This decrease was attributable to the closing and consolidation of two operations in this segment in 2001, as well as the approximate 15% decrease in shipments in the Manufactured Housing Industry for the three month period ended September 30, 2002.
       Operating income increased $0.3 million, from a loss of $0.1 in the quarter ended September 30, 2001 to income of $0.2 in the quarter ended September 30, 2002. This increase was attributable to the closing and consolidation of two of the significantly underperforming operating units in this segment in 2001.


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Laminating Segment Discussion
       Net sales decreased approximately $6.9 million, or 6.1% from $113.9 million in 2002 to $107.0 million in 2003. This decrease is attributable to the 24% decrease in shipments in the Manufactured Housing Industry, which was offset by the 2% increase in shipments in the Recreational Vehicle Industry.
       Operating income decreased $2.1 million, or 67.5% from $3.1 million in 2002 to $1.0 million in 2003. The decrease is due to significant competitive pricing pressures in the Manufactured Housing and Recreational Vehicle Industries

Distribution Segment Discussion
       Net sales decreased $16.4 million, or 19.6% from $83.7 million in 2002 to $67.3 million in 2003. The decrease is attributable to the 24% decrease in shipments in the Manufactured Housing Industry, which is the primary industry this segment serves.
       Operating income decreased $0.3 million, or 26.1% from $1.2 million in 2002 to $0.9 million in 2003. This decrease is attributable to lower sales volume.

Wood Segment Discussion
       Net sales decreased $5.1 million, or 20.2% from $25.1 million in 2002 to $20.0 million in 2003. This decrease is due to the closing of two operating units in this segment, one in June 2002 and the other in September 2003. These closings are discussed in Note 5 to the financial statements.
       The operating loss increased $1.0 million from a loss of $0.4 million in 2002 to a loss of $1.4 million in 2003. The increase in the operating loss is due to one of the operating units in this segment experiencing operating inefficiencies and material problems in 2003. As discussed in Note 5 to the financial statements, this operating unit was closed in September 2003.

Other Segment Discussion
       Net sales decreased $3.6 million, or 12.0% from $30.0 million in 2002 to $26.4 million in 2003. This decrease is attributable to the sale of one of the operating units in this segment in the fourth quarter of 2002.
       Operating income decreased $0.1 million, or 22.4% from $0.5 million in 2002 to $0.4 million in 2003.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Laminating Segment Discussion
       Net sales in this segment increased $12.2 million, or 12.0%, from $101.7 million in the nine months ended September 30, 2001 to $113.9 million in the same period in 2002. This increase was mostly due to the approximate 18% increase in shipments in the Recreational Vehicle Industry. Additionally, the Company closed three divisions in the other segment in 2001 which had sales of approximately $4.7 million for the nine months ended September 30, 2001 and certain of these operations were merged into a facility in the laminating segment which was operating at less than capacity and subsequently in 2002 has seen significantly increased volume resulting in higher efficiencies and increased profitability.

       Operating income increased $3.3 million, from a loss of $0.2 million in the nine months ended September 30, 2001 to income of $3.1 million in the same period in 2002. This increase was due to increased sales volume coupled with increased operating efficiencies from the reduction of fixed and variable costs related to the strategic cost cutting measures that were taken in 2000 and 2001.

Distribution Segment Discussion
       Net sales in this segment increased $6.4 million, or 8.3%, from $77.3 million in the nine months ended September 30, 2001 to $83.7 million in the nine months ended September 30, 2002. This increase was due to increased sales in certain of the Company's operating units in the southeast region of the Manufactured Housing Industry.
       Operating income increased $563,000, or 84%, from $674,000 in the nine months ended September 30, 2001 to $1.2 million for the same period in 2002 due to increased sales volume.

Wood Segment Discussion
       Net Sales increased $1.3 million, or 5.3%, from $23.8 million in the nine months ended September 30, 2001 to $25.1 million in the nine months ended September 30, 2002. This increase was attributable to the approximate 18% increase in shipments in the Recreational Vehicle Industry for the first nine months of 2002.
       Operating losses increased $0.1 million, from a loss of $0.3 million for the nine months ended September 30, 2001 to a loss of $0.4 million for the same period in 2002. This decrease is attributable to two operating units in this segment experiencing operating inefficiencies, one of which was consolidated into another division in this segment. The operating results of these two divisions have offset the positive results of the three other divisions within this segment.

Other Segment Discussion
       Net sales in this segment decreased $7.0 million, or 19.0%, from $37.0 million in the first nine months of 2001 compared to $30.0 million in the same period in 2002. This decline was due to the closing and consolidation of one division in the first quarter of 2001 and two divisions in the fourth quarter of 2001, as well as the more than 8% decline in shipments in the Manufactured Housing Industry compared to the previous year.
       Operating income increased $1.1 million, from a loss of $0.6 million in the nine month period ended September 30, 2001 to income of $0.5 million in the nine month period ended September 30, 2002. This increase is due to the closing and consolidation of three unprofitable divisions in this segment in 2001.


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

         A summary of our contractual cash obligations remaining at September 30, 2003 and for the twelve month periods ending 2004 through 2007 is as follows:


                                       ---------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                       ---------------------------------------------------------------------------------------------
--------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL             2003            2004            2005            2006            2007
-------------------------------------- -------------- --------------- --------------- --------------- --------------- --------------
Long-term debt, including interest
at variable rates**                       $5,167,017        $731,667      $1,214,950      $1,194,050      $1,173,150        $853,200
                                       -------------- --------------- --------------- --------------- --------------- --------------
Long-term debt, including interest
at fixed rates**                          $5,654,360         $87,685      $2,871,021      $2,695,654              $0              $0
                                       -------------- --------------- --------------- --------------- --------------- --------------
Operating Leases                          $2,430,124        $489,212      $1,290,873        $338,629        $198,736        $112,674
                                       -------------- --------------- --------------- --------------- --------------- --------------
  Total contractual cash obligations     $13,251,501      $1,308,564      $5,376,844      $4,228,333      $1,371,886        $965,874
                                       -------------- --------------- --------------- --------------- --------------- --------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2002 annual interest rate of 1.90% for the Industrial Revenue Bonds.



         We also have a commercial commitment as described below:


-------------------------------------- --------------------------------- ------------------------------- ---------------------------
          OTHER COMMERCIAL                       TOTAL AMOUNT                     OUTSTANDING                       DATE OF
             COMMITMENT                           COMMITTED                       AT 09/30/03                      EXPIRATION
-------------------------------------- --------------------------------- ------------------------------- ---------------------------
           Line of Credit                        $10,000,000                           $0                       August 15, 2006
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

       Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, we have not experienced significant bad debt losses and our reserve for doubtful accounts of $350,000 should be adequate for any exposure to loss in our September 30, 2003 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired at September 30, 2003.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk related to interest rate changes on its debt. Long term debt includes $5,142,859 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in the Liquidity and Capital Resources section of this report.

ITEM 4.  CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

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

 Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

               31.1 Certification of Chief Executive Officer pursuant to Rule
                    13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002,

               31.2 Certification of Chief Financial Officer pursuant to Rule
                    13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002,

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

             (b) A Form 8-K was filed on October 16, 2003, announcing the resignation of David D. Lung as President and Chief Executive Officer and the appointment of Keith V. Kankel as successor.

             (c) A Form 8-K was filed on October 21, 2003, announcing the third quarter financial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     PATRICK INDUSTRIES, INC.
                                                     (Company)






Date    November 13, 2003                             /S/Keith V. Kankel
      ---------------------                          ---------------------------
                                                     Keith V. Kankel
                                                     (President)
                                                     (Chief Executive Officer)





Date     November 13, 2003                            /S/Andy L. Nemeth
     -----------------------                         ---------------------------
                                                     Andy L. Nemeth
                                                     (Vice President, Finance)
                                                     (Chief Financial Officer)