Form 10-K
period 2003-12-31
PATRICK INDUSTRIES INC
filed 2004-03-29
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 or [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE Act OF 1934

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
Yes      X      No
    -----------    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer.
YES        NO    X
    -----     ------

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2003 (based upon the closing price on NASDAQ and an estimate that 76.3% of the shares are owned by non-affiliates) was $22,374,322. The closing market price was $6.38 on that day and 4,596,261 shares of the Company's common stock were outstanding.

As of March 16, 2004 there were 4,676,549 shares of the Company's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE.

            Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2004 are incorporated by reference into Parts III of this Form
            10-K.

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

              The Company has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle industries that have such a nationwide network. The Company maintains five manufacturing plants and a distribution facility near its principal offices in Elkhart, Indiana, and operates eleven other warehouse and distribution centers and twelve other manufacturing plants in twelve other states.

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

              The Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle industries and other industries to which its products, manufacturing processes, or sales and distribution system are applicable. Currently, approximately 41% of the Company's sales are to the Manufactured Housing industry, 31% to the Recreational Vehicle industry, and 28% to other industries compared to 2002 where sales were 47%, 30% and 23%, respectively. These industries, and the impact that they have on their suppliers, are characterized by cyclical demand and production, small order quantities, and short lead times. These characteristics have an impact on the suppliers, many of whom tend to be small, regional, and specific product line companies.

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

     Expansion of Manufacturing Capacity

              In the last 5 years, the Company has invested approximately $22.6 million to upgrade existing facilities and equipment and to purchase manufacturing and distribution facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. The capacity created by these investments has enabled the Company to accommodate future growth in the Company's product lines and markets.

     Strategic Acquisitions and Expansion

              The Company supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Company, from time to time, considers the acquisition of additional product lines, facilities or other assets to complement or expand its existing business. In 1999, the Company expanded the Sun Adhesive facility in Decatur, Alabama to increase capacity and in March, 2004, the Company purchased a new building complex in Elkhart, Indiana for the consolidation of its manufacturing operations in that area. This acquisition should provide opportunities for improved efficiencies and capacity for future growth both in manufacturing and distribution operations.

Restructuring and Impairment
----------------------------

            In the last three years the Company has incurred restructuring charges of $0.9 million related to the closing, consolidation, and relocation of five manufacturing divisions in various states. The charges included severance payments, write-down of obsolete inventories, equipment relocation, and future rental commitments related to closed facilities. These strategic initiatives were done to eliminate duplication of efforts, close negative performing operations, and increase volume levels at other locations. The majority of cost savings related to these plans will be realized in future years.

            Additionally, in the last three years the Company has incurred impairment charges of $2.8 million related to the write-down of the net book value of long-lived assets primarily in the Company's Wood and Other segments. The impairment costs were calculated by estimating discounted future cash flow and comparing it to the carrying value of these assets. These write-downs were non-cash charges and effectively eliminated all of the goodwill on the Company's books as well as reducing future yearly depreciation expense.

Business Segments
-----------------

            The Company's operations through December 31, 2003 comprise four reportable segments. Information related to those segments is contained in "Note 14-Segment Information" appearing in the financial statements included herein as noted in the index appearing under Item 15(a)(1) and (2). Beginning in 2004, the Company's operations will be presented in three reportable segments.

Principal Products
------------------

              The Company distributes pre-finished wall and ceiling panels, vinyl and cement siding, roofing products, high pressure laminates, passage doors, building hardware, insulation, decorative mirrors and glass, and other products. Through its manufacturing divisions, the Company manufactures decorative vinyl and paper panels, cabinet doors, shelving, countertops, wrapped wood mouldings, aluminum extrusions, drawer sides, furniture components, wood adhesives, and laminating presses. In conjunction with its manufacturing capabilities, the Company also provides value added processes including custom fabrication, edge-banding, drilling, and cut to size capabilities.

              Pre-finished wall panels contributed more than 10% to total sales. The percentage contributions of this class of product to total sales was 39.6%, 36.5%, and 36.0% for the years ended December 31, 2003, 2002, and 2001, respectively.

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

            The Company's Metals division utilizes technology to produce aluminum extrusions for framing and window applications. In addition, this division makes extrusions for running boards, accessories and parts for trucks, vans, automobiles, marine industry products, and other construction-related materials.

              The Company manufactures two distinct cabinet door product lines. One product line is manufactured from raw lumber utilizing solid oak and other hardwood materials. The Company's other line of doors is made of laminated fiberboard. The Company's doors are sold mainly to the Manufactured Housing and Recreational Vehicle industries, and the Company also markets to the cabinet manufacturers and "ready-to-assemble" furniture manufacturers.

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

Manufactured Housing

              The Manufactured Housing industry has historically served as a more affordable alternative to the home buyer. Because of the relatively lower cost of construction as compared to site-built homes, manufactured homes traditionally have been one of the principal means for first-time home buyers to overcome the obstacles of large down payments and higher monthly mortgage payments. Manufactured housing also presents an affordable alternative to site-built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes. The increase in square footage of living space in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of home buyers.
              Manufactured homes are built in accordance with national, state, and local building codes. Manufactured homes are factory-built and transported to a site where they are installed, often permanently.

Some manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles.

              Modular homes, which are a component of the manufactured housing industry, are factory built homes that are built in sections and transported to the site for installation. These homes are generally set on a foundation and are subject to land/home financing conditions. These units in recent years have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost as well as their less restrictive access to financing when compared to the chattel lending market.

              The Manufactured Housing industry is cyclical and is affected by the availability of alternative housing such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Institute reported that during the four-year period ended December 31, 1991, shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally in 1991. The reported number of units increased sharply in the five years following 1991, with increases in each of those years. Manufactured home unit shipments reached a peak for the latest cycle in 1998 at 372,800, which represents 118% more units than in 1991. The industry has seen an approximate 65% decline in unit shipments since 1998, with 2003 shipments finishing at 130,900.

              These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, agricultural, and, in particular, oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics had caused the manufactured housing cycle to change positively until 1999. Beginning in mid-1999 and continuing through 2003, the Manufactured Housing industry has had to contend with increased repossessed inventory levels, credit requirements that became more stringent, and a reduction in availability of lenders for both retail and dealers. As a result, the industry has experienced four consecutive years of significant declines in the number of industry shipments with 2003 finishing at levels which were almost 62% lower than those experienced in 1999. There is speculation that the coming year will provide an increase of approximately 5% to 10% in unit shipments from the 2003 levels, however nothing tangible has been seen yet. Repossessed inventory levels have been reduced to a manageable level, however the availability of financing and access to the Asset-Backed securities market is still restricted. Additionally, employment growth is needed to provide more significant increased demand, thus resulting in increased production and shipment levels.

            Manufactured Housing Shipments:
            -------------------------------
              1990 - 188,200
              1991 - 170,700
              1992 - 210,800
              1993 - 254,300
              1994 - 303,900
              1995 - 339,600
              1996 - 363,400
              1997 - 353,400
              1998 - 372,800
              1999 - 348,700
              2000 - 250,600
              2001 - 193,200
              2002 - 168,500
              2003 - 130,900

Recreational Vehicles

              The Recreational Vehicle industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities. Fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, in the past, have had an adverse impact on recreational vehicle sales. Recently the industry has been characterized by increased demand as a result of continued growth in disposable incomes, low inflation, low interest rates and renewed growth in employment. Long term trends point to market growth because of favorable demographics.

              Recreational vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association. The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheel trailers, motor homes, and van conversions. These recreational vehicles are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling.

              Conventional travel trailers and folding camping trailers are non-motorized vehicles which are designed to be towed by passenger automobiles, pick-up trucks, or vans. They provide comfortable, self-contained living facilities for short periods of time. Conventional travel trailers and folding camping trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pick-up trucks, are constructed with a raised forward section that is attached to the bed area of the pick-up truck. This allows for a bi-level floor plan and more living space than a conventional travel trailer.

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

            The industry shipped 321,200 units in 1999. Increased gasoline prices and uncertainty with regards to the economy resulted in shipment declines over the next two years of more than 20%. The industry rebounded in 2002 due to improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. Shipment levels in 2003 improved yet again almost to the 1999 levels and 2004 shipments are expected to be better than those attained in 2003.

            Recreational Vehicle Shipments:
            -------------------------------
              1990 - 173,100
              1991 - 163,300
              1992 - 203,400
              1993 - 227,800
              1994 - 259,200
              1995 - 247,000
              1996 - 247,500
              1997 - 254,500
              1998 - 292,700
              1999 - 321,200
              2000 - 300,100
              2001 - 256,800
              2002 - 311,000
              2003 - 320,800

Other Markets

              Many of the Company's products, such as its countertops, laminated panels, cabinet doors, and shelving may be utilized in the furniture and cabinetry markets. The Company's aluminum extrusion process is easily applied to the production of accessories for trucks, vans, and automobiles, as well as architectural and certain other building products. The Company's adhesives are marketed in many industrial adhesive markets.

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

Marketing and Distribution
--------------------------

              The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 2,000 customers. The Company has three customers, who together accounted for approximately 26% and 27% of the Company's total sales in 2003 and 2002, respectively. Ten other customers collectively accounted for approximately 19% of 2003 sales. The Company believes it has good relationships with its customers.

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

              The Company operates twelve warehouse and distribution centers and seventeen manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Indiana, Kansas, Minnesota, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Company is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers
---------

              During the year ended December 31, 2003, the Company purchased approximately 67% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 40% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's major materials.

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

Employees
---------

              As of December 31, 2003, the Company had 1,065 employees of which 952 employees were engaged directly in production, warehousing, and delivery operations, 54 in sales, and 59 in office and administrative activities. There are three manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

              The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

Executive Officers of the Company
---------------------------------

       The following table sets forth the executive officers of the Company, as of December 31, 2003:

            Name                                Position
            ----                                --------

       Keith V. Kankel             Interim President and Chief Executive Officer

       Andy L. Nemeth              Vice President Finance, Secretary-Treasurer
                                     and Chief Financial Officer

       Gregory J. Scharnott        Vice President Operations and Distribution -
                                     East

       Paul E. Hassler             Vice President Operations and Distribution -
                                     West (President and Chief Executive Officer effective April 5, 2004)

       Alan M. Rzepka              Vice President Sales & Marketing

Keith V. Kankel (age 61) assumed the position of Interim President and Chief Executive Officer of the Company in October, 2003 following the resignation of David D. Lung. Mr. Kankel previously held the position of Secretary-Treasurer from 1974 through 2002 and Vice President of Finance from 1987 through July, 2002, when he retired. He will continue as Interim President and Chief Executive Officer until April 5, 2004, after which he will remain with the Company for the remainder of the year on a part time basis as Senior Vice President of Special Projects. Mr. Kankel has been a member of the Board of Directors of the Company since 1977.


Andy L. Nemeth (age 35) assumed the position of Secretary-Treasurer in July, 2002, and in May, 2003, Mr. Nemeth was elected Vice President Finance. Mr. Nemeth was a Division Controller from May, 1996 to July,

2002 and prior to that he spent five years in public accounting with Coopers & Lybrand (now Pricewaterhouse Coopers).

Gregory J. Scharnott (age 54) was elected Vice President Operations and Distribution - East in December, 2003. Prior to that, Mr. Scharnott was Executive Director of Midwest Operations from February, 2001 to June, 2002, and Vice President of Operations from June, 2002 to December, 2003. Mr. Scharnott has over 25 years of manufacturing management experience, including 20 years with the General Electric Company.

Paul E. Hassler (age 56) assumed the position of Vice President Operations and Distribution - West in December, 2003. Prior to that, Mr. Hassler served as General Manager of California Operations from 1986 to 1994 and Executive Director of West Coast Operations from 1994 to 2003. Mr. Hassler has over 32 years of Manufactured Housing and Recreational Vehicle experience in various capacities. In February, 2004, Mr. Hassler was elected President and Chief Executive Officer of the Company effective April 5, 2004.

Alan M. Rzepka (age 47) assumed the position of Vice President of Sales & Marketing in May, 2000.
Mr. Rzepka was National Sales Manager from January, 1997 to May, 2000 and prior to that was Director of Manufacturing Purchasing since 1994.


Website Access to Company Reports
---------------------------------

              We make available free of charge through our website, www.patrickind.com, (1) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission and (2) the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters, our Corporate Governance Guidelines and our Corporate Compliance and Code of Ethics Policy. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES AND EQUIPMENT

         As of December 31, 2003, the Company maintained the following warehouse, manufacturing and distribution facilities:


                                                                             Ownership or
Location                        Use                   Area Sq. Ft.           Lease Arrangement
--------                        ---                   ------------           -----------------

Elkhart, IN                Manufacturing(3)              40,400              Leased to 2005
Elkhart, IN                Mfg. & Dist.(1)(3)           173,400              Owned
Elkhart, IN                Manufacturing (2)             42,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              30,000              Leased to 2004
Elkhart, IN                Manufacturing(2)              31,000              Leased to 2004
Elkhart, IN                Admin. Offices                10,000              Owned
Mishawaka, IN              Manufacturing(4)             191,000              Owned, Subject to Mortgage
Decatur, AL                Distribution(1)               30,000              Leased to 2004
Decatur, AL                Manufacturing(2)(4)           35,000              Owned
Decatur, AL                Manufacturing(2)(4)           59,000              Owned
Valdosta, GA               Distribution(1)               30,800              Owned
New London, NC             Mfg. & Dist.(1)(2)           163,200              Owned, Subject to Mortgage
Halstead, KS               Distribution(1)               36,000              Owned
Waco, TX                   Mfg. & Dist.(1)(2)           105,600              Leased to 2004
Waco, TX                   Manufacturing(2)              21,000              Leased to 2004
Mt. Joy, PA                Distribution(1)(2)            58,500              Owned
Mt. Joy, PA                Manufacturing(2)              30,000              Owned
Ocala, FL                  Manufacturing(2)              55,500              Owned
Fontana, CA                Mfg. & Dist.(1)(2)           110,000              Owned
Fontana, CA                Manufacturing(2)              71,800              Owned
Fontana, CA                Manufacturing(2)              32,000              Leased to 2004
Fontana, CA                Distribution(1)               22,400              Leased to 2004
Woodland, CA               Distribution (1)              17,200              Leased to 2005
Phoenix, AZ                Manufacturing (2)             36,000              Leased to 2004
Phoenix, AZ                Manufacturing (2)              7,500              Leased to 2004
Woodburn, OR               Mfg. & Dist.(1,2,3)          153,000              Owned, Subject to Mortgage
Boulder City, NV           Manufacturing(4)              24,700              Leased to 2006

(1) Distribution center
(2) Vinyl/paper/foil laminating
(3) Cabinet doors and other wood related
(4) Aluminum, adhesives, and other



         Additionally, the Company owns a 109,000 square foot building in Elkhart, IN which is being used for administrative offices and materials storage. The Company also owns a 30,900 square foot building with administrative offices in Elkhart, IN which is currently for sale. During 2003, the Company sold its vacant 50,900 square foot manufacturing building in Goshen, IN and its 62,000 square foot vacant building in Bristol, IN. In March, 2004 the Company purchased a 155,000 square foot building complex in Elkhart, IN for the consolidation of several of the above Elkhart manufacturing operations during 2004. As of December 31, 2003, the Company owned or leased 30 trucks, 38 tractors, 83 trailers, 137 forklifts, 1 automobile and a corporate aircraft. All owned and leased facilities and equipment are in good condition and well maintained.

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


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
                      HOLDER MATTERS

           The Company's common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last three years were as follows:

          1st Quarter        2nd Quarter        3rd Quarter         4th Quarter
2003     7.640 - 6.490      6.690 - 6.330      6.860 - 6.330       8.850 - 6.840

2002     9.944 - 7.059     10.000 - 8.050      9.000 - 6.760       7.999 - 5.440

2001     7.563 - 5.625      9.180 - 6.250      8.550 - 6.000       7.280 - 5.450


           The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

           There were approximately 500 holders of the Company's common stock as of March 16, 2004 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,000 holders of the Company's common stock held in street name.

           The Company declared a first time regular quarterly dividend of $.04 per common share starting June 30, 1995 and continued it through the first quarter of 2003. The Board of Directors decided to suspend the quarterly dividend in the second quarter of 2003 due to industry conditions. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

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


                                   As of or for the Year Ended December 31,
                              2003         2002         2001         2000        1999
                                 (dollars in thousands, except per share amounts)

Net sales                  $ 274,682    $ 308,755   $ 293,070    $ 361,620    $ 457,356
Gross profit                  32,183       39,193      34,012       41,905       57,339
Warehouse and delivery
 expenses                     12,916       14,329      14,407       15,140       16,715
Selling, general, and
 administrative expenses      18,442       23,546      24,926       25,241       27,058
Impairment charges             - - -        - - -       2,834        6,937        - - -
Restructuring charges            235          269         423          718        - - -
Interest expense, net            680          891         962        1,224        1,393
Income taxes (credits)           (35)          63      (3,769)      (2,821)       4,769
Net income (loss)                (55)          95      (5,771)      (4,534)       7,404
Basic earnings (loss)
 per common share               (.01)         .02       (1.28)       (0.89)        1.30
Diluted earnings (loss)
  per common share              (.01)         .02       (1.28)       (0.89)        1.29
Weighted average common
 shares outstanding            4,601        4,547       4,524        5,118        5,714
Cash dividends, per
 common share                    .04          .16         .16          .16          .16
Working capital               35,635       38,566      39,082       41,416       47,553
Total assets                  81,142       86,466      91,970      102,520      126,203
Long-term debt                 7,771       11,443      15,114       18,786       22,457
Shareholders' equity          59,248       59,279      59,504       66,250       79,567



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

GENERAL

         After coming off of a fairly positive 2002 year, the twelve months ending December 31, 2003 proved to be a challenge for the Company as well as a year faced with much economic uncertainty. Market conditions were adversely affected early in the year by the unstable situation in the Middle East, the War in Iraq, and a relatively stagnant economy. Consumer confidence levels in 2003 fluctuated up and down on a monthly and quarterly basis with December finishing the second highest month and quarter of the year. The Company's sales were approximately 11.0% less than the previous year and declined each quarter from 2002 as sales decreased by 10.5%, 14.1%, 13.1%, and 5.5% for the first, second, third, and fourth quarters of 2003, respectively. The fourth quarter 2003 included $1.2 million in positive adjustments compared to the fourth quarter of 2002, which included a $1.6 million write-off of receivables and inventory related to the Oakwood Homes Corporation Bankruptcy filing. The Company reported a slight loss year to date for 2003 of $55,000 compared to income in 2002 of $95,000.

         The Manufactured Housing Industry, which represents approximately 41% of the Company's 2003 sales, continued to struggle as total shipments were in their fifth year of decline and the lowest in over forty years. Unit shipments in 2003 were approximately 130,900, or 22.3%, less than the 168,500 in 2002. Further, the 2003 shipment levels were 62% less or approximately 218,000 units less, than they were in 1999, the year that the downturn began. These low shipment levels have caused significant closings and consolidations in the industry and have promoted an environment of extremely competitive pricing which has negatively impacted the Company's margins. While repossessed inventory levels declined to more manageable levels in 2003, slow jobs growth, the lack of significant dealer and retail financing, and restricted access to the Asset Backed Securities market continues to deter significant growth in this industry. Current estimates for 2004 shipment levels are approximately 145,000 units, or a projected 10% increase over 2003. There are indications that the market is improving and prospective new lenders are considering entering the financing arena, however preliminary signs indicate that tangible evidence of this, if any, won't be seen until at least the second quarter.

         As trends are changing and modular housing units have become more popular with the consumers, the manufacturers have shifted some of the product mix that goes into these units. They have specified increased amounts of distribution type wallboard versus the laminated substrates that have traditionally been used in the past. This shift has negatively impacted the demand for the Company's laminated wallboard that used to be dominant in these units. This trend is expected to continue not only in the modular units, but also in the conventional HUD code manufactured housing units.

         The Recreational Vehicle Industry, which makes up approximately 31% of the Company's 2003 sales, on the other hand experienced a near record year and the second highest shipment levels in the last 25 years to finish at 320,800 units, or 3.2% better than 2002. Low interest rates, an improving economy, shifting demographic trends, and changing attitudes towards RV's have stimulated growth and preliminary signs indicate that 2004 shipment levels will be consistent, if not better, than those achieved in 2003.

         The Industrial market segment, which continues to be an area of focus for the Company, provides opportunities for future growth. Sales to this particular market comprise the remaining 28% of consolidated sales and the longer production runs contribute to increased efficiencies and improved profit margins. The Company has been proactive in its investment in equipment to help diversify its manufacturing and fabricating capabilities to penetrate the industrial and other markets and help offset the demand decreases from modular housing market. Additionally, the Company continues to look for new products to increase its market share in the industries that it serves.

              The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:

                                                           Year Ended
                                                          December 31,
                                              2003          2002           2001

Net sales                                    100.0%        100.0%         100.0%
Cost of sales                                 88.3          87.3           88.4
Gross profit                                  11.7          12.7           11.6
Warehouse and delivery                         4.7           4.7            4.9
Selling, general and administrative            6.7           7.6            8.5
Impairment charges                             - -           - -            1.0
Restructuring charges                          0.1           0.1            0.1
Operating income (loss)                        0.2           0.3           (2.9)
Net income (loss)                              0.0           0.0           (2.0)

RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Net Sales. Net sales decreased by $34.1 million, or 11.0%, from $308.8 million in 2002 to $274.7 million in 2003. The decrease is primarily attributable to the 22.3% decrease in shipments in the Manufactured Housing industry which was partially offset by the strong market conditions in the Recreational Vehicle industry and the 3.2% increase in shipments compared to 2002. Additionally, the Company's approximate 4% increase in sales to the Industrial market segment helped to partially offset the Manufactured Housing shipment decline.

         Gross Profit. Gross profits decreased by $7.0 million, or 17.9%, from $39.2 million in 2002 to $32.2 million in 2003. As a percentage of net sales, gross profit decreased approximately 1.0%, from 12.7% in 2002 to 11.7% in 2003. The decrease in dollars and percentage of net sales is attributable to the 11.0% decrease in consolidated net sales and competitive pricing situations in both the Manufactured Housing and Recreational Vehicle markets as the Company and its major competitors generally supply both of these industries with products. The Company has continued its focus on increasing operating efficiencies and reducing fixed costs where possible while operating at current sales levels which are close to break-even.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased by $1.4 million, or 9.9%, from $14.3 million in 2002 to $12.9 million in 2003. As a percentage of net sales, warehouse and delivery expenses remained fairly constant at 4.7% of net sales for 2002 and 2003. The decrease in dollars is due to reduced sales levels and the Company reducing the size of the fleet that it rents or owns. The efforts to keep costs aligned with revenues are ongoing and contributed to the warehouse and delivery expenses as a percentage of net sales remaining fairly constant.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $5.1 million, or 21.7%, from $23.5 million for the twelve months ending December 31, 2002 to $18.4 million in the same period in 2003. As a percentage of net sales, selling, general and administrative expenses decreased by 0.9%, from 7.6% in 2002 to 6.7% in 2003. Approximately $2.0 million of the decrease is attributable to the Company making significant fixed cost cutting efforts in 2003 in order to keep costs aligned with revenues. Additionally, the 2003 figures include several positive adjustments including gains on sale of two vacant buildings of approximately $0.3 million, a gain on sale of equipment held for sale as a result of closing of one of the operations in the wood segment of $0.4 million, and a gain on cash value of life insurance policies of $0.6 million. Comparatively, the 2002 figures include a negative adjustment of $1.6 million related to the Oakwood Homes bankruptcy filing. Exclusive of the adjustments mentioned above, selling, general and administrative expenses were 7.2% of net sales for 2003 and 7.1% of net sales for 2002.

         Restructuring Charges. As discussed in Note 10 of the financial statements, the Company recognized restructuring charges of approximately $235,000 in 2003 and $269,000 in 2002.

         Operating Income. Operating income decreased by $0.4 million, from $1.0 million in 2002 to $0.6 million in 2003. The decrease in operating income is due to the factors described above.

         Interest Expense, net. Interest expense, net decreased by $0.2 million, or 23.7%, from $0.9 million in 2002 to $0.7 million in 2003. The decrease is due to a decline in interest rates on the variable rate bonds and normal debt service requirements resulting in reduced long term debt outstanding.

         Net Income (Loss). Net income decreased by $150,000, from income of $95,000 in 2002 to a loss of $55,000 in 2003. The decrease in net income is due to the factors described above.

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

            Distribution - Distributes pre-finished wall and ceiling panels, particleboard, hardboard and vinyl siding, roofing products, high pressure laminates, passage doors, building hardware, insulation, and other products.

            Wood - Uses raw lumber including solid oak, hardwood, particleboard, medium density fiberboard, and laminated particleboard or plywood to produce cabinet doors, drawer sides, laminated table tops, and various cut to size parts used in the furniture, desk, hotel, restaurant and cabinet industries. Effective for 2004, the wood segment will be eliminated and the operations will be combined into the remaining segments.

            Other - Includes aluminum extrusion and fabricating, manufacture of adhesive products, pleated shades, and laminating equipment.

            The table below presents information about the revenue and earnings before interest and taxes of those segments. A reconciliation to consolidated totals is presented in footnote 14 of the Company's 2003 financial statements.


                                                                                   Year Ended
                                                                                  December 31
                                                              2003                    2002                2001
                                                                           (dollars in thousands)
 Sales
 Laminating                                                $140,118              $148,863            $131,144
  Distribution                                                90,631               108,134             104,337
  Wood                                                        25,266                31,998              30,182
  Other                                                       34,447                37,590              46,397

Earnings (Loss) Before Interest and Taxes (EBIT)
  Laminating                                                $    461             $   2,530            $ (1,120)
  Distribution                                                   974                 1,847                 619
  Wood                                                        (1,379)               (1,648)             (1,027)
  Other                                                          622                   240              (1,730)



Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Laminating Segment Discussion

         Net sales in the laminating segment decreased by $8.7 million, or 5.9%, from $148.8 million in 2002 to $140.1 million in 2003. The decrease is primarily attributable to a 22.3% decrease in shipments in the Manufactured Housing Industry. This decrease was partially offset by a 3.2% increase in shipments in the Recreational Vehicle Industry as well as increased sales into the Industrial market.

         Operating income decreased by $2.0 million, or 81.8%, from $2.5 million in 2002 to $0.5 million in 2003. This decrease is primarily attributable to reduced gross margins as a result of significant competitive pricing pressures in both the Manufactured Housing and Recreational Vehicle markets, which comprise 60% of the sales in this segment. Additionally, while the Company has focused on fixed cost reduction in its manufacturing operations, workers compensation and utility costs have continued to increase which have contributed to the negatively impacted margins.

Distribution Segment Discussion

         Net sales in the distribution segment decreased by $17.5 million, or 16.2%, from $108.1 million in 2002 to $90.6 million in 2003. This decrease is attributable to the 22.3% decrease in shipments in the Manufactured Housing industry, which is the primary market that this segment serves.

         Operating income decreased by $0.8, million from $1.8 million in 2002 to $1.0 million in 2003. The decrease in operating income is due to decreased sales volume.

Wood Segment Discussion

         Net sales decreased by $6.7 million, or 21.0%, from $32.0 million in 2002 to $25.3 million in 2003. The decrease is attributable to the closing of two of the unprofitable divisions in this segment, one in mid 2002 and the other in 2003. Together, these two divisions accounted for approximately $13.8 million of the sales volume in this segment in 2002 compared to $4.8 million in 2003. The decreased sales from these two divisions were partially offset by increased sales of approximately $2.3 million in another division in this segment in 2003.

         Operating losses in the wood segment decreased by $0.3, million from a loss of $1.6 million in 2002 to a loss of $1.3 million in 2003. Savings of $0.5 million from the closing of one of the unprofitable divisions in this segment in 2002 and decreased losses from another division in this segment of $0.7 million were partially offset by losses in another division in this segment of approximately $0.9 million, which was closed during 2003.

Other Segment Discussion

         Net sales decreased by $3.1 million, or 8.4%, from $37.6 million in 2002 to $34.5 million in 2003. The decline in sales is attributable to the Company selling one of the divisions in this segment in 2002.

         Operating income increased by $0.4, million from $0.2 million in 2002 to $0.6 million in 2003. The increase is due to operating efficiencies gained as a result of increased sales volume of one of the divisions in this segment.


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

            Operating income increased $3.6 million, from a loss of $1.1 million in 2001 to income of $2.5 million in 2002. This increase is due to the increased sales volume, the elimination of certain low margin business in exchange for business that resulted in higher production runs and increased operating efficiencies, and the cost cutting measures that the Company has undertaken over the past two years to reduce fixed and variable costs.

Distribution Segment Discussion

            Net sales increased by $3.8 million, or 3.6%, from $104.3 million in 2001 to $108.1 million in 2002. This increase is due to certain operating units in this segment gaining market share despite the downturn in the Manufactured Housing industry which is the major industry this segment serves. Oakwood Homes Corporation, which filed for bankruptcy protection in the fourth quarter, accounted for a significant portion of this increase and future periods may reflect decreases as the Company has limited its exposure by reducing receivables and inventory specifically related to this particular customer, which is operating as a "Debtor in Possession".

            Operating income increased $1.2 million, from $0.6 million in 2001 to $1.8 million in 2002. This increase is due to the increased sales volume, the elimination of certain low margin business, and the elimination of certain unprofitable product lines.

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

            Operating losses in this segment increased $0.6 million, from a loss of $1.0 million in 2001 to a loss of $1.6 million in 2002. The increased losses are the result of production inefficiencies and labor problems in two of the operating units in this segment. Additionally, one of these operating units encountered significant material problems and scrap related to a change in raw material required by a customer as a result of the annual model change. The new material is very susceptible to damage and consequently has required the Company to incur additional costs related to increased handling, production rework, and customer returns. The Company is taking steps to reduce these increased costs; however, losses are expected to continue through at least the first quarter of 2003.

Other Segment Discussion

            Net sales in this segment decreased $8.8 million, or 19.0%, from $46.4 million in 2001 to $37.6 million in 2002. This decline is attributable to the closing and consolidation of three operations in this segment in 2001 as well as the 12.8% decrease in units shipped in the Manufacturing Housing industry in 2002.

            Operating income increased $1.9 million, from a loss of $1.7 million in 2001 to income of $0.2 million in 2002. This increase is the result of the closing and consolidation of three unprofitable operating units in 2001 as well as a return to profitability of one of the operating units which experienced losses in 2001.

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

           In conjunction with its strategic and capital plan, the Company intends to increase its capital expenditures for property and equipment in 2004 to approximately $11 million. Capital expenditures over the past three years have been approximately $5.3 million, $4.2 million, and $1.8 million for 2003, 2002, and 2001, respectively. The Company expects to enter into borrowing arrangements with its financial institutions to fund the expenditures for two new buildings included in this plan, and believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, remaining capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.

         A summary of our contractual cash obligations at December 31, 2003 is as follows:


                                       --------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------------------------------------------------
--------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL            2004            2005            2006            2007          2008
-------------------------------------- -------------- --------------- --------------- --------------- --------------- -------------

                                       -------------- --------------- --------------- --------------- --------------- -------------
Long-term debt, including interest        $5,243,875      $1,205,875      $1,186,625      $1,167,375        $849,000      $835,000
at Variable rates**
                                       -------------- --------------- --------------- --------------- --------------- -------------
Long-term debt, including interest        $5,566,675      $2,871,021      $2,695,654              $0              $0            $0
at Fixed rates**
                                       -------------- --------------- --------------- --------------- --------------- -------------
Operating Leases                          $3,727,584      $1,923,548        $886,965        $502,892        $279,623      $134,556
                                       -------------- --------------- --------------- --------------- --------------- -------------
  Total contractual cash obligations     $14,538,134      $6,000,444      $4,769,244      $1,670,267      $1,128,623      $969,556
                                       -------------- --------------- --------------- --------------- --------------- -------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2003 annual interest rate of 1.75% for the Industrial Revenue Bonds.


         We also have a commercial commitment as described below:


-------------------------------------- -------------------------------- ------------------------------- ---------------------------
          OTHER COMMERCIAL                      TOTAL AMOUNT                     OUTSTANDING                       DATE OF
             COMMITMENT                           COMMITTED                      AT 12/31/03                      EXPIRATION
-------------------------------------- -------------------------------- ------------------------------- ---------------------------
      Revolving Credit Agreement                  $10,000,000                          $0                         May 31, 2006
-------------------------------------- -------------------------------- ------------------------------- ---------------------------


         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2004.

Critical Accounting Policies

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

         Our major operating assets are accounts receivable, inventory, and property and equipment. Excluding the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in 2002, we have not experienced significant bad debts expense and our reserve for doubtful accounts of $250,000 should be adequate for any exposure to loss in our December 31, 2003 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the year ended December 31, 2003. The Company ships product based on specific orders from customers and revenue is recognized upon delivery.


SEASONALITY

           Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.


SALE OF PROPERTY

           During 2003, the Company sold its 50,900 square foot manufacturing facility in Goshen, Indiana. This building had previously been leased to a third party and the transaction resulted in a gain on sale of approximately $158,000. Also during 2003, the Company sold its vacant 62,000 square foot building located in Bristol, Indiana in a transaction that resulted in a gain on sale of approximately $178,000.


PURCHASE OF PROPERTY

           In March, 2004, the Company purchased a 155,000 square foot building complex in Elkhart, Indiana for approximately $1,800,000. The Company intends to consolidate certain manufacturing operations in Elkhart, Indiana into this location and plans on spending an additional $1.0 million in improvements to this facility.

           The Company intends to build a new distribution facility on its Fontana, California property for an approximate cost of between $1.5 and $2.0 million. This building is currently in the planning stage and is anticipated to be completed in the fourth quarter of 2004.

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

           The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in the Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

     o The Company operates in a highly competitive business environment, and its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, or the decision of its customers to purchase competitive products instead of the Company's products. Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by purchasers of the Company's products.
     o On an annual basis, the Company negotiates renewals for property, casualty, workers compensation, general liability, and health insurance coverages. Due to conditions within these insurance markets and other factors beyond the Company's control, future coverages and the amount of the related premiums could have a negative effect on the Company's results.
     o The primary markets to which the Company sells include the Manufactured Housing and Recreational Vehicle Industries, which are cyclical and dependent on various factors including interest rates, access to financing, inventory and production levels, and other economic and demographic factors. The Company's sales levels could be negatively impacted by changes in any one of the above items.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is set forth in Item 15 (a) 1. on page 25 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

ITEM 9A.  CONTROLS AND PROCEDURES

           The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Directors of the Company

           The information required by this item with respect to directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2004, under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance", which information is hereby incorporated herein by reference. The information with respect to executive officers is set forth at the end of Part I of this Form 10-K.

   Executive Officers of the Company

           Reference is made to "Executive Officers of the Company" in Part I of this annual report.

   Audit Committee Financial Expert

           The Company has determined that Robert C. Timmins, Larry D. Renbarger, Terrence D. Brennan, and Walter E. Wells all qualify as "audit committee financial experts" as defined in Item 401(h) of Regulation S-K, and that these directors are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

   Code of Business Conduct

           The Company has adopted a Code of Ethics Policy applicable to all employees. Additionally, the Company has adopted a Code of Business Conduct applicable to Senior Executives including, but not limited to the Chief Executive Officer and Chief Financial Officer of the Company. The Company's Code of Ethics and Code of Business Conduct Applicable to Senior Executives is available on the Company's web site at www.patrickind.com under "Corporate Governance". The Company intends to post on its web site any amendments to, or waivers from its Corporate Governance Guidelines and its Code of Ethics and Business Conduct Policy applicable to Senior Executives. The Company will provide shareholders with a copy of these policies upon written request directed to the Company's Secretary at the Company's address.

ITEM 11.  EXECUTIVE COMPENSATION

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2004, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2004, under the captions "Election of Directors", and "Equity Compensation Plan Information", which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is set forth in Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2004, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2004, under the heading "Accounting Information", which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page

(a) 1. FINANCIAL STATEMENTS

                  Independent auditor's report                          F-1

                  Consolidated Balance sheets -
                   December 31, 2003 and 2002                           F-2

                  Consolidated Statements of operations-years
                    ended December 31, 2003, 2002, and 2001             F-3

                  Consolidated Statements of shareholders'
                    equity years ended December 31,
                    2003, 2002, 2001                                    F-4

                  Consolidated Statements of cash flows-
                   years ended December 31,
                   2003, 2002, and 2001                                 F-5

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

         The exhibits listed in the accompanying Exhibit Index on pages 51, 52, and 53 are filed or incorporated by reference as part of this report.

(b) REPORTS ON FORM 8-K

         October 16, 2003
                  Item 5. Other Events and Regulation FD Disclosure
                  Exhibit 99.1 - Press Release Announcing the Resignation of David D. Lung as President and Chief Executive Officer
         October 21, 2003
                  Item 7.  Financial Statements and Exhibits
                  Exhibit 99.1 - Press Release Announcing Third Quarter 2003 Earnings

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                            PATRICK INDUSTRIES, INC

                                            By  /s/ Robert C. Timmins
                                                --------------------------------
                                                Robert C. Timmins, Lead Director


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                  Title                                           Date
         ---------                  -----                                           ----

/s/ Robert C. Timmins             Lead Director                                     March 19, 2004
------------------------------                                                      --------------
         Robert C. Timmins

/s/ Keith V. Kankel               President, Chief Executive Officer,               March 19, 2004
------------------------------      and Director                                    --------------
         Keith V. Kankel

/s/ Andy L. Nemeth                Vice President Finance, Secretary-Treasurer,      March 19, 2004
------------------------------      Chief Financial Officer                         --------------
         Andy L. Nemeth

/s/ Mervin D. Lung                Chairman Emeritus and Director                    March 19, 2004
------------------------------                                                      --------------
         Mervin D. Lung

/s/ David D. Lung                 Director                                          March 19, 2004
------------------------------                                                      --------------
         David D. Lung

/s/ Harold E. Wyland              Director                                          March 19, 2004
------------------------------                                                      --------------
         Harold E. Wyland

/s/ John H. McDermott             Director                                          March 19, 2004
------------------------------                                                      --------------
         John H. McDermott

/s/ Terrence D. Brennan           Director                                          March 19, 2004
------------------------------                                                      --------------
         Terrence D. Brennan

/s/ Walter E. Wells               Director                                          March 19, 2004
------------------------------                                                      --------------
         Walter E. Wells

/s/ Larry D. Renbarger            Director                                          March 19, 2004
------------------------------                                                      --------------
         Larry D. Renbarger


Patrick Industries, Inc.
And Subsidiaries

Consolidated Financial Report
12.31.2003

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

Independent Auditor's Report
   On the Supplementary Information                                    F-22

Supplementary Information

Schedule II - Valuation and qualifying
   accounts and reserves                                               F-23
--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Elkhart, Indiana
January 23, 2004

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                 2003                2002
--------------------------------------------------------------------------------

ASSETS

Current Assets
 Cash and cash equivalents                     $ 7,077,390     $ 3,552,232
 Trade receivables                              14,240,556      11,544,753
 Inventories                                    23,042,444      32,091,945
 Income tax refund claims receivable                  --         1,592,551
 Prepaid expenses                                  913,650         849,344
 Deferred tax assets                             1,954,000       1,981,000
                                               ---------------------------

 TOTAL CURRENT ASSETS                           47,228,040      51,611,825

Property and Equipment, net                     30,692,910      31,916,597

Other Assets                                     3,221,010       2,937,438
                                               ---------------------------

                 TOTAL ASSETS                  $81,141,960     $86,465,860
                                               ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt          $ 3,671,429     $ 3,671,428
 Accounts payable                                4,883,038       5,822,511
 Accrued liabilities                             3,038,926       3,552,574
                                               ---------------------------

 TOTAL CURRENT LIABILITIES                      11,593,393      13,046,513

Long-Term Debt, less current maturities          7,771,430      11,442,860

Deferred Compensation Obligations                2,103,403       2,176,577

Deferred Tax Liabilities                           426,000         521,000
                                               ---------------------------

 TOTAL LIABILITIES                              21,894,226      27,186,950
                                               ---------------------------

Commitments and Contingencies

Shareholders' Equity
 Preferred stock, no par value; authorized
 1,000,000 shares                                     --              --
 Common stock, no par value; authorized
 12,000,000 shares; issued 2003 4,616,886
 shares; 2002 4,584,261                         18,236,386      18,028,833
 Retained earnings                              41,011,348      41,250,077
                                               ---------------------------
 TOTAL SHAREHOLDERS' EQUITY                     59,247,734      59,278,910
                                               ---------------------------

 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                          $81,141,960     $86,465,860
                                               ===========================

See Notes to Financial Statements.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                              2003                2002                2001
------------------------------------------------------------------------------------------------------------------

Net sales                                                    $ 274,681,995       $ 308,754,982      $ 293,070,216

Cost of goods sold                                             242,498,880         269,561,768        259,057,716
                                                       -----------------------------------------------------------

 GROSS PROFIT                                                   32,183,115          39,193,214         34,012,500
                                                       -----------------------------------------------------------

Operating expenses:
 Warehouse and delivery                                         12,916,460          14,329,135         14,406,931
 Selling, general, and administrative                           18,442,660          23,546,020         24,926,575
 Impairment charges                                                      -                   -          2,833,987
 Restructuring charges                                             235,000             269,180            423,617
                                                       -----------------------------------------------------------
 TOTAL OPERATING EXPENSES                                       31,594,120          38,144,335         42,591,110
                                                       -----------------------------------------------------------

 OPERATING INCOME (LOSS)                                           588,995           1,048,879         (8,578,610)

Interest expense, net                                              679,645             891,259            961,800
                                                       -----------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME
 TAXES (CREDITS)                                                   (90,650)            157,620         (9,540,410)

Federal and state income taxes (credits)                           (35,200)             63,100         (3,769,000)
                                                       -----------------------------------------------------------

 NET INCOME (LOSS)                                               $ (55,450)           $ 94,520       $ (5,771,410)
                                                       ===========================================================

Basic earnings (loss) per common share                             $ (0.01)             $ 0.02            $ (1.28)
                                                       ===========================================================

Diluted earnings (loss) per common share                           $ (0.01)             $ 0.02            $ (1.28)
                                                       ===========================================================

See Notes to Financial Statements.



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                                   Preferred         Common            Retained
                                                                     Stock           Stock             Earnings           Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                             $ -       $ 17,689,417       $ 48,560,118      $ 66,249,535
 Net loss                                                                -                  -         (5,771,410)       (5,771,410)
 Issuance of 24,000 shares of common stock for stock award plan          -            170,640                  -           170,640
 Repurchase and retirement of 63,000 shares of common stock              -           (239,540)          (182,417)         (421,957)
 Dividends on common stock ($.16 per share)                              -                  -           (723,287)         (723,287)
                                                                   ----------------------------------------------------------------
Balance, December 31, 2001                                               -         17,620,517         41,883,004        59,503,521
 Net income                                                              -                  -             94,520            94,520
 Issuance of 24,000 shares of common stock for stock award plan          -            216,000                  -           216,000
 Issuance of 30,595 shares of common stock
 upon exercise of common stock options                                   -            192,316                  -           192,316
 Dividends on common stock ($.16 per share)                              -                  -           (727,447)         (727,447)
                                                                   ----------------------------------------------------------------
Balance, December 31, 2002                                               -         18,028,833         41,250,077        59,278,910
 Net (loss)                                                              -                  -            (55,450)          (55,450)
 Issuance of 12,000 shares of common stock for stock award plan          -             78,600                  -            78,600
 Issuance of 20,625 shares of common stock
 upon exercise of common stock options                                   -            128,953                  -           128,953
 Dividends on common stock ($.04 per share)                              -                  -           (183,279)         (183,279)
                                                                   ----------------------------------------------------------------
Balance, December 31, 2003                                             $ -       $ 18,236,386       $ 41,011,348      $ 59,247,734
                                                                   ================================================================

See Notes to Financial Statements.



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                                 2003               2002              2001
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                                 $ (55,450)          $ 94,520      $ (5,771,410)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization                                     5,897,051          6,295,388         7,512,286
 Impairment charges                                                        -                  -         2,833,987
 Deferred income taxes                                               (68,000)           473,000        (1,163,000)
 (Gain) loss on sale of property and equipment                      (840,121)            11,775           (66,581)
 Other                                                               205,689            371,051           632,275
 Change in assets and liabilities:
 Decrease (increase) in:
 Trade receivables                                                (2,695,803)         2,177,463           559,458
 Inventories                                                       9,049,501         (3,466,198)        2,312,207
 Income tax refund claims receivable                               1,592,551          1,454,248        (2,015,713)
 Prepaid expenses                                                    (64,306)           (44,946)          (34,381)
 Increase (decrease) in:
 Accounts payable and accrued liabilities                         (1,453,121)        (1,998,108)          785,601
                                                           -------------------------------------------------------
 NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                   11,567,991          5,368,193         5,584,729
                                                           -------------------------------------------------------

Cash Flows From Investing Activities
 Capital expenditures                                             (5,293,264)        (4,186,726)       (1,817,120)
 Proceeds from sale of property and equipment                      1,862,952            904,599           540,193
 Other                                                              (546,950)           116,929           (23,270)
                                                           -------------------------------------------------------
 NET CASH (USED IN) INVESTING
     ACTIVITIES                                                   (3,977,262)        (3,165,198)       (1,300,197)
                                                           -------------------------------------------------------

Cash Flows From Financing Activities
 Principal payments on long-term debt                             (3,671,429)        (3,671,428)       (3,671,428)
 Payments on deferred compensation obligations                      (278,863)          (258,094)         (135,186)
 Proceeds from exercise of common stock options                      128,953            192,316                 -
 Repurchase of common stock                                                -                  -          (421,957)
 Cash dividends paid                                                (183,279)          (727,447)         (730,988)
 Other                                                               (60,953)          (100,393)         (126,818)
                                                           -------------------------------------------------------
 NET CASH (USED IN) FINANCING
     ACTIVITIES                                                   (4,065,571)        (4,565,046)       (5,086,377)
                                                           -------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              3,525,158         (2,362,051)         (801,845)

Cash and cash equivalents, beginning                               3,552,232          5,914,283         6,716,128
                                                           -------------------------------------------------------

Cash and cash equivalents, ending                                $ 7,077,390        $ 3,552,232       $ 5,914,283
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

RISKS AND UNCERTAINTIES:

The Company purchases significant amounts of materials, which are commodities, from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company's purchases of these items can be based on supplier allocations.

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc., its wholly-owned subsidiary, Harlan Machinery Company, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). During the year ended December 31, 2002, Patrick Mouldings, L.L.C. ceased operations, and is not a consolidated subsidiary at December 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


TRADE RECEIVABLES:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Trade receivables in the accompanying balance sheets at December 31, 2003 and 2002 are stated net of an allowance for doubtful accounts of $250,000 and $300,000 respectively. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. In conjunction with the Company's credit terms, trade receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. Inventories are also written-down for management's estimates of product which will not sell at historical cost. Write-downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

During the year ended December 31, 2003, the Company entered into an agreement whereby certain materials, which were previously acquired as inventory, are held on consignment and entered into inventory when the material is introduced into the manufacturing process.

PROPERTY AND EQUIPMENT:

Property and equipment is recorded at cost. Depreciation has been computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment, transportation equipment, and leasehold improvements.

LONG-LIVED ASSETS:

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


STOCK OPTION PLAN:

At December 31, 2003, the Company has a stock option plan with shares of common stock reserved for options to key employees. The Company accounts for those plans under the recognition and measurement principles of APB Opinion # 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair value of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):


                                                             2003                2002                2001
                                                      ------------------------------------------------------------
Net income (loss):
As reported                                                     $ (55,450)           $ 94,520        $ (5,771,410)
  Deduct total stock-based employee
    compensation expense determined under
    fair value based method for all rewards
    net of related tax effects                                   (152,155)           (152,155)           (150,699)
                                                      ------------------------------------------------------------

Pro forma                                                      $ (207,605)          $ (57,635)       $ (5,922,109)
                                                      ============================================================

Basic earnings (loss) per share:
As reported                                                       $ (0.01)             $ 0.02             $ (1.28)
Pro forma                                                           (0.04)              (0.01)              (1.31)

Diluted earnings (loss) per share:
As reported                                                       $ (0.01)             $ 0.02             $ (1.28)
Pro forma                                                           (0.04)              (0.01)              (1.31)



FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company's financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and accounts payable. The Company believes cash and cash equivalents, receivables, and accounts payable are recorded at amounts that approximate their current market values. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation Of Variable Interest Entities. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 as amended must be applied at the end of periods ending after March 15, 2004. The Company does not believe that the adoption of FIN 46 will have a material impact on the financial statements, as at this time the Company does not have a variable interest in any variable interest entities.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. SFAS 150 did not have a material impact on the Company's financial statements as the Company did not have any financial instruments within the scope of this pronouncement.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial statements.

EARNINGS PER COMMON SHARE:


Following is information about the computation of the earnings per share data for the years ended December 31, 2003, 2002, and 2001:



                                                2003               2002               2001
                                            ------------------------------------------------------
Numerator for basic and diluted
earnings per share, net income (loss)             $ (55,450)          $ 94,520       $ (5,771,410)
                                            ======================================================

Denominator:
Weighted average shares, denominator
for basic earnings per share                      4,600,746          4,547,075          4,523,891

Effect of dilutive potential common
shares, employee stock options (a)                        -             66,821                  -
                                            ------------------------------------------------------

Denominator for diluted
    earnings per share                            4,600,746          4,613,896          4,523,891
                                            ======================================================

Basic earnings (loss) per share                     $ (0.01)            $ 0.02            $ (1.28)
                                            ======================================================

Diluted earnings (loss) per share                   $ (0.01)            $ 0.02            $ (1.28)
                                            ======================================================


   (a) Due to the loss incurred during the years ended December 31, 2003 and 2001, 29,139 and 40,942 dilutive potential common shares, respectively, are not included because the effect would be antidilutive.



PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 2.  BALANCE SHEET DATA


INVENTORIES:                                    2003                 2002
                                          -------------------------------------

  Raw materials                              $ 12,733,414         $ 20,756,789
  Work in process                               1,630,052            1,625,099
  Finished goods                                3,501,779            4,190,366
  Materials purchased for resale                5,177,199            5,519,691
                                          -------------------------------------
                                             $ 23,042,444         $ 32,091,945
                                          =====================================

PROPERTY AND EQUIPMENT:

  Land and improvements                       $ 3,783,829          $ 3,858,329
  Buildings and improvements                   24,656,022           26,188,501
  Machinery and equipment                      57,116,232           56,263,774
  Transportation equipment                      1,754,781            1,772,221
  Leasehold improvements                        3,309,180            3,417,097
                                          -------------------------------------
                                               90,620,044           91,499,922
  Less accumulated depreciation                59,927,134           59,583,325
                                          -------------------------------------
                                             $ 30,692,910         $ 31,916,597
                                          =====================================

OTHER ASSETS:

  Cash value of life insurance                $ 2,979,950          $ 2,433,000
  Other                                           241,060              504,438
                                          -------------------------------------
                                              $ 3,221,010          $ 2,937,438
                                          =====================================

ACCRUED LIABILITIES:

  Payroll and related expenses                $ 1,018,117            $ 951,320
  Property taxes                                  561,390              841,236
  Group insurance                                 700,000              805,000
  Other                                           759,419              955,018
                                          -------------------------------------
                                              $ 3,038,926          $ 3,552,574
                                          =====================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 3.  PLEDGED ASSETS AND LONG-TERM DEBT


         Long-term debt at December 31, 2003 and 2002 is as follows:


                                                         2003          2002
                                                      --------------------------

  Senior Notes, insurance company                      $ 5,142,859   $ 7,714,288
  Indiana Development Finance Authority Bonds              900,000     1,200,000
  State of Oregon Economic Development Revenue Bonds 2,400,000 2,800,000 State of North Carolina Economic Development
    Revenue Bonds                                        3,000,000     3,400,000
                                                      --------------------------
                                                        11,442,859    15,114,288
Less current maturities                                  3,671,429     3,671,428
                                                      --------------------------
                                                       $ 7,771,430  $ 11,442,860
                                                      ==========================


The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The notes are due in annual principal installments of $2,571,429 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (1.4% at December 31, 2003). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $954,000.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (1.4% at December 31, 2003). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $2,508,000.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (1.4% at December 31, 2003). Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $3,108,000.

The Company has an unsecured revolving credit agreement which allows borrowings up to $10,000,000 or a borrowing base defined in the agreement and expires on May 31, 2006. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company's cash flow. The Company pays a commitment fee of between .25% and .375% of the unused portion of the revolving line, based on the Company's cash flow. In addition, this agreement requires the Company to, among other things, maintain minimum levels of debt service coverage, tangible net worth, working capital, and debt to net worth.

Aggregate maturities of long-term debt for the next five years ending December 31, are 2004 $3,671,429; 2005 $3,671,430; 2006 $1,100,000; 2007 $800,000; 2008
$800,000; and thereafter $1,400,000.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



In addition, the Company is contingently liable for standby letters of credit of approximately $2,700,000 to meet credit requirements for one of the Company's insurance providers.

Interest expense for the years ended December 31, 2003, 2002, and 2001 was approximately $755,000, $1,035,000, and $1,280,000 respectively.

NOTE 4.  EQUITY TRANSACTIONS


SHAREHOLDER RIGHTS PLAN:

         On February 29, 1996, the Company's Board of Directors adopted a shareholder rights agreement, granting certain new rights to holders of the Company's common stock. Under the agreement, one right was granted for each share of common stock held as of March 20, 1996, and one right will be granted for each share subsequently issued. Each right entitles the holder to 1/100th of a preferred share after paying the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Patrick common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation's common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 20, 2006. The Company has authorized 100,000 shares of preferred stock, Series A, no par value, in connection with this plan, none of which have been issued.


REPURCHASE OF COMMON STOCK:

The Company's Board of Directors from time to time has authorized the repurchase of shares of the Company's common stock, in the open market or through negotiated transactions, at such times and at such prices as management may decide.

NOTE 5.  COMMITMENTS AND RELATED PARTY TRANSACTIONS


The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements, which expire at various dates through 2008. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman emeritus/major shareholder and expire at various dates through August 31, 2005.

The total minimum rental commitment at December 31, 2003 under the leases mentioned above is approximately $3,728,000 which is due approximately $1,924,000 in 2004, $887,000 in 2005, $502,000 in 2006, $280,000 in 2007 and
$135,000 in 2008.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The total rent expense included in the statements of operations for the years ended December 31, 2003, 2002, and 2001 is approximately $3,800,000, $3,900,000, and $4,300,000 respectively, of which approximately $828,000 was paid in 2003, $1,100,000 was paid in 2002, and $1,300,000 was paid in 2001, to the chairman emeritus/major shareholder.

In June 2002, the Company purchased a previously leased building complex near its principal offices in Elkhart, Indiana for its appraised value of $2,000,000 from the chairman emeritus/major shareholder.

NOTE 6.  MAJOR CUSTOMER


         Net sales for the years ended December 31, 2003, 2002, and 2001 included sales to one customer accounting for 14.7%, 12.7%, and 11.9%, respectively of total net sales of the Company.


         The balances due from this customer at December 31, 2003 and 2002 were approximately $2,031,000 and $2,119,000 respectively.


NOTE 7.  INCOME TAX MATTERS


Federal and state income taxes (credits) for the years ended December 31, 2003, 2002, and 2001, all of which are domestic, consist of the following:

                           2003                2002                2001
                  ---------------------------------------------------------
  Current:
     Federal              $ 32,800          $ (233,900)       $ (2,133,000)
     State                       -            (176,000)           (473,000)
  Deferred                 (68,000)            473,000          (1,163,000)
                  ---------------------------------------------------------
                         $ (35,200)           $ 63,100        $ (3,769,000)
                  =========================================================


The provisions for income taxes (credits) for the years ended December 31, 2003, 2002, and 2001 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate of 35% to income before income taxes. A reconciliation of the differences is as follows:

                                      2003          2002              2001
                                    --------------------------------------------

  Rate applied to pretax income     $ (31,700)     $ 55,100      $ (3,339,000)
  State taxes, net of federal
     tax effect                        (4,000)        9,000          (572,000)
  Other                                   500        (1,000)          142,000
                                    --------------------------------------------
                                    $ (35,200)     $ 63,100      $ (3,769,000)
                                    ============================================

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The composition of the deferred tax assets and liabilities at December 31, 2003 and 2002 is as follows:

                                                  2003                  2002
                                          --------------------------------------
Gross deferred tax liability,
accelerated depreciation                      $ (2,040,000)        $ (2,057,000)
                                          --------------------------------------

Gross deferred tax assets:
Trade receivables allowance                         99,000              119,000
Inventory capitalization                           335,000              336,000
Accrued expenses                                   738,000              767,000
Deferred compensation                              861,000              860,000
Unvested stock awards                              248,000              197,000
Inventory reserves                                 144,000               18,000
AMT credit carryforward                             63,000              115,000
State NOL carryforwards                            301,000              600,000
Goodwill                                           452,000              276,000
Other                                              327,000              229,000
                                          --------------------------------------
                                                 3,568,000            3,517,000
                                          --------------------------------------
Net deferred tax assets                        $ 1,528,000          $ 1,460,000
                                          ======================================




The deferred tax amounts above have been reflected on the accompanying consolidated balance sheets as of December 31, 2003 and 2002 as follows:


                                              2003                 2002
                                          --------------------------------------

 Current deferred tax assets                   $ 1,954,000          $ 1,981,000
 Long-term deferred tax liabilities               (426,000)            (521,000)
                                          --------------------------------------
                                               $ 1,528,000          $ 1,460,000
                                          ======================================


NOTE 8.  SELF-INSURED PLANS


The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to exceed approximately $4,619,000 in the aggregate at December 31, 2003. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability. The Company is responsible for a per occurrence limit, with an aggregate amount not to exceed approximately $2,750,000 on an annual basis. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company has accrued an estimated liability for these benefits based upon claims incurred.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 9.  COMPENSATION PLANS


DEFERRED COMPENSATION OBLIGATIONS:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.

BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $632,000, $790,000, and $540,000, for the years ended December 31, 2003, 2002, and 2001 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 2003, 2002, and 2001 were immaterial.


STOCK OPTION PLAN:

A summary of transactions of granted shares under option for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                               2003                      2002                      2001
                                        --------------------------------------------------------------------------
                                                     WEIGHTED                 Weighted                  Weighted
                                                     AVERAGE                   Average                   Average
                                                     EXERCISE                 Exercise                  Exercise
                                          SHARES       PRICE       Shares        Price       Shares        Price
                                        --------------------------------------------------------------------------

Outstanding, beginning
of year                                    274,775      $ 6.24      349,800       $ 6.25      452,500      $ 12.55
Issued during the year                           -           -            -            -      240,000         6.30
Canceled during the year                    (9,688)       6.24      (44,430)        6.24     (342,700)       14.62
Exercised during the year                  (20,625)       6.25      (30,595)        6.29            -            -
                                        --------------------------------------------------------------------------
Outstanding, end of year                   244,462      $ 6.24      274,775       $ 6.24      349,800       $ 6.24
                                        ==========================================================================

Eligible, end of year for
exercise                                   223,425      $ 6.25      182,856       $ 6.27      147,450       $ 6.27
                                        ==========================================================================

Weighted average fair value
of options granted during
the year                                               N/A                       N/A                        $ 1.86
                                                   ============             =============             =============


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


A further summary about fixed options outstanding at December 31, 2003 is as follows:


                                       Options Outstanding                      Options Exercisable
                               ---------------------------------------------------------------------
                                                Weighted
                                                Average       Weighted                      Weighted
                                               Remaining      Average                       Average
                                   Number     Contractual     Exercise        Number        Exercise
                                Outstanding       Life         Price       Exercisable       Price
                               ---------------------------------------------------------------------

Exercise price of $6.13             84,150        6.5         $ 6.13          63,113        $ 6.13
                               =====================================================================

Exercise price of $6.30            160,312        5.5         $ 6.30         160,312        $ 6.30
                               =====================================================================


The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 2001: dividend rate of 2.25% for all years; risk-free interest rate of 5.25%; expected lives of 5 years; and price volatility of 43%.


STOCK AWARD PLAN:

The Company has adopted a stock award plan for the non-employee directors. Grants awarded during May 2003 of 12,000 shares are subject to forfeiture in the event the recipient terminates within one year from the date of grant as a director. Of the 24,000 shares granted during May 2002, 12,000 shares vested in May 2003, and 12,000 shares are set to vest in May 2004. The related compensation expense is being recognized over the one-year vesting period. Total compensation expense for the years ended December 31, 2003 and 2002 was $241,260 and $188,840 respectively.


NOTE 10. RESTRUCTURINGS AND ASSET IMPAIRMENTS



In July 2003, the Company decided to close an unprofitable cabinet door division in the Wood Segment. Accordingly, the Company recorded restructuring charges of approximately $235,000, or $.03 per share, net of tax, related to severance, retention, and accrued vacation for approximately 61 hourly and salaried employees, all of which were terminated from this particular operation. Other charges included shut down expenses and the write-off of obsolete inventory. The operation was closed in September 2003 and all of the restructuring reserve was utilized in the fourth quarter.



In June 2002, the Company decided to close an unprofitable division in the Wood segment and consolidate it into another existing plant location. Accordingly, the Company recorded charges of approximately $269,000 which included plant shut down expenses, the write-down of obsolete inventory, and severance payments of approximately $62,000 to 51 employees. These restructuring charges approximated $162,000 after tax, or $.04 per share and were all utilized in the third quarter of 2002.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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



During 2001 the Company determined that asset impairment existed by comparing the estimated future undiscounted cash flows of certain long lived-assets with their respective carrying values. Impairment charges were the result of two of the Company's divisions in the Other segment, which were non-core business units, experiencing negative operating results as well as lower projected sales volume levels due to the overall downturn in the Manufactured Housing and Recreational Vehicle Industries. Accordingly, the Company recorded a pre-tax charge to operations of approximately $2,834,000, of which, approximately $186,000 related to the write-down of certain fixed assets and $2,648,000 related to the write-down of goodwill. This charge approximated $1,700,000 after tax or $.38 per share in 2001.


NOTE 11. CONTINGENCIES


The Company is subject to claims and suits in the ordinary course of business. In management's opinion, current pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations, or cash flows.



NOTE 12. CASH FLOWS INFORMATION


Supplemental information relative to the statements of cash flows for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                          2003           2002           2001
                                     -------------------------------------------
Supplemental disclosures of cash
 flows information:
 Cash payments for:
  Interest                             $ 727,295      $ 875,059      $ 1,062,450
                                     ===========================================

  Income taxes                          $ 81,285      $ 717,232      $   125,234
                                     ===========================================

Supplemental schedule of noncash
 financing activities:
 Issuance of common stock
  for stock award plan                  $ 78,600      $ 216,000      $   170,640
                                     ===========================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 13. UNAUDITED INTERIM FINANCIAL INFORMATION


Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2003 and 2002 (dollars in thousands, except per share data):


                                                        Quarter Ended
                                --------------------------------------------------------------
                                  March 31,        June 30,     September 30,     December 31,
                                --------------------------------------------------------------
                                                           2003
                                --------------------------------------------------------------

Net sales                         $ 67,285        $ 70,950        $ 70,267        $ 66,180
Gross profit                         7,071           8,562           8,909           7,641
Net income (loss)                     (900)             25             228             592 *
Earnings (loss) per common
 share                               (0.20)           0.01            0.05            0.13
Weighted average common
 shares outstanding              4,584,261       4,590,327       4,611,037       4,616,886



   * During the 4th quarter ended December 31, 2003, the Company recorded pre-tax positive adjustments of $1.2 million, or .16 cents per share net of tax related to gains on disposal of a building, sale of equipment as a result of a plant closing, and increases in cash surrender value of life insurance policies.


                                                           2002
                                --------------------------------------------------------------

Net sales                         $ 75,243        $ 82,567        $ 80,848        $ 70,097
Gross profit                         9,736          10,855          10,350           8,252
Net income (loss)                      270             636             153            (964)*
Earnings (loss) per common
 share                                0.06            0.14            0.03           (0.21)
Weighted average common
 shares outstanding              4,529,770       4,544,015       4,556,136       4,557,970


   * During the 4th quarter ended December 31, 2002, the Company wrote-off receivables of approximately $1,600,000 which had an impact of $.21 per share, net of taxes.



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

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues, as well as a charge allocating a majority of the corporate costs to each of its operating segments based on a percentage of sales. Assets are identified with the segments with the exception of cash, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, earnings before interest and taxes (EBIT), and total identifiable assets.

         The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2003, 2002, and 2001.


                                      Laminating     Distribution         Wood            Other           Total
                                    -------------------------------------------------------------------------------
                                                                   2003
                                    -------------------------------------------------------------------------------

Sales                                  $ 133,569         $ 89,992        $ 24,679         $ 26,442       $ 274,682
Sales, intersegment                        6,549              639             587            8,005          15,780
                                    -------------------------------------------------------------------------------
Total sales                              140,118           90,631          25,266           34,447         290,462

Cost of goods sold                       127,593           78,980          23,962           30,421         260,956

EBIT                                         461              974          (1,379)             622             678

Identifiable assets                       28,549            9,779           4,483            5,280          48,091

Depreciation                               2,279              172             506              526           3,483





PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                      Laminating     Distribution         Wood            Other           Total
                                    -------------------------------------------------------------------------------
                                                                    2002
                                    -------------------------------------------------------------------------------

Sales                                  $ 142,156        $ 107,376        $ 31,266         $ 27,957       $ 308,755
Sales, intersegment                        6,707              758             732            9,633          17,830
                                    -------------------------------------------------------------------------------
Total sales                              148,863          108,134          31,998           37,590         326,585

Cost of goods sold                       132,969           94,839          30,061           33,096         290,965

EBIT                                       2,530            1,847          (1,648)             240           2,969

Identifiable assets                       33,609           10,357           5,207            5,614          54,787

Depreciation                               2,461              250             626              627           3,964

                                                                      2001
                                    -------------------------------------------------------------------------------

Sales                                  $ 127,092        $ 103,298        $ 29,256         $ 33,424       $ 293,070
Sales, intersegment                        4,052            1,039             926           12,973          18,990
                                    -------------------------------------------------------------------------------
Total sales                              131,144          104,337          30,182           46,397         312,060

Cost of goods sold                       119,702           92,500          27,657           42,181         282,040

EBIT                                      (1,120)             619          (1,027)          (1,730)         (3,258)

Identifiable assets                       30,324           12,561           5,323            8,318          56,526

Depreciation                               2,644              343             647            1,201           4,835




A reconciliation of total segment sales, cost of goods sold, and EBIT to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2003, 2002, and 2001 is as follows (dollars in thousands):


                                          2003           2002           2001
                                       -----------------------------------------
Sales:
Total sales for reportable segments     $ 290,462      $ 326,585      $ 312,060
Elimination of intersegment revenue       (15,780)       (17,830)       (18,990)
                                       -----------------------------------------
Consolidated sales                      $ 274,682      $ 308,755      $ 293,070
                                       =========================================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                2003               2002               2001
                                                         ----------------------------------------------------------
Cost of goods sold:
 Total cost of goods sold for reportable
  segments                                                        $ 260,956          $ 290,965           $ 282,040
 Elimination of intersegment cost of goods
  sold                                                              (15,780)           (17,830)            (18,990)
 Consolidation reclassifications                                     (1,197)            (1,397)             (1,535)
 Corporate incentive agreements                                      (1,815)            (2,427)             (2,286)
 Other                                                                  335                251                (171)
                                                         ----------------------------------------------------------
     Consolidated cost of goods sold                              $ 242,499          $ 269,562           $ 259,058
                                                         ==========================================================

Earnings before interest and taxes (EBIT):
 EBIT for reportable segments                                         $ 678            $ 2,969            $ (3,258)
 Corporate incentive agreements                                       1,815              2,427               2,286
 Consolidation reclassifications                                        852                131                  21
 Gain (loss) on sale of property
   and equipment                                                        840                (12)                 67
 Impairment charge                                                        -                  -              (2,834)
 Restructuring charge                                                  (235)              (269)               (424)
 (Underallocated) corporate expenses                                 (3,361)            (4,197)             (4,437)
                                                        ----------------------------------------------------------
     Consolidated EBIT                                                $ 589            $ 1,049            $ (8,579)
                                                        ==========================================================

Consolidated assets:
 Identifiable assets for reportable segments                       $ 48,091           $ 54,787            $ 56,526
 Corporate property and equipment                                    19,632             22,235              22,586
 Current assets not allocated to segments                            10,511              6,703               9,917
 Intangible and other assets not allocated
  to segments                                                         3,221              2,937               3,209
 Consolidation eliminations                                            (313)              (196)               (268)
                                                        ----------------------------------------------------------
     Consolidated assets                                           $ 81,142           $ 86,466            $ 91,970
                                                        ==========================================================

Depreciation and amortization:
 Depreciation for reportable segments                               $ 3,483            $ 3,964             $ 4,835
 Corporate depreciation and amortization                              2,414              2,331               2,677
                                                         ----------------------------------------------------------
     Consolidated depreciation and
        amortization                                                $ 5,897            $ 6,295             $ 7,512
                                                         ==========================================================



INDEPENDENT AUDITOR'S REPORT
   ON THE SUPPLEMENTAL SCHEDULE AND CONSENT


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


Our audits of the consolidated financial statements of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES included Schedule II, contained herein, for each of the years in the three-year period ended December 31, 2003. Such schedule is presented for purposes of complying with the Securities and Exchange Commission's rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with generally accepted accounting principles.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-04187) and in the related Prospectus of our report, dated January 23, 2004, with respect to the consolidated financial statements and schedule of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES included in this Annual Report on Form 10-K for the year ended December 31, 2003.




Elkhart, Indiana
(Date of filing)

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES


SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
DECEMBER 31, 2003, 2002, AND 2001


----------------------------------------------------------------------------------------------------------------------
                                                    Balance At                            Deductions        Balance At
                                                    Beginning          Charged To            From              Close
                                                    Of Period          Operations          Reserves          Of Period
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  deducted from trade receiv-
  ables in the balance sheets:

  2001                                                $ 750,000         $  196,195        $  771,195        $ 175,000
                                           ===========================================================================

  2002                                                $ 175,000         $1,762,297        $1,637,297        $ 300,000
                                           ===========================================================================

  2003                                                $ 300,000         $ (155,149)       $ (105,149)       $ 250,000
                                           ===========================================================================

                                         * Negative balances due to recovery of previously written off balances.

Allowance for restructuring
  charges - in accrued
  liabilities in the balance
  sheets:

  2001                                                $ 126,000         $  423,617        $  141,617        $ 408,000
                                           ===========================================================================
  2002                                                $ 126,000         $  269,180        $  395,180        $       -
                                           ===========================================================================
  2003                                                $       -         $  235,000        $  235,000        $       -
                                           ===========================================================================


Allowance for inventory write-
  downs - in accrued
  liabilities in the balance
  sheets:

  2001                                                $  11,123         $3,510,816        $3,521,939        $       -
                                           ===========================================================================
  2002                                                $       -         $2,569,662        $2,484,505        $  85,157
                                           ===========================================================================
  2003                                                $  85,157         $1,674,989        $1,518,716        $ 241,430
                                           ===========================================================================


                                INDEX TO EXHIBITS

Exhibit Number                                    Exhibits
--------------                                    --------

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

        10(s)            -Commercial Lease dated August 1, 2001 between Mervin
                         D. Lung Building Company, Inc., as lessor, and the company, as lessee (filed as Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference)
                         ..........

        10(t)            -Commercial Lease dated October 1, 2002 between M. D.
                         Lung, Inc., as lessor, and the company, as lessee (filed as Exhibit 10(t) to the Company's Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference) ..........

        10(u)** -Commercial Lease dated September 1, 2003 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(u) to the Company's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)..........

        10(v)** -Credit Agreement dated April 11, 2003 among the Company, Bank One, N.A. (filed as Exhibit 10(v) to the Company's Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference)............

        12**             -Computation of Operating Ratios...........


        23 -Consent of accountants (included in Independent auditor's report on supplemental schedule & consent on page F-21) .....

        31.1**           -Certification Pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002 by Chief Executive Officer.....

        31.2**           -Certification Pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002 by Chief Financial Officer.....

        32**             -Certification pursuant to 18 U.S.C. Section 1350......


 *Management contract or compensatory plan or arrangement
**Filed herewith