Form 10-Q
period 2004-03-30
PATRICK INDUSTRIES INC
filed 2004-05-17
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      ------

Indicate by check mark whether the registrant is an accelerated filer.
                                                        Yes            No     X
                                                            ---------     ------

Shares of Common Stock Outstanding as of April 30, 2004:  4,683,736.

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                    Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Unaudited Condensed Balance Sheets
    March 31, 2004 (unaudited) & December 31, 2003                       3

  Unaudited Condensed Statements of Operations
    Three Months Ended March 31, 2004 & 2003                             4

  Unaudited Condensed Statements of Cash Flows
    Three Months Ended March 31, 2004 & 2003                             5

  Notes to Unaudited Condensed Financial Statements                    6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             8-13
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     13

ITEM 4.  CONTROLS AND PROCEDURES                                        13


PART II:  OTHER INFORMATION                                             14

  Signatures                                                            15

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PATRICK INDUSTRIES, INC.
                       Unaudited CONDENSED BALANCE SHEETS


                                                        MARCH 31     DECEMBER 31
                                                          2004          2003
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $ 1,337,429    $ 7,077,390
  Trade receivables                                    19,905,336     14,240,556
  Inventories                                          27,633,422     23,042,444
  Prepaid expenses                                        919,166        913,650
  Deferred tax assets                                   1,954,000      1,954,000
                                                      -----------    -----------
         Total current assets                          51,749,353     47,228,040
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, at cost                        92,256,912     90,620,044
  Less accumulated depreciation                        58,850,819     59,927,134
                                                      -----------    -----------
                                                       33,406,093     30,692,910
                                                      -----------    -----------

INTANGIBLE AND OTHER ASSETS                             3,238,624      3,221,010
                                                      -----------    -----------

         Total assets                                 $88,394,070    $81,141,960
                                                      ===========    ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                $ 3,671,429    $ 3,671,429
  Accounts payable                                     12,172,059      4,883,038
  Accrued liabilities                                   3,442,753      3,038,926
                                                      -----------    -----------
         Total current liabilities                     19,286,241     11,593,393
                                                      -----------    -----------

LONG-TERM DEBT, less current maturities                 7,771,430      7,771,430
                                                      -----------    -----------

DEFERRED LIABILITIES                                    2,208,525      2,529,403
                                                      -----------    -----------

         Total liabilities                            $29,266,196    $21,894,226
                                                      -----------    -----------

SHAREHOLDERS' EQUITY
  Common stock                                         18,638,116     18,236,386
  Retained earnings                                    40,489,758     41,011,348
                                                      -----------    -----------
         Total shareholders' equity                    59,127,874     59,247,734
                                                      -----------    -----------

         Total liabilities and shareholders' equity   $88,394,070    $81,141,960
                                                      ===========    ===========


See accompanying notes to Unaudited Condensed Financial Statements.

                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED
                                                          MARCH 31

                                                       2004            2003

Net Sales                                         $ 65,712,355     $ 67,285,080

Cost of goods sold                                  58,119,215       60,213,755
                                                  ------------     ------------

         Gross  profit                               7,593,140        7,071,325
                                                  ------------     ------------

Operating expenses:
  Warehouse and delivery expenses                    3,160,855        3,193,773
  Selling, general, and administrative expenses      5,156,545        5,171,372
                                                  ------------     ------------
         Total operating expenses                    8,317,400        8,365,145
                                                  ------------     ------------

         Operating loss                               (724,260)      (1,293,820)

Interest expense, net                                  137,830          193,950
                                                  ------------     ------------

         Loss before income taxes (credits)           (862,090)      (1,487,770)

Federal and state income taxes (credits)              (340,500)        (587,700)
                                                  ------------     ------------

         Net loss                                 $   (521,590)    $   (900,070)
                                                  ============     ============



Basic and diluted loss per common share           $       (.11)    $       (.20)
                                                  ============     ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,640,741        4,584,261

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                               2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $  (521,590)    $  (900,070)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                            1,399,259       1,442,114
    (Gain) on sale of fixed assets                                             (11,375)        (13,376)
    Deferred income taxes                                                     (332,566)       (294,776)
    Other                                                                       70,500          70,500

Change in assets and liabilities:
    Decrease (increase) in:
          Trade receivables                                                 (5,664,780)     (5,974,837)
          Inventories                                                       (4,590,978)        185,674
          Income tax refund claims receivable                                    - - -         539,051
          Prepaid expenses                                                      (5,516)       (474,240)
    Increase (decrease) in:
          Accounts payable and accrued liabilities                           7,705,556       4,900,752
          Income taxes payable                                                 (12,707)       (240,000)
                                                                           -----------     -----------
             Net cash (used in) operating activities                        (1,964,197)       (759,208)
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      (4,027,617)       (828,187)
  Proceeds from sale of property and equipment                                  17,150          16,370
  Other                                                                       (106,102)         67,488
                                                                           -----------     -----------
             Net cash (used in) investing activities                        (4,116,569)       (744,329)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on deferred compensation obligations                                (58,812)        (72,312)
  Proceeds from exercise of common stock options                               401,730           - - -
  Cash dividends paid                                                            - - -        (183,279)
  Other                                                                         (2,113)         (3,316)
                                                                           -----------     -----------
             Net cash provided by (used In) financing activities               340,805        (258,907)
                                                                           -----------     -----------

             (Decrease) in cash and cash equivalents                        (5,739,961)     (1,762,444)

Cash and cash equivalents, beginning                                         7,077,390       3,552,232
                                                                           -----------     -----------

Cash and cash equivalents, ending                                          $ 1,337,429     $ 1,789,788
                                                                           ===========     ===========

Cash Payments for:
  Interest                                                                 $   228,078     $   323,250
  Income taxes                                                                   4,773           6,282

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on March 31, 2004 and December 31, 2003 consist of the following classes:

                                                     March 31        December 31
                                                        2004             2003
                                                    -----------      -----------
                    Raw materials                   $15,782,222      $12,733,414
                    Work in process                   1,605,000        1,630,052
                    Finished goods                    4,375,060        3,501,779
                                                    -----------      -----------
                       Total manufactured goods      21,762,282       17,865,245
                    Distribution products             5,871,140        5,177,199
                                                    -----------      -----------
                       TOTAL INVENTORIES            $27,633,422      $23,042,444
                                                    ===========      ===========

         Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4. Dividends per common share for the three months ended March 31, 2003 were $.04 per share.

5. The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation:
                                                     Three Months Ended March 31
                                                          2004           2003
                                                     ---------------------------
           Net income (loss):
              As reported                              $(521,590)    $(900,070)
                Deduct total stock-based employee
                  compensation expense determined
                  under fair value based method for
                  all rewards net of related tax effects (30,035)      (38,039)
                                                      -----------   ----------

              Pro forma                                $(551,625)    $(938,109)
                                                       =========     ==========

           Basic and diluted loss per share:
              As reported                              $   (0.11)    $   (0.20)
              Pro forma                                    (0.12)        (0.20)


6. Effective January 1, 2004, the Company changed its segment reporting to no longer allocate corporate expenses to the individual business units. Accordingly, the segment results have been restated to reflect this change.

7. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which segregates its business by product category and production/distribution process. Effective January 1, 2004, in accordance with the Company's internal reporting, the Company changed its segment reporting from four reportable segments to three. As a result of this change, two of the operations in the wood segment were combined into the Primary Manufactured Products Segment and two of the operations were combined into the Other Component Manufactured Products Segment. The Company's reportable segments are as follows:

         Primary Manufactured Products - Utilizes various materials including gypsum, particleboard, plywood, and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

         Distribution - Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard and vinyl siding, roofing products, high pressure laminates, passage doors, building hardware, insulation, and other products.

         Other Component Manufactured Products - Includes aluminum extrusion and fabricating, an adhesive division, two cabinet door divisions, and a machine manufacturing division.

         The table below presents unaudited information about the revenue and operating income of those segments:


                                                      THREE  MONTHS  ENDED  MARCH  31, 2004
                                                      -------------------------------------
                                  PRIMARY                                     OTHER
                                MANUFACTURED                              COMPONENT MFG
                                 PRODUCTS             DISTRIBUTION           PRODUCTS             SEGMENT TOTAL
                                 --------             ------------           --------             --------------


Net outside sales               $ 35,434,304              $ 20,796,415          $   9,481,636           $65,712,355
Intersegment sales                 1,771,428                   343,915              2,233,894             4,349,237
                                ------------              ------------          -------------           -----------
   Total sales                  $ 37,205,732              $ 21,140,330          $  11,715,530           $70,061,592 *
                                ------------              ------------          -------------           -----------

Operating income                $    728,672              $    783,686          $     153,575           $ 1,665,933

Total assets                    $ 35,724,873              $ 12,423,900          $   7,788,714           $55,937,487

                                                      THREE MONTHS ENDED MARCH 31, 2003
                                                      ---------------------------------

Net outside sales               $ 35,860,262              $ 20,161,779          $  11,263,039           $67,285,080
Intersegment sales                 1,830,250                   206,390              1,892,275             3,928,915
                                ------------              ------------          -------------           -----------
   Total sales                  $ 37,690,512              $ 20,368,169          $  13,155,314           $ 71,213,995 *
                                ------------              ------------          -------------           -----------

Operating income (loss)         $    893,948              $    546,805          $    (611,015)          $   829,738

Total assets                    $ 36,585,820              $ 10,859,332          $  10,742,765           $58,187,917

Reconciliation of segment operating income to consolidated operating income

                                                2004               2003
                                                ----               ----

Operating income for segments              $ 1,665,933        $   829,738
Corporate incentive agreements                 300,000            306,019
Consolidation reclassifications                  8,649             54,036
Gain on sale of property
      and equipment                             11,375             13,376
Corporate expenses                          (2,748,223)        (2,506,608)
Other                                           38,006              9,619
                                           ------------       ------------

   Consolidated Operating Loss             $  (724,260)       $(1,293,820)
                                           ============       ============

    *Does not agree to Financial Statements due to consolidation eliminations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

After coming off of two approximate break-even years in 2002 and 2003, $.02 earnings per share in 2002 and a $.01 loss per share in 2003, the first quarter of 2004 started out very similar to the 2003 first quarter. Net sales, which decreased by 2.3% from the 2003 first quarter, continued to be affected by shipment declines in the Manufactured Housing industry, which are at more than forty year lows. Competitive pricing situations continued to put pressure on gross margins, however, the Company's restructuring efforts in 2003 helped to decrease operating losses by 44% from the 2003 first quarter. Operating expenses for the first quarter of 2004 continued to be aligned with revenues as a percentage of net sales when compared to the first quarter of 2003, and net losses decreased by $.09 per share from $.20 per share loss in the first quarter of 2003 to $.11 per share loss in the first quarter of 2004. Net sales to the Manufactured Housing, Recreational Vehicle, and Industrial markets were 38%, 33%, and 29%, respectively, for the first three months of 2004, and 39%, 33%, and 28%, respectively for the same period in 2003.

The Manufactured Housing industry continued to show shipment declines through February. This industry has posted declines in fifty-five of the last sixty months. In March, however, the Industry posted its first month of shipment increases in twenty-four months with shipments being approximately 8% higher than the March 2003 shipment number. For the first quarter of 2004, shipments decreased by 5.5% from the first quarter of 2003. Shipments for the 2004 year are projected to be higher than in 2003. While repossessed inventory levels have been reduced to more manageable levels, the availability of dealer and retail financing as well as overall jobs growth remain questionable and will have an impact on future shipment levels.

The Recreational Vehicle Industry continued to post consistently strong shipment levels with first quarter shipments 18.7% higher than in 2003. Shipments in this industry have been greater than 300,000 units in four out of the last five years and 2004 is expected to be at or above the 2003 level, which was the second highest in the last twenty-five years. While rising gasoline prices have not had a major impact on shipments in this industry in the last ten years, the forecasted price increases for this year, or decreases in availability, could have a negative effect on future shipment levels.

The Company remains focused on its efforts to increase penetration into the industrial and other markets and in its efforts to further diversify its business model and grow sales levels. Additionally, capital expenditures for property and equipment will increase in 2004 in accordance with the Company's strategic plan as will investment in personnel to help further direct the Company's sales focus.


         The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

                                                         Quarter Ended
                                                           March 31,
                                                         2004      2003

         Net sales                                       100.0%  100.0%
         Cost of sales                                    88.4    89.5
         Gross profit                                     11.6    10.5
         Warehouse and delivery                            4.8     4.7
         Selling, general & administrative                 7.9     7.7
         Operating (loss)                                 (1.1)   (1.9)
         Income taxes (credits)                           (0.5)   (0.9)
         Net (loss)                                       (0.8)   (1.3)


RESULTS OF OPERATIONS

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31,2003

         Net Sales. Net sales decreased by $1.6 million, or 2.3% from $67.3 million at March 31, 2003 compared to $65.7 million at March 31, 2004. The decrease is primarily attributable to the continued declines in shipment levels in the Manufactured Housing Industry, which represent 38% of consolidated sales. Manufactured Housing shipments were down 5.5% from the previous year. The decreased sales as a result of the decline in Manufactured Housing shipments were offset by a 18.7% increase in shipments in the Recreational Vehicle Industry, which accounts for 33% of consolidated sales, and increased sales to the Industrial and Other Markets, which accounts for 29% of consolidated sales.

         Gross Profit. Gross Profit increased by $0.5 million, or 7.4% from $7.1 million in the first quarter of 2003 to $7.6 million in the first quarter of 2004. As a percentage of net sales, gross profit increased approximately 1.1% from 10.5% in the first quarter of 2003 to 11.6% in the first quarter of 2004. The increase in dollars and percent of net sales is primarily attributable to the Company closing one of its unprofitable cabinet door divisions in the third quarter of 2003, which resulted in decreased losses in the first quarter of 2004.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses remained fairly constant at $3.2 million for both the first quarter of 2003 and 2004, and at 4.7% and 4.8% of net sales for both periods in 2003 and 2004, respectively. The Company has continued its efforts to keep costs aligned with revenues.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses remained constant at $5.2 million for the first quarter of 2003 and 2004. As a percentage of net sales, selling, general and administrative expenses increased by 0.2% from 7.7% in the first quarter of 2003 to 7.9% in the first quarter of 2004. The increase in percent of net sales is attributable to the decreased sales volume of 2.3%.

         Operating Loss. Operating losses decreased by $0.6 million, or 44.0% from a loss of $1.3 million in the first quarter of 2003 to a loss of $0.7 million in the first quarter of 2004. The decrease is operating losses is attributable to the factors described above.

         Interest Expense, Net. Interest expense, net decreased by $56,000 due to normal debt service requirements resulting in lower long-term debt outstanding from quarter to quarter.

         Net Loss. The Company recorded a net loss of $0.5 million in the first quarter of 2004 compared to a net loss of $0.9 million in the same period in 2003. The decreased net loss is attributable to the factors described above.


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

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.4 million, or 8.2%, from $5.6 million in the quarter ending March 31, 2002 to $5.2 million for the quarter ending March 31, 2003. As a percentage of net sales, selling, general, and administrative expenses increased 0.2%, from 7.5% the first quarter of 2002 to 7.7% in the first quarter of 2003. The decrease in dollars is attributable to the Company continuing to make significant strategic cost cutting measures resulting in reduced fixed expenses. These efforts are ongoing and continue to be a priority for the Company to keep costs aligned with revenues.

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


BUSINESS SEGMENTS

As discussed in Notes 6 and 7, the Company changed its segment reporting to reduce the number of reportable segments from four to three and to eliminate allocating corporate expenses to the reportable segments. Accordingly, the Segment Operating Results and the Business Segment Discussions have been restated to reflect these changes.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Primary Manufactured Products Segment Discussion

         Net Sales. Net Sales decreased by $0.5 million, or 1.3% from $37.7 million in the first quarter of 2003 to $37.2 million in the first quarter of 2004. The decrease in net sales is attributable to the approximate 5.5% decrease in shipments in the Manufactured Housing industry. Offsetting this decrease were increases in shipments to the Recreational Vehicle industry and increased sales to the industrial and other markets.
         Operating Income. Operating income decreased by $0.2 million from $0.9 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004. This decrease is primarily attributable to decreased gross margins as a result of competitive pricing situations.

Distribution Segment Discussion

         Net Sales. Net sales increased by $0.7 million, or 3.8% from $20.4 million in the first quarter of 2003 to $21.1 million in the first quarter of 2004. The increase in sales is attributable to increased sales to the Manufactured Housing Industry by this segment, which is the primary market that this segment serves.
         Operating Income. Operating income increased by $0.2 million from $0.5 million in the first quarter of 2003 to $0.7 million in the same period in 2004. The increase in operating income is attributable to the increased sales volume.

Other Manufactured Component Products Segment Discussion

         Net sales. Net sales decreased by $1.4 million, or 10.9% from $13.1 million in the first quarter of 2003 to $11.7 million in the first quarter of 2004. The decrease in sales volume is attributable to the Company closing one of its cabinet door facilities in the third quarter of 2003.
         Operating Income. Operating income increased by $0.8 million due primarily to the closing of one of the Company's cabinet door divisions in the third quarter of 2003.


Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Primary Manufactured Products Segment Discussion

         Net sales decreased by 3.3%, or $1.3 million, from $39.0 million in quarter ended March 31, 2002 to $37.7 million in the same period in 2003. This decrease is attributable to the approximate 26% decrease in units shipped in the Manufactured Housing Industry coupled with an increase in shipments in the Recreational Vehicle Industry of approximately 8%. Additionally, increased penetration into the Industrial and Other markets has helped to offset the continued declines in the Manufactured Housing Industry.

         Operating income decreased $1.4 million from income of $2.3 million in the first quarter of 2002 to $0.9 million in the first quarter of 2003. This decrease is attributable to significant competitive pricing pressures forcing certain operations in this segment to reduce selling prices resulting in lower gross margins.

Distribution Segment Discussion

         Net sales decreased $5.4 million, or 21.2%, from $25.8 million in the first quarter of 2002 to $20.4 million in the first quarter of 2003. This decrease is attributable to an approximate 26% decrease in shipments in the Manufactured Housing Industry, which is the primary market this segment serves.
         Operating income decreased $0.2 million, from income of $0.7 million in the first quarter of 2002 to income of $0.5 million in the first quarter of 2003. The decrease in operating income is due to reduced sales volume.

Other Manufactured Component Products Segment Discussion

         Net sales decreased $1.8 million, or 11.9%, from $14.9 million in the first quarter of 2002 to $13.1 million in the first quarter of 2003. This decrease is attributable to the closing of one of the business units in this segment in 2002.
         Operating income in this segment decreased from $0.2 million in the first quarter of 2002 to an operating loss of $0.6 million in the first quarter of 2003. Production inefficiencies and labor problems continue to plague one of the operating units in this segment, which was profitable in the first quarter of 2002, as a result of a change in raw material required by one of its major customers which occurred in the fourth quarter of 2002. Losses are expected to continue through at least the second quarter while the Company strategically moves away from the use of this product at the expense of reduced sales volume. Additionally, another operating unit in this segment continues to post losses as a result of not having enough sales volume to cover the overhead expenses associated with its operating facility.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.
           The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 that began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.
           The Company has a secured bank revolving credit agreement that provides loan availability of $15,000,000 with maturity in the year 2006.
           Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with.
           The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, planned capital expenditures, and common stock repurchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.

         A summary of our contractual cash obligations remaining at March 31, 2004 and for the twelve month periods ending 2005 through 2008 is as follows:


                                      ---------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                      ---------------------------------------------------------------------------------------------
-------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL             2004            2005          2006            2007            2008
------------------------------------- --------------- --------------- --------------- ------------- --------------- ---------------

                                      --------------- --------------- --------------- ------------- --------------- ---------------
Long-term debt, including interest
at variable rates**                       $5,216,313      $1,178,313      $1,186,625    $1,167,375        $849,000        $835,000
                                      --------------- --------------- --------------- ------------- --------------- ---------------
Long-term debt, including interest
at fixed rates**                          $5,478,989      $2,783,335      $2,695,654            $0              $0              $0
                                      --------------- --------------- --------------- ------------- --------------- ---------------
Operating Leases                          $3,158,109      $1,403,537        $837,501      $502,892        $279,623        $134,556
                                      --------------- --------------- --------------- ------------- --------------- ---------------
  Total contractual cash obligations     $13,853,411      $5,365,185      $4,719,780    $1,670,267      $1,128,623        $969,556
                                      --------------- --------------- --------------- ------------- --------------- ---------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2003 annual interest rate of 1.75% for the Industrial Revenue Bonds.


         We also have a commercial commitment as described below:


------------------- -------------------- ------------------- ------------------
 OTHER COMMERCIAL       TOTAL AMOUNT          OUTSTANDING         DATE OF
    COMMITMENT           COMMITTED            AT 03/31/04        EXPIRATION
------------------- -------------------- ------------------- ------------------
  Line of Credit        $15,000,000                $0           May 31, 2006
------------------- -------------------- ------------------- ------------------

         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2004.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.
         Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $250,000 should be adequate for any exposure to loss in our March 31, 2004 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the quarter ended March 31, 2004. The Company ships product based on specific orders from customers and revenue is recognized upon delivery.


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


SAFE HARBOR STATEMENT

         Statements that do not address historical performance are "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995 and are based on a number of assumptions, including but not limited to; (1) continued domestic economic growth and demand for the Company's products; and (2) the Company's belief with respect to its capital expenditures, seasonality and inflation. Any developments significantly deviating from these assumptions could cause actual results to differ materially from that forecast or implied in the aforementioned forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to interest rate changes on portions of its debt. Long term debt includes $5,142,859 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in the Liquidity and Capital Resources section of this report.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Defaults upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 31.1   Certification pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002 by Chief Executive Officer
                 31.2   Certification pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002 by Chief Financial Officer
                 32     Certification pursuant to 18 U.S.C. Section 1350

         (b)     Reports on Form 8-K

                 April 30, 2004
                        Item 9. Regulation FD Disclosure
                                Press Release dated April 23, 2004 announcing first quarter 2004 earnings

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      PATRICK INDUSTRIES, INC.
                                                      (Company)





Date      May 12, 2004                                 /S/Robert C. Timmins
        -----------------------                       --------------------------
                                                      Robert C. Timmins
                                                      (Lead Director)





Date      May 12, 2004                                /S/Paul E.  Hassler
        -----------------------                       --------------------------
                                                      Paul E. Hassler
                                                      (President)
                                                      (Chief Executive Officer)





Date      May 12, 2004                                /S/Andy L. Nemeth
        -----------------------                       --------------------------
                                                      Andy L. Nemeth
                                                      (Vice President-Finance)
                                                      (Chief Financial Officer)