Form 10-Q
period 2004-06-30
PATRICK INDUSTRIES INC
filed 2004-08-16
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from .................. to .................
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
Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer.
Yes     No    X

Shares of Common Stock Outstanding as of July 30, 2004:  4,723,861

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                  Page No.

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Unaudited Condensed Balance Sheets
    June 30, 2004 (unaudited) & December 31, 2003                        3

  Unaudited Condensed Statements of Operations
    Three Months Ended June 30, 2004 & 2003, and
    Six Months Ended June 30, 2004 & 2003                                4

  Unaudited Condensed Statements of Cash Flows
    Six Months Ended June 30, 2004 & 2003                                5

  Notes to Unaudited Condensed Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     17

ITEM 4.  CONTROLS AND PROCEDURES                                        17

PART II:  OTHER INFORMATION                                             18

  Signatures                                                            19

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS


                                                                      JUNE 30         DECEMBER 31
                                                                        2004             2003
             ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $    93,773   $ 7,077,390
    Trade receivables                                                  23,499,031    14,240,556
    Inventories                                                        34,305,298    23,042,444
    Prepaid expenses                                                      847,929       913,650
    Deferred tax assets                                                 1,954,000     1,954,000
                                                                      -----------   -----------
             Total current assets                                      60,700,031    47,228,040
                                                                      -----------   -----------

PROPERTY AND EQUIPMENT, at cost                                        93,849,696    90,620,044
    Less accumulated depreciation                                      60,139,391    59,927,134
                                                                      -----------   -----------
                                                                       33,710,305    30,692,910
                                                                      -----------   -----------

INTANGIBLE AND OTHER ASSETS                                             3,000,719     3,221,010
                                                                      -----------   -----------
             Total assets                                             $97,411,055   $81,141,960
                                                                      ===========   ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                              $ 3,671,429   $ 3,671,429
    Short-term borrowings                                               2,000,000         - - -
    Accounts payable                                                   17,220,737     4,883,038
    Accrued liabilities                                                 4,301,315     3,038,926
                                                                      -----------   -----------
             Total current liabilities                                 27,193,481    11,593,393
                                                                      -----------   -----------

LONG-TERM DEBT, less current maturities                                 7,771,430     7,771,430
                                                                      -----------   -----------

DEFERRED LIABILITIES                                                    2,503,084     2,529,403
                                                                      -----------   -----------

             Total liabilities                                        $37,467,995   $21,894,226
                                                                      -----------   -----------

SHAREHOLDERS' EQUITY
    Common stock                                                       18,899,097    18,236,386
    Retained earnings                                                  41,043,963    41,011,348
                                                                      -----------   -----------
             Total shareholders' equity                                59,943,060    59,247,734
                                                                      -----------   -----------

             Total liabilities and shareholders' equity               $97,411,055   $81,141,960
                                                                      ===========   ===========

See accompanying Notes to Unaudited Condensed Financial Statements



                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30                       JUNE 30

                                                          2004           2003            2004             2003

Net Sales                                           $  78,620,200   $  70,949,945   $ 144,332,555   $ 138,235,025

Cost of good sold                                      69,082,255      62,388,252     127,201,470     122,602,007
                                                    -------------   -------------   -------------   -------------

      Gross profit                                      9,537,945       8,561,693      17,131,085      15,633,018
                                                    -------------   -------------   -------------   -------------

Operating expenses:
  Warehouse and delivery expenses                       3,513,120       3,195,977       6,673,975       6,389,750
  Selling, general, and administrative expenses         4,969,555       5,133,407      10,126,100      10,304,779
                                                    -------------   -------------   -------------   -------------

      Total operating expenses                          8,482,675       8,329,384      16,800,075      16,694,529

      Operating income (loss)                           1,055,270         232,309         331,010      (1,061,511)

Interest expense, net                                     138,365         190,139         276,195         384,089
                                                    -------------   -------------   -------------   -------------

      Income (loss) before income taxes (credits)         916,905          42,170          54,815      (1,445,600)

Federal and state income taxes (credits)                  362,700          16,700          22,200        (571,000)
                                                    -------------   -------------   -------------   -------------

Net income (loss)                                   $     554,205   $      25,470   $      32,615   $    (874,600)


Basic and diluted earnings (loss)
      per common share                              $         .12   $         .01   $         .01   $       (.19)
                                                    =============   =============   =============   ============


WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                4,697,159       4,590,327       4,668,950       4,587,311


See accompanying Notes to Unaudited Condensed Financial Statements.



                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS


                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                          2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $     32,615    $   (874,600)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                       2,814,643       2,869,752
    (Gain) on sale of fixed assets                                         (25,375)        (90,695)
     Deferred income taxes                                                 (49,695)       (388,331)
     Other                                                                 141,000         141,000

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                            (9,258,475)     (7,631,452)
           Inventories                                                 (11,262,854)      1,702,527
           Income tax refund claims receivable                               - - -       1,307,253
           Prepaid expenses                                                 65,721          85,992
       Increase (decrease) in:
           Accounts payable and accrued liabilities                     13,573,366       6,087,444
           Income taxes payable                                             26,722        (240,000)
                                                                      ------------    ------------
               Net cash provided by (used in) operating activities      (3,942,332)      2,968,890
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (5,652,674)     (1,775,107)
  Proceeds from sale of property and equipment                              31,150         117,987
  Other                                                                    275,596         124,742
                                                                      ------------    ------------
               Net cash (used in) investing activities                  (5,345,928)     (1,532,378)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                                                  2,000,000           - - -
  Payments on deferred compensation obligations                           (117,624)       (144,624)
  Proceeds from exercise of common stock options                           452,480           - - -
  Cash dividends paid                                                        - - -        (183,279)
  Other                                                                    (30,213)         (3,316)
                                                                      ------------    ------------
               Net cash provided by (used in) financing activities       2,304,643        (331,219)
                                                                      ------------    ------------

               Increase (decrease) in cash and cash equivalents         (6,983,617)      1,105,293

Cash and cash equivalents, beginning                                     7,077,390       3,552,232
                                                                      ------------    ------------

Cash and cash equivalents, ending                                     $     93,773    $  4,657,525
                                                                      ============    ============

Cash Payments for:
  Interest                                                            $    273,795    $    384,289
  Income taxes                                                              45,173          57,168

See accompanying notes to Unaudited Condensed Financial Statements


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for restructuring charges as discussed in Note 5) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three months and the six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the three month and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on June 30, 2004 and December 31, 2003 consist of the following classes:
                                                      June 30        December 31
                                                         2004           2003
                                                         ----           ----
                  Raw materials                    $20,960,904       $12,733,414
                  Work in process                    1,942,753         1,630,052
                  Finished goods                     4,797,811         3,501,779
                                                   -----------       -----------
                        Total manufactured goods    27,701,468        17,865,245
                  Distribution products              6,603,830         5,177,199
                                                   -----------       -----------

                        TOTAL INVENTORIES          $34,305,298       $23,042,444
                                                   ===========       ===========

       Inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4. Dividends per common share for the six month period ending June 30, 2004 and 2003 were $.00 and $.04 per share, respectively.

5. The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB No. 123 to stock based employee compensation:

                                                          Three Months                  Six Months
                                                          Ended June 30                Ended June 30
                                                       2004         2003             2004            2003
                                                       ----         ----             ----            ----
         Net income (loss):
             As reported                             $554,205    $  25,470         $  32,615      $(874,600)
              Deduct total stock-based employee
              compensation expense determined
              under fair value based method for
              all rewards net of related tax effects  (19,202)     (38,038)          (38,403)       (76,078)
                                                     --------    ---------         ---------      ---------

         Pro forma                                   $535,003    $ (12,568)        $  (5,788)     $(950,678)
                                                     --------    ---------         ---------      ---------

       Basic and diluted earnings (loss) per share:
             As reported                             $    .12    $     .01         $     .01      $   (.19)
             Pro forma                                    .11        - - -             - - -          (.21)


6. Effective January 1, 2004, the Company changed its segment reporting to no longer allocate corporate expense to the individual business units. Accordingly, the segment results have been restated to reflect this change.

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

     The table below presents unaudited information about the revenue and operating income of those segments:


                                                            THREE MONTHS ENDED JUNE 30, 2004
                                                            --------------------------------

                                  PRIMARY                                          OTHER
                                MANUFACTURED                                      COMPONENT
                                  PRODUCTS               DISTRIBUTION             PRODUCTS             SEGMENT TOTAL
                                  --------               ------------             --------             -------------

Net outside sales               $ 41,573,507              $ 25,864,573           $ 11,182,120            $ 78,620,200
Intersegment sales                 1,851,502                   328,073              2,204,291               4,383,866
                                ------------              ------------           ------------            ------------
   Total sales                  $ 43,425,009              $ 26,192,646           $ 13,386,411            $  83,004,066 *
                                ------------              ------------           ------------            ------------

Operating income                $  2,103,965                 1,087,765           $    171,544            $  3,363,274

                                                            THREE MONTHS ENDED JUNE 30, 2003
                                                            --------------------------------

Net outside sales               $ 37,883,684              $ 22,766,978           $ 10,299,283            $ 70,949,945
Intersegment sales                 1,732,995                   151,117              2,137,800               4,021,912
                                ------------              ------------           ------------            ------------
   Total sales                  $ 39,616,679              $ 22,918,095           $ 12,437,083            $  74,971,857 *
                                ------------              ------------           ------------            ------------

Operating income                $  1,663,316              $    828,328           $     23,308            $   2,514,952




                                                                     SIX MONTHS ENDED JUNE 30, 2004
                                                                     ------------------------------

                                PRIMARY                                           OTHER
                               MANUFACTURED                                     COMPONENT
                               PRODUCTS                   DISTRIBUTION             PRODUCTS                 SEGMENT TOTAL
                               --------                   ------------             --------                 -------------

Net outside sales               $ 77,007,811              $ 46,660,988           $ 20,663,756            $  144,332,555
Intersegment sales                 3,622,930                   671,988              4,438,185                 8,733,103
                                ------------              ------------           ------------            --------------
   Total sales                  $ 80,630,741              $ 47,332,976           $ 25,101,941            $  153,065,658 *
                                ------------              ------------           ------------            --------------

Operating income                $  2,832,637              $  1,871,451           $    325,119            $    5,029,207

Total assets                    $ 41,736,241              $ 14,365,429           $  8,665,509            $   64,767,179

                                                                     SIX MONTHS ENDED JUNE 30, 2003
                                                                     ------------------------------

Net outside sales               $ 73,743,946              $ 42,928,757           $ 21,562,322            $  138,235,025
Intersegment sales                 3,563,245                   357,507              4,030,075                 7,950,827
                                ------------              ------------           ------------            --------------
   Total sales                  $ 77,307,191              $ 43,286,264           $ 25,592,397            $  146,185,852 *
                                ------------              ------------           ------------            --------------

Operating income (loss)         $  2,557,264              $  1,375,133           $   (587,707)           $    3,344,690

Total assets                    $ 35,897,637              $ 12,073,063           $ 10,398,326            $   58,369,026


Reconciliation of segment Operating income (loss) to consolidated Operating income (loss):


                                                   Three Months Ended                               Six Months Ended
                                                         June 30,                                       June  30,
                                                 2004                  2003                      2004              2003
                                                 ----                  ----                      ----              ----

Operating income for segments               $  3,363,274          $  2,514,952            $  5,029,207        $  3,344,690
Corporate incentive agreements                   301,288               300,000                 601,288             606,019
Consolidation reclassifications                    1,119               146,433                   9,768             200,469
Gain on sale of assets                            14,000                77,319                  25,375              90,695
Unallocated corporate expenses                (2,387,711)           (2,599,339)             (5,135,934)         (5,105,947)
Other                                           (236,700)             (207,056)               (198,694)           (197,437)
                                            ------------          ------------            ------------        ------------

Consolidated operating income (loss)        $   1,055,270         $     232,309           $    331,010        $ (1,061,511)
                                            =============         =============           ============        ============


    *Does not agree to Financial Statements due to consolidation eliminations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The second quarter and six month period ending June 30, 2004 showed improvement as net sales increased 10.8% for the quarter and 4.4% year to date. Raw material price increases and the continued strong shipment levels in the Recreational Vehicle industry provided the support for the Company to show its first quarter to quarter increase in sales in more than four consecutive quarters. Operating expenses remained consistent with revenues on a percentage basis; however, the Company's strategic focus on investment in key personnel will show an increase on a dollar for dollar basis in selling, general, and administrative expenses through the end of 2004, exclusive of the gain on life insurance in the second quarter of 2004. Restructuring efforts in 2003 related to the closing of one of the Company's unprofitable cabinet door divisions, increased net sales, and a $0.4 million gain on life insurance proceeds in the second quarter helped to improve overall profitability by more than $0.5 million for the quarter and $0.9 million year to date thru June 2004. Earnings per share improved by $.11 from $.01 per share in the second quarter of 2003 to $.12 per share in the second quarter of 2004, and by $.20 for the six month period ending June 30, 2004 from a loss of $.19 per share in 2003 to income of $.01 per share in 2004.
       The Manufactured Housing industry continued to struggle after showing its first monthly shipment increase in twenty-four months in March 2004 of more than 8%. This industry, which represents approximately 39% and 40% of the Company's sales at June 30, 2004, and 2003, respectively, showed a decline in shipments in the second quarter of 2004 of approximately 2.3% and year to date of approximately 3.8%. Repossessed inventory levels have decreased, but financing and jobs growth remain in question and will have an impact on future shipment levels. Analysts are estimating that final 2004 twelve month shipment levels will show an increase in the 3% range.
       The Recreational Vehicle industry, which represents approximately 32% of the Company's sales at June 30, 2004 and 2003 continued on its strong pace with second quarter and year to date shipments improving by more than 21% and 20%, respectively. Shipments in this industry have been greater than 300,000 units in four out of the last five years and 2004 is expected to be at or above the 2003 level, which was the second highest in the last twenty-five years. While consistently high gasoline prices in 2004 have not had a major impact on shipments in this industry to date, continued price increases, or decreases in availability of gasoline could have a negative impact on future shipment levels.
       The Company's sales to the Industrial markets continued to show improvement as net sales to these markets increased by approximately 11% for the quarter and 6% year to date. These markets, which continue to be a focus to help diversify the Company's customer base represent approximately 29% and 28% of the company's consolidated sales at June 30, 2004 and 2003, respectively.
       The Company remains focused on increasing penetration into all of the markets that it serves and has the capacity to do so. Strategic investment in property, plant, and equipment, key personnel, and potential future acquisitions are all part of the overall growth plan to increase sales levels and maximize shareholder value. Capital expenditures will increase for the remainder of 2004 and into 2005 as a part of this plan.

The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:


                                                     Three Months               Six Months
                                                    Ended June 30,            Ended June 30,
                                                   2004       2003           2004       2003

       Net sales                                   100.0%     100.0%         100.0%     100.0%
       Cost of sales                                87.9       87.9           88.1       88.7
       Gross profit                                 12.1       12.1           11.9       11.3
       Warehouse and delivery                        4.5        4.5            4.6        4.6
       Selling, general, & administrative            6.3        7.2            7.0        7.5
       Operating income (loss)                       1.3        0.3            0.2       (0.8)
       Income (loss) before taxes                    1.2        0.1           - - -      (1.0)
       Income taxes (credits)                        0.5       (.01)          - - -      (0.4)
       Net income (loss)                             0.7        - - -         - - -      (0.6)


RESULTS OF OPERATIONS

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

         Net Sales. Net sales increased approximately $7.7 million, or 10.8% from $70.9 million in the second quarter of 2003 to $78.6 million in the second quarter of 2004. The increase in net sales is primarily attributable to raw material price increases and to the continued strong shipment levels in the Recreational Vehicle Industry.

         Gross Profit. Gross profit increased by approximately $0.9 million, or 11.4% from $8.6 million in the second quarter of 2003 to $9.5 million in the same period of 2004. The increase in dollars is attributable to the increased sales. As a percentage of net sales, gross profit remained constant at 12.1%.

         Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $0.3 million, or 9.9% from $3.2 million in the second quarter of 2003 to $3.5 million in the second quarter of 2004. As a percentage of net sales, warehouse and delivery expenses remained constant at 4.5% in both 2003 and 2004. The increase in dollars is attributable to the increased net sales.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.2 million, or 3.2% from $5.1 million in the second quarter of 2003 to $4.9 million in the second quarter of 2004. The second quarter includes a gain on life insurance proceeds of approximately $0.4 million. Exclusive of this gain, selling, general, and administrative expenses increased by $0.2 million, or 3.9% and as a percentage of net sales, selling, general, and administrative expenses decreased by 0.4% from 7.2% in 2003 to 6.8% in 2004. The increase in dollars is attributable to increased sales and the decrease in percentage of net sales is attributable to similar fixed expenses quarter to quarter.

         Operating Income. Operating income increased by $0.8 million from $0.2 million in the second quarter of 2003 to $1.0 million in the second quarter of 2004. The increase in operating income is attributable to the factors described above.

         Interest Expense, Net. Interest expense, net decreased by $0.1 million from $0.2 million in the second quarter of 2003 to $0.1 million in the second quarter of 2004. The decrease in interest expense, net is attributable to lower long term debt outstanding from quarter to quarter.

         Net Income. Net income increased $0.5 million from $25,000 in the second quarter of 2003 to $0.5 million in the second quarter of 2004 primarily due to the factors described above.


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


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

       Net Sales. Net sales increased $6.1 million, or 4.4% from $138.2 million in the six months ended June 30, 2003 to $144.3 million in the same period in 2004. The increase in net sales is attributable to increased raw material prices and the continued growth in shipments in the Recreational Vehicle Industry. While Manufactured Housing shipments decreased approximately 3.8% for the six month period, Recreational Vehicle shipments increased by approximately 20.1% from the previous year. Additionally, the Company increased its sales to the Industrial and Other markets during the period.

        Gross Profit. Gross profit increased by $1.5 million, or 9.6% from $15.6 million in the six months ended June 30, 2003 to $17.1 million in the same period in 2004. As a percentage of net sales, gross profit increased 0.6% from 11.3% in 2003 to 11.9% in 2004. The increase in dollars and percentage of net sales is attributable to the increased sales levels and improvements as a result of the restructuring related to the closing of one of the Company's unprofitable cabinet door operations in the third quarter of 2003.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased by $0.3 million from $6.4 million in the six months ending June 30, 2003 to $6.7 million in the six months ending June 30, 2004. As a percentage of net sales warehouse and delivery remained constant at 4.6% of net sales. The increase in dollars is attributable to the increased sales.

       Selling, General and Administrative expenses. Selling, general and administrative expenses decreased approximately $0.2 million from $10.3 million in the six month period ending June 30, 2003 to $10.1 million in the same period in 2004. Exclusive of a $0.4 million gain on life insurance proceeds in 2004, selling, general and administrative expenses increased $0.2 million, or 1.7% and as a percentage of net sales, selling, general and administrative expenses decreased 0.2% from 7.5% in 2003 to 7.3% in 2004.

       Operating Income. Operating income increased $1.4 million from a loss of $1.1 million in 2003 to income of $0.3 million in 2004. The increase in operating income is attributable to the factors described above.

       Interest Expense, Net. Interest expense, net decreased $0.1 million from $0.4 million in the six months ending June 30, 2003 to $0.3 million in the six months ending June 30, 2004. The decrease is attributable to lower long term debt outstanding from year to year.

       Net income. Net income increased $0.9 million from a loss of $0.9 million in the six month period ending June 30, 2003 to income of $33,000 in the same period in 2004.

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



BUSINESS SEGMENTS


Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

       Net sales increased $3.8 million, or 9.6% from $39.6 million in the quarter ended June 30, 2003 to $43.4 million in the same period in 2004. The increased sales levels are attributable to raw material price increases and an approximate 21% increase in quarterly shipments in the Recreational Vehicle industry. The Manufactured Housing industry experienced an approximate 2% decline in shipments from the 2003 second quarter to the 2004 second quarter.
       Operating income increased $0.4 million, or 26.5% from $1.7 million in the second quarter of 2003 to $2.1 million in the second quarter of 2004. The increase in operating income is attributable to the increased sales.

DISTRIBUTION SEGMENT DISCUSSION

       Net sales increased $3.3 million, or 14.3% from $22.9 million in the second quarter of 2003 to $26.2 million in the second quarter of 2004. The increased sales levels are attributable to increased raw material prices.
       Operating income increased $0.3 million, or 31.3% from $0.8 million in the three month period ending June 30, 2003 to $1.1 million in the same period in 2004. The increase in operating income is due to increased sales.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

       Net sales increased $1.0 million, or 7.6% from $12.4 million in the second quarter of 2003 to $13.4 million in the second quarter of 2004. The increased sales are attributable to increased raw material prices.
       Operating income increased approximately $148,000 from $24,000 in the second quarter of 2003 to $172,000 in the second quarter of 2004. The increase is attributable to decreased losses from one of the Company's unprofitable cabinet door divisions which was closed in the third quarter of 2003.


Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

PRIMARY MANUFACTURED PRODUCTS DISCUSSION

       Net sales decreased $2.3 million, or 5.5%, from $41.9 million in the 2002 second quarter to $39.6 million in the 2003 second quarter. The decrease in net sales is due to a 25% decrease in shipments in the Manufactured Housing Industry in the second quarter which was offset by increased sales to the Industrial and Other markets which account for approximately one third of the sales in this segment.
       Operating income decreased by $0.8 million, or 33%, from $2.5 million in the quarter ended June 30, 2002 to $1.7 million in the quarter ended June 30, 2003. The decrease is due to significant competitive pricing conditions affecting gross profits on sales to the Manufactured Housing and Recreational Vehicle industries.

DISTRIBUTION SEGMENT DISCUSSION

       Net sales decreased by $6.6 million, or 23%, from $29.5 million in the 2002 second quarter to $22.9 million in the same period in 2003. This decrease is consistent with the 25% quarterly decrease in shipments in the Manufactured Housing Industry, which is the primary market that this segment serves.
       Operating income decreased $0.5 million, or 40%, as a result of the decreased sales volume for the quarter.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

       Net sales decreased $3.6 million, or 22%, from $16.0 million for the quarter ended June 30, 2002 to $12.4 million for the quarter ended June 30, 2003. Approximately $1.0 million of this decrease is due to the Company closing one of its cabinet door facilities in the second quarter of 2002. The remaining decrease is due to the Company choosing to discontinue the production and sale to a particular customer of a specific raw material which caused production inefficiencies and labor problems throughout the fourth quarter of 2002 and the first quarter of 2003 as well as the fact that the Company sold one of its business units in this segment in late 2002.
       Operating losses in this segment increased approximately $0.2 million from the 2002 second quarter as the phase-out of the inefficient product concluded in the second quarter of 2003 and competitive market pricing conditions in the Manufactured Housing and Recreational Vehicle industries forced margins down.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

       Net sales increased $3.3 million, or 4.3% from $77.3 million in 2003 to $80.6 million in 2004. The increase is attributable to increased raw material prices and increases in shipments in the Recreational Vehicle industry of more than 20% for the six months ending June 30, 2004.
       Operating income increased $0.3 million, or 10.8% from $2.5 million in 2003 to $2.8 million in 2004. The increase is attributable to increased sales levels.

DISTRIBUTION SEGMENT DISCUSSION

       Net sales increased $4.0 million or 9.4% from $43.3 million in 2003 to $47.3 million in 2004. The increase is attributable to increased raw material prices.
       Operating income increased $0.5 million from $1.4 million in 2003 to $1.9 million in 2004. The increase is attributable to increased sales.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

       Net sales decreased $0.5 million, or 1.9% from $25.6 million in 2003 to $25.1 million in 2004. The decrease is attributable to the closing of one of the business units in this segment in the third quarter of 2003.
       Operating income increased $0.9 million from a loss of $0.6 million in 2003 to income of $0.3 million in 2004 primarily due to the closing of one of the unprofitable cabinet door divisions in the third quarter of 2003.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

PRIMARY MANUFACTURED PRODUCTS DISCUSSION

       Net sales decreased $3.6 million, or 4.5%, from $80.9 million in 2002 to $77.3 million in 2003. This decrease is due primarily to the 26% decrease in units shipped in the Manufactured Housing Industry in the first six months of 2003. These sales decreases were offset by the 3% increase in units shipped in the Recreational Vehicle Industry and increases in sales to the Industrial and Other markets by the operations in this segment.
       Operating income decreased $2.2 million, or almost 47%, due primarily to significant competitive pricing situations in the Manufactured Housing and Recreational Vehicle industries.

DISTRIBUTION SEGMENT DISCUSSION

       Net sales decreased $12.1 million, or 21.9%, from $55.4 million in 2002 to $43.3 million in 2003. This decrease is due primarily to the decrease in units shipped in the Manufactured Housing Industry, which is the primary industry this segment serves.
       Operating income decreased $0.7 million, from $2.1 million in 2002 to $1.4 million in 2003 due to decreased sales volume.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

       Net sales decreased $5.4 million, or 17.4%, from $31.0 million in 2002 to $25.6 million in 2003. This decrease is due primarily to the closing of one of the unprofitable business units in this segment in 2002 as well as the sale of one of the business units in this segment late in 2002.
       Operating losses in this segment increased approximately $1.0 million due primarily to one of the business units in this segment continuing to experience problems related to production inefficiencies and increased labor as a result of the change in raw material required by a particular customer. This change occurred in the fourth quarter of 2002 and continued through the first six months of 2003 as the Company phased out its business related to this particular product.
       The Company decided, subsequent to June 30, 2003, to close this operating unit as a result of historical losses, unfavorable projected operating results, and general business conditions. The Company incurred restructuring charges in the third quarter of approximately 269,000. The closing of this business unit was completed during the third quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.
       The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 which began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.
       The Company has a secured bank Revolving Credit Agreement that provides loan availability of $15,000,000 with maturity in the year 2006.
       Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with.
       The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements and planned capital expenditures. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.


       A summary of the Company's contractual cash obligations remaining at June 30, 2004 and for the twelve month periods ending 2005 through 2008 is as follows:


                                      ----------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------------------------------------------------
-------------------------------------
CONTRACTUAL OBLIGATIONS                  TOTAL             2004            2005            2006            2007            2008
------------------------------------- --------------- --------------- --------------- --------------- --------------- --------------

                                      --------------- --------------- --------------- --------------- --------------- --------------
Long-term debt, including interest
at variable rates**                       $5,188,750      $1,150,750      $1,186,625      $1,167,375        $849,000        $835,000
                                      --------------- --------------- --------------- --------------- --------------- --------------
Long-term debt, including interest
at fixed rates**                          $5,391,304      $2,695,650      $2,695,654              $0              $0              $0
                                      --------------- --------------- --------------- --------------- --------------- --------------
Operating Leases                          $2,687,777        $930,669        $840,037        $502,892        $279,623        $134,556
                                      --------------- --------------- --------------- --------------- --------------- --------------
  Total contractual cash obligations     $13,267,831      $4,777,069      $4,722,316      $1,670,267      $1,128,623        $969,556
                                      --------------- --------------- --------------- --------------- --------------- --------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2003 annual interest rate of 1.75% for the Industrial Revenue Bonds.



       The Company also has a commercial commitment as described below:



-------------------------------------- --------------------------------- ------------------------------- ---------------------------
          OTHER COMMERCIAL                       TOTAL AMOUNT                     OUTSTANDING                       DATE OF
             COMMITMENT                           COMMITTED                       AT 06/30/04                      EXPIRATION
-------------------------------------- --------------------------------- ------------------------------- ---------------------------
           Line of Credit                        $15,000,000                       $2,000,000                   August 15, 2006
-------------------------------------- --------------------------------- ------------------------------- ---------------------------


       Borrowings outstanding on the line of credit at July 31, 2004 were $5.2 million.

       The Company believes that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for 2004.

       Subsequent to June 30, 2004, one of our major customers in the Southeast began to experience cash flow difficulties and have extended their receivable balance out beyond our normal terms. While we cannot predict the outcome of this situation at this time, if this balance is deemed to be uncollectible, it could have a material impact on third or fourth quarter operating results.

CRITICAL ACCOUNTING POLICIES

       The Company's significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.
       The Company's major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, we have not experienced significant bad debts losses. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we assess impairment when indicators are present and have had no impairment charges during the six months ended June 30, 2004.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk related to interest rate changes on its debt. Long term debt includes $5,142,868 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in the Liquidity and Capital Resources section of this report.


ITEM 4.  CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 rules 13a-15(e) and 15d-15(e) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls, during the period covered by this report.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

            None

 Item 2.  Changes in Securities

            None

 Item 3.  Defaults upon Senior Securities

            None

 Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on May 14, 2004.

           (b) Not applicable.

           (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                      WITHHOLD
                               NAME                     FOR           AUTHORITY
                            Keith V. Kankel          3,360,509          664,416
                            Mervin D. Lung           3,297,163          727,762
                            Harold E. Wyland         2,949,388        1,075,537

               2. Set forth below is the tabulation of the votes related to the amendments of the 1987 stock option plan

                             FOR              AGAINST                WITHHOLD
                                                                     AUTHORITY
                           2,395,935          559,313                 568,646


           (d) Not applicable.

 Item 5.   Other Information

           None

 Item 6.   Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
                  32.1     Certification pursuant to 18 U.S.C. Section 350


           (b)    Reports on Form 8-K
                           Item 9.  Regulation FD Disclosure
                             Press Release dated July 18, 2004 announcing second quarter 2004 earnings

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PATRICK INDUSTRIES, INC.
                                          (Company)



Date    August 13, 2004                    /S/Robert C. Timmins
                                          --------------------------------------
                                          Robert C. Timmins
                                          (Lead Director)





Date    August 13, 2004                    /S/Paul E. Hassler
                                          --------------------------------------
                                          Paul E. Hassler
                                          (President)
                                          (Chief Executive Officer)




Date     August 13, 2004                   /S/Andy L. Nemeth
                                          --------------------------------------
                                          Andy L. Nemeth
                                          (Executive Vice President, Finance)
                                          (Chief Financial Officer)