Form 10-Q
period 2004-09-30
PATRICK INDUSTRIES INC
filed 2004-11-15
CIK 76605

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR

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
Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer.
                                                           Yes         No    X

Shares of Common Stock Outstanding as of November 5, 2004:  4,746,698

                            PATRICK INDUSTRIES, INC.


                                      INDEX


                                                                        Page No.

PART 1:  Financial Information

ITEM 1:  Financial Statements

  Unaudited Condensed Balance Sheets
    September 30, 2004 & December 31, 2003                                   3

  Unaudited Condensed Statements of Operations
    Three Months Ended September 30, 2004 & 2003, and
    Nine Months Ended September 30, 2004 & 2003                              4

  Unaudited Condensed Statements of Cash Flows
    Nine Months Ended September 30, 2004 & 2003                              5

  Notes to Unaudited Condensed Financial Statements                          6

ITEM 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk         16

ITEM 4:  Controls and Procedures                                            16

PART II:  Other Information                                                 17

    Signatures                                                              18

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PATRICK INDUSTRIES, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS


                                                                        SEPTEMBER 30                    DECEMBER 31
                                                                               2004                            2003
             ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $       40,165                  $    7,077,390
    Trade receivables                                                       24,466,512                      14,240,556
    Inventories                                                             37,535,270                      23,042,444
    Prepaid expenses                                                           997,845                         913,650
    Deferred tax assets                                                      1,954,000                       1,954,000
                                                                        --------------                  --------------
             Total current assets                                           64,993,792                      47,228,040
                                                                        --------------                  --------------

PROPERTY AND EQUIPMENT, at cost                                             92,255,200                      90,620,044
    Less accumulated depreciation                                           59,074,060                      59,927,134
                                                                        --------------                  --------------
                                                                            33,181,140                      30,692,910
                                                                        --------------                  --------------

INTANGIBLE AND OTHER ASSETS                                                  2,954,503                       3,221,010
                                                                        --------------                  --------------
             Total assets                                               $  101,129,435                  $   81,141,960
                                                                        ==============                  ==============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                $    3,671,429                  $    3,671,429
    Short-term borrowings                                                    5,900,000                           - - -
    Accounts payable                                                        18,602,596                       4,883,038
    Accrued liabilities                                                      4,830,768                       3,038,926
                                                                        --------------                  --------------
             Total current liabilities                                      33,004,793                      11,593,393
                                                                        --------------                  --------------

LONG-TERM DEBT, less current maturities                                      4,800,000                       7,771,430
                                                                        --------------                  --------------

DEFERRED LIABILITIES                                                         2,519,247                       2,529,403
                                                                        --------------                  --------------

             Total liabilities                                          $   40,324,040                  $   21,894,226
                                                                        --------------                  --------------

SHAREHOLDERS' EQUITY
    Common stock                                                            19,094,397                      18,236,386
    Retained earnings                                                       41,710,998                      41,011,348
                                                                        --------------                  --------------
             Total shareholders' equity                                     60,805,395                      59,247,734
                                                                        --------------                  --------------

             Total liabilities and shareholders' equity                 $  101,129,435                  $   81,141,960
                                                                        ==============                  ==============

See accompanying Notes to Unaudited Condensed Financial Statements.




                            PATRICK INDUSTRIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                    SEPTEMBER 30                             SEPTEMBER 30

                                                              2004                 2003                 2004               2003

Net Sales                                              $   80,260,900        $  70,267,568        $224,593,455       $208,502,593

Cost of goods sold                                         69,848,245           61,358,268         197,049,715        183,960,275
                                                       --------------        -------------        ------------       ------------

      Gross Profit                                         10,412,655            8,909,300          27,543,740         24,542,318
                                                       --------------        --------------       ------------       ------------

Operating expenses:
  Warehouse and delivery expenses                           3,543,915            3,203,555          10,217,890          9,593,305
  Selling, general, and administrative expenses             5,536,910            4,918,198          15,663,010         15,222,977
  Restructuring charges                                         - - -              235,000              - - -             235,000
                                                       --------------        -------------        ------------       --===-------


      Total operating expenses                              9,080,825            8,356,753          25,880,900         25,051,282
                                                       --------------        -------------        ------------       ------------

      Operating income (loss)                                1,331,830             552,547           1,662,840           (508,964)

Interest expense, net                                         210,695              177,087             486,890            561,176
                                                       --------------        -------------        ------------       ------------

      Income (loss) before income taxes (credits)           1,121,135              375,460           1,175,950         (1,070,140)

Federal and state income taxes (credits)                      454,100              148,300             476,300           (422,700)
                                                       --------------        -------------        ------------       ------------

Net income (loss)                                      $      667,035        $     227,160        $    699,650       $   (647,440)
                                                       ==============        =============        ============       ============

Basic and diluted earnings (loss)
      per common share                                 $          .14        $         .05        $        .15       $       (.14)
                                                       ==============        =============        ============       ============


Dividends per share                                    $          .00        $         .00        $        .00       $        .04
                                                       ==============        =============        ============       ============

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                    4,731,127            4,611,037           4,689,827          4,595,306


See accompanying Notes to Unaudited Condensed Financial Statements.




                            PATRICK INDUSTRIES, INC.
                        UNAUDITED CONDENSED STATEMENTS OF
                                   CASH FLOWS


                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                       2004                      2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $    699,650               $   (647,440)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                  4,071,975                  4,309,083
    (Gain) on sale of fixed assets                                                   (246,075)                  (272,330)
     Deferred income taxes                                                            (45,220)                  (241,800)
     Other                                                                            211,500                    211,500

  Change in assets and liabilities:
     Decrease (increase) in:
           Trade receivables                                                      (10,225,956)                (7,040,914)
           Inventories                                                            (14,492,826)                 3,133,317
           Income tax refund claims receivable                                          - - -                  1,307,253
           Prepaid expenses                                                           (84,195)                 (288,138)
       Increase (decrease) in:
           Accounts payable and accrued liabilities                                15,035,918                  6,982,831
           Income taxes payable                                                       475,482                   (240,000)
                                                                                 ------------               ------------
               Net cash provided by (used in) operating activities                 (4,599,747)                 7,213,362
                                                                                 ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (7,133,651)                (3,490,903)
  Proceeds from sale of property and equipment                                      1,101,167                  1,271,767
  Other                                                                               256,490                    102,411
                                                                                 ------------               ------------
               Net cash (used in) investing activities                             (5,775,994)                (2,116,725)
                                                                                 ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Short-term borrowings                                                             5,900,000                      - - -
  Payments on long-term debt                                                       (2,971,429)                (2,971,429)
  Payments on deferred compensation obligations                                      (176,436)                  (216,936)
  Proceeds from exercise of common stock options                                      647,780                    128,953
  Cash dividends paid                                                                   - - -                   (183,279)
  Other                                                                               (61,399)                    (9,820)
                                                                                 ------------               ------------
               Net cash provided by (used in) financing activities                  3,338,516                 (3,252,511)
                                                                                 ------------               ------------

               Increase (decrease) in cash and cash equivalents                    (7,037,225)                 1,844,126

Cash and cash equivalents, beginning                                                7,077,390                  3,552,232
                                                                                 ------------               ------------

Cash and cash equivalents, ending                                                $     40,165               $  5,396,358
                                                                                 ============               ============

Cash Payments for:
  Interest                                                                       $    611,643               $    694,926
  Income taxes                                                                         55,818                    174,229

See accompanying notes to Unaudited Condensed Financial Statements.


                            PATRICK INDUSTRIES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals and the adjustments for restructuring charges as discussed in Note 4) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three months and the nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the three month and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3. The inventories on September 30, 2004 and December 31, 2003 consist of the following classes:

                                                    September 30     December 31
                                                        2004             2003
                                                        ----             ----
                  Raw materials                     $23,098,737      $12,733,414
                  Work in process                     2,301,468        1,630,052
                  Finished goods                      4,649,013        3,501,779
                                                    -----------      -----------
                        Total manufactured goods     30,049,218       17,865,245
                  Distribution products               7,486,052        5,177,199
                                                    -----------      -----------

                        TOTAL INVENTORIES           $37,535,270      $23,042,444
                                                    ===========      ===========

       The inventories are stated at the lower of cost, First-In First-Out
       (FIFO) method, or market.


4. In September, 2003, the Company recorded a restructuring charge related to the closing of one of its unprofitable cabinet door operating units. The Company recorded estimated and actual costs of $235,000, or $.03 per share, net of tax, related to this restructuring. This operating unit was phased out in the third quarter of 2003 and the charges included, but were not limited to, severance, retention, and accrued vacation for approximately 61 hourly and salaried employees, all of which were terminated from this particular operation. Other charges included shut down expenses and the write-off of obsolete inventory. The operation was closed in September and the charges were paid in the fourth quarter of 2003.

5. The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation:


                                                                   Three Months                            Nine Months
                                                               Ended September 30                       Ended September 30
                                                           2004                  2003              2004                  2003
                                                           --------------------------              --------------------------
             Net income (loss):
                  As reported                              $667,035          $227,160              $699,650         $(647,440)
                    Deduct total stock-based
                      employee compensation
                      expense determined under
                      fair value based method for
                      all rewards net of related
                      tax effects                           (19,202)          (38,000)              (57,604)         (114,000)
                                                           --------          --------              ---------        ---------

                  Pro forma                                 647,833          $189,160              $642,046         $(761,440)
                                                           ========          ========              ========         =========

             Basic earnings (loss) per share:
                  As reported                              $    .14          $    .05              $    .15         $    (.14)
                  Pro forma                                     .14               .04                   .14              (.17)

             Diluted earnings (loss) per share:
                  As reported                              $    .14          $    .05              $    .15         $    (.14)
                  Pro forma                                     .14               .04                   .14              (.17)



7. Effective January 1, 2004, the Company changed its segment reporting to discontinue allocating corporate expense to the individual business units. Accordingly, the segment results have been restated to reflect this change.

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

      The table below presents unaudited information about the revenue and operating income of those segments:


                                                           THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                           -------------------------------------

                                    PRIMARY                                         OTHER
                                  MANUFACTURED                                    COMPONENT
                                   PRODUCTS               DISTRIBUTION              PRODUCTS                  SEGMENT TOTAL
                                   --------               ------------              --------                  -------------

Net outside sales               $ 40,918,755              $ 27,943,789           $ 11,398,356                 $ 80,260,900
Intersegment sales                 1,827,117                   318,107              1,770,279                    3,915,503
                                ------------              ------------           ------------                 ------------
   Total sales                  $ 42,745,872              $ 28,261,896           $ 13,168,635                 $ 84,176,403 *
                                ------------              ------------           ------------                 ------------

Operating income                $  1,736,140              $  1,202,133           $    339,795                 $  3,278,068

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                           -------------------------------------

Net outside sales               $ 36,450,970              $ 23,896,457           $  9,920,141                 $ 70,267,568
Intersegment sales                 1,887,200                   147,692              2,208,764                    4,243,656
                                ------------              ------------           ------------                 ------------
   Total sales                  $ 38,338,170              $ 24,044,149           $ 12,128,905                 $ 74,511,224 *
                                ------------              ------------           ------------                 ------------

Operating income                $  1,638,082              $  1,156,216           $     77,985                 $  2,872,283




                                                           NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                           ------------------------------------


                                    PRIMARY                                         OTHER
                                  MANUFACTURED                                    COMPONENT
                                   PRODUCTS               DISTRIBUTION              PRODUCTS                  SEGMENT TOTAL
                                   --------               ------------              --------                  -------------

Net outside sales               $117,926,566              $ 74,604,777           $ 32,062,112                 $224,593,455
Intersegment sales                 5,450,047                   990,095              6,208,464                   12,648,606
                                ------------              ------------           ------------                 ------------
   Total sales                  $123,376,613              $ 75,594,872           $ 38,270,576                 $237,242,061 *
                                ------------              ------------           ------------                 ------------

Operating income                $  4,568,777              $  3,073,584           $    664,914                 $  8,307,275

Total assets                    $ 45,169,127              $ 15,663,623           $ 11,367,027                 $ 72,199,777

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                           ------------------------------------

Net outside sales               $110,194,916              $ 66,825,214           $ 31,482,463                 $208,502,593
Intersegment sales                 5,450,445                   505,199              6,238,839                   12,194,483
                                ------------              ------------           ------------                 ------------
   Total sales                  $115,645,361              $ 67,330,413           $ 37,721,302                 $220,697,076 *
                                ------------              ------------           ------------                 ------------

Operating income (loss)         $  4,195,346              $  2,531,349           $   (509,722)                $  6,216,973

Total assets                    $ 35,295,087              $ 12,715,050           $  9,783,673                 $ 57,793,810






Reconciliation of segment operating income to consolidated operating income
(loss):


                                                       3 Months Ended                               9 Months Ended
                                                         September 30,                                September 30,
                                                 2004                  2003                      2004              2003
                                                 ----                  ----                      ----              ----

Operating income for segments               $   3,278,068           $  2,872,283            $  8,307,275        $  6,216,973
Corporate incentive agreements                    804,570                300,000               1,405,858             906,019
Consolidation reclassifications                   251,130                196,359                 260,898             396,828
Gain on sale of assets                            220,700                181,635                 246,075             272,330
Unallocated corporate expenses                 (3,161,839)            (2,765,835)             (8,297,773)         (7,871,782)
Other                                             (60,799)                 3,105                (259,493)           (194,332)
Restructuring charges                               - - -               (235,000)                  - - -            (235,000)
                                            -------------           ------------            ------------        ------------

   Consolidated operating income (loss)     $   1,331,830           $    552,547            $  1,662,840        $   (508,964)
                                            =============           ============            ============        ============


    *Does not agree to Financial Statements due to consolidation eliminations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The third quarter and nine month period ending September 30, 2004 continued to show improvement, in light of difficult circumstances in the Manufactured Housing Industry, as net sales increased 14.2% for the quarter and 7.7% year to date. Raw material price increases and the continued strong shipment levels in the Recreational Vehicle Industry have provided the support for the Company to show its second quarter to quarter increase in sales in more than four consecutive quarterly reporting periods. Operating expenses remained consistent with revenues on a percentage basis, however, the Company's strategic focus on investment in key personnel has and is expected to continue to show an increase on a dollar for dollar basis in selling, general, and administrative expenses through the end of 2004. Additionally, the Company recorded a $0.5 million charge to the allowance for doubtful accounts in the third quarter of 2004 related to one customer. Restructuring efforts in 2003 related to the closing of one of the Company's unprofitable cabinet door divisions, increased net sales, a $0.4 million gain on life insurance proceeds in the second quarter, and a $0.2 million gain on the sale of a building helped to improve overall profitability by $0.5 million for the quarter and $1.3 million year to date through September, 2004. Earnings per share improved by $.09, from $.05 per share in the third quarter of 2003 to $.14 per share in the third quarter of 2004, and by $.29 for the nine month period ending September 30, 2004 from a loss of $.14 per share in 2003 to income of $.15 per share in 2004.

       The Manufactured Housing Industry continued to struggle after showing its first monthly shipment increase in twenty-four months in March 2004 of more than 8%. Sales to this Industry, which represents approximately 40% of the Company's sales at September 30, 2004, and 2003, reflected a decline in shipments in the third quarter of 2004 of approximately 1% and year to date of approximately 3% compared to comparable periods in 2003. Repossessed inventory levels have decreased, but financing and job growth remain in question and will have an impact on future shipment levels.

       The Recreational Vehicle Industry, which represents approximately 31% and 32% of the Company's sales at September 30, 2004 and 2003, respectively, continued on its strong pace with third quarter and year to date shipments improving by more than 11% and 17%, respectively, compared to comparable periods in 2003. Shipments in this Industry have been greater than 300,000 units in four out of the last five years and 2004 is expected to be above the 2003 level, which was the second highest in the last twenty-five years. While the Company believes that consistently high gasoline prices in 2004 have not had a major impact on shipments in this Industry to date, continued price increases, or decreases in availability of gasoline could have a negative impact on future shipment levels.

       The Company's sales to the Industrial markets continued to show improvement as net sales to these markets increased by approximately 23% for the quarter and 12% year to date. These markets, which continue to be a focus to help diversify the Company's customer base, represent approximately 29% and 28% of the Company's consolidated sales at September 30, 2004 and 2003, respectively.

                  The Company remains focused on increasing penetration into all of the markets that it serves. Strategic investment in property, plant and equipment, key personnel, and potential future acquisitions are all part of the overall growth plan to increase sales levels and maximize shareholder value. The Company expects that capital expenditures will increase for the remainder of 2004 and into 2005 as a part of this plan.

       The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:


                                                Three Months         Nine Months
                                            Ended September 30,   Ended September 30,
                                             2004       2003       2004       2003

       Net sales                            100.0%     100.0%     100.0%     100.0%
       Cost of sales                         87.0       87.3       87.7       88.2
       Gross profit                          13.0       12.7       12.3       11.8
       Warehouse and delivery                 4.4        4.6        4.6        4.6
       Selling, general, & administrative     6.9        7.0        7.0        7.3
       Restructuring charges                - - -        0.3      - - -        0.1
       Operating income (loss)                1.7        0.8        0.7       (0.2)
       Income (loss) before taxes             1.4        0.5        0.5       (0.5)
       Income taxes (credits)                 0.6        0.2        0.2       (0.2)
       Net income (loss)                      0.8        0.3        0.3       (0.3)



RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

       Net Sales. Net sales increased $10.0 million, or 14.2%, from $70.2 million in the quarter ended September 30, 2003 to $80.2 million in the same period in 2004. The increase is attributable to raw material price increases, which were passed on to the Company's customers, increased shipments of approximately 11% in the Recreational Vehicle Industry in the third quarter of 2004, and the Company gaining market share in the Manufactured Housing and Industrial markets.

       Gross Profit. Gross profit increased approximately $1.5 million, or 16.9%, from $8.9 million in the third quarter of 2003 to $10.4 million in the third quarter of 2004. As a percentage of net sales, gross profit increased 0.3%, from 12.7% in the third quarter of 2003 to 13.0% in the third quarter of 2004. The increase in gross profit is attributable to increased net sales and an increase in corporate incentive agreements for the quarter.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $0.3 million, or 10.6%, from $3.2 million in the third quarter of 2003 to $3.5 million in the third quarter of 2004. As a percentage of net sales, warehouse and delivery expenses decreased approximately 0.2%, from 4.6% in 2003 to 4.4% in 2004. The increase in dollars is attributable to increased sales and the decrease in percentage of net sales is attributable to fixed costs remaining constant.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $0.6 million, or 12.5%, from $4.9 million in the third quarter of 2003 to $5.5 million in the third quarter of 2004. As a percentage of net sales, selling, general, and administrative expenses decreased 0.1%, from 7.0% in 2003 to 6.9% in 2004. The third quarter 2004 expenses include a charge of approximately $0.5 million related to an increase in the allowance for doubtful accounts related to one customer and a credit of approximately $0.2 million related to a gain on the sale of a building. The third quarter of 2003 includes a gain on the sale of a building of approximately $0.2 million.

       Restructuring Charges. As discussed in Note 4 to the financial statements, the Company recorded restructuring charges of $235,000 in the third quarter of 2003.

       Operating Income. Operating income increased $0.8 million, from $0.5 million in the third quarter of 2003 to $1.3 million in the third quarter of 2004. The increase in operating income is attributable to the factors described above.

       Interest Expense, net. Interest expense, net increased approximately $34,000 due to additional borrowings on the Company's line of credit from the third quarter of 2003 to the same period in 2004.

       Net Income. Net income increased $0.5, million from $0.2 million in the third quarter of 2003 to $0.7 million in the third quarter of 2004 due primarily to the factors described above.



Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

       Net Sales. Net sales increased $16.1 million, or 7.7%, from $208.5 million in the nine month period ending September 30, 2003 to $224.6 million in the same period in 2004. The increase in net sales is primarily attributable to a 17% increase in shipments in the Recreational Vehicle Industry, increased raw material prices, which were passed on to the Company's customers, and the Company gaining market share in the Manufactured Housing and Industrial markets.

       Gross Profit. Gross profit increased $3.0 million, or 12.2%, from $24.5 million in 2003 to $27.5 million in 2004. As a percentage of net sales, gross profit increased 0.5%, from 11.8% in 2003 to 12.3% in 2004. The increase in dollars is attributable to increased net sales and the increase in percentage of net sales is attributable to an increase in Corporate incentive agreements from period to period.

       Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.6 million, or 6.5%, from $9.6 million in 2003 to $10.2 million in 2004. As a percentage of net sales, warehouse and delivery expenses remained constant at 4.6% of net sales in both 2003 and 2004. The increase in dollars is attributable to increased sales.

       Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.5 million, or 2.9%, from $15.2 million in 2003 to $15.7 million in 2004. As a percentage of net sales, selling, general, and administrative expenses decreased 0.3%, from 7.3% in 2003 to 7.0% in 2004. Included in 2004 are charges of approximately $0.5 million related to an increase in the allowance for doubtful accounts due to one customer and credits of $0.2 million and $0.4 million related to a gain on sale of a building and a gain on life insurance proceeds, respectively. The 2003 expenses include a gain on the sale of a building of approximately $0.2 million.

       Operating Income. Operating income increased $2.2 million, from a loss of $0.5 million in 2003 to income of $1.7 million in 2004. The increase in operating income is attributable to the factors described above and the closing of one of the Company's unprofitable cabinet door operations in the third quarter of 2003.

       Interest Expense, net. Interest expense, net decreased approximately $0.1 million from $0.6 million in 2003 to $0.5 million in 2004. The decrease is attributable to less long term debt outstanding from period to period. The Company has, however, increased its borrowings on its line of credit which may result in increased interest expense in future periods.

       Net Income. Net income increased from a loss of $0.6 million in the nine month period ending September 30, 2003 to income of $0.7 million in the same period in 2004. The increase is attributable to the factors described above.

BUSINESS SEGMENTS

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

       Net sales increased $4.4 million, or 11.5%, from $38.3 million in the third quarter of 2003 to $42.7 million in the third quarter of 2004. The increase is attributable to an 11% increase in shipments in the Recreational Vehicle Industry, increased raw material prices, and the Company gaining market share in the Manufactured Housing and Industrial markets.

       Operating income increased $0.1 million, or 6.0%, from $1.6 million in the third quarter of 2003 to $1.7 million in the third quarter of 2004.

DISTRIBUTION SEGMENT DISCUSSION

       Net sales increased $4.2 million, or 17.5%, from $24.0 million in the third quarter of 2003 to $28.2 million in the third quarter of 2004 due primarily to increased raw material prices to the Manufactured Housing Industry which were passed on to the Company's customers. This industry is the primary market that this segment serves.

       Operating income remained fairly constant at $1.2 million for both the third quarter of 2003 and 2004.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

       Net sales increased approximately $1.1 million, or 8.6%, from $12.1 million in the third quarter of 2003 to $13.2 million in the third quarter of 2004. The increase in net sales is attributable to increased sales in the Company's aluminum extrusion division, which were partially offset by decreases in sales related to the closing of one of the Company's unprofitable cabinet door division in the third quarter of 2003.

       Operating income increased $0.2 million, from $0.1 million in the third quarter of 2003 to $0.3 million in the third quarter of 2004.



Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

       Net sales increased $7.7 million, or 6.7%, from $115.6 million in the nine month period ending September 30, 2003 to $123.4 million in the same period in 2004. The increased sales are attributable to a 17% increase in sales to the Recreational Vehicle Industry, increased raw material prices, which were passed on to the Company's customers, and increased penetration to the Manufactured Housing and Industrial Markets from period to period.

       Operating income increased approximately $0.4 million, from $4.2 million in 2003 to $4.6 million in 2004. The increase in operating income is attributable to increased efficiencies in several of the Company's manufacturing divisions in this segment from period to period.

DISTRIBUTION SEGMENT DISCUSSION

       Net sales increased $8.3 million, or 12.3%, from $67.3 million in 2003 to $75.6 million 2004. The increased sales are attributable to increased material pricing and market penetration to the Manufactured Housing Industry, which is the primary industry that this segment serves.

       Operating income increased $0.6 million, from $2.5 million in 2003 to $3.1 million in 2004. The increase in operating income is attributable to increased sales.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

       Net sales increased $0.6 million, or 1.5%, from $37.7 million in 2003 to $38.3 million in 2004. The increase in sales in this segment is attributable to increased sales in two of the operations in this segment which were offset by the decrease in sales related to the closing of the one of the Company's cabinet door divisions which is discussed in Note 4 to the financial statements.

       Operating income increased $1.2 million, from a loss of $0.5 million in 2003 to income of $0.7 million in 2004. The increase in operating income is attributable to the closing of one of the Company's unprofitable cabinet door divisions in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

       The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 which began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs. At September 30, 2004, there is one payment remaining of approximately $2,571,429 on these senior notes.

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

         A summary of our contractual cash obligations remaining at September 30, 2004 and for the twelve month periods ending 2005 through 2008 is as follows:


                                        ------------------------------------------------------------------------------------
                                                                      PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------------------------
---------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL           2004          2005          2006          2007          2008
--------------------------------------- -------------- ------------- ------------- ------------- ------------- -------------

                                        -------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including interest
at variable rates**                        $4,762,354      $724,354    $1,186,625    $1,167,375      $849,000      $835,000
                                        -------------- ------------- ------------- ------------- ------------- -------------
Long-term debt, including interest
at fixed rates**                           $2,739,497       $43,843    $2,695,654            $0            $0            $0
                                        -------------- ------------- ------------- ------------- ------------- -------------
Operating Leases                           $2,947,076      $849,178    $1,153,327      $530,392      $279,623      $134,556
                                        -------------- ------------- ------------- ------------- ------------- -------------
  Total contractual cash obligations      $10,448,927    $1,617,375    $5,035,606    $1,697,767    $1,128,623      $969,556
                                        -------------- ------------- ------------- ------------- ------------- -------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2003 annual interest rate of 1.75% for the Industrial Revenue Bonds.



         We also have a commercial commitment as described below:


----------------------- ------------------ ------------------ ------------------
    OTHER COMMERCIAL        TOTAL AMOUNT      OUTSTANDING          DATE OF
       COMMITMENT            COMMITTED        AT 09/30/04         EXPIRATION
----------------------- ------------------ ------------------ ------------------
     Line of Credit         $15,000,000        $5,900,000        May 31, 2006
----------------------- ------------------ ------------------ ------------------

       We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for 2004.



CRITICAL ACCOUNTING POLICIES

       Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

       Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, and the increase in the allowance for doubtful accounts in the third quarter of 2004 related to one customer, we have not experienced significant bad debt losses and believe that our reserve for doubtful accounts of $700,000 should be adequate for any exposure to loss in our September 30, 2004 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the nine months ended September 30, 2004.


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

     o The Company does not undertake any obligation to update these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk related to interest rate changes on its debt. Long term debt includes $2,571,429 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in the Liquidity and Capital Resources section of this report.


ITEM 4.  CONTROLS AND PROCEDURES

       The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

            None

 Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

             (b) A Form 8-K was furnished but not filed on October 26, 2004, announcing the third quarter financial results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             PATRICK INDUSTRIES, INC.
                                             (Company)




Date    November 12, 2004                     /S/Robert C. Timmins
      ---------------------                  -----------------------------------
                                             Robert C. Timmins
                                             (Lead Director)





Date    November 12, 2004                     /S/Paul E. Hassler
      ---------------------                  -----------------------------------
                                             Paul E. Hassler
                                             (President)
                                             (Chief Executive Officer)





Date     November 12, 2004                    /S/Andy L. Nemeth
     -----------------------                 -----------------------------------
                                             Andy L. Nemeth
                                             (Executive Vice President, Finance)
                                             (Chief Financial Officer)