Form 10-K
period 2004-12-31
PATRICK INDUSTRIES INC
filed 2005-03-31
CIK 76605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2004               or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE Act OF 1934

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

                         COMMON STOCK, WITHOUT PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS
                              (Title of each class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer.
YES   NO X
   ---  ---

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2004 (based upon the closing price on NASDAQ and an estimate that 78.7% of the shares are owned by non-affiliates) was $36,326,238. The closing market price was $9.80 on that day and 4,709,986 shares of the Company's common stock were outstanding.

As of March 16, 2005 there were 4,748,198 shares of the Company's common stock outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE.

           Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2005 are incorporated by reference into Parts III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     The Company is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle industries. In addition, the Company is a supplier to certain other Industrial markets, such as kitchen cabinet, furniture manufacturing, marine, architectural, and the automotive aftermarket. The Company manufactures decorative vinyl and paper panels, wrapped mouldings, cabinet doors, electronic desks, countertops, aluminum extrusions, drawer sides, adhesives, and laminating machines. The Company is also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

     The Company has a nationwide network of distribution centers for its products, thereby reducing intransit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle industries that have such a nationwide network. The Company maintains three manufacturing plants and a distribution facility near its principal offices in Elkhart, Indiana, and operates eleven other warehouse and distribution centers and twelve other manufacturing plants in twelve other states.

Strategy
--------

     The Company has developed strong working relationships with its customers and has oriented its business and expansion to the needs of these customers. These customers include all of the larger Manufactured Housing and Recreational Vehicle manufacturers. The Company's customers generally demand high quality standards and a high degree of flexibility from their suppliers. The result has been that the Company focuses on maintaining and improving the quality of its manufactured products, and has developed a nationwide manufacturing and distribution presence in response to its customers' need for flexibility. As the Company explores new markets and industries, it believes that this nationwide network provides it with a strong foundation for future growth.

     In both 2004 and 2003, approximately 41% of the Company's sales are to the Manufactured Housing industry, 31% to the Recreational Vehicle industry, and 28% to other industries. The Manufactured Housing and Recreational Vehicle industries are characterized by price sensitivity, cyclical demand and production, small order quantities, and short lead times. The Industrial and other markets, while similar in some aspects, are characterized by longer production runs and quality customer service.

     Management has identified several operating strategies, including the following:

   Diversification into Other Industrial Markets

     While the Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle industries, it is also seeking to expand its product lines into other Industrial markets. Many of the Company's products, such as countertops, cabinet doors, laminated panels, and shelving, have applications in the furniture and cabinetry markets. In addition, the manufacturing processes for the Company's aluminum extrusions are easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets. The Company's adhesives are produced for almost all industrial applications.

     Because order size from these additional industries tends to be for larger numbers of units, the Company enjoys better production efficiencies for these orders. The Company believes that diversification into other industrial markets will reduce its vulnerability to the cyclical nature of the Manufactured Housing and Recreational Vehicle industries. In addition, the Company believes that its nationwide manufacturing and distribution capabilities enable it to position itself for product expansion and effective customer service.

   Utilization of Manufacturing Capacity

     In the last 5 years, the Company has invested approximately $25.7 million to upgrade existing facilities and equipment and to purchase manufacturing and distribution facilities for its laminated paneling products, industrial adhesives, cabinet doors, and furniture components. The capacity created by these investments has enabled the Company to accommodate future growth in the Company's product lines and markets.

   Strategic Acquisitions and Expansion

     The Company supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Company, from time to time, considers the acquisition of additional product lines, facilities, or other assets to complement or expand its existing business.

     In March, 2004, the Company purchased a new building complex in Elkhart, Indiana for the consolidation of its manufacturing operations in that area. This acquisition should provide opportunities for improved efficiencies and capacity for future growth both in manufacturing and distribution operations.

Restructuring and Impairment
----------------------------

     In the 2003 and 2002 the Company incurred restructuring charges of $0.5 million related to the closing, consolidation, and relocation of two manufacturing divisions in two states. The charges included severance payments, write-down of obsolete inventories, equipment relocation, and future rental commitments related to closed facilities. These strategic initiatives were done to eliminate duplication of efforts, close negative performing operations, and increase volume levels at other locations. The majority of cost savings related to these plans was realized in 2003 and 2004, and will continue to be realized in future years.

Business Segments
-----------------

     The Company's operations through December 31, 2004 comprise three reportable segments. Information related to those segments is contained in "Note 14-Segment Information" appearing in the financial statements included herein as noted in the index appearing under Item 15(a)(1) and (2).

Principal Products
------------------

     The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, vinyl and hardwood flooring, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products. Through its manufacturing divisions, the Company manufactures decorative vinyl and paper panels, wrapped mouldings, cabinet doors, kitchen cabinets, countertops, aluminum extrusions, drawer sides, adhesives, and laminating machines. In conjunction with its manufacturing capabilities, the Company also provides value added processes including custom fabrication, edge-banding, drilling, and cut to size capabilities.

     Pre-finished wall panels contributed 36.0%, 39.6%, and 36.5% of total sales for the years ended December 31, 2004, 2003, and 2002, respectively.

     The Company has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Manufacturing Processes and Operations
--------------------------------------

     The Company's laminating facilities utilize various materials including gypsum, particleboard, plywood, and fiberboard which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. Laminated products are used in the production of furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

     The Company's Metals division produces aluminum extrusions for framing and window applications. In addition, this division makes extrusions for stadium seating, awnings, rapid rollup doors, framing for display cases, accessories and parts for recreational vehicles, trucks, vans, and automobiles, marine industry products, and other construction-related materials.

     The Company manufactures two distinct cabinet door product lines. One product line is manufactured from raw lumber using solid oak and other hardwood materials. The Company's other line of doors is made of laminated fiberboard. The Company's doors are sold mainly to the Manufactured Housing and Recreational Vehicle industries. The Company also markets to the cabinet manufacturers and "ready-to-assemble" furniture manufacturers.

     The Company's adhesive division, which supplies adhesives used in most of the Company's manufacturing processes and to outside Industrial customers, uses a process of mixing non-toxic, non-hazardous chemicals with water to produce adhesives sold in tubes, pails, barrels, totes, and rail tank cars.

Markets
-------

     The Company is engaged in the manufacturing and distribution of building products and material for use primarily by the Manufactured Housing and Recreational Vehicle industries, and other Industrial markets.

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

     Modular homes, which are a component of the manufactured housing industry, are factory built homes that are built in sections and transported to the site for installation. These homes are generally set on a foundation and are subject to land/home financing conditions. These units in recent years have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost, as well as their less restrictive access to financing when compared to the chattel lending market.

     The Manufactured Housing industry is cyclical and is affected by the availability of alternative housing, such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. From a trend perspective, the five year period from 2000 through the end of 2004 has been very difficult for the industry with shipment levels at more than forty year lows. The most recent cyclical downturn began in 1999 and has continued through 2004 where the Industry has seen an approximate 65% decline in unit shipments since 1998. The last industry downturn was reported by the Manufactured Housing Institute during the four-year period ended December 31, 1991 where shipments of manufactured homes declined 26.6% to a total of approximately 171,000 units nationally.

     These cycles have a historic precedent. The Company believes that the factors responsible for the national decline prior to 1992 included weakness in the manufacturing, agricultural, and, in particular, oil industry sectors. These industry sectors have historically provided a significant portion of the Manufactured Housing industry's customer base. Additionally, high vacancy rates in apartments, high levels of repossession inventories, and over-built housing markets in certain regions of the country resulted in fewer sales of new manufactured homes in the past. Changes in these market characteristics had caused the manufactured housing cycle to change positively until 1999. Beginning in mid-1999 and continuing through 2004, the Manufactured Housing industry has had to contend with increased repossessed inventory levels, credit requirements that became more stringent, and a reduction in availability of lenders for both retail and dealers. As a result, the industry has experienced five consecutive years of decline in the number of industry shipments with 2003 and 2004 finishing at levels which were almost 62% lower than those experienced in 1999. There is speculation that the coming year will provide an increase of approximately 5% to 10% in unit shipments from the 2004 levels which is supported by the industry showing positive monthly increases in shipments beginning in September, 2004 and continuing through January, 2005. Some of these shipment increases can be attributed to the FEMA units that were shipped as a result of the Hurricanes in the Southeast in the third and fourth quarters of 2004. Repossessed inventory levels have been reduced to a manageable level. However, the availability of financing and access to the asset-backed securities market is still restricted. Additionally, employment growth and an increase in interest rates are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels.

           Manufactured Housing Shipments:
           ------------------------------
                    1990 - 188,200
                    1991 - 170,700
                    1992 - 210,800
                    1993 - 254,300
                    1994 - 303,900
                    1995 - 339,600
                    1996 - 363,400
                    1997 - 353,400
                    1998 - 372,800
                    1999 - 348,700
                    2000 - 250,600
                    2001 - 193,200
                    2002 - 168,500
                    2003 - 130,900
                    2004 - 130,800

   Recreational Vehicles

     The Recreational Vehicle industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities. Fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, in the past, have had an adverse impact on recreational vehicle sales. Recently the industry has been characterized by increased demand as a result of continued growth in disposable incomes, low inflation, low interest rates, and renewed growth in employment. Long term trends point to market growth because of favorable demographics.

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

     Conventional travel trailers and folding camping trailers are non-motorized vehicles designed to be towed by passenger automobiles, pick-up trucks, or vans. They provide comfortable, self-contained living facilities for short periods of time. Conventional travel trailers and folding camping trailers are towed by means of a frame hitch attached to the towing vehicle. Fifth wheel trailers, designed to be towed by pick-up trucks, are constructed with a raised forward section that is attached to the bed area of the pick-up truck. This allows for a bi-level floor plan and more living space than a conventional travel trailer.

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

     The period beginning in 1999 and continuing through 2004 resulted in five out of the six years with shipment levels over 300,000 units. In 1999, the Industry shipped 321,200 units. Increased gasoline prices and uncertainty with regards to the economy resulted in shipment declines over the next two years of more than 20%. The industry rebounded in 2002, and that rebound continued through 2004, due to improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. Shipment levels in 2003 improved yet again almost to the 1999 levels and 2004 shipments levels are at near all time highs.

           Recreational Vehicle Shipments:
           ------------------------------
                    1990 - 173,100
                    1991 - 163,300
                    1992 - 203,400
                    1993 - 227,800
                    1994 - 259,200
                    1995 - 247,000
                    1996 - 247,500
                    1997 - 254,500
                    1998 - 292,700
                    1999 - 321,200
                    2000 - 300,100
                    2001 - 256,800
                    2002 - 311,000
                    2003 - 320,800
                    2004 - 370,100

   Other Markets

     Many of the Company's products, such as its countertops, laminated panels, cabinet doors, and shelving, may be utilized in the furniture and cabinetry markets. The Company's aluminum extrusion process is easily applied to the production of accessories and parts for recreational vehicles, trucks, vans, and automobiles, as well as architectural and certain other building products. The Company's adhesives are marketed in many Industrial adhesive markets.

     While demand in these industries also fluctuates with general economic cycles, the Company believes that these cycles are less severe than those in the Manufactured Housing and Recreational Vehicle industries. As a result, the Company believes that diversification into other industrial markets will reduce its reliance on the markets it has traditionally served and will mitigate the impact of their historical cyclical patterns on its operating results.

Marketing and Distribution
--------------------------

     The Company's sales are to Manufactured Housing and Recreational Vehicle manufacturers and other building products manufacturers. The Company has approximately 2,000 customers. The Company has three customers, who together accounted for approximately 26% of the Company's total sales in 2004 and 2003. Ten other customers collectively accounted for approximately 21% of 2004 sales. The Company believes it has good relationships with its customers.

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

     The Company operates twelve warehouse and distribution centers and fifteen manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Indiana, Kansas, Minnesota, Nevada, North Carolina, Oregon, Pennsylvania, and Texas. Through the use of these facilities, the Company is able to minimize its in-transit delivery time and cost to the regional manufacturing plants of its customers.

Suppliers
---------

     During the year ended December 31, 2004, the Company purchased approximately 68% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 42% of the Company's purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. Alternate sources of supply are available for all of the Company's major materials.

Competition
-----------

     The Manufactured Housing and Recreational Vehicle industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality, and service. The Company has several competitors in each of its classes of products. Some manufacturers and suppliers of materials purchased by the Company also compete with it and sell directly to the same industries. Most of the Company's competitors compete with the Company on a regional basis. In order for a competitor to compete with the Company on a national basis, the Company believes that a substantial capital commitment and experienced personnel would be required. The other Industrial markets in which the Company continues to expand are also highly competitive.

Employees
---------

     As of December 31, 2004, the Company had 1,114 employees of which 914 employees were engaged directly in production, warehousing, and delivery operations; 49 in sales; and 151 in office and administrative activities. There are three manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

     The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

Executive Officers of the Company
---------------------------------

     The following table sets forth the executive officers of the Company, as of December 31, 2004:

                    Name                                Position
                    ----                                --------

       Paul E. Hassler                President and Chief Executive Officer

       Andy L. Nemeth                 Executive Vice President of Finance,
                                      Secretary-Treasurer and Chief Financial
                                      Officer

       Gregory J. Scharnott           Executive Vice President of Operations
                                      and Distribution

Paul E. Hassler (age 57) assumed the position of President and Chief Executive Officer April 5, 2004. Prior to that, Mr. Hassler held the position of Vice President Operations and Distribution - West from December, 2003 through the first quarter of 2004, General Manager of California Operations from 1986 to 1994 and Executive Director of West Coast Operations from 1994 to 2003. Mr. Hassler has over 33 years of Manufactured Housing, Recreational Vehicle, and Industrial experience in various capacities.

Andy L. Nemeth (age 36) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May, 2004. Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from May, 2003 to April, 2004 and Secretary-Treasurer from July, 2002 to May, 2003. Mr. Nemeth was a Division Controller from May, 1996 to July, 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now Pricewaterhouse Coopers).

Gregory J. Scharnott (age 55) was elected Executive Vice President of Operations and Distribution as of May, 2004. Mr. Scharnott was Vice President Operations and Distribution - East as of December, 2003, and prior to that, Mr. Scharnott was Executive Director of Midwest Operations from February, 2001 to June, 2002 and Vice President of Operations from June, 2002 to December, 2003. Mr. Scharnott has over 26 years of manufacturing management experience, including 20 years with the General Electric Company.

Website Access to Company Reports
---------------------------------

     We make available free of charge through our website, www.patrickind.com,
(1) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission and (2) the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters, our Corporate Governance Guidelines, and our Corporate Compliance and Code of Ethics Policy. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES AND EQUIPMENT

     As of December 31, 2004, the Company maintained the following warehouse, manufacturing and distribution facilities:

                                                                            Ownership or
Location                   Use                       Area Sq. Ft.           Lease Arrangement
--------                   ---                       ------------           -----------------
Elkhart, IN                Manufacturing(3)             40,400              Leased to 2005
Elkhart, IN                Distribution(1)             133,600              Owned
Elkhart, IN                Manufacturing (2)           181,700              Owned
Elkhart, IN                Admin. Offices               10,000              Leased to 2006
Elkhart, IN                Admin. Offices               35,000              Owned
Mishawaka, IN              Manufacturing(4)            191,000              Owned, Subject to Mortgage
Decatur, AL                Distribution(1)              30,000              Leased to 2005
Decatur, AL                Distribution (1)             30,000              Leased to 2005
Decatur, AL                Manufacturing(2)             35,000              Owned
Decatur, AL                Manufacturing(2)(4)          59,000              Owned
Valdosta, GA               Distribution(1)              30,800              Owned
New London, NC             Mfg. & Dist.(1)(2)          163,200              Owned, Subject to Mortgage
Halstead, KS               Distribution(1)              36,000              Owned
Waco, TX                   Mfg. & Dist.(1)(2)          105,600              Leased to 2005
Waco, TX                   Manufacturing(2)             21,000              Leased to 2005
Mt. Joy, PA                Distribution(1)(2)           32,800              Owned
Mt. Joy, PA                Manufacturing(2)             55,700              Owned
Ocala, FL                  Manufacturing(2)             55,500              Owned
Fontana, CA                Mfg. & Dist.(1)(2)          110,000              Owned
Fontana, CA                Manufacturing(2)             71,800              Owned
Fontana, CA                Manufacturing(2)             32,000              Leased to 2006
Fontana, CA                Distribution(1)              11,300              Leased to 2005
Woodland, CA               Distribution (1)             17,200              Leased to 2005
Phoenix, AZ                Manufacturing (2)            44,545              Leased to 2007
Woodburn, OR               Mfg. & Dist.(1,2,3)         153,000              Owned, Subject to Mortgage
Boulder City, NV           Manufacturing(4)             24,700              Leased to 2006

(1)  Distribution center
(2)  Vinyl/paper/foil laminating
(3)  Cabinet doors and other wood related
(4)  Aluminum, adhesives, and other


     Additionally, the Company owns a 30,900 square foot building in Elkhart, IN which is currently for sale. During 2004, the Company sold its corporate office complex which included approximately 15,000 square feet of office space and approximately 109,000 square feet of manufacturing/distribution space. This property was sold and leased back to the Company for a period that will end when the Company moves its headquarters to the new office building in Elkhart, Indiana. This move is expected to take place in the second quarter of 2005. In March, 2004 the Company purchased a 155,000 square foot building complex in Elkhart, Indiana for the consolidation of several of the above Elkhart manufacturing operations. As of December 31, 2004, the Company owned or leased 31 trucks, 39 tractors, 75 trailers, 138 forklifts, and 1 automobile. All owned and leased facilities and equipment are in good condition and well maintained.

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



                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company's common stock as reported on NASDAQ/NMS for each quarterly period during the last three years were as follows:

                      1st Quarter            2nd Quarter             3rd Quarter                4th Quarter
2004              $ 10.000 - $ 8.130      $ 12.700 - $ 9.500       $ 12.200 - $ 9.550         $ 11.720 - $ 8.590

2003              $  7.640 - $ 6.490      $  6.690 - $ 6.330       $  6.860 - $ 6.330         $  8.850 - $ 6.840

2002              $  9.944 - $ 7.059      $ 10.000 - $ 8.050       $  9.000 - $ 6.760         $  7.999 - $ 5.440


     The quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     There were approximately 500 holders of the Company's common stock as of March 16, 2005 as taken from the transfer agent's shareholder listing. It is estimated that there are approximately 2,000 holders of the Company's common stock held in street name.

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

     During the fourth quarter of 2004, the Company did not repurchase any of its common stock.

     The following table presents the number of shares and weighted average exercise price of equity compensation plans that have been approved by the security holders.


                                                 EQUITY COMPENSATION PLAN INFORMATION

---------------------------- ------------------------------- ------------------------------ ----------------------------------------
Plan Category                Number of securities to be      Weighted-average exercise      Number of securities remaining available
                             issued upon exercise of         price of outstanding options,  for future issuance under equity
                             outstanding options, warrants,  warrants, and rights           compensation plans (excluding securities
                             and rights                                                     reflected in column (a)
---------------------------- ------------------------------- ------------------------------ ----------------------------------------
Equity compensation plans                248,650                         $8.12                               325,968
approved by security
holders
---------------------------- ------------------------------- ------------------------------ ----------------------------------------
Equity compensation plans                   0                             N/A                                   0
not approved by security
holders
---------------------------- ------------------------------- ------------------------------ ----------------------------------------
Total                                    248,650                         $8.12                               325,968
---------------------------- ------------------------------- ------------------------------ ----------------------------------------


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

                                      As of or for the Year Ended December 31,
                              2004        2003        2002        2001         2000
                                 (dollars in thousands, except per share amounts)

Net sales                  $ 301,555   $ 274,682    $ 308,755   $ 293,070    $ 361,620
Gross profit                  35,880      32,183       39,193      34,012       41,905
Warehouse and delivery
 expenses                     13,719      12,916       14,329      14,407       15,140
Selling, general, and
 administrative expenses      20,489      18,442       23,546      24,926       25,241
Impairment charges             - - -       - - -        - - -       2,834        6,937
Restructuring charges          - - -         235          269         423          718
Interest expense, net            671         680          891         962        1,224
Income taxes (credits)           400         (35)          63      (3,769)      (2,821)
Net income (loss)                601         (55)          95      (5,771)      (4,534)
Basic earnings (loss)
 per common share                .13        (.01)         .02       (1.28)       (0.89)
Diluted earnings (loss)
  per common share               .13        (.01)         .02       (1.28)       (0.89)
Weighted average common
 shares outstanding            4,704       4,601        4,547       4,524        5,118
Cash dividends, per
 common share                  - - -         .04          .16         .16          .16
Working capital               28,770      35,635       38,566      39,082       41,416
Total assets                  92,375      81,142       86,466      91,970      102,520
Long-term debt                 4,100       7,771       11,443      15,114       18,786
Shareholders' equity          60,740      59,248       59,279      59,504       66,250


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

GENERAL

     After coming off a close to "break-even" year in 2003, fiscal 2004 was a year with many accomplishments, changes, and challenges at Patrick Industries. Market conditions remained very competitive with a near record year in Recreational Vehicle shipments and a Manufactured Housing industry that continued to stagnate. Additionally, there continued to be an overall economic uncertainty caused by the November, 2004 Presidential elections, the unstable political situation in the Middle East, continued low interest rates, and record high gas prices. Raw material price increases in the products that the Company utilizes and supplies were prevalent in the marketplace and were caused by significant economic production overseas and a strong residential housing market in the United States. The Company elected a new President in April, 2004, restructured the organization to provide increased focus and penetration into its three key market sectors, and returned to profitability. Net sales declined in the first quarter by approximately 2.3% and then showed growth in each of the following three quarters with increases of 10.8%, 14.2% and 16.3% for the second, third, and fourth quarters of 2004, respectively. Year over year sales growth was approximately 9.8% and earnings per share increased $0.14 per share, from a loss in 2003 of $0.01 per share to income of $0.13 per share in 2004. The 2004 operating results include offsetting adjustments related to the write-off of receivables and the gain on life insurance compared to the 2003 operating results which include positive adjustments of approximately $0.16 per share related to gain on disposal of property and equipment and increases to cash surrender value of life insurance policies.

     The Manufactured Housing industry, which represents approximately 41% of the Company's 2004 sales, continued to experience trials and tribulations with shipments slightly less than in 2003, and at the lowest levels in forty-three years. Shipment levels began to increase at the end of the third quarter and have continued to show monthly increases through January, 2005. Some of these increases were supported by the increased production of FEMA units related to the Hurricanes which occurred in the Southeast in the 2004 third and fourth quarters. Final 2004 shipments were approximately 130,800 compared to 130,900 in 2003. Shipment levels continued to be affected by slow jobs growth, lack of significant dealer and retail financing, and restricted access to the Asset Backed Securities Market. Repossessed inventories have declined from the previous year, while Modular inventory per sales center has increased from the previous year. Many of the manufacturers are concentrating their efforts on the modular sector of the market where land/home financing is more readily available and comparable with traditional residential housing terms. The Modular home production, as a percentage of factory built homes, has increased over the past two years up from approximately 17% in 2002 to approximately 22% in 2003 and 24% in 2004. Year over year Modular shipments increased almost 13% from the 2003 levels. This shift towards Modular units has and will continue to result in less demand as specified for the Company's laminated wallboard and an increase in specified demand for the raw gypsum wallboard supplied by the Company's distribution centers. Preliminary Manufactured Home shipment estimates for 2005 have been set at approximately 150,000 units, which represent an increase of approximately 15% over the 2004 shipment levels.

     The Recreational Vehicle industry, which represents approximately 31% of the Company's 2004 sales, continued to improve and produced the second highest shipment levels in over 25 years. 2004 shipments were 370,100 units, or 15.4%, better than the 320,800 units shipped in 2003. The current 2005 shipment forecast is expected to be approximately 353,000 units and would make 2004 and 2005 the two highest consecutive volume years ever. Recreational Vehicle unit shipments have been over 300,000 in four out of the last five years. Growth in disposable incomes, low inflation, historically low interest rates, increased employment and consumer confidence, and shifting demographic trends are factors that point towards a positive economic outlook for this industry as we head into 2005. The record high gasoline prices have not had a significant adverse impact on this industry to date; however, future price increases and the availability of supply could negatively impact this industry in the future.

     The Industrial and Other markets, which represent 28% of the Company's 2004 sales, continue to be an area of strategic focus for the Company and an opportunity for future growth. The Company's sales to these markets increased more than 10% from 2003. These markets are characterized by longer production runs and increased operating efficiencies which result in improved profit margins. While the Industrial and Other markets are broad in scope, the products that the Company manufactures and distributes to this particular market sector complement the Company's core competencies and manufacturing capabilities.

     Over the past two years, and continuing on and through 2005, the Company has focused its investment in personnel, machinery and equipment, and facilities to achieve and support future growth. The Company's operations have available capacity to take on additional business and increase market share in all of the regions which they serve, as well as to expand into other geographic areas. The Company has continued its focus to keep operating costs aligned with revenues and maintain the strength of its balance sheet. In March, 2005, the Company added an additional $15.0 million in term debt to its credit facility to support these strategic initiatives and free up working capital in anticipation of future growth. Going forward, the Company looks to capitalize on its resources as well as explore and execute future acquisition opportunities in order to drive future growth and improve profitability.

          The following table sets forth the percentage relationship to net sales of certain items in the Company's statements of operations:

                                              Year Ended
                                               December 31,
                                         2004     2003     2002

Net sales                               100.0%   100.0%   100.0%
Cost of sales                            88.1     88.3     87.3
Gross profit                             11.9     11.7     12.7
Warehouse and delivery                    4.5      4.7      4.7
Selling, general and administrative       6.8      6.7      7.6
Impairment charges                         --       --       --
Restructuring charges                      --      0.1      0.1
Operating income                          0.6      0.2      0.3
Net income                                0.2      0.0      0.0

RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net Sales. Net sales increased $26.9 million, or 9.8%, from $274.7 million in 2003 to $301.6 million in 2004. The increase is attributable to increased raw material prices which were passed on to customers, increased market share in the Manufactured Housing industry in spite of its stagnant shipment levels, increased shipment levels in the Recreational Vehicle industry of more than 15%, and increased penetration into the Industrial and Other markets. The Company's sales were 41% Manufactured Housing, 31% Recreational Vehicle, and 28% to the Industrial and Other markets in both 2004 and 2003.

     Gross Profit. Gross profit increased $3.7 million, or 11.5%, from $32.2 million in 2003 to $35.9 million in 2004. As a percentage of net sales, gross profit increased 0.2%, from 11.7% in 2003 to 11.9% in 2004. The increase in dollars is attributable to increased sales. The increase as a percentage of net sales is primarily attributable to improved labor efficiencies.

     Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.8 million, or 6.2%, from $12.9 million in 2003 to $13.7 million in 2004. As a percentage of net sales, warehouse and delivery expenses decreased 0.2%, from 4.7% in 2003 to 4.5% in 2004. The increase in dollars is attributable to increased sales and fuel prices, and the decrease in percentage of net sales is attributable to the Company maintaining a similar fleet size that it owns or leases from year to year, as well as its focused efforts to keep costs aligned with revenues.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.1 million, or 11.1%, from $18.4 million in 2003 to $20.5 million in 2004. As a percentage of net sales, selling, general, and administrative expenses increased 0.1%, from 6.7% in 2003 to 6.8% in 2004. Approximately $0.8 million of the increase is attributable to increased sales, the addition of several key personnel, and increased group insurance costs. The 2004 figures include a pre-tax charge of $0.5 million related to a write-off of bad debts for a customer in the Southeast and gains of approximately $0.5 million related to life insurance proceeds. The 2003 figures include several positive adjustments including gains on the sale of two vacant buildings of approximately $0.3 million, a gain on sale of equipment held for sale as a result of closing of one of the operations in the wood segment of $0.4 million, and a gain on cash value of life insurance policies of $0.6 million. Exclusive of these items, selling, general, and administrative expenses were 6.8% of net sales in 2004 compared to 7.2% of net sales in 2003.

     Restructuring Charges. As discussed in Note 10 of the financial statements, the Company recognized restructuring charges of approximately $235,000 in 2003.

     Operating Income. Operating income increased $1.1 million, from $0.6 million in 2003 to $1.7 million in 2004. The increase in operating income is attributable to the factors described above.

     Interest Expense, net. Interest expense, net remained fairly constant at $0.7 million for both 2003 and 2004. While normal debt service requirements continued to decline, the Company began borrowing on its line of credit in May, 2004 to support its working capital needs.

     Net Income (Loss). Net income increased $0.7 million, from a loss of $0.1 million in 2003 to income of $0.6 million in 2004 due the factors described above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net Sales. Net sales decreased by $34.1 million, or 11.0%, from $308.8 million in 2002 to $274.7 million in 2003. The decrease is primarily attributable to the 22.3% decrease in shipments in the Manufactured Housing industry, which was partially offset by the strong market conditions in the Recreational Vehicle industry, and the 3.2% increase in shipments compared to 2002. Additionally, the Company's approximate 4.0% increase in sales to the Industrial market segment helped to partially offset the Manufactured Housing shipment decline.

     Gross Profit. Gross profit decreased by $7.0 million, or 17.9%, from $39.2 million in 2002 to $32.2 million in 2003. As a percentage of net sales, gross profit decreased approximately 1.0%, from 12.7% in 2002 to 11.7% in 2003. The decrease in dollars and percentage of net sales is attributable to the 11.0% decrease in consolidated net sales and competitive pricing situations in both the Manufactured Housing and Recreational Vehicle markets as the Company and its major competitors generally supply both of these industries with products. The Company has continued its focus on increasing operating efficiencies and reducing fixed costs where possible while operating at current sales levels which are close to break-even.

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

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $5.1 million, or 21.7%, from $23.5 million for the twelve months ending December 31, 2002 to $18.4 million in the same period in 2003. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.9%, from 7.6% in 2002 to 6.7% in 2003. Approximately $2.0 million of the decrease is attributable to the Company making significant fixed cost cutting efforts in 2003 in order to keep costs aligned with revenues. Additionally, the 2003 figures include several positive adjustments including gains on the sale of two vacant buildings of approximately $0.3 million, a gain on the sale of equipment held for sale as a result of closing of one of the operations in the wood segment of $0.4 million, and a gain on cash value of life insurance policies of $0.6 million. Comparatively, the 2002 figures include a negative adjustment of $1.6 million related to the Oakwood Homes bankruptcy filing. Exclusive of the adjustments mentioned above, selling, general, and administrative expenses were 7.2% of net sales for 2003 and 7.1% of net sales for 2002.

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

BUSINESS SEGMENTS

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

     The table below presents information about the revenue and operating income of those segments. Reconciliation to consolidated totals is presented in footnote 14 of the Company's 2004 financial statements.

                                                      Year Ended
                                                      December 31
                                            2004         2003          2002
                                               (dollars in thousands)
Sales
  Primary Manufactured Products           $ 164,826   $ 151,694    $ 160,472
  Distribution                              103,519      90,631      108,134
  Other Component Manufactured Products      51,074      48,137       57,979


Operating income (loss)
  Primary Manufactured Products           $   4,606   $   4,631    $   7,046
  Distribution                                4,135       3,148        4,442
  Other Component Manufactured Products         777        (204)        (650)


Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Primary Manufactured Products Segment Discussion

     Net sales in the Primary Manufactured Products segment increased $13.1 million, or 8.7%, from $151.7 million in 2003 to $164.8 million in 2004. The increase is primarily attributable to a 15.4% increase in shipments in the

Recreational Vehicle industry, product price increases which were passed on to customers, and increased penetration into the Industrial and Other markets.

     Operating income remained fairly consistent at $4.6 million for both 2003 and 2004. This consistency, in light of the increased sales, is attributable to increased group insurance costs from year to year and extremely competitive market conditions which negatively impacted margins.

Distribution Segment Discussion

     Net sales increased $12.9 million, or 14.2%, from $90.6 million in 2003 to $103.5 million in 2004. The increase is attributable to increased penetration into the Manufactured Housing industry, which is the primary market this segment serves, as well as product price increases which were passed on to customers. Operating income increased $1.0 million, from $3.1 million in 2003 to $4.1 million in 2004 primarily due to increased sales.

Other Component Manufactured Products Discussion

     Net sales increased $3.0 million, or 6.2%, from $48.1 million in 2003 to $51.1 million in 2004. The increased sales are attributable to increased sales in the Company's aluminum extrusion division and cabinet door division, which were offset by the closing of one of the Company's cabinet door divisions in 2003.

     Operating income increased $1.0 million, from a loss of $0.2 million in 2003 to income of $0.8 million in 2004 primarily due to the closing of one of the Company's unprofitable cabinet door divisions in 2003.


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Primary Manufactured Products Segment Discussion

     Net sales in the Primary Manufactured Products segment decreased by $8.8 million, or 5.5%, from $160.5 million in 2002 to $151.7 million in 2003. The decrease is primarily attributable to a 22.3% decrease in shipments in the Manufactured Housing industry. This decrease was partially offset by a 3.2% increase in shipments in the Recreational Vehicle industry as well as increased sales into the Industrial market.

     Operating income decreased by $2.4 million, or 34.3%, from $7.0 million in 2002 to $4.6 million in 2003. This decrease is primarily attributable to reduced gross margins as a result of significant competitive pricing pressures in both the Manufactured Housing and Recreational Vehicle markets, which comprise 60% of the sales in this segment. Additionally, while the Company has focused on fixed cost reduction in its manufacturing operations, workers compensation and utility costs continued to increase which have contributed to the negatively impacted margins.

Distribution Segment Discussion

     Net sales in the Distribution segment decreased by $17.5 million, or 16.2%, from $108.1 million in 2002 to $90.6 million in 2003. This decrease is attributable to the 22.3% decrease in shipments in the Manufactured Housing industry, which is the primary market that this segment serves.

     Operating income decreased by $1.3 million, from $4.4 million in 2002 to $3.1 million in 2003. The decrease in operating income is due to decreased sales volume.

Other Component Manufactured Products Segment Discussion

     Net sales decreased by $9.9 million, or 17.0%, from $58.0 million in 2002 to $48.1 million in 2003. The decrease is attributable to the closing of two of the unprofitable divisions in this segment, one in mid 2002 and the other in 2003, and the sale of one of the divisions in this segment in December, 2002. Together, two of these divisions accounted for approximately $13.8 million of the sales volume in this segment in 2002 compared to $4.8 million in 2003. The decreased sales from these two divisions were partially offset by increased sales of approximately $2.3 million in another division in this segment in 2003.

     Operating losses in this segment decreased by $0.5, million from a loss of $0.7 million in 2002 to a loss of $0.2 million in 2003. Savings of $0.5 million from the closing of one of the unprofitable divisions in this segment in 2002 and decreased losses from another division in this segment of $0.8 million were partially offset by losses in another division in this segment of approximately $0.9 million, which was closed during 2003.

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

     The Company has a secured bank revolving credit agreement that provides loan availability of $15,000,000 with maturity in the year 2006. In March, 2005, the Company secured fixed term debt financing for $15,000,000 with interest at 4.78%. This term debt was hedged through a cash flow interest rate swap transaction with a five year maturity in January, 2010, and a ten year amortization schedule with interest only payments due in 2005 and principal payments to begin in the first quarter of 2006. In conjunction with this agreement, the Company reduced its available line of credit from $15,000,000 to $10,000,000.

     Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with. In addition, the term debt which was obtained in March, 2005 includes certain financial covenants which are incorporated into the overall credit facility.

     In conjunction with its strategic and capital plan, the Company increased its capital expenditures for property and equipment in 2004 to approximately $10.6 million. Capital expenditures over the past three years have been approximately $5.3 million, $4.2 million, and $1.8 million for 2003, 2002, and 2001, respectively. The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, remaining capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company's cash flows, are part of normal business cycles that cause them to change periodically.

     A summary of our contractual cash obligations at December 31, 2004 is as follows:

                                     ----------------------------------------------------------------------------------------------
                                                                       PAYMENTS DUE BY PERIOD
                                     ----------------------------------------------------------------------------------------------
-------------------------------------
CONTRACTUAL OBLIGATIONS                 TOTAL            2005            2006            2007            2008            2009
--------------------------------------------------- --------------- --------------- --------------- --------------- ---------------

                                     -------------- --------------- --------------- --------------- --------------- ---------------
Long-term debt, including interest      $5,068,958      $1,223,750      $1,196,250        $870,000        $850,000        $928,958
at Variable rates**
                                     -------------- --------------- --------------- --------------- --------------- ---------------
Long-term debt, including interest      $2,695,651      $2,695,651              $0              $0              $0              $0
at Fixed rates**
                                     -------------- --------------- --------------- --------------- --------------- ---------------
Operating Leases                        $3,620,012      $1,550,837      $1,093,239        $635,314        $267,291         $73,331
                                     -------------- --------------- --------------- --------------- --------------- ---------------
  Total contractual cash obligations   $11,384,621      $5,470,238      $2,289,489      $1,505,314      $1,117,291      $1,002,289
                                     -------------- --------------- --------------- --------------- --------------- ---------------

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the      projected 2005 annual
interest rate of 2.50% for the Industrial Revenue Bonds.


     We also have a commercial commitment as described below:

-------------------------------------- -------------------------------- ------------------------------- ----------------------------
          OTHER COMMERCIAL                      TOTAL AMOUNT                     OUTSTANDING                       DATE OF
             COMMITMENT                           COMMITTED                      AT 12/31/04                      EXPIRATION
-------------------------------------- -------------------------------- ------------------------------- ----------------------------
     Revolving Credit Agreement                  $15,000,000                      $7,300,000                     May 31, 2006
-------------------------------------- -------------------------------- ------------------------------- ----------------------------


     We believe that our cash balance, availability under our line of credit as amended, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2005.


CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

     Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, and the write-off of certain receivables in the fourth quarter of 2004 related to one customer, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $250,000 should be adequate for any exposure to loss in our December 31, 2004 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the twelve months ended December 31, 2004.


SEASONALITY

     Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company's sales and profits are generally highest in the second and third quarters.


SALE OF PROPERTY

     During 2004, the Company sold its corporate office complex, which includes two office buildings and a 109,000 square foot facility, which was used for warehousing, and recorded a gain of $0.2 million.

     During 2003, the Company sold its 50,900 square foot manufacturing facility in Goshen, Indiana. This building had previously been leased to a third party and the transaction resulted in a gain on sale of approximately $0.2 million. Also during 2003, the Company sold its vacant 62,000 square foot building located in Bristol, Indiana in a transaction that resulted in a gain on sale of approximately $0.2 million.


PURCHASE OF PROPERTY

     In February, 2005, the Company purchased a 35,000 square foot corporate office building in Elkhart, Indiana and expects to spend approximately $1.6 million, including renovations, which will be complete in the second quarter of 2005.

     In March, 2004, the Company purchased a 155,000 square foot building complex in Elkhart, Indiana and consolidated all of its manufacturing operations into this facility.

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

     o On an annual basis, the Company negotiates renewals for property, casualty, workers compensation, general liability, and health insurance coverage. Due to conditions within these insurance markets and other factors beyond the Company's control, future coverages and the amount of the related premiums could have a negative effect on the Company's results.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to interest rate changes on its debt. Long term debt includes $2,571,430 of indebtedness bearing interest at a fixed rate of 6.82%. The related maturities and interest are reported in the contractual obligations table in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in Item 15 (a) 1. on page 27 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

ITEM 9B.  OTHER INFORMATION

           None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company

     The information required by this item with respect to directors is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2005, under the captions "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance", which information is hereby incorporated herein by reference. The information with respect to executive officers is set forth at the end of Part I of this Form 10-K.

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

Code of Business Conduct

     The Company has adopted a Code of Ethics Policy applicable to all employees. Additionally, the Company has adopted a Code of Business Conduct applicable to Senior Executives including, but not limited to, the Chief Executive Officer and Chief Financial Officer of the Company. The Company's Code of Ethics and Code of Business Conduct Applicable to Senior Executives is available on the Company's web site at www.patrickind.com under "Corporate Governance". The Company intends to post on its web site any amendments to, or waivers from, its Corporate Governance Guidelines and its Code of Ethics and Business Conduct Policy applicable to Senior Executives. The Company will provide shareholders with a copy of these policies upon written request directed to the Company's Secretary at the Company's address.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2005, under the caption "Compensation of Executive Officers and Directors," which information is hereby incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

     The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2005, under the captions "Election of Directors", and "Equity Compensation Plan Information", which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2005, under the caption "Certain Transactions," which information is hereby incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2005, under the heading "Accounting Information", which information is hereby incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

                                                                         Page

(a)      1.       FINANCIAL STATEMENTS

                  Report of Independent Registered
                    Public Accounting Firm                               F-1

                  Consolidated balance sheets -
                    December 31, 2004 and 2003                           F-2

                  Consolidated statements of operations-years
                    ended December 31, 2004, 2003, and 2002              F-3

                  Consolidated statements of shareholders'
                    equity years ended December 31,
                    2004, 2003, 2002                                     F-4

                  Consolidated statements of cash flows-
                    years ended December 31,
                    2004, 2003, and 2002                                 F-5

                  Notes to the financial statements                      F-6-22

(a)      2.       VALUATION AND QUALIFYING
                    ACCOUNTS AND RESERVES                                F-23



     All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

(a)  3.    EXHIBITS

     The exhibits listed in the accompanying Exhibit Index on pages 53, 54, 55, and 56 are filed or incorporated by reference as part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                          PATRICK INDUSTRIES, INC

                                          By /S/Robert C. Timmins
                                                --------------------------------
                                                Robert C. Timmins, Lead Director


     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           Signature                        Title                                          Date

/S/Robert C. Timmins                Lead Director                                    March 18, 2005
-----------------------------                                                        --------------
    Robert C. Timmins

/S/Paul E. Hassler                  President and Chief Executive Officer            March 18, 2005
-----------------------------                                                        --------------
    Paul E. Hassler

/S/Andy L. Nemeth                   Executive Vice President Finance,                March 18, 2005
-----------------------------                                                        --------------
    Andy L. Nemeth                  Secretary-Treasurer and Chief Financial Officer

/S/Mervin D. Lung                   Chairman Emeritus and Director                   March 18, 2005
-----------------------------                                                        --------------
    Mervin D. Lung

/S/Keith V. Kankel                  Director                                         March 18, 2005
-----------------------------                                                        --------------
    Keith V. Kankel

/S/David D. Lung                    Director                                         March 18, 2005
-----------------------------                                                        --------------
    David D. Lung

/S/Harold E. Wyland                 Director                                         March 18, 2005
-----------------------------                                                        --------------
    Harold E. Wyland

/S/John H. McDermott                Director                                         March 18, 2005
-----------------------------                                                        --------------
    John H. McDermott

/S/Terrence D. Brennan              Director                                         March 18, 2005
-----------------------------                                                        --------------
    Terrence D. Brennan

/S/Walter E. Wells                  Director                                         March 18, 2005
-----------------------------                                                        --------------
    Walter E. Wells

/S/Larry D. Renbarger               Director                                         March 18, 2005
-----------------------------                                                        --------------
    Larry D. Renbarger


CONTENTS

--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                 F-1
--------------------------------------------------------------------------------

Financial Statements

Consolidated balance sheets                                             F-2
Consolidated statements of operations                                   F-3
Consolidated statements of shareholders' equity                         F-4
Consolidated statements of cash flows                                   F-5
Notes to financial statements                                           F-6-F-22

Supplementary Information

Schedule II - Valuation and qualifying
   accounts and reserves                                                F-23
--------------------------------------------------------------------------------

McGladrey & Pullen
Certified Public Accountants



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
PATRICK INDUSTRIES, INC.
Elkhart, Indiana


We have audited the accompanying consolidated balance sheets of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


We have also audited Schedule II of PATRICK INDUSTRIES, INC. AND SUBSIDIARIES for each of the years in the three-year period ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                              /s/ McGladrey & Pullen, LLP]


Elkhart, Indiana
January 28, 2005



McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Patrick Industries, Inc.
And Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003

                                                2004           2003
-----------------------------------------------------------------------
ASSETS

Current Assets
 Cash and cash equivalents                   $    82,787   $ 7,077,390
 Trade receivables                            16,720,245    14,240,556
 Inventories                                  34,343,558    23,042,444
 Prepaid expenses                                951,192       913,650
 Deferred tax assets                           1,658,000     1,954,000
                                             --------------------------

        TOTAL CURRENT ASSETS                  53,755,782    47,228,040

Property and Equipment, net                   35,642,867    30,692,910

Other Assets                                   2,976,026     3,221,010
                                             --------------------------
        TOTAL ASSETS                         $92,374,675   $81,141,960
                                             ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt        $ 3,671,430   $ 3,671,429
 Short-term borrowings                         7,300,000          --
 Accounts payable                             11,389,966     4,883,038
 Accrued liabilities                           2,624,489     3,038,926
                                             --------------------------
        TOTAL CURRENT LIABILITIES             24,985,885    11,593,393

Long-Term Debt, less current maturities        4,100,000     7,771,430

Deferred Compensation Obligations              2,169,606     2,103,403

Deferred Tax Liabilities                         379,000       426,000
                                             --------------------------
        TOTAL LIABILITIES                     31,634,491    21,894,226

Commitments and Contingencies

Shareholders' Equity
 Preferred stock, no par value; authorized
   1,000,000 shares                                 --            --
 Common stock, no par value; authorized
   12,000,000 shares; issued 2004 4,746,698
   shares; 2003 4,616,886                     19,128,021    18,236,386
 Retained earnings                            41,612,163    41,011,348
                                             --------------------------
        TOTAL SHAREHOLDERS' EQUITY            60,740,184    59,247,734
                                             --------------------------
        TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                 $92,374,675   $81,141,960
                                             ==========================

See Notes to Financial Statements.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                2004            2003           2002
-----------------------------------------------------------------------------------------

Net sales                                  $ 301,554,460   $ 274,681,995    $ 308,754,982

Cost of goods sold                           265,674,780     242,498,880      269,561,768
                                           ----------------------------------------------

        GROSS PROFIT                          35,879,680      32,183,115       39,193,214
                                           ----------------------------------------------

Operating expenses:
 Warehouse and delivery                       13,718,515      12,916,460       14,329,135
 Selling, general, and administrative         20,489,105      18,442,660       23,546,020
 Restructuring charges                              --           235,000          269,180
                                           ----------------------------------------------
        TOTAL OPERATING EXPENSES              34,207,620      31,594,120       38,144,335
                                           ----------------------------------------------

        OPERATING INCOME                       1,672,060         588,995        1,048,879

Interest expense, net                            671,245         679,645          891,259
                                           ----------------------------------------------

        INCOME (LOSS) BEFORE INCOME
        TAXES (CREDITS)                        1,000,815         (90,650)         157,620

Federal and state income taxes (credits)         400,000         (35,200)          63,100

        NET INCOME (LOSS)                  $     600,815   $     (55,450)   $      94,520
                                           ==============================================

Basic earnings (loss) per common share     $        0.13   $       (0.01)   $        0.02
                                           ==============================================

Diluted earnings (loss) per common share   $        0.13   $       (0.01)   $        0.02
                                           ==============================================

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                Preferred       Common       Retained
                                                                   Stock        Stock        Earnings          Total
---------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 2001                                       $   --      17,620,517    41,883,004     59,503,521
 Net income                                                           --            --          94,520         94,520
 Issuance of 24,000 shares of common stock for stock award plan       --         216,000          --          216,000
 Issuance of 30,595 shares of common stock
   upon exercise of common stock options                              --         192,316          --          192,316
 Dividends on common stock ($.16 per share)                           --            --        (727,447)      (727,447)
                                                                 -----------------------------------------------------
Balance, December 31, 2002                                            --      18,028,833    41,250,077     59,278,910
 Net (loss)                                                           --            --         (55,450)       (55,450)
 Issuance of 12,000 shares of common stock for stock award plan       --          78,600          --           78,600
 Issuance of 20,625 shares of common stock
   upon exercise of common stock options                              --         128,953          --          128,953
 Dividends on common stock ($.04 per share)                           --            --        (183,279)      (183,279)
                                                                 -----------------------------------------------------
Balance, December 31, 2003                                            --      18,236,386    41,011,348     59,247,734
 Net income                                                           --            --         600,815        600,815
 Issuance of 21,000 shares of common stock for stock award plan       --         210,231          --          210,231
 Issuance of 108,812 shares of common stock
   upon exercise of common stock options                              --         681,404          --          681,404
                                                                 -----------------------------------------------------
Balance, December 31, 2004                                        $   --      19,128,021    41,612,163     60,740,184
                                                                 =====================================================

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                         2004            2003            2002
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss)                                   $    600,815    $    (55,450)   $     94,520
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                         4,941,831       5,708,211       6,118,568
  Deferred income taxes                                   249,000         (68,000)        473,000
  Stock based compensation expense                        202,354         188,840         176,820
  (Gain) loss on sale of property and equipment          (321,625)       (840,121)         11,775
  Other                                                   305,975         205,689         371,051
  Change in assets and liabilities:
    Decrease (increase) in:
      Trade receivables                                (2,479,689)     (2,695,803)      2,177,463
      Inventories                                     (11,301,114)      9,049,501      (3,466,198)
      Income tax refund claims receivable                      --         1,592,551     1,454,248
      Prepaid expenses                                    (37,542)        (64,306)        (44,946)
    Increase (decrease) in:
      Accounts payable and accrued liabilities          6,092,491      (1,453,121)     (1,998,108)
                                                    -----------------------------------------------
        NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                           (1,747,504)     11,567,991       5,368,193
                                                    -----------------------------------------------

Cash Flows From Investing Activities
 Capital expenditures                                 (10,605,333)     (5,293,264)     (4,186,726)
 Proceeds from sale of property and equipment           1,183,524       1,862,952         904,599
 Other                                                    214,010        (546,950)        116,929
                                                    -----------------------------------------------
        NET CASH (USED IN) INVESTING
        ACTIVITIES                                     (9,207,799)     (3,977,262)     (3,165,198)
                                                    -----------------------------------------------

Cash Flows From Financing Activities
 Short term borrowings                                  7,300,000            --              --
 Principal payments on long-term debt                  (3,671,429)     (3,671,429)     (3,671,428)
 Payments on deferred compensation obligations           (239,772)       (278,863)       (258,094)
 Proceeds from exercise of common stock options           681,404         128,953         192,316
 Cash dividends paid                                         --          (183,279)       (727,447)
 Other                                                   (109,503)        (60,953)       (100,393)
                                                    -----------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                     3,960,700      (4,065,571)     (4,565,046)
                                                    -----------------------------------------------
        INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                              (6,994,603)      3,525,158      (2,362,051)

Cash and cash equivalents, beginning                    7,077,390       3,552,232       5,914,283
                                                    -----------------------------------------------

Cash and cash equivalents, ending                    $     82,787    $  7,077,390    $  3,552,232
                                                    -----------------------------------------------

See Notes to Financial Statements.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS, USE OF ESTIMATES, RISKS AND UNCERTAINTIES, AND SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS:

The Company's operations consist primarily of the manufacture and distribution of building products and materials for use primarily by the Manufactured Housing, Recreational Vehicle, and Industrial markets for customers throughout the United States.

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

SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of Patrick Industries, Inc., its wholly-owned subsidiary, Harlan Machinery Company, Inc., and its majority-owned subsidiary, Patrick Mouldings, L.L.C. ("the Company"). During the year ended December 31, 2002, Patrick Mouldings, L.L.C. ceased operations, and is not a consolidated subsidiary at December 31, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

TRADE RECEIVABLES:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Trade receivables in the accompanying balance sheets at December 31, 2004 and 2003 are stated net of an allowance for doubtful accounts of $250,000. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. In conjunction with the Company's credit terms, trade receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Customer terms are generally on an unsecured basis for terms of 30 days.

The following table provides the changes in the Company's allowance for doubtful accounts for 2004 and 2003:

                                     2004         2003
                                  -----------------------

Balance, beginning                $ 250,000    $ 300,000
Provisions made during the year     440,000     (155,000)
Write-offs                         (526,000)    (115,000)
Recoveries during the year           86,000      220,000
                                  -----------------------
Balance, ending                   $ 250,000    $ 250,000
                                  =======================

INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. Inventories are also written-down for management's estimates of product which will not sell at historical cost. Write-downs of inventories establish a new cost basis which is not increased for future increases in the market value of inventories or changes in estimated obsolescence.

During the year ended December 31, 2003, the Company entered into an agreement whereby certain materials, which were previously acquired as inventory, were held on consignment and entered into inventory when the material is introduced into the manufacturing process. This agreement was terminated in 2004.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

REVENUE RECOGNITION:

The Company ships product based on specific orders from customers and revenue is recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery.

Shipping and handling charges billed to the customers are included in net sales. Shipping and handling costs incurred by the Company are included in warehouse and delivery expenses.

STOCK OPTION PLAN:

At December 31, 2004, the Company has a stock option plan with shares of common stock reserved for options to key employees. The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized as the exercise price of all options equals the fair market value of the underlying stock at the date of grant. The table below illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards consistent with the provision of FASB No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions.

                                             2004               2001
                                            --------------------------

Dividend rate                                 0.00%              2.25%
Risk-free interest rate                       3.50%              5.25%
Expected option life                        4 YEARS            4 years
Price volatility                             31.00%             43.00%

                                                 2004            2003            2002
                                              ------------------------------------------
Net income (loss):
  As reported                                 $   600,815    $   (55,450)   $    94,520
    Deduct total stock-based employee
     compensation expense determined under
     fair value based method for all awards
     net of related tax effects                  (166,668)      (152,155)      (152,155)
                                              ------------------------------------------

  Pro forma                                   $   434,147    $  (207,605)   $   (57,635)
                                              ===========================================

Basic earnings (loss) per share:
  As reported                                 $      0.13    $     (0.01)$         0.02
  Pro forma                                          0.09          (0.04)         (0.01)

Diluted earnings (loss) per share:
  As reported                                 $      0.13    $     (0.01)   $      0.02
  Pro forma                                          0.09          (0.04)         (0.01)


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its interim period that begins January 1, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company's future compensation strategy. The pro forma compensation costs presented in the stock option table above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE:

Following is information about the computation of the earnings per share data for the years ended December 31, 2004, 2003, and 2002:

                                            2004           2003          2002
                                         ----------------------------------------
Numerator for basic and diluted
 earnings per share, net income (loss)   $   600,815   $   (55,450)   $    94,520
                                         ========================================

Denominator:
 Weighted average shares, denominator
  for basic earnings per share             4,703,671     4,600,746      4,547,075

 Effect of dilutive potential common
  shares, employee stock options (a)          51,086          --           66,821
                                         ----------------------------------------

   Denominator for diluted
    earnings per share                     4,754,757     4,600,746      4,613,896
                                         ========================================

Basic earnings (loss) per share          $      0.13   $     (0.01)   $      0.02
                                         ========================================

Diluted earnings (loss) per share        $      0.13   $     (0.01)   $      0.02
                                         ========================================

(a) Due to the loss incurred during the year ended December 31, 2003, the dilutive potential of 29,139 common shares were not included because the effect would be antidilutive.


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.  BALANCE SHEET DATA

INVENTORIES:                         2004          2003
                                  -------------------------

 Raw materials                    $20,466,965   $12,733,414
 Work in process                    1,955,284     1,630,052
 Finished goods                     5,336,306     3,501,779
 Materials purchased for resale     6,585,003     5,177,199
                                  -------------------------
                                  $34,343,558   $23,042,444
                                  =========================

PROPERTY AND EQUIPMENT:

 Land and improvements            $ 3,748,124   $ 3,783,829
 Buildings and improvements        26,376,504    24,656,022
 Machinery and equipment           59,133,177    57,116,232
 Transportation equipment           1,619,259     1,754,781
 Leasehold improvements             3,284,469     3,309,180
                                  -------------------------
                                   94,161,533    90,620,044
 Less accumulated depreciation     58,518,666    59,927,134
                                  -------------------------
                                  $35,642,867   $30,692,910
                                  =========================

OTHER ASSETS:

 Cash value of life insurance     $ 2,765,940   $ 2,979,950
 Other                                210,086       241,060
                                  -------------------------
                                  $ 2,976,026   $ 3,221,010
                                  =========================

ACCRUED LIABILITIES:

 Payroll and related expenses     $   810,152   $ 1,018,117
 Property taxes                       476,397       561,390
 Group insurance                      600,000       700,000
 Other                                737,940       759,419
                                  -------------------------
                                  $ 2,624,489   $ 3,038,926
                                  =========================

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.  NOTE PAYABLE, PLEDGED ASSETS AND LONG-TERM DEBT


The Company has an unsecured revolving credit agreement which allows borrowings up to $15,000,000 of which $7,300,000 was outstanding at December 31, 2004. This agreement expires on May 31, 2006. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company's cash flow. The Company pays a commitment fee of between .25% and .375% of the unused portion of the revolving line, based on the Company's cash flow. The borrowings bear interest at an effective rate of 4.38% at December 31, 2004. In addition, this agreement requires the Company to, among other things, maintain minimum levels of debt service coverage, tangible net worth, working capital, and debt to net worth.

Long-term debt at December 31, 2004 and 2003 is as follows:

                                                           2004         2003
                                                       -------------------------

Senior Notes, insurance company                        $ 2,571,430   $ 5,142,859
Indiana Development Finance Authority Bonds                600,000       900,000
State of Oregon Economic Development Revenue Bonds       2,000,000     2,400,000
State of North Carolina Economic Development Revenue
  Bonds                                                  2,600,000     3,000,000
                                                       -------------------------
                                                         7,771,430    11,442,859
Less current maturities                                  3,671,430     3,671,429
                                                       -------------------------
                                                       $ 4,100,000   $ 7,771,430
                                                       =========================

The senior notes bear interest at a fixed rate of 6.82% and are unsecured. The notes are due in annual principal installments of $2,571,429 and the final installment is due September 15, 2005. This agreement requires that the Company maintain a minimum level of tangible net worth.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300,000 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (2.15% at December 31, 2004). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $636,000.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax exempt bond rate (2.15% at December 31, 2004). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $2,090,000.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400,000 plus quarterly interest payments at a variable tax exempt bond rate (2.15% at December 31, 2004). Annual payments of $500,000 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $2,694,000.

Aggregate maturities of long-term debt for the next five years ending December 31, are; 2005 $3,671,430; 2006 $1,100,000; 2007 $800,000; 2008 $800,000; 2009
$900,000; and thereafter $500,000.

In addition, the Company is contingently liable for standby letters of credit of approximately $3,675,000 to meet credit requirements for one of the Company's insurance providers.

Interest expense for the years ended December 31, 2004, 2003, and 2002 was approximately $711,000, $755,000, and $1,035,000 respectively.

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


NOTE 5.  COMMITMENTS AND RELATED PARTY TRANSACTIONS


The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements, which expire at various dates through 2009. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the chairman emeritus/major shareholder and expire at various dates through August 31, 2005.

The total minimum rental commitment at December 31, 2004 under the leases mentioned above is approximately $3,620,000 which is due approximately $1,551,000 in 2005, $1,093,000 in 2006, $635,000 in 2007, and $267,000 in 2008,
and $74,000 in 2009.

The total rent expense included in the statements of operations for the years ended December 31, 2004, 2003, and 2002 is approximately $2,600,000, $3,800,000, and $3,900,000 respectively, of which approximately $744,000 was paid in 2004, $828,000 was paid in 2003, $1,100,000 was paid in 2002, to the chairman emeritus/major shareholder.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6.  MAJOR CUSTOMER


Net sales for the years ended December 31, 2004, 2003, and 2002 included sales to one customer accounting for 13.4%, 14.7%, and 12.7%, respectively of total net sales of the Company.

The balances due from this customer at December 31, 2004 and 2003 were approximately $2,200,000 and $2,031,000 respectively.

NOTE 7.  INCOME TAX MATTERS


Federal and state income taxes (credits) for the years ended December 31, 2004, 2003, and 2002, all of which are domestic, consist of the following:

                                   2004         2003         2002
                                -------------------------------------

Current:
 Federal                        $ 111,000    $  32,800    $(233,900)
 State                             40,000         --       (176,000)
Deferred                          249,000      (68,000)     473,000
                                -------------------------------------
                                $ 400,000    $ (35,200)   $  63,100
                                =====================================

The provisions for income taxes (credits) for the years ended December 31, 2004, 2003, and 2002 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate to income before income taxes. A reconciliation of the differences is as follows:

                                   2004         2003         2002
                                -------------------------------------

Rate applied to pretax income   $ 340,300    $ (31,700)   $  55,100
State taxes, net of federal
 tax effect                        26,000       (4,000)       9,000
Other                              33,700          500       (1,000)
                                -------------------------------------
                                $ 400,000    $ (35,200)   $  63,100
                                =====================================

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The composition of the deferred tax assets and liabilities at December 31, 2004 and 2003 is as follows:

                                              2004            2003
                                          ---------------------------

Gross deferred tax liabilities:
 Accelerated depreciation                 $(2,372,000)   $(1,920,000)
 Prepaid expenses                            (135,000)      (273,000)
                                          ---------------------------
                                           (2,507,000)    (2,193,000)
                                          ---------------------------

Gross deferred tax assets:
 Trade receivables allowance                   99,000         99,000
 Inventory capitalization                     426,000        335,000
 Accrued expenses                             523,000        876,000
 Deferred compensation                        857,000        861,000
 Unvested stock awards                         47,000        201,000
 Noncompete agreement                         154,000        173,000
 Inventory reserves                           123,000        144,000
 AMT and other tax credit carryforwards       311,000        311,000
 Federal and State NOL carryforwards        1,038,000        488,000
 Other                                        208,000        233,000
                                          ---------------------------
                                            3,786,000      3,721,000
                                          ---------------------------
        Net deferred tax assets           $ 1,279,000    $ 1,528,000
                                          ===========================

The deferred tax amounts above have been reflected on the accompanying consolidated balance sheets as of December 31, 2004 and 2003 as follows:

                                              2004            2003
                                          ---------------------------

 Current deferred tax assets              $ 1,658,000    $ 1,954,000
 Long-term deferred tax liabilities          (379,000)      (426,000)
                                          ---------------------------
                                          $ 1,279,000    $ 1,528,000
                                          ===========================

At December 31, 2004, the Company has net operating loss carryforwards of approximately $1,975,000 available under provisions of the Internal Revenue Code and approximately $4,575,000 of net operating loss carryforwards available under various state revenue codes to be applied against future taxable income. These carryforwards expire in varying amounts between 2010 and 2024.

At December 31, 2004, the Company has federal AMT credit and state manufacturing credit carryforwards which are available to be directly offset against future federal and state income tax liabilities. These carryfowards expire in varying amounts between 2008 and 2020.

NOTE 8.  SELF-INSURED PLANS


The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to exceed approximately $4,433,000 in the aggregate at December 31, 2004. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability, general liability and automobile insurance. The Company is responsible for a per occurrence limit, with an aggregate amount not to exceed approximately $7,500,000 on an annual basis. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

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

BONUS PLAN:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $720,000, $632,000, and $790,000, for the years ended December 31, 2004, 2003, and 2002 respectively.

PROFIT-SHARING PLAN:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The amounts of contributions for the years ended December 31, 2004, 2003, and 2002 were immaterial.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

STOCK OPTION PLAN:

A summary of transactions of granted shares under option for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                       2004                    2003                 2002
                              ---------------------------------------------------------------------
                                            Weighted               Weighted               Weighted
                                             Average                Average                Average
                                            Exercise               Exercise               Exercise
                               Shares        Price      Shares      Price      Shares      Price
                              ---------------------------------------------------------------------

Outstanding, beginning
 of year                       244,462    $    6.24    274,775    $   6.24    349,800    $   6.25
 Issued during the year        125,000        10.01         --          --        --           --
 Canceled during the year      (12,000)        6.18     (9,688)       6.24    (44,430)       6.24
 Exercised during the year    (108,812)        6.26    (20,625)       6.25    (30,595)       6.29
                              ---------------------------------------------------------------------
Outstanding, end of year       248,650    $    8.12    244,462    $   6.24    274,775    $   6.24
                              =====================================================================

Eligible, end of year for
 exercise                      123,650    $    6.26    223,425    $   6.25    182,856    $   6.27
                              =====================================================================

Weighted average fair value
 of options granted during
 the year                                 $    3.01                    N/A               $   1.86


A further summary about fixed options outstanding at December 31, 2004 is as follows:

                                  Options Outstanding            Options Exercisable
                          ---------------------------------------------------------------
                                       Weighted
                                        Average      Weighted                   Weighted
                                       Remaining     Average                    Average
                             Number    Contractual   Exercise       Number      Exercise
                          Outstanding     Life       Price       Exercisable    Price
                          ---------------------------------------------------------------

2000 Grants:
Exercise price of $6.13     52,400        1.5       $    6.13      52,400      $   6.13
                          ===============================================================

2001 Grants:
Exercise price of $6.30     71,250        2.5       $    6.30      71,250      $   6.30
                          ===============================================================

2004 Grants:
Exercise price of $10.01   125,000        5.5       $   10.01          --      $     --
                          ===============================================================


PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

STOCK AWARD PLAN:

The Company has adopted a stock award plan for the non-employee directors. Grants awarded during May 2004 and 2003 of 21,000 shares and 12,000 shares, respectively are subject to forfeiture in the event the recipient terminates within one year from the date of grant as a director. The related compensation expense is being recognized over the one-year vesting period. Total compensation expense for the years ended December 31, 2004, 2003, and 2002 were $202,354, $188,840, and $176,820, respectively.

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

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12. CASH FLOWS INFORMATION


Supplemental information relative to the statements of cash flows for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                    2004        2003        2002
                                   --------------------------------
Supplemental disclosures of cash
 flows information:
 Cash payments for:
  Interest                         $747,718   $727,295   $875,059
                                   ================================

  Income taxes                     $ 88,765   $ 81,285   $717,232
                                   ================================

Supplemental schedule of noncash
 financing activities:
 Issuance of common stock
  for stock award plan             $210,231   $ 78,600   $216,000
                                   ================================

NOTE 13. UNAUDITED INTERIM FINANCIAL INFORMATION


Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2004 and 2003 (dollars in thousands, except per share data):


                                                Quarter Ended
                             -------------------------------------------------------
                              March 31,      June 30,    September 30,  December 31,
                             -------------------------------------------------------
                                                      2004
                             -------------------------------------------------------

Net sales                    $    65,712    $    78,621   $    80,261   $    76,961
Gross profit                       7,593          9,538        10,413         8,336
Net income (loss)                   (522)           555           667           (99)
Earnings (loss) per common
 share                             (0.11)          0.12          0.14         (0.02)
Weighted average common
 shares outstanding            4,640,741      4,697,159     4,731,127     4,744,900

                                                      2004
                             -------------------------------------------------------

Net sales                    $    67,285    $    70,950   $    70,267   $    66,180
Gross profit                       7,071          8,562         8,909         7,641
Net income (loss)                   (900)            25           228           592    *
Earnings (loss) per common
 share                             (0.20)          0.01          0.05          0.13
Weighted average common
 shares outstanding            4,584,261      4,590,327     4,611,037     4,616,886

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

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues, as well as a charge allocating a majority of the corporate costs to each of its operating segments based on a percentage of sales. Assets are identified with the segments with the exception of cash, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2004, 2003, and 2002.

                                                      Other
                       Primary                      Component
                     Manufactured                 Manufactured
                      Products     Distribution     Products     Total
                     ---------------------------------------------------
                                          2004
                     ---------------------------------------------------

Sales                 $157,642       $102,369       $ 41,544    $301,555
Sales, intersegment      7,184          1,150          9,530      17,864
                     ---------------------------------------------------
  Total sales          164,826        103,519         51,074     319,419

Cost of goods sold     149,763         90,866         45,993     286,622

Operating income         4,606          4,135            777       9,518

Identifiable assets     40,972         12,657         10,529      64,158

Depreciation             2,328            148            626       3,102

                                          2003
                     ---------------------------------------------------

Sales                 $144,561       $ 89,992       $ 40,129    $274,682
Sales, intersegment      7,133            639          8,008      15,780
                     ---------------------------------------------------
  Total sales          151,694         90,631         48,137     290,462

Cost of goods sold     137,607         78,980         44,369     260,956

Operating income         4,631          3,148           (204)      7,575

Identifiable assets     30,510          9,779          7,802      48,091

Depreciation
                         2,455            172            856       3,483

                                         2002
                     ---------------------------------------------------

Sales                 $153,062       $107,376       $ 48,317    $308,755
Sales, intersegment      7,410            758          9,662      17,830
                     ---------------------------------------------------
  Total sales          160,472        108,134         57,979     326,585

Cost of goods sold     142,946         94,839         53,180     290,965

Operating income         7,046          4,442           (650)     10,838

Identifiable assets     35,289         10,357          9,141      54,787

Depreciation             2,756            250            958       3,964

PATRICK INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

A reconciliation of total segment sales, cost of goods sold, and operating income to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 is as follows (dollars in thousands):

                                                  2004         2003         2002
                                               ------------------------------------

Sales:
 Total sales for reportable segments           $ 319,419    $ 290,462    $ 326,585
 Elimination of intersegment revenue             (17,864)     (15,780)     (17,830)
                                               ------------------------------------
  Consolidated sales                           $ 301,555    $ 274,682    $ 308,755
                                               ====================================

Cost of goods sold:
 Total cost of goods sold for reportable
   segments                                    $ 286,622    $ 260,956    $ 290,965
 Elimination of intersegment cost of goods
  sold                                           (17,864)     (15,780)     (17,830)
 Consolidation reclassifications                    (842)      (1,197)      (1,397)
 Corporate incentive agreements                   (2,047)      (1,815)      (2,427)
 Other                                              (194)         335          251
                                               ------------------------------------
  Consolidated cost of goods sold              $ 265,675    $ 242,499    $ 269,562
                                               ====================================

Operating income:
 Operating income for reportable segments          9,518        7,575       10,838
 Corporate incentive agreements                    2,047        1,815        2,427
 Consolidation reclassifications                     435          852          131
 Gain (loss) on sale of property
  and equipment                                      322          840          (12)
 Restructuring charge                               --           (235)        (269)
 Unallocated corporate expenses                  (10,650)     (10,258)     (12,066)
                                               ------------------------------------
  Consolidated operating income                $   1,672    $     589    $   1,049
                                               ====================================

Consolidated assets:
 Identifiable assets for reportable segments   $  64,158    $  48,091    $  54,787
 Corporate property and equipment                 22,055       19,632       22,235
 Current assets not allocated to segments          3,533       10,511        6,703
 Intangible and other assets not allocated
  to segments                                      2,976        3,221        2,937
 Consolidation eliminations                         (347)        (313)        (196)
                                               ------------------------------------
  Consolidated assets                          $  92,375    $  81,142    $  86,466
                                               ====================================

Depreciation and amortization:
 Depreciation for reportable segments          $   3,102    $   3,483    $   3,964
 Corporate depreciation and amortization           1,840        2,225        2,155
                                               ------------------------------------
 Consolidated depreciation and
  amortization                                 $   4,942    $   5,708    $   6,119
                                               ====================================


Patrick Industries, Inc.
And Subsidiaries

Schedule II
Valuation And Qualifying Accounts And Reserves
December 31, 2004, 2003, and 2002

-------------------------------------------------------------------------------------------------------------------
                                             Balance At                             Deductions         Balance At
                                             Beginning           Charged To         From               Close
                                             Of Period           Operations         Reserves           Of Period
-------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  - deducted from trade receiv-
    ables in the balance sheets:

  2002                                       $ 175,000           $ 1,762,297        $ 1,637,297        $ 300,000
                                             ====================================================================

  2003                                       $ 300,000           $  (155,149)       $ (105,149)        $ 250,000
                                             ====================================================================

  2004                                       $ 250,000           $   439,880        $  439,880         $ 250,000 *
                                             ====================================================================

                                             * Negative balances due to recovery of previously written off balances.
Allowance for restructuring
  charges - in accrued
  liabilities in the balance
  sheets:

  2002                                       $ 126,000           $   269,180        $   395,180        $       -
                                             ====================================================================

  2003                                       $       -           $   235,000        $   235,000        $       -
                                             ====================================================================

  2004                                       $       -           $         -        $         -        $       -
                                             ====================================================================



Allowance for inventory write-
  downs - in accrued
  liabilities in the balance
  sheets:

  2002                                       $       -           $ 2,569,662        $ 2,484,505        $  85,157
                                             ====================================================================

  2003                                       $  85,157           $ 1,674,989        $ 1,518,716        $ 241,430
                                             ====================================================================

  2004                                       $ 241,430           $ 1,571,724        $ 1,534,528        $ 278,626
                                             ====================================================================


                                INDEX TO EXHIBITS

Exhibit Number                           Exhibits
--------------                           --------

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

   *10(h) -Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Company's Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference)
             ...........

   10(h)(1)**-Amendment to extend Patrick Industries, Inc. 1987 Stock Option
             Program to May 2014.

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

Exhibit Number                           Exhibits
--------------                           --------

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

   10(u)** -Commercial Lease and Real Estate Purchase Agreement dated October 1, 2004 between Mervin D. Lung, as lessor, and the company, as lessee (filed as Exhibit 10(u) to the company's Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

   10(v)** -Commercial Lease dated December 1, 2004 between Teachers Insurance and Annuity Association of America (TIAA) as lessor, and the company, as lessee (filed as Exhibit 10(v) to the company's Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

   10(w)** -Amendment to Credit Facility and Loan Participation Agreement, dated March 3, 2004 among the Company, JPMorgan Chase Bank, N.A. formerly known as Bank One, N.A. and National City Bank of Indiana, and new Term Note Agreement dated March 3, 2004 among the Company, JPMorgan Chase Bank, N.A. (filed as Exhibit 10(w) to the company's Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

   10(x)**   -Patrick Industries, Inc. Form of Stock Option .........

   10(y)**   -Patrick Industries, Inc. Form of Directors Annual Restricted Stock
             Grant  .........

Exhibit Number                           Exhibits
--------------                           --------

   12**      -Computation of Operating Ratios .........

   23**      -Consent of accountants .........

   31.1**    -Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002 by Chief Executive Officer .........

   31.2**    -Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002 by Chief Financial Officer .........

   32.1**    -Certification pursuant to 18 U.S.C. Section 1350 .........



 *Management contract or compensatory plan or arrangement
**Filed herewith