Form 10-Q
period 2005-03-31
PATRICK INDUSTRIES INC
filed 2005-05-16
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Shares of Common Stock Outstanding as of April 29, 2005: 4,748,198

PATRICK INDUSTRIES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets

March 31, 2005 (unaudited) & December 31, 2004	3

Unaudited Condensed Statements of Operations

Three Months Ended March 31, 2005 & 2004	4

Unaudited Condensed Statements of Cash Flows

Three Months Ended March 31, 2005 & 2004	5

Notes to Unaudited Condensed Financial Statements	6-7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL	8-12
CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	12

PART II: OTHER INFORMATION	13

Signatures	14

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

MARCH 31	DECEMBER 31
2005	2004

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$585,250	$82,787
Trade receivables	21,858,929	16,720,245
Inventories	37,012,083	34,343,558
Prepaid expenses	934,605	951,192
Deferred tax assets	1,658,000	1,658,000
Total current assets	62,048,867	53,755,782

PROPERTY AND EQUIPMENT, at cost	95,567,774	94,161,533
Less accumulated depreciation	59,335,360	58,518,666
	36,232,414	35,642,867

OTHER ASSETS	2,913,649	2,976,026

Total assets	$101,194,930	$92,374,675

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$3,810,319	$3,671,430
Short-term borrowings	- -	7,300,000
Accounts payable	12,495,441	11,389,966
Accrued liabilities	2,698,434	2,624,489
Income taxes payable	61,197	- -
Total current liabilities	19,065,391	24,985,885

LONG-TERM DEBT, less current maturities	18,961,111	4,100,000

DEFERRED LIABILITIES	2,549,674	2,548,606

Total liabilities	$40,576,176	$31,634,491

SHAREHOLDERS' EQUITY

Common stock	19,137,471	19,128,021
Retained earnings	41,481,283	41,612,163
Total shareholders' equity	60,618,754	60,740,184

Total liabilities and shareholders' equity	$101,194,930	$ 92,374,675

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED
MARCH 31

2005	2004

Net Sales	$79,730,325	$ 65,712,355

Cost of goods sold	70,927,595	58,119,215

Gross profit	8,802,730	7,593,140

Operating expenses:

Warehouse and delivery expenses	3,540,000	3,160,855
Selling, general, and administrative expenses	5,210,540	5,156,545
Total operating expenses	8,750,540	8,317,400

Operating (income) loss	52,190	(724,260)

Interest expense, net	270,370	137,830

Loss before income taxes (credits)	(218,180)	(862,090)

Federal and state income taxes (credits)	(87,300)	(340,500)

Net loss	$(130,880)	$(521,590)

Basic and diluted loss per common share	$(0.03)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,747,181	4,640,741

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

THREE MONTHS ENDED
MARCH 31
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(130,880)	$(521,590)

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization	1,164,947	1,399,259
(Gain) on sale of fixed assets	(108,656)	(11,375)
Deferred income taxes	- -	(332,566)
Other	76,500	70,500

Change in assets and liabilities:

Decrease (increase) in:
Trade receivables	(5,138,684)	(5,664,780)
Inventories	(2,668,525)	(4,590,978)
Prepaid expenses	16,587	(5,516)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,308,662	7,705,556
Income taxes payable	(68,045)	(12,707)
Net cash (used in) operating activities	(5,548,094)	(1,964,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(1,761,600)	(4,027,617)
Proceeds from sale of property and equipment	212,570	17,150
Other	(27,020)	(106,102)
Net cash (used in) investing activities	(1,576,050)	(4,116,569)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under long term debt	15,000,000	- -
Principal payments on debt	(7,300,000)	- -
Payments on deferred compensation obligations	(75,432)	(58,812)
Proceeds from exercise of common stock options	9,450	401,730
Other	(7,411)	(2,113)
Net cash provided by financing activities	7,626,607	340,805

Increase (decrease) in cash and cash equivalents	502,463	(5,739,961)

Cash and cash equivalents, beginning	82,787	7,077,390

Cash and cash equivalents, ending	$585,250	$1,337,429

Cash Payments for:

Interest	$220,173	$228,078
Income taxes	17,764	4,773

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

2.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

3.	The inventories on March 31, 2005 and December 31, 2004 consist of the following classes:

	March 31	December 31
	2005	2004
Raw materials	$ 22,608,977	$ 20,466,965
Work in process	2,157,219	1,955,284
Finished goods	5,439,651	5,336,306
Total manufactured goods	30,205,847	27,758,555
Distribution products	6,806,236	6,585,003
TOTAL INVENTORIES	$ 37,012,083	$ 34,343,558

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4.

The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation:

Three Months Ended March 31

2005	2004

Net income (loss):

As reported	$ (130,880)	$ (521,590)

Deduct total stock-based employee

compensation expense determined

under fair value based method for

all rewards net of related tax effects	(11,632)	(30,035)

Pro forma	$ (142,512)	$ (551,625)

Basic and diluted loss per share:

As reported	$(0.03)	$(0.11)
Pro forma	(0.03)	(0.12)

5.

Effective January 1, 2004, the Company changed its segment reporting to no longer allocate corporate expense to the individual business units. Accordingly, the segment results have been restated to reflect this change.

6.

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. Effective January 1, 2004, in accordance with the Company’s internal reporting, the Company changed its segment reporting from four reportable segments to three. As a result of this change, two of the operations in the wood segment were combined into the Primary Manufactured Products Segment and two of the operations were combined into the Other Component Manufactured Products Segment. The Company’s reportable segments are as follows:

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

The table below presents unaudited information about the revenue and operating income of those segments:

THREE MONTHS ENDED MARCH 31, 2005
PRIMARY		OTHER
MANUFACTURED	COMPONENT MFG
PRODUCTS	DISTRIBUTION	PRODUCTS	SEGMENT TOTAL

Net outside sales	$ 40,419,694	$ 25,822,717	$ 13,487,914	$ 79,730,325
Intersegment sales	1,388,795	90,133	1,940,897	3,419,825
Total sales	$ 41,808,489	$ 25,912,850	$ 15,428,811	$ 83,150,150 *

Operating income	$ 1,146,206	$665,173	$383,673	$2,195,052

Total assets	$ 45,075,097	$ 13,881,044	$ 12,497,887	$ 71,454,028

THREE MONTHS ENDED MARCH 31, 2004

Net outside sales	$ 35,434,304	$ 20,796,415	$9,481,636	$ 65,712,355
Intersegment sales	1,771,428	343,915	2,233,894	4,349,237
Total sales	$ 37,205,732	$ 21,140,330	$ 11,715,530	$70,061,592 *

Operating income	$728,672	$783,686	$153,575	$1,665,933

Total assets	$ 35,724,873	$ 12,423,900	$7,788,714	$ 55,937,487

Reconciliation of segment operating income to consolidated operating income:

2005	2004

Operating income for segments	$ 2,195,052	$ 1,665,933
Corporate incentive agreements	301,110	300,000
Consolidation reclassifications	124,991	8,649

Gain on sale of property

and equipment	108,657	11,375
Corporate expenses	(2,599,472)	(2,748,223)
Other	(78,148)	38,006

Consolidated Operating Income (Loss)	$52,190	$(724,260)

*Does not agree to Financial Statements due to consolidation eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first quarter of 2005 started out on a positive note with increased unit shipments in both the Manufactured Housing and Recreational Vehicle industries, as well as increased penetration into the Industrial and Other market sectors. Net sales increased by approximately 21.3% and net losses were reduced by approximately $0.4 million, or $.08 per share, from a loss of $.11 per share in the first quarter of 2004 to a loss of $.03 per share in the same period in 2005. Gross margins continue to be affected by significant competitive pressure and increased commodity prices. The Company’s ongoing efforts to drive a lean operating structure and keep costs aligned with revenues have contributed to decreased operating expenses as a percentage of net sales and helped to offset margin erosion due to competitive pricing situations. Net sales to Manufactured Housing, Recreational Vehicle, and Industrial and Other market sectors were 40%, 31%, and 29%, respectively, for the first quarter of 2005 compared to 38%, 33%, and 29%, respectively, for the first quarter of 2004.

The Manufactured Housing industry continued a six month trend of unit shipment increases through February, 2005 followed by a slight decrease in March of approximately 0.4%. First quarter unit shipments were approximately 7% higher than those in 2004 and the shipment estimates for the 2005 year are projected to be between 10% and 15% higher than those experienced in 2004. As the Manufactured Housing industry continues its market penetration into the Modular Housing sector, the demand for the Company’s manufactured panels is shifting to the raw substrate and tape and texture products which are more common in the modular units. This shift in demand will result in a decline in manufactured product sold to the Manufactured Housing industry, but will continue to bolster sales of the Company’s distribution product offerings.

The Recreational Vehicle Industry continued its pace with first quarter unit shipment increases of approximately 6% over the 2004 levels. While the high gasoline prices may be affecting the sales of motorized units, the towable units continue to perform strongly. Shipment estimates for the 2005 year are expected to finish slightly below the 2004 levels which was the best year in industry history.

The Industrial and Other market sectors continue to provide opportunity for increased sales and market penetration of the Company’s manufactured products. First quarter 2005 sales to this market increased approximately 20% over the first quarter of 2004 and will continue to be an area of focus for diversification and capacity utilization.

The Company‘s capital plan will be completed in 2005. In conjunction with this strategic initiative, the Company obtained $15.0 million of fixed term debt financing with interest only payments in 2005 and principal payments to begin in 2006. While the Company continues its focus on keeping operating costs aligned with revenues, there is available capacity in nearly all of its manufacturing facilities and the infrastructure in place to support future growth in all of the industries which it serves.

The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

Quarter Ended
March 31,
2005	2004

Net sales	100.0% 100.0%
Cost of sales	89.0	88.4
Gross profit	11.0	11.6
Warehouse and delivery	4.4	4.8
Selling, general & administrative	6.5	7.9
Operating (loss)	0.1	(1.1)
Income taxes (credits)	(0.1)	(0.5)
Net (loss)	(0.2)	(0.8)

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Net Sales. Net sales increased $14.0 million, or 21.3%, from $65.7 million in the first quarter of 2004 to $79.7 million in the first quarter of 2005. The increased sales are attributable to a 7.6% increase in shipments in the Manufactured Housing industry, which represents approximately 40% of the Company’s consolidated sales at March 31, 2005, and a 6.3% increase in shipments in the Recreational Vehicle industry, which represents 31% of the Company’s consolidated revenue at March 31, 2005.

Additionally, sales to the Industrial and Other market sectors, which represents 29% of the Company’s consolidated revenue in the first quarter of 2005, increased 20% from period to period.

Gross Profit. Gross profit increased $1.2 million, or 15.9%, from $7.6 million in the first quarter of 2004 to $8.8 million in the first quarter of 2005. As a percentage of net sales, gross profit decreased 0.6%, from 11.6% in the first quarter of 2004 to 11.0% in the first quarter of 2005. The increased gross profit in dollars is due to the increased sales volume. The decreased gross profit, as a percentage of net sales, is attributable to significant competitive pricing pressures forcing lower margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.3 million, or 12.0%, from $3.2 million in the first quarter of 2004 to $3.5 million in the first quarter of 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.4%, from 4.8% in the first quarter of 2004 to 4.4% in the first quarter of 2005. While increased gasoline prices have had a negative impact on costs as a percentage of net sales, the increased revenues, coupled with consistent fixed costs from period to period, have resulted in decreased overall costs as a percentage of net sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were consistent from the first quarter of 2004 to the first quarter of 2005 at $5.2 million. As a percentage of net sales, selling, general, and administrative expenses decreased 1.4%, from 7.9% in the first quarter of 2004 to 6.5% in the first quarter of 2005. The decrease in percentage of net sales is due to decreased fixed costs from quarter to quarter.

Operating Income. Operating income increased $0.8 million, from a loss of $0.7 million in the first quarter of 2004 to income of $0.1 million in the first quarter of 2005. The increased operating income is attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased by $0.2 million, from $0.1 million in the first quarter of 2004 to $0.3 million in the first quarter of 2005. The increase is due to the additional borrowings on the Company’s line of credit in the first quarter of 2005 as well as the Company borrowing $15.0 million of fixed term debt in March, 2005. These borrowings were done in conjunction with the Company’s capital expenditure plan for 2004 and 2005.

Net Loss. Net loss decreased $0.4 million, or 74.9%, from a loss of $0.5 million, or $.11 per share in the first quarter of 2004, to a loss of $0.1 million, or $.03 per share in the first quarter of 2005. The reduced net losses are attributable to the factors described above.

BUSINESS SEGMENTS

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Primary Manufactured Products Segment Discussion

Net sales increased $4.6 million, or 12.4%, from $37.2 million in the first quarter of 2004 to $41.8 million in the first quarter of 2005. The increased net sales are attributable to increased shipments in the Recreational Vehicle industry of approximately 6.3% and increased penetration into the Industrial and Other market sectors.

Gross profit increased $0.8 million, or 24.4%, from $3.0 million in the first quarter of 2004 to $3.8 million in the first quarter of 2005. As a percentage of net sales, gross profit increased 0.9%, from 8.3% in the first quarter of 2004 to 9.2% in the first quarter of 2005. The increase in gross profit is attributable to increased sales and capacity utilization in almost all of the operating units in this segment in the first quarter of 2005.

Operating income increased $0.4 million from $0.7 million in the first quarter of 2004 to $1.1 million in the first quarter of 2005. The increase is due to increased revenues.

Distribution Segment Discussion

Net sales increased $4.8 million, or 22.6%, from $21.1 million in the first quarter of 2004 to $25.9 million in the first quarter of 2005. The increase is due to increased shipments in the Manufactured Housing industry of approximately 7.6%, which is the primary market sector that this segment serves.

Gross profit remained consistent in dollars at approximately $2.8 million for both the first quarter of 2004 and 2005. As a percentage of net sales, gross profit decreased approximately 2.3%, from 13.4% in the first quarter of 2004 to 11.1% in the first quarter of 2005. The decrease in gross profit as a percentage of net sales is attributable to an increase in direct shipments to customers of approximately 38% over the previous year and an increase in direct sales as a percentage of total distribution sales of approximately 5% over the previous year. Direct sales traditionally result in lower margins than warehouse sales to customers.

Operating income decreased $0.1 million, from $0.8 million in the first quarter of 2004 to $0.7 million in the first quarter of 2005. The decrease is attributable to the factors described above.

Other Component Manufactured Products Discussion

Net sales increased $3.7 million, or 31.7%, from $11.7 million in the first quarter of 2004 to $15.4 million in the first quarter of 2005. The increase is due to increased commodity prices as well as increased shipments in the Recreational Vehicle industry from quarter to quarter.

Gross profit increased $0.4 million, or 32.3%, from $1.0 million in the first quarter of 2004 to $1.4 million in the first quarter of 2005. As a percentage of net sales, gross profit remained consistent at 8.9% for both the first quarter of 2004 and 2005. The increase in dollars is attributable to increased revenues and the consistency in percentage of net sales is due to increased commodity prices in certain operations in this segment not being able to be passed on to certain customers served by this business segment.

Operating income increased $0.2 million, from $0.2 million in the first quarter of 2004 to $0.4 million in the first quarter of 2005. The increased operating income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 that began in September, 1999. These funds were used to reduce existing bank debt and for working capital needs.

The Company has secured a bank revolving credit agreement that provides loan availability of $10,000,000 with maturity in the year 2006. In March, 2005, the Company secured a term debt financing package for $15,000,000. This package provides for a five year maturity in January, 2010, and a ten year amortization schedule with interest only payments due in 2005 and principal payments to begin in the first quarter of 2006. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78%. In conjunction with this agreement and the Company’s projected cash flow needs, the Company reduced its available line of credit from $15,000,000 to $10,000,000 and subsequently increasing to $15,000,000 on August 31, 2005 and then decreasing back to $10,000,000 on February 1, 2006.

Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with. In addition, the term debt which was obtained in March, 2005 includes certain financial covenants which are incorporated into the overall credit facility.

In conjunction with its strategic and capital plan, the Company increased its capital expenditures for property and equipment in 2004 to approximately $10.6 million. Capital expenditures over the past three years have been approximately $5.3 million, $4.2 million, and $1.8 million for 2003, 2002, and 2001, respectively. The Company expects to spend up to $11 million in 2005 on capital expenditures including buildings and equipment. The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, remaining capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

A summary of our contractual cash obligations remaining at March 31, 2005 and for the twelve month periods ending 2006 through 2009 is as follows:

	Payments due by period
Contractual Obligations	Total	2005	2006	2007	2008	2009

Long-term debt, including interest at variable rates**	$5,068,958	$1,223,750	$1,196,250	$870,000	$850,000	$928,958
Long-term debt, including interest at fixed rates**	$12,073,455	$3,243,360	$2,223,701	$2,282,388	$2,203,164	$2,120,842
Operating Leases	$3,328,811	$1,259,636	$1,093,239	$635,314	$267,291	$73,331
Total contractual cash obligations	$20,471,224	$5,726,746	$4,513,190	$3,787,702	$3,320,455	$3,123,131

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the estimated 2005 annual interest rate of 2.50% for the Industrial Revenue Bonds.

We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding	Date of
Commitment	Committed	at 03/31/05	Expiration
Line of Credit	$10,000,000	$0	May 31, 2006

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2005.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, and the write-off of certain receivables in the fourth quarter of 2004 related to one customer, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $200,000 should be adequate for any exposure to loss in our March 31, 2005 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the quarter ended March 31, 2005. The Company ships product based on specific orders from customers and revenue is recognized upon delivery.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other statements contained in the Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

•

The Company operates in a highly competitive business environment, and its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, or the decision of its customers to purchase competitive products instead of the Company’s products. Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by purchasers of the Company’s products.

•

On an annual basis, the Company negotiates renewals for property, casualty, workers compensations, general liability, and health insurance coverage. Due to conditions within these insurance markets and other factors beyond the Company’s control, future coverage’s and the amount of the related premiums could have a negative effect on the Company’s results.

•

The primary markets to which the Company sells include the Manufactured Housing and Recreational Vehicle industries, which are cyclical and dependent on various factors including interest rates, access to financing, inventory and production levels, and other economic and demographic factors. The Company’s sales levels could be negatively impacted by changes in any one of the above items.

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

In March 2005, the Company entered into an interest rate swap agreement. This swap agreement effectively converts a portion of the Company’s variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

ITEM 4.	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”)_reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended

March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

PATRICK INDUSTRIES, INC.

(Company)

Date	May 12, 2005	/S/Robert C. Timmins

Robert C. Timmins

(Lead Director)

Date	May 12, 2005	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	May 12, 2005	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Chief Financial Officer)