Form 10-Q
period 2005-06-30
PATRICK INDUSTRIES INC
filed 2005-08-15
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..................

Commission file number 0-3922

PATRICK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1057796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 West Franklin Street, Elkhart, IN   46516

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Shares of Common Stock Outstanding as of July 29, 2005: 4,772,198

PATRICK INDUSTRIES, INC.

INDEX

Page No.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets

June 30, 2005 (unaudited) & December 31, 2004	3

Unaudited Condensed Statements of Operations

Three Months Ended June 30, 2005 & 2004, and
Six Months Ended June 30, 2005 & 2004	4

Unaudited Condensed Statements of Cash Flows

Six Months Ended June 30, 2005 & 2004	5

Notes to Unaudited Condensed Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4. CONTROLS AND PROCEDURES	16

PART II: OTHER INFORMATION	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 6. EXHIBITS	17

Signatures	18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2005	2004
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$52,820	$82,787
Trade receivables	22,438,679	16,720,245
Inventories	39,482,692	34,343,558
Prepaid expenses	1,131,190	951,192
Deferred tax assets	1,658,000	1,658,000
Total current assets	64,763,381	53,755,782

PROPERTY AND EQUIPMENT, at cost	96,024,210	94,161,533
Less accumulated depreciation	59,462,257	58,518,666
	36,561,953	35,642,867

OTHER ASSETS	2,906,946	2,976,026
Total assets	$104,232,280	$ 92,374,675

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$4,226,986	$3,671,430
Short-term borrowings	- - -	7,300,000
Accounts payable	14,939,377	11,389,966
Accrued liabilities	3,080,135	2,624,489
Total current liabilities	22,246,498	24,985,885

LONG-TERM DEBT, less current maturities	18,544,444	4,100,000

OTHER LIABILITIES	2,817,357	2,548,606

Total liabilities	$ 43,608,299	$ 31,634,491

SHAREHOLDERS' EQUITY

Common stock	19,348,863	19,128,021
Accumulated other comprehensive loss	(268,000)	- - -
Unearned compensation	(176,160)	- - -
Retained earnings	41,719,278	41,612,163
Total shareholders’ equity	60,623,981	60,740,184

Total liabilities and shareholders' equity	$104,232,280	$ 92,374,675

See accompanying Notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED	SIX MONTHS ENDED
JUNE 30	JUNE 30

2005	2004	2005	2004

Net Sales	$ 78,644,605	$ 78,620,200	$158,374,930	$144,332,555

Cost of good sold	69,081,010	69,082,255	140,008,605	127,201,470

Gross profit	9,563,595	9,537,945	18,366,325	17,131,085

Operating expenses:

Warehouse and delivery expenses	3,442,110	3,513,120	6,982,110	6,673,975
Selling, general, and administrative expenses	5,335,950	4,969,555	10,546,490	10,126,100

Total operating expenses	8,778,060	8,482,675	17,528,600	16,800,075

Operating income	785,535	1,055,270	837,725	331,010

Interest expense, net	388,940	138,365	659,310	276,195

Income before income taxes	396,595	916,905	178,415	54,815

Federal and state income taxes	158,600	362,700	71,300	22,200

Net income	$237,995	$554,205	$107,115	$32,615

Basic and diluted earnings

per common share	$.05	$.12	$.02	$.01

WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING	4,761,121	4,697,159	4,754,190	4,668,950

See accompanying Notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

SIX MONTHS ENDED
JUNE 30
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$107,115	$32,615

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization	2,323,453	2,814,643
(Gain) on sale of fixed assets	(123,837)	(25,375)
Deferred income taxes	- - -	(49,695)
Gain on insurance proceeds	- - -	352,800
Other	153,000	141,000

Change in assets and liabilities:

Decrease (increase) in:
Trade receivables	(5,718,434)	(9,258,475)
Inventories	(5,139,134)	(11,262,854)
Prepaid expenses	(179,998)	65,721
Increase (decrease) in:
Accounts payable and accrued liabilities	3,959,166	13,573,366
Income taxes payable	45,891	26,722
Net cash (used in) operating activities	(4,572,778)	(3,589,532)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(3,162,508)	(5,652,674)
Proceeds from sale of property and equipment	237,615	31,150
Other		(42,180)	(77,204)
Net cash (used in) investing activities	(2,967,073)	(5,698,728)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under long-term debt	15,000,000	- - -
Short-term borrowings	- - -	2,000,000
Payments on short-term borrowings	(7,300,000)	- - -
Payments on deferred compensation obligations	(152,249)	(117,624)
Proceeds from exercise of common stock options	9,450	452,480
Other	(47,317)	(30,213)
Net cash provided by financing activities	7,509,884	2,304,643

Decrease in cash and cash equivalents	(29,967)	(6,983,617)

Cash and cash equivalents, beginning	82,787	7,077,390

Cash and cash equivalents, ending	$52,820	$93,773

Cash Payments for:

Interest	$652,960	$273,795
Income taxes	55,922	45,173

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three months and the six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.

2.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

3.	The inventories on June 30, 2005 and December 31, 2004 consist of the following classes:
		June 30	December 31
		2005	2004
	Raw materials	$24,702,037	$20,466,965
	Work in process	2,528,231	1,955,284
	Finished goods	5,194,850	5,336,306
	Total manufactured goods	32,425,118	27,758,555
	Distribution products	7,057,574	6,585,003

TOTAL INVENTORIES	$39,482,692	$34,343,558

Inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4.

The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB No. 123 to stock based employee compensation:

	Three Months		Six Months
Ended June 30		Ended June 30
2005	2004	2005	2004

Net income (loss):

As reported	$237,995	$554,205	$107,115	$ 32,615

Deduct total stock-based employee

compensation expense determined

under fair value based method for

all rewards net of related tax effects	(11,632)	(19,202)	(23,264)	(38,403)

Pro forma	$226,363	$535,003	$83,851	$(5,788)

Basic and diluted earnings per share:

As reported	$.05	$.12	$.02	$.01
Pro forma	.05	.11	.02	- - -

5.

Effective March 8, 2005, the Company entered into an interest rate swap agreement with a notional amount of $15.0 million to hedge against increases in variable interest rates. The terms of the agreement effectively fix the interest rate at 4.78% plus the Company’s credit spread with its financial institutions. Based on its terms and conditions, under SFAS No. 133, and SFAS No. 138, Accounting for Derivative Financial Instruments and Hedging Activities, the Company records the hedge at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s statement of operations. Accordingly at June 30, 2005, the Company recorded unrealized losses of $268,000, net of tax, related to the change in fair value of the interest rate swap.

Other Comprehensive Income

The difference between net income and total comprehensive income for the three and six month periods ended June 30, 2005 is as follows:

Three Months	Six Months
Ended	Ended
June 30, 2005	June 30, 2005

Net income	$ 237,995	$107,115
Change in fair value of interest rate hedge, net of tax	(268,000)	(268,000)

Comprehensive loss	$(30,005)	$(160,885)

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

Other Component Manufactured Products - Includes an aluminum extrusion and fabricating division, an adhesive division, a cabinet door division, and a machine manufacturing division.

The table below presents unaudited information about the revenue and operating income of those segments:

THREE MONTHS ENDED JUNE 30, 2005

PRIMARY		OTHER
MANUFACTURED	COMPONENT MFG
PRODUCTS	DISTRIBUTION	PRODUCTS	SEGMENT TOTAL

Net outside sales	$ 38,463,884	$ 27,111,040	$ 13,069,681	$ 78,644,605
Intersegment sales	1,517,252	113,502	1,628,632	3,259,386
Total sales	$ 39,981,136	$ 27,224,542	$ 14,698,313	$ 81,903,991 *

Operating income	$1,393,179	$834,703	$376,029	$2,603,911

THREE MONTHS ENDED JUNE 30, 2004

Net outside sales	$ 41,573,507	$ 25,864,573	$ 11,182,120	$ 78,620,200
Intersegment sales	1,851,502	328,073	2,204,291	4,383,866
Total sales	$ 43,425,009	$ 26,192,646	$ 13,386,411	$ 83,004,066 *

Operating income	$2,103,965	$1,087,765	$171,544	$3,363,274

SIX MONTHS ENDED JUNE 30, 2005

PRIMARY		OTHER
MANUFACTURED	COMPONENT MFG
PRODUCTS	DISTRIBUTION	PRODUCTS	SEGMENT TOTAL

Net outside sales	$ 78,883,578	$ 52,933,757	$ 26,557,595	$158,374,930
Intersegment sales	2,906,047	203,635	3,569,529	6,679,211
Total sales	$ 81,789,625	$ 53,137,392	$ 30,127,124	$165,054,141 *

Operating income	$2,539,385	$1,499,876	$759,702	$4,798,963

Total assets	$ 46,099,821	$ 14,698,662	$ 13,602,264	$ 74,400,747

SIX MONTHS ENDED JUNE 30, 2004

Net outside sales	$ 77,007,811	$ 46,660,988	$ 20,663,756	$144,332,555
Intersegment sales	3,622,930	671,988	4,438,185	8,733,103
Total sales	$ 80,630,741	$ 47,332,976	$ 25,101,941	$153,065,658 *

Operating income	$2,832,637	$1,871,451	$325,119	$5,029,207

Total assets	$ 41,736,241	$ 14,365,429	$8,665,509	$ 64,767,179

Reconciliation of segment Operating income to consolidated Operating income:

Three Months Ended		Six Months Ended
June 30,	June 30,
2005	2004	2005	2004

Operating income for segments	$ 2,603,911	$ 3,363,274	$ 4,798,963	$ 5,029,207
Corporate incentive agreements	792,155	301,288	1,093,265	601,288
Consolidation reclassifications	31,468	1,119	156,459	9,768
Gain on sale of assets	15,180	14,000	123,837	25,375
Unallocated corporate expenses	(2,664,973)	(2,387,711)	(5,264,445)	(5,135,934)
Other	7,794	(236,700)	(70,354)	(198,694)

Consolidated operating income	$785,535	$ 1,055,270	$837,725	$331,010

*Does not agree to Financial Statements due to consolidation eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The first quarter of 2005 started out on a positive note with increased unit shipments in both the Manufactured Housing and Recreational Vehicle Industries, which represent approximately 71% of the Company’s revenue base. Second quarter 2005 shipment levels in these two industries declined from the first quarter trend, however, they were still ahead of the 2004 levels on a year to date basis. The Industrial and other market sectors, which represent 29% of the Company’s revenue base, remained strong for both the quarter and year to date periods. The Company’s net sales increased approximately 21% in the first quarter from the same period in 2004. Second quarter net sales were comparable with 2004, resulting in year to date sales that were approximately 9.7% ahead of 2004. Second quarter net income decreased approximately $0.3 million from the same period in 2004 and year to date net income was approximately $0.1 million ahead of the June 30, 2004 results. Overall, the Company is operating at approximate break-even sales levels.

The Company increased its market penetration into the Manufactured Housing industry, which represents approximately 42% of 2005 year to date net sales. Sales to this industry for the six month period ended June 30, 2005 were up more than 17% from the previous year, while shipment levels in this industry were up only slightly more than 3% for the same period. The combination of raw material price increases which were passed on to customers and additional market penetration contributed to the Company’s positive results related to this particular market sector. Shipment levels in the Manufactured Housing industry are expected to be between 3% and 5% better than the 2004 figures. The primary product that the Company supplies to this industry continues to migrate from a custom manufactured product to a more general distributed product and as a result is accompanied by lower margins. The Company is continually conducting market research and introducing new products to this industry to supplement its existing manufacturing and distribution capabilities.

Recreational Vehicle market share remained relatively constant from period to period as the Company’s sales to this industry, which represent approximately 29% of 2005 year to date net sales, decreased approximately 1%. Shipment levels in this industry were approximately 1% ahead of the 2004 year to date figures, however, several of the Company’s customers reduced production levels as a result of excess finished goods inventory on hand, thus contributing to the Company’s market sales decline. Additionally, the Company’s raw material inventory levels were susceptible to this production lag and at June 30, 2005, inventories were larger than normal. Shipments in this industry are projected to decrease slightly from the 2004 level which were the second highest in the last 25 years.

Industrial and other market penetration continued as the Company’s sales increased more than 10% for the six months ended June 30, 2005. This penetration is the result of the Company’s dedicated marketing and sales efforts to improve visibility of the Company’s products and capabilities, and establish Patrick Industries as a quality oriented and valued supplier to these particular sectors. While market share is difficult to measure on a micro and macro level within these particular sectors due to the large number of manufacturers and the lack of public reporting, the Company continues to increase its customer base and sales levels in these markets, which represent approximately 29% of net sales, at June 30, 2005.

The Company recorded additional income related to corporate incentive agreements in the second quarter of 2005 of approximately $0.4 million due to an increase in the estimated annual sales volume of products sold in the industries where these incentives are applicable.

The Company’s manufacturing capabilities and available capacity provide significant opportunity for increased sales to all of the industries which the Company serves. The current capital plan, which is in its third and final year, includes expenditures up to $11.0 million in 2005 for buildings, machinery, and equipment to support the Company’s strategic initiatives. In March 2005, the Company obtained $15.0 million in fixed term debt to finance this capital plan which has resulted in increased interest expense of approximately $0.2 million for the quarter and $0.3 million year to date. While recent sales trends have experienced some slight declines, the Company remains committed to its strategic plan to significantly grow its revenue base. The infrastructure is in place to support these and other initiatives and thus increase contribution with increased revenues.

The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

	Three Months		Six Months
Ended June 30,		Ended June 30,
2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.8	87.9	88.4	88.1
Gross profit	12.2	12.1	11.6	11.9
Warehouse and delivery	4.4	4.5	4.4	4.6
Selling, general, & administrative	6.8	6.3	6.7	7.0
Operating income	1.0	1.3	0.5	0.2
Income before taxes	0.5	1.2	0.2	- - -
Income taxes	0.2	0.5	0.1	- - -
Net income	0.3	0.7	0.1	- - -

RESULTS OF OPERATIONS

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Net Sales. Net sales remained constant at $78.6 million for both quarters ended June 30, 2005 and 2004. The Company increased its penetration into the Manufactured Housing industry and Industrial and other markets, however, these increases were offset by lower production at certain of the Company’s recreational vehicle customers due to excess finished goods inventory levels.

Gross Profit. Gross profit also remained consistent at $9.5 million, or 12.1% of net sales for the second quarter of 2004 and 12.2% for the second quarter of 2005. Exclusive of a $0.4 million increase in corporate incentive agreements in the second quarter of 2005, gross profits decreased $0.4 million from $9.5 million in the second quarter of 2004 to $9.1 million in the same period in 2005. The decrease in gross profits is attributable to a 12% increase in direct shipments from quarter to quarter which result in reduced gross margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.1 million, or 2.0%, from $3.5 million in the quarter ended June 30, 2004 to $3.4 million in the same period in 2005. As a percentage of net sales, warehouse and delivery expenses decreased from 4.5% in 2004 to 4.4% in 2005. Increased gasoline prices were offset by decreases in certain fixed delivery costs to keep overall costs aligned with revenues.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.4 million, or 7.4%, from $4.9 million in the second quarter of 2004 to $5.3 million in the same period in 2005. As a percentage of net sales, selling, general, and administrative expenses increased 0.5%, from 6.3% in the second quarter of 2004 to 6.8% in the same period in 2005. The 2004 second quarter includes a $0.4 million gain on life insurance proceeds. Exclusive of the gain on life insurance proceeds, selling, general, and administrative expenses remained comparable at $5.3 million and 6.8% for both quarters ended June 30, 2004 and 2005. Increases in sales expense have been offset by reductions in certain fixed administrative costs including depreciation, building rent, and insurance.

Operating Income. Operating income decreased $0.2 million, or 25.6%, from $1.0 million in the second quarter of 2004 to $0.8 million in the second quarter of 2005. As a percentage of net sales, operating income decreased 0.3%, from 1.3% in 2004 to 1.0% in 2005. The decrease in operating income is attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased by $0.3 million, from $0.1 million in the second quarter of 2004 to $0.4 million in the second quarter of 2005. The increase is attributable to the Company borrowing $15.0 million of fixed term debt in March, 2005 and increased interest expense on the variable rate industrial revenue bonds from period to period. The term debt borrowing was done in conjunction with the Company’s capital expenditure plan for 2004 and 2005.

Net Income. Net income decreased $0.3 million, from $0.5 million in the second quarter of 2004 to $0.2 million in the second quarter of 2005 due to the factors described above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales. Net sales increased $14.0 million, or 9.7%, from $144.3 million in the six months ended June 30, 2004 to $158.3 million in the same period in 2005. The increase is due to increased raw material prices which were passed on to customers, increased shipments in the Manufactured Housing industry, and increased shipments in the Recreational Vehicle industry, primarily in the first quarter of 2005. The Company’s sales are 42% Manufactured Housing, 29% Recreational Vehicle, and 29% Industrial and other markets. In 2004, the Company’s sales were 39% Manufactured Housing, 32% Recreational Vehicle, and 29% Industrial and other markets.

Gross Profit. Gross profit increased $1.3 million, or 7.2%, from $17.1 million in 2004 to $18.4 million in 2005. As a percentage of net sales, gross profit decreased 0.3%, from 11.9% in 2004 to 11.6% in 2005. The decrease in gross profits in dollars and as a percentage of net sales is attributable to a 23% increase in direct shipments to customers from year to year which traditionally carry lower margins. Gross profit in 2005 includes approximately $0.4 million of additional corporate incentive agreements from year to year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.3 million, or 4.6%, from $6.7 million in the six months ended June 30, 2004 to $7.0 million in the same period in 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.2%, from 4.6% in 2004 to 4.4% in 2005. The increase in dollars is due to increased sales and gasoline prices, and the decrease in percentage of net sales is due to comparable fixed costs from period to period on increased sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.4 million, or 4.2%, from $10.1 million in the six months ended June 30, 2004 to $10.5 million in the same period in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.3%, from 7.0% in 2004 to 6.7% in 2005. The six month period ended June 30, 2004 includes a gain on life insurance proceeds of approximately $0.4 million. Exclusive of this gain, selling, general, and administrative expenses increased $0.1 million and decreased as a percentage of net sales by 0.6%, from 7.3% in 2004 to 6.7% in 2005. Increased costs related to investment in personnel in conjunction with the Company’s strategic plan were offset by decreases in other fixed costs including depreciation, rent, and insurance from period to period.

Operating Income. Operating income increased $0.5 million, from $0.3 million in the six months ended June 30, 2004 to $0.8 million in the same period in 2005. The increase in operating income is attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased by $0.3 million, from $0.3 million in the six months ended June 30, 2004 to $0.6 million in the same period in 2005. The increase in interest expense is due to increased variable rates on the industrial revenue bonds, increased borrowings on the Company’s line of credit in the first quarter of 2005, and the Company obtaining an additional $15.0 million in fixed term debt in March, 2005.

Net Income. Net income increased from $33,000 in the six month period ended June 30, 2004 to $0.1 million in the six month period ended June 30, 2005 due to the factors described above.

BUSINESS SEGMENTS

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales decreased $3.4 million, or 7.9%, from $43.4 million in the second quarter of 2004 to $40.0 million in the second quarter of 2005. The decreased net sales are primarily attributable to certain recreational vehicle customers reducing production as a result of excess finished goods inventories in the second quarter.

Gross profit decreased $0.7 million, or 16.0%, from $4.7 million in the second quarter of 2004 to $4.0 million in the second quarter of 2005. As a percentage of net sales, gross profit decreased 0.9%, from 10.9% in 2004 to 10.0% in 2005. The decrease in gross profit dollars and percentage of net sales is due to decreased sales and excess capacity at certain operating units resulting in increased overhead as a percentage of net sales.

Operating income decreased $0.7 million, from $2.1 million in the second quarter of 2004 to $1.4 million in the same period in 2005. The decline is due to decreased gross profits as operating expenses have remained aligned with revenues on a percentage of net sales basis.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $1.0 million, or 3.9%, from $26.2 million in the second quarter of 2004 to $27.2 million in the second quarter of 2005. The increased sales are attributable to increased raw material price increases which were passed on to customers and increased market penetration into the Manufactured Housing sector, which is the primary market this segment serves.

Gross profit decreased $0.3 million, or 8.3%, from $3.3 million in the second quarter of 2004 to $3.0 million in the same period in 2005. As a percentage of net sales, gross profit decreased 1.5%, from 12.6% in 2004 to 11.1% in 2005. The decrease in gross profit in dollars and percentage of net sales is due to an approximate 12% increase in direct shipments to customers which traditionally result in lower margins.

Operating income decreased $0.3 million, from $1.1 million in the second quarter of 2004 to $0.8 million in the second quarter of 2005 due to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

Net sales increased $1.3 million, or 9.8%, from $13.4 million in the second quarter of 2004 to $14.7 million in the same period in 2005. The increase is primarily attributable to increased sales in the Company’s aluminum extrusion division as a result of increased raw aluminum prices and increased market penetration.

Gross profit increased $0.2 million, or 17%, from $1.1 million in the second quarter of 2004 to $1.3 million in the second quarter of 2005. As a percent of net sales, gross profit increased 0.6%, from 8.6% in 2004 to 9.2% in 2005. The increased in gross profit is due to increased sales.

Operating income increased $0.2 million, from $0.2 million in the second quarter of 2004 to $0.4 million in the second quarter of 2005 due to the factors described above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $1.2 million, or 1.4%, from $80.6 million in the six months ended June 30, 2004 to $81.8 million in the same period in 2005. The increase is due to a strong first quarter both in shipments and unit sales in the Recreational Vehicle industry, which is the primary market sector this segment serves, as well as increased penetration into the Industrial and other markets.

Gross profit remained constant at $7.8 million for both six month periods ending June 30, 2004 and 2005. As a percentage of net sales, gross profit decreased 0.2%, from 9.7% in 2004 to 9.5% in 2005. The decrease in gross profit as a percent of net sales is due to excess capacity at certain operating units in the second quarter as a result of decreased production levels at certain of the Company’s Recreational Vehicle customers.

Operating income decreased $0.3 million, or 10.4%, from $2.8 million in the six months ended June 30, 2004 to $2.5 million in the same period in 2005 due to increased operating expenses in the general and administrative areas. The excess capacity in the second quarter contributed to higher fixed costs as a percentage of net sales.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $5.8 million, or 12.3%, from $47.3 million in the six month period ended June 30, 2004 to $53.1 million in the same period in 2005. This increase is due to increased market penetration and raw material price increases which were passed on to the customer in the Manufactured Housing industry, which is the primary market sector this segment serves. Shipments in this industry were up more than 3% from the 2004 levels.

Gross profit decreased $0.2 million, or 3.6%, from $6.1 million in the six months ended June 30, 2004 to $5.9 million in the same period in 2005. As a percent of net sales, gross profit decreased 1.8%, from 12.9% in 2004 to 11.1% in 2005. The decreased gross profits in both dollars and percent of net sales are attributable to a 23% increase in direct shipments to customers which traditionally result in lower margins when compared to warehouse shipments.

Operating income decreased $0.4 million, from $1.9 million in the six months ended June 3, 2004 to $1.5 million in the same period in 2005 primarily due to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

Net sales increased $5.0 million, or 20.0%, from $25.1 million in the six months ended June 30, 2004 to $30.1 million in the same period in 2005. The increase is due to increased market penetration and increased aluminum prices in the Company’s aluminum extrusion division from period to period.

Gross profit increased $0.5 million, or 24.4%, from $2.2 million in the six month period ended June 30, 2004 to $2.7 million in the same period in 2005. As a percent of net sales, gross profit increased 0.3%, from 8.7% in 2004 to 9.0% in 2005. Increased gross profit in this segment is attributable to consistent fixed expenses, coupled with increased sales, resulting in better contribution rates in this segment.

Operating income increased $0.4 million, from $0.3 million in 2004 to $0.7 million in 2005 primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 which began in September, 1999. The final payment is due in September 2005. These funds were used to reduce existing bank debt and for working capital needs.

The Company has a secured bank Revolving Credit Agreement that provides loan availability of $10,000,000 with maturity in the year 2006. In March 2005, the Company secured a term debt financing package for $15,000,000. This package provides for a five year maturity in January, 2010, and a ten year amortization schedule with interest only payments due in 2005 and principal payments to begin in the first quarter of 2006. In order to reduce its vulnerability to variable interest rates, this financing includes an interest rate swap agreement with interest fixed at 4.78%. In conjunction with this agreement and the Company’s projected cash flow needs, the Company reduced its available line of credit from $15,000,000 to $10,000,000 through August 31, 2005. At that date, availability will increase to $15,000,000 and subsequently decrease back to $10,000,000 on February 1, 2006.

Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios, all of which are currently complied with. In addition, the term debt which was obtained in March, 2005 includes certain financial covenants which are incorporated into the overall credit facility.

In conjunction with the strategic and capital plan, the Company increased its capital expenditures for property and equipment in 2004 to approximately $10.6 million. Capital expenditures over the last three years have been approximately $5.3 million, $4.2 million, and $1.8 million for 2003, 2002, and 2001, respectively. The Company expects to spend up to $11.0 million in 2005 on capital expenditures, including buildings and equipment. The Company expects 2006 capital expenditures to decline to a level that is more consistent with prior years. The Company believes that cash generated from operating and borrowings under its credit agreements will be sufficient to fund its working capital requirements, remaining capital expenditures, and the common stock repurchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of the normal business cycles that cause them to change periodically.

A summary of the Company’s contractual cash obligations remaining at June 30, 2005 and for the twelve month periods ending 2006 through 2009 is as follows:

	Payments due by period

Contractual Obligations	Total	2005	2006	2007	2008	2009

Long-term debt, including interest at variable rates**	$5,003,958	$1,158,750	$1,196,250	$870,000	$850,000	$928,958

Long-term debt, including interest at fixed rates**	$11,892,213	$3,062,118	$2,223,701	$2,282,388	$2,203,164	$2,120,842

Operating Leases	$3,479,231	$1,075,427	$1,268,739	$760,092	$282,840	$92,133

Total contractual cash obligations	$20,375,402	$5,296,295	$4,688,690	$3,912,480	$3,336,004	$3,141,933

**Interest payments have been calculated using the fixed rate of 6.82% for the Senior notes and the average 2004 annual interest rate of 2.50% for the Industrial Revenue Bonds.

The Company also has a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding	Date of
Commitment	Committed	at 06/30/05	Expiration

Line of Credit	$10,000,000	$0	May 31, 2006

Borrowings outstanding on the line of credit at July 31, 2005 were $2.7 million.

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for 2005.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, and the write-off of certain receivables in the fourth quarter of 2004 related to one customer, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $200,000 should be adequate for any exposure to loss in our June 30, 2005 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the quarter ended June 30, 2005. The Company ships product based on specific orders from customers and revenue is recognized upon delivery.

Purchasing costs are included in selling, general, and administrative expenses and receiving costs are included in cost of goods sold. Cost of goods sold includes material costs, direct and indirect labor, and overhead expenses. Cost of goods sold further includes inbound freight charges, inspection costs, internal transfer costs, and other costs of the distribution network. Warehouse and delivery costs include costs such as salaries and wages, building rent and insurance, and other overhead costs related to our distribution operations and delivery costs related to the shipment of finished and distributed products to our customers. Due to the Company including certain costs in cost of goods sold that may be different from that of other companies, our gross margins may not be comparable to those other companies.

SEASONALITY

Manufacturing operations in the Manufactured Housing and Recreational Vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the period ended

June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders of the Company was held on May 12, 2005.

(b) Not applicable.

(c) Set forth below is the tabulation of the votes on each nominee for election as a director:

		WITHHOLD
NAME	FOR	AUTHORITY
Robert C. Timmins	4,071,391	368,897
Terrence D. Brennan	4,426,016	14 272
Larry D. Renbarger	3,692,086	811,202

(d)	Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

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

PATRICK INDUSTRIES, INC.
(Company)

Date	August 12, 2005	/S/Robert C. Timmins
Robert C. Timmins
(Lead Director)

Date	August 12, 2005	/S/Paul E. Hassler
Paul E. Hassler
(President)
(Chief Executive Officer & Director)

Date	August 12, 2005	/S/Andy L. Nemeth
Andy L. Nemeth
(Executive Vice President, Finance)
(Chief Financial Officer)