Form 10-Q
period 2005-09-30
PATRICK INDUSTRIES INC
filed 2005-11-14
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ..................

Commission file number 0-3922

PATRICK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1057796
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

107 West Franklin Street, Elkhart, Indiana   46516

(Address of principal executive offices)

(ZIP Code)

(574) 294-7511

(Registrant's telephone number, including area code)

Formerly Located at 1800 South 14th Street, Elkhart, Indiana 46516

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Shares of Common Stock Outstanding as of November 4, 2005: 4,805,698

PATRICK INDUSTRIES, INC.

INDEX

Page No.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets

September 30, 2005 & December 31, 2004	3

Unaudited Condensed Statements of Operations

Three Months Ended September 30, 2005 & 2004, and
Nine Months Ended September 30, 2005 & 2004	4

Unaudited Condensed Statements of Cash Flows

Nine Months Ended September 30, 2005 & 2004	5

Notes to Unaudited Condensed Financial Statements	6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

Condition and Results of OperationS	9

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4: Controls and Procedures	16

PART II: Other Information	17

ITEM 6: EXHIBITS	17

Signatures	18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	SEPTEMBER 30	DECEMBER 31
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 208,958	$ 82,787
Trade receivables	24,426,010	16,720,245
Inventories	36,176,387	34,343,558
Prepaid expenses	980,600	951,192
Deferred tax assets	1,658,000	1,658,000

Total current assets	63,449,955	53,755,782

PROPERTY AND EQUIPMENT, at cost	96,359,755	94,161,533
Less accumulated depreciation	57,229,441	58,518,666
	39,130,314	35,642,867

OTHER ASSETS	2,884,771	2,976,026

Total assets	$105,465,040	$ 92,374,675

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 2,072,223	$ 3,671,430
Short-term borrowings	- - -	7,300,000
Accounts payable	18,190,065	11,389,966
Accrued liabilities	3,694,170	2,624,489

Total current liabilities	23,956,458	24,985,885

LONG-TERM DEBT, less current maturities	17,727,777	4,100,000

OTHER LIABILITIES	2,622,056	2,548,606

Total liabilities	$ 44,306,291	$ 31,634,491

SHAREHOLDERS' EQUITY
Common stock	19,505,488	19,128,021
Accumulated other comprehensive loss	(81,060)	- -
Unearned compensation	(123,602)	- - -
Retained earnings	41,857,923	41,612,163

Total shareholders’ equity	61,158,749	60,740,184

Total liabilities and shareholders' equity	$105,465,040	$ 92,374,675

See accompanying Notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30

	2005	2005	2005	2004

Net Sales	$ 81,132,200	$ 80,260,900	$239,507,130	$224,593,455

Cost of goods sold	71,905,515	69,848,245	211,914,120	197,049,715

Gross Profit	9,226,685	10,412,655	27,593,010	27,543,740

Operating expenses:
Warehouse and delivery expenses	3,351,355	3,543,915	10,333,465	10,217,890
Selling, general, and administrative expenses	5,208,800	5,536,910	15,755,290	15,663,010

Total operating expenses	8,560,155	9,080,825	26,088,755	25,880,900

Operating income	666,530	1,331,830	1,504,255	1,662,840

Interest expense, net	435,185	210,695	1,094,495	486,890

Income before income taxes	231,345	1,121,135	409,760	1,175,950

Federal and state income taxes	92,700	454,100	164,000	476,300

Net income	$ 138,645	$ 667,035	$ 245,760	$ 699,650

Basic and diluted earnings
per common share	$ .03	$ .14	$ .05	$ .15

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	4,779,562	4,731,127	4,762,740	4,689,827

See accompanying Notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 245,760	$ 699,650
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,485,470	4,071,975
(Gain) on sale of fixed assets	(143,213)	(246,075)
Gain on insurance proceeds	- - -	352,800
Deferred income taxes	(62,087)	(45,220)
Other	283,543	211,500

Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(7,705,765)	(10,225,956)
Inventories	(1,832,829)	(14,492,826)
Prepaid expenses	(29,408)	(84,195)
Increase (decrease) in:
Accounts payable and accrued liabilities	7,710,190	15,035,918
Income taxes payable	159,590	475,482

Net cash provided by (used in) operating activities	2,111,251	(4,246,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,813,461)	(7,133,651)
Proceeds from sale of property and equipment	274,374	1,101,167
Other	(33,437)	(96,310)

Net cash (used in) investing activities	(6,572,524)	(6,128,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt	15,000,000	- - -
Short-term borrowings (payments)	(7,300,000)	5,900,000
Payments on long-term debt	(2,971,430)	(2,971,429)
Payments on deferred compensation obligations	(229,066)	(176,436)
Proceeds from exercise of common stock options	166,075	647,780
Other	(78,135)	(61,399)

Net cash provided by financing activities	4,587,444	3,338,516

Increase (decrease) in cash and cash equivalents	126,171	(7,037,225)

Cash and cash equivalents, beginning	82,787	7,077,390

Cash and cash equivalents, ending	$ 208,958	$ 40,165

Cash Payments for:
Interest	$ 1,124,395	$ 611,643
Income taxes	65,477	55,818

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.

In the opinion of Patrick Indsutries, Inc. (the ”Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three months and the nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.

2.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

3.	The inventories on September 30, 2005 and December 31, 2004 consist of the following classes:
September 30	December 31
	2005	2004
Raw materials	$21,325,422	$20,466,965
Work in process	3,111,669	1,955,284
Finished goods	4,903,555	5,336,306
Total manufacturing inventories	29,340,646	27,758,555
Distribution products	6,835,741	6,585,003

TOTAL INVENTORIES	$36,176,387	$34,343,558

The inventories are stated at the lower of cost, First-In First-Out (FIFO) method, or market.

4.

The Company accounts for grants of stock options under its stock option plan based on the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB No. 123 to stock based employee compensation:

Three Months		Nine Months
Ended September 30	Ended September 30
2005	2004	2005	2004

Net income:

As reported	$138,645	$667,035	$245,760	$699,650

Deduct total stock-based employee

compensation expense determined

under fair value based method for

all rewards net of related tax effects	(11,632)	(19,202)	(34,896)	(57,604)

Pro forma	$127,013	$647,833	$ 210,864	$642,046

Basic and diluted earnings per share:

As reported	$.03	$.14	$.05	$.15
Pro forma	.03	.14	.05	.14

5.

Effective March 8, 2005, the Company entered into an interest rate swap agreement with a notional amount of $15.0 million to hedge against increases in variable interest rates. The terms of the agreement effectively fix the interest rate at 4.78% plus the Company’s credit spread with its financial institutions. Based on its terms and conditions, under SFAS No. 133, and SFAS No. 138, Accounting for Derivative Financial Instruments and Hedging Activities, the Company records the hedge at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s statement of operations. Accordingly at September 30, 2005, the Company recorded unrealized losses of $81,060, net of tax, related to the change in fair value of the interest rate swap.

Other Comprehensive Income

The difference between net income and total comprehensive income for the three and nine month periods ended September 30, 2005 is as follows:

Three Months	Nine Months
Ended	Ended
September 30, 2005	September 30, 2005

Net income	$ 138,645	$ 245,760
Change in fair value of interest rate hedge, net of tax	186,940	(81,060)

Comprehensive income	$ 325,585	$ 164,700

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

The table below presents unaudited information about the revenue and operating income of those segments:

Three Months Ended SEPTEMBER 30, 2005

PRIMARY		OTHER
MANUFACTURED	COMPONENT MFG
PRODUCTS	DISTRIBUTION	PRODUCTS	SEGMENT TOTAL

Net outside sales	$ 39,845,633	$ 28,448,410	$ 12,838,157	$ 81,132,200
Intersegment sales	1,420,877	131,452	1,717,205	3,269,534
Total sales	$ 41,266,510	$ 28,579,862	$ 14,555,362	$ 84,401,734	*

Operating income	$1,327,305	$802,768	$496,963	$2,627,036

                 PRIMARY OTHER

MANUFACTURED	COMPONENT MFG
PRODUCTS	Distribution	PRODUCTS	SEGMENT Total

Three Months Ended SEPTEMBER 30, 2004

Net outside sales	$ 40,918,755	$ 27,943,789	$ 11,398,356	$ 80,260,900
Intersegment sales	1,827,117	318,107	1,770,279	3,915,503
Total sales	$ 42,745,872	$ 28,261,896	$ 13,168,635	$ 84,176,403	*

Operating income	$1,736,140	$1,202,133	$339,795	$3,278,068

NINE Months Ended SEPTEMBER 30, 2005

Net outside sales	$118,729,211	$ 81,382,167	$ 39,395,752	$239,507,130
Intersegment sales	4,326,924	335,087	5,286,734	9,948,745
Total sales	$123,056,135	$ 81,717,254	$ 44,682,486	$249,455,875	*

Operating income	$3,866,690	$2,302,644	$1,256,665	$7,425,999

Total assets	$ 45,155,445	$ 14,651,362	$ 13,688,767	$ 73,495,574

NINE Months Ended SEPTEMBER 30, 2004

Net outside sales	$117,926,566	$ 74,604,777	$ 32,062,112	$224,593,455
Intersegment sales	5,450,047	990,095	6,208,464	12,648,606
Total sales	$123,376,613	$ 75,594,872	$ 38,270,576	$237,242,061	*

Operating income	$4,568,777	$3,073,584	$664,914	$8,307,275

Total assets	$ 45,169,127	$ 15,663,623	$ 11,367,027	$ 72,199,777

Reconciliation of segment operating income to consolidated operating income:

3 Months Ended		9 Months Ended
	September 30,		September 30,
2005	2004	2005	2004

Operating income for segments	$ 2,627,036	$ 3,278,068	$ 7,425,999	$ 8,307,275
Corporate incentive agreements	551,297	804,570	1,644,562	1,405,858
Consolidation reclassifications	36,784	251,130	193,243	260,898
Gain on sale of assets	19,377	220,700	143,214	246,075
Unallocated corporate expenses	(2,499,214)	(3,161,839)	(7,763,659)	(8,297,773)
Other	(68,750)	(60,799)	(139,104)	(259,493)

Consolidated operating income	$666,530	$ 1,331,830	$1,504,255	$1,662,840

*Does not agree to Financial Statements due to consolidation eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first quarter of 2005 started out on a positive note with increased unit shipments in both the Manufactured Housing and Recreational Vehicle industries, which represent approximately 72% of the Company’s revenue base. Second quarter 2005 shipment levels in these two industries declined from the first quarter trend, however, they were still ahead of the 2004 levels on a year to date basis. Third quarter shipments followed suit with the second quarter and were basically comparable to the third quarter of 2004, with year to date shipments still ahead of 2004 due to the overall strong first quarter. The hurricanes in the Southeast in the late third and early fourth quarters of 2005 have resulted in increased production and order rates related to the FEMA units in both the Manufactured Housing and Recreational Vehicle industries, which should be reflected in the Company’s fourth quarter sales. The increased production for the FEMA units is expected to last through December 2005. Prior to this temporary ramp up in production, the Company was operating at approximate break-even sales levels.

The Company’s net sales increased approximately 1.1% for the third quarter and 6.6% year to date through September 2005. Overall margins have been reduced in both the third quarter and nine month period due to the competitive climate in the Manufactured Housing and Recreational Vehicle industries, as well as the Company’s initiatives to increase market share which comes primarily through pricing. This margin shift has resulted in approximately 1.6% less gross profit as a percentage of net sales for the quarter and 0.7% for the year to date period. Operating expenses have decreased as a percentage of net sales due to the Company’s strategic cost reduction initiatives, as well as increased revenues with comparable fixed costs from period to period. Operating income was $0.7 million for the third quarter compared to $1.3 million in 2004 and $1.5 million year to date through September 2005 compared to $1.7 million in the prior year. Interest expense increased from period to period and year to year due to increased borrowings to support the Company’s strategic and capital plans. Third quarter net income decreased approximately $0.5 million, or $0.11 per share, and year to date net income was down from 2004 by $0.4 million, or $.10 per share. The Company’s efforts to reduce inventory levels improved cash flows for the quarter and resulted in $1.3 million less inventory than at September 30, 2004 and $3.3 million less inventory than at June 30, 2005. Accounts receivable, inventories, and accounts payable have increased from December 31, 2004 due to the normal cyclicality of the business as the second and third quarters of the year generally produce the largest sales levels.

The Company continued to improve its market position in the Manufactured Housing industry, which represents approximately 43% of 2005 year to date net sales. The Company’s sales to this industry were up more than 14% from the previous year while industry shipment levels were up approximately 1%. Raw material price increases in certain commodity products, as well as increased market penetration, helped to bolster Company sales levels in this market sector. The primary product that the Company supplies to this industry continues to migrate from a custom manufactured product to a more general distributed product and as a result is accompanied by lower margins. The Company is continually conducting market research and introducing new products to this industry to supplement its existing manufacturing and distribution capabilities and increase revenues and product offering.

The Company has picked up some market share in the Recreational Vehicle industry through its manufacturing and extrusion operations. Sales to this sector have decreased approximately 1% from the previous year due to certain of the Company’s customers experiencing decreased sales levels as a result of excess finished goods inventory levels on dealer lots in the first half of the year. The Recreational Vehicle industry represents approximately 29% of the Company’s revenue base at September 30, 2005.

Sales to the Industrial and other markets, which represent approximately 28% of the Company’s revenue base, have increased approximately 6% from year to year through September 2005. This is down from the 10% increase in sales through June 2005 due to declining end-use and substrate markets, increasing import pressure, and customer vertical integration. Additionally, the bankruptcy filing of one of the Company’s larger industrial customers in 2004 continues to negatively impact comparative sales data. While the rate of market penetration improvement has declined, the Company remains focused on its strategic initiative in this market sector. Market information is difficult to determine based on the large number of products and lack of available trade data.

The Company’s manufacturing capabilities and capacity continue to provide a significant opportunity for increased sales to all of the industries that the Company serves. With the availability of raw materials being the only major constraint at this time, the Company is well positioned to supply the needs of all of its customers, not only in the short term for the increased production related to the FEMA orders, but well into 2006 and the foreseeable future. The current capital plan, which is in its third and final year, includes expenditures up to $11.0 million in 2005 for buildings, machinery, and equipment to support the Company’s strategic initiatives. The infrastructure is in place to support these and other initiatives and thus increase contribution without adding a significant amount of additional overhead.

The following table sets forth the percentage relationship to net sales of certain items in the Company's Statements of Operations:

Three Months		Nine Months
Ended September 30,	Ended September 30,
2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.6	87.0	88.5	87.7
Gross profit	11.4	13.0	11.5	12.3
Warehouse and delivery	4.1	4.4	4.3	4.6
Selling, general, & administrative	6.4	6.9	6.6	7.0
Operating income	0.9	1.7	0.6	0.7
Income before taxes	0.3	1.4	0.2	0.5
Income taxes	0.1	0.6	0.1	0.2
Net income	0.2	0.8	0.1	0.3

RESULTS OF OPERATIONS

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Net Sales. Net sales increased $0.9 million, or 1.1%, from $80.2 million in the third quarter of 2004 to $81.1 million in the same period in 2005. The increased sales are attributable to increased shipments of approximately 8% in the Recreational Vehicle industry. These two market sectors account for approximately 72% of the Company’s gross sales.

Gross Profit. Gross profit decreased $1.2 million, or 11.4%, from $10.4 million in the third quarter of 2004 to $9.2 million in the third quarter of 2005. As a percentage of net sales, gross profit decreased 1.6%, from 13.0% in the third quarter of 2004 to 11.4% in the third quarter of 2005. The decreased gross profits in dollars and percentage of net sales is due to margin erosion as a result of competitive pricing situations and increased direct shipments which traditionally command lower margins than warehouse sales in our distribution branches.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.2 million, or 5.4%, from $3.5 million in the third quarter of 2004 to $3.3 million in the same period in 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.3%, from 4.4% in the third quarter of 2004 to 4.1% in the same period in 2005. The decrease in dollars and percentage of net sales is attributable to decreased common carrier freight costs as a result of more items being shipped on Company trucks and increased direct shipments to customers.

Selling, General, and Administrative Expenses. Exclusive of the $0.5 million charge related to the write-off of certain receivables pertaining to a customer’s bankruptcy filing and the gain on sale of building of $0.2 million in the third quarter of 2004, selling, general, and administrative expenses decreased $0.1 million, or 1.3%, from $5.3 million in the three month period ended September 30, 2004 to $5.2 million in the same period in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.2%, from 6.6% in 2004 to 6.4% in 2005. The decrease is attributable to decreased wages, rent, and other corporate expenses as a result of the Company’s continued cost reduction efforts.

Operating Income. Operating income decreased $0.6 million, or 50.0%, from $1.3 million in the third quarter of 2004 to $0.7 million in the third quarter of 2004. The decrease in operating income is primarily attributable to the factors described above.

          Interest Expense, net. Interest expense, net increased $0.2 million, from $0.2 million in the third quarter of 2004 to $0.4 million in the third quarter of 2005. The increase is attributable to increased long-term debt as a result of the Company borrowing $15.0 million of fixed term debt in March 2005 and increased interest on the variable rate industrial revenue bonds from period to period. The term debt borrowing was done in conjunction with the Company’s capital expenditure plan for 2004 and 2005.

Net Income. Net income decreased $0.6 million, from $0.7 million in the third quarter of 2004 to $0.1 million in the third quarter of 2005 due primarily to the factors described above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales. Net sales increased $14.9 million, or 6.6%, from $224.6 million in 2004 to $239.5 million in 2005, primarily due to strong shipment levels in both the Manufactured Housing and Recreational Vehicle industries in the first quarter of 2005. Shipments declined in the second and third quarters from the levels experienced in the first quarter.

Gross Profit. Gross profit increased $0.1 million, from $27.5 million in 2004 to $27.6 million in 2005. As a percentage of net sales, gross profit decreased 0.8%, from 12.3% in 2004 to 11.5% in 2005. The slight increase in dollars is due to increased sales with the corresponding decrease in percent of net sales being attributable to competitive pricing pressures resulting in lower margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.1 million, from $10.2 million in 2004 to $10.3 million in 2005, and decreased as a percentage of net sales from 4.6% in 2004 to 4.3% in 2005. The increase in dollars is due to increased sales and the decrease in percent of net sales is due to comparable fixed costs from period to period.

Selling, General, and Administrative Expenses. Exclusive of a $0.5 million charge related to a certain customer filing for bankruptcy protection, a $0.2 million gain on sale of a building, and a $0.4 million gain on life insurance proceeds in 2004, selling, general, and administrative expenses remained consistent at $15.8 million for both nine month periods ended September 30, 2005 and 2004. As a percentage of net sales, selling, general, and administrative expenses decreased 0.4%, from 7.0% in 2004 to 6.6% in 2005. Decreases in wages, rent, and other fixed administrative expenses helped to offset some of the increased variable expenses as a result of the increased sales. The decrease in percentage of net sales is attributable to increased sales and lower fixed costs from period to period.

Operating Income. Operating income decreased $0.2 million, from $1.7 million in 2004 to $1.5 million in 2005. The decrease in operating income is due to the factors described above.

Interest Expense, net. Interest expense, net increased $0.6 million, from $0.5 million in 2004 to $1.1 million in 2005, due to increased variable rates on the industrial revenue bonds, increased borrowings on the Company’s line of credit in the first quarter of 2005, and the Company obtaining an additional $15.0 million in fixed term debt financing in March 2005.

Net Income. Net income decreased from $0.7 million in 2004 to $0.2 million in 2005 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales decreased $1.5 million, or 3.5%, from $42.7 million in the third quarter of 2004 to $41.2 million in the third quarter of 2005. The decrease is attributable to a 1% decrease in shipments in the Manufactured Housing industry as well as a decrease in sales to certain customers who have reduced production levels due to soft market conditions in the Recreational Vehicle industry in the third quarter of 2005.

Gross profit decreased $0.5 million, or 13.1%, from $4.4 million in the third quarter of 2004 to $3.9 million in the third quarter of 2005. As a percentage of net sales, gross profit decreased 1.0%, from 10.3% in the third quarter of 2004 to 9.3% in the third quarter of 2005. The decrease in dollars and percent of net sales is attributable to the Company pursuing increased market penetration through more competitive pricing.

Operating income decreased $0.4 million, from $1.7 million in the third quarter of 2004 to $1.3 million in the same period in 2005 due primarily to decreased gross margins as operating expenses remained consistent from period to period.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $0.3 million, or 1.1%, from $28.2 million in the third quarter of 2004 to $28.6 million in the third quarter of 2005. The increase in sales is attributable to increased market penetration to certain customers in the Manufactured Housing industry, which is the primary industry this segment serves.

Gross profit decreased $0.4 million, or 12.4%, from $3.4 million in the third quarter of 2004 to $3.0 million in the third quarter of 2005. As a percentage of net sales, gross profit decreased 1.6%, from 12.0% in 2004 to 10.4% in 2005. The decrease in dollars and percentage of net sales is due to an approximate 10% increase in direct shipments to customers which traditionally results in lower margins than on warehouse shipments.

Operating income decreased 33.2%, from $1.2 million in the third quarter of 2004 to $0.8 million in the third quarter of 2005 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

Net sales increased $1.4 million, or 10.5%, from $13.2 million in the third quarter of 2004 to $14.6 million in the same period in 2005. The increase is attributable to increased sales in the Company’s aluminum extrusion division as a result of increased raw aluminum prices and increased market penetration into the Recreational Vehicle industry.

Gross profit increased $0.1 million, or 9.4%, from $1.4 million in the third quarter of 2004 to $1.5 million in the third quarter of 2005. As a percentage of net sales, gross profit decreased 0.1%, from 10.4% in 2004 to 10.3% in 2005. The increase in dollars is attributable to increased sales, while the decrease in percent of net sales is due to competitive pricing situations affecting margins.

Operating income increased $0.2 million, from $0.3 million in the third quarter of 2004 to $0.5 million in the same period in 2005 due primarily to increased sales and slightly lower operating expenses from period to period.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales decreased $0.3 million, or 0.3%, from $123.4 million in 2004 to $123.1 million in 2005. The decreased sales are attributable to shipments levels falling off from the strong first quarter of 2005 as well as certain customers having excess finished goods inventory on hand and decreasing production levels in the second and third quarters of 2005.

Gross profit decreased $0.6 million, or 4.8%, from $12.2 million in 2004 to $11.6 million in 2005. As a percentage of net sales, gross profit decreased 0.4%, from 9.9% in 2004 to 9.5% in 2005. The decrease in sales and percent of net sales is due to competitive pricing situations in markets that this segment serves.

Operating income decreased $0.7 million, or 15.4%, from $4.6 million in 2004 to $3.9 million in 2005 due primarily to decreased sales levels, competitive pricing situations affecting margins, and excess capacity at certain operating units due to production slowdowns at certain of the Company’s customers in the second and third quarters.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $6.1 million, or 8.1%, from $75.6 million in the nine months ended September 30, 2004 to $81.7 million in the same period in 2005. The increase in net sales is due to increased market penetration and raw material price increases which were passed on to customers the Manufacturing Housing industry, which is the primary market this segment serves.

Gross profit decreased $0.6 million, or 6.7%, from $9.5 million in 2004 to $8.9 million in 2005. As a percentage of net sales, gross profit decreased 1.7%, from 12.5% in 2004 to 10.8% in 2005. The decrease in dollars and percent of net sales is due to a 19% increase in direct shipments to customers which traditionally result in lower margins than warehouse sales.

Operating income decreased $0.8 million, or 25%, from $3.1 million in 2004 to $2.3 million in 2005 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS DISCUSSION

Net sales increased $6.4 million, or 16.8%, from $38.3 million in the nine months ended September 30, 2004 to $44.7 million in the same period in 2005. The increase is due to increased market penetration and increased aluminum prices in the Company’s aluminum extrusion division from period to period.

Gross profit increased $0.7 million, or 18.7%, from $3.5 million in 2004 to $4.2 million in 2005. As a percent of net sales, gross profit increased 0.1%, from 9.3% in 2004 to 9.4% in 2005. The increase in dollars and percent of net sales is attributable to increased sales and consistent fixed expenses at certain divisions in this segment, resulting in improved contribution rates from period to period.

Operating income increased $0.6 million, from $0.7 million in 2004 to $1.3 million in 2005 due primarily to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes bear interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 which began in September, 1999. The final payment was made in September 2005. These funds were used to reduce existing bank debt and for working capital needs.

The Company has a secured bank Revolving Credit Agreement that provides loan availability of $10,000,000 with maturity in the year 2006. In March 2005, the Company secured a term debt financing package for $15,000,000. This package provides for a five year maturity in January, 2010, and a ten year amortization schedule with interest only payments due in 2005 and principal payments to begin in the first quarter of 2006. In order to reduce its vulnerability to variable interest rates, this financing includes an interest rate swap agreement with interest fixed at 4.78%. In conjunction with this agreement and the Company’s projected cash flow needs, the Company reduced its available line of credit from $15,000,000 to $10,000,000 through August 31, 2005. At that date, availability increased to $15,000,000 and will subsequently decrease back to $10,000,000 on February 1, 2006.

Pursuant to the Credit Agreement and the term debt which was obtained in March, 2005, the Company is required to maintain certain financial ratios, all of which are currently complied with or have been waived.

In conjunction with the strategic and capital plan, the Company increased its capital expenditures for property and equipment in 2004 to approximately $10.6 million. Capital expenditures over the three previous years were approximately $5.3 million, $4.2 million, and $1.8 million for 2003, 2002, and 2001, respectively. The Company expects to spend up to $11.0 million in 2005 on capital expenditures, including buildings and equipment. The Company expects 2006 capital expenditures to decline to a level that is more consistent with prior years. The Company believes that cash generated from operating and borrowings under its credit agreements will be sufficient to fund its working capital requirements, remaining capital expenditures, and the common stock repurchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of the normal business cycles that cause them to change periodically.

A summary of the Company’s contractual cash obligations remaining at September 30, 2005 and for the twelve month periods ending 2006 through 2009 is as follows:

	Payments due by period

Contractual Obligations	Total	2005	2006	2007	2008	2009

Long-term debt, including interest at variable rates**	$4,973,125	$1,127,917	$1,196,250	$870,000	$850,000	$928,958

Long-term debt, including interest at fixed rates**	$9,013,328	$183,233	$2,223,701	$2,282,388	$2,203,164	$2,120,842

Operating Leases	$2,827,316	$378,012	$1,314,239	$760,092	$282,840	$92,133

Total contractual cash obligations	$16,813,769	$1,689,162	$4,734,190	$3,912,480	$3,336,004	$3,141,933

**Interest payments have been calculated using the average 2004 annual interest rate of 2.50% for the Industrial Revenue Bonds. The debt obligations related to the interest rate swap agreement have been included with the fixed rate loan commitments.

We also have a commercial commitment as described below:

Other Commercial	Total Amount	Outstanding	Date of
Commitment	Committed	at 09/30/05	Expiration

Line of Credit	$15,000,000	$0	May 31, 2006

Borrowings outstanding on the line of credit at October 31, 2005 were $1.5 million.

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for the remainder 2005.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November, 2002, and the write-off of certain receivables in the fourth quarter of 2004 related to one customer, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $200,000 should be adequate for any exposure to loss in our September 30, 2005 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the quarter ended September 30, 2005. The Company ships product based on specific orders from customers and revenue is recognized upon delivery.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a) Exhibits:

10(z)

Amendment, dated September 13, 2005, to the Shareholder Rights Agreement between the Company and Harris Bank, N.A., as rights agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference)

10(aa)

Registration Rights Agreement, dated September 13, 2005, between the Company and Tontine Capital Partners, L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference)

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

PATRICK INDUSTRIES, INC.
(Company)

Date	November 11, 2005	/S/Robert C. Timmins
Robert C. Timmins
(Lead Director)

Date	November 11, 2005	/S/Paul E. Hassler
Paul E. Hassler
(President)
(Chief Executive Officer)

Date	November 11, 2005	/S/Andy L. Nemeth
Andy L. Nemeth
(Executive Vice President, Finance)
(Chief Financial Officer)