Form 10-K
period 2005-12-31
PATRICK INDUSTRIES INC
filed 2006-03-28
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number 0-3922

PATRICK INDUSTRIES, INC.

(Exact name of Company as specified in its charter)

Indiana	35-1057796
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

107 West Franklin Street, P.O. Box 638, Elkhart, Indiana (Address of principal executive offices)	46515 (ZIP code)

Company’s telephone number, including area code: (574) 294-7511

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, WITHOUT PAR VALUE

PREFERRED SHARE PURCHASE RIGHTS

(Title of each class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2005 (based upon the closing price on NASDAQ and an estimate that 96.25% of the shares are owned by non-affiliates) was $44,967,825. The closing market price was $9.79 on that day and 4,772,198 shares of the Company’s common stock were outstanding.

As of March 16, 2006 there were 4,843,208 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Patrick Industries, Inc. (the “Company”) is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle Industries. In addition, the Company is a supplier to certain other industrial markets, such as kitchen cabinet, furniture manufacturing, office furniture, commercial fixtures and furnishings, marine, architectural, and the automotive aftermarket. The Company manufactures decorative vinyl and paper panels, wrapped mouldings, cabinet doors, components for electronic desks, countertops, aluminum extrusions, drawer sides, adhesives, and laminating machines. The Company is also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

The Company has a nationwide network of distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of its customers. The Company believes that it is one of the few suppliers to the Manufactured Housing and Recreational Vehicle Industries that has such a nationwide network. The Company maintains three manufacturing plants and a distribution facility near its principal offices in Elkhart, Indiana, and operates eleven other warehouse and distribution centers and twelve other manufacturing plants in twelve other states.

The Company is an Indiana corporation and was founded in 1959 and incorporated in 1961.

Strategy

The Company believes that it has developed quality working relationships with its customers and has oriented its business and the expansion of its business to the needs of these customers. These customers include all of the larger Manufactured Housing and Recreational Vehicle manufacturers. The Company’s customers generally demand high quality standards, quick response time, and a high degree of flexibility from their suppliers. The result has been that the Company focuses on maintaining and improving the quality of its manufactured products, and has developed a nationwide manufacturing and distribution presence in response to its customers’ needs for flexibility. As the Company explores new markets and industries, it believes that this nationwide network provides it with a strong foundation for future growth.

In 2005 approximately 45% of the Company’s sales are to the Manufactured Housing Industry, 28% to the Recreational Vehicle Industry, and 27% to the Industrial and Other markets. In 2004, approximately 41% of the Company’s sales were to the Manufactured Housing Industry, 31% to the Recreational Vehicle Industry, and 28% to the Industrial and Other markets. The Manufactured Housing and Recreational Vehicle Industries are generally characterized by price sensitivity, cyclical demand and production, small order quantities, and short lead times. The Industrial and Other markets, while similar in some aspects, are characterized by longer production runs and quality customer service.

Management has identified several operating strategies, including the following:

Diversification into Other Industrial Markets

While the Company continually seeks to improve its position as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries, it is also seeking to expand its product lines into other industrial markets. Many of the Company’s products, such as countertops, cabinet doors, laminated panels, and shelving, have applications in the Kitchen Cabinet, Office Furniture and Fixture, and Architectural markets. In addition, the manufacturing processes for the Company’s aluminum extrusions can be easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets. The Company’s adhesives are produced for a number of industrial applications.

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

Utilization of Manufacturing Capacity

In 2005, the Company invested approximately $8.5 million, and in the last 5 years the Company has invested approximately $30.4 million, to upgrade existing facilities and equipment and to purchase manufacturing and distribution facilities and equipment to accommodate all of its product offerings. The capacity created by these investments has enabled the Company to accommodate future growth in the Company’s product lines and markets.

Strategic Acquisitions and Expansion

The Company supplies a broad variety of building material products and, with its nationwide manufacturing and distribution capabilities, is well-positioned for the introduction of new products. The Company, from time to time, considers the acquisition of additional product lines, facilities, companies with a strategic fit, or other assets to complement or expand its existing business. The Company is actively pursuing quality business acquisition opportunities.

In March 2004, the Company purchased a new building complex in Elkhart, Indiana for the consolidation of its manufacturing operations in that area. This acquisition will provide opportunities for improved efficiencies and capacity for future growth both in manufacturing and distribution operations.

Business Segments

The Company’s operations through December 31, 2005 comprise four reportable segments which include the Primary Manufactured Products segment, the Distribution segment, the Other Component Manufactured Products segment, and the Engineered Solutions segment. Information related to those segments is contained in “Note 14-Segment Information” appearing in the financial statements included herein as noted in the index appearing under Item 15(a)(1) and (2).

Principal Products

Through its manufacturing divisions, the Company manufactures decorative vinyl and paper panels, wrapped mouldings, cabinet doors, interior passage doors, kitchen cabinets, countertops, aluminum extrusions, drawer sides, adhesives, and laminating machines. In conjunction with its manufacturing capabilities, the Company also provides value added processes including custom fabrication, edge-banding, drilling, and cut to size capabilities. The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, vinyl and hardwood flooring, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

Manufactured panels contributed 34%, 35%, and 36% of total sales for the years ended December 31, 2005, 2004, and 2003, respectively.

Pre-finished wall panels contributed 18%, 16%, and 13% of total sales for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Manufacturing Processes and Operations

The Company’s primary manufacturing facilities utilize various materials including gypsum, particleboard, plywood, and fiberboard which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. Laminated products are used in the production of wall, cabinet, shelving, counter, and fixture products with a wide variety of finishes and textures.

The Company’s Metals division produces semi-fabricated and fabricated aluminum extrusions for structural and non-structural applications. These extrusions are custom made for window and wall systems, awning applications, home door framing, recreational vehicle framing and trim applications, stadium seating, military vehicles, conveyance systems, marine products, and other commercial and industrial applications.

The Company manufactures two distinct cabinet door product lines. One product line is manufactured from raw lumber using solid oak and other hardwood materials. The Company’s other line of doors is made of laminated fiberboard. The Company’s doors are sold mainly to the Manufactured Housing and Recreational Vehicle Industries. The Company also markets to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

The Company’s adhesive division, which supplies adhesives used in most of the Company’s manufacturing processes and to outside industrial customers, uses a process of mixing non-toxic, non-hazardous chemicals with water to produce a variety of adhesives and paint sold in tubes, pails, barrels, totes, and rail tank cars.

Markets

The Company is engaged in the manufacturing and distribution of building products and material for use primarily by the Manufactured Housing and Recreational Vehicle Industries, and other Industrial markets.

Manufactured Housing

The Manufactured Housing Industry has historically served as a more affordable alternative to the traditional home buyer. Because of the relatively lower cost of construction as compared to site-built homes, manufactured homes traditionally have been one of the principal means for first-time home buyers to overcome the obstacles of large down payments and higher monthly mortgage payments. Manufactured housing also presents an affordable alternative to site-built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes. The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of home buyers.

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

Modular homes, which are a component of the Manufactured Housing Industry, are factory built homes that are built in sections and transported to the site for installation. These homes are generally set on a foundation and are subject to land/home financing terms and conditions. These units in recent years have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost, as well as their less restrictive access to financing when compared to the chattel lending market.

The Manufactured Housing Industry is fairly cyclical and is affected by the availability of alternative housing, such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Industry has been at the cyclical low point of the cycle over the past seven years where shipments steadily decreased on an annual basis from 1999 to 2004. The 2005 shipment statistics showed improvement which was aided by the increased demand for FEMA units as a result of the hurricane damage in the southeast in the third quarter of 2005. Exclusive of this incremental demand, shipment levels for the 2005 year were estimated at approximately 126,000 units, or down more than 1% from the 2004 shipment levels. From 1998 to 2005, shipments have declined more than 60%.

The Company believes that the factors responsible for the most recent declines include lack of available financing and access to the asset backed securities markets, high vacancy rates in apartments, high levels of repossessed inventories, and over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes. Beginning in mid-1999 and continuing through 2005, the Manufactured Housing Industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for both retail and dealers. As a result, the industry has experienced five consecutive years of decline in the number of industry shipments with 2003 and 2004 finishing at levels which were almost 62% lower than those experienced in 1999. There is speculation that the coming year will provide an increase of approximately 5% to 10% in unit shipments from the 2005 levels which is supported by the demand for permanent rebuilding in the hurricane damaged areas and repossessed inventory levels that have been reduced to a manageable level. However, the availability of financing and access to the asset-backed securities market is still restricted. Additionally, employment growth and an increase in mortgage interest rates on conventional housing are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels.

Manufactured Housing Shipments:

1990 - 188,200
1991 - 170,700
1992 - 210,800
1993 - 254,300
1994 - 303,900
1995 - 339,600
1996 - 363,400
1997 - 353,400
1998 - 372,800
1999 - 348,700
2000 - 250,600
2001 - 193,200
2002 - 168,500
2003 - 130,900
2004 - 130,800
2005 - 146,700

Recreational Vehicles

The Recreational Vehicle Industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities. Fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, in the past, have had an adverse impact on recreational vehicle sales. Recently the industry has been characterized by increased demand as a result of continued growth in disposable incomes, low inflation and low interest rates. Increased gasoline prices over the past two years appear to have impacted the sales of motorized units, however the towable unit shipments still remain strong. Long term trends point to market growth because of favorable demographics.

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

A motor home is a self-powered vehicle built on a motor vehicle chassis. The interior typically includes a driver’s area, kitchen, bathroom, dining, and sleeping areas. Motor homes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding, and water storage facilities. Although they are not designed for permanent or semi-permanent living, motor homes do provide comfortable living facilities for short periods of time.

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

The period beginning in 1999 and continuing through 2005 resulted in six out of the seven years with shipment levels over 300,000 units. In 1999, the Industry shipped 321,200 units. Increased gasoline prices and uncertainty with regards to the economy resulted in shipment declines over the next two years of more than 20%. The Industry rebounded in 2002, and that rebound continued through 2004, due to improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. Shipment levels in 2003 improved yet again almost to the 1999 levels and 2005 shipments levels are at near all time highs. The damage from the hurricanes in the southeast in the third quarter of 2005 resulted in increased demand for temporary housing and it is estimated that almost 39,000 incremental units were shipped to support the FEMA orders from September through December, 2005. While demographic trends point to positive conditions for this particular market sector in the foreseeable future, it is unknown at this time whether these near record trends will continue into 2006.

Recreational Vehicle Shipments

1990 - 173,100
1991 - 163,300
1992 - 203,400
1993 - 227,800
1994 - 259,200
1995 - 247,000
1996 - 247,500
1997 - 254,500
1998 - 292,700
1999 - 321,200
2000 - 300,100
2001 - 256,800
2002 - 311,000
2003 - 320,800
2004 - 370,100
2005 - 384,400

Other Markets

Many of the Company’s core products, including its laminated panels, countertops, cabinet doors, shelving, and high pressure laminate may be utilized in the kitchen cabinet, store fixture and commercial furnishings, and home and office furniture markets. These markets are categorized by a less price driven customer base and provide opportunity for the Company to diversify its customer base while providing increased contribution and efficiency improvements to its core competencies. While the residential furniture markets have been severely impacted by import pressures, the other markets still provide opportunities for increased sales penetration and market share gains.

The Company’s aluminum extrusion process is easily applied to the production of accessories and parts for recreational vehicles, trucks, vans, and automobiles, as well as architectural and certain other building products. The Company’s adhesives are marketed in many industrial adhesive markets.

While demand in these industries also fluctuates with general economic cycles, the Company believes that these cycles are less severe than those in the Manufactured Housing and Recreational Vehicle Industries. As a result, the Company believes that diversification into other industrial markets will reduce its reliance on the markets it has traditionally served and will mitigate the impact of their historical cyclical patterns on its operating results. The Company has the available capacity to increase market share and continue to provide excellent customer service in all of the industries that it serves.

Marketing and Distribution

The Company’s sales are to Manufactured Housing and Recreational Vehicle manufacturers and other industrial products manufacturers. The Company has approximately 1,400 customers. The Company has three customers, who together accounted for approximately 24% and 26% of the Company’s total sales in 2005 and 2004, respectively. Ten other customers collectively accounted for approximately 24% of 2005 sales. The Company believes it has good relationships with its customers.

Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by the Company. Approximately 48% of the Company’s distribution segment products are shipped directly from the suppliers to the customers. The Company typically experiences a one to two week delay between issuing its purchase orders and delivering of products to the Company’s warehouses or customers. As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service. The Company’s customers do not maintain long-term supply contracts, and therefore the Company must bear the risk of accurate advance estimation of customer orders. The Company maintains a substantial inventory to satisfy these orders. The Company has no significant backlog of orders.

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

Suppliers

During the year ended December 31, 2005, the Company purchased approximately 73% of its raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 48% of the Company’s purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products which are available from many suppliers. The Company maintains a supply agreement with one of its major suppliers of materials to the Manufactured Housing Industry that would have a negative impact on sales in the short term in the event of any unforeseen negative circumstances. The Company believes that is has a good relationship with this supplier and all of its other suppliers. Alternate sources of supply are available for all of the Company’s major material purchases.

Competition

The Manufactured Housing and Recreational Vehicle Industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality, and service. The Company has several competitors in each of its classes of products. Some manufacturers and suppliers of materials purchased by the Company also compete with it and sell directly to the same industries. While most of the Company’s competitors compete with the Company on a regional basis, the Company has one competitor who competes with it on a national basis. In order for a competitor to compete with the Company on a national basis, the Company believes that a substantial capital commitment and investment and experienced personnel would be required. The other industrial markets in which the Company continues to expand are also highly competitive.

Employees

As of December 31, 2005, the Company had 1,046 employees of which 939 employees were engaged directly in production, warehousing, and delivery operations; 46 in sales; and 61 in office and administrative activities. There are two manufacturing plants and one distribution center covered by collective bargaining agreements. The Company considers its relationships with its employees to be good.

The Company provides retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

Executive Officers of the Company

The following table sets forth the executive officers of the Company, as of December 31, 2005:

Name	Position

Paul E. Hassler	President and Chief Executive Officer
Andy L. Nemeth	Executive Vice President of Finance, Secretary-Treasurer, and Chief Financial Officer
Gregory J. Scharnott	Executive Vice President of Operations and Distribution

Paul E. Hassler (age 58) assumed the position of President and Chief Executive Officer April 5, 2004. Prior to that, Mr. Hassler held the position of Vice President Operations and Distribution - West from December, 2003 through the first quarter of 2004, General Manager of California Operations from 1986 to 1994 and Executive Director of West Coast Operations from 1994 to 2003. Mr. Hassler has over 34 years of Manufactured Housing, Recreational Vehicle, and Industrial experience in various capacities.

Andy L. Nemeth (age 37) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May, 2004. Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from May, 2003 to April, 2004 and Secretary-Treasurer from July, 2002 to May, 2003. Mr. Nemeth was a Division Controller from May, 1996 to July, 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now Pricewaterhouse Coopers). Mr. Nemeth has over fifteen years of Manufactured Housing, Recreational Vehicle, and Industrial experience in various financial capacities.

Gregory J. Scharnott (age 55) was elected Executive Vice President of Operations and Distribution as of May, 2004. Mr. Scharnott was Vice President Operations and Distribution - East as of December, 2003, and prior to that, Mr. Scharnott was Executive Director of Midwest Operations from February, 2001 to June, 2002 and Vice President of Operations from June, 2002 to December, 2003. Mr. Scharnott has over 27 years of manufacturing management experience, including 20 years with the General Electric Company.

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

ITEM 1A. RISK FACTORS

•

Competition – The Company operates in a highly competitive business environment and its sales could be negatively impacted by its inability to maintain or increase prices, changes in geographic or product mix, or the decision of its customers to purchase competitive products instead of the Company’s products. Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by purchasers of the Company’s products.

•

Seasonality and Cyclical Economic Conditions in the Markets the Company Serves – The primary markets to which the Company sells include the Manufactured Housing and Recreational Vehicle Industries, which are cyclical and dependent on various factors including interest rates, access to financing, inventory and production levels, and other economic and demographic factors. The Company’s sales levels and operating results could be negatively impacted by changes in any of these items.

•

Cost and Availability of Raw Materials – Prices of certain materials including gypsum, lauan, particleboard, MDF, aluminum, and other products can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and are dependent upon vessel shipping schedules and port availability. Further, certain of the Company’s commodity product suppliers are operating at or near capacity resulting in some products having the potential of being put on allocation. The Company’s sales levels and operating results could be negatively impacted by changes in any of these items.

•

Insurance Coverages and Terms and Conditions – The Company negotiates its insurance contracts annually for property, casualty, workers compensation, general liability, health insurance, and Directors and Officers Liability coverage. Due to conditions within these insurance markets and other factors beyond the Company’s control, future coverage limits, terms and conditions and the amount of the related premiums could have a negative impact on the Company’s operating results. While the Company continually measures the risk/reward of policy limits and coverage, the lack of coverage due to circumstances beyond the Company’s control could result in potential uninsured losses.

•

Executive Officers and Key Personnel – The loss of any of our executive officers or other key personnel could reduce our ability to manage our business and strategic plan in the short term and could cause our sales and operating results to decline.

•

Acquisitions – As part of our business and strategic plan, we continue to look for strategic acquisitions to provide accretive shareholder value. These acquisitions require the effective integration of an existing business and its administrative, financial, marketing, sales and manufacturing, and other functions to maximize synergies. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of the acquisitions.

•

Inventories – The Company’s customers generally do not maintain long-term supply contracts and therefore the Company must bear the risk of advance estimation of customer orders. The Company maintains a substantial inventory to support these customers’ needs. Changes in demand, market conditions, or product specifications could result in material obsolescence and a lack of alternative markets for certain of the Company’s customer specific products and could negatively impact operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2005, the Company maintained the following warehouse, manufacturing and distribution facilities:

Location	Use	Area Sq. Ft.	Ownership or Lease Arrangement

Elkhart, IN	Manufacturing(P)	40,000	Leased to 2007
Elkhart, IN	Distribution(D)	107,000	Owned
Elkhart, IN	Manufacturing (P)	182,000	Owned
Elkhart, IN	Admin. Offices	35,000	Owned
Mishawaka, IN	Manufacturing(E)	191,000	Owned, Subject to Mortgage
Decatur, AL	Distribution(D)	30,000	Leased to 2006
Decatur, AL	Manufacturing(P)	35,000	Owned
Decatur, AL	Manufacturing(P)(O)	59,000	Owned
Valdosta, GA	Distribution(D)	31,000	Owned
New London, NC	Mfg. & Dist.(P)(D)	163,000	Owned, Subject to Mortgage
Halstead, KS	Distribution(D)	36,000	Owned
Waco, TX	Mfg. & Dist.(P)(D)	106,000	Owned
Waco, TX	Manufacturing(P)	21,000	Leased to 2006
Mt. Joy, PA	Manufacturing(P)	33,000	Owned
Mt. Joy, PA	Mfg. & Dist. (P)(D)	56,000	Owned
Ocala, FL	Manufacturing(P)	56,000	Owned
Fontana, CA	Mfg. & Dist.(P)(D)	110,000	Owned
Fontana, CA	Manufacturing(P)	72,000	Owned
Fontana, CA	Mfg. & Dist.(P)(D)	71,000	Leased to 2009
Woodland, CA	Distribution (D)	17,000	Leased to 2006
Phoenix, AZ	Manufacturing (P)	45,000	Leased to 2007
Woodburn, OR	Mfg. & Dist.(P)(D)(O)	153,000	Owned, Subject to Mortgage
Boulder City, NV	Manufacturing(O)	25,000	Leased to 2006

(P) Primary Manufactured Products

(D) Distribution

(O) Other Component Manufactured Products

(E) Engineered Solutions

Additionally, the Company owns a 30,900 square foot building in Elkhart, IN which is currently for sale and approximately 20 acres of land in Elkhart, IN which is also for sale. As of December 31, 2005, the Company owned or leased 28 trucks, 40 tractors, 76 trailers, and 133 forklifts. All owned and leased facilities and equipment are in good condition and well maintained.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company’s common stock as reported on NASDAQ/NMS for each quarterly period during the last three years were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2005	$11.000 - $ 9.220	$10.230 - $ 8.500	$12.437 - $ 8.220	$11.390 - $ 9.620
2004	$10.000 - $ 8.130	$12.700 - $ 9.500	$12.200 - $ 9.550	$11.720 - $ 8.590
2003	$ 7.640 - $ 6.490	$ 6.690 - $ 6.330	$ 6.860 - $ 6.330	$ 8.850 - $ 6.840

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

There were approximately 500 holders of the Company’s common stock as of March 17, 2006 as taken from the transfer agent’s shareholder listing. It is estimated that there are approximately 1,200 holders of the Company’s common stock held in street name.

The Company declared a first time quarterly dividend of $.04 per common share starting June 30, 1995 and continued it through the first quarter of 2003. The Board of Directors decided to suspend the quarterly dividend in the second quarter of 2003 due to industry conditions. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

During the fourth quarter of 2005, the Company did not repurchase any of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for each of the five years set forth below has been derived from financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, certain of which have been included elsewhere herein. The following data should be read in conjunction with the Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein:

	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)

Net sales	$323,400	$301,555	$274,682	$308,755	$293,070
Gross profit	38,140	35,880	32,183	39,193	34,012
Warehouse and delivery expenses	13,904	13,719	12,916	14,329	14,407
Selling, general, and administrative expenses	20,400	20,489	18,443	23,546	24,926
Impairment charges	- - -	- - -	- - -	- - -	2,834
Restructuring charges	- - -	- - -	235	269	423
Operating income	3,836	1,672	589	1,049	(8,578)
Interest expense, net	1,396	671	679	891	962
Income taxes (credits)	1,016	400	(35)	63	(3,769)
Net income (loss)	1,424	601	(55)	95	(5,771)
Basic earnings (loss) per common share	.30	.13	(.01)	.02	(1.28)
Diluted earnings (loss) per common share	.30	.13	(.01)	.02	(1.28)
Weighted average common shares outstanding	4,774	4,704	4,601	4,547	4,524
Cash dividends, per common share	- - -	- - -	.04	.16	.16
Working capital	39,447	28,770	35,635	38,566	39,082
Total assets	99,730	92,375	81,142	86,466	91,970
Long-term debt	16,472	4,100	7,771	11,443	15,114
Shareholders’ equity	62,680	60,740	59,248	59,279	59,504

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For the Company, fiscal 2005 could be characterized by opportunity and execution. In 2004, through organizational and operational changes, the Company established its platform for future growth. In 2005 the Company set out on its strategic plan to capitalize on that platform. While the first three quarters of 2005 provided fairly stagnant market conditions and Company earnings at approximately $0.2 million, or $.05 per share, the spike in demand for FEMA units in the fourth quarter in the Manufactured Housing and Recreational Vehicle Industries, as a result of the need for temporary housing in hurricane damaged areas, produced market conditions not seen in many years, and an opportunity for the Company to perform under almost optimal conditions. Consequently the Company posted operating results in the fourth quarter which bettered any quarter in the last four years. Further, the Company’s size, national presence, available capacity, and valued employee and supplier relationships proved to be invaluable in accommodating this need and we were able to continue to provide quality service to our customers in this time of national crisis.

After several years of reporting relatively flat operating performance, the Company posted its strongest operating results since 1999. Revenues in the fourth quarter increased over 9% from the previous year and represented the highest quarter in the 2005 fiscal year. Annual revenues were $323.4 million, or 7% ahead of the $301.6 million reported in 2004, and the highest since fiscal 2000. Operating income for the quarter was $2.3 million compared to $9,000 in 2004, and net income was $1.2 million, or $.25 per share, compared to a loss of $0.1 million, or $.02 per share in 2004. Operating income for the year was $3.8 million, or more than doubled the $1.7 million reported in 2004, and the highest since 1999. Net income reported for the year was also the highest since 1999, at $1.4 million, or $.30 per share, compared to $0.6 million in 2004, or $.13 per share. Operating income in 2005 includes an additional $0.7 million, or $.08 per share, related to additional volume incentive rebates from certain vendors as a result of increased production and sales for the year. The 2004 results include a $0.5 million, or $.06 net of tax, charge to operations for bad debts related to one customer, and gains of approximately $0.5 million, or $.07 net of tax, related to life insurance proceeds and a sale of buildings. Interest expense increased approximately $0.7 million from the previous year due to the Company taking on $15 million of fixed term debt financing in March, 2005 to support its 2003-2005 capital expenditure plan. Capital expenditures were $8.5 million in 2005 and over the past three years were approximately $24.4 million. As the most recent capital initiative is complete, estimated capital expenditures for 2006 are $5 million.

Receivables increased from the prior year due to the increased sales in the fourth quarter and inventory levels decreased as a result of the Company’s strategic initiative to maintain certain turn levels. The Company expects inventory levels to rise in the first quarter, due to the expected increase in demand, however turn targets have been set for the year to maximize inventory utilization.

On a macroeconomic level, the year was characterized by economic uncertainty, a booming housing market, rising interest rates, unstable gasoline prices, and massive destruction as a result of the hurricanes in the southeast. Additionally, large losses and workforce reductions in the US auto industry and intensified political pressure as a result of the war in Iraq clouded the overall economic picture. Market conditions for most of the year in the Manufactured Housing and Recreational Vehicle Industries, which represent 73% of the Company’s sales at December 31, 2005, included a Manufactured Housing Industry in its third consecutive year with shipments at their lowest levels in more than 40 years, and a Recreational Vehicle Industry that is performing at optimum levels not seen in less than 25 years. The market conditions in the Industrial market sector, which comprise 27% of the Company’s December 31, 2005 sales, were bolstered by strong residential housing starts and continued commercial building development.

The Manufactured Housing Industry, which represents approximately 45% of the Company’s sales at December 31, 2005, continued to ship units at a stagnant pace for the first three quarters of 2005. While first quarter 2005 shipments improved more than 7% over the previous year and appeared to have some momentum aided by hurricanes in the fourth quarter of 2004, the second and third quarters quickly leveled off finishing a combined 0.5% down from the previous year’s comparable period. The FEMA demand in the fourth quarter boosted shipment levels by 42% from 2004 and 12% year to date, and provided a temporary fix to many of the economic difficulties affecting the Manufactured Housing Industry. Retail dealer lots were emptied and plants rushed to fill capacity levels. While the initial spike lasted for the fourth quarter, it remains unclear when and if there will be another round of FEMA orders released. Further, the economic uncertainty related to financing has not yet been solved and provides an unclear picture as to what the future holds for this market in the traditional sense. Many of the manufacturers are continuing to shift towards modular units where land/home financing is more readily available and comparable with traditional residential housing terms. Overall, the Company’s sales to the Manufactured Housing Industry were up more than 15% from the previous year.

The Recreational Vehicle Industry, which represents approximately 28% of the Company’s December 31, 2005 sales, continued on its torrid pace for the first quarter of 2005 with shipments improving more than 6% over those in 2004. The second quarter gave indications that dealer lots were filling up and that demand was decreasing as shipments decreased almost 5% from 2004. Third quarter shipments improved more than 8% and fourth quarter shipments were up 7% as a result of the FEMA demand. Year to date shipments were up almost 4% from 2004 and have surpassed the 350,000 unit level for only the second time in twenty five years. The Company’s sales to the Recreational Vehicle Industry were comparable with those in 2004. Decreased sales and production levels at certain of our customers had a direct impact on the Company keeping up with overall industry increases on a percentage basis. While higher gasoline prices appear to have affected the motorized units which are down more than 14% from 2004, towable units are still in demand and finished the year more than 8% ahead of 2004. This demand, exclusive of the FEMA situation, is expected to continue through the first quarter.

The Industrial market sector, which represents approximately 27% of the Company’s sales at December 31, 2005, also provided opportunities to increase market share with the products associated with residential housing, where sales of new family homes grew over 6% from 2004, and commercial and office furniture and fixture sales were up more than 10%. The products supplied to these markets are characterized by longer production runs resulting in increased operating efficiencies, and a less price-driven customer base. While overall market statistics are difficult to derive due to the vast nature of the products involved, complexity of the customer base, and lack of available industry trade information, the Company’s sales to these sectors increased more than 5% from 2004. The Industrial and other market sector is a key focus area to help diversify the Company’s customer base. In 2005, overall sales to this sector were negatively impacted by customer attrition primarily in the residential furniture markets which have been, and will continue to be, severely affected by imports. The furniture market represents approximately 4% of the Company’s total Industrial sales mix.

While market conditions in all of the sectors that the Company participates remain questionable and any downturns could have a material impact on operating performance, the Company continues to have adequate capacity to support future growth and the financial strength to drive its strategic plan. Key focus areas for 2006 include identifying and executing strategic accretive acquisitions, capturing market share, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. The Company is structured to take on significantly more revenue without adding significant incremental overhead and therefore improve contribution rates with increased volume, and increase profitability and shareholder returns.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s statements of operations:

	Year Ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.2	88.1	88.3
Gross profit	11.8	11.9	11.7
Warehouse and delivery	4.3	4.5	4.7
Selling, general and administrative	6.3	6.8	6.7
Restructuring charges	- -	- -	0.1
Operating income	1.2	0.6	0.2
Net income	0.4	0.2	0.0

RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Net sales increased $21.8 million, or 7.2%, to $323.4 million in 2005 from $301.6 million in 2004. The increased sales are attributable to increased production in the Manufactured Housing and Recreational Vehicle Industries in the first and fourth quarters of the year. The Company’s sales increased $14.0 million in the first quarter due to increased shipments in the Manufactured Housing and Recreational Vehicle Industries of approximately 7% and 6%, respectively. First quarter shipment increases were bolstered by FEMA demand as a result of fourth quarter 2004 hurricane damage. Fourth quarter 2005 sales increased $6.9 million, or 9.0%, due primarily to increased demand for units as a result of the hurricane damage in the third quarter of 2005. Shipments were up in the Manufactured Housing and Recreational Vehicle Industries in the fourth quarter by 42%, and 7%, respectively. The Manufactured Housing and Recreational Vehicle Industries represent approximately 73% of the Company’s sales in 2005 compared to 72% in 2004. The Company’s sales to the Industrial and other markets were up approximately 5% from year to year.

Gross Profit. Gross profit increased $2.2 million to $38.1 million in 2005 from $35.9 million in 2004. As a percentage of net sales, gross profit decreased 0.1% to 11.8% in 2005 from 11.9% in 2004. The increased dollars are attributable to increased sales and the decrease in percentage of net sales is due to margin losses in the distribution segment as a result of the loss of certain products due to certain suppliers selling direct to customers and discontinuing product lines. Gross profit in 2005 includes an additional $0.7 million, or 0.2% of net sales, of volume related rebates from various vendors. These rebates are contingent on a number of variables and could increase or decrease based on market conditions, sales levels, and other factors.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.2 million to $13.9 million in 2005 from $13.7 million in 2004. As percentage of net sales, warehouse and delivery expenses decreased 0.2% to 4.3% in 2005 from 4.5% in 2004. The increase in dollars is due to increased gasoline prices of approximately $0.2 million from year to year. The decrease in percentage of net sales is attributable to comparable fixed costs and fleet size from year to year.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased approximately $0.1 million to $20.4 million in 2005 from $20.5 million in 2004. As a percentage of net sales, selling, general, and administrative expenses decreased 0.5% to 6.3% in 2005 from 6.8% in 2004. The 2004 figures include a pre-tax charge of approximately $0.5 million related to a write-off of bad debts for a customer in the Southeast, and gains of approximately $0.5 million related to life insurance proceeds. The slight decrease in dollars and percentage of net sales is attributable to decreased fixed costs from year to year including depreciation expense, airplane expenses as a result of not renewing the lease on the Company airplane, and corporate salaries and wages.

Operating Income. Operating income increased $2.1 million to $3.8 million in 2005 from $1.7 million in 2004 due primarily to the factors described above.

Interest Expense, Net. Interest expense, net increased $0.7 million to $1.4 million in 2005 from $0.7 million in 2004 due to increased variable rates on the industrial revenue bonds, increased borrowings on the Company’s line of credit in the first quarter of 2005, and the Company obtaining an additional $15.0 million in fixed term debt financing in March 2005.

Net Income. Net income increased $0.8 million to $1.4 million in 2005 from $0.6 million in 2004 primarily to the factors described above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. Net sales increased $26.9 million, or 9.8%, to $301.6 million in 2004 from $274.7 million in 2003. The increase is attributable to increased raw material prices which were passed on to customers, increased market share in the Manufactured Housing Industry in spite of its stagnant shipment levels, increased shipment levels in the Recreational Vehicle Industry of more than 15%, and increased penetration into the Industrial and other markets. The Company’s sales were 41% Manufactured Housing, 31% Recreational Vehicle, and 28% to the Industrial and other markets in both 2004 and 2003.

Gross Profit. Gross profit increased $3.7 million, or 11.5%, to $35.9 million in 2004 from $32.2 million in 2003. As a percentage of net sales, gross profit increased 0.2%, to 11.9% in 2004 from 11.7% in 2003. The increase in dollars is attributable to increased sales. The increase as a percentage of net sales is primarily attributable to improved labor efficiencies.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.8 million, or 6.2%, to $13.7 million in 2004 from $12.9 million in 2003. As a percentage of net sales, warehouse and delivery expenses decreased 0.2%, to 4.5% in 2004 from 4.7% in 2003. The increase in dollars is attributable to increased sales and fuel prices, and the decrease in percentage of net sales is attributable to the Company maintaining a similar fleet size that it owns or leases from year to year, as well as its focused efforts to keep costs aligned with revenues.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.1 million, or 11.1%, to $20.5 million in 2004 from $18.4 million in 2003. As a percentage of net sales, selling, general, and administrative expenses increased 0.1%, to 6.8% in 2004 from 6.7% in 2003. Approximately $0.8 million of the increase is attributable to increased sales, the addition of several key personnel, and increased group insurance costs. The 2004 figures include a pre-tax charge of $0.5 million related to a write-off of bad debts for a customer in the Southeast and gains of approximately $0.5 million related to life insurance proceeds. The 2003 figures include several positive adjustments including gains on the sale of two vacant buildings of approximately $0.3 million, a gain on sale of equipment held for sale as a result of closing of one of the operations in the wood segment of $0.4 million, and a gain on cash value of life insurance policies of $0.6 million. Exclusive of these items, selling, general, and administrative expenses were 6.8% of net sales in 2004 compared to 7.2% of net sales in 2003.

Restructuring Charges. As discussed in Note 10 of the financial statements, the Company recognized restructuring charges of approximately $0.2 million in 2003.

Operating Income. Operating income increased $1.1 million, to $1.7 million in 2004 from $0.6 million in 2003. The increase in operating income is attributable to the factors described above.

Interest Expense, Net. Interest expense, net remained fairly constant at $0.7 million for both 2004 and 2003. While normal debt service requirements continued to decline, the Company began borrowing on its line of credit in May 2004 to support its working capital needs.

Net Income. Net income increased $0.7 million, to income of $0.6 million in 2004 from a loss of $0.1 million in 2003 as a result of the factors described above.

BUSINESS SEGMENTS

Effective October 1, 2005 and in accordance with the Company’s internal reporting, the Company changed its segment reporting from three reportable segments to four reportable segments. As a result of this change, one of the operations in the Other Component Manufactured Product Segment was broken out separately into a new segment called the Engineered Solutions Segment. Accordingly, the segment results have been restated to reflect these changes.

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

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division (two in 2003), and a machine manufacturing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication operations.

The table below presents information about the revenue and operating income of those segments. Reconciliation to consolidated totals is presented in footnote 14 of the Company’s 2005 financial statements.

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Sales
Primary Manufactured Products	$166,154	$164,826	$151,694
Distribution	112,519	103,519	90,631
Other Component Manufactured Products	16,415	19,792	22,235
Engineered Solutions	41,530	31,282	25,902

Gross Profit
Primary Manufactured Products	15,913	15,063	14,087
Distribution	11,986	12,653	11,651
Other Component Manufactured Products	2,562	2,635	1,529
Engineered Solutions	3,269	2,446	2,239

Operating income (loss)
Primary Manufactured Products	5,429	4,606	4,631
Distribution	3,295	4,135	3,148
Other Component Manufactured Products	432	(66)	(1,083)
Engineered Solutions	1,446	843	879

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Primary Manufactured Products Segment Discussion

Net sales increased $1.4 million, or 0.8%, to $166.2 million in 2005 from $164.8 million in 2004. The increase is attributable to an approximate 12% increase in shipments in the Manufactured Housing Industry, an approximate 4% increase in shipments in the Recreational Vehicle Industry, and increased penetration into the Industrial and other markets. Additionally, sales declines in certain operating units in this segment as a result of customer attrition due to financial issues and overseas competition were offset by increased business in other divisions in this segment in the kitchen cabinet and Fixtures and commercial furnishings markets.

Gross profit increased $0.8 million, or 5.7%, to $15.9 million in 2005 from $15.1 million in 2004. As a percentage of net sales, gross profit increased 0.5% to 9.6% in 2005 from 9.1% in 2004. The increase in dollars and percent of net sales is attributable to improved operating efficiencies and contribution as a result of increased volume at several of the manufacturing facilities in this segment.

Operating income increased $0.8 million, or 17.9%, to $5.4 million in 2005 from $4.6 million in 2004. The increase in operating income is attributable to the increased gross profits described above as operating expenses remained consistent as a percentage of net sales from year to year.

Distribution Segment Discussion

Net sales increased $9.0 million, or 8.7%, to $112.5 million in 2005 from $103.5 million in 2004. The increase is primarily attributable to a 12% increase in shipments in the Manufactured Housing Industry, which is the principal market this segment serves. The increased FEMA demand in the fourth quarter and increased penetration into the Manufactured Housing Industry with certain commodity products helped to offset sales declines of certain products due to suppliers either shipping direct to customers or exiting the market.

Gross profit decreased $0.7 million, or 5.3%, to $12.0 million in 2005 from $12.7 million in 2004. As a percentage of net sales, gross profit decreased 1.5% to 10.7% in 2005 from 12.2% in 2004. The decrease in gross profit is attributable to reduced margins as a result of one of the Company’s major commodity suppliers deciding to dramatically reduce its supply to the markets that the Company serves and to another Company making the strategic decision to ship direct to customers. Additionally, gross profit margin declines of approximately $1.0 million were attributable to increased direct shipments to customers which traditionally result in lower margins than warehouse sales.

Operating income decreased $0.8 million to $3.3 million in 2005 from $4.1 million in 2004 due primarily to the factors described above.

Other Component Manufactured Products Segment Discussion

Net sales decreased $3.4 million, or 15.2%, to $16.4 million in 2005 from $19.8 million in 2004. The decrease is attributable to reduced sales of approximately $1.7 million in the Company’s machine manufacturing division as a result of the Company completing its its capital equipment initiative in 2005 and further reduction in sales of approximately $1.3 million in the Company’s adhesive division as a result of the discontinuance of one of its unprofitable product lines.

Gross profit decreased $0.1 million, or 2.7%, to $2.5 million in 2005 from $2.6 million in 2004. As a percentage of net sales, gross profit increased 2.3% to 15.6% in 2005 from 13.3% in 2004. The decrease in dollars is due to decreased sales and the increase in percentage of net sales is attributable to increased operating efficiencies at the Company’s cabinet door division resulting in improvements of approximately $0.5 million.

Operating income increased $0.5 million in 2005 to $0.4 million from a small loss in 2004 due primarily to the factors described above.

Engineered Solutions Segment Discussion

Net sales increased $10.2 million, or 32.8%, to $41.5 million in 2005 from $31.3 million in 2004. The increased sales are primarily attributable to increased aluminum pounds sold from year to year accounting for approximately $5.0 million, increased aluminum market prices accounting for approximately $1.0 million, and increased distribution sales.

Gross profit increased $0.8 million, or 33.7%, to $3.3 million in 2005 from $2.5 million in 2004. As a percentage of net sales, gross profit increased 0.1% to 7.9% in 2005 from 7.8% in 2004. The increase in dollars is attributable to increased sales dollars and the slight increase in percentage of net sales is attributable to market conditions not allowing margin increases with price increases, and extreme fluctuations in aluminum market pricing throughout the year.

Operating income increased $0.6 million to $1.4 million in 2005 from $0.8 million in 2004 due primarily to the factors described above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Primary Manufactured Products Segment Discussion

Net sales in the Primary Manufactured Products segment increased $13.1 million, or 8.7%, to $164.8 million in 2004 from $151.7 million in 2003. The increase is primarily attributable to a 15.4% increase in shipments in the Recreational Vehicle Industry, increased penetration into the Industrial and other markets, and overall raw product price increases which were passed on to customers. Together, the Recreational Vehicle and Industrial and other markets account for approximately 75% of the sales in this particular segment.

Gross profit increased $1.0 million, or 6.9%, to $15.1 million in 2004 from $14.1 million in 2003. As a percentage of net sales, gross profit decreased 0.2% to 9.1% in 2004 from 9.3% in 2003. The increase in dollars is due to the 8.7% increase in net sales and the decrease in percentage of net sales is attributable to competitive pricing pressures keeping margins down and to a change in product mix sold by two operating units in this segment which shifted to lower margin finished product.

Operating income remained fairly consistent at $4.6 million for both 2004 and 2003. This consistency, in light of the increased sales, is attributable to increased group insurance costs from year to year and extremely competitive market conditions which negatively impacted margins.

Distribution Segment Discussion

Net sales increased $12.9 million, or 14.2%, to $103.5 million in 2004 from $90.6 million in 2003. The increased net sales are attributable to increased penetration into the Manufactured Housing Industry, which is the primary market this segment serves, as well as product price increases which were passed on to customers.

Gross profit increased $1.0 million, or 8.6%, to $12.7 million in 2004 from $11.7 million in 2003. As a percentage of net sales, gross profit decreased 0.6% to 12.2% in 2004 from 12.8% in 2003. The increase in dollars is due to increased sales and the decrease in percentage of net sales is due to competitive pricing pressures forcing lower margins.

Operating income increased $1.0 million, to $4.1 million in 2004 from $3.1 million in 2003 primarily due to increased sales.

Other Component Manufactured Products Segment Discussion

Net sales decreased by $2.4 million, or 11.0%, to $19.8 million in 2004 from $22.2 million in 2003. The decreased sales are attributable to the Company closing one of its unprofitable cabinet door lines in 2003 which accounted for $4.8 million of the decrease. The lost sales due to this closing were partially offset by increased sales in one of the Company’s other cabinet door division in this segment of approximately $2.0 million from year to year.

Gross profit increased by $1.1 million, or 72.3%, to $2.6 million in 2004 from $1.5 million in 2003. As a percentage of net sales, gross profit increased 6.5% to 13.4% in 2004 from 6.9% in 2003. The increased gross profits are due to the closing of one of the Company’s unprofitable cabinet door divisions in 2003.

Operating losses decreased $1.0 million to a loss of $0.1 million in 2004 from a loss of $1.1 million in 2003. The decrease in operating losses is primarily attributable to the closing of one of the Company’s unprofitable cabinet door divisions in 2003 which accounted for approximately $1.3 million of the losses in 2003.

Engineered Solutions Segment Discussion

Net sales increased $5.4 million, or 20.8%, to $31.3 million in 2004 from $25.9 million in 2003. The increased sales are attributable to an increase in pounds of aluminum sold being up approximately 10% and aluminum prices up on average $.19 per pound from year to year.

Gross profit increased $0.3 million, or 9.2%, to $2.5 million in 2004 from $2.2 million in 2003. As a percentage of net sales, gross profit decreased 0.8% to 7.8% in 2004 from 8.6% in 2003. The increase in dollars is attributable to increased sales dollars and the decrease in percentage of net sales is attributable to industry conditions permitting only cost increases to be passed on to customers resulting in decreased margin as a percentage of sales as sales increase.

Operating income was comparable from 2004 to 2003 at $0.8 million for both periods due primarily to the factors described above.

OTHER ITEMS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Inventory levels remained consistent from year to year in light of increased sales in the fourth quarter. The Company was able to supply the increased demand for FEMA units and maintain its inventory turn goals. Accounts receivable increased $3.6 million from year to year as a result of the increased sales in the fourth quarter of 2005 compared to the previous year. Deferred tax assets declined $0.5 million primarily as a result of the Company using up some of its net operating loss carryforwards due to the increase in profitability and taxable income from year to year. Corporate incentive agreements increased $0.7 million as a result of increased sales of various products which are considered in the corporate rebate agreements. Unallocated corporate expenses decreased $0.6 million as a result of the Company’s continued lean cost emphasis, decreased depreciation, wages, building rent, and airplane expenses from year to year. Corporate property and equipment increased approximately $4.0 million primarily due to the Company purchasing one of it’s manufacturing facilities from its former major shareholder in 2005 and the purchase of the new corporate office in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Corporate incentives increased from year to year primarily as a result of increased purchases related to increased sales of qualifying products from year to year. Unallocated corporate expenses increased slightly to $10.7 million in 2004 from $10.3 million in 2003 due to increased sales and the Company filling several key management positions in 2004. Current assets not allocated to segments decreased approximately $7.0 million, to $3.5 million in 2004 from $10.5 million in 2003 due to the decrease in cash and cash equivalents from year to year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

The Company, in September, 1995, issued to an insurance company in a private placement $18,000,000 of senior unsecured notes. The ten year notes included interest at 6.82%, with semi-annual interest payments that began in 1996 and seven annual principal repayments of $2,571,429 that began in September, 1999. The final payment was made in September, 2005.

The Company has a secured bank revolving credit agreement that provides loan availability of $10,000,000 with maturity in May 2006. The Company has agreed in principal on terms and conditions with its lenders and expects to renew this facility for another three year period. In March 2005, the Company secured a term debt financing package for $15,000,000. This package provides for a five-year maturity in January 2010 and a ten year amortization schedule with interest only payments due in 2005 and principal payments that begin in the first quarter of 2006. In order to reduce its vulnerability to variable interest rates, this financing package included an interest rate swap agreement with interest fixed at 4.78% plus a percentage based on the Company’s cash flow. In conjunction with this agreement and the Company’s projected cash flow needs, the Company reduced its available line of credit from $15,000,000 to $10,000,000 on February 1, 2006 through maturity in May 2006.

Pursuant to the private placement and the Credit Agreement, the Company is required to maintain certain financial ratios including a debt service coverage ratio and other cash flow ratios, all of which are currently complied with. In addition, the term debt which was obtained in March 2005 includes certain financial covenants which are incorporated into the overall credit facility.

In conjunction with its strategic and capital plan, the Company increased its capital expenditures for property and equipment in 2004 to approximately $10.6 million and in 2005 to approximately $8.5 million. Capital expenditures over the three previous years were approximately $5.3 million, $4.2 million, and $1.8 million for 2003, 2002, and 2001, respectively. The Company expects to spend approximately $5.0 million in 2006 on capital expenditures, including buildings and equipment. The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, remaining capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

A summary of our contractual cash obligations at December 31, 2005 is as follows:

	Payments due by period
Contractual Obligations	Total	2006	2007	2008	2009	Thereafter

Long-term debt, including interest at Variable rates**	$ 4,579,750	$1,282,875	$ 933,000	$ 895,000	$ 955,021	$ 513,854
Long-term debt, including interest at Fixed rates**	$18,315,084	$ 2,514,881	$2,540,011	$2,427,639	$2,310,872	$8,521,681
Operating Leases	$4,987,968	$1,854,885	$1,501,717	$1,003,690	$ 499,783	$ 127,893
Total contractual cash obligations	$27,882,802	$5,652,641	$4,974,728	$4,326,329	$3,765,676	$9,163,428

**Interest payments have been calculated using the fixed rate of 4.78% plus the estimated credit spread for the Senior notes and the projected 2006 annual interest rate of 4.75% for the Industrial Revenue Bonds.

We also have commercial commitments as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/05	Date of Expiration

Revolving Credit Agreement	$10,000,000	$0	May 31, 2006
Letters of Credit	$5,581,000	$5,581,000	various through 2009

We believe that our cash balance, availability under our line of credit as amended, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

We ship product based on specific orders from customers and revenue is recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery. The Company’s selling price is fixed and determined at the time of shipment and collectibility is reasonably assured and not contingent upon the customers’ use or resale of the product. Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November 2002, and the write-off of certain receivables in the fourth quarter of 2004 related to one customer, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $150,000 should be adequate for any exposure to loss in our December 31, 2005 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired for the twelve months ended December 31, 2005.

SEASONALITY

Manufacturing operations in the Manufactured Housing and Recreational Vehicle Industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters.

SALE OF PROPERTY

Not Applicable

PURCHASE OF PROPERTY

In February 2005, the Company purchased a 35,000 square foot corporate office building in Elkhart, Indiana and spent approximately $1.6 million, including renovations, which were completed in the third quarter of 2005. The Company moved its corporate personnel to this new facility in the third quarter of 2005.

In July 2005, the Company purchased a 106,000 square foot manufacturing facility in Waco, Texas which it had been previously leasing from the former chairman emeritus for approximately $2.5 million.

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

The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. See Item 1A for further discussion on Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2005 the Company entered into an interest rate swap agreement. This swap agreement effectively converts a portion of the Company’s variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15 (a) 1. on page 27 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. See

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company

The information required by this item with respect to directors is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006, under the captions “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is hereby incorporated herein by reference. The information with respect to executive officers is set forth at the end of Part I of this Form 10-K.

Executive Officers of the Company

Reference is made to “Executive Officers of the Company” in Part I of this annual report.

Audit Committee Financial Expert

The Company has determined that Robert C. Timmins, Larry D. Renbarger, Terrence D. Brennan, and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 401(h) of Regulation S-K, and that these directors are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

The Company has adopted a Code of Ethics Policy applicable to all employees. Additionally, the Company has adopted a Code of Business Conduct Applicable to Senior Executives including, but not limited to, the Chief Executive Officer and Chief Financial Officer of the Company. The Company’s Code of Ethics and Code of Business Conduct Applicable to Senior Executives is available on the Company’s web site at www.patrickind.com under “Corporate Governance”. The Company intends to post on its web site any amendments to, or waivers from, its Corporate Governance Guidelines and its Code of Ethics and Business Conduct Policy Applicable to Senior Executives. The Company will provide shareholders with a copy of these policies upon written request directed to the Company’s Secretary at the Company’s address.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006, under the caption “Compensation of Executive Officers and Directors”, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006, under the captions “Election of Directors”, and “Equity Compensation Plan Information”, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006, under the caption “Certain Transactions”, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2006, under the heading “Accounting Information”, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Page

(a)	1.	FINANCIAL STATEMENTS

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated balance sheets - December 31, 2005 and 2004	F-2

		Consolidated statements of operations-years ended December 31, 2005, 2004, and 2003	F-3

		Consolidated statements of shareholders’ equity years ended December 31, 2005, 2004, 2003	F-4

		Consolidated statements of cash flows-years ended December 31, 2005, 2004, and 2003	F-5

		Notes to the financial statements	F-6-23

(a)	3.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index on pages 53, 54, and 55 are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

PATRICK INDUSTRIES, INC

By /S/Paul E. Hassler

Paul E. Hassler, President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/Paul E. Hassler	President, Chief Executive Officer and Director	March 16, 2006
Paul E. Hassler

/S/Andy L. Nemeth	Executive Vice President Finance, Secretary-Treasurer	March 16, 2006
Andy L. Nemeth	Chief Financial Officer, and Director

/S/Robert C. Timmins	Lead Director	March 16, 2006
Robert C. Timmins

/S/Keith V. Kankel	Director	March 16, 2006
Keith V. Kankel

/S/Harold E. Wyland	Director	March 16, 2006
Harold E. Wyland

/S/John H. McDermott	Director	March 16, 2006
John H. McDermott

/S/Terrence D. Brennan	Director	March 16, 2006
Terrence D. Brennan

/S/Walter E. Wells	Director	March 16, 2006
Walter E. Wells

/S/Larry D. Renbarger	Director	March 16, 2006
Larry D. Renbarger

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Patrick Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Elkhart, Indiana

February 20, 2006

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

**Patrick Industries, Inc.**
**And Subsidiaries**

**Consolidated Balance Sheets**
**December 31, 2005 and 2004**
**(in thousands, except shares)**

| | 2005 | 2004 |
|---|---|---|
| ASSETS | | |
| Current Assets | | |
| Cash and cash equivalents | $ 1,077 | $ 83 |
| Trade receivables | 20,339 | 16,720 |
| Inventories | 33,936 | 34,344 |
| Prepaid expenses | 498 | 951 |
| Deferred tax assets | 1,141 | 1,658 |
| **Total current assets** | 56,991 | 53,756 |
| Property and Equipment, net | 39,674 | 35,643 |
| Other Assets | 3,065 | 2,976 |
| **Total assets** | $ 99,730 | $ 92,375 |
| LIABILITIES AND SHAREHOLDERS' EQUITY | | |
| Current Liabilities | | |
| Current maturities of long-term debt | $ 2,628 | $ 3,671 |
| Short-term borrowings | - | 7,300 |
| Accounts payable | 12,295 | 11,390 |
| Accrued liabilities | 2,621 | 2,625 |
| **Total current liabilities** | 17,544 | 24,986 |
| Long-Term Debt, less current maturities | 16,472 | 4,100 |
| Deferred Compensation Obligations | 2,160 | 2,170 |
| Deferred Tax Liabilities | 874 | 379 |
| **Total liabilities** | 37,050 | 31,635 |
| Commitments and Contingencies | | |
| Shareholders' Equity | | |
| Preferred stock, no par value; authorized 1,000,000 shares | - | - |
| Common stock, no par value; authorized 12,000,000 shares; issued 2005 4,818,448 shares; 2004 4,746,698 | 19,715 | 19,128 |
| Accumulated other comprehensive loss | (1) | - |
| Unearned compensation | (70) | - |
| Retained earnings | 43,036 | 41,612 |
| **Total shareholders' equity** | 62,680 | 60,740 |
| **Total liabilities and shareholders' equity** | $ 99,730 | $ 92,375 |

See Notes to Financial Statements.

**Patrick Industries, Inc.**
**And Subsidiaries**

| | Comprehensive Income | Preferred Stock | Common Stock | Accumulated Other Comprehensive Income (Loss) | Unearned Compensation | Retained Earnings | Total |
|---|---|---|---|---|---|---|---|
| Balance, December 31, 2002 | | $ - | $ 18,029 | $ - | $ - | $ 41,250 | $ 59,279 |
| Net (loss) | | - | - | - | - | (55) | (55) |
| Issuance of 12,000 shares of common stock for stock award plan | | - | 79 | - | - | - | 79 |
| Issuance of 20,625 shares of common stock upon exercise of common stock options | | - | 129 | - | - | - | 129 |
| Dividends on common stock ($.04 per share) | | - | - | - | - | (184) | (184) |
| Balance, December 31, 2003 | | - | 18,237 | - | - | 41,011 | 59,248 |
| Net income | | - | - | - | - | 601 | 601 |
| Issuance of 21,000 shares of common stock for stock award plan | | - | 210 | - | - | - | 210 |
| Issuance of 108,812 shares of common stock upon exercise of common stock options | | - | 681 | - | - | - | 681 |
| Balance, December 31, 2004 | | - | **19,128** | - | - | **41,612** | **60,740** |
| Net income | $ 1,424 | - | - | - | - | **1,424** | **1,424** |
| Other comprehensive (loss), net of tax change in fair value of interest rate swap | (1) | - | - | **(1)** | - | - | **(1)** |
| Issuance of 24,000 shares of common stock for stock award plan | - | - | **211** | - | **(211)** | - | - |
| Stock based compensation expense | - | - | - | - | **141** | - | **141** |
| Issuance of 47,750 shares of common stock upon exercise of common stock options including tax benefit | - | - | **376** | - | - | - | **376** |
| Comprehensive income | $ 1,423 | - | - | - | - | - | |
| Balance, December 31, 2005 | | $ - | $ **19,715** | $ **(1)** | $ **(70)** | $ **43,036** | $ **62,680** |

See Notes to Financial Statements.

**Patrick Industries, Inc.**
**And Subsidiaries**

| | **2005** | 2004 | 2003 |
|---|---|---|---|
| Cash Flows From Operating Activities | | | |
| Net income (loss) | $ **1,424** | $ 601 | $ (55) |
| Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities: | | | |
| Depreciation and amortization | **4,412** | 4,942 | 5,708 |
| Deferred income taxes | **1,012** | 249 | (68) |
| Stock based compensation expense | **211** | 202 | 189 |
| Gain on sale of property and equipment | **(136)** | (321) | (840) |
| Gain on insurance proceeds | **-** | (352) | - |
| (Increase) decrease in cash value of life insurance | **8** | (2) | (344) |
| Other | **306** | 306 | 206 |
| Change in assets and liabilities: | | | |
| Decrease (increase) in: | | | |
| Trade receivables | **(3,618)** | (2,480) | (2,696) |
| Inventories | **408** | (11,301) | 9,049 |
| Income tax refund claims receivable | **-** | - | 1,592 |
| Prepaid expenses | **453** | (37) | (64) |
| Increase (decrease) in: | | | |
| Accounts payable and accrued liabilities | **981** | 6,092 | (1,453) |
| **Net cash provided by (used in) operating activities** | **5,461** | (2,101) | 11,224 |
| Cash Flows From Investing Activities | | | |
| Capital expenditures | **(8,503)** | (10,605) | (5,293) |
| Proceeds from sale of property and equipment | **333** | 1,183 | 1,863 |
| Proceeds from life insurance | **-** | 773 | - |
| Insurance premiums paid | **(204)** | (205) | (203) |
| **Net cash (used in) investing activities** | **(8,374)** | (8,854) | (3,633) |
| Cash Flows From Financing Activities | | | |
| Borrowings under long-term debt | **15,000** | - | - |
| Short term borrowings (payments) | **(7,300)** | 7,300 | - |
| Principal payments on long-term debt | **(3,671)** | (3,671) | (3,671) |
| Payments on deferred compensation obligations | **(317)** | (240) | (279) |
| Proceeds from exercise of common stock options | **296** | 681 | 129 |
| Cash dividends paid | **-** | - | (184) |
| Other | **(101)** | (109) | (61) |
| **Net cash provided by (used in) financing activities** | **3,907** | 3,961 | (4,066) |
| **Increase (decrease) in cash and cash equivalents** | **994** | (6,994) | 3,525 |
| Cash and cash equivalents, beginning | **83** | 7,077 | 3,552 |
| Cash and cash equivalents, ending | $ **1,077** | $ 83 | $ 7,077 |

See Notes to Financial Statements.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 1.	Nature of Business, Use of Estimates, Risks and Uncertainties, and Significant Accounting Policies

Nature of business:

The Company's operations consist of the manufacture and distribution of building products and materials for use primarily by the Manufactured Housing, Recreational Vehicle, and Industrial markets for customers throughout the United States.

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

Significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of Patrick Industries, Inc., and its wholly-owned subsidiary, Harlan Machinery Company, Inc. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications:

Certain items in the prior years’ financial statements have been reclassified to conform to the current year classification.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Trade receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Trade receivables in the accompanying balance sheets at December 31, 2005 and 2004 are stated net of an allowance for doubtful accounts of $150,000 and $250,000 respectively. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. In conjunction with the Company's credit terms, trade receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Customer terms are generally on an unsecured basis for terms of 30 days.

The following table summarizes the changes in the Company's allowance for doubtful accounts for 2005 and 2004:

Inventories:

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. Inventories are also written-down for management's estimates of product which will not sell at historical cost. Write-downs of inventories establish a new cost basis which is not adjusted for future increases in the market value of inventories or changes in estimated obsolescence.

The following table summarizes the reserve for inventory obsolescence:

Property and equipment:

Property and equipment is recorded at cost. Depreciation has been computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery and equipment, and transportation equipment. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Long-lived assets:

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), when current events or circumstances indicate that the carrying value of an asset may not be recoverable, the Company tests the carrying value of the asset. If the tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, then an impairment adjustment needs to be recognized. Such adjustment consists of the amount by which the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell.

Revenue recognition:

The Company ships product based on specific orders from customers and revenue is recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery. The Company’s selling price is fixed and determined at the time of shipment and collectibility is reasonably assured and not contingent upon the customer’s use or resale of the product.

Costs and expenses:

Cost of goods sold includes material costs, direct and indirect labor, overhead expenses, inbound freight charges, inspection costs, internal transfer costs, receiving costs, and other costs.

Warehouse and delivery costs include salaries and wages, building rent and insurance, and other overhead costs related to distribution operations and delivery costs related to the shipment of finished and distributed products to customers.

Purchasing costs are included in selling, general, and administrative expenses.

Derivative financial instruments:

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability "cash flow" hedge. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

Stock option plan:

At December 31, 2005, the Company has a stock option plan with shares of common stock reserved for options to key employees. The Company accounts for stock-based compensation under the provisions of APB No. 25. The Company has adopted the disclosure-only provisions of FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized as the exercise price of all options equals the fair market value of the underlying stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The table below illustrates the effect on net income (loss) and earnings (loss) per share had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards consistent with the provision of FASB No. 123:

Fair value of financial instruments:

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and accounts payable. The Company believes cash and cash equivalents, receivables, and accounts payable are recorded at amounts that approximate their current market values. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and average maturities, the fair value of the long-term debt instruments approximates their carrying value.

Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25). The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

SFAS 123(R) is effective as of the annual reporting period that begins after June 15, 2005 and therefore the Company will be required to apply FAS 123(R) as of the beginning of its interim period that begins January 1, 2006. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and as a consequence future employee stock option grants and other stock based compensation plans will be recorded as expense over the vesting period of the award based on their fair values at the date the stock based compensation expense is granted.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. Further, an entity will have the option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption. Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123. The Company intends to use the modified prospective transition method.

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being the Company’s future compensation strategy. The Company estimates the additional compensation expense associated with its current outstanding awards should approximate $100 after tax for the fiscal year ended December 31, 2006. The pro forma compensation costs presented above and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This standard requires that such items be recognized as current-period charges. This standard also establishes the concept of “normal capacity” and requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Any unallocated overhead must be recognized as an expense in the period incurred. This standard is effective for inventory costs incurred starting November 1, 2005. Management does not believe this Standard will have a material impact on the Company’s financial statements.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Earnings per common share:

Following is information about the computation of the earnings per share data for the years ended December 31, 2005, 2004 and 2003:

(a)	Due to the loss incurred during the year ended December 31, 2003, the dilutive potential of 29,139 common shares were not included because the effect would be antidilutive.

Note 2.	Balance Sheet Data

Note 3.	Note Payable, Pledged Assets and Long-Term Debt

The Company has a secured revolving credit agreement which allows borrowings up to $15,000 through January 31, 2006 and $10,000 until maturity at May 31, 2006 of which no borrowings were was outstanding at December 31, 2005. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company's cash flow. The Company pays a commitment fee of between .375% and .25% of the unused portion of the revolving line, based on the Company’s cash flow. The agreement is secured by all of the Company’s assets. In addition, this agreement requires the Company to, among other things, maintain minimum levels of debt service coverage, tangible net worth, working capital, and debt to net worth.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Long-term debt at December 31, 2005 and 2004 is as follows:

On March 3, 2005, the Company entered into a $15,000 variable interest rate term note with JP Morgan Chase, N.A. with a maturity on January 31, 2010. Interest on the note is variable at the 30 day Eurodollar rate plus a percentage based on the Company’s cash flow. The effective rate at December 31, 2005 was 7.25%. The note is payable in monthly installments beginning February 2006 of $139 and is secured by all of the Company’s assets and is subject to certain financial covenants, primarily minimum tangible net worth and debt service coverage as defined in the agreement. The notes are being amortized over a 10 year payment schedule with a balloon payment due in March 2010.

On March 8, 2005, in connection with the term note, the Company entered into an interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $15,000 and a maturity date of January 31, 2015 to hedge against increases in variable interest rates associated with the term note and the revolving credit agreement. The terms of the agreement effectively fix the interest rate at 4.78% plus a percentage based on the Company’s cash flow. Based on its terms and conditions, under SFAS No. 133, and SFAS No. 138, “Accounting for Derivative Financial Instruments and Hedging Activities”, the Company records the hedge at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s statement of operations.

The final installment on the senior notes-insurance company was paid in September 2005.

The Indiana Development Finance Authority Bonds are payable in annual installments of $300 plus interest at a variable tax exempt bond rate, set periodically to enable the bonds to be sold at par (3.68% at December 31, 2005). The final installment is due November 1, 2006. The bonds are collateralized by real estate and equipment purchased with the bond funds, are backed by a bank standby letter of credit totaling approximately $318 and are subject to certain financial covenants as defined in the agreement.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400 plus interest at a variable tax exempt bond rate (3.68% at December 31, 2005). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds, are backed by a bank standby letter of credit totaling approximately $1,672 and are subject to certain financial covenants as defined in the agreement.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400 plus quarterly interest payments at a variable tax exempt bond rate (3.68% at December 31, 2005). Annual payments of $500 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $2,280.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Aggregate maturities of long-term debt for the next five years ending December 31, are; 2006 $2,628; 2007 $2,467; 2008 $2,467; 2009 $2,567; and 2010 $8,971.

In addition, the Company is contingently liable for standby letters of credit of approximately $3,842 to meet credit requirements for the Company's insurance providers.

Interest expense for the years ended December 31, 2005, 2004, and 2003 was approximately $1,395, $711, and $755 respectively.

Note 4.	Equity Transactions

Shareholder Rights Plan:

On February 29, 1996, the Company's Board of Directors adopted a shareholder rights agreement, granting certain new rights to holders of the Company's common stock. Under the agreement, one right was granted for each share of common stock held as of March 20, 1996, and one right will be granted for each share subsequently issued. Each right entitles the holder to 1/100th of a preferred share after paying the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Patrick common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation's common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 20, 2006. The Company has authorized 100,000 shares of preferred stock, Series A, no par value, in connection with this plan, none of which have been issued.

Note 5.	Commitments and Related Party Transactions

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various noncancelable agreements, which expire at various dates through 2009. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the former chairman emeritus/major shareholder and expire at various dates through 2011.

The total minimum rental commitment at December 31, 2005 under the facility leases mentioned above is approximately $2,212 which is due approximately $935 in 2006, $718 in 2007, $397 in 2008, and $162 in 2009.

The total minimum rental commitment at December 31, 2005 under the equipment leases mentioned above is approximately $2,776 which is due approximately $920 in 2006, $784 in 2007, $607 in 2008, $338 in 2009, and $127 thereafter.

The total rent expense included in the statements of operations for the years ended December 31, 2005, 2004, and 2003 is approximately $2,300, $2,600, and $3,800 respectively, of which approximately $240 was paid in 2005, $744 was paid in 2004, and $828 was paid in 2003, to the former chairman emeritus/major shareholder.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 6.	Major Customer

Net sales for the years ended December 31, 2005, 2004, and 2003 included sales to one customer accounting for 10.6%, 13.4%, and 14.7% respectively of total net sales of the Company.

The balances due from this customer at December 31, 2005 and 2004 were approximately $2,900 and $2,200 respectively.

Note 7.	Income Tax Matters

Federal and state income taxes (credits) for the years ended December 31, 2005, 2004, and 2003, all of which are domestic, consist of the following:

The provisions for income taxes (credits) for the years ended December 31, 2005, 2004, and 2003 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate to income before income taxes. A reconciliation of the differences is as follows:

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The composition of the deferred tax assets and liabilities at December 31, 2005 and 2004 is as follows:

The deferred tax amounts above have been reflected on the accompanying consolidated balance sheets as of December 31, 2005 and 2004 as follows:

At December 31, 2005, the Company has net operating loss carryforwards of approximately $2,300 available under various state revenue codes to be applied against future taxable income. These carryforwards expire in varying amounts between 2010 and 2024.

At December 31, 2005, the Company has federal AMT credit and state manufacturing credit carryforwards which are available to be directly offset against future federal and state income tax liabilities. These carryfowards expire in varying amounts between 2008 and 2020.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 8.	Self-Insured Plans

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to exceed approximately $5,981 in the aggregate at December 31, 2005. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability, general liability and automobile insurance. The Company is responsible for a per occurrence limit, with an aggregate amount not to exceed approximately $7,500 on an annual basis. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company has accrued an estimated liability for these benefits based upon claims incurred.

Note 9.	Compensation Plans

Deferred compensation obligations:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. Life insurance contracts have been purchased which may be used to fund these agreements. These contracts are recorded at their cash surrender value in the accompanying balance sheet. Any differences between actual proceeds and cash surrender value are recorded as gains in the periods presented. Additionally, the Company records gains or losses in the cash surrender value in the period incurred. For the years ended December 31, 2005, 2004, and 2003, the Company recognized gains (losses) of ($8), $425, and $344 respectively.

Bonus plan:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $770, $720, and $632 for the years ended December 31, 2005, 2004, and 2003 respectively.

Profit-sharing plan:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The contributions for the years ended December 31, 2005, 2004, and 2003 were immaterial.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Stock option plan:

A summary of transactions of granted shares under option for the years ended December 31, 2005, 2004 and 2003 is as follows:

A further summary about fixed options outstanding at December 31, 2005 is as follows:

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Stock award plan:

The Company has adopted a stock award plan for the non-employee directors. Grants awarded during May 2005 and 2004 of 24,000 shares and 21,000 shares respectively are subject to forfeiture in the event the recipient terminates within one year from the date of grant as a director. The related compensation expense is being recognized over the one-year vesting period. Total compensation expense for the years ended December 31, 2005, 2004, and 2003 were $211, $202, and $189 respectively.

Note 10.	Restructurings and Asset Impairments

In July 2003, the Company decided to close an unprofitable cabinet door division. Accordingly, the Company recorded restructuring charges of approximately $235, or $.03 per share, net of tax, related to severance, retention, and accrued vacation for approximately 61 hourly and salaried employees, all of which were terminated from this particular operation. Other charges included shut down expenses and the write-off of obsolete inventory. The operation was closed in September 2003 and all of the restructuring reserve was utilized in the fourth quarter.

Note 11.	Contingencies

The Company is subject to claims and suits in the ordinary course of business. In management's opinion, current pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Note 12.	Cash Flows Information

Supplemental information relative to the statements of cash flows for the years ended December 31, 2005, 2004, and 2003 is as follows:

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 13.	Unaudited Interim Financial Information

Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

Note 14.	Segment Information

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. Effective October 1, 2005, in accordance with the Company’s internal reporting, the Company changed its segment reporting from three reportable segments to four. As a result of this change, one of the operations in the Other Component Manufactured Products segment was broken out separately into a new segment called the Engineered Solutions segment. Accordingly, the segment results have been restated to reflect this change.

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

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division (two in 2003), and a machine manufacturing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The accounting policies of the segments are the same as those described in "Significant Accounting Policies," except that segment data includes intersegment revenues. Assets are identified with the segments with the exception of cash, prepaid expenses, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2005, 2004, and 2003:

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

A reconciliation of total segment sales, cost of goods sold, and operating income to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2005, 2004, and 2003 is as follows:

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.

Unallocated corporate expenses include corporate general and administrative expenses including wages, insurance, taxes, supplies, travel and entertainment, professional fees, and others.

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3(a)

-Amended Articles of Incorporation of the Company as further amended (filed as Exhibit 3(a) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

3(b)

-By-Laws of the Company (filed as Exhibit 3(b) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

3(c)	-Preferred Share Purchase Rights Agreement (filed
April 3, 1996 on Form 8-A and incorporated herein by reference) .........

10(a)

-Second Amendment to February 2, 1994 Credit Agreement, dated as of June 26, 1995 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

10(b)

-Note Agreement, dated September 1, 1995, between the Company and Nationwide Life Insurance Company (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

10(c)

-Commercial Lease and Option to Purchase dated as of October 1, 1995 between Mervin Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(c) to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

10(d)

-First Amendment to Credit Agreement, dated as of October 27, 1994 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10(e)

-Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10(f)

-Credit Agreement dated as of February 2, 1994 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

10(g)

-Loan Agreement dated as of November 1, 1991 between the Company and the Indiana Development Finance Authority, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(c) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) .....

*10(h)

-Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10(h)(1)

-Amendment to extend Patrick Industries, Inc. 1987 Stock Option Program to May 14, 2014 (filed as Exhibit 10(h)(1) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

*10(i)	-Patrick Industries, Inc. 401(k) Employee Savings Plan (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

*10(j)

-Form of Employment Agreements with Executive Officers (filed as Exhibit 10(e) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) .....

*10(k)

-Form of Deferred Compensation Agreements with Executive Officers (filed as Exhibit 10(f) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

10(l)

-Commercial Lease and dated as of October 1, 1994 between Mervin D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(k) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10(m)

-Commercial Lease dated September 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(l) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10(n)

-Commercial Lease dated November 1, 1994 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(m) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10(o)

-Commercial Lease dated October 1, 1999 between Mervin D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(o) to the Company’s Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference) ..........

10(p)

-Commercial Lease dated September 1, 2000 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(p) to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference) ..........

10(q)

-Commercial Lease dated November 1, 2000 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference) ..........

10(r)

-Credit Agreement dated as of January 28, 2000 among the Company, Bank One, Indiana, N.A. (filed as Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference) ..........

10(s)

-Commercial Lease dated August 1, 2001 between Mervin D. Lung Building Company, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(s) to the Company’s Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference) ..........

10(t)

-Commercial Lease dated October 1, 2002 between M. D. Lung, Inc., as lessor, and the Company, as lessee (filed as Exhibit 10(t) to the Company’s Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference) ..........

10(u)

-Commercial Lease and Real Estate Purchase Agreement dated October 1, 2004 between Mervin D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10(v)

-Commercial Lease dated December 1, 2004 between Teachers Insurance and Annuity Association of America (TIAA) as lessor, and the Company, as lessee (filed as Exhibit 10(v)

to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10(w)

-Amendment to Credit Facility and Loan Participation Agreement, dated March 3, 2004 among the Company, JPMorgan Chase Bank, N.A. formerly known as Bank One, N.A. and National City Bank of Indiana, and new Term Note Agreement dated March 3, 2004 among the Company, JPMorgan Chase Bank, N.A. (filed as Exhibit 10(w) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10(x)	-Patrick Industries, Inc. form of Stock Option (filed as Exhibit 10(x) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) ......

10(y)

-Patrick Industries, Inc. form of Directors’ Annual Restricted Stock Grant (filed as Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10(z)

-Amendment, dated September 13, 2005, to the Shareholder Rights Agreement between the Company and Harris Bank, N.A., as rights agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference)............

10(aa)

-Registration Rights Agreement dated September 13, 2005, between the Company and Tontine Capital Partners, L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference).........

12**	-Computation of Operating Ratios .........

23**	-Consent of McGladrey & Pullen, LLP .........

31.1**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer .........

31.2**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer .........

32.1**	-Certification pursuant to 18 U.S.C. Section 1350 .........

*Management contract or compensatory plan or arrangement

**Filed herewith