Form 10-Q
period 2006-03-31
PATRICK INDUSTRIES INC
filed 2006-05-15
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(ZIP Code)

(574) 294-7511

(Company’s telephone number, including area code)

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

Yes  [ X ] No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No [ X ]

As of April 28, 2006, there were 4,844,708 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets
March 31, 2006 (unaudited) & December 31, 2005	3

Unaudited Condensed Statements of Operations
Three Months Ended March 31, 2006 & 2005	4

Unaudited Condensed Statements of Cash Flows
Three Months Ended March 31, 2006 & 2005	5

Notes to Unaudited Condensed Financial Statements	6-9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	14

PART II: OTHER INFORMATION	15

Signatures	16

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(dollars in thousands)	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 436	$ 1,077
Trade receivables	24,242	20,339
Inventories	38,236	33,936
Prepaid expenses	1,382	498
Deferred tax assets	1,141	1,141

Total current assets	65,437	56,991

PROPERTY AND EQUIPMENT, at cost	97,530	97,097
Less accumulated depreciation	58,350	57,423

	39,180	39,674

OTHER ASSETS	3,064	3,065

Total assets	$ 107,681	$ 99,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 2,767	$ 2,628
Accounts payable	18,873	12,295
Accrued liabilities	3,340	2,621

Total current liabilities	24,980	17,544

LONG-TERM DEBT, less current maturities	16,055	16,472

OTHER LIABILITIES	2,873	3,034

Total liabilities	$ 43,908	$ 37,050

SHAREHOLDERS’ EQUITY
Common stock	19,856	19,715
Accumulated other comprehensive income (loss)	140	(1)
Additional paid in capital	34	---
Unearned compensation	---	(70)
Retained earnings	43,743	43,036

Total shareholders’ equity	63,773	62,680

Total liabilities and shareholders’ equity	$ 107,681	$ 99,730

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted shares in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31, 2006 2005

Net Sales	$ 89,281	$ 79,730

Cost of goods sold	78,279	70,928

Gross profit	11,002	8,802

Operating expenses:
Warehouse and delivery expenses	4,020	3,540
Selling, general, and administrative expenses	5,437	5,210

Total operating expenses	9,457	8,750

Operating income	1,545	52

Interest expense, net	334	270

Income (loss) before income taxes (credits)	1,211	(218)

Federal and state income taxes (credits)	505	(87)

Net income (loss)	$ 706	$ (131)

Basic earnings (loss) per common share	$ .15	$ (0.03)

Diluted earnings (loss) per share	$ .14	$ (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,832	4,747

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)	THREE MONTHS ENDED MARCH 31
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 706	$ (131)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,046	1,165
Stock based compensation expense	107	- - -
(Gain) on sale of fixed assets	(3)	(109)
(Increase) decrease in cash surrender value of life insurance	10	(2)
Deferred taxes	(14)	- - -
Other	77	76

Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(3,903)	(5,139)
Inventories	(4,300)	(2,669)
Prepaid expenses	(884)	17
Increase (decrease) in:
Accounts payable and accrued liabilities	6,869	1,309
Income taxes payable	459	(68)

Net cash provided by (used in) operating activities	170	(5,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(546)	(1,762)
Proceeds from sale of property and equipment	35	213
Life insurance premiums	(25)	(25)

Net cash (used in) investing activities	(536)	(1,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long term debt	- - -	15,000
Payments on long-term debt	(278)	(7,300)
Payments on deferred compensation obligations	(83)	(75)
Proceeds from exercise of common stock options	107	9
Other	(21)	(7)

Net cash provided by (used in) financing activities	(275)	7,627

Increase (decrease) in cash and cash equivalents	(641)	502

Cash and cash equivalents, beginning	1,077	83

Cash and cash equivalents, ending	$ 436	$ 585

Cash Payments for:
Interest	$ 409	$ 220
Income taxes	59	18

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and December 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

2.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.	The inventories on March 31, 2006 and December 31, 2005 consist of the following classes:
		March 31 2006	December 31 2005

	Raw materials	$20,597	$18,720
	Work in process	3,349	2,993
	Finished goods	6,251	4,964

	Total manufactured goods	30,197	26,677
	Distribution products	8,039	7,259

	Total inventories	$38,236	$33,936

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), and began recognizing compensation expense in its consolidated statements of operations as a selling, general, and administrative expense for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by Statement of Financial Statndards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to use the modified prospective method in applying this standard in which, as of January 1, 2006, compensation cost related to the non-vested portion of the awards outstanding was based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Therefore, the Company was not required to, and did not re-measure, the grant-date fair value estimate of the unvested portion of awards prior to January 1, 2006. Further, the Company did not restate prior period financial statements. If the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock based employee compensation to prior periods, the pro-forma expense recognized in the financial statements as of March 31, 2005 would have approximated $12. As a result of adopting SFAS 123R, the Company’s income before income taxes for the first quarter of 2006 is $34 lower than if it had continued to account for stock-based compensation under APB 25.

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for all periods presented. For purposes of this pro-forma disclosure, the value to the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate. In accordance with SFAS 123R, the fair value of stock and options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. There was one stock grant during the first quarter of 2006 which has accordingly been recognized in the financial statements. There were no stock option grants during the first quarter of 2005.

As of March 31, 2006, there was approximately $310 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Stock options issued prior to 2006 expire 6 years from the date of grant and are generally exercisable ratably over five years. Stock granted in 2006 will vest ratably over one year.

The following table summarizes the Company’s option activity for employees during the three months ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	255,213	$8.99
Granted	7,560	$10.59
Exercised	(19,200)	$6.19
Forfeited or expired	- - -	- - -

Outstanding at March 31, 2006	243,573	$9.26	3.25	$636,540

Exercisable at March 31, 2006	78,685	$7.68	3.25	$332,540

The aggregate intrinsic value in the table above is before income taxes, based on Patrick’s closing stock price of $11.87 as of the last business day of the period ended March 31, 2006.

5.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. The Company’s dilutive potential common shares were 44,904 and 49,025 for the three months ended March 31, 2006 and 2005, respectively.

6.

During the three months ended March 31, 2006, the Company recorded a mark-to-market credit of $140 for the changes in the estimated fair value of the swap agreement. This adjustment is according reflected in other comprehensive income.

7.

On March 21, 2006 in conjunction with the expiration of the Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new Rights to holders of the Company’s Common Stock. Under the agreement, the Company authorized and declared a dividend distribution of one Right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one Right for each share of Common Stock subsequently issued prior to the separation date as defined in the Rights Agreement. Each Right entitles the holder to 1/100th of a Preferred Share after paying the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Patrick Common Stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company’s assets are sold, then Right-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these Rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The Rights may be redeemed by the Company under certain circumstances at the rate of $.01 per Right. The Rights will expire on March 21, 2016. The Company has authorized 100,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

8.

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

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division, and a machine manufacturing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication

The table below presents unaudited information about the revenue, gross profit, operating income, and total assets of those segments: (dollars in thousands)

THREE MONTHS ENDED MARCH 31, 2006
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 45,372	$ 29,674	$ 3,182	$ 11,053	$ 89,281
Intersegment sales	1,533	157	957	784	3,431

Total sales	$ 46,905	$ 29,831	$ 4,139	$ 11,837	$ 92,712	*

Gross profit	$ 4,770	$ 3,701	$ 693	$ 1,109	$ 10,273	*

Operating income	$ 1,900	$ 1,294	$ 81	$ 608	$ 3,883	*

Total assets	$ 44,053	$ 14,812	$ 6,564	$ 10,487	$ 75,916

THREE MONTHS ENDED MARCH 31, 2005
Net outside sales	$ 40,419	$ 25,823	$ 3,452	$ 10,036	$ 79,730
Intersegment sales	1,389	90	890	1,051	3,420

Total sales	$ 41,808	$ 25,913	$ 4,342	$ 11,087	$ 83,150	*

Gross profit	$ 3,825	$ 2,874	$ 692	$ 680	$ 8,071	*

Operating income	$ 1,146	$ 665	$ 127	$ 257	$ 2,195	*

Total assets	$ 45,075	$ 13,881	$ 5,277	$ 7,262	$ 71,495

Reconciliation of segment operating income to consolidated operating income (dollars in thousands):

	2006	2005

Operating income for segments	$ 3,883	$ 2,195
Corporate incentive agreements	458	301
Consolidation reclassifications	(34)	125
Gain on sale of property and equipment	3	108
Corporate expenses	(2,649)	(2,599)
Other	(116)	(78)

Consolidated operating income	$ 1,545	$ 52

*Does not agree to Financial Statements due to consolidation eliminations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first quarter of 2006 for Patrick Industries, Inc. (the “Company”) represented the best first quarter results since 1999. Positive operating and sales trends from the fourth quarter of 2005 carried through the first quarter of 2006 with volume levels that were at contribution points above break-even and profitability which carried through to the bottom line. The Company reported increased sales of 12% from the first quarter of 2005 to the first quarter of 2006 and gross margins improved more than 1% from quarter to quarter. Operating income increased $1.4 million from quarter to quarter and net income increased $0.8 million, or $0.18 per share. The majority of the FEMA related business, which helped to propel volume levels in the fourth quarter of 2005, was completed in that quarter and therefore had minimal impact in the first quarter of 2006.

The Manufactured Housing Industry, which represents 43% of the Company’s sales for the three month period ending March 31, 2006, experienced shipment increases of approximately 9% from the first quarter of 2005. While this Industry is still plagued by financing concerns and, exclusive of FEMA related shipments, operating at more than 40 year lows, some factors that may help to mitigate some of the concerns include permanent rebuilding in the New Orleans area, rising interest rates, mild inflation, and improved job growth. Shipment estimates for 2006 have been projected to increase approximately 2% from 2005. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for the Company’s manufactured custom panels from these customers continues to shift to the Company’s distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The Recreational Vehicle Industry, which represents approximately 33% of the Company’s sales for the three month period ending March 31, 2006, continued on its strong pace with quarterly shipments increasing approximately 15% from the first quarter of 2005. Industry estimates for 2006 include a decline of approximately 11% from the near record shipment levels achieved in 2005. While rising gasoline prices appear to be having an impact on motorized units, the towable unit shipments have remained steady and increased more than 20% from the first quarter of 2005. Sales to the towable segment of the market approximate 75% of the Company’s total Recreational Vehicle Industry market sales.

The Industrial and other markets, which represent approximately 24% of the Company’s sales for the quarter ending March 31, 2006, experienced customer attrition from quarter to quarter accounting for approximately $2.0 million of lost sales due to import pressures and financial and other circumstances at several of the Company’s larger customers. New sources of demand are developing in this market sector, however, not quickly enough to offset the losses at these large clients. The Company’s efforts to penetrate and gain market share in these industries continues as many of the Company’s core competencies including quality customer service, short order lead times, and high volume quality manufacturing are a strategic fit for the requirements of this customer base.

The Company is currently structured to increase revenues without adding significant fixed costs and therefore is well positioned for growth in all of the markets that it serves. There continues to be short term visibility with respect to market conditions as lead times have decreased, however, the Company has strategic sales targets in place and being monitored and available capacity to help facilitate and accommodate future growth. Key focus areas for 2006 include identifying and executing strategic accretive acquisitions, capturing market share, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. The most recent capital plan ended in 2005 with three year expenditures totaling approximately $24 million. The capital plan for 2006 includes expenditures up to $5.5 million, with the potential for an additional $4.5 million based on certain strategic initiatives and pending Board of Directors approval. This potential incremental increase to the capital plan includes approximately $3.0 million for additional machinery and equipment and $1.5 million for building addition.

In April 2006, the Company renewed its credit facility which includes a $10 million line of credit and other provisions with its financial institutions for another three-year period extending out to 2009.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Quarter Ended March 31,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	87.7	89.0
Gross profit	12.3	11.0
Warehouse and delivery	4.5	4.4
Selling, general & administrative	6.1	6.5
Operating income (loss)	1.7	0.1
Income taxes (credits)	0.6	(0.1)
Net income (loss)	0.8	(0.2)

RESULTS OF OPERATIONS

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Net Sales. Net sales increased $9.6 million, or 12.0%, to $89.3 million in the quarter ended March 31, 2006 from $79.7 million in the quarter ended March 31, 2005. The increase in sales is attributable to a 9% increase in shipments in the Manufactured Housing Industry and a 15% increase in shipments in the Recreational Vehicle Industry in the first quarter of 2006. These two markets account for approximately 76% of the Company’s sales in the first quarter. Additionally, raw material product price increases were in effect from period to period and accounted for a portion of the increase.

Gross Profit. Gross profit increased $2.2 million, or 25.0%, to $11.0 million in the first quarter of 2006 from $8.8 million in the first quarter of 2005. As a percent of net sales, gross profit increased 1.3% to 12.3% in the first quarter of 2006 from 11.0% in the first quarter of 2005. The increase in dollars and percent of net sales is attributable to increased sales and comparable fixed costs and reduced workers compensation expense from period to period resulting in increased contribution.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.5 million, or 13.6%, to $4.0 million in the first quarter of 2006 from $3.5 million in the first quarter of 2005. As a percentage of net sales, warehouse and delivery expenses increased 0.1% to 4.5% in 2006 from 4.4% in 2005. The increase in dollars and percent of net sales is due to increased sales, fuel prices, and freight surcharges from the freight carriers from period to period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.2 million, or 4.4%, to $5.4 million in the first quarter of 2006 from $5.2 million in the first quarter of 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.4% to 6.1% in 2006 from 6.5% in 2005. The increase in dollars is attributable to increased sales and related variable expenses and the decrease in percentage of net sales is due to comparable fixed costs from period to period including wages, depreciation, and building rent.

Operating Income. Operating income increased $1.4 million to $1.5 million in the first quarter of 2006 from $0.1 million in the same period in 2005 due primarily to the increased sales and contribution levels, as well as product price increases which were passed onto customers which allowed the Company to maintain margins.

Interest Expense, Net. Interest expense, net increased $0.1 million to $0.4 million in the first quarter of 2006 from $0.3 million in the first quarter of 2005 due to the increase in outstanding debt as a result of the $15 million term debt financing that was entered into in March 2005.

Net Income. Net income increased $0.8 million to $0.7 million in the first quarter of 2006 from a loss of $0.1 million in the first quarter of 2005 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $5.1 million, or 12.2%, to $46.9 million in the first quarter of 2006 from $41.8 million in the first quarter of 2005. The increased sales are attributable to shipment increases in both the Manufactured Housing and Recreational Vehicle Industries, which comprise 66% of the sales in this particular segment. Additional market penetration with existing customers in the west and southwest helped overall sales levels in this segment and accounted for approximately $2.0 million of the increase.

Gross profit increased $1.0 million, or 24.7%, to $4.8 million in the first quarter of 2006 from $3.8 million in the first quarter of 2005. As a percentage of net sales, gross profit increased 1.0% to 10.2% in the first quarter of 2006 from 9.2% in the same period in 2005. The increase in dollars and percent of net sales is attributable to increased sales and comparable fixed costs from period to period.

Operating income increased $0.8 million to $1.9 million in the first quarter of 2006 from $1.1 million in the first quarter of 2005 due to the increased gross profit, as operating expenses improved from period to period as a percentage of net sales due to comparable fixed costs.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $3.9 million, or 15.1%, to $29.8 million in the first quarter of 2006 from $25.9 million in the first quarter of 2005. The increased sales are attributable to increased shipments in the Manufactured Housing Industry of approximately 9%, which represents approximately 85% of the sales in this particular segment. Additionally, price increases from period to period of approximately 20% to 25%, on certain of the products in this segment, were passed on to customers.

Gross profit increased $0.9 million, or 28.8%, to $3.7 million in 2006 from $2.8 million in 2005. As a percentage of net sales, gross profit increased 1.3% to 12.4% in 2006 from 11.1% in 2005. The increase in dollars and percent of net sales is attributable to the increased sales and product price increases.

Operating income increased $0.6 million to $1.3 million in 2006 from $0.7 million in 2005 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales decreased $0.2 million, or 4.7%, to $4.1 million in the first quarter of 2006 from $4.3 million in the first quarter of 2005. The decrease in net sales is due to reduced machinery sales from the Company’s machine manufacturing division from period to period of approximately $0.4 million. The Company is in the process of closing the machine manufacturing division and starting up a repair division to primarily handle repairs and maintenance on the Company’s laminating machines. This is expected to be completed in the third quarter of 2006. These declines were partially offset by increased sales in the Company’s cabinet door division of approximately $0.2 million from quarter to quarter.

Gross profit remained constant at $0.7 million for both the first quarter of 2006 and the first quarter of 2005. As a percentage of net sales, gross profit increased 0.8% to 16.7% in 2006 from 15.9% in 2005. The improved gross profits as a percentage of net sales are due to increased sales volume at the Company’s cabinet door facility which, from a gross profit perspective, offset the declines from the reduced sales at the machine manufacturing division.

Operating income remained constant from period to period at $0.1 million for both the first quarter of 2006 and first quarter of 2005 due to operating expenses being comparable from period to period.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales increased $0.7 million, or 6.8%, to $11.8 million in the first quarter of 2006 from $11.1 million in the first quarter of 2005. The increased sales are attributable to increased aluminum prices from period to period of approximately 23%.

Gross profit increased $0.4 million to $1.1 million in the first quarter of 2006 from $0.7 million in the first quarter of 2005. As a percentage of net sales, gross profit increased 3.3% to 9.4% in 2006 from 6.1% in 2005. The increase in gross profits is due to increased sales, improved inventory purchasing, and decreased fixed costs from period to period as a result of lean cost reduction.

Operating income increased $0.3 million to $0.6 million in 2006 from $0.3 million in 2005 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

In April 2006, the Company renewed its secured bank revolving credit agreement which provides loan availability of $10.0 million and maturity in the year 2009. Interest on this note is at prime or the Eurodollar rate plus a percentage based on he Company’s cash flow. The Company pays a commitment fee of between, 0.25% and 0.375% of the unused portion of the revolving line, based on the Company’s cash flow. The agreement is secured by all of the Company’s assets.

In March 2005, the Company secured a term debt financing package for $15.0 million. This package provides for a five year maturity in January 2010, and a ten year amortization schedule with principal payments which began in February 2006. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78%. Pursuant to the Credit Agreement, the Company is required to maintain certain financial ratios including a debt service coverage ratio and other cash flow ratios, all of which are currently complied with. In addition, the term debt which was obtained in March 2005 includes certain financial covenants which are incorporated into the overall credit facility.

In conjunction with its strategic and capital plan, the Company expects to spend approximately $5.0 million in 2006 on capital expenditures including buildings and equipment. The Company is currently contemplating spending an additional $4.0 million on certain machinery and building additions which will improve capacity and operating capabilities in one of business units. The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2006.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the footnotes to our Annual Report on form 10-K for the year ended December 31, 2005.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other statements contained in the Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Item 1A of our Form 10-K for the year ended December 31, 2005. The Company undertakes no duty to update these forward looking statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on form 10-K for the year ended December 31, 2005.

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

PATRICK INDUSTRIES, INC.

(Company)

Date	May 11, 2006	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	May 11, 2006	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Principal Financial Officer)