Form 10-Q
period 2006-06-30
PATRICK INDUSTRIES INC
filed 2006-08-14
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were 4,885,658 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets
June 30, 2006 (unaudited) & December 31, 2005	3

Unaudited Condensed Statements of Operations
Three Months Ended June 30, 2006 & 2005
Six Months Ended June 30, 2006 & 2005	4

Unaudited Condensed Statements of Cash Flows
Six Months Ended June 30, 2006 & 2005	5

Notes to Unaudited Condensed Financial Statements	6-11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	17

PART II: OTHER INFORMATION	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 6. EXHIBITS	20

Signatures	21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(dollars in thousands)	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 609	$ 1,077
Trade receivables	26,426	20,339
Inventories	45,312	33,936
Prepaid expenses	991	498
Deferred tax assets	1,141	1,141

Total current assets	74,479	56,991

PROPERTY AND EQUIPMENT, at cost	96,442	97,097
Less accumulated depreciation	57,465	57,423

	38,977	39,674

OTHER ASSETS	2,824	3,065

Total assets	$ 116,280	$ 99,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 2,767	$ 2,628
Short-term borrowings	1,942	---
Accounts payable	23,021	12,295
Accrued liabilities	4,685	2,621

Total current liabilities	32,415	17,544

LONG-TERM DEBT, less current maturities	15,639	16,472

OTHER LIABILITIES	2,760	3,034

Total liabilities	$ 50,814	$ 37,050

SHAREHOLDERS’ EQUITY
Common stock	20,387	19,715
Accumulated other comprehensive income (loss)	238	(1)
Additional paid in capital	56	---
Unearned compensation	(263)	(70)
Retained earnings	45,048	43,036

Total shareholders’ equity	65,466	62,680

Total liabilities and shareholders’ equity	$ 116,280	$ 99,730

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted shares in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

Net Sales	$ 94,692	$ 78,645	$ 183,973	$ 158,375

Cost of goods sold	82,993	69,081	161,272	140,009

Gross profit	11,699	9,564	22,701	18,366

Operating expenses:
Warehouse and delivery expenses	3,903	3,442	7,923	6,982
Selling, general, and administrative expenses	5,277	5,336	10,714	10,546

Total operating expenses	9,180	8,778	18,637	17,528

Operating income	2,519	786	4,064	838

Interest expense, net	325	389	659	659

Income before income taxes	2,194	397	3,405	179

Federal and state income taxes	888	159	1,393	72

Net income	$ 1,306	$ 238	$ 2,012	$ 107

Basic earnings per common share	$ .27	$ .05	$ .42	$ .02

Diluted earnings per share	$ .27	$ .05	$ .41	$ .02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,864	4,761	4,848	4,754

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 2,012	$ 107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,066	2,323
Share based compensation expense	211	- - -
(Gain) on sale of fixed assets	(65)	(124)
(Increase) decrease in cash surrender value of life insurance	(118)	8
Deferred taxes	(22)	- - -
Other	153	153

Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(6,088)	(5,718)
Inventories	(11,376)	(5,139)
Prepaid expenses	(493)	(180)
Increase (decrease) in:
Accounts payable and accrued liabilities	11,601	3,959
Income taxes payable	1,190	46

Net cash used in operating activities	(929)	(4,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,579)	(3,163)
Proceeds from sale of property and equipment	350	238
Life insurance premiums	(48)	(50)
Life insurance proceeds	371	- - -

Net cash used in investing activities	(906)	(2,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long term debt	- - -	15,000
Payments on long-term debt	(694)	- - -
Short-term borrowings (payments)	1,942	(7,300)
Payments on deferred compensation obligations	(165)	(152)
Proceeds from exercise of common stock options	323	9
Other	(39)	(47)

Net cash provided by financing activities	1,367	7,510

Decrease in cash and cash equivalents	(468)	(30)

Cash and cash equivalents, beginning	1,077	83

Cash and cash equivalents, ending	609	53

Cash Payments for:
Interest	755	653
Income taxes	249	56

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and December 31, 2005, and the results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005.

2.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.	The inventories on June 30, 2006 and December 31, 2005 consist of the following classes:
	June 30, 2006	December 31, 2005

Raw materials	$26,351	$18,720
Work in process	2,916	2,993
Finished goods	6,909	4,964

Total manufactured goods	36,176	26,677
Distribution products	9,136	7,259

Total inventories	$45,312	$33,936

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), and began recognizing compensation expense in its consolidated statements of operations as a selling, general, and administrative expense for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by Statement of Financial Statndards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to use the modified prospective method in applying this standard in which, as of January 1, 2006, compensation cost related to the non-vested portion of the awards outstanding was based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Therefore, the Company was not required to, and did not re-measure, the grant-date fair value estimate of the unvested portion of awards prior to January 1, 2006. Further, the Company did not restate prior period financial statements. As a result of adopting SFAS 123R, the Company’s income before income taxes for the second quarter and year to date periods ending June 30, 2006 is $22 and $56 lower, respectively, than if it had continued to account for stock-based compensation under APB 25.

For purposes of this pro-forma disclosure, the value to the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods using the following assumptions:

	2006	2005	2004
Dividend rate	0.00%	0.00%	0.00%
Risk-free interest rate	4.75%	5.00%	3.50%
Expected option life	1 year	4 years	4 years
Price volatility	33.2%	36.45%	31.00%

The table below illustrates the effect on net income and earnings per share had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards consistent with the provision of FASB No. 123:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Net income as reported	238	107
Add: total stock-based employee compensation expense included in reported net income	- - -	- - -
Deduct: total stock-based employee compensation expense determined under fair value based method for all rewards, net of tax benefits	(12)	(24)

Pro forma net income	226	83

Basic earnings per share:
As reported	$0.05	$0.02
Pro forma	$0.05	$0.02
Diluted earnings per share:
As reported	$0.05	$0.02
Pro-forma	$0.05	$0.02

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate. In accordance with SFAS 123R, the fair value of stock and options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed. There was one stock grant during the first quarter of 2006 and one stock grant during the second quarter of 2006 which have accordingly been recognized in the financial statements.

As of June 30, 2006, there was approximately $307 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Stock options issued prior to 2006 expire six years from the date of grant and are generally exercisable ratably over five years. Stock granted in the first quarter of 2006 will vest ratably over one year and stock granted in the second quarter will vest on May 10, 2007.

The following table summarizes the Company’s option activity for employees during the six months ended June 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	255,213	$8.99
Granted	28,560	$12.19
Exercised	(29,825)	$8.09
Forfeited or expired	(2,250)	$10.01

Outstanding at June 30, 2006	251,698	$9.45	3.00	$359,295

Exercisable at June 30, 2006	91,687	$8.82	3.00	$224,633

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $11.27 as of the last business day of the period ended June 30, 2006.

5.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. The Company’s dilutive potential common shares were 38,704 and 44,037 for the three and six months ended June 30, 2006 and 2005, respectively.

6.             During the six months ended June 30, 2006, the Company recorded a mark-to-market credit of $238 for the changes in the estimated fair value of the swap agreement. This adjustment is accordingly reflected in other comprehensive income.

7.

On March 21, 2006 in conjunction with the expiration of the Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s Common Stock. Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of Common Stock subsequently issued prior to the separation date as defined in the Rights Agreement. Each right entitles the holder to purchase 1/100th of a Preferred Share at the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Company Common Stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company’s assets are sold, then right-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 21, 2016. The Company has authorized 100,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

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

THREE MONTHS ENDED JUNE 30, 2006
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 46,783	$ 31,804	$ 3,870	$ 12,235	$ 94,692
Intersegment sales	1,299	158	921	978	3,356

Total sales	$ 48,082	$ 31,962	$ 4,791	$ 13,213	$ 98,048	*

Gross profit	$ 5,403	$ 3,999	$ 383	$ 1,174	$ 10,959	*

Operating income	$ 2,664	$ 1,669	$ 94	$ 558	$ 4,985	*

THREE MONTHS ENDED JUNE 30, 2005
Net outside sales	$ 38,464	$ 27,111	$ 3,159	$ 9,910	$ 78,644
Intersegment sales	1,517	114	860	769	3,260

Total sales	$ 39,981	$ 27,225	$ 4,019	$ 10,679	$ 81,904	*

Gross profit	$ 3,979	$ 3,016	$ 586	$ 760	$ 8,341	*

Operating income	$ 1,393	$ 835	$ 65	$ 311	$ 2,604	*

SIX MONTHS ENDED JUNE 30, 2006
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 92,155	$ 61,478	$ 7,052	$ 23,288	$ 183,973
Intersegment sales	2,831	315	1,878	1,762	6,786

Total sales	$ 94,986	$ 61,793	$ 8,930	$ 25,050	$ 190,759	*

Gross profit	$ 10,173	$ 7,700	$ 1,170	$ 2,283	$ 21,326	*

Operating income	$ 4,564	$ 2,962	$ 176	$ 1,166	$ 8,868	*

Total assets	$ 49,957	$ 16,998	$ 11,696	$ 5,775	$ 84,426

SIX MONTHS ENDED JUNE 30, 2005
Net outside sales	$ 78,884	$ 52,934	$ 6,612	$ 19,946	$ 158,376
Intersegment sales	2,906	204	1,750	1,820	6,680

Total sales	$ 81,790	$ 53,138	$ 8,362	$ 21,766	$ 165,056	*

Gross profit	$ 7,804	$ 5,890	$ 1,278	$ 1,440	$ 16,412	*

Operating income	$ 2,539	$ 1,500	$ 192	$ 568	$ 4,799	*

Total assets	$ 46,100	$ 14,699	$ 8,122	$ 5,480	$ 74,401

Reconciliation of segment operating income to consolidated operating income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating income for segments	$ 4,985	$ 2,604	$ 8,868	$ 4,799
Corporate incentive agreements	750	792	1,208	1,093
Consolidation reclassifications	25	32	(9)	156
Gain on sale of property and equipment	62	15	65	124
Corporate expenses	(2,761)	(2,665)	(5,410)	(5,264)
Other	(542)	8	(658)	(70)

Consolidated operating income	$ 2,519	$ 786	$ 4,064	$ 838

*Does not agree to Financial Statements due to consolidation eliminations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first and second quarters of 2006 for Patrick Industries, Inc. (the “Company”) represented the best respective quarterly results since 1999. Positive operating and sales trends from the fourth quarter of 2005 and first quarter of 2006 carried through the second quarter of 2006 with volume levels that were at contribution points above break-even and profitability which transferred to the bottom line. The Company’s continued focus on keeping costs aligned with revenues resulted in approximately $0.4 million more in operating costs in the quarter and $1.1 million more for the six months ended June 30, 2006 when compared to the respective 2005 periods. The overall percentage impact was that sales increased 20% for the quarter and 16% year to date with corresponding increases in operating expenses of 5% for the quarter and 6% year to date. Operating income increased $1.7 million for the quarter and $3.2 million year to date. Barring unforeseen industry conditions, the Company believes that it is well positioned to further increase sales without adding significant amounts of fixed overhead expense.

Raw material product price increases as a result of a fairly strong residential housing market and market penetration in all of the industries that the Company serves helped to bolster overall sales levels and thus propel the Company’s sales beyond the industry trends. The Company’s strategic relationships with its suppliers also helped to secure product in areas where demand far exceeded supply, thus driving a premium, not only for the product availability and pricing, but further solidifying the Company as a quality and valuable source of materials to our customer base. Heading into the third quarter, the residential housing market appears to be showing signs of decline and therefore may result in less demand on certain of the Company’s products. This could impact product pricing as supply catches up with the demand in the residual markets including Manufactured Housing.

The Manufactured Housing Industry, which represents 43% of the Company’s sales for the six month period ending June 30, 2006, experienced shipment decreases of approximately 5% from the second quarter of 2005 and a modest increase of 1% year to date. While this Industry is still plagued by financing concerns, including lack of funding sources and exclusive of FEMA related shipments operating at more than 40 year lows, permanent rebuilding in the New Orleans area, rising interest rates, mild inflation and improved job growth may favorably impact this Industry. Shipment estimates for 2006 have been projected to be comparable to 2005. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for the Company’s manufactured custom panels continues to shift to the Company’s distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The Recreational Vehicle Industry, which represents approximately 31% of the Company’s sales for the six month period ending June 30, 2006, continued on its strong pace with quarterly shipments increasing approximately 13% from the second quarter of 2005 and 14% year to date. While rising gasoline prices appear to be having an impact on motorized units, the towable unit shipments remained steady through June 2006 and increased approximately 18% from the second quarter of 2005 and 19% year to date. Sales to the towable segment of the market approximate 75% of the Company’s total Recreational Vehicle Industry market sales. Heading into the third quarter, the market appears to be softening in the Recreational Vehicle Industry and could result in less demand for the Company’s products than that experienced in the first six months of the year.

The Company’s diversification efforts into the Industrial and other markets, which represent approximately 26% of the Company’s sales for the six months ending June 30, 2006, resulted in additional market penetration of approximately $3.2 million through June 2006. Customer attrition continued from the first quarter of 2006 accounting for approximately $4.0 million of lost sales due to import pressures and financial and other circumstances at several of the Company’s larger customers. New sources of demand are developing in this market sector, however, not quickly enough to offset the losses of these large clients. The Company’s efforts to penetrate and gain market share in these industries continues because the Company believes certain of its core competencies including quality customer service, short order lead times, and high volume quality manufacturing are a strategic fit for the requirements of this customer base.

The Company believes that it is well positioned for growth in all of the markets that it serves. Key focus areas for 2006 include identifying and executing strategic accretive acquisitions, capturing market share, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. The most recent capital plan ended in 2005 with three year expenditures totaling approximately $24.0 million. The capital plan for 2006 includes expenditures up to $10 million including a new $4.5 million expansion to the Company’s engineered solutions segment. This expansion includes approximately $3.0 million for additional machinery and equipment and $1.5 million for building addition.

In April 2006, the Company renewed its credit facility which includes a $10.0 million line of credit and other provisions with its financial institutions for another three-year period extending out to 2009.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Quarter Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.7	87.8	87.7	88.4
Gross profit	12.3	12.2	12.3	11.6
Warehouse and delivery	4.1	4.4	4.3	4.4
Selling, general & administrative	5.6	6.8	5.8	6.7
Operating income	2.6	1.0	2.2	0.5
Income taxes	0.9	0.2	0.8	0.1
Net income	1.4	0.3	1.1	0.1

RESULTS OF OPERATIONS

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net Sales. Net sales increased $16.0 million, or 20.4%, to $94.7 million in the quarter ended June 30, 2006 from $78.6 million in the quarter ended June 30, 2005. The increase in sales is partially attributable to a 13% increase in shipments in the Recreational Vehicle Industry in the second quarter of 2006. Additional increased sales volume is due to increased market penetration and various raw material price increases that were passed on to the Company’s customers in all three market sectors the Company serves. Market penetration was the result of strategic sales focus and the Company’s valued relationships with certain vendors that helped to secure raw materials in locations where those materials were either on allocation or in short supply.

Gross Profit. Gross profit increased $2.1 million, or 22.3%, to $11.7 million in the second quarter of 2006 from $9.6 million in the second quarter of 2005. As a percent of net sales, gross profit increased 0.1% to 12.3% in the second quarter of 2006 from 12.2% in the second quarter of 2005. The increase in dollars and percent of net sales is attributable to increased sales, comparable fixed costs, and improved labor efficiencies from period to period resulting in increased contribution.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.5 million, or 13.4%, to $3.9 million in the second quarter of 2006 from $3.4 million in the second quarter of 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.3% to 4.1% in 2006 from 4.4% in 2005. The increase in dollars is due to increased sales, fuel prices, and freight surcharges from the freight carriers from period to period. The decrease in percentage of net sales is attributable to comparable fixed costs from period to period. As increasing fuel prices and freight surcharges continue, it could have a negative impact on the Company’s operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses were comparable from period to period at $5.3 million for both the second quarter of 2006 and 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 1.2% to 5.6% in 2006 from 6.8% in 2005. The second quarter of 2006 includes a $0.1 million gain on life insurance proceeds. The Company’s efforts to keep costs aligned with revenues has resulted in comparable fixed costs from period to period resulting in lower selling, general, and administrative expenses as a percentage of net sales.

Operating Income. Operating income increased $1.7 million to $2.5 million in the second quarter of 2006 from $0.8 million in the same period in 2005 due primarily to the increased sales and gross profit contribution levels, as well as product price increases which were passed onto customers which allowed the Company to maintain margins.

Interest Expense, Net. Interest expense, net decreased $0.1 million to $0.3 million in the second quarter of 2006 from $0.4 million in the second quarter of 2005 due to a decrease in debt service requirements.

Net Income. Net income increased $1.1 million to $1.3 million in the second quarter of 2006 from $0.2 million in the second quarter of 2005 due primarily to the factors described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales. Net sales increased $25.6 million, or 16.2%, to $184.0 million in the six months ended June 30, 2006 from $158.4 million in the six months ended June 30, 2005. The increase in sales is partially attributable to a 1% increase in shipments in the Manufactured Housing Industry and a 14% increase in shipments in the Recreational Vehicle Industry from a strong towables market in 2006. Additional increased sales volume is due to increased market penetration and various raw material price increases which were passed on to the Company’s customers in all three market sectors the Company serves. Market penetration is the result of strategic sales focus and the Company’s valued relationships with certain vendors that helped to secure raw materials in locations where those materials were either on allocation or in short supply.

Gross Profit. Gross profit increased $4.3 million, or 23.6%, to $22.7 million through June 2006 from $18.4 million in the same period in 2005. As a percent of net sales, gross profit increased 0.7% to 12.3% in 2006 from 11.6% in 2005. The increase in dollars and percent of net sales is attributable to increased sales, comparable fixed costs, improved labor efficiencies, and a 31% reduction in workers compensation expense from period to period resulting in increased contribution.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.9 million, or 13.5%, to $7.9 million in 2006 from $7.0 million in the 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.1% to 4.3% in 2006 from 4.4% in 2005. The increase in dollars is due to increased sales, fuel prices, and freight surcharges from the freight carriers from period to period. The decrease in percentage of net sales is attributable to comparable fixed costs from period to period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.2 million to $10.7 million in 2006 from $10.5 million in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.9% to 5.8% in 2006 from 6.7% in 2005. The second quarter of and year to date through June 2006 includes a $0.1 million gain on life insurance proceeds. The Company’s efforts to keep costs aligned with revenues has resulted in comparable fixed costs from period to period resulting in lower selling, general, and administrative expenses as a percentage of net sales.

Operating Income. Operating income increased $3.3 million to $4.1 million in 2006 from $0.8 million in the same period in 2005 due primarily to the increased sales and gross profit contribution levels, as well as raw material product price increases which were passed onto customers which allowed the Company to maintain margins.

Interest Expense, Net. Interest expense, net remained consistent at $0.7 million for both six month periods ending June 30, 2006 and 2005.

Net Income. Net income increased $1.9 million to $2.0 million for the six month period ending June 30, 2006 from $0.1 million in the same period in 2005 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $8.1 million, or 20.3%, to $48.1 million in the second quarter of 2006 from $40.0 million in the second quarter of 2005. The increased sales are attributable to shipment and raw material product price increases, and market penetration in both the Manufactured Housing and Recreational Vehicle Industries, which comprise 63% of the sales in this particular segment. Additional market sales gains include approximately $2.5 million in the industrial sector during the quarter with two customers in the Southwest.

Gross profit increased $1.4 million, or 35.8%, to $5.4 million in the second quarter of 2006 from $4.0 million in the second quarter of 2005. As a percentage of net sales, gross profit increased 1.2% to 11.2% in the second quarter of 2006 from 10.0% in the same period in 2005. The increase in dollars and percent of net sales is attributable to increased sales and comparable fixed costs from period to period.

Operating income increased $1.3 million to $2.7 million in the second quarter of 2006 from $1.4 million in the second quarter of 2005 due to the increased gross profit, as operating expenses improved from period to period as a percentage of net sales due to comparable fixed costs.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $4.7 million, or 17.4%, to $31.9 million in the second quarter of 2006 from $27.2 million in the second quarter of 2005. The increased sales are attributable to product price increases and market penetration specifically in the Manufactured Housing Industry, which represents approximately 85% sales in this particular segment. Price increases from period to period of approximately 20% to 30%, on certain of the products in this segment, were passed through to customers as the Company attempted to maintain margins.

Gross profit increased $1.0 million, or 32.6%, to $4.0 million in 2006 from $3.0 million in 2005. As a percentage of net sales, gross profit increased 1.4% to 12.5% in 2006 from 11.1% in 2005. The increase in dollars and percent of net sales is attributable to the increased sales and product price increases.

Operating income increased $0.8 million to $1.6 million in 2006 from $0.8 million in 2005 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $0.8 million, or 19.2%, to $4.8 million in the second quarter of 2006 from $4.0 million in the second quarter of 2005. The increase in net sales is due to additional machinery sales from the Company’s machine manufacturing division from period to period of approximately $0.2 million, and increased market penetration in one of the other divisions in this segment accounting for the remainder. The Company is in the process of closing the machine manufacturing division and starting up a repair division that will primarily handle repairs and maintenance on the Company’s laminating machines. All billing out of this division is on orders received prior to 2006 and no new orders have been taken or processed since the beginning of 2006. The financial closeout is expected to be completed in the fourth quarter of 2006.

Gross profit declined by $0.1 million to $0.5 million in the second quarter of 2006 from $0.6 million in the second quarter of 2005. As a percentage of net sales, gross profit decreased 4.6% to 10.0% in 2006 from 14.6% in 2005. The decrease in gross profit is due to labor inefficiencies as a result of significant product mix variations at one of the operations in this segment.

Operating income remained constant from period to period at $0.1 million for both the second quarter of 2006 and second quarter of 2005 due to reduced operating expenses from period to period.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales increased $2.5 million, or 23.7%, to $13.2 million in the second quarter of 2006 from $10.7 million in the second quarter of 2005. The increased sales are attributable to increased aluminum prices, certain of which were passed on to customers, from period to period of approximately 44% and increased penetration into the Recreational Vehicle Industry.

Gross profit increased $0.4 million to $1.2 million in the second quarter of 2006 from $0.8 million in the second quarter of 2005. As a percentage of net sales, gross profit increased 1.8% to 8.9% in 2006 from 7.1% in 2005. The increase in gross profits is due to increased sales, improved inventory purchasing, and decreased fixed costs from period to period as a result of lean manufacturing processes which resulted in cost reduction.

Operating income increased $0.2 million to $0.5 million in 2006 from $0.3 million in 2005 due to the factors described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $13.2 million, or 16.1%, to $95.0 million in the six months ended June 30, 2006 from $81.8 million in the same period in 2005. The increased sales are partially attributable to shipment and raw material price increases, and market penetration in both the Manufactured Housing and Recreational Vehicle Industries which account for approximately $7.0 million of the increase and represent 63% of the sales in this particular segment. Additional market sales gains include approximately $3.2 million in the Industrial sector during 2006 with two customers in the Southwest.

Gross profit increased $2.4 million, or 30.4%, to $10.2 million in 2006 from $7.8 million in 2005. As a percentage of net sales, gross profit increased 1.2% to 10.7% in 2006 from 9.5% in the same period in 2005. The increase in dollars and percent of net sales is attributable to increased sales and comparable fixed costs from period to period resulting in better utilization and contribution rates.

Operating income increased $2.0 million to $4.5 million in 2006 from $2.5 million in 2005 due to the increased gross profit, as operating expenses improved from period to period as a percentage of net sales due to comparable fixed costs. Operating expenses for this segment were 5.9% of net sales in 2006 compared to $6.4% in 2005.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $8.7 million, or 16.3%, to $61.8 million in 2006 from $53.1 million in 2005. The increased sales are attributable to product price increases and market penetration specifically in the Manufactured Housing Industry, which represents approximately 85% sales in this particular segment. Price increases from period to period of approximately 20% to 30%, on certain of the products in this segment, were passed through to customers as the Company attempted to maintain margins.

Gross profit increased $1.8 million, or 30.7%, to $7.7 million in 2006 from $5.9 million in 2005. As a percentage of net sales, gross profit increased 1.4% to 12.5% in 2006 from 11.1% in 2005. The increase in dollars and percent of net sales is attributable to the increased sales and product price increases.

Operating income increased $1.5 million to $3.0 million in 2006 from $1.5 million in 2005 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $0.5 million, or 6.8%, to $8.9 million in 2006 from $8.4 million in 2005. The increase in net sales is due primarily to additional cabinet door sales from the Company’s cabinet door division. The Company is in the process of closing the machine manufacturing division and starting up a repair division to primarily handle repairs and maintenance on the Company’s laminating machines. All billing out of this division is on orders received prior to 2006 and no new orders have been taken or processed in 2006. The financial closeout is expected to be completed in the fourth quarter of 2006.

Gross profit declined by $0.1 million to $1.2 million in 2006 from $1.3 million in 2005. As a percentage of net sales, gross profit decreased 2.2% to 13.1% in 2006 from 15.3% in 2005. The decrease in gross profit is due to labor inefficiencies at one of the operations in this segment.

Operating income remained constant from period to period at $0.2 million for both 2006 and 2005 due to reduced operating expenses from period to period.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales increased $3.2 million, or 15.1%, to $25.0 million in 2006 from $21.8 million in 2005. The increased sales are attributable to increased aluminum prices from period to period of approximately 31% and increased penetration into the Recreational Vehicle industry. The operations in this segment are running at or near capacity at this time.

Gross profit increased $0.9 million to $2.3 million in 2006 from $1.4 million in 2005. As a percentage of net sales, gross profit increased 2.5% to 9.1% in 2006 from 6.6% in 2005. The increase in gross profits is due to increased sales, improved inventory purchasing, and decreased fixed costs from period to period as a result of lean manufacturing processes resulting in cost reduction.

Operating income increased $0.6 million to $1.2 million in 2006 from $0.6 million in 2005 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

In April 2006, the Company renewed its secured bank revolving credit agreement which provides loan availability of $10.0 million and maturity in the year 2009. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company’s cash flow. The Company pays a commitment fee of between, 0.25% and 0.375% of the unused portion of the revolving line, based on the Company’s cash flow. The agreement is secured by all of the Company’s assets.

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

In conjunction with its strategic and capital plan, the Company expects to spend approximately $10.0 million in 2006 on capital expenditures including a $4.5 million expansion to improve capacity and operating capabilities in one of business units. The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 11, 2006.
(b)	Not applicable
(c)	1. Set forth below is the tabulation of the votes on each nominee for election as a director:

Withhold

Name                                                 For                      Authority

Walter E. Wells	4,347,090	345,889
John H. McDermott	3,166,720	1,526,259
Paul E. Hassler	4,312,086	380,893

2.	Set forth below is the tabulation of the votes related to the amendments of the 1987 Stock Option Program:
Votes	Votes

For                        Against                             Abstain                Non-Votes

2,097,777	1,967,631	6,687	620,884

3.	Set forth below is the tabulation of the votes related to the approval of the Control Share Acquisition and reinstatement of full voting rights of Tontine Capital Partners, L.P. common stock:
Votes	Votes

For                        Against                              Abstain                              Non-Votes

2,516,673	20,891	40,396	771,113

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)	Exhibits
10(bb)

Patrick Industries, Inc. 1987 Stock Option Program as amended and restated (through 5/11/06). Filed as Exhibit 10(bb) to the Company’s Form 8-K filed with the SEC on May 17, 2006 and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.

(Company)

Date	August 11, 2006	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	August 11, 2006	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Chief Financial Officer)