Form 10-Q
period 2006-09-30
PATRICK INDUSTRIES INC
filed 2006-11-14
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 4,893,908 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets
September 30, 2006 (unaudited) & December 31, 2005	3

Unaudited Condensed Statements of Operations
Three Months Ended September 30, 2006 & 2005
Nine Months Ended September 30, 2006 & 2005	4

Unaudited Condensed Statements of Cash Flows
Nine Months Ended September 30, 2006 & 2005	5

Notes to Unaudited Condensed Financial Statements	6-10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	18

PART II: OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

Signatures	20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(dollars in thousands)	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 530	$ 1,077
Trade receivables	25,584	20,339
Inventories	48,106	33,936
Prepaid expenses	836	498
Deferred tax assets	1,141	1,141

Total current assets	76,197	56,991

PROPERTY AND EQUIPMENT, at cost	95,767	97,097
Less accumulated depreciation	54,435	57,423

	41,332	39,674

OTHER ASSETS	2,887	3,065

Total assets	$ 120,416	$ 99,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 2,767	$ 2,628
Short-term borrowings	9,861	---
Accounts payable	20,142	12,295
Accrued liabilities	4,029	2,621

Total current liabilities	36,799	17,544

LONG-TERM DEBT, less current maturities	14,822	16,472

OTHER LIABILITIES	2,918	3,034

Total liabilities	$ 54,539	$ 37,050

SHAREHOLDERS’ EQUITY
Common stock	20,273	19,715
Accumulated other comprehensive income (loss)	62	(1)
Additional paid in capital	88	---
Unearned compensation	---	(70)
Retained earnings	45,454	43,036

Total shareholders’ equity	65,877	62,680

Total liabilities and shareholders’ equity	$ 120,416	$ 99,730

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted shares in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Net Sales	$ 90,849	$ 81,132	$ 274,822	$ 239,507

Cost of goods sold	80,321	71,905	241,593	211,914

Gross profit	10,528	9,227	33,229	27,593

Operating expenses:
Warehouse and delivery expenses	3,720	3,351	11,643	10,333
Selling, general, and administrative expenses	5,699	5,208	16,413	15,755

Total operating expenses	9,419	8,559	28,056	26,088

Operating income	1,109	668	5,173	1,505

Interest expense, net	446	436	1,105	1,095

Income before income taxes	663	232	4,068	410

Federal and state income taxes	257	93	1,650	164

Net income	$ 406	$ 139	$ 2,418	$ 246

Basic earnings per common share	$ .08	$ .03	$ .50	$ .05

Diluted earnings per share	$ .08	$ .03	$ .49	$ .05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,890	4,780	4,862	4,763

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,418	$ 246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,121	3,485
Share based compensation expense	330	- - -
(Gain) on sale of fixed assets	(66)	(143)
(Increase) decrease in cash surrender value of life insurance	(86)	71
Deferred taxes	(35)	(62)
Other	230	284

Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(5,245)	(7,706)
Inventories	(14,170)	(1,833)
Prepaid expenses	(338)	(29)
Increase (decrease) in:
Accounts payable and accrued liabilities	9,069	7,710
Income taxes payable	186	159

Net cash provided by (used in) operating activities	(4,586)	2,182

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,943)	(6,813)
Proceeds from sale of property and equipment	343	274
Life insurance premiums	(162)	(104)
Life insurance proceeds	371	- - -

Net cash used in investing activities	(4,391)	(6,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long term debt	- - -	15,000
Payments on long-term debt	(1,511)	(2,972)
Short-term borrowings (payments)	9,861	(7,300)
Payments on deferred compensation obligations	(247)	(229)
Proceeds from exercise of common stock options	385	166
Other	(58)	(78)

Net cash provided by financing activities	8,430	4,587

Increase (decrease) in cash and cash equivalents	(547)	126

Cash and cash equivalents, beginning	1,077	83

Cash and cash equivalents, ending	$ 530	$ 209

Cash Payments for:
Interest	1,048	1,124
Income taxes	1,396	65

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and December 31, 2005, and the results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.

2.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

3.	The inventories on September 30, 2006 and December 31, 2005 consist of the following classes:
	September 30, 2006	December 31, 2005

Raw materials	$30,293	$18,720
Work in process	1,452	2,993
Finished goods	6,326	4,964

Total manufactured goods	38,071	26,677
Distribution products	10,035	7,259

Total inventories	$48,106	$33,936

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

4.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), and began recognizing compensation expense in its consolidated statements of operations as a selling, general, and administrative expense for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to use the modified prospective method in applying this standard in which, as of January 1, 2006, compensation cost related to the non-vested portion of the awards outstanding was based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Therefore, the Company was not required to, and did not re-measure, the grant-date fair value estimate of the unvested portion of awards prior to January 1, 2006. Further, the Company did not restate prior period financial statements. As a result of adopting SFAS 123R, the Company’s income before income taxes for the third quarter and year to date periods ending September 30, 2006 is $31 and $87 lower, respectively, than if it had continued to account for stock-based compensation under APB 25.

For purposes of this pro-forma disclosure, the value to the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods using the following assumptions:

	2006	2005
Dividend rate	0.00%	0.00%
Risk-free interest rate	4.75%	5.00%
Expected option life	1 year	4 years
Price volatility	33.2%	36.45%

The table below illustrates the effect on net income and earnings per share had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards consistent with the provision of FASB No. 123:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income as reported	139	246
Add: total stock-based employee compensation expense included in reported net income	- - -	- - -
Deduct: total stock-based employee compensation expense determined under fair value based method for all rewards, net of tax benefits	(12)	(36)

Pro forma net income	127	210

Basic earnings per share:
As reported	$0.03	$0.05
Pro forma	$0.03	$0.05
Diluted earnings per share:
As reported	$0.03	$0.05
Pro-forma	$0.03	$0.05

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

As of September 30, 2006, there was approximately $266 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

Stock options issued prior to 2006 expire six years from the date of grant and are generally exercisable ratably over five years. Stock granted in the first quarter of 2006 will vest ratably over one year and stock granted in the second quarter will vest on May 10, 2007.

The following table summarizes the Company’s option activity for employees during the nine months ended September 30, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	255,213	$8.99
Granted	28,560	$12.19
Exercised	(46,900)	$6.48
Forfeited or expired	(8,625)	$10.01

Outstanding at September 30, 2006	228,248	$9.87	3	$587,049

Exercisable at September 30, 2006	83,452	$8.97	3	$289,930

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $12.44 as of the last business day of the period ended September 30, 2006. The aggregate intrinsic value of options exercised through September 30, 2006 is $244,335.

5

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

6.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157.

7.

In October 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” “SFAS 158”). SFAS 158 will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements including the funded status of the plan. As a result, an employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company expects the impact of applying this standard to be approximately $0.3 million of additional expense in the fourth quarter of 2006.

8.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. The Company’s dilutive potential common shares were 40,118 and 28,743 for the three and nine months ended September 30, 2006 and 2005, respectively.

9.

During the nine months ended September 30, 2006, the Company recorded a mark-to-market credit of $62 for the changes in the estimated fair value of the swap agreement. This adjustment is accordingly reflected in other comprehensive income.

10.

On March 21, 2006 in conjunction with the expiration of the Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s Common Stock. Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of Common Stock subsequently issued prior to the separation date as defined in the Rights Agreement. Each right entitles the holder to purchase 1/100th of a Preferred Share at the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Company Common Stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company’s assets are sold, then right-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 21, 2016. The Company has authorized 100,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

11.

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

Distribution - Distributes pre-finished wall and ceiling panels, drywall finishing products, particleboard, hardboard and vinyl siding, roofing products, high pressure laminates, passage doors, various flooring products, building hardware, insulation, and other products.

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division, and a machine manufacturing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication.

The table below presents unaudited information about the revenue, gross profit, operating income, and total assets of those segments: (dollars in thousands)

THREE MONTHS ENDED SEPTEMBER 30, 2006
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 44,146	$ 31,139	$ 3,827	$ 11,737	$ 90,849
Intersegment sales	1,197	97	706	707	2,707

Total sales	$ 45,343	$ 31,236	$ 4,533	$ 12,444	$ 93,556	*

Gross profit	$ 4,485	$ 3,889	$ 113	$ 697	$ 9,184	*

Operating income	$ 1,680	$ 1,598	$ (136)	$ 175	$ 3,317	*

THREE MONTHS ENDED SEPTEMBER 30, 2005
Net outside sales	$ 39,846	$ 28,448	$ 2,607	$ 10,231	$ 81,132
Intersegment sales	1,421	131	840	877	3,269

Total sales	$ 41,267	$ 28,579	$ 3,447	$ 11,108	$ 84,401	*

Gross profit	$ 3,843	$ 2,959	$ 588	$ 903	$ 8,293	*

Operating income	$ 1,327	$ 803	$ 85	$ 412	$ 2,627	*

NINE MONTHS ENDED SEPTEMBER 30, 2006
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 136,301	$ 92,617	$ 10,879	$ 35,025	$ 274,822
Intersegment sales	4,028	412	2,585	2,469	9,494

Total sales	$ 140,329	$ 93,029	$ 13,464	$ 37,494	$ 284,316	*

Gross profit	$ 14,658	$ 11,589	$ 1,283	$ 2,981	$ 30,511	*

Operating income	$ 6,244	$ 4,560	$ 40	$ 1,342	$ 12,186	*

Total assets	$ 53,810	$ 17,534	$ 3,973	$ 11,184	$ 86,501

NINE MONTHS ENDED SEPTEMBER 30, 2005
Net outside sales	$ 118,729	$ 81,382	$ 9,219	$ 30,177	$ 239,507
Intersegment sales	4,327	335	2,590	2,697	9,949

Total sales	$ 123,056	$ 81,717	$ 11,809	$ 32,874	$ 249,456	*

Gross profit	$ 11,647	$ 8,849	$ 1,867	$ 2,342	$ 24,705	*

Operating income	$ 3,867	$ 2,302	$ 277	$ 980	$ 7,426	*

Total assets	$ 45,155	$ 14,651	$ 5,926	$ 7,763	$ 73,495

Reconciliation of segment operating income to consolidated operating income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating income for segments	$ 3,317	$ 2,627	$ 12,186	$ 7,426
Corporate incentive agreements	1,000	551	2,208	1,645
Consolidation reclassifications	5	37	(4)	193
Gain on sale of property and equipment	66	20	131	143
Corporate expenses	(3,100)	(2,499)	(8,510)	(7,763)
Other	(179)	(68)	(838)	(139)

Consolidated operating income	$ 1,109	$ 668	$ 5,173	$1,505

*Does not agree to Financial Statements due to consolidation eliminations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first nine months of 2006 for Patrick Industries, Inc. (the “Company”) represented the best year to date results since 1999. Positive operating and sales trends from the fourth quarter of 2005 carried through to the first and second quarters of 2006 with volume levels that were at contribution points well above break-even, and profitability which transferred to the bottom line. Industry conditions began to soften in the second quarter in the Manufactured Housing industry and in the third quarter in the Recreational Vehicle industry resulting in a decline in the Company’s trended sales from the first two quarters. The Company expects the fourth quarter of 2006 to continue this trend, especially when compared to the fourth quarter of 2005 which included the FEMA shipments in both of these industries as a result of the hurricanes in the Southeast in 2005.

Sales for the third quarter and year to date ended September 30, 2006 increased approximately $9.7 million, or 12.0%, and $35.3 million, or 14.7%, respectively, when compared to the prior year. The Company’s continued focus on keeping costs aligned with revenues resulted in a less than corresponding increase in operating expenses of approximately 10.0% for the quarter and 7.5% year to date, thus reflecting improved operating income for both periods. Operating income increased $0.4 million, or 66% for the quarter and $3.7 million, or 244% year to date. Net income for the 2006 third quarter improved to $0.4 million, or $0.08 per share, and 2006 year to date to $2.4 million, or $0.50 per share. This compares with net income of $0.1 million, or $0.03 per share for the third quarter of 2005 and $0.2 million, or $0.05 year to date through September 2005. The operating income for the third quarter and year to date 2006 includes approximately $0.5 million of incremental expenses for professional fees related to the Company’s strategic acquisition efforts. As industry conditions are expected to remain soft in the fourth quarter of 2006, the Company is maintaining its focus on cost control, maximization of operating margins, and increasing market penetration.

Raw material product price increases that the Company passed on to its customers, as a result of a fairly strong residential housing market through two quarters, and market penetration in all of the industries that the Company serves helped to bolster overall sales levels and thus propel the Company’s sales beyond the industry trends. The Company estimates that raw material price increases account for approximately 81% of the year to date sales increase. The Company’s strategic relationships with its suppliers also helped to secure product in areas where demand far exceeded supply, thus driving a premium, not only for the product availability and pricing, but further solidifying the Company as a quality and valuable source of materials to our customer base. During the third quarter and carrying over into the fourth quarter, the residential housing market appears to be showing signs of decline and therefore may result in less demand on certain of the Company’s products. This could impact product pricing as supply catches up with the demand in the residual markets including Manufactured Housing.

Inventory levels increased approximately $14.2 million over the December 2005 levels and $11.9 million over the September 2005 levels due primarily to increased raw material prices from period to period, strategic purchasing initiatives implemented by the Company, uncertainty with regards to shipping schedules on product purchased from overseas, and a faster than expected market softening in all of the sectors the Company serves. The Company expects inventory levels to decline in the fourth quarter, however, not to the levels in the previous year due to the items mentioned above. Corporate incentive agreements increased $0.4 million for the quarter and $0.5 million year to date as a result of increased sales.

The Manufactured Housing industry, which represents 44% of the Company’s sales for the nine month period ending September 30, 2006, experienced shipment decreases of approximately 18% from the third quarter of 2005 and a year to date decline of approximately 5%. Shipment levels in this industry, exclusive of FEMA units, have remained relatively flat for the past four years and are operating at more than 40 year lows. While this industry is still plagued by financing concerns, including lack of funding sources, permanent rebuilding in the Gulf area, rising interest rates, mild inflation and improved job growth may favorably impact this industry going forward. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for the Company’s manufactured custom panels continues to shift to the Company’s distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The Recreational Vehicle industry, which represents approximately 29% of the Company’s sales for the nine month period ending September 30, 2006, began to show signs of softening in the third quarter as shipment increases of 15%, and 14% in the first and second quarters of 2006 were partially offset by a decline in shipments in the third quarter of approximately 10% from the 2005 results. Year to date, shipments in this industry are approximately 6% better than the September 2005 year to date figures. While rising gasoline prices have had an impact on motorized units, the towable unit shipments were fairly strong for the first six months of the year and began to show signs of decline in the third quarter. Towable unit shipments decreased approximately 4% from the third quarter of 2005 and were up approximately 12% year to date. Sales to the towable segment of the market approximate 75% of the Company’s total Recreational Vehicle industry market sales. The Company expects these industry conditions to continue at least into the fourth quarter of 2006.

The Company’s diversification efforts into the Industrial and other markets, which represent approximately 27% of the Company’s sales for the nine months ending September 30, 2006, resulted in additional market penetration of approximately $7.0 million through September 2006. Customer attrition throughout 2006 has continued accounting for approximately $5.6 million of lost sales due to import pressures and financial and other circumstances at several of the Company’s larger customers. New sources of demand are developing in this market sector, however, not quickly enough to offset the losses of these large clients. The Company’s efforts to penetrate and gain market share in these industries continues because the Company believes certain of its core competencies including quality customer service, short order lead times, and high volume quality manufacturing are a strategic fit for the requirements of this customer base.

The Company believes that it has established its platform for future growth and is well positioned to increase revenues in all of the markets that it serves, without adding significant fixed overhead. While market conditions are expected to remain soft for the remainder of 2006 and at least partially into 2007, key focus areas for 2007 include identifying and executing strategic accretive acquisitions, capturing market share, implementation of lean manufacturing in all of its manufacturing operations, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. The most recent capital plan ended in 2005 with three year expenditures totaling approximately $24.0 million. The capital plan for 2006 includes expenditures up to $10 million including a new $4.5 million expansion to the Company’s engineered solutions segment. This expansion includes approximately $3.0 million for additional machinery and equipment and $1.5 million for a building addition.

In April 2006, the Company renewed its credit facility which includes a $15.0 million line of credit and other provisions with its financial institutions for another three-year period extending out to 2009.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Quarter Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.4	88.6	87.9	88.5
Gross profit	11.6	11.4	12.1	11.5
Warehouse and delivery	4.1	4.1	4.2	4.3
Selling, general & administrative	6.3	6.4	6.0	6.6
Operating income	1.2	0.9	1.9	0.6
Income taxes	0.3	0.1	0.6	0.1
Net income	0.4	0.2	0.9	0.1

RESULTS OF OPERATIONS

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Net Sales. Net sales increased $9.7 million, or 12.0%, to $90.8 million in the quarter ended September 30, 2006 from $81.1 million in the quarter ended September 30, 2005. The increase in sales is primarily attributable to increased raw material prices of major commodities from the third quarter of 2005 to the third quarter of 2006 of approximately $9 million. Additionally, sales improved due to increased market penetration at certain customers from period to period. Both the Manufactured Housing and Recreational Vehicle markets, which represent approximately 73% of the Company’s consolidated sales, experienced softening conditions in the third quarter of 2006. Shipments in the Manufactured Housing industry declined approximately 18% from quarter to quarter and shipments in the Recreational Vehicle industry declined approximately 10% from quarter to quarter. The Company expects the soft conditions in the Manufactured Housing and Recreational Vehicle markets to continue through at least the fourth quarter of 2006 and into the first quarter of 2007 as many of the Company’s customers continue to reduce high finished goods inventory levels. The Company further expects these market conditions to result in downward pricing pressure on raw materials as supply levels increase on the products that the Company sells, thus potentially negatively impacting sales levels in these future periods.

Gross Profit. Gross profit increased $1.3 million, or 14.1%, to $10.5 million in the third quarter of 2006 from $9.2 million in the third quarter of 2005. As a percent of net sales, gross profit increased 0.2% to 11.6% in the third quarter of 2006 from 11.4% in the third quarter of 2005. The increase in dollars and the percentage of net sales is attributable to increased sales, comparable fixed costs, and improved overall labor efficiencies from period to period resulting in increased contribution.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.4 million, or 11.0%, to $3.7 million in the third quarter of 2006 from $3.3 million in the third quarter of 2005. As a percentage of net sales, warehouse and delivery expenses remained unchanged at 4.1% in 2006 and 2005. The increase in dollars is due to increased sales, fuel prices, and freight surcharges from the freight carriers from period to period. The percentage of net sales remained unchanged due to comparable fixed costs from period to period. Continuing high fuel prices and freight surcharges could have a negative impact on the Company’s operating future expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.5 million, or 9.4%, to $5.7 million in the third quarter of 2006 from $5.2 million in the third quarter of 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.1% to 6.3% in 2006 from 6.4% in 2005. The third quarter of 2006 includes incremental professional fees of approximately $0.5 million, or 0.5% as a percent of nets sales, related to the Company’s strategic acquisition efforts. Exclusive of these charges, selling, general, and administrative expenses were approximately $5.2 million and 5.8% of net sales for the third quarter of 2006. The Company’s efforts to keep costs aligned with revenues has resulted in comparable fixed costs from period to period resulting in lower selling, general, and administrative expenses as a percentage of net sales.

Operating Income. Operating income increased $0.4 million to $1.1 million in the third quarter of 2006 from $0.7 million in the same period in 2005 due primarily to the increased sales and gross profit contribution levels and comparable fixed operating costs from period to period.

Interest Expense, Net. Interest expense, net was $0.4 million in both the third quarter of 2006 and 2005. Interest on the increased borrowings on the line of credit were offset by decreases in debt service requirements from period to period.

Net Income. Net income increased $0.3 million to $0.4 million in the third quarter of 2006 from $0.1 million in the third quarter of 2005 due primarily to the factors described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales increased $35.3 million, or 14.7%, to $274.8 million in the nine months ended September 30, 2006 from $239.5 million in the nine months ended September 30, 2005. The increase in sales is primarily attributable to increased raw material prices that were passed on to customers as a result of increased demand compared to supply from period to period. The increased demand is attributable to strong housing and recreational vehicle markets in the first half of 2006. The Company estimates that raw material price increases accounted for approximately $22 million of the increased sales. Additional sales increases are attributable to market penetration in all three of the sectors that the Company serves. Market penetration is the result of strategic sales focus and the Company’s valued relationships with certain vendors that helped to secure raw materials in locations where those materials were either on allocation or in short supply.

Gross Profit. Gross profit increased $5.6 million, or 20.4%, to $33.2 million for the nine months ended September 2006, from $27.6 million in the same period in 2005. As a percent of net sales, gross profit increased 0.6% to 12.1% in 2006 from 11.5% in 2005. The increase in dollars and percent of net sales is attributable to increased sales, comparable fixed costs, and improved labor efficiencies from period to period resulting in increased contribution.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.3 million, or 12.7%, to $11.6 million in 2006 from $10.3 million in 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.1% to 4.2% in 2006 from 4.3% in 2005. The increase in dollars is due to increased sales, increased fuel prices, and freight surcharges from the freight carriers from period to period. The decrease in percentage of net sales is attributable to comparable fixed costs from period to period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.6 million to $16.4 million in 2006 from $15.8 million in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.6% to 6.0% in 2006 from 6.6% in 2005. The third quarter and year to date September 2006 expenses include incremental legal and professional fees of approximately $0.5 million, or 0.2% of net sales, related to the Company’s strategic acquisition efforts and a $0.1 million gain on life insurance proceeds. Exclusive of these items, selling, general, and administrative expenses were approximately $16.0 million in 2006, or 5.8% as a percent of net sales. The Company’s efforts to keep costs aligned with revenues has resulted in comparable fixed costs from period to period resulting in lower selling, general, and administrative expenses as a percentage of net sales.

Operating Income. Operating income increased $3.7 million to $5.2 million in 2006 from $1.5 million in the same period in 2005 due primarily to the increased sales and gross profit contribution levels, and comparable fixed operating expenses from period to period.

Interest Expense, Net. Interest expense, net remained consistent at $1.1 million for both nine month periods ending September 30, 2006 and 2005. Increased interest expense on the borrowings on the line of credit were offset by decreased debt service requirements from period to period.

Net Income. Net income increased $2.2 million to $2.4 million for the nine month period ending September 30, 2006 from $0.2 million in the same period in 2005, due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $4.1 million, or 10.0%, to $45.3 million in the third quarter of 2006 from $41.2 million in the third quarter of 2005. The increased sales are primarily attributable to raw material product price increases and market penetration in both the Manufactured Housing industry and Industrial and other markets, which comprised 71% of consolidated sales.

Gross profit increased $0.6 million, or 16.7%, to $4.5 million in the third quarter of 2006 from $3.9 million in the third quarter of 2005. As a percentage of net sales, gross profit increased 0.6% to 9.9% in the third quarter of

2006 from 9.3% in the same period in 2005. The increase in dollars and percent of net sales is attributable to increased sales and comparable fixed costs from period to period.

Operating income increased $0.4 million to $1.7 million in the third quarter of 2006 from $1.3 million in the third quarter of 2005 due to the increased gross profit. Increased freight costs partially offset comparable selling, general, and administrative expenses from period to period, which resulted in slightly higher operating expenses in this segment.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $2.6 million, or 9.3%, to $31.2 million in the third quarter of 2006 from $28.6 million in the third quarter of 2005. The increased sales are attributable to product price increases on major products of approximately $3.5 million, and market penetration related to new products of approximately $1.0 million primarily in the Manufactured Housing industry, which represents approximately 85% sales in this particular segment. Increased volume as a result of product price increases which were passed on to customers were offset by declining sales unit volume on major products of approximately $2.0 million from period to period.

Gross profit increased $0.9 million, or 31.4%, to $3.9 million in the third quarter of 2006 from $3.0 million in the third quarter of 2005. As a percentage of net sales, gross profit increased 2.1% to 12.5% in the third quarter of 2006 from 10.4% in the third quarter of 2005. The increase in dollars and percent of net sales is attributable to the increased sales as the Company attempted to keep margins consistent in conjunction with the increased prices.

Operating income increased $0.8 million to $1.6 million in the third quarter of 2006 from $0.8 million in the third quarter of 2005 due primarily to the factors described above and to comparable operating expenses from period to period.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $1.1 million, or 31.5%, to $4.5 million in the third quarter of 2006 from $3.4 million in the third quarter of 2005. The increase in net sales is due to additional machinery sales from the Company’s machine manufacturing division from period to period of approximately $1.0 million, and increased market penetration in one of the other divisions in this segment accounting for the remainder.

Gross profit declined by $0.5 million to $0.1 million in the third quarter of 2006 from $0.6 million in the third quarter of 2005. As a percentage of net sales, gross profit decreased 14.6% to 2.5% in 2006 from 17.1% in 2005. The decrease in gross profit is due to labor inefficiencies as a result of significant product mix variations at one of the operations in this segment.

Operating income declined by $0.2 million to a loss of $0.1 million in the third quarter of 2006 from income of $0.1 million in the third quarter of 2005 due primarily to the inefficiencies at the manufacturing division described above.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales increased $1.3 million, or 12.0%, to $12.4 million in the third quarter of 2006 from $11.1 million in the third quarter of 2005. The increased sales are attributable to increased aluminum prices of approximately $1.9 million, certain of which were passed on to customers, from period to period. Offsetting these price increases were volume declines of approximately $0.8 million as a result of softening industry conditions.

Gross profit decreased $0.2 million to $0.7 million in the third quarter of 2006 from $0.9 million in the third quarter of 2005. As a percentage of net sales, gross profit decreased 2.5% to 5.6% in 2006 from 8.1% in 2005. The decrease in gross profits is due to decreased unit volume levels from period to period and volatile raw material pricing resulting in less efficient inventory price management.

Operating income decreased $0.2 million to $0.2 million in 2006 from $0.4 million in 2005 due to the factors described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $17.3 million, or 14.0%, to $140.3 million in the nine months ended September 30, 2006 from $123.0 million in the same period in 2005. The increased sales are attributable to raw material price increases on major products which were passed on to customers of approximately $3.5 million, and market penetration and volume improvement in all three of the market sectors this segment serves of approximately $9.0 million.

Gross profit increased $3.0 million, or 25.9%, to $14.7 million in 2006 from $11.7 million in 2005. As a percentage of net sales, gross profit increased 1.0% to 10.5% in 2006 from 9.5% in the same period in 2005. The increase in dollars and percent of net sales is attributable to increased sales and comparable fixed costs from period to period resulting in better utilization and contribution rates.

Operating income increased $2.3 million to $6.2 million in 2006 from $3.9 million in 2005, due to the increased gross profit and operating expenses improving from period to period as a percentage of net sales due to comparable fixed costs. Operating expenses for this segment were 6.0% of net sales in 2006 compared to 6.3% in 2005.

DISTRIBUTION SEGMENT DISCUSSION

Net sales increased $11.3 million, or 13.8%, to $93.0 million in 2006 from $81.7 million in 2005. The increased sales are primarily attributable to product price increases on major products which were passed on to customers of approximately $10.9 million, and market penetration related to new products of approximately $1.5 million specifically in the Manufactured Housing industry, which represents approximately 85% sales in this particular segment. Increased market penetration and increased prices were offset by unit volume declines of approximately $2.1 million on major products as a result of softening industry conditions.

Gross profit increased $2.7 million, or 31.0%, to $11.6 million in 2006 from $8.9 million in 2005. As a percentage of net sales, gross profit increased 1.6% to 12.4% in 2006 from 10.8% in 2005. The increase in dollars and percent of net sales is attributable to the increased sales and product price increases as the Company attempted to keep margins consistent in light of the raw material price increases.

Operating income increased $2.3 million to $4.6 million in 2006 from $2.3 million in 2005 due primarily to the factors described above and due to operating expense improvement as a percent of net sales related to comparable fixed costs from period to period.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $1.7 million, or 14.0%, to $13.5 million in 2006 from $11.8 million in 2005. The increase in net sales is due primarily to additional cabinet door sales from the Company’s cabinet door division and additional machine sales from the Company’s machine manufacturing division.

Gross profit declined by $0.6 million to $1.3 million in 2006 from $1.9 million in 2005. As a percentage of net sales, gross profit decreased 6.3% to 9.5% in 2006 from 15.8% in 2005. The decrease in gross profit is due to labor inefficiencies at one of the operations in this segment.

Operating income declined by $0.2 million to $0.1 million in 2006 from $0.3 million in 2005 due to the factors described above.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales increased $4.6 million, or 14.0%, to $37.5 million in 2006 from $32.9 million in 2005. The increased sales are primarily attributable to increased aluminum prices from period to period of approximately $5.0 million and increased penetration into the Recreational Vehicle industry. The dollar effect of the increased prices were partially offset by unit volume declines of approximately $1.5 million from period to period as a result of softening industry conditions.

Gross profit increased $0.7 million to $3.0 million in 2006 from $2.3 million in 2005. As a percentage of net sales, gross profit increased 0.8% to 7.9% in 2006 from 7.1% in 2005. The increase in gross profits is due to increased sales volume from period to period.

Operating income increased $0.3 million to $1.3 million in 2006 from $1.0 million in 2005 due to increased sales dollars which was partially offset by increased delivery costs from period to period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

In April 2006, the Company renewed its secured bank revolving credit agreement which provides loan availability of $15.0 million and maturity in the year 2009. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company’s cash flow. The Company pays a commitment fee of between, 0.25% and 0.375% of the unused portion of the revolving line, based on the Company’s cash flow. The agreement is secured by all of the Company’s assets.

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

In conjunction with its strategic and capital plan, the Company expects to spend approximately $10.0 million in 2006 on capital expenditures including a $4.5 million expansion to improve capacity and operating capabilities in one of the business units. The Company believes that cash generated from operations and borrowings under its credit agreements will be sufficient to fund its working capital requirements, capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)	Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.

(Company)

Date	November 10, 2006	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	November 10, 2006	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Chief Financial Officer)