Form 10-K
period 2006-12-31
PATRICK INDUSTRIES INC
filed 2007-04-02
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number 0 3922

PATRICK INDUSTRIES, INC.

(Exact name of Company as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35 1057796 (IRS Employer identification No.)

107 West Franklin Street, P.O. Box 638, Elkhart, Indiana (Address of principal executive offices)	46515 (ZIP code)

(574) 294-7511 (Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, without par value (Title of each class)	Nasdaq Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2006 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 68.9% of the shares are owned by non-affiliates) was $38,119,625. The closing market price was $11.27 on that day and 4,885,658 shares of the Company’s common stock were outstanding.

As of March 16, 2007 there were 4,912,427 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2007 are incorporated by reference into Part III of this Form 10-K.

2

PATRICK INDUSTRIES, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2006

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                 10
ITEM 6.	SELECTED FINANCIAL DATA	11
ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                                                                                 12
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE                                                                                                             21
ITEM 9A.	CONTROLS AND PROCEDURES	22
ITEM 9B.	OTHER INFORMATION	22
PART III		22
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	22
ITEM 11.	EXECUTIVE COMPENSATION	23

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED SHAREHOLDER MATTERS                                                                                                     23
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE 23
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	23
PART IV		24
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24

FINANCIAL SECTION

3

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

The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. See Item 1A for further discussion on Risk Factors.

PART I

ITEM 1.	BUSINESS

Patrick Industries, Inc. (the “Company,” “We,” or “Us”) is a leading manufacturer and supplier of building products and materials to the Manufactured Housing and Recreational Vehicle Industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, furniture manufacturing, office furniture, commercial fixtures and furnishings, marine, architectural, and the automotive aftermarket. We manufacture decorative vinyl and paper panels, wrapped mouldings, cabinet doors, components for electronic desks, countertops, aluminum extrusions, drawer sides, and adhesives. We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

We have a nationwide network of distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of its customers. We believe that we are one of the few suppliers to the Manufactured Housing and Recreational Vehicle Industries that has such a nationwide network. We maintain three manufacturing plants and a distribution facility near our principal offices in Elkhart, Indiana, and operate twelve other warehouse and distribution centers and eleven other manufacturing plants in eleven other states. One manufacturing plant located in Nevada was closed in December 2006. In January 2007, we purchased the assets of American Hardwoods, Inc., a distribution operation, located in Arizona.

The Company is an Indiana corporation and was founded in 1959 and incorporated in 1961.

Strategy

We believe that we have developed quality working relationships with our customers and have oriented our business and the expansion of our business to the needs of these customers. These customers include all of the larger Manufactured Housing and Recreational Vehicle manufacturers and a number of large to medium-sized industrial customers. Our customers generally demand high quality standards, quick response time, and a high degree of flexibility from their suppliers. The result has been that we focus on maintaining and improving the quality of our manufactured products, and have developed a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility. As the we explore new markets and industries, we believe that this nationwide network provides it with a strong foundation for future growth.

In 2006, approximately 44% of the our sales were to the Manufactured Housing Industry, 28% to the Recreational Vehicle Industry, and 28% to Industrial and Other markets. In 2005, approximately 45% of our sales were to the Manufactured Housing Industry, 28% to the Recreational Vehicle Industry, and 27% to Industrial and Other markets. The Manufactured Housing and Recreational Vehicle Industries are generally characterized by price sensitivity, cyclical demand and production, small order quantities, and short lead times. The Industrial and Other markets, while similar in some aspects, are characterized by longer production runs and quality customer service.

Management has identified several operating strategies, including the following:

Diversification into Other Industrial Markets

While we continually seek to improve our position as a leading supplier to the Manufactured Housing and Recreational Vehicle Industries, we are also seeking to expand our product lines into other industrial markets. Many of our products, such as countertops, cabinet doors, laminated panels, and shelving, have applications in the kitchen cabinet, office furniture and fixture, and architectural markets. We have a dedicated sales force focused on increasing our industrial market penetration. In addition, the manufacturing processes for our aluminum extrusions can be easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets. Our adhesives are produced for a number of industrial applications.

Because order size from these additional industries tends to be for larger numbers of units, we enjoy better production efficiencies for these orders. We believe that diversification into other industrial markets provides opportunities for improved operating margins with products that are complementary in nature to our current manufacturing processes. In addition, we believe that our nationwide manufacturing and distribution capabilities enable us to position ourselves for product expansion and effective customer service.

Utilization of Manufacturing Capacity

In 2006, we invested approximately $7.5 million, and in the last 5 years we have invested approximately $36.1 million, to upgrade existing facilities and equipment and to purchase manufacturing and distribution facilities and equipment to accommodate all of our product offerings. The capacity created by these investments have enabled us to accommodate future growth in our product lines and markets.

Strategic Acquisitions and Expansion

We supply a broad variety of building material products and, with our nationwide manufacturing and distribution capabilities, we are well-positioned for the introduction of new products. We, from time to time, consider the acquisition of additional product lines, facilities, companies with a strategic fit, or other assets to complement or expand our existing businesses. We are actively pursuing quality business acquisition opportunities.

In January 2007, we purchased the assets of American Hardwoods, Inc., an industrial hardwood product distributor located in Phoenix, Arizona for $7.5 million. This operation supplies industrial wood products to the kitchen cabinet, store furniture and fixture, garage cabinet, residential furniture, and other markets and represents a new entry point into the Industrial market. We hope to use this platform as a model for future growth into these markets in other locations. Information related to this acquisition is contained in “Note 14 – Subsequent Events” appearing in the financial statements included herein as noted in the index appearing under Item 15(a)(1).

Business Segments

Our operations through December 31, 2006 comprise four reportable segments which include the Primary Manufactured Products segment, the Distribution segment, the Other Component Manufactured Products segment, and the Engineered Solutions segment. Information related to those segments is contained in “Note 13-Segment Information” appearing in the financial statements included herein as noted in the index appearing under Item 15(a)(1).

Principal Products

Through our manufacturing divisions, we manufacture decorative vinyl and paper panels, wrapped mouldings, cabinet doors, interior passage doors, kitchen cabinets, countertops, aluminum extrusions, drawer sides, and adhesives. In conjunction with our manufacturing capabilities, we also provide value added processes including custom fabrication, edge-banding, drilling, and cut to size capabilities. We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, particleboard, vinyl and cement siding, vinyl and hardwood flooring, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

Manufactured panels contributed 33%, 34%, and 35% of total sales for the years ended December 31, 2006, 2005, and 2004, respectively.

Pre-finished wall panels contributed 20%, 18%, and 16% of total sales for the years ended December 31, 2006, 2005, and 2004, respectively.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. Laminated products are used in the production of wall, cabinet, shelving, counter, and fixture products with a wide variety of finishes and textures.

Our Metals division produces semi-fabricated and fabricated aluminum extrusions for structural and non-structural applications. These extrusions are custom made for window and wall systems, awning applications, home door framing, recreational vehicle framing and trim applications, stadium seating, military vehicles, conveyance systems, marine products, and other commercial and industrial applications. We are in the process of installing a 25’ vertical powder paint line in this division. This new line utilizes an innovative water treatment system, energy efficient pre-treat and curing ovens, and a high density conveyance system in conjunction with powder paint. This process will add value to the raw extrusions in an environmentally friendly process. The painted extrusions are used in numerous end products and markets and the addition of new equipment will allow the Metals division to penetrate new markets. The facility and equipment will be in production by the end of April 2007.

We manufacture two distinct cabinet door product lines. One product line is manufactured from raw lumber using solid oak and other hardwood materials. Our other line of doors is made of laminated fiberboard. Our doors are sold mainly to the Manufactured Housing and Recreational Vehicle Industries. We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our adhesive division, which supplies adhesives used in most of the our manufacturing processes and to outside industrial customers, uses a process of mixing non-toxic, non-hazardous chemicals with water to produce a variety of adhesives and paint sold in tubes, pails, barrels, totes, and rail tank cars.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the Manufactured Housing and Recreational Vehicle Industries, and in other Industrial markets.

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

The Manufactured Housing Industry is fairly cyclical and is affected by the availability of alternative housing, such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The Manufactured Housing Industry has been at the cyclical low point of the cycle over the past seven years where shipments steadily decreased on an annual basis from 1999 to 2004. The 2005 shipment statistics showed improvement which was aided by the increased demand for FEMA units as a result of the hurricane damage in the southeast in the third quarter of 2005. The 2006 levels unfortunately reverted back to the lowest levels in more than 45 years at approximately 117,000 units, or approximately 20% less than in 2005. Exclusive of the incremental demand for FEMA units in 2005, shipment levels for the 2006 year decreased approximately 7% from the 2005 shipment levels. From 1998 to 2006, shipments have declined more than 68%.

We believe that the factors responsible for the most recent declines include lack of available financing and access to the asset backed securities markets, high vacancy rates in apartments, high levels of repossessed inventories, and over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes. Additionally, low conventional mortgage rates for residential site built housing have contributed to the decline as manufactured home loans and chattel mortgage loans generally carry a larger interest rate and less competitive terms. Beginning in mid-1999 and continuing through 2006, the Manufactured Housing Industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for both retail and dealers. As a result, the industry has experienced five consecutive years of decline in the number of industry shipments with 2003 and 2004 finishing at levels which were almost 62% lower than those experienced in 1999. There is speculation that the coming year will provide a moderate increase of approximately 5% to 10% in unit shipments from the 2006 levels which is supported by the demand for permanent rebuilding in the hurricane damaged areas and repossessed inventory levels that have been reduced to a manageable level. However, the availability of financing and access to the asset-backed securities market is still restricted. Additionally, employment growth and an increase in mortgage interest rates on conventional housing are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels.

Manufactured Housing Shipments:

1991 - 170,700
1992 - 210,800
1993 - 254,300
1994 - 303,900
1995 - 339,600
1996 - 363,400
1997 - 353,400
1998 - 372,800

1999 - 348,700
2000 - 250,600
2001 - 193,200
2002 - 168,500
2003 - 130,900
2004 - 130,800
2005 - 146,700
2006 - 117,510

Recreational Vehicles

The Recreational Vehicle Industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities. Fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, in the past, have had an adverse impact on recreational vehicle sales. Recently the industry has been characterized by increased demand as a result of continued growth in disposable incomes, low inflation and low interest rates. Increased gasoline prices over the past three years appear to have impacted the sales of motorized units; however, the towable unit shipments still remain strong. Long term trends point to market growth because of favorable demographics.

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

The period beginning in 1999 and continuing through 2006 resulted in seven out of the eight years with shipment levels over 300,000 units. In 1999, the Industry shipped 321,200 units. Increased gasoline prices and uncertainty with regard to the economy resulted in shipment declines over the next two years of more than 20%. The Industry rebounded in 2002, and that rebound continued through 2004, due to improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. Shipment levels in 2003 improved yet again almost to the 1999 levels and 2006 shipment levels are at near all-time highs. The damage from the hurricanes in the southeast in the third quarter of 2005 resulted in increased demand for temporary housing and it is estimated that almost 39,000 incremental units were shipped to support the FEMA orders from September through December, 2005. The FEMA shipments, while at a lower rate, continued into the first quarter of 2006. Shipment levels started to soften in the third and fourth quarters of 2006 and while demographic trends point to positive conditions for this particular market sector in the foreseeable future, it is unknown at this time whether these near record trends will continue into 2007.

Recreational Vehicle Shipments:

1991 - 163,300
1992 - 203,400
1993 - 227,800
1994 - 259,200
1995 - 247,000
1996 - 247,500
1997 - 254,500
1998 - 292,700
1999 - 321,200
2000 - 300,100
2001 - 256,800
2002 - 311,000
2003 - 320,800
2004 - 370,100
2005 - 384,400
2006 - 390,500

Other Markets

Many of our core products, including its laminated panels, countertops, cabinet doors, shelving, and high pressure laminate may be utilized in the kitchen cabinet, store fixture and commercial furnishings, and home and office furniture markets. These markets are categorized by a less price driven customer base and provide opportunity for us to diversify our customer base while providing increased contribution and efficiency improvements to its core competencies. While the residential furniture markets have been severely impacted by import pressures, the other markets still provide opportunities for increased sales penetration and market share gains.

Our aluminum extrusion process is easily applied to the production of accessories and parts for recreational vehicles, trucks, vans, and automobiles, as well as architectural and certain other building products. Our adhesives are marketed in many industrial adhesive markets.

While demand in these industries also fluctuates with general economic cycles, we believe that these cycles are less severe than those in the Manufactured Housing and Recreational Vehicle Industries. As a result, we believe that diversification into other industrial markets will reduce our reliance on the markets we have traditionally served and will mitigate the impact of their historical cyclical patterns on our operating results. We have the available capacity to increase market share and continue to provide excellent customer service in all of the industries we serve.

Marketing and Distribution

Our sales are to Manufactured Housing and Recreational Vehicle manufacturers and other industrial products manufacturers. We have approximately 1,400 customers. We have three customers, who together accounted for approximately 23% and 24% of our total sales in 2006 and 2005, respectively. Ten other customers collectively accounted for approximately 24% of 2006 sales. We believe we have good relationships with our customers.

Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by us. Approximately 49% of the our distribution segment’s products are shipped directly from the suppliers to the customers. We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers. As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service. Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advance estimation of customer orders. We maintain a substantial inventory to satisfy these orders. We have no significant backlog of orders.

We operate thirteen warehouse and distribution centers and fourteen manufacturing plants located in Alabama, Arizona, California, Florida, Georgia, Indiana, Kansas, Minnesota, North Carolina, Oregon, Pennsylvania, and Texas. One manufacturing plant located in Nevada was closed in December 2006. Through the use of these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Suppliers

During the year ended December 31, 2006, we purchased approximately 73% of our raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 46% of our purchases. Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products, which are available from many suppliers. We maintain a supply agreement with one of our major suppliers of materials to the Manufactured Housing Industry that would have a negative impact on sales in the short term in the event of any unforeseen negative circumstances. We believe that we have a good relationship with this supplier and all of our other suppliers. Alternate sources of supply are available for all of our major material purchases.

Competition

The Manufactured Housing and Recreational Vehicle Industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality, and service. We have several competitors in each class of our products. Some manufacturers and suppliers of materials purchased by us also compete with us and sell directly to the same industries. While most of our competitors compete with us on a regional basis, we have one competitor who competes with us on a national basis. In order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment and experienced personnel would be required. The other industrial markets in which we continue to expand are also highly competitive.

Employees

As of December 31, 2006, we had 961 employees, 853 of which were engaged directly in production, warehousing, and delivery operations; 45 in sales; and 63 in office and administrative activities. There are two manufacturing plants and one distribution center covered by collective bargaining agreements. We consider our relationships with our employees to be good.

We provide retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

Executive Officers of the Company

The following table sets forth the executive officers of the Company, as of March 31, 2007:

Name	Position

Paul E. Hassler	President and Chief Executive Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer

Paul E. Hassler (age 59) assumed the position of President and Chief Executive Officer on April 5, 2004. Prior to that, Mr. Hassler held the position of Vice President Operations and Distribution - West from December 2003 through the first quarter of 2004; Executive Director of West Coast Operations from 1994 to 2003; and General Manager of California Operations from 1986 to 1994. Mr. Hassler has over 34 years of Manufactured Housing, Recreational Vehicle, and Industrial experience in various capacities.

Andy L. Nemeth (age 38) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May 2004. Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from May 2003 to April 2004, and Secretary-Treasurer from July 2002 to May 2003. Mr. Nemeth was a Division Controller from May 1996 to July 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now Pricewaterhouse Coopers). Mr. Nemeth has over fifteen years of Manufactured Housing, Recreational Vehicle, and Industrial experience in various financial capacities.

Website Access to Company Reports

We make available free of charge through our website, www.patrickind.com, (1) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission; and (2) the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters, our Corporate Governance Guidelines, and our Corporate Compliance and Code of Ethics Policy. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
•

Competition – We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase competitive products instead of our products. Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by purchasers of our products.

•

Seasonality and Cyclical Economic Conditions in the Markets the Company Serves – The primary markets to which we sell include the Manufactured Housing and Recreational Vehicle Industries, which are cyclical and dependent on various factors including interest rates, access to financing, inventory and production levels, and other economic and demographic factors. Our sales levels and operating results could be negatively impacted by changes in any of these items.

•

Cost and Availability of Raw Materials – Prices of certain materials including gypsum, lauan, particleboard, MDF, aluminum, and other products can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and are dependent upon vessel shipping schedules and port availability. Further, certain of our commodity product suppliers are operating at or near capacity resulting in some products having the potential of being put on allocation. Our sales levels and operating results could be negatively impacted by changes in any of these items.

•

Insurance Coverages and Terms and Conditions – We negotiate our insurance contracts annually for property, casualty, workers compensation, general liability, health insurance, and Directors and Officers Liability coverage. Due to conditions within these insurance markets and other factors beyond our control, future coverage limits, terms and conditions and the amount of the related premiums could have a negative impact on our operating results. While we continually measure the risk/reward of policy limits and coverage, the lack of coverage due to circumstances beyond our control could result in potential uninsured losses.

•

Executive Officers and Key Personnel – The loss of any of our executive officers or other key personnel could reduce our ability to manage our business and strategic plan in the short term and could cause our sales and operating results to decline.

•

Acquisitions – As part of our business and strategic plan, we continue to look for strategic acquisitions to provide accretive shareholder value. These acquisitions require the effective integration of an existing business and its administrative, financial, sales and marketing, and manufacturing and other functions to maximize synergies. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of the acquisitions.

•

Inventories – Our customers generally do not maintain long-term supply contracts and therefore we must bear the risk of advance estimation of customer orders. We maintain a substantial inventory to support these customers’ needs. Changes in demand, market conditions, or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2006, the Company maintained the following warehouse, manufacturing and distribution facilities:

Location	Use	Area Sq. Ft.	Ownership or Lease Arrangement

Elkhart, IN	Manufacturing(P)	40,000	Leased to 2007
Elkhart, IN	Distribution(D)	107,000	Owned
Elkhart, IN	Manufacturing (P)	182,000	Owned
Elkhart, IN	Admin. Offices	35,000	Owned
Mishawaka, IN	Manufacturing(E)	191,000	Owned
Decatur, AL	Distribution(D)	30,000	Leased to 2008
Decatur, AL	Manufacturing(P)	35,000	Owned
Decatur, AL	Manufacturing(P)(O)	59,000	Owned
Valdosta, GA	Distribution(D)	31,000	Owned
New London, NC	Mfg. & Dist.(P)(D)	163,000	Owned, Subject to Mortgage
Halstead, KS	Distribution(D)	36,000	Owned
Waco, TX	Mfg. & Dist.(P)(D)	106,000	Owned
Waco, TX	Manufacturing(P)	21,000	Leased to 2008
Mt. Joy, PA	Manufacturing(P)	33,000	Owned
Mt. Joy, PA	Mfg. & Dist. (P)(D)	56,000	Owned
Ocala, FL	Manufacturing(P)	56,000	Owned
Fontana, CA	Mfg. & Dist.(P)(D)	110,000	Owned
Fontana, CA	Manufacturing(P)	72,000	Owned
Fontana, CA	Mfg. & Dist.(P)(D)	71,000	Leased to 2009
Woodland, CA	Distribution (D)	17,000	Leased to 2009
Phoenix, AZ	Manufacturing (P)	45,000	Leased to 2007
Woodburn, OR	Mfg. & Dist.(P)(D)(O)	153,000	Owned, Subject to Mortgage

(P) Primary Manufactured Products

(D) Distribution

(O) Other Component Manufactured Products

(E) Engineered Solutions

Additionally, we have approximately 20 acres of land in Elkhart, Indiana, which is for sale. As of December 31, 2006, we owned or leased 26 trucks, 40 tractors, 75 trailers, and 123 forklifts. All owned and leased facilities and equipment are in good condition and are well-maintained.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and suits in the ordinary course of business. In management’s opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.        MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company’s common stock as reported on NASDAQ for each quarterly period during the last three years were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006	$12.380 - $10.220	$13.400 - $10.910	$13.000 - $9.250	$13.480 - $11.530
2005	$11.000 - $ 9.220	$10.230 - $ 8.500	$12.437 - $ 8.220	$11.390 - $ 9.620
2004	$10.000 - $ 8.130	$12.700 - $ 9.500	$12.200 - $ 9.550	$11.720 - $ 8.590

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

There were approximately 500 holders of our common stock as of March 16, 2007 as taken from the transfer agent’s shareholder listing. It is estimated that there are approximately 1,200 holders of our common stock held in street name.

Dividends

We declared a first time quarterly dividend of $.04 per common share starting June 30, 1995 and continued it through the first quarter of 2003. The Board of Directors suspended the quarterly dividend in the second quarter of 2003 due to industry conditions and has not paid a dividend since that time. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the fourth quarter of 2006, neither the Company, nor any affiliated purchaser, repurchased any of the Company’s common stock.

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

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)

Net sales	$347,629	$323,400	$301,555	$274,682	$308,755
Gross profit	42,063	38,140	35,880	32,183	39,193
Warehouse and delivery expenses	14,719	13,904	13,719	12,916	14,329
Selling, general, and administrative expenses	21,190	20,400	20,489	18,443	23,546
Restructuring charges	- - -	- - -	- - -	235	269
Operating income	6,154	3,836	1,672	589	1,049
Interest expense, net	1,631	1,396	671	679	891
Income taxes (credits)	1,894	1,016	400	(35)	63
Net income (loss)	2,629	1,424	601	(55)	95
Basic earnings (loss) per common share	.54	.30	.13	(.01)	.02
Diluted earnings (loss) per common share	.53	.30	.13	(.01)	.02
Weighted average common shares outstanding	4,870	4,774	4,704	4,601	4,547
Cash dividends, per common share	- - -	- - -	- - -	.04	.16
Working capital	37,105	39,447	28,770	35,635	38,566
Total assets	109,149	99,730	92,375	81,142	86,466
Long-term debt	14,006	16,472	4,100	7,771	11,443
Shareholders’ equity	66,076	62,680	60,740	59,248	59,279

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

For the Company, fiscal 2006 represented our third year of consecutive growth and best operating results since 1999. This was the second year in our three-year strategic plan, and while 2005 was dedicated to solidifying the organizational structure and establishing a foundation for future growth, fiscal 2006 included execution of a number of initiatives including an aggressive acquisition platform, targeted sales focus, new product rollout and introductions, and concentrated efforts on operational improvement and lean manufacturing. Positive operating and sales trends from the fourth quarter of 2005 carried through to the first and second quarters of 2006 with volume levels that were at contribution points well above break-even, and profitability which transferred to the bottom line. Industry conditions began to soften in the second quarter in the Manufactured Housing industry and in the third quarter in the Recreational Vehicle industry resulting in a decline in our trended sales from the first two quarters. The fourth quarter continued this trend, especially when compared to the fourth quarter of 2005, which included the FEMA shipments in both of these industries as a result of the hurricanes in the Southeast in 2005. Sales for the fourth quarter were down approximately 13% from 2005.

Sales for 2006 increased approximately $24.2 million, or 7.5% when compared to 2005. Our continued focus on keeping costs aligned with revenues resulted in a less than corresponding increase in operating expenses of approximately 4.7% thus reflecting improved operating income from year to year. Operating income increased $2.3 million, or 60%, and net income increased approximately 84% to $2.6 million, or $0.54 per share, compared to $1.4 million, or $0.30 per share in 2005. The operating income for the year includes approximately $0.5 million of incremental expenses for legal and professional fees related to our strategic acquisition efforts as the we are actively pursuing accretive acquisitions to help drive future growth. As industry conditions are expected to remain soft through the first quarter of 2007, we are maintaining our focus on cost control, maximization of operating margins, and increasing market penetration.

Raw material product price increases, as a result of a fairly strong residential housing market through two quarters, and market penetration in all of the industries that we serve, helped to bolster overall sales levels and thus propel our sales beyond the industry trends in the Manufactured Housing sector. We estimate that raw material price increases account for approximately 81% of the year-to-date sales increase. Our strategic relationships with our suppliers also helped to secure product in areas where demand far exceeded supply, thus driving a premium, not only for the product availability and pricing, but further solidifying Patrick Industries, Inc. as a quality and valuable source of materials to our customer base. During the third and fourth quarters and carrying over into the first quarter of 2007, the residential housing market appears to be showing signs of decline and therefore may result in less demand on certain of our products. This could impact product pricing as supply catches up with the demand in the residual markets including Manufactured Housing.

Inventory levels increased throughout the course of the year and finished the year approximately $9.4 million over the December 2005 levels due primarily to increased raw material prices from period to period, strategic purchasing initiatives implemented, uncertainty with regard to shipping schedules on product purchased from overseas, and a faster than expected market softening in all of the sectors we serve.

The Manufactured Housing industry, which represents 44% of our sales for the year ending December 31, 2006, experienced shipment decreases of approximately 20% from 2005. Shipment levels in this industry, exclusive of FEMA units, have remained relatively flat for the past four years and are operating at the lowest levels since 1961. While this industry is still plagued by financing concerns, including lack of funding sources, permanent rebuilding in the New Orleans area, rising interest rates, mild inflation and improved job growth may favorably impact this industry going forward. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for our manufactured custom panels continues to shift to our distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The Recreational Vehicle industry, which represents approximately 28% of our sales for the year ended December 31, 2006, began to show signs of softening in the third quarter as shipment increases of 15%, and 14% in the first and second quarters of 2006 were partially offset by declines in shipments of approximately 10% and 14% in the third and fourth quarters, respectively. Year to date, shipments in this industry are approximately 2% better than the 2005 year end figures. While rising gasoline prices have had an impact on motorized units, the towable unit shipments were fairly strong for the first six months of the year and began to show signs of decline in the third quarter. Towable unit shipments decreased approximately 22% from the fourth quarter of 2005, primarily as a result of the increased FEMA shipments in 2005, and were up approximately 4% year to date. Sales to the towable segment of the market approximate 75% of our total Recreational Vehicle industry market sales. We expect these soft industry conditions to continue at least through the first and second quarters of 2007. Additionally, market conditions could remain depressed in the short term while FEMA attempts to sell off its excess yard inventories and used units. Many of the used units are damaged and will most likely have to be severely discounted to be sold.

Our diversification efforts into the Industrial and other markets, which represent approximately 28% of our sales for the year ended December 31, 2006, resulted in additional market penetration of approximately $9.0 million for the year. Customer attrition continued from the first quarter of 2006 accounting for approximately $8.0 million of lost sales due to import pressures and financial and other circumstances at several of our larger customers. New sources of demand are developing in this market sector, however, not quickly enough to offset the losses of these large clients. Our efforts to penetrate and gain market share in these industries continues because we believe certain of our core competencies including quality customer service, short order lead times, and high volume quality manufacturing are a strategic fit for the requirements of this customer base.

We believe that we have established our platform for future growth and are well positioned to increase revenues in all of the markets that we serve, without adding significant fixed overhead. While market conditions are expected to remain soft at least partially into 2007, key focus areas for 2007 include identifying and executing strategic accretive acquisitions, capturing market share, implementation of lean manufacturing in all of our manufacturing operations, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. The most recent capital plan ended in 2005 with three-year expenditures totaling approximately $24.0 million. The capital plan for 2007 includes expenditures up to $7.5 million including a $2.5 million in carryover related to the expansion to our engineered solutions segment. This particular expansion includes approximately $3.0 million for additional machinery and equipment and $1.5 million for a building addition, which was financed through a bond issuance that will close in the second quarter of 2007.

The following table sets forth the percentage relationship to net sales of certain items in our statements of operations:

	Year Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	87.9	88.2	88.1
Gross profit	12.1	11.8	11.9
Warehouse and delivery	4.2	4.3	4.5
Selling, general and administrative	6.1	6.3	6.8
Restructuring charges	- -	- -	- -
Operating income	1.8	1.2	0.6
Net income	0.8	0.4	0.2

RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Net sales increased $24.2 million, or 7.5%, to $347.6 million in 2006 from $323.4 million in 2005. Excluding Fema unit sales in the fourth quarter of 2005, we estimate net sales increased approximately $30 million, or 9.5% over the 2005 revenues. The increased sales are attributable to increased raw material pricing in 2006 of an average of approximately 11% over the major commodities sold over 2005 and were evident in virtually all of the products we manufacture or distribute. The majority of these price increases were passed on to customers.

Additionally, increased production in the Manufactured Housing and Recreational Vehicle Industries, in the first six months of the year of approximately 2% and 14%, respectively helped to bolster sales. These two industries represent approximately 72% of our 2006 revenue base. We also experienced growth in our industrial segment of approximately $9 million over 2005. This growth, was however offset by customer attrition of approximately $8 million due to circumstances beyond our control, including foreign competition, customer financial insolvency, and customer vertical integration, among others.

Gross Profit. Gross profit increased $3.9 million to $42.0 million in 2006 from $38.1 million in 2005. As a percentage of net sales, gross profit increased 0.3% to 12.1% in 2006 from 11.8% in 2005. The increase in dollars and the percentage of net sales are attributable to increased sales, comparable fixed costs, and improved overall labor efficiencies from the prior year. Gross profit in 2006 includes an additional $0.3 million, or 0.04% of net sales, of volume related rebates from various vendors. These rebates are contingent on a number of variables and could increase or decrease in the future based on market conditions, sales levels, and other factors.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.8 million to $14.7 million in 2006 from $13.9 million in 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.1% to 4.2% in 2006 from 4.3% in 2005. The increase in dollars is due to increased sales, fuel prices, and freight surcharges from freight carriers from year to year. The decrease in percentage of net sales is attributable to comparable fixed costs and fleet size from year to year. Continued high fuel prices and freight surcharges could have a negative impact on the future operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $0.8 million to $21.2 million in 2006 from $20.4 million in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.2% to 6.1% in 2006 from 6.3% in 2005. The slight increase in dollars is attributable to an increase in costs of $0.5 million for professional fees related to our strategic acquisition efforts. The decrease in the percentage of net sales is due to our efforts to keep costs aligned with revenues, resulting in comparable fixed costs from year to year.

Operating Income. Operating income increased approximately $2.3 million to $6.1 million in 2006 from $3.8 million in 2005, due primarily to the factors described above.

Interest Expense, Net. Interest expense, net increased $0.2 million to $1.6 million in 2006 from $1.4 million in 2005 due to increased borrowings on the line of credit offset somewhat by decreases in debt service requirements from year to year.

Net Income. Net income increased $1.2 million to $2.6 million in 2006 from $1.4 million in 2005 primarily to the factors described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Net sales increased $21.8 million, or 7.2%, to $323.4 million in 2005 from $301.6 million in 2004. The increased sales are attributable to increased production in the Manufactured Housing and Recreational Vehicle Industries in the first and fourth quarters of the year. Our sales increased $14.0 million in the first quarter due to increased shipments in the Manufactured Housing and Recreational Vehicle Industries of approximately 7% and 6%, respectively. First quarter shipment increases were bolstered by FEMA demand as a result of fourth quarter 2004 hurricane damage. Fourth quarter 2005 sales increased $6.9 million, or 9.0%, due primarily to increased demand for units as a result of the hurricane damage in the third quarter of 2005. Shipments were up in the Manufactured Housing and Recreational Vehicle Industries in the fourth quarter by 42%, and 7%, respectively. The Manufactured Housing and Recreational Vehicle Industries represent approximately 73% of our sales in 2005 compared to 72% in 2004. Our sales to the Industrial and other markets were up approximately 5% from year to year.

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

Interest Expense, Net. Interest expense, net increased $0.7 million to $1.4 million in 2005 from $0.7 million in 2004 due to increased variable rates on the industrial revenue bonds, increased borrowings on our line of credit in the first quarter of 2005, and us obtaining an additional $15.0 million in fixed term debt financing in March 2005.

Net Income. Net income increased $0.8 million to $1.4 million in 2005 from $0.6 million in 2004 primarily to the factors described above.

BUSINESS SEGMENTS

We have determined that our reportable segments are those that are based on our method of internal reporting, which segregates its business by product category and production/distribution process. Our reportable segments are as follows:

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

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division, and a machine manufacturing division which was closed as of December 31, 2006.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication operations.

The table below presents information about the revenue and operating income of those segments. Reconciliation to consolidated totals is presented in Footnote 14 of our 2006 financial statements, which are available as an Exhibit to this Annual Report at Item 15(a)(1).

	Year Ended December 31
	2006	2005	2004
	(dollars in thousands)
Sales
Primary Manufactured Products	$176,562	$166,154	$164,826
Distribution	118,491	112,519	103,519
Other Component Manufactured Products	16,201	16,415	19,792
Engineered Solutions	48,141	41,530	31,282

Gross Profit
Primary Manufactured Products	17,742	15,913	15,063
Distribution	14,677	11,986	12,653
Other Component Manufactured Products	1,453	2,562	2,635
Engineered Solutions	3,873	3,269	2,446

Operating income (loss)
Primary Manufactured Products	6,977	5,429	4,606
Distribution	5,567	3,295	4,135
Other Component Manufactured Products	50	432	(66)
Engineered Solutions	1,655	1,446	843

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Primary Manufactured Products Segment Discussion

Net sales increased $10.4 million, or 6.3%, to $176.6 million in 2006 from $166.2 million in 2005. The increase is attributable to an approximate 5% increase in pricing in major raw material commodities which were passed on to customers and a slight increase in shipments in the Recreational Vehicle Industry of approximately 2% year over year. Industrial market penetration was offset by customer attrition and overall sales were further offset by declines in shipments in the Manufactured Housing industry of approximately 20% from 2005. The 2005 revenue base includes abnormal fourth quarter shipments in both the Manufactured Housing and Recreational Vehicle industries due to the hurricane relief efforts from FEMA.

Gross profit increased $1.8 million, or 11.5%, to $17.7 million in 2006 from $15.9 million in 2005. As a percentage of net sales, gross profit increased 0.5% to 10.1% in 2006 from 9.6% in 2005. The increase in dollars and percent of net sales is attributable to increased sales, and improved operating efficiencies and contribution as a result of increased volume at several of the manufacturing facilities in this segment. We are focused on maintaining margins in conjunction with raw material price increases which are passed on to customers.

Operating income increased $1.6 million, or 28.5%, to $7.0 million in 2006 from $5.4 million in 2005. The increase in operating income is attributable to the increased gross profits described above as well as a decrease of 0.2% in operating expenses as a percentage of net sales from year to year.

Distribution Segment Discussion

Net sales increased $6.0 million, or 5.3%, to $118.5 million in 2006 from $112.5 million in 2005. The increase is primarily attributable to product price increases averaging approximately 16% in the major commodities sold in this segment as increased sales of approximately $3.0 million related to our new product introductions in this segment. These increases were offset by shipment declines of approximately 20% year over year in the

Manufactured Housing industry which is the primary market sector this segment serves. We were able to pass on most of the product price increases to its customers with continued focus on maintaining margins.

Gross profit increased $2.7 million, or 22.5%, to $14.7 million in 2006 from $12.0 million in 2005. As a percentage of net sales, gross profit increased 1.7% to 12.4% in 2006 from 10.7% in 2005. The increase in gross profit is attributable to overall increased sales dollars while maintaining margins and increased sales of our new product lines which carry higher margins.

Operating income increased $2.3 million to $5.6 million in 2006 from $3.3 million in 2005 due primarily to the factors described above.

Other Component Manufactured Products Segment Discussion

Net sales decreased slightly by $0.2 million, or 1.3%, to $16.2 million in 2006 from $16.4 million in 2005. We closed our machine manufacturing division, which is included in this segment, in December 2006. Net sales for this division in 2006 and 2005 were $2.0 million, the majority being intercompany sales, which will result in lower net sales for this segment in 2007.

Gross profit decreased $1.1 million, or 43.3%, to $1.4 million in 2006 from $2.5 million in 2005. As a percentage of net sales, gross profit decreased 6.6% to 9.0% in 2006 from 15.6% in 2005. The decrease in dollars and percentage of net sales is attributable to labor and operating inefficiencies at our cabinet door division. We are in the process of evaluating the overall value of this division in conjunction with our strategic plan and core competencies and may decide to close, restructure, or relocate some or all of the operations associated with it. The Company will accordingly record the future liability, if any, in our financial statements at the time such decision is made.

Operating income decreased $0.3 million in 2006 to $0.1 million from $0.4 million in 2005 due primarily to the factors described above.

Engineered Solutions Segment Discussion

Net sales increased $6.6 million, or 15.9%, to $48.1 million in 2006 from $41.5 million in 2005. The increased sales are primarily attributable to increased raw aluminum market prices of approximately 33% from year to year.

Gross profit increased $0.6 million, or 18.5%, to $3.9 million in 2006 from $3.3 million in 2005. As a percentage of net sales, gross profit increased 0.2% to 8.1% in 2006 from 7.9% in 2005. The increase in dollars is attributable to increased sales dollars and the slight increase in percentage of net sales is attributable to market conditions not allowing margin increases with price increases, and extreme fluctuations in aluminum market pricing throughout the year. Additionally, we have several customers who enter into forward contracts with us to minimize the risk of unstable aluminum market prices, thus resulting in more stable margins.

Operating income increased $0.2 million to $1.6 million in 2006 from $1.4 million in 2005 due primarily to the factors described above.

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

Gross profit decreased $0.7 million, or 5.3%, to $12.0 million in 2005 from $12.7 million in 2004. As a percentage of net sales, gross profit decreased 1.5% to 10.7% in 2005 from 12.2% in 2004. The decrease in gross profit is attributable to reduced margins as a result of one of our major commodity suppliers deciding to dramatically reduce its supply to the markets we serve and to another Company making the strategic decision to ship direct to customers. Additionally, gross profit margin declines of approximately $1.0 million were attributable to increased direct shipments to customers which traditionally result in lower margins than warehouse sales.

Operating income decreased $0.8 million to $3.3 million in 2005 from $4.1 million in 2004 due primarily to the factors described above.

Other Component Manufactured Products Segment Discussion

Net sales decreased $3.4 million, or 15.2%, to $16.4 million in 2005 from $19.8 million in 2004. The decrease is attributable to reduced sales of approximately $1.7 million in the Company’s machine manufacturing division as a result of us completing our capital equipment initiative in 2005 and further reduction in sales of approximately $1.3 million in our adhesive division as a result of the discontinuance of one of its unprofitable product lines.

Gross profit decreased $0.1 million, or 2.7%, to $2.5 million in 2005 from $2.6 million in 2004. As a percentage of net sales, gross profit increased 2.3% to 15.6% in 2005 from 13.3% in 2004. The decrease in dollars is due to decreased sales and the increase in percentage of net sales is attributable to increased operating efficiencies at our cabinet door division resulting in improvements of approximately $0.5 million.

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

OTHER ITEMS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Inventory levels increased $9.4 million to $43.3 million in 2006 from $33.9 million in 2005. The increase in inventories is the result our strategic purchasing efforts with regards to overseas commodity products, unreliable vendor freight shipping schedules, and shorter customer lead times requiring us to maintain higher levels of certain items. Additionally, we have introduced several new products out of our distribution segment thus resulting in incremental supply needs to support its initial product offering and marketing efforts. Accounts receivable decreased $2.4 million from year to year as a result of the decreased sales in the fourth quarter of 2006 compared to the previous year primarily as a result of increased FEMA shipments in both the Manufactured Housing and Recreational Vehicle industries in the fourth quarter of 2005. Corporate incentive agreements increased $0.4 million as a result of increased sales of certain products which are included in the corporate rebate agreements. Unallocated corporate expenses increased $0.8 million primarily as a result of incremental general and administrative costs of approximately $0.5 million related to our strategic acquisition efforts and the investigation of certain strategic businesses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Inventory levels remained consistent from year to year in light of increased sales in the fourth quarter. We were able to supply the increased demand for FEMA units and maintain its inventory turn goals. Accounts receivable increased $3.6 million from year to year as a result of the increased sales in the fourth quarter of 2005 compared to the previous year. Deferred tax assets declined $0.5 million primarily as a result of us utilizing some of our net operating loss carryforwards due to the increase in profitability and taxable income from year to year. Corporate incentive agreements increased $0.7 million as a result of increased sales of various products which are considered in the corporate rebate agreements. Unallocated corporate expenses decreased $0.6 million as a result of our continued lean cost emphasis, decreased depreciation, wages, building rent, and airplane expenses from year to year. Corporate property and equipment increased approximately $4.0 million primarily due to us purchasing one of our manufacturing facilities from our former major shareholder in 2005 and the purchase of the new corporate office in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to meet working capital needs, support our capital expenditure plans, and meet debt service requirements.

In January 2007, we secured a term note for $7.5 million in conjunction with the American Hardwoods, Inc. acquisition. Interest on this note is at prime or the Eurodollar rate plus a percentage based on our cash flow. This note provides for a five year maturity in January 2011 and a ten year amortization schedule with monthly principal and interest payments due at the end of each month beginning in February 2007.

In April 2006, we renewed our secured bank revolving credit agreement which provides loan availability of $15.0 million and maturity in the year 2009. Interest on this note is at prime or the Eurodollar rate plus a percentage based on our cash flow. We pay a commitment fee of between 0.25% and 0.375% of the unused portion of the revolving line, based on our cash flow. The agreement is secured by all of the Company’s assets.

In March 2005, we secured a term debt financing package for $15.0 million. This package provides for a five-year maturity in January 2010 and a ten-year amortization schedule with interest only payments due in 2005 and principal payments that began in February 2006. In order to reduce the vulnerability to variable interest rates, this financing package includes an interest rate swap agreement with interest fixed at 4.78%. Pursuant to the Credit Agreement, we are required to maintain certain financial ratios including a debt service coverage ratio and other cash flow ratios, all of which are currently complied with. In addition, the term debt which was obtained in March 2005 includes certain financial covenants which are incorporated into the overall credit facility.

In conjunction with our strategic and capital plan, our capital expenditures for property and equipment in 2005 were approximately $8.5 million and in 2006 were approximately $7.5 million. Capital expenditures over the three previous years were approximately $10.6 million, $5.3 million, and $4.2 million for 2004, 2003, and 2002, respectively. We expect to spend approximately $7.5 million in 2007 on capital expenditures, including buildings and equipment. Approximately $2.5 million of this will be the result of carryover of a major capital project related to our installation of a new vertical powder coat paint system in our Metals division. We believe that cash generated from operations and borrowings under our credit agreements will be sufficient to fund our working capital requirements, remaining capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect our cash flows, are part of normal business cycles.

A summary of our contractual cash obligations at December 31, 2006 is as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	2007	2008	2009	2010	Thereafter

Long-term debt, including interest at Variable rates**	$4,117	$1,139	$1,105	$1,166	$707	$0
Long-term debt, including interest at Fixed rates**	$15,913	$2,599	$2,484	$2,358	$8,472	$0
Operating Leases	$4,093	$1,729	$1,157	$666	$374	$167
Total contractual cash obligations	$24,123	$5,467	$4,746	$4,190	$9,553	$167

**Interest payments have been calculated using the fixed rate of 4.78% plus the estimated credit spread for the Senior Notes and the projected 2007 annual interest rate of 3.79% for the Industrial Revenue Bonds.

We also have commercial commitments as described below (dollars in thousands):

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/06	Date of Expiration

Revolving Credit Agreement	$15,000	$10,000	May 31, 2009
Letters of Credit	$5,931	$5,931	various through 2009

We believe that our cash balance, availability under our line of credit as amended, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the commercial commitments set forth above, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

We ship product based on specific orders from customers and revenue is recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery. Our selling price is fixed and determined at the time of shipment, and collectability is reasonably assured and not contingent upon the customers’ use or resale of the product. Our major operating assets are accounts receivable, inventory, and property and equipment. Exclusive of the write-off of certain assets related to the Oakwood Homes Corporation bankruptcy filing in November 2002, and the write-off of certain receivables in the fourth quarter of 2004 related to one customer, we have not experienced significant bad debts losses and our reserve for doubtful accounts of $150,000 should be adequate for any exposure to loss in our December 31, 2006 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe them to be adequate. We depreciate our property and equipment over their estimated useful lives, and we have not identified any items that are impaired for the twelve months ended December 31, 2006.

SEASONALITY

Manufacturing operations in the Manufactured Housing and Recreational Vehicle Industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, our sales and profits are generally highest in the second and third quarters.

SALE OF PROPERTY

Not Applicable.

PURCHASE OF PROPERTY

Not Applicable.

INFLATION

We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2005, we entered into an interest rate swap agreement. This swap agreement effectively converts a portion of our variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

We are subject to market risk primarily in relation to our cash and short-term investments. The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions. While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) on page 24 of this Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants during the fiscal years 2005 and 2006.

ITEM 9A.      CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Company

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

On March 12, 2007, Gregory J. Scharnott, Executive Vice President of Operations, resigned to pursue other options.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007 and is incorporated herein by reference.

The Company has determined that Robert C. Timmins, Larry D. Renbarger, Terrence D. Brennan, and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

Code of Business Conduct

We have adopted a Code of Ethics Policy applicable to all employees. Additionally, we have adopted a Code of Business Conduct Applicable to Senior Executives including, but not limited to, the Chief Executive Officer and Chief Financial Officer of the Company. Our Code of Ethics and Code of Business Conduct Applicable to Senior Executives is available on the Company’s web site at www.patrickind.com under “Corporate Governance”. We intend to post on our web site any amendments to, or waivers from, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct Policy Applicable to Senior Executives. We will provide shareholders with a copy of these policies without charge upon written request directed to the Company’s Secretary at the Company’s address.

Corporate Governance

Information on our corporate governance practice is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007, under the caption “Compensation of Executive Officers and Directors” and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007, under the captions “Certain Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2007, under the heading “Accounting Information,” and is incorporated herein by reference.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Page

(a)	(1)	FINANCIAL STATEMENTS

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated balance sheets - December 31, 2006 and 2005	F-2

		Consolidated statements of income - years ended December 31, 2006, 2005, and 2004	F-3

		Consolidated statements of shareholders’ equity - years ended December 31, 2006, 2005, 2004	F-4

		Consolidated statements of cash flows - years ended December 31, 2006, 2005, and 2004	F-5

		Notes to the financial statements	F-6-26

	(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index on pages 26 and 27 are filed and incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

PATRICK INDUSTRIES, INC

By /s/ Paul E. Hassler

Paul E. Hassler, President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	President, Chief Executive Officer and Director	March 30, 2007
Paul E. Hassler

/s/ Andy L. Nemeth	Executive Vice President Finance, Secretary-Treasurer	March 30, 2007
Andy L. Nemeth	Chief Financial Officer, and Director

/s/ Robert C. Timmins	Lead Director	March 30, 2007
Robert C. Timmins

/s/ Keith V. Kankel	Director	March 30, 2007
Keith V. Kankel

/s/ Harold E. Wyland	Director	March 30, 2007
Harold E. Wyland

/s/ John H. McDermott	Director	March 30, 2007
John H. McDermott

/s/ Terrence D. Brennan	Director	March 30, 2007
Terrence D. Brennan

/s/ Walter E. Wells	Director	March 30, 2007
Walter E. Wells

/s/ Larry D. Renbarger	Director	March 30, 2007
Larry D. Renbarger

Patrick Industries, Inc.

And Subsidiaries

Consolidated Financial Report

12.31.2006

McGladrey & Pullen, LLP is a member firm of RSM International

-- an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Patrick Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”. As also discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158 “ Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” as of December 31, 2006.

Elkhart, Indiana

April 2, 2007

McGladrey & Pullen, LLP is a member firm of RSM International –

an affiliation of separate and independent legal entities.

Patrick Industries, Inc.
And Subsidiaries

Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except shares)

		2006		2005
ASSETS				
Current Assets				
Cash and cash equivalents	$	**357**	$	1,077
Trade receivables		**17,988**		20,339
Inventories		**43,299**		33,936
Prepaid expenses		**555**		498
Deferred tax assets		**923**		1,141
Total current assets		**63,122**		56,991
Property and Equipment, net		**42,927**		39,674
Other Assets		**3,100**		3,065
Total assets	$	**109,149**	$	99,730
LIABILITIES AND SHAREHOLDERS' EQUITY				
Current Liabilities				
Current maturities of long-term debt	$	**2,467**	$	2,628
Short-term borrowings		**10,000**		-
Accounts payable		**10,100**		12,295
Accrued liabilities		**3,450**		2,621
Total current liabilities		**26,017**		17,544
Long-Term Debt, less current maturities		**14,006**		16,472
Deferred Compensation Obligations		**2,363**		2,160
Deferred Tax Liabilities		**687**		874
Total liabilities		**43,073**		37,050
Commitments and Contingencies				
Shareholders' Equity				
Preferred stock, no par value; authorized 1,000,000 shares		-		-
Common stock, no par value; authorized 12,000,000 shares; issued 2006 4,893,908 shares; 2005 4,818,448		**20,360**		19,715
Accumulated other comprehensive loss		**(97)**		(1)
Unearned compensation		-		(70)
Additional paid-in-capital		**148**		-
Retained earnings		**45,665**		43,036
Total shareholders' equity		**66,076**		62,680
Total liabilities and shareholders' equity	$	**109,149**	$	99,730

See Notes to Financial Statements.

Patrick Industries, Inc.
And Subsidiaries

	Comprehensive Income	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Additional Paid-in-Capital	Retained Earnings	Total
Balance, December 31, 2003		$ -	$ 18,237	$ -	$ -	$ -	$ 41,011	$ 59,248
Net income		-	-	-	-	-	601	601
Issuance of 21,000 shares of common stock for stock award plan		-	210	-	-	-	-	210
Issuance of 108,812 shares of common stock upon exercise of common stock options		-	681	-	-	-	-	681
Balance, December 31, 2004		-	19,128	-	-	-	41,612	60,740
Net income	$ 1,424	-	-	-	-	-	1,424	1,424
Other comprehensive (loss), net of tax change in fair value of interest rate swap	(1)	-	-	(1)	-	-	-	(1)
Issuance of 24,000 shares of common stock for stock award plan	-	-	211	-	(211)	-	-	-
Stock based compensation expense	-	-	-	-	141	-	-	141
Issuance of 47,750 shares of common stock upon exercise of common stock options including tax benefit	-	-	376	-	-	-	-	376
Comprehensive income	$ 1,423	-	-	-	-	-	-	-
Balance, December 31, 2005		-	19,715	(1)	(70)	-	43,036	62,680
Net income	$ 2,629	-	-	-	-	-	2,629	2,629
Adoption of SFAS 123R	-	-	(70)	-	70	-	-	-
Other comprehensive gain, net of tax change in fair value of interest rate swap	66	-	-	66	-	-	-	66
Issuance of common stock for officers' stock grant	-	-	80	-	-	-	-	80
Issuance of common stock for stock award plan	-	-	249	-	-	-	-	249
Issuance of 46,900 shares of common stock upon exercise of common stock options including tax benefit	-	-	386	-	-	-	-	- 386
Adoption of SFAS 158	-	-	-	(162)	-	-	-	(162)
Stock option expense	-	-	-	-	-	148	-	148
Comprehensive income	$ 2,695	-	-	-	-	-	-	-
Balance, December 31, 2006		$ -	$ 20,360	$ (97)	$ -	$ 148	$ 45,665	$ 66,076

See Notes to Financial Statements.

Patrick Industries, Inc.
And Subsidiaries

	2006	2005	2004
Cash Flows From Operating Activities			
Net income	$ **2,629**	$ 1,424	$ 601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:			
Depreciation and amortization	**4,086**	4,412	4,942
Deferred income taxes	**156**	1,012	249
Stock based compensation expense	**477**	211	202
Gain on sale of property and equipment	**(103)**	(136)	(321)
Gain on insurance proceeds	**(129)**	-	(352)
(Increase) decrease in cash value of life insurance	**25**	8	(2)
Other	**205**	306	306
Change in assets and liabilities:			
Decrease (increase) in:			
Trade receivables	**2,350**	(3,618)	(2,480)
Inventories	**(9,363)**	408	(11,301)
Prepaid expenses	**(56)**	453	(37)
Increase (decrease) in:			
Accounts payable and accrued liabilities	**(1,366)**	981	6,092
Net cash provided by (used in) operating activities	**(1,089)**	5,461	(2,101)
Cash Flows From Investing Activities			
Capital expenditures	**(7,480)**	(8,503)	(10,605)
Proceeds from sale of property and equipment	**343**	333	1,183
Proceeds from life insurance	**371**	-	773
Insurance premiums paid	**(223)**	(204)	(205)
Net cash (used in) investing activities	**(6,989)**	(8,374)	(8,854)
Cash Flows From Financing Activities			
Borrowings under long-term debt	-	15,000	-
Short-term borrowings (payments)	**10,000**	(7,300)	7,300
Principal payments on long-term debt	**(2,628)**	(3,671)	(3,671)
Payments on deferred compensation obligations	**(330)**	(317)	(240)
Proceeds from exercise of common stock options	**386**	296	681
Other	**(70)**	(101)	(109)
Net cash provided by financing activities	**7,358**	3,907	3,961
Increase (decrease) in cash and cash equivalents	**(720)**	994	(6,994)
Cash and cash equivalents, beginning	**1,077**	83	7,077
Cash and cash equivalents, ending	$ **357**	$ 1,077	$ 83

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

Significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of Patrick Industries, Inc., and its wholly-owned subsidiaries, Harlan Machinery Company, Inc. and Machinery Repair Company, Inc. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Trade receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Trade receivables in the accompanying balance sheets at December 31, 2006 and 2005 are stated net of an allowance for doubtful accounts of $150. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. In conjunction with the Company's credit terms, trade receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Customer terms are generally on an unsecured basis for terms of 30 days.

The following table summarizes the changes in the Company's allowance for doubtful accounts for 2006 and 2005:

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Shareholder’s Equity:

SFAS No. 130, “Reporting Comprehensive Income”, defines comprehensive income as non-shareholder changes in equity. Accumulated other comprehensive loss at the end of each year, in thousands, included the following components:

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

Stock options plan:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), and began recognizing compensation expense in its consolidated statements of operations as a selling, general, and administrative expense for its stock option grants based on the fair value of the awards. Prior to January 1, 2006, the Company accounted for stock option grants under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to use the modified prospective method in applying this standard in which, as of January 1, 2006, compensation cost related to the non-vested portion of the awards outstanding was based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123. Therefore, the Company was not required to, and did not re-measure, the grant-date fair value estimate of the unvested portion of awards prior to January 1, 2006. Further, the Company did not restate prior period financial statements. As a result of adopting SFAS 123R, the Company’s pretax income and net income for the year to date period ending December 31, 2006 is $148 and $89 ($.02 per share basic and diluted) lower respectively, than if it had continued to account for stock-based compensation under APB 25. The effect of adoption on cash flows from operating activities and cash flows from financing activities was not material.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The table below illustrates the effect on net income and earnings per share had compensation expense for the stock option plan been determined based on the fair value at the grant date for awards consistent with the provision of FASB No. 123:

Fair value of financial instruments:

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and accounts payable. The Company believes cash and cash equivalents, receivables, and accounts payable are recorded at amounts that approximate their current market values. The fair value of the long-term debt instruments approximates their carrying value based on the instrument’s variable rates.

Recently issued accounting pronouncements:

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end. Presently, we use a September 30 measurement date for our pension and postretirement benefit plan. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS 158 decreased total assets by approximately $108, increased total liabilities by approximately $270 and reduced total shareowners’ equity by approximately $108, net of taxes. The adoption of SFAS 158 did not affect our results of operations.

In June 2006, the Financial Accounting Standards Accounting Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Earnings per common share:

Following is information about the computation of the earnings per share data for the years ended December 31, 2006, 2005 and 2004:

Note 2.	Balance Sheet Data

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 3.	Note Payable, Pledged Assets and Long-Term Debt

The Company has a secured revolving credit agreement which allows borrowings up to $15,000, of which $10,000 of borrowings were outstanding at December 31, 2006. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company's cash flow. The Company pays a commitment fee of between .375% and .25% of the unused portion of the revolving line, based on the Company’s cash flow. The agreement is secured by all of the Company’s assets. In addition, this agreement requires the Company to, among other things; maintain minimum levels of debt service coverage, tangible net worth, working capital, and debt to net worth.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Long-term debt at December 31, 2006 and 2005 is as follows:

On March 3, 2005, the Company entered into a $15,000 variable interest rate term note with JP Morgan Chase, N.A. with a maturity on January 31, 2010. Interest on the note is variable at the 30 day Eurodollar rate plus a percentage based on the Company’s cash flow. The effective rate at December 31, 2006 was 6.78%. The note is payable in monthly installments beginning February 2006 of $139 and is secured by all of the Company’s assets and is subject to certain financial covenants, primarily minimum tangible net worth and debt service coverage as defined in the agreement. The notes are being amortized over a 10 year payment schedule with a balloon payment due in March 2010.

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

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400 plus interest at a variable tax exempt bond rate (4.2% at December 31, 2006). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds, are backed by a bank standby letter of credit totaling approximately $1,254 and are subject to certain financial covenants as defined in the agreement.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400 plus quarterly interest payments at a variable tax exempt bond rate (4.2% at December 31, 2006). Annual payments of $500 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $1,865.

Aggregate maturities of long-term debt for the next five years ending December 31, are; 2007 $2,467; 2008 $2,467; 2009 $2,567 and 2010 $8,972.

In addition, the Company is contingently liable for standby letters of credit of approximately $2,812 to meet credit requirements for the Company's insurance providers.

Interest expense for the years ended December 31, 2006, 2005, and 2004 was approximately $1,648, $1,395, and $711 respectively.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 4.	Equity Transactions

Shareholder Rights Plan:

On March 21, 2006, in conjunction with the expiration of the Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s Common Stock. Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of Common Stock subsequently issued prior to the separation date as defined in the Rights Agreement. Each right entitles the holder to purchase 1/100th of a Preferred Share at the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Company Common Stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company’s assets are sold, then right-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 21, 2016. The Company has authorized 100,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

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

The total minimum rental commitment at December 31, 2006 under the facility leases mentioned above is approximately $1,474 which is due approximately $846 in 2007, $457 in 2008, and $171 in 2009.

The total minimum rental commitment at December 31, 2006 under the equipment leases mentioned above is approximately $2,618 which is due approximately $883 in 2007, $700 in 2008, $494 in 2009, and $541 thereafter.

The total rent expense included in the statements of operations for the years ended December 31, 2006, 2005, and 2004 is approximately $2,253, $2,300, and $2,600 respectively, of which approximately $110 was paid in 2006, $240 was paid in 2005, and $744 was paid in 2004, to the former chairman emeritus.

The Company is committed to equipment purchases in the amount of $800 at December 31, 2006.

Note 6.	Major Customer

Net sales for the years ended December 31, 2005, and 2004 included sales to one customer in the Primary Manufactured Products and Distribution segments accounting for 10.6%, and 13.4% respectively of total net sales of the Company.

The balance due from this customer at December 31, 2005 was approximately $2,900.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 7.	Income Tax Matters

Federal and state income taxes (credits) for the years ended December 31, 2006, 2005, and 2004, all of which are domestic, consist of the following:

The provisions for income taxes (credits) for the years ended December 31, 2006, 2005, and 2004 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate to income before income taxes.

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The composition of the deferred tax assets and liabilities at December 31, 2006 and 2005 is as follows:

The deferred tax amounts above have been reflected on the accompanying consolidated balance sheets as of December 31, 2006 and 2005 as follows:

At December 31, 2006, the Company has state net operating loss carryforwards of approximately $412 available under various state revenue codes to be applied against future taxable income. These carryforwards expire in varying amounts between 2010 and 2024.

At December 31, 2006, the Company has federal AMT credit and state manufacturing credit carryforwards which are available to be directly offset against future federal and state income tax liabilities. These carryfowards expire in varying amounts between 2008 and 2020.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 8.	Self-Insured Plans

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed approximately $225 at December 31, 2006. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability, general liability and automobile insurance. The Company is responsible for a per occurrence limit, with an aggregate amount not to exceed approximately $7,000 on an annual basis. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company has accrued an estimated liability for these benefits based upon claims incurred.

Note 9.	Compensation Plans

Deferred compensation obligations:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the accompanying balance sheet. Any differences between actual proceeds and cash surrender value are recorded as gains in the periods presented. Additionally, the Company records gains or losses in the cash surrender value in the period incurred. For the years ended December 31, 2006, 2005, and 2004, the Company recognized gains (losses) of ($25), ($8), and $2, respectively.

Bonus plan:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $847, $770, and $720, for the years ended December 31, 2006, 2005, and 2004 respectively.

Profit-sharing plan:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. The contributions for the years ended December 31, 2006, 2005, and 2004 were immaterial.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Stock option plan:

The Company’s 1987 Stock Option Plan, which is shareholder approved, permits the grant of share options and shares to its employees and Directors for up to 728 shares of stock at December 31, 2006. The Company believes that such awards better align the interests of its employees and Directors with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over 4 years of continuous service and have 6 year contractual terms. Share awards generally vest over one year. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

For purposes of this pro-forma disclosure, the value to the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods using the following assumptions:

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate. Expected volatilities are based on historical volatility of the Company stock. The expected term of options represents the period of time that options granted are expected to be outstanding based on historical company trends. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term. In accordance with SFAS 123R, the fair value of stock and options granted prior to adoption and determined for purposes of disclosure under SFAS 123 have not been changed.

As of December 31, 2006, there was approximately $208 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the year ended December 31, 2006 was approximately $158.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Stock options issued prior to 2006 expire six years from the date of grant and are generally exercisable ratably over five years. The following table summarizes the Company’s option activity for employees during the year ended December 31, 2006:

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $12.50 as of the last business day of the year ended December 31, 2006. The aggregate intrinsic value of options exercised for the year ended December 31, 2006 is $244.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

A further summary about fixed options outstanding at December 31, 2006 is as follows:

Cash received from option exercises under the stock option plan for the year ended December 31, 2006 was $303. The actual tax benefit realized from the tax deductions from option exercise of the share based payment arrangements totaled $83 for the year ended December 31, 2006. The total income tax benefit recognized in the income statement for share based compensation arrangements, including the stock award plans, was approximately $190.

Stock award plans:

The Company has adopted a stock award plan for the non-employee directors. Grants awarded during May 2006 of 21,000 shares are subject to forfeiture in the event the recipient terminates within one year from the date of grant as a director. The total fair value of unvested shares at December 31, 2006 is $262,500. These shares will vest in May 2007. The related compensation expense is being recognized over the one-year vesting period. Total compensation expense for the years ended December 31, 2006, 2005, and 2004 were $249, $211, and $202, respectively.

The Company has adopted a stock award plan for its officers. Grants awarded in January 2006 of 7,560 shares vest quarterly over a one year period and are subject to forfeiture in the event the officer terminates employment during the course of the year. The related compensation expense is recognized over a one year period. The total compensation expense for the year ended December 31, 2006 is $80.

Note 10.	Contingencies

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

Supplemental information relative to the statements of cash flows for the years ended December 31, 2006, 2005, and 2004 is as follows:

Note 12.	Unaudited Interim Financial Information

Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

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

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division, and a machine manufacturing division. The Company closed its machine manufacturing division in the fourth quarter of 2006.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication.

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

The table below presents information about the net income (loss) and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2006, 2005, and 2004:

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

A reconciliation of total segment sales, cost of goods sold, and operating income to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2006, 2005, and 2004 is as follows:

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.

Unallocated corporate expenses include corporate general and administrative expenses including wages, insurance, taxes, supplies, travel and entertainment, professional fees, and others.

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Note 14.	Subsequent Event

On January 29, 2007, the Company purchased all of the assets of American Hardwoods, Inc. in Phoenix, AZ for approximately $7,500 financed with long-term debt. The debt consists of a $7,500 term note with annual principal payments of $750 with a ten year amortization and a balloon payment in 2012.

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3.1

-Amended Articles of Incorporation of the Company as further amended (filed as Exhibit 3(a) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

3.2

-By-Laws of the Company (filed as Exhibit 3(b) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

3.3

-Rights Agreement, dated March 21, 2006, between Patrick Industries, Inc. and American Stock Transfer and Trust Company, as successor to National City Bank, as rights agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 21, 2006 and incorporated herein by reference)......

10.1

-Second Amendment to February 2, 1994 Credit Agreement, dated as of June 26, 1995 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference) ...........

10.2

-First Amendment to Credit Agreement, dated as of October 27, 1994 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10.3

-Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10.4

-Credit Agreement dated as of February 2, 1994 among the Company, NBD Bank, as agent, and NBD Bank, N.A. (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

10.5*

-Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) ...........

10.6

-Amendment to extend Patrick Industries, Inc. 1987 Stock Option Program to May 14, 2014 (filed as Exhibit 10(h)(1) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10.7*	-Patrick Industries, Inc. 401(k) Employee Savings Plan (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference) ...........

10.8*

-Form of Employment Agreements with Executive Officers (filed as Exhibit 10(e) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) .....

10.9*

-Form of Deferred Compensation Agreements with Executive Officers (filed as Exhibit 10(f) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference) ...........

10.10

-Credit Agreement dated as of January 28, 2000 among the Company, Bank One, Indiana, N.A. (filed as Exhibit 10(r) to the Company’s Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference) ..........

10.11

-Commercial Lease and Real Estate Purchase Agreement dated October 1, 2004 between Mervin D. Lung, as lessor, and the Company, as lessee (filed as Exhibit 10(u) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10.12

-Commercial Lease dated December 1, 2004 between Teachers Insurance and Annuity Association of America (TIAA) as lessor, and the Company, as lessee (filed as Exhibit 10(v)

to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10.13

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

10.14	-Patrick Industries, Inc. form of Stock Option (filed as Exhibit 10(x) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) ......

10.15

-Patrick Industries, Inc. form of Directors’ Annual Restricted Stock Grant (filed as Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference) .........

10.16

-Registration Rights Agreement dated September 13, 2005, between the Company and Tontine Capital Partners, L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference)......

10.17**

-Amendment to Credit Facility and Loan Participation Agreement, dated January 29, 2007, among the Company, JPMorgan Chase Bank, N.A. and National City Bank of Indiana, and new Term Note, dated January 29, 2007, between the Company and JPMorgan Chase Bank, N.A......

12.1**	-Computation of Operating Ratios......

21.1**	-Subsidiaries of the Registrant .........

23.1**	-Consent of McGladrey & Pullen, LLP .........

31.1**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer .........

31.2**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer .........

32.1**	-Certification pursuant to 18 U.S.C. Section 1350 .........

*Management contract or compensatory plan or arrangement.

**Filed herewith.