Form 10-Q
period 2007-03-31
PATRICK INDUSTRIES INC
filed 2007-05-15
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 27, 2007, there were 4,912,427 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets
March 31, 2007 & December 31, 2006 (audited)	3

Unaudited Condensed Statements of Operations
Three Months Ended March 31, 2007 & 2006	4

Unaudited Condensed Statements of Cash Flows
Three Months Ended March 31, 2007 & 2006	5

Notes to Unaudited Condensed Financial Statements	6-11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	18

PART II: OTHER INFORMATION	19

ITEM 1A. RISK FACTORS	19

ITEM 6. EXHIBITS	19

Signatures	20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(dollars in thousands)	MARCH 31, 2007	DECEMBER 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 455	$ 357
Trade receivables	23,351	17,988
Inventories	42,754	43,299
Prepaid expenses	1,342	555
Deferred tax assets	953	923

Total current assets	68,855	63,122

PROPERTY AND EQUIPMENT, at cost	102,631	98,041
Less accumulated depreciation	56,004	55,114

	46,627	42,927

OTHER ASSETS	3,011	3,100

Total assets	$ 118,493	$ 109,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 3,217	$ 2,467
Short-term borrowings	10,000	10,000
Accounts payable	13,769	10,100
Accrued liabilities	2,457	3,450

Total current liabilities	29,443	26,017

LONG-TERM DEBT, less current maturities	20,339	14,006
DEFERRED COMPENSATION OBLIGATIONS	2,552	2,363
DEFERRED TAX LIABILITIES	494	687

Total liabilities	$ 52,828	$ 43,073

SHAREHOLDERS’ EQUITY
Common stock	20,438	20,360
Accumulated other comprehensive income (loss)	33	(97)
Additional paid in capital	183	148
Retained earnings	45,011	45,665

Total shareholders’ equity	65,665	66,076

Total liabilities and shareholders’ equity	$ 118,493	$ 109,149

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted shares in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2007	2006

Net sales	$ 78,148	$ 89,281

Cost of goods sold	69,334	78,279

Gross profit	8,814	11,002

Operating expenses:
Warehouse and delivery expenses	3,767	4,020
Selling, general, and administrative expenses	5,576	5,437

Total operating expenses	9,343	9,457

Operating income (loss)	(529)	1,545

Interest expense, net	571	334

Income (loss) before income taxes (credits)	(1,100)	1,211

Federal and state income taxes (credits)	(446)	505

Net income (loss)	$ (654)	$ 706

Basic earnings (loss) per common share	$ (0.13)	$ 0.15

Diluted earnings (loss) per share	$ (0.13)	$ 0.14

Weighted average basic shares outstanding	4,906	4,832
Weighted average diluted shares outstanding	4,906	4,877

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)	THREE MONTHS ENDED MARCH 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (654)	$ 706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	959	1,046
Stock based compensation expense	255	107
(Gain) on sale of property and equipment	(5)	(3)
Decrease in cash surrender value of life insurance	3	10
Deferred income taxes	(223)	(14)
Other	348	77

Change in assets and liabilities, net of effects of acquisition:
Decrease (increase) in:
Trade receivables	(2,972)	(3,903)
Inventories	2,376	(4,300)
Prepaid expenses	(736)	(884)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,866	6,869
Income taxes payable	(512)	459

Net cash provided by operating activities	1,705	170

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,439)	(546)
Proceeds from sale of property and equipment	5	35
Life insurance premiums paid	(28)	(25)
Acquisition of a business	(7,136)	- - -

Net cash used in investing activities	(8,598)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt	7,500	- - -
Principal payments on long-term debt	(417)	(278)
Payments on deferred compensation obligations	(82)	(83)
Proceeds from exercise of common stock options	20	107
Other	(30)	(21)

Net cash provided by (used in) financing activities	6,991	(275)

Increase (decrease) in cash and cash equivalents	98	(641)

Cash and cash equivalents, beginning	357	1,077

Cash and cash equivalents, ending	$ 455	$ 436

Cash Payments for:
Interest	640	409
Income taxes	268	59

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.	General and Summary of Accounting Policies

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, and December 31, 2006, and the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Inventories

The inventories on March 31, 2007 and December 31, 2006 consist of the following classes:

	March 31, 2007	December 31, 2006

Raw materials	$25,895	$28,067
Work in process	789	804
Finished goods	6,384	6,330

Total manufactured goods	33,068	35,201
Distribution products	9,686	8,098

Total inventories	$42,754	$43,299

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

3.	Acquisition

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7.1 million. The Company believes that the acquisition of American Hardwoods will strengthen its platform in the industrial market sector as well as provide diversification opportunities and add new products to its Distribution segment. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for American Hardwoods are included in the Company’s Distribution segment for the two months ended March 31, 2007.

The cash consideration exchanged for the assets of American Hardwoods was funded with new debt totaling $7.5 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s Consolidated Balance sheets based at their estimated fair values as of the date of the acquisition. The excess of the estimated fair values of the underlying assets acquired and liabilities assumed over the purchase price was allocated pro-rata to the long lived assets of American Hardwoods. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and deferred income tax matters. Revision to the fair values will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 29, 2007 (in thousands):

Current assets	$4,273
Property, plant and equipment	3,445

Total assets acquired	7,718
Current liabilities	(322)
Excess fair value over consideration paid	(260)

Net assets acquired	7,136

The following unaudited pro forma information assumes the American Hardwoods acquisition occurred as of the beginning of each of the periods presented. The pro forma information contains the actual combined operating results of the Company and American Hardwoods since acquisition, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

	Three months ended March 31
	2007	2006
Revenue	79,534	94,123
Net income (loss)	(631)	797
Basic earnings loss per share	$(0.12)	$0.17
Diluted earnings loss per share	$(0.12)	$0.16

4.	Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 ("FIN 48”).  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes.

The Company is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Company is undergoing routine periodic audits in domestic tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.  Based on the current audits in process, the payment of taxes as a result of audit settlements are not expected to be significant.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

5.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment." The Company recognized compensation cost of $255 and $107 and related income tax benefits of $102 and $43 for its stock based compensation plans in the statement of operations for the quarters ended March 31, 2007, and 2006, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  There were no stock based compensation grants in the quarters ended March 31, 2007 or 2006.

As of March 31, 2007, there was approximately $164 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

6.	Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three-month period ended March 31, were calculated using the average shares as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares used in basic EPS	4,906	4,832
Effect of dilutive securities	- - -	45

Weighted average diluted shares	4,906	4,877

As the Company reported a net loss for the quarter ended March 31, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	Comprehensive Income

The changes in the components of comprehensive income (loss) for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$(654)	$706
Unrealized gains (losses) on cash flow hedges, net of taxes	(32)	141

Comprehensive income (loss)	$(686)	$847

As of March 31, 2007 and 2006, the accumulated other comprehensive income, net of tax, relating to deferred income on cash flow hedges was $33 and $140, respectively.

8.	Debt Covenants.

As of March 31, 2007, the Company was in violation of one of its financial covenants related to its Credit Facility which was waived by its financial institution.

9.	New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins on or after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to early adopt the provisions of SFAS No. 157, “Fair Value Measurements”. While the Company is currently evaluating the provisions of SFAS No. 159, if adopted, the statement is not expected to have any significant effect on the Company's consolidated financial position or results of operations.

10.	Resignation of an Officer

On March 13, 2007 the Company announced the resignation of its Executive Vice President of Operations. In conjunction with this resignation the Company entered into a separation agreement including severance payments and retirement benefits.  The Company has recognized approximately $400 of severance and retirement benefits in its statement of operations for the quarter ended March 31, 2007.  In addition, the Company has recorded accrued liabilities of approximately $450 relating to this obligation at March 31, 2007.

11.	Segment Information

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

THREE MONTHS ENDED MARCH 31, 2007
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 37,837	$ 24,156	$ 2,371	$ 13,784	$ 78,148
Intersegment sales	912	65	721	802	2,500

Operating income	$ 951	$ 687	$ (260)	$ 468	$ 1,846

Total assets	$ 43,075	$ 20,645	$ 3,275	$ 15,186	$ 82,181

THREE MONTHS ENDED MARCH 31, 2006
	PRIMARY MANUFACTURED PRODUCTS	DISTRIBUTION	OTHER COMPONENT MFG PRODUCTS	ENGINEERED SOLUTIONS	SEGMENT TOTAL

Net outside sales	$ 45,372	$ 29,674	$ 3,182	$ 11,053	$ 89,281
Intersegment sales	1,533	157	957	784	3,431

Operating income	$ 1,900	$ 1,294	$ 81	$ 608	$ 3,883

Total assets	$ 44,053	$ 14,812	$ 6,564	$ 10,487	$ 75,916

Reconciliation of segment operating income to consolidated operating income (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Operating income for segments	$ 1,846	$ 3,883
Corporate incentive agreements	446	458
Consolidation reclassifications	(32)	(34)
Gain on sale of property and equipment	5	3
Corporate expenses	(2,853)	(2,649)
Other	59	(116)

Consolidated operating (loss) income	$ (529)	$ 1,545

Reconciliation of segment assets to consolidated assets (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Identifiable assets for reportable segments	$ 82,181	$ 75,916
Corporate property and equipment	9,441	9,238
Current assets not allocated to segments	27,145	22,801
Consolidation eliminations	(274)	(274)

Consolidated assets	$ 118,493	$ 107,681

11.	Subsequent Event

In April 2007, the Company announced that it had entered into an agreement to purchase Adorn, LLC, a $240 million Elkhart, Indiana based manufacturer and supplier to the Manufactured Housing, Recreational Vehicle, and industrial markets for $75 million. The acquisition will be funded through both debt and equity financing, which will be structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The Company has entered into a commitment letter with J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. for a senior credit facility comprised of a revolving credit loan and a term loan. Additional financing for the acquisition will be provided by Tontine Capital Partners, L.P. and its affiliates (“Tontine”). Tontine, a significant shareholder of Patrick, has agreed to purchase 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share and to provide additional interim debt financing in the form of senior subordinated notes. Following the close of the acquisition, the Company plans to provide a Rights Offering at $11.25 per share to its common shareholders. The Rights Offering contains a bonus element which will require earnings per share amounts to be retroactively restated when approved and issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company’s operations for the first quarter of 2007 were negatively effected by unfavorable market conditions and overall softness in the major markets that the Company serves. The Manufactured Housing and Recreational Vehicle industries, which represent approximately 64% of the Company’s sales in the first quarter, experienced their tenth and eighth month, respectively of consecutive declines in unit shipments. The Industrial market was negatively impacted by a decline in the residential housing market. While some of this softness was anticipated, the Company struggled to keep contribution levels at points above break-even, thus resulting in operating declines in each of its reporting segments for the first three months of 2007. The focus, however, for the first quarter was primarily on the continued execution of the Company’s strategic plan as it relates to making strategic accretive acquisitions. In January 2007, the Company acquired the business and assets of American Hardwoods, Inc., a Phoenix, Arizona based industrial products distributor and in April, the Company entered into an agreement to acquire Elkhart, Indiana based Adorn, LLC, a $240 million manufacturer and supplier to the same markets the Company serves. Both of these acquisitions fit within the framework of the Company’s strategic plan as it relates to strong historical financial performance, solid management teams, positive accretion analysis and projections, and competitive pricing multiples, among others. The Company expects to close the Adorn acquisition in the second quarter of 2007.

From an operating perspective, sales for the first quarter ended March 31, 2007 decreased approximately $11.2 million, or 12.5% when compared to the prior year. Operating income decreased $2.1 million to a loss of $0.5 million in the quarter. Included in the operating results in the first quarter of 2007 are larger than anticipated group insurance costs of approximately $0.3 million, severance and employee termination costs of approximately $0.4 million, and operating inefficiencies in one of the Company’s divisions in its Other Component Manufactured Products segment of approximately $0.3 million. Net income for the first quarter or 2007 declined to a loss of $0.6 million, or $0.13 per share. This compares with net income of $0.7 million, or $0.15 per share, for the first quarter of 2006.

Inventory levels decreased approximately $0.5 million over the December 2006 levels and increased approximately $4.5 million over the March 2006 levels due primarily to the faster than expected market softening in the first quarter of 2007 and due to long lead times for certain of the Company’s primary raw material products, making it difficult to make short term adjustments. Inventory and trade accounts receivable at March 31, 2007 includes approximately $2.0 million each related to the American Hardwoods acquisition in January 2007. Additionally, strategic purchasing initiatives implemented by the Company, uncertainty of shipping schedules on product purchased from overseas, and the stocking of new products have contributed to the increased inventory levels from period to period. Raw material product prices remained fairly consistent from quarter to quarter as the majority of price increases over the past 15 months began in the first quarter of 2006 and on average continued through the third quarter of 2006. Corporate incentive agreements with its suppliers remained constant for the quarter even though net sales were lower. The Company expects overall corporate incentive agreements for the year to trend downward consistent with the anticipated market conditions. The Company expects the soft market conditions and excess of supply to result in pricing erosion to begin in the second quarter and carry though the balance of the 2007 year in its major commodity product categories.

The Manufactured Housing Industry, which represents 36% of the Company’s sales for the three month period ending March 31, 2007, experienced shipment decreases of approximately 37% from the first quarter of 2006. Shipment levels in this industry, exclusive of FEMA units, continue to operate at more than 40 year lows and are projected to be between approximately 100,000 and 110,000 units for the 2007 year, which represents decline of 6% from the 2006 levels. While this Industry is still plagued by financing concerns, including lack of funding sources, the Company remains optimistic that permanent rebuilding in the New Orleans area, rising interest rates, mild inflation and improved job growth may favorably impact this industry going forward. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for the Company’s manufactured custom panels continues to shift to the Company’s distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The Recreational Vehicle Industry, which represents approximately 28% of the Company’s sales for the three month period ending March 31, 2007, began to show signs of softening in the third quarter of 2006 continuing through the first quarter of 2007 with shipments down approximately 16% from the first quarter of 2006. While conditions deteriorated slightly in the first quarter, expectations for this industry remain optimistic as demographics point to steady shipment levels for the remainder of the year.

The Company’s diversification efforts into the Industrial and other markets, which represent approximately 36%, and 24% of the Company’s sales for the three months ending March 31, 2007 and 2006, respectively, resulted in additional market penetration of approximately $1.0 million for the quarter. Customer attrition in this market sector of approximately $1.5 million was the result of continued offshore penetration, a declining residential housing market and consumer electronics market as it relates to the Company’s products, and other conditions beyond the Company’s control. New sources of demand are developing in the industrial sectors, however, not quickly enough to offset the losses of these large clients. The Company’s efforts to penetrate and gain market share in these industries continues because the Company believes certain of its core competencies including quality customer service, short order lead times, and high volume quality manufacturing are a strategic fit for the requirements of this customer base.

With the recent strategic acquisition of American Hardwoods and the pending acquisition of Adorn, the Company believes that it continues to establish its platform for future growth and create shareholder value and is positioned to increase revenues in all of the markets that it serves. While market conditions are expected to remain depressed for the remainder of 2007, key focus areas include capturing market share, implementation of lean manufacturing in all manufacturing operations, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. In conjunction with its strategic plan, the Company has invested significantly in capital over the past three years to increase efficiencies and automation, add capacity and value added capabilities, and appropriately maintain its facilities and equipment. The pending acquisition of Adorn fits within the framework of this plan. The capital plan for 2007 includes expenditures up to $7.5 million, including $2.5 million in carryover expenditures from 2006 related to the addition of the new paint line equipment and facility in the Company’s Engineered Solutions segment.

In April 2006, the Company renewed its credit facility which includes a $15.0 million line of credit and other provisions with its financial institutions for another three-year period extending out to 2009. In conjunction with the pending Adorn acquisition, the Company is in the process of entering into a syndication agreement with several financial institutions to provide financing and working capital for the combined entities post closing, which is expected to occur during the second quarter of 2007.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Quarter Ended March 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	88.7	87.7
Gross profit	11.3	12.3
Warehouse and delivery	4.8	4.5
Selling, general & administrative	7.2	6.1
Operating income (loss)	(0.7)	1.7
Income taxes (credits)	(0.6)	0.6
Net income (loss)	(0.8)	0.8

RESULTS OF OPERATIONS

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Net Sales. Net sales decreased $11.2 million, or 12.5%, to $78.1 million in the quarter ended March 31, 2007 from $89.3 million in the quarter ended March 31, 2006. Included in these figures are sales of approximately $2.8 million related to the acquisition of American Hardwoods which occurred in January 2007. Exclusive of the American Hardwoods acquisition, net sales decreased $14.0 million, or 15%. The decrease in sales is primarily attributable to significant declines in shipments in both the Manufactured Housing and Recreational Vehicle industries, which comprise 64% of the Company’s first quarter 2007 sales. Shipments in the Manufactured Housing industry declined approximately 37% from quarter to quarter and shipments in the Recreational Vehicle industry declined approximately 16% from quarter to quarter. The Company expects the soft conditions in the Manufactured Housing and Recreational Vehicle markets to continue through at least the second quarter of 2007 as certain customers of the Company are closing and consolidating facilities, continuing to reduce inventory levels, and reducing costs. Additional declines are evident in certain markets in the industrial sector, specifically consumer electronics. Raw material pricing remained fairly consistent from period to period as prices in 2006 began to rise beginning in the first quarter and then tailed off towards the end of the year. The Company expects these market conditions to result in downward pricing pressure on raw materials as we go forward into 2007 as supply levels increase on the products that the Company sells, thus potentially negatively impacting sales levels in these future periods.

Gross Profit. Gross profit decreased $2.2 million, or 19.9%, to $8.8 million in the first quarter of 2007 from $11.0 million in the first quarter of 2006. As a percent of net sales, gross profit decreased 1.0% to 11.3% in the first quarter of 2007 from 12.3% in the first quarter of 2006. The decrease in dollars and the percentage of net sales is attributable to decreased sales, comparable fixed costs from period to period, excess group insurance charges of approximately $0.3 million, and faster than expected market declines in the first quarter of 2007. One of the Company’s business units in the Other Component Manufactured Products segment continues to experience operating inefficiencies as they relate to material, labor, and certain overhead expenses accounting for approximately $0.3 million in increased costs from period to period.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.2 million, or 6.3%, to $3.8 million in the first quarter of 2007 from $4.0 million in the first quarter of 2006. As a percentage of net sales, warehouse and delivery expenses increased 0.3% to 4.8% in the first quarter of 2007 from 4.5% in the first quarter of 2006. The decrease in dollars is due to decreased sales from period to period and the increase in percentage of net sales is due to fixed costs remaining constant from period to period. Continuing high fuel prices and freight surcharges could have a negative impact on the Company’s future operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $0.1 million, or 2.6%, to $5.5 million in the first quarter of 2007 from $5.4 million in the first quarter of 2006. As a percentage of net sales, selling, general, and administrative expenses increased 1.1% to 7.2% in 2007 from 6.1% in 2006. Included in selling, general, and administrative expenses are one-time severance and employee termination costs of approximately $0.4 million related to the resignation of the Company’s Vice President of Operations, all of which was charged to expense in the first quarter. The increase in selling, general, and administrative expenses is attributable to the increased severance and termination costs and comparable fixed costs, primarily salaries and wages from period to period. The Company expects operating costs to become better aligned with revenues as we head into the second quarter.

Operating Income. Operating income decreased $2.0 million to a loss of $0.5 million in the first quarter of 2007 from income of $1.5 million in the same period in 2006 due primarily to the decreased sales and gross profit contribution levels, comparable fixed operating costs from period to period, and the other incremental items described above totaling approximately $1.0 million from period to period.

Interest Expense, Net. Interest expense, net increased $0.2 million to $0.6 million in the first quarter of 2007, from $0.4 million in the first quarter of 2006. The increase in interest expense is due to additional borrowings on the line of credit of approximately $10 million from period to period, the assumption of $7.5 million in additional debt related to the American Hardwoods acquisition, and an increase in the variable rates on the industrial revenue bonds.

Net Income. Net income decreased $1.3 million to a loss of $0.6 million in the first quarter of 2007 from a profit of $0.7 million in the first quarter of 2006 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales decreased $8.2 million, or 17.4%, to $38.7 million in the first quarter of 2007 from $46.9 million in the first quarter of 2006. The decreased sales are primarily attributable to decreased shipment levels in the Manufactured Housing and Recreational Vehicle industries and declines in certain sectors of the industrial market specifically related to consumer electronics. Pricing had minimal impact from quarter to quarter as raw material product prices were constant.

Gross profit decreased $1.3 million, or 25.8%, to $3.5 million in the first quarter of 2007 from $4.8 million in the first quarter of 2006. As a percentage of net sales, gross profit decreased 1.1% to 9.1% in the first quarter of 2007 from 10.2% in the same period in 2006. The decrease in dollars and percent of net sales is attributable to decreased sales and comparable fixed costs from period to period.

Operating income decreased $0.9 million to $1.0 million in the first quarter of 2007 from $1.9 million in the first quarter of 2006 due to the decreased gross profit. Decreased freight costs partially offset comparable selling, general, and administrative expenses from period to period, which resulted in slightly lower operating expenses in this segment.

DISTRIBUTION SEGMENT DISCUSSION

Net sales decreased $5.6 million, or 18.8%, to $24.2 million in the first quarter of 2007 from $29.8 million in the first quarter of 2006. The first quarter of 2007 includes two months of additional sales of approximately $2.8 million related to the acquisition of American Hardwoods, Inc. in January 2007. Excluding these sales, net sales decreased $8.4 million, or 28%. The decreased sales are attributable to a 37% decrease in shipments in the Manufactured Housing industry, which is the primary sector this segment serves. Raw material product pricing had minimal impact as prices on major commodity products in this segment began to rise in the first quarter of 2006 and didn’t decline until approximately the fourth quarter of 2006, therefore resulting in comparable average prices from period to period.

Gross profit decreased $0.6 million, or 15.5%, to $3.1 million in the first quarter of 2007 from $3.7 million in the first quarter of 2006. As a percentage of net sales, gross profit increased 0.5% to 12.9% in the first quarter of 2007 from 12.4% in the first quarter of 2006. Incremental new product sales of approximately $2.0 million which generally carry higher margins and the addition of American Hardwoods helped to offset further profit declines as they relate to market conditions in this segment.

Operating income decreased $0.6 million to $0.7 million in the first quarter of 2007 from $1.3 million in the first quarter of 2006 due primarily to the factors described above and to comparable operating expenses from period to period.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales decreased $1.0 million, or 25.3%, to $3.1 million in the first quarter of 2007 from $4.1 million in the first quarter of 2006. The decrease in net sales is due to soft market conditions and the closing of the Company’s machine manufacturing division in the fourth quarter of 2006.

Gross profit declined by $0.6 million to $0.1 million in the first quarter of 2007 from $0.7 million in the first quarter of 2006. As a percentage of net sales, gross profit decreased 13.6% to 3.1% in 2007 from 16.7% in 2006. The decrease in gross profit is due to material issues including scrap and controllable costs, labor inefficiencies, and various manufacturing expenses specifically related to the Company’s cabinet door division resulting in incremental operating inefficiencies estimated at $0.3 million from period to period. The Company is considering strategic alternatives as they relate to this division and will accordingly record appropriate restructuring and other charges, if applicable, at such time the decision is made.

Operating income declined by $0.3 million to a loss of $0.2 million in the first quarter of 2007 from income of $0.1 million in the first quarter of 2006 due primarily to the inefficiencies at the cabinet door division described above.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales increased $2.8 million, or 23.2%, to $14.6 million in the first quarter of 2007 from $11.8 million in the first quarter of 2006. The increased sales are attributable to an increase of pounds sold of approximately 10% and increased aluminum prices of approximately 17% over the first quarter of 2006, certain of which were passed on to customers. The Company recently added a $4.5 million powder coat paint operation to this division which should be in production in the second quarter and should further increase the revenue base.

Gross profit decreased $0.1 million to $1.0 million in the first quarter of 2007 from $1.1 million in the first quarter of 2006. As a percentage of net sales, gross profit decreased 2.3% to 7.1% in 2007 from 9.4% in 2006. The decrease in gross profits is due to increased raw aluminum prices from period to period, some of which could not be passed on to customers and increased labor costs.

Operating income decreased $0.1 million to $0.5 million in 2007 from $0.6 million in 2006 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

In April 2007, the Company announced that it had entered into an agreement to purchase Adorn, LLC, a $240 million Elkhart, Indiana based manufacturer and supplier to the Manufactured Housing, Recreational Vehicle, and industrial markets for $75 million. The acquisition will be funded through both debt and equity financing, which will be structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The Company has entered into a commitment letter with J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. for a senior credit facility comprised of a revolving credit loan and a term loan. Additional financing for the acquisition will be provided by Tontine Capital Partners, L.P. and its affiliates (“Tontine”). Tontine, a significant shareholder of Patrick, has agreed to purchase 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share and to provide additional interim debt financing in the form of senior subordinated notes.

Following the closing of the Adorn acquisition, Patrick intends to raise up to approximately $20 million of additional equity capital by means of a rights offering of common stock to its shareholders. The rights to be distributed will permit Patrick shareholders as of the to-be-determined record date to purchase additional shares of Patrick common stock at the same $11.25 per share paid by Tontine in the private placement. Proceeds from the rights offering are expected to be applied to repayment of debt, including the senior subordinated notes. The foregoing description does not constitute an offer of any securities for sale. The distribution of rights and the issuance of common stock related thereto will be accomplished by means of a registration statement to be filed by the Company with the Securities and Exchange Commission. The Company will distribute the related prospectus following the effectiveness of the registration statement to all shareholders as of the rights offering record date.

In April 2007, in conjunction with the addition of the new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds. These bonds were purchased by JPMorgan Chase and are subject to the terms of a loan agreement with JPMorgan Chase. The bonds bear interest at a variable tax exempt bond rate with principal and interest payments due monthly over five years and covenants consistent with the Company’s revolving credit agreement. The loan agreement is subject to a five year amortization period with a balloon payment in April 2012.

As of March 31, 2007, the Company was in violation of one of its financial covenants related to its Credit Facility which was waived by its financial institution.

In January 2007, the Company secured a term note for $7.5 million in conjunction with the American Hardwoods Inc. acquisition. Interest on this note is at prime or the Eurodollar rate plus a percentage based on our cash flow. This note provides for a five year maturity in January 2011 and a ten year amortization schedule with monthly principal and interest payments due at the end of each month which began in February 2007.

In April 2006, the Company renewed its secured bank revolving credit agreement which provides loan availability of $15.0 million and maturity in the year 2009. Interest on this note is at prime or the Eurodollar rate plus a percentage based on the Company’s cash flow. The Company pays a commitment fee of between 0.25% and 0.375% of the unused portion of the revolving line based on the Company’s cash flow. The agreement is secured by all of the Company’s assets.

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

In conjunction with its strategic and capital plan, the Company expects to spend approximately $7.5 million in 2007 on capital expenditures which includes $2.5 million in carryover costs related to the paint line addition in the Engineered Solutions segment. The Company believes that cash generated from operations and borrowings under its current and pending new credit agreements will be sufficient to fund its working capital requirements, capital expenditures, and common stock purchase program as currently contemplated. The changes in inventory and accounts receivable balances, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the Management’s Discussion and Analysis and footnotes to our Annual Report on form 10-K for the year ended December 31, 2006.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other statements contained in the Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Item 1A of our Form 10-K for the year ended December 31, 2006. The Company undertakes no duty to update these forward looking statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on form 10-K for the year ended December 31, 2006.

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

PATRICK INDUSTRIES, INC.

(Company)

Date	May 15, 2007	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	May 15, 2007	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Chief Financial Officer)