Form 10-Q
period 2007-06-30
PATRICK INDUSTRIES INC
filed 2007-08-14
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No [ X ]

As of August 9, 2007, there were 5,984,427 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets
June 30, 2007 & December 31, 2006 (audited)	3

Unaudited Condensed Statements of Operations
Three Months Ended June 30, 2007 & 2006 Six Months Ended June 30, 2007 & 2006	4

Unaudited Condensed Statements of Cash Flows
Three Months Ended June 30, 2007 & 2006 Six Months Ended June 30, 2007 & 2006	5

Notes to Unaudited Condensed Financial Statements	6-13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	23

PART II: OTHER INFORMATION	23

ITEM 1A. RISK FACTORS	23

ITEM 6. EXHIBITS	26

Signatures	27

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See accompanying notes to Unaudited Condensed Financial Statements.

See accompanying notes to Unaudited Condensed Financial Statements

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.	General

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, and December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made in the 2006 consolidated financial statements to conform to the presentation used in 2007.

Summary of Accounting Policies

Inventories

The inventories on June 30, 2007 and December 31, 2006 consist of the following classes:

	June 30, 2007	December 31, 2006
Raw materials	$27,286	$28,067
Work in process	3,044	804
Finished goods	8,832	6,330
Total manufactured goods	39,162	35,201
Distribution products	9,322	8,098
Total inventories	$48,484	$43,299

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

Goodwill

Goodwill is not amortized. Instead, goodwill will be tested for impairment at least annually. A two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit. No impairment was recognized during the quarter or six months ended June 30, 2007.

Debt Issue Costs

The cost of obtaining financing is being amortized using the effective interest method over the terms of the respective obligations/securities.

2.	Acquisitions

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7.1 million. The Company believes that the acquisition of American Hardwoods will strengthen its platform in the industrial market sector, as well as provide diversification opportunities and add new products to its Distribution segment. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for American Hardwoods are included in the Company’s Distribution segment for the three and five month periods ended June 30, 2007.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 29, 2007:

Current assets	$4,273
Property, plant and equipment	3,445
Total assets acquired	7,718
Current liabilities	(322)
Excess fair value over consideration paid	(260)
Net assets acquired	$7,136

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn Holdings, Inc., (“Adorn”) an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $75,000 in cash, subject to an adjustment for working capital at closing. The Company believes the acquisition of Adorn will result in significant benefits to the Company, including increased market penetration into its core manufacturing sectors, improved operating efficiencies based on increased capacity utilization and the implementation of “best practices” amongst two of the industry’s leading suppliers, the addition of strong management team members, and other synergy opportunities including logistics, personnel, product base, and certain strategic purchasing opportunities. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the six week period ended June 30, 2007.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired:

The cash consideration exchanged for the capital stock of Adorn was funded through the issuance of Patrick Industries, Inc. common stock in a private placement to Tontine Capital Partners, LP and Tontine Overseas Master Fund, LP, collectively (“Tontine”) of $11,025, the issuance of senior subordinated debt to Tontine of approximately $13,975, term debt of $50,000 under the Company’s new $110 million credit facility, and borrowings under the Company’s revolving line of credit of $3,814. Tontine, a significant shareholder of the Company, increased its ownership percentage in Patrick Industries, Inc. from 26.6% to 38.3% as a result of this transaction.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed balance sheets based at their estimated fair values as of the date of the acquisition. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and deferred income tax matters. Revision to the fair values will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007 (in thousands):

As part of the purchase price allocation, the Company valued acquired inventory at fair value as of the date of the acquisition. The effect of this valuation adjustment was to increase the acquired inventory by $0.2 million. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of sales during the quarter ended June 30, 2007.

As of June 30, 2007, the Company had not completed its analysis of the income tax matters and elections related to the Adorn acquisition and, therefore, has not finalized deferred income taxes for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. Such amounts, if any, will result in an adjustment to goodwill as preliminarily recorded.

In connection with the Adorn acquisition and as part of the purchase price allocation, the Company recorded liabilities of approximately $1.7 million related to involuntary terminations and relocation of certain Adorn employees and related facility closure costs. As integration plans are finalized these liabilities may be increased or decreased with the offset recorded in goodwill.

The following unaudited pro forma information assumes the Adorn and American Hardwoods’ acquisitions occurred as of January 1st of each of the periods presented. The pro forma information contains the actual combined operating results of Adorn and Patrick with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented (in thousands, except per share data):

3.	Restructuring and Integration

During the six weeks ended June 30, 2007, the Company initiated restructuring actions relating to the integration of Adorn. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated Adorn and Patrick workforce reductions of approximately 300 employees, 6 of which have been completed as of June 30, 2007, facility closures, and various asset write-downs. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines.

The Company has recorded and accrued restructuring charges of approximately $1.1 million in its statements of operations at June 30, 2007 related to the closing and consolidation of Patrick facilities in conjunction with these consolidation plans. This plan includes estimated Patrick workforce reductions of approximately 150 people, of which 6 have been completed as of June 30, 2007, facility closures, various asset write-downs, and other costs.

The following table summarizes the expected, incurred and remaining costs for the 2007 restructuring plans (in thousands):

The majority of the remaining restructuring activities are expected to be completed during 2007; however, certain of the associated payments will extend beyond 2007. Additional restructuring expenses may be necessary as the integration progresses.

4.	Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 ("FIN 48”).  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits. There has been no significant change in the unrecognized tax benefits during the second quarter ending June 30, 2007.

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

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recognized compensation cost of $440 and $211 and related income tax benefits of $175 and $84 for its stock-based compensation plans in the statement of operations for the six months ended June 30, 2007, and 2006, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The board of directors approved the granting of approximately 60,000 shares on June 1, 2007. The compensation cost associated with this grant has been appropriately recognized in the consolidated financial statements at June 30, 2007.

As of June 30, 2007, there was approximately $1,093 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of three years.

6.	Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, were calculated using the average shares as follows:

As the Company reported a net loss for the quarter and six-month period ended June 30, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	Comprehensive Income

The changes in the components of comprehensive income (loss) for the three and six month periods ending June 30 are as follows:

As of June 30, 2007 and 2006, the accumulated other comprehensive income (loss), net of tax, relating to unrealized gains and losses on cash flow hedges and changes in accumulated pension benefit was $146 and ($130), respectively.

8.	New Accounting Standards

In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). While the Company is currently evaluating the provisions of EITF 06-11, the adoption is not expected to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins on or after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to early adopt the provisions of SFAS No. 157, “Fair Value Measurements”. The Company has not determined if it will make the optional election to adopt the provisions of SFAS No. 159, and is currently evaluating its impact.

9.	Resignation of an Officer

On March 13, 2007, the Company announced the resignation of its Executive Vice President of Operations. In conjunction with this resignation the Company entered into a separation agreement, including severance payments and retirement benefits.  The Company has recognized approximately $450 of severance and retirement benefits in its statement of operations for the six months ended June 30, 2007.  In addition, the Company has recorded accrued liabilities of approximately $400 relating to this obligation at June 30, 2007.

10.	Segment Information

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. The Company’s reportable segments are as follows:

Primary Manufactured Products - Utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

Distribution - Distributes pre-finished wall and ceiling panels, drywall finishing products, particleboard, hardboard and vinyl siding, roofing products, high pressure laminates, passage doors, various flooring products, building hardware, insulation, and other products.

Other Component Manufactured Products - Includes an adhesive division, two cabinet door divisions, a vinyl printing division, and a machine manufacturing division. The Company closed its machine manufacturing division in the fourth quarter of 2006.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication.

The table below presents unaudited information about the revenue, gross profit, operating income, and total assets of those segments: (dollars in thousands)

Reconciliation of segment operating income to consolidated operating income (dollars in thousands):

Reconciliation of segment assets to consolidated assets (dollars in thousands):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first and second quarters of 2007 for Patrick Industries (the “Company”) could be characterized as a time of transformation for the Company. In January, the Company completed the acquisition of American Hardwoods, an industrial distribution company located in Phoenix, Arizona, representing our first acquisition since 1998. In May, we completed the acquisition of Adorn Holdings, Inc, a manufacturer and supplier to the Manufactured Housing, Recreational Vehicle, and Industrial markets. Both acquisitions fit within the framework of the Company’s strategic plan as it relates to strong historical financial performance, solid management teams, positive profit analysis and projections, and competitive pricing multiples, among others.

The recently completed Adorn acquisition presents numerous synergistic opportunities, including facility rationalization, headcount reduction, increased capacity utilization, increased purchasing leverage and presence, and the combination of two strong management teams working together to facilitate “best practices” among industry leaders. From a demographic and logistics perspective, Adorn in its original form, operated out of 10 business units located in 8 different states. The Patrick platform was comprised of 27 different business units (including distribution) located in 12 different states. Together, the combined company facilities overlap in 6 of the 8 states in which Adorn is located. The combined management teams are diligently working to capitalize on the synergy opportunities, with completion of a majority of the initiatives by the fourth quarter of 2007, and the final completion of the integration by the second quarter of 2008. To date, the Company has closed and consolidated two Adorn operations into Patrick facilities, closed operations at the Company’s unprofitable hardwood cabinet door division in Oregon and transferred that business to Adorn’s state-of-the-art cabinet door operation in Elkhart, Indiana, reduced overall headcount by approximately 145 people, and reallocated business between locations to improve efficiencies. The Company was further able to capitalize in the second quarter on combined purchasing initiatives to facilitate certain vendor programs, resulting in increased cash flow and the paydown of approximately $9.4 million in senior term debt.

The $75 million acquisition price was funded through both debt and equity financing. The debt financing was provided in the form of a $110 million credit facility comprised of a $75 million term loan and a $35 million revolver. The credit facility was provided by an eight bank syndication led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A. The facility is structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. Additional financing for the acquisition was provided by Tontine Capital Partners, L.P. and its affiliates (“Tontine”). Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25, or $11 million in the aggregate. Tontine also provided interim debt financing in the form of senior subordinated notes totaling approximately $14 million. The Company intends to conduct a Rights Offering at $11.25 per share to its common shareholders in the third quarter, the proceeds of which will be used primarily to pay off the senior subordinated notes.

The Adorn opening balance sheet added approximately $32.3 million in current assets, $12.5 million in net property and equipment, $29.8 million in goodwill, and approximately $39.5 million in identifiable intangible assets. On the liability side, the Company recorded approximately $18.5 million in current liabilities and $16.8 million in deferred income taxes. Net working capital at June 30, 2007 increased by approximately $13.8 million as a result of the acquisition. For the six week period ended June 30, 2007, the incremental Adorn sales added approximately $27.8 million to the combined companies’ revenue base and approximately $1.0 million to the Company’s operating income.

The Company’s operations for the first and second quarters of 2007 were negatively affected by unfavorable market conditions and overall softness in the major markets that the Company serves. The manufactured housing and recreational vehicle industries, which represent approximately 67% of the Company’s sales through the second quarter, experienced their thirteenth and eleventh months of consecutive declines in unit shipments, respectively. The Industrial market was negatively impacted by a decline in the residential housing market. While the Company is still in the process of executing the synergistic facility rationalization initiatives to improve operating efficiencies in its plants through increased capacity utilization, these soft market conditions are expected to continue to have a negative impact on operations.

Sales for the second quarter ended June 30, 2007 increased approximately $18.4 million, or 19.5%, compared to the prior year. The second quarter revenues include approximately $27.8 million from the Adorn operations. Operating income decreased approximately $3.1 million to a loss of $0.6 million in the quarter. Included in the operating results in the second quarter of 2007 are restructuring charges of approximately $1.1 million related to the closing and consolidation of various Patrick facilities as a result of the Adorn acquisition, charges of approximately $0.8 million related to vesting of certain employee benefit obligations, and charges of approximately $0.4 million related to certain litigation settlement costs. Additionally, the quarterly results include operating losses in the company’s Patrick hardwood cabinet door division of approximately $0.3 million, which was recently closed and consolidated into Adorn’s profitable facility. The Company reported a net loss of $1.3 million for the second quarter of 2007, or $0.24 per share. This compares with net income of $1.3 million, or $0.27 per share, for the second quarter of 2006.

Year to date sales increased approximately $7.3 million, or 4.0%, including the incremental $27.8 million of Adorn sales post-closing of the transaction. Operating income through June 2007 declined to a loss of approximately $1.1 million from income of $4.1 million in the same period in 2006. Year to date operating losses are inclusive of the restructuring and other charges noted above. Year to date net losses through June 2007 were $1.9 million, or $0.38 per share. This compares to income of $2.0 million, or $0.41 per share in 2006.

Inventory levels increased approximately $5.1 million and trade receivables increased approximately $17.8 million over the December 2006 levels due primarily normal cyclical operating cycles and to the acquisition of Adorn and American Hardwoods in the first six months of 2007. These two acquisitions contributed an incremental $16.0 million to inventory and approximately $12.0 million to receivable balances at June 30, 2007. The Company entered into a vendor managed inventory agreement with one of its suppliers in the second quarter resulting in approximately $9.4 million of operating cash flow and reduction of overall inventory balance as it relates to a certain commodity. Raw material product prices continue to face pricing pressures as a result of the soft industry conditions and excess capacity. The majority of price increases over the past 18 months began in the first quarter of 2006 and on average continued through the third quarter of 2006. Economic conditions in the primary industries then began to soften resulting in downward pricing pressure beginning in the fourth quarter of 2006 and continuing through the second quarter of 2007. Corporate incentive agreements with its suppliers remained constant for the quarter even though net sales were lower. The Company expects overall corporate incentive agreements for the year to begin to trend downward consistent with the current and anticipated market conditions. The Company expects the soft market conditions and excess of supply to result in pricing erosion to continue in the third quarter and carry though the balance of the 2007 year in its major commodity product categories.

The manufactured housing industry, which represents 37% of the Company’s sales for the six-month period ending June 30, 2007, experienced shipment decreases of approximately 28% from the same period in 2006. Shipment levels in this industry, exclusive of FEMA units, continue to operate at more than 40 year lows and are projected to be between approximately 95,000 and 105,000 units for the 2007 year, which represents a decline of between 11% and 19% from the 2006 levels. While this industry is still plagued by financing concerns, including lack of funding sources, the Company remains optimistic that permanent rebuilding in the New Orleans and gulf coast area, rising interest rates, mild inflation, and improved job growth may favorably impact this industry going forward. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for the Company’s manufactured custom panels continues to shift to the Company’s distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The recreational vehicle industry, which represents approximately 30% of the Company’s sales for the six-month period ending June 30, 2007, began to show signs of softening in the third quarter of 2006 continuing through the first half of 2007 with shipments down approximately 13% year over year. While conditions have deteriorated slightly, expectations for this industry remain optimistic as demographics point to steady shipment levels for the remainder of the year.

The Company’s diversification efforts into the industrial and other markets, which represent approximately 33%, and 26% of the Company’s sales for the six months ending June 30, 2007 and 2006, respectively, resulted in additional market penetration. The Company continues to experience customer attrition in this market sector of as a result of continued offshore penetration, a declining residential housing market and consumer electronics market as it relates to the Company’s products, and other conditions beyond the Company’s control. New sources of demand are developing in the industrial sectors, however, not quickly enough to offset the losses of these large clients. The Company’s efforts to penetrate and gain market share in these industries continues because the Company believes certain of its core competencies, including quality customer service, short order lead times, and high volume quality manufacturing, are a strategic fit for the requirements of this customer base.

With the recent strategic acquisitions of American Hardwoods and Adorn, the Company believes that it continues to establish its platform for future growth and create shareholder value, and is positioned to increase revenues in all of the markets that it serves. While market conditions are expected to remain depressed for the remainder of 2007, key focus areas include capturing market share, implementation of lean manufacturing in all manufacturing operations, maintaining a lean organizational structure, controlling costs, and growing all areas of the business. In conjunction with its strategic plan, the Company has invested significantly in capital over the past three years to increase efficiencies and automation, add capacity and value added capabilities, and appropriately maintain its facilities and equipment. The capital plan for 2007 includes expenditures up to $6 million, including $2.5 million in carryover expenditures from 2006 related to the addition of the new paint line equipment and facility in the Company’s Engineered Solutions segment.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

RESULTS OF OPERATIONS

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Net Sales. Net sales increased $18.4 million, or 19.5%, to $113.1 million in the second quarter of 2007 from $94.7 million in the second quarter of 2006 primarily as a result of the Adorn acquisition in May 2007. The 2007 second quarter includes approximately six weeks of activity from Adorn, or approximately $27.8 million, and the incremental sales from American Hardwoods, which was acquired in January 2007, of approximately $3.7 million. Exclusive of the incremental sales volume from these two acquisitions, net sales decreased primarily due to continued weakness in all three of the primary markets the Company serves. The manufactured housing industry, which comprises approximately 37% of the Company’s revenue base, experienced shipment declines for thirteen consecutive months through June 2007 and a quarter over quarter decline of approximately 18%. Shipments in the recreational vehicle industry, which represents approximately 30% of the Company’s consolidated revenue base, decreased by more than 10% when compared to the same three month period in 2006. The industrial market, which represents 33% of the Company’s revenue base, began feeling the impact of the slowing housing activity from prior quarters as approximately 85% of our industrial business segments are linked to housing. As a result we began to see deterioration in demand from our largest markets which include kitchen cabinets and furniture.

Restructuring charges. During the six-week period ended June 30, 2007, the Company initiated restructuring actions relating to the closing and consolidation of Patrick operating units associated with the continued integration of the Adorn acquisition. The Company’s plan to close and consolidate several business units includes the closure of duplicate facilities, elimination of redundant jobs, consolidation of product lines, and improved capacity utilization. The restructuring plan at June 30, 2007 includes estimated Patrick workforce reductions of approximately 150 employees, approximately 6 of which had been completed as of June 30, 2007, facility closures, and various asset write-downs. Asset write-downs include inventory, tooling, machinery and equipment due to duplication, and shut down of certain product lines. Total restructuring charges related to this plan are expected to be approximately $1.1 million. Of these restructuring charges, $0.9 million were included in a separate line item in cost of sales, while selling and administrative restructuring charges of approximately $0.2 million were reported in a separate line item in operating expenses on the statement of operations. The majority of the restructuring activities are expected to be completed during 2007, with the balance to be completed by the second quarter of 2008. Additional restructuring charges may be necessary as the integration progresses.

Gross Profit. Gross profit increased $0.3 million, or 2.4%, to $12.0 million in the second quarter of 2007 from $11.7 million in the second quarter of 2006. The increase is attributable to the approximate $3.7 million in incremental contribution from the Adorn and American Hardwoods acquisitions. Gross profit increases were offset by the effect of approximately $0.9 million in Patrick restructuring charges related to the Adorn acquisition and the closing and consolidation of several operating units and related severance and benefit packages for workforce reduction as a result of these initiatives. Additionally, gross profit was negatively affected by the purchase accounting adjustment of approximately $0.2 million related to the write-up of inventory to fair market value at the closing date. Exclusive of the incremental Adorn contribution and the restructuring charges gross profit decreased primarily as a result of decreased sales volume from period to period.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.3 million, or 32.7%, to $5.2 million in the second quarter of 2007 from $3.9 million in the second quarter of 2006. As a percent of net sales, warehouse and delivery expenses increased approximately 0.5% to 4.6% in 2007 from 4.1% in 2006. The increase in dollars is primarily attributable to the increased expense from the Adorn acquisition which impacted percent of net sales by approximately 0.7%.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $2.1 million, or 40.3%, to $7.4 million in the second quarter of 2007 from $5.3 million in the second quarter of 2006. As a percent of net sales, selling, general, and administrative expenses increased 0.9%, to 6.5% in 2007 from 5.6% in 2006. Selling, general, and administrative expenses include charges in the second quarter of 2007 of approximately $0.8 million related to certain vesting of employee retirement obligations in conjunction with the Adorn transaction and related financing activities, and approximately $0.2 million in restructuring charges for severance packages and other contractual closing costs to be incurred in conjunction with various consolidation activities related to the acquisition integration plans. Additionally, the incremental expenses from Adorn and American Hardwoods added approximately $1.5 million to expense in the second quarter of 2007.

Operating Income. Operating income decreased by $3.1 million to a loss of $0.6 million in the second quarter of 2007 from income of $2.5 million in the second quarter of 2006. The decrease is primarily attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased $1.2 million to $1.5 million in the second quarter of 2007 from $0.3 million in the same period in 2006. The increase is due to increased debt levels attributable to the recently completed credit agreement in conjunction with the acquisition of Adorn and American Hardwoods. The Company entered into an agreement led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A., in an eight bank syndication, for a credit facility totaling $110 million. The facility includes a $75 million term loan and a $35 million revolving line of credit. The Company’s debt service increased from period to period as total debt levels increased approximately $60.5 million from December 2006, and $66.7 million from the second quarter of 2006.

Net income (loss). Net income decreased $2.6 million to a loss of $1.3 million in the second quarter of 2007 from income of $1.3 million in the same period in 2006 due primarily to the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales. Net sales increased $7.3 million, or 4.0%, to $191.3 million in the six months ended June 30, 2007 from $184.0 million in the same period in 2006. The acquisitions of Adorn and American Hardwoods contributed approximately $34.3 million to net sales for the six months ended June 30, 2007. Exclusive of the sales volume contributions from acquisitions, net sales decreased as a result of continued weakness in the primary markets the Company serves. The manufactured housing industry, which represents approximately 37% of the Company’s sales, experienced shipment declines through June 2007 of approximately 28% compared to 2006. The recreational vehicle industry, which represents approximately 30% of the Company’s sales volume, experienced shipment declines of approximately 13%, and the industrial and other markets continue to experience weakness following the slowing housing markets. Approximately 85% of the Company’s sales are to business segments linked to housing. The Company estimates approximately $30.0 million in volume declines related to major product sales is a result of the weakness in the industries the Company serves.

Restructuring charges. During the six week period ended June 30, 2007, the Company initiated restructuring actions relating to the closing and consolidation of Patrick operating units associated with the continued integration of the Adorn acquisition. The Company’s plan to close and consolidate several business units includes the closure of duplicate facilities, elimination of redundant jobs, consolidation of product lines, and improved capacity utilization. The restructuring plan at June 30, 2007 includes estimated Patrick workforce reductions of approximately 150 employees, approximately 6 of which had been completed as of June 30, 2007, facility closures, and various asset write-downs. Asset write-downs include inventory, tooling, machinery and equipment due to duplication and shut down of certain product lines. Total restructuring charges related to this plan are expected to be approximately $1.1 million. Of these restructuring charges, $0.9 million were included in a separate line item in cost of sales, while selling and administrative restructuring charges of approximately $0.2 million were recorded in a separate line item in operating expenses on the statement of operations. The majority of the restructuring activities are expected to be completed during 2007, with all efforts completed by the second quarter of 2008. Additional restructuring charges may be necessary as the integration progresses.

Gross Profit. Gross profit decreased $1.9 million, or 8.4%, to $20.8 million in 2007 from $22.7 million in 2006. Included in gross profit is approximately $4.1 million in incremental contribution from the Adorn and American Hardwoods acquisitions. Also included in gross profit is approximately $0.2 million of charges related to the purchase accounting adjustments for the write-up of inventory at the closing date to fair market value, $0.3 million in charges related to the settlement of certain litigation expenses, and $0.9 million in restructuring charges related to the Adorn acquisition and the closing and consolidation of several operating units and related severance and benefit packages for workforce reduction as a result of these initiatives. Exclusive of the incremental Adorn contribution and the restructuring charges gross profit decreased primarily as a result of decreased sales volume from period to period.

Warehouse and delivery expenses. Warehouse and delivery expenses increased $1.0 million, or 12.9%, to $8.9 million in 2007 from $7.9 million in 2006. As a percent of net sales, warehouse and delivery expenses increased 0.4% to 4.7% in 2007 from 4.3% in 2006. The increase is attributable to increased expenses from the Adorn acquisition which impacted warehouse and delivery expenses by 0.5%.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased by $2.3 million, or 21.2%, to $13.0 million in the six-month period ending June 30, 2007 from $10.7 million in the same period in 2006. As a percent of net sales, selling, general, and administrative expenses increased 0.9% to 6.7% in 2007 from 5.8% in 2006. Selling, general, and administrative expenses include charges through June 2007 of approximately $1.1 million related to certain vesting of employee retirement obligations in conjunction with the Adorn transaction and related financing activities, and approximately $0.2 million in restructuring and other charges for severance packages and other contractual closing costs incurred and to be incurred in conjunction with various consolidation activities related to the acquisition integration plans.

Additionally, the incremental expenses from Adorn and American Hardwoods added approximately $1.7 million to expense in the second quarter of 2007.

Operating Income. Operating losses were $1.1 million in the six-month period ending June 30, 2007, This compares to income of $4.0 million in the same period in 2006. The decrease is primarily attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased $1.4 million to $2.1 million in the six months ended June 30, 2007 from $0.7 million in the same period in 2006. The increase is due to increased debt levels attributable to the recently completed credit agreement in conjunction with the acquisition of Adorn and American Hardwoods. The Company entered into an agreement led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A. in an eight bank syndication for a credit facility totaling $110 million. The facility includes a $75 million term loan and a $35 million revolving line of credit. The Company’s debt service increased from period to period as debt levels increased approximately $60.5 million from December 2006, and $66.7 million from the second quarter of 2006.

Net income (loss). Net income decreased $3.9 million to a loss of $1.9 million in the six months ended June 30, 2007 from income of $2.0 million in the same period in 2006 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $14.2 million, or 29.6%, to $62.3 million in the second quarter of 2007 from $48.1 million in the second quarter of 2006. The acquisition of Adorn, which primarily included manufacturing operations in this segment, contributed approximately $22.3 million to second quarter 2007 sales. Exclusive of the Adorn contribution, net sales decreased due to continued softness in the primary market sectors this segment serves. The manufactured housing industry experienced declines of 18% for the quarter, the recreational vehicle industry experienced shipment declines of approximately 10%, and the Industrial sector experienced softness as a result of a slowing housing market. The Company estimates that unit volume declines accounted for approximately $6.0 million of sales in the major products the Company supplies in this segment.

Gross profit. Gross profit increased $0.9 million, or 16.8%, to $6.3 million in the second quarter of 2007 from $5.4 million in the same period in 2006. As a percent of net sales, gross profit decreased 1.1% to 10.1% in 2007 from 11.2% in 2006. Gross profit increased as a result of approximately $2.0 million in increased contribution from the Adorn acquisition. Decreased sales volumes in primary products in this segment were partially offset by increased average margins on these products from period to period.

Operating income. Operating income decreased $0.5 million, or 16.2%, to $2.2 million in the second quarter of 2007 from $2.7 million in the second quarter of 2006. As a percent of net sales, operating income decreased 1.9% to 3.6% in 2007 from 5.5% in 2006. The Adorn acquisition contributed approximately $0.9 million to operating income in the second quarter of 2007. The decrease in operating income is a result of decreased sales volume.

DISTRIBUTION SEGMENT DISCUSSION

Net sales. Net sales decreased $2.5 million, or 7.7%, to $29.5 million in the second quarter of 2007 from $32.0 million in the second quarter of 2006. Included in net sales is approximately $3.7 million in increased revenues from the American Hardwoods acquisition in January 2007. The decreased sales volume is due to shipment declines of approximately 10% in the Manufactured Housing industry, which is the primary market sector this segment serves. Unit sales volumes declined approximately 21% on the major commodity product in this segment from quarter to quarter and estimated pricing declines on certain commodity products were approximately 12% from quarter to quarter.

Gross profit. Gross profit decreased $0.2 million, or 4.7%, to $3.8 million in the second quarter of 2007 from $4.0 million in the same period in 2006. As a percentage of net sales, gross profit increased approximately 0.4% to 12.9% in 2007 from 12.5% in 2006. The decrease in dollars is attributable to reduced sales volumes and the increase in gross profit as a percent of net sales is due to price increases on certain commodity products in this segment, increased contribution from new products sales from period to period, and margin maintenance from period to period.

Operating income. Operating income decreased $0.5 million, or 26.2%, to $1.2 million in 2007 from $1.7 million in 2006. The decrease in operating income is attributable to the decrease in sales volume from period to period while fixed costs remained constant.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $3.5 million, or 74.1%, to $8.3 million in the second quarter of 2007 from $4.8 million in the second quarter of 2006. The Adorn acquisition contributed approximately $7.1 million in incremental sales to this segment in the second quarter of 2007. Exclusive of the Adorn acquisition, net sales decreased primarily as a result of weakness in both the manufactured housing and recreational vehicles in the second quarter of 2007. In the second quarter of 2007 in conjunction with the acquisition of Adorn and its cabinet door facility in Elkhart, Indiana, the Company finalized plans to close and consolidate its Patrick hardwood cabinet door operation in Oregon into this division. The Company expects to lose approximately $4.0 million in annualized sales volume as a result of this consolidation due primarily to logistics and contribution levels.

Gross profit. Gross profit increased $0.7 million, or 148.2%, to $1.2 million in the second quarter of 2007 from $0.5 million in the second quarter of 2006. As a percent of net sales, gross profit increased 4.2% to 14.2% in 2007 from 10.0% in 2006. The increased gross profit is a result of the incremental volume and profitability from the Adorn acquisition and its state of the art cabinet door facility and vinyl printing facility in the second quarter of 2007.

Operating income. Operating income increased $0.5 million to $0.6 million in the second quarter of 2007 from $0.1 million in the same period in 2006. As a percent of net sales, operating income increased 5.6% to 7.6% in 2007 from 2.0% in 2006. The increase in operating income is attributable to the additional contribution related to the six weeks of activity from the Adorn operating units. The Company’s hardwood cabinet door division incurred operating losses of approximately $0.3 million in the second quarter of 2007. A decision was made to close this unprofitable division in the second quarter of 2007 and consolidate a portion of its business into Adorn’s profitable state-of-the-art cabinet door facility in Elkhart, Indiana.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales. Net sales increased $2.4 million, or 17.9%, to $15.6 million in the second quarter of 2007 from $13.2 million in the same period of 2006. The increased sales volume is attributable to increased unit sales in this segment of approximately 16%, and increased raw aluminum prices of approximately 3% from the second quarter of 2006 to the second quarter of 2007.

Gross profit. Gross profit decreased approximately $0.3 million, or 24.5%, to $0.9 million in the second quarter of 2007 from $1.2 million in the second quarter of 2006. As a percent of net sales, gross profit decreased 3.2% to 5.7% in 2007 from 8.9% in 2006. The decrease in gross profit from period to period is due to several factors including pricing pressures from customers due to soft industrial, housing, and recreational vehicle market conditions, increased fuel costs, and increased costs associated with the start-up of the Company’s new $4.5 million powder coat paint facility. The Company expects soft market conditions in the aluminum extrusion market for the remainder of 2007.

Operating income. Operating income decreased $0.3 million to $0.3 million in the second quarter of 2007 from $0.6 million in the same period in 2006 due to the factors described above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $6.0 million, or 6.4%, to $101.0 million in the six month period ending June 30, 2007 from $95.0 million in the same period in 2006. The acquisition of Adorn, which primarily included manufacturing operations in this segment, contributed approximately $22.3 million to 2007 year to date sales. Exclusive of the Adorn contribution, net sales decreased due to continued softness in the primary market sectors this segment serves. The manufactured housing industry experienced declines of 28% through June 2007, the recreational vehicle industry experienced shipment declines of approximately 13%, and the industrial sector experienced softness as a result of a slowing housing market. The Company estimates that unit volume declines accounted for approximately $16 million of sales in the major products the Company supplies in this segment.

Gross profit. Gross profit decreased $0.4 million, or 3.2%, to $9.8 million in 2007 from $10.2 million in the same period in 2006. As a percent of net sales, gross profit decreased 0.9% to 9.8% in 2007 from 10.7% in 2006. Gross profit increased as a result of approximately $2.0 million in increased contribution from the Adorn acquisition. Decreased sales volumes in primary products in this segment were partially offset by increased average margins on these products from period to period.

Operating income. Operating income decreased $1.4 million, or 30.2%, to $3.2 million in 2007 from $4.6 million in 2006. As a percent of net sales, operating income decreased 1.6% to 3.2% in 2007 from 4.8% in 2006. The Adorn acquisition contributed approximately $0.9 million to operating income in the second quarter of 2007. The decrease in operating income is a result of decreased sales volume exclusive of the Adorn acquisition.

DISTRIBUTION SEGMENT DISCUSSION

Net sales. Net sales decreased $8.1 million, or 13.1%, to $53.7 million in the six-month period ending June 30, 2007 from $61.8 million in the same period in 2006. The decreased sales volume is due to shipment declines of approximately 28% in the manufactured housing industry, which is the primary market sector this segment serves. Unit sales volumes declined approximately 29%, and pricing declined approximately 5% on certain commodity products in this segment from period to period.

Gross profit. Gross profit decreased $0.8 million, or 9.9%, to $6.9 million in 2007 from $7.7 million in the same period in 2006. As a percentage of net sales, gross profit increased approximately 0.4% to 12.9% in 2007 from 12.5% in 2006. The decrease in dollars is attributable to reduced sales volumes and the increase in gross profit as a percent of net sales is due to price increases on certain other commodity products in this segment, margin maintenance, and additional contribution from approximately $3.0 million in new product sales from period to period.

Operating income. Operating income decreased $1.0 million, or 35.2%, to $1.9 million in 2007 from $2.9 million in 2006. The decrease in operating income is attributable to the decrease in sales volume from period to period while fixed costs remained constant.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $2.5 million, or 28.0%, to $11.4 million in the six-month period ended June 30, 2007 from $8.9 million in the same period in 2006. The Adorn acquisition contributed approximately $7.1 million in incremental sales to this segment in the second quarter of 2007. Exclusive of the Adorn acquisition, net sales decreased primarily as a result of weakness in both the manufactured housing and recreational vehicle industries in the second quarter of 2007. In the second quarter of 2007 in conjunction with the acquisition of Adorn and its cabinet door facility in Elkhart, Indiana, the Company finalized plans to close and consolidate its Patrick hardwood cabinet door operation in Oregon into this division. The Company expects to lose approximately $4.0 million in annualized sales volume as a result of this consolidation due primarily to logistics and contribution levels.

Gross profit. Gross profit increased $0.1 million, or 9.7%, to $1.3 million in 2007 from $1.2 million in 2006. As a percent of net sales, gross profit decreased 1.9% to 11.2% in 2007 from 13.1% in 2006. The increased gross profit dollars are due to the incremental volume and profitability from the Adorn acquisition and its state of the art cabined door facility and vinyl printing facility in the second quarter of 2007, while the decrease in percentage of net sales is attributable to increased operating losses in the Company’s hardwood cabinet door division in 2007.

Operating income. Operating income increased $0.2 million to $0.4 million in 2007 from $0.2 million in the same period in 2006. As a percent of net sales, operating income increased 1.3% to 3.3% in 2007 from 2.0% in 2006. The increase in operating income is attributable to the additional contribution related to the six weeks of activity from the Adorn operating units. The Company’s Patrick hardwood cabinet door division incurred operating losses of approximately $0.6 million through June 2007. A decision was made to close this unprofitable division in the second quarter of 2007 and consolidate a portion of its business into Adorn’s profitable state-of-the-art cabinet door facility in Elkhart, Indiana.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales. Net sales increased $5.1 million, or 20.4%, to $30.2 million 2007 from $25.1 million in the same period in 2006. The increased sales volume is attributable to increased unit sales in this segment of approximately 13%, and increased raw aluminum prices of approximately 10% from period to period.

Gross profit. Gross profit decreased approximately $0.4 million, or 15.8%, to $1.9 million in 2007 from $2.3 million in 2006. As a percent of net sales, gross profit decreased 2.7% to 6.4% in 2007 from 9.1% in 2006. The decrease in gross profit from period to period is due to several factors including pricing pressures from customers due to soft industrial, housing, and recreational vehicle market conditions, increased fuel costs, and increased costs associated with the start-up of the Company’s new $4.5 million powder coat paint facility. The Company expects soft market conditions in the aluminum extrusion market for the remainder of 2007.

Operating income. Operating income decreased $0.4 million to $0.8 million in 2007 from $1.2 million in the same period in 2006 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

Prior to May 18, 2007, the Company maintained a secured bank revolving credit agreement which provided loan availability of $15.0 million and maturity in the year 2009. Interest on this note was at prime or the Eurodollar rate plus a percentage based on the Company’s cash flow. The Company paid a commitment fee of between 0.25% and 0.375% of the unused portion of the revolving line based on the Company’s cash flow. The agreement was secured by all of the Company’s assets.

In January 2007, the Company secured a term note for $7.5 million in conjunction with the American Hardwoods Inc. acquisition. Interest on this note was at prime or the Eurodollar rate plus a percentage based on our cash flow. This note provided for a five year maturity in January 2012 and a ten-year amortization schedule with monthly principal and interest payments due at the end of each month which began in February 2007.

In April 2007, in conjunction with the addition of the new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds. These bonds were purchased by JPMorgan Chase and are subject to the terms of a loan agreement with JPMorgan Chase. The bonds bear interest at a variable tax-exempt bond rate with principal and interest payments due monthly over five years and covenants consistent with the Company’s revolving credit agreement. The loan agreement is subject to a five year amortization period with a balloon payment in April 2012.

In May 2007, the Company completed the acquisition of Adorn, LLC. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility comprised of revolving credit availability of $35 million and a term loan of $75 million. The credit facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new credit facility and is therefore part of the consolidated debt package. The credit facility bears interest at either prime or the Eurodollar rate plus the Company’s credit spread which is based on cash flow leverage. The term-debt and revolving credit loans may be repaid at any time without penalty. Interest payments are due monthly with quarterly principal payments beginning in September 2007. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.2 million in financing costs as part of this transaction. Pursuant to the Credit Agreement, the Company is required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which are effective beginning in the third quarter of 2007. Obligations under the credit facility are secured by essentially all of the tangible and intangible assets of the Company.

In June 2007, the Company entered into an agreement with one of its suppliers to sell a portion of its inventory back in return for a vendor managed inventory program. In conjunction with this agreement, the Company received approximately $9.4 million in proceeds which were used to pay down its term loan.

Additional financing for the Adorn acquisition was provided by Tontine Capital Partners, L.P. and its affiliates (“Tontine”). Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11 million, less related costs. Tontine also provided additional interim debt financing of approximately $14 million in the form of senior subordinated notes which bear interest at 9.50%. Interest on these notes increases to 13.50% on May 19, 2008.

The Company intends to raise up to approximately $15.0 million of additional equity capital by means of a rights offering of common stock to its shareholders. The rights to be distributed will permit Patrick shareholders as of the to-be-determined record date to purchase additional shares of Patrick common stock at the same $11.25 per share paid by Tontine in the private placement. Proceeds from the rights offering are expected to be applied to repayment of senior subordinated notes. The foregoing description does not constitute an offer of any securities for sale. The distribution of rights and the issuance of common stock related thereto will be accomplished by means of a registration statement to be filed by the Company with the Securities and Exchange Commission. The Company will distribute the related prospectus following the effectiveness of the registration statement to all shareholders as of the rights offering record date.

In conjunction with its strategic and capital plan, the Company expects to spend approximately $6.0 million in 2007 on capital expenditures which includes $2.5 million in carryover costs related to the paint line addition in the Engineered Solutions segment. The Company believes that cash generated from operations and borrowings under its current credit agreement will be sufficient to fund its working capital requirements and capital expenditure programs as currently contemplated. The changes in inventory and accounts receivable balances, other than those described above, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

We believe that our cash balance, availability under our revolving line–of-credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the Management’s Discussion and Analysis and footnotes to our Report on Form 10Q for the period ended June 30, 2007 and our Annual Report on form 10-K for the year ended December 31, 2006.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Items 1A of our Form 10Q for the period ended June 30, 2007 and Form 10-K for the year ended December 31, 2006. The Company undertakes no duty to update these forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2005 and July 2007, the Company entered into an interest rate swap agreement. This swap agreement effectively converts a portion of the Company’s variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Our ability to integrate acquired businesses may adversely affect operations.

As part of our business and strategic plan, we continue to look for strategic acquisitions to provide accretive shareholder value. In 2007, we acquired American Hardwoods, Inc. and Adorn Holdings, Inc. These acquisitions require the effective integration of an existing business and its administrative, financial, sales and marketing, and manufacturing and other functions to maximize synergies. These acquisitions involve a number of risks that may affect our financial performance including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, and possible corporate culture conflicts. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of these acquisitions.

Increased levels of indebtedness may harm our financial condition and results of operations.

Our increased indebtedness as a result of the Adorn acquisition as well as our greater need for working capital may harm our financial condition and negatively impact our results of operations. The increase in our level of indebtedness could have consequences on our future operations, including (i) making it more difficult for us to meet our payments on other outstanding debt; (ii) resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; (iii) reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; (iv) limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate; and (v) placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged. If the $13,975,000 in principal of 9.5% Senior Subordinated Promissory Notes is not prepaid by May 18, 2008, the interest rate increases to 13.5%.

Increased levels of inventory may adversely affect our profitability.

Our customers generally do not maintain long-term supply contracts and, therefore, we must bear the risk of advance estimation of customer orders. We maintain a substantial inventory to support these customers’ needs. Changes in demand, market conditions or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.

A variety of factors could influence fluctuations in the market price for our common stock.

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate. Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the gain or loss of significant customers;
•	additions or departure of key personnel;
•	events affecting other companies that the market deems comparable to us;
•	general conditions in industries in which we operate;
•	general conditions in the United States and abroad;
•	the presence or absence of short selling of our common stock;
•	future sales of our common stock or debt securities; and
•	announcements by us or our competitors of technological improvements or new products.

Fluctuations in the stock market may have an adverse effect upon the price of our common stock.

The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of the common stock.

Ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

As of June 30, 2007, we had 5,984,427 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of shares of common stock, including the common stock offered pursuant to this prospectus and any applicable prospectus supplement, the common stock issuable upon the exercise of options, or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time.

Tontine Capital owns 2,293,089 shares of common stock or 38.3% of the total number of shares outstanding. In addition, based on filings made with the SEC, we are aware of 4 other institutions that each hold in excess of 5% of our outstanding common stock. We are not able to predict whether or when Tontine Capital or the other institutions will sell substantial amounts of our common stock. Sales of our common stock by these institutions could adversely affect prevailing market prices for our common stock.

We could be influenced by Tontine Capital, whose interests may not be aligned with the interests of our other shareholders.

As of August 10, 2007, Tontine Capital held approximately 38.3% of our outstanding common stock. In addition, pursuant to the Securities Purchase Agreement dated April 10, 2007, Tontine currently has the right to appoint two directors to our Board of Directors. As a result of this ownership, Tontine may be able to influence all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure, and other significant corporate transactions. The interests of Tontine Capital may not in all cases be aligned with the interests of our other shareholders. The influence of Tontine Capital may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our shareholders to approve transactions that they may deem to be in their best interests. In addition, Tontine Capital and its affiliates are in the business of investing in companies and may, from time to time, invest in companies that compete directly or indirectly with us. Tontine Capital and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Certain provisions in our Articles of Incorporation and By-laws may delay, defer, or prevent a change in control that our shareholders each might consider to be in their best interest.

Our Articles of Incorporation and By-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover.

We have a rights agreement permitting under certain circumstances each holder of common stock, other than potential acquirors, to purchase one one-hundredth of a share of a newly created series of our preferred stock at a purchase price of $30 or to acquire additional shares of our common stock at 50% of the current market price. The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock, except with respect to Tontine Capital and its affiliates and associates, who are permitted to acquire up to 40% of our outstanding common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 10, 2007.
(b)	Not applicable
(c)	Set forth below is the tabulation of the votes on each nominee for election as a director:

Withhold

Name	For	Authority
Keith V. Kankel	4,389,320	88,807
Harold E. Wyland	4,388,720	89,407
Andy L. Nemeth	4,389,120	89,007

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)	Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.

(Company)

Date	August 9, 2007	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	August 9, 2007	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Chief Financial Officer)