Form 10-Q
period 2007-09-30
PATRICK INDUSTRIES INC
filed 2007-11-14
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No [ X ]

As of November 9, 2007, there were 6,005,517 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheets
September 30, 2007 & December 31, 2006 (audited)	3

Unaudited Condensed Statements of Operations
Three Months Ended September 30, 2007 & 2006 Nine Months Ended September 30, 2007 & 2006	4

Unaudited Condensed Statements of Cash Flows
Nine Months Ended September 30, 2007 & 2006	5

Notes to Unaudited Condensed Financial Statements	6-13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES	24

PART II: OTHER INFORMATION	24

ITEM 1A. RISK FACTORS	24

ITEM 6. EXHIBITS	26

Signatures	27

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(dollars in thousands)	SEPTEMBER 30, 2007	DECEMBER 31, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,633	$ 357
Trade receivables	31,243	14,874
Inventories	48,790	43,299
Income taxes receivable	1,650	-
Prepaid expenses	3,763	3,669
Deferred tax assets	2,276	923

Total current assets	90,355	63,122

PROPERTY AND EQUIPMENT, at cost	114,517	98,041
Less accumulated depreciation	58,081	55,114

Net property and equipment, at cost	56,436	42,927

INTANGIBLE AND OTHER ASSETS
Goodwill	29,791	-
Intangible assets, net of accumulated amortization of $572	38,898	-
Deferred financing costs	2,133	-
Other assets	3,007	3,100

Total intangible and other assets	73,829	3,100

Total assets	$ 220,620	$ 109,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 7,364	$ 2,467
Short-term borrowings	-	10,000
Accounts payable	29,253	10,100
Accrued liabilities	10,903	3,450

Total current liabilities	47,520	26,017

LONG-TERM DEBT, less current maturities	76,135	14,006
DEFERRED COMPENSATION AND OTHER	3,739	2,363
DEFERRED TAX LIABILITIES	17,029	687

Total liabilities	$ 144,423	$ 43,073

SHAREHOLDERS’ EQUITY
Common stock	32,451	20,360
Accumulated other comprehensive (loss)	(398)	(97)
Additional paid-in capital	253	148
Retained earnings	43,891	45,665

Total shareholders’ equity	$ 76,197	$ 66,076

Total liabilities and shareholders’ equity	$ 220,620	$ 109,149

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted average shares in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006

Net Sales	$ 136,556	$ 90,849	$ 327,829	$ 274,822

Cost of goods sold	118,960	80,321	288,507	241,593
Restructuring charges	513	-	1,451	-

Gross profit	17,083	10,528	37,871	33,229

Operating expenses:
Warehouse and delivery expenses	5,912	3,720	14,856	11,643
Selling, general, and administrative expenses	8,756	5,699	21,554	16,413
Restructuring charges	-	-	183	-

Total operating expenses	14,668	9,419	36,593	28,056

Operating income	2,415	1,109	1,278	5,173

Interest expense, net	2,139	446	4,235	1,105

Income (loss) before income taxes	276	663	(2,957)	4,068

Federal and state income taxes (credits)	110	257	(1,183)	1,650

Net income (loss)	$ 166	$ 406	$ (1,774)	$ 2,418

Basic earnings (loss) per common share	$ 0.03	$ 0.08	$ (0.33)	$ 0.50

Diluted earnings (loss) per share	$ 0.03	$ 0.08	$ (0.33)	$ 0.49

Weighted average common shares outstanding, basic	5,988	4,890	5,443	4,862
Weighted average common shares outstanding, diluted	6,065	4,930	5,443	4,902

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,774)	$ 2,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,806	3,009
Amortization	841	112
Deferred compensation	1,234	230
Share based compensation expense	978	330
(Gain) on sale of fixed assets	(222)	(66)
(Increase) decrease in cash surrender value of life insurance	22	(86)
Deferred taxes	(965)	(35)
Restructuring charges	1,634	-

Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	53	(5,245)
Inventories	12,079	(14,170)
Prepaid expenses and other	957	(338)
Income taxes receivable	(944)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	6,225	9,069
Income taxes payable	(120)	186

Net cash provided by (used in) operating activities	23,804	(4,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,591)	(4,943)
Proceeds from sale of property and equipment	1,245	343
Life insurance premiums	(111)	(162)
Life insurance proceeds	-	371
Acquisition of American Hardwoods	(7,136)	-
Acquisition of Adorn, LLC, net of cash acquired	(78,801)	-

Net cash (used in) investing activities	(87,394)	(4,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	87,000	-
Borrowings under subordinated debt agreement	13,975	-
Short-term borrowings (payments), net	(10,000)	9,861
Principal (payments) on long-term debt	(33,949)	(1,511)
(Payments) on deferred compensation obligations	(251)	(247)
Proceeds from issuance of private placement of securities, net of expenses	10,899	-
Proceeds from exercise of common stock options, including tax benefit	367	385
Payment of deferred financing costs	(2,150)	-
Other	(25)	(58)

Net cash provided by financing activities	65,866	8,430

Increase (decrease) in cash and cash equivalents	2,276	(547)

Cash and cash equivalents, beginning	357	1,077

	$ 2,633	$ 530

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.	General

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, and December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made in the 2006 consolidated financial statements to conform to the presentation used in 2007.

Summary of Accounting Policies

Inventories

The inventories on September 30, 2007 and December 31, 2006 consist of the following classes:

	September 30, 2007	December 31, 2006

Raw materials	$27,140	$28,067
Work in process	2,478	804
Finished goods	9,074	6,330

Total manufactured goods	38,692	35,201
Distribution products	10,098	8,098

Total inventories	$48,790	$43,299

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market.

Goodwill

Goodwill is not amortized. Instead, goodwill will be tested for impairment at least annually. A two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit. No impairment was recognized during the quarter or nine months ended September 30, 2007.

Debt Issue Costs

The cost of obtaining financing is being amortized using the effective interest method over the terms of the respective obligations/securities.

2.	Acquisitions

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7.1 million. The Company believes that the acquisition of American Hardwoods will strengthen its platform in the industrial market sector, as well as provide diversification opportunities and add new products to its Distribution segment. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for American Hardwoods are included in the Company’s Distribution segment for the three and eight month periods ended September 30, 2007.

The cash consideration exchanged for the assets of American Hardwoods was funded with new debt totaling $7.5 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated balance sheets at their estimated fair values as of the date of the acquisition. The excess of the estimated fair values of the underlying assets acquired and liabilities assumed over the purchase price was allocated pro-rata to the long lived assets of American Hardwoods. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and deferred income tax matters. Revision to the fair values will be recorded by the Company as further adjustments to the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 29, 2007:

Current assets	$ 4,273
Property, plant and equipment	3,445

Total assets acquired	7,718
Current liabilities	(322)
Excess fair value over consideration paid	(260)

Net assets acquired	$ 7,136

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn Holdings, Inc., (“Adorn”) an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $75,000 in cash, subject to an adjustment for working capital at closing. The Company believes the acquisition of Adorn will result in significant benefits to the Company, including increased market penetration into its core manufacturing sectors, improved operating efficiencies based on increased capacity utilization and the implementation of “best practices” amongst two of the industry’s leading suppliers, the addition of strong management team members, and other synergy opportunities including logistics, personnel, product base, and certain strategic purchasing opportunities. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the quarter ended September 30, 2007 and for the nineteen week year to date period ended September 30, 2007.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired:

Cash consideration for repayment of all outstanding Adorn indebtedness
and purchase of all outstanding Adorn common stock	$ 77,714
Transaction costs	1,100

Total cash consideration	$ 78,814

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

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated balance sheets at their estimated fair values as of the date of the acquisition. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon finalization of asset valuations and deferred income tax matters. Revision to the fair values will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007:

Current assets		$ 32,248
Property, plant & equipment		12,562
Goodwill		29,791
Identifiable intangible assets:
Trademarks (indefinite useful life)	$ 8,400
Customer relationships (estimated useful lives 7-19 years)	30,760
Non-compete agreements (estimated useful life 5 years)	310

Total intangible assets		39,470
Current liabilities		(18,458)
Deferred income taxes		(16,799)

Net assets acquired		$ 78,814

As part of the purchase price allocation, the Company valued acquired inventory at fair value as of the date of the acquisition. The effect of this valuation adjustment was to increase the acquired inventory by $0.2 million. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of sales during the quarter ended June 30, 2007.

As of September 30, 2007, the Company has not completed its analysis of the income tax matters and elections related to the Adorn acquisition and, therefore, has not finalized deferred income taxes for temporary differences existing between the basis of assets and liabilities for financial reporting and income tax purposes. Such amounts, if any, will result in an adjustment to goodwill as preliminarily recorded.

In connection with the Adorn acquisition and as part of the purchase price allocation, the Company recorded liabilities of approximately $1.7 million related to involuntary terminations and relocation of certain Adorn employees and related facility closure costs. As integration plans are finalized these liabilities may be increased or decreased with the offset recorded in goodwill.

The following unaudited pro forma information assumes the Adorn and American Hardwoods’ acquisitions occurred as of January 1st of each of the periods presented. The pro forma information contains the actual combined operating results of Adorn and Patrick with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transaction. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue	136,556	153,655	423,421	480,562
Net income (loss)	166	1,329	(1,644)	6,178
Basic earnings (loss) per share	$ 0.03	$ 0.23	$ (0.30)	$ 1.06
Diluted earnings (loss) per share	$ 0.03	$ 0.22	$ (0.30)	$ 1.05

3.	Restructuring and Integration

During the nineteen weeks ended September 30, 2007, the Company initiated restructuring actions relating to the integration of Adorn. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated Adorn and Patrick workforce reductions of approximately 200 employees, approximately 170 of which have been completed as of September 30, 2007, facility closures, and various asset write-downs. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines.

The Company has recorded and accrued restructuring charges of approximately $0.9 million in its statements of operations at September 30, 2007 related to the closing and consolidation of Patrick facilities in conjunction with these consolidation plans. This plan as of September 30, 2007 includes estimated Patrick workforce reductions of approximately 130 people, of which all have been completed as of September 30, 2007, facility closures, various asset write-downs, and other costs.

The following table summarizes the expected, incurred and remaining costs for the 2007 restructuring plans:

		Asset	Facility Exit
	Severance	Write-Downs	Costs	Total

Balance at January 1, 2007	$ -	$ -	$ -	$ -
Restructuring charges	1,390	1,350	210	2,950
Cash payments/write-offs	(637)	(1,350)	(95)	(2,082)

Balance at September 30, 2007	$ 753	$ -	$ 115	$ 868

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

As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits. There has been no significant change in the unrecognized tax benefits during the third quarter ending September 30, 2007.

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

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recognized compensation cost of $978 and $330 and related income tax benefits of $390 and $132 for its stock-based compensation plans in the statement of operations for the nine months ended September 30, 2007, and 2006, respectively. The Company recognized compensation cost of $538 and $119 and related income tax benefits of $215 and $47 for its stock-based compensation plans in the Statement of Operations for the three months ended September 30, 2007 and 2006, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The board of directors approved approximately 4,900 shares granted on January 5, 2007, 11,700 shares granted on February 16, 2007, 24,500 shares granted on May 10, 2007, 60,000 shares granted on June 1, 2007, and approximately 12,000 shares granted on October 5, 2007. The compensation cost associated with these grants has been appropriately recognized in the consolidated financial statements at September 30, 2007.

As of September 30, 2007, there was approximately $981 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of seven months.

6.	Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, were calculated using the average shares as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007 2006		2007 2006

Weighted average number of common shares
used in basic EPS	5,988	4,890	5,443	4,862
Effect of dilutive securities	77	40	-	40

Weighted average diluted shares	6,065	4,930	5,443	4,902

As the Company reported a net loss for the nine-month period ended September 30, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

7.	Comprehensive Income

The changes in the components of comprehensive income (loss) for the three and nine month periods ending September 30, 2007 and 2006 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007 2006		2007 2006

Net income (loss)	$ 166	$ 406	$ (1,774)	$ 2,418
Unrealized gains (losses) on cash flow hedges, net of taxes	(382)	(176)	(301)	64

Comprehensive income (loss)	$ (216)	$ 230	$ (2,075)	$ 2,482

As of September 30, 2007 and 2006, the accumulated other comprehensive income (loss), net of tax, relating to unrealized gains and losses on cash flow hedges and changes in accumulated pension benefit was ($398) and ($97), respectively.

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

On March 13, 2007, the Company announced the resignation of its Executive Vice President of Operations. In conjunction with this resignation the Company entered into a separation agreement, including severance payments and retirement benefits.  The Company has recognized approximately $450 of severance and retirement benefits in its statement of operations for the nine months ended September 30, 2007.  The Company has recorded accrued liabilities of approximately $250 relating to this obligation at September 30, 2007.

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

Other Component Manufactured Products - Includes an adhesive division, two cabinet door divisions, a vinyl printing division, and a machine manufacturing division. The Company closed one of its cabinet door divisions in the third quarter of 2007 and its machine manufacturing division in the fourth quarter of 2006.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication.

During the second and third quarters of 2007, the Company incurred restructuring charges which impacted segment and related information (see Note 3). For the three and nine month periods ending September 30, 2007 the Primary Manufactured Products segment has incurred restructuring charges of approximately $0.5 million and $1.1 million respectively. For the nine month period ending September 30, 2007, the Other Component Manufactured Products segment incurred restructuring charges of approximately $0.5 million.

The table below presents unaudited information about the revenue, gross profit, operating income, and total assets of those segments:

THREE MONTHS ENDED SEPTEMBER 30, 2007
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MFG	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 80,916	$ 28,714	$ 13,740	$ 13,186	$ 136,556
Intersegment sales	$ 1,297	$ 56	$ 3,823	$ 1,096	$ 6,272

Operating income (loss)	$ 3,288	$ 1,266	$ 2,071	$ (236)	$ 6,389

THREE MONTHS ENDED SEPTEMBER 30, 2006
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MFG	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 44,146	$ 31,139	$ 3,827	$ 11,737	$ 90,849
Intersegment sales	$ 1,197	$ 97	$ 706	$ 707	$ 2,707

Operating income (loss)	$ 1,680	$ 1,598	$ (136)	$ 175	$ 3,317

NINE MONTHS ENDED SEPTEMBER 30, 2007
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MFG	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 180,090	$ 82,315	$ 24,025	$ 41,399	$ 327,829
Intersegment sales	$ 3,170	$ 186	$ 6,544	$ 3,048	$ 12,948

Operating income	$ 5,875	$ 3,185	$ 1,924	$ 510	$ 11,494

Total assets	$ 56,581	$ 20,758	$ 15,161	$ 52,714	$ 145,214

NINE MONTHS ENDED SEPTEMBER 30, 2006
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MFG	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 136,301	$ 92,617	$ 10,879	$ 35,025	$ 274,822
Intersegment sales	$ 4,028	$ 412	$ 2,585	$ 2,469	$ 9,494

Operating income	$ 6,244	$ 4,560	$ 40	$ 1,342	$ 12,186

Total assets	$ 53,810	$ 17,534	$ 3,973	$ 11,184	$ 86,501

Reconciliation of segment operating income to consolidated operating income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Operating income for segments	6,389	3,317	11,494	12,186
Corporate incentive agreements	1,309	1,000	2,603	2,208
Consolidation reclassifications	(264)	5	(318)	(4)
Gain on sale of property and equipment	(209)	66	(222)	131
Corporate expenses	(5,146)	(3,100)	(12,386)	(8,510)
Restructuring charges		-		-
Other	336	(179)	107	(838)

Consolidated operating income	2,415	1,109	1,278	5,173

Reconciliation of segment assets to consolidated assets:

	Nine Months
	Ended September 30,
	2007	2006

Identifiable assets for reportable segments	145,214	86,501
Corporate property and equipment	2,531	5,364
Assets not allocated to segments	73,228	28,825
Consolidation eliminations	(353)	(274)

Consolidated assets	220,620	120,416

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first three quarters of 2007 for Patrick Industries (the “Company”) could be characterized from management’s perspective as a time of transformation for the Company. In January, the Company completed the acquisition of American Hardwoods, an industrial distribution company located in Phoenix, Arizona, representing our first acquisition since 1998. In May, we completed the acquisition of Adorn Holdings, Inc, a manufacturer and supplier to the manufactured housing, recreational vehicle, and industrial markets. Since May, we have been intensely focused on the transition of Adorn into Patrick at all levels, from the closing and consolidation of six manufacturing plants to the administrative and corporate functions necessary to drive the business. Our goal is to have the majority of the transition completed by December 31, 2007. Both acquisitions fit within the framework of the Company’s strategic plan as it relates to strong historical financial performance, solid management teams, positive profit analysis and projections, and competitive pricing multiples, among others.

The recently completed Adorn acquisition presents numerous synergistic opportunities, including facility rationalization, headcount reduction, increased capacity utilization, increased purchasing leverage and presence, and the combination of two strong management teams working together to facilitate “best practices” among industry leaders. From a demographic and logistics perspective, Adorn in its original form, operated out of ten business units located in eight different states. The Patrick platform was comprised of twenty-seven different business units (including distribution) located in twelve different states. Together, the combined company facilities overlapped in six of the eight states in which Adorn was located. The current overall consolidation plan includes closing and consolidating five Adorn facilities, four of which were leased, into the corresponding Patrick owned facilities, closing and consolidating a Patrick division in Elkhart into the more efficient Adorn operation, transferring certain business to more efficient and logistically superior operations, and the closing of certain unprofitable business units and manufacturing cells. Additionally, the Company is analyzing the benefits of relocating certain divisions in order to capitalize on floor space, rail siding, and cost. The combined management teams are diligently working to take advantage of these synergy opportunities, with planned completion of a majority of the initiatives by December 31, 2007, and the final completion of the integration by the second quarter of 2008. To date, the Company has closed and consolidated three Adorn operations into Patrick facilities, closed operations at the Company’s unprofitable hardwood cabinet door division in Oregon and transferred that business to Adorn’s state-of-the-art cabinet door operation in Elkhart, Indiana, closed and consolidated its moulding division in California, closed two unprofitable manufacturing lines in Elkhart, reduced overall headcount by approximately 170 people, and reallocated business between locations to improve efficiencies. In the second quarter of 2007, the Company was able to capitalize on combined purchasing initiatives to facilitate certain inventory, cash flow, and pricing opportunities including vendor managed inventory programs and margin enhancement, resulting in increased cash flow and the pay-down of approximately $9.4 million in senior term debt. To date, the Company estimates it has realized approximately $0.7 million in improved gross margin from these initiatives.

The $75 million acquisition price was funded through both debt and equity financing. The debt financing was provided in the form of a $110 million credit facility comprised of a $75 million term loan and a $35 million revolver. The credit facility (the “facility”) was provided by an eight bank syndication led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A. The facility is structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. Additional financing for the acquisition was provided by Tontine Capital Partners, L.P. and its affiliates (“Tontine”). Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25, or approximately $11 million in the aggregate. Tontine also provided interim debt financing in the form of senior subordinated notes totaling approximately $14 million. The Company intends to conduct a Rights Offering to its common shareholders in the fourth quarter of 2007, or the first quarter of 2008, the proceeds of which will be used primarily to pay off the senior subordinated notes.

The Adorn opening balance sheet added approximately $32.2 million in current assets, $12.5 million in net property and equipment, $29.8 million in goodwill, and approximately $39.5 million in identifiable intangible assets. From a liability perspective, the Company recorded approximately $18.5 million in current liabilities and $16.8 million in deferred income taxes. Net working capital at September 30, 2007 increased by approximately $5.7 million, from December 31, 2006, primarily as a result of the acquisition. For the nineteen week period ended September 30, 2007, the incremental Adorn sales added approximately $85 million to the combined companies’ revenue base and approximately $3.8. million to the Company’s operating income.

From a global market perspective, the Company’s operations for the first three quarters of 2007 were negatively affected by unfavorable market conditions and overall softness in the major markets that the Company serves. The manufactured housing and recreational vehicle industries, which represent approximately 75% of the Company’s pro forma sales through the third quarter, experienced their sixteenth and fourteenth months of consecutive declines in unit shipments, respectively. The industrial market has been negatively impacted by a decline in the residential housing market. While the Company is still in the process of executing the synergistic facility rationalization initiatives to improve operating efficiencies in its plants through increased capacity utilization, these soft market conditions have had, and are expected to continue to have a negative impact on operations.

Sales for the third quarter ended September 30, 2007 increased approximately $45.7 million, or 50.3%, compared to the prior year. The third quarter revenues include approximately $58 million from the Adorn operations. Operating income increased approximately $1.3 million to $2.4 million in the quarter. Included in the operating results in the third quarter of 2007 are restructuring charges of approximately $0.5 million, partially related to the planned closing and consolidation of one of Patrick’s manufacturing operations into a nearby Adorn facility, costs of approximately $0.4 million associated with incentives associated with the Adorn acquisition and operating managements’ completion of certain milestone objectives in the Adorn integration plan, and a $0.3 million write-off related to the discontinuation of a possible overseas expansion initiative. The Company reported net income of $0.2 million for the third quarter of 2007, or $0.03 per share. This compares with net income of $0.4 million, or $0.08 per share, for the third quarter of 2006.

Year to date sales increased approximately $53.0 million, or 19.3%, including the incremental estimated $85 million of Adorn sales post-closing of the transaction. Operating income through September 2007 declined to approximately $1.3 million from income of $5.2 million in the same period in 2006. The year-to-date operating results include approximately $1.6 million in restructuring charges related to the closing and consolidation of certain operations in conjunction with the Adorn acquisition, $0.5 million in incentives related to the acquisition and consolidation plan, $0.8 million in certain vesting of employee retirement obligations in conjunction with the Adorn acquisition and related financing activities, approximately $0.8 million in severance and litigation settlement costs, and $0.5 million in other costs associated with purchase accounting adjustments and the write-off of a potential overseas expansion initiative. Year to date net losses through September 2007 were $1.8 million, or $0.33 per share. This compares to income of $2.4 million, or $0.50 per share in 2006.

Inventory levels increased approximately $5.5 million and trade receivables increased approximately $16.4 million over the December 2006 levels due primarily normal cyclical operating cycles and to the acquisition of Adorn and American Hardwoods in the first six months of 2007. These two acquisitions contributed an incremental $14.5 million to inventory and approximately $11.7 million to receivable balances at September 30, 2007. The Company entered into a vendor managed inventory agreement with one of its suppliers in the second quarter resulting in approximately $9.4 million of operating cash flow and reduction of overall inventory balance as it relates to a certain commodity. From an overall debt perspective, since the acquisition of Adorn on May 18, 2007, the Company has paid down approximately $16 million in additional revolving and term debt, over and above normal debt service requirements.

Raw material product prices continue to face pricing pressures as a result of the soft industry conditions and excess capacity. The majority of price increases over the past 21 months began in the first quarter of 2006 and on average continued through the third quarter of 2006. Economic conditions in the primary industries then began to soften resulting in downward pricing pressure beginning in the fourth quarter of 2006 and continuing through the third quarter of 2007. Corporate incentive agreements with its suppliers increased from quarter to quarter and year to year as a result of additional incentives in conjunction with the Adorn acquisition. The Company expects overall corporate incentive agreements for the year to begin to trend downward consistent with the current and anticipated market conditions. The Company expects the soft market conditions and excess of supply to result in pricing erosion to continue through the fourth quarter and carry into the first quarter of 2008 in its major commodity product categories.

The manufactured housing industry, which represents 35% of the Company’s pro-forma sales for the nine-month period ending September 30, 2007, experienced shipment decreases of approximately 22% from the same period in 2006. Shipment levels in this industry, exclusive of FEMA units, continue to operate at more than 40 year lows and are projected to be between approximately 95,000 and 100,000 units for the 2007 year, which represents a decline of between 15% and 19% from the 2006 levels. While this industry is still plagued by financing concerns, including lack of funding sources, the Company remains optimistic that permanent rebuilding in the New Orleans and gulf coast area, the current residential housing stick-built financing concerns, mild inflation, and improved job growth may favorably impact this industry going forward. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for the Company’s manufactured custom panels continues to shift to the Company’s distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The recreational vehicle industry, which represents approximately 40% of the Company’s pro-forma sales for the nine-month period ending September 30, 2007, began to show signs of softening in the third quarter of 2006 continuing through the next twelve months with shipments down approximately 11% year over year. While conditions have deteriorated slightly, the recreational vehicle industry has been operating at strong levels over the past six years and expectations remain optimistic as demographics point towards steady shipments into 2008.

The Company’s diversification efforts into the industrial and other markets, which represent approximately 25%, and 20% of the Company’s pro-forma sales for the nine months ending September 30, 2007 and 2006, respectively, resulted in additional market penetration through the acquisition of American Hardwoods, which contributed approximately $10.2 million in profitable sales for the nine-month period. The Company continues to experience customer attrition in this market sector of as a result of continued offshore penetration, a declining residential housing market and consumer electronics market as it relates to the Company’s products, and other conditions beyond the Company’s control. New sources of demand are developing in the industrial sectors, however, not quickly enough to offset the losses of these large clients. The Company’s efforts to penetrate and gain market share in these industries continues because the Company believes certain of its core competencies, including its distribution expertise, quality customer service, short order lead times, and high volume quality manufacturing, are a strategic fit for the requirements of this customer base.

With the recent strategic acquisitions of American Hardwoods and Adorn, the Company believes that it continues to establish its platform for future growth and create shareholder value, and is positioned to increase revenues in all of the markets that it serves. While market conditions are expected to remain depressed for the remainder of 2007 and into 2008, key focus areas include capturing market share, implementation of lean manufacturing in all manufacturing operations, maintaining a lean organizational structure, controlling costs, future acquisitions, and growing all areas of the business. In conjunction with its strategic plan, the Company has invested significantly in capital over the past three years to increase efficiencies and automation, add capacity and value added capabilities, and appropriately maintain its facilities and equipment. The capital plan for 2007 includes expenditures up to $6 million, including $2.5 million in carryover expenditures from 2006 related to the addition of the new paint line equipment and facility in the Company’s Engineered Solutions segment.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007 2006		2007 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.1	88.4	88.0	87.9
Restructuring charges	0.4	-	0.5	-
Gross profit	12.5	11.6	11.5	12.1
Warehouse and delivery	4.3	4.1	4.5	4.2
Selling, general, and administrative	6.3	6.3	6.5	6.0
Restructuring charges	0.1	-	0.1	-
Operating income	1.8	1.2	0.4	1.9
Interest expense, net	1.6	0.5	1.3	0.4
Income taxes (credits)	0.1	0.3	(0.4)	0.6
Net income (loss)	0.1	0.4	(0.5)	0.9

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Net Sales. Net sales increased $45.8 million, or 50.3%, to $136.6 million in the third quarter of 2007 from $90.8 million in the third quarter of 2006 primarily as a result of the Adorn acquisition in May 2007. The 2007 third quarter includes approximately $58 million in sales from Adorn, and the incremental sales from American Hardwoods, which was acquired in January 2007, of approximately $4 million. Exclusive of the incremental sales volume from these two acquisitions, net sales decreased primarily due to continued weakness in all three of the primary markets the Company serves. The manufactured housing industry, which comprises approximately 35% of the Company’s pro-forma revenue base, experienced shipment declines for sixteen consecutive months through September 2007 and a quarter over quarter decline of approximately 11%. Shipments in the recreational vehicle industry, which represents approximately 40% of the Company’s pro-forma consolidated revenue base, decreased by more than 6% when compared to the same three month period in 2006. The industrial market, which represents 25% of the Company’s revenue base, began feeling the impact of the slowing housing activity from prior quarters as approximately 85% of our industrial business is linked to housing. As a result we began to see deterioration in demand from our largest markets which include kitchen cabinets and furniture.

Restructuring charges. During the quarter ended September 30, 2007, the Company initiated restructuring actions relating to the closing and consolidation of one of the Patrick operating units associated with the continued integration of the Adorn acquisition. The Company’s consolidation plan to close and consolidate this operating unit includes the closure of a duplicate facility, the elimination of redundant jobs, consolidation of product lines, and improved capacity utilization. The restructuring plan related to this closure which is expected to conclude by the second quarter of 2008, includes estimated facility clean up expenses, and various asset write-downs. Asset write-downs include inventory, tooling, machinery and equipment due to duplication, and shut down of certain product lines. Total accrued restructuring charges related to this plan at September 30, 2007 are approximately $0.3 million which were included in a separate line item in cost of sales. The remaining $0.2 million of restructuring charges in the third quarter are related to equipment moving, inventory relocation, and production inefficiencies and scrap at closed operating units. Additional restructuring charges may be necessary as the integration progresses.

Gross Profit. Gross profit increased $6.6 million, or 62.3%, to $17.1 million in the third quarter of 2007 from $10.5 million in the third quarter of 2006. As a percent of net sales, gross profit increased 0.9% to 12.5% in the third quarter of 2007 from 11.6% in the third quarter of 2006. The increase is attributable to the approximate $8 million in incremental contribution from the Adorn and American Hardwoods acquisitions, and synergy realization from certain consolidation restructuring activities and consolidation initiatives estimated at approximately $1.0 million for the 2007 third quarter. Gross profit increases were offset by the effect of approximately $0.5 million in Patrick restructuring charges related to the Adorn acquisition and the plan to close and consolidate one of the Patrick operating units. Warehouse and Delivery Expenses. Warehouse and delivery expenses increased approximately $2.2 million, or 58.9%, to $5.9 million in the third quarter of 2007 from $3.7 million in the third quarter of 2006. As a percent of net sales, warehouse and delivery expenses increased approximately 0.2% to 4.3% in 2007 from 4.1% in 2006. The increase in dollars and percent of net sales is primarily attributable to the increased costs associated with the Adorn sales volume and increased fuel charges from period to period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $3.1 million, or 53.6%, to $8.8 million in the third quarter of 2007 from $5.7 million in the third quarter of 2006. As a percent of net sales, selling, general, and administrative expenses increased 0.1%, to 6.4% in 2007 from 6.3% in 2006. Selling, general, and administrative expenses include charges in the third quarter of 2007 of approximately $0.4 million associated with incentives related to the Adorn acquisition and operating managements’ completion of certain milestone objectives in the Adorn integration plan, and a $0.3 million write-off related to the discontinuation of a possible overseas vertical expansion initiative. Additionally, the incremental expenses from Adorn and American Hardwoods added approximately $2.8 million to expense in the third quarter of 2007.

Operating Income. Operating income increased by $1.3 million to $2.4 million in the third quarter of 2007 from income of $1.1 million in the third quarter of 2006. The decrease is primarily attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased $1.7 million to $2.1 million in the third quarter of 2007 from $0.4 million in the same period in 2006. The increase is due to increased debt levels attributable to the recently completed credit agreement and subordinated notes in conjunction with the acquisition of Adorn and American Hardwoods. In May 2007, the Company entered into an agreement led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A., in eight-bank syndication, for a credit facility totaling $110 million. The facility includes a $75 million term loan and a $35 million revolving line of credit. The Company further issued 9.5% subordinated notes to Tontine Capital Partners, LLP and Tontine Capital Overseas Master Fund, L.P., which are expected to be paid off in the fourth quarter of 2007 or first quarter of 2008 through the Company’s proposed Rights Offering. The interest rate on the subordinated notes increases to 13.5% in May 2008. Since May 18, 2007, the Company has paid down approximately $18 million on the overall facility, including more than $16 million over and above normal debt service requirements. The Company’s debt service increased from period to period as total debt levels increased approximately $57.0 million from December 2006, and $56.0 million from the third quarter of 2006.

Net income. Net income decreased $0.2 million to $0.2 million in the third quarter of 2007 from $0.4 million in the same period in 2006 due primarily to the factors described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales. Net sales increased $53.0 million, or 19.3%, to $327.8 million in the nine months ended September 30, 2007 from $274.8 million in the same period in 2006. The acquisitions of Adorn and American Hardwoods contributed approximately $95 million to net sales for the nine months ended September 30, 2007. Exclusive of the sales volume contributions from acquisitions, net sales decreased as a result of continued weakness in the primary markets the Company serves. The manufactured housing industry, which represents approximately 35% of the Company’s sales, experienced shipment declines through September 2007 of approximately 22% compared to 2006. The recreational vehicle industry, which represents approximately 40% of the Company’s pro-forma sales volume, experienced shipment declines of approximately 11%, and the industrial and other markets continue to experience weakness following the slowing housing markets. Approximately 85% of the Company’s sales are to business segments linked to housing. The Company estimates approximately $43 million in volume declines related to major product sales as a result of the weakness in the industries the Company serves.

Restructuring charges. During the nine-month period ended September 30, 2007, the Company initiated restructuring actions relating to the closing and consolidation of Patrick operating units associated with the continued integration of the Adorn acquisition. The Company’s plan to close and consolidate several business units includes the closure of duplicate facilities, elimination of redundant jobs, consolidation of product lines, and improved capacity utilization. The restructuring plan at September 30, 2007 includes estimated Patrick workforce reductions of approximately 130 employees, all of which had been completed as of September 30, 2007, facility closures, and various asset write-downs. Asset write-downs include inventory, tooling, machinery and equipment due to duplication and shut down of certain product lines. Total restructuring charges incurred to date related to the Adorn acquisition are approximately $1.6 million with additional costs to potentially be incurred in future periods. Of these restructuring charges, $1.4 million were included in a separate line item in cost of sales, while selling and administrative restructuring charges of approximately $0.2 million were recorded in a separate line item in operating expenses on the statement of operations. The majority of the restructuring activities are expected to be completed during 2007, with all currently planned efforts completed by the second quarter of 2008.

Gross Profit. Gross profit increased approximately $4.6 million, or 14.0%, to $37.9 million in 2007 from $33.3 million in 2006. As a percentage of net sales, gross profit decreased 0.5% to 11.6% in 2007 from 12.1% in 2006. Included in gross profit is approximately $11 million in incremental contribution from the Adorn and American Hardwoods acquisitions. Also included in gross profit is approximately $0.2 million of charges related to the purchase accounting adjustments for the write-up of inventory at the closing date to fair market value, $0.2 million in charges related to the settlement of certain litigation expenses, and $1.4 million in restructuring charges related to the Adorn acquisition and the closing and consolidation of several operating units and related severance and benefit packages for workforce reduction as a result of these initiatives. The Company began to realize certain synergy contributions in the third quarter as a result of its consolidation and restructuring efforts in conjunction with the Adorn acquisition estimated at approximately $1.1 million.

Warehouse and delivery expenses. Warehouse and delivery expenses increased $3.2 million, or 27.6%, to $14.8 million in 2007 from $11.6 million in 2006. As a percent of net sales, warehouse and delivery expenses increased 0.3% to 4.5% in 2007 from 4.2% in 2006. The increase is attributable to increased expenses from the Adorn acquisition and increased fuel costs from period to period.

Selling, general, and administrative expenses. Selling, general, and administrative expenses, including restructuring charges, increased by $5.3 million, or 32.4%, to $21.7 million in the nine-month period ending September 30, 2007 from $16.4 million in the same period in 2006. As a percent of net sales, selling, general, and administrative expenses increased 0.6% to 6.6% in 2007 from 6.0% in 2006. Selling, general, and administrative expenses include charges through September 2007 of approximately $1.1 million related to certain vesting of employee retirement obligations and severance in conjunction with the Adorn transaction and related financing activities, $0.5 million in incentives related to the acquisition and the consolidation plan, $0.7 million in severance and litigation settlement costs, $0.2 million in restructuring and other charges for severance packages and other contractual closing costs incurred in conjunction with various consolidation activities related to the acquisition integration plans, and $0.3 million associated with the write-off of a potential overseas vertical expansion initiative. Additionally, the incremental expenses from Adorn and American Hardwoods added approximately $4.5 million to expense in the nine-month period ended September 30, 2007.

Operating Income. Operating income declined to $1.3 million in the nine-month period ending September 30, 2007, compared to $5.2 million in the same period in 2006. The decrease is primarily attributable to the factors described above.

Interest Expense, Net. Interest expense, net increased $3.1 million to $4.2 million for the nine-month period ended September 30, 2007 from $1.1 million in the same period in 2006. The increase is due to increased debt levels attributable to the recently completed credit agreement and subordinated notes in conjunction with the acquisition of Adorn and American Hardwoods. In May 2007, the Company entered into an agreement led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A., in eight-bank syndication, for a credit facility totaling $110 million. The facility includes a $75 million term loan and a $35 million revolving line of credit. The Company further issued 9.5% subordinated notes to Tontine Capital Partners, LLP and Tontine Capital Overseas Master Fund, L.P., which are expected to be paid off in the fourth quarter of 2007 or first quarter of 2008 through the Company’s proposed Rights Offering. The interest rate on the subordinated notes increases to 13.5% in May 2008. Since May 18, 2007, the Company has paid down approximately $18 million on the overall facility, including more than $16 million over and above normal debt service requirements. The Company’s debt service increased from period to period as total debt levels increased approximately $57.0 million from December 2006, and $56.0 million from September 30, 2006.

Net income (loss). Net income decreased $4.2 million to a loss of $1.8 million in the nine months ended September 30, 2007 from income of $2.4 million in the same period in 2006 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $36.9 million, or 81.3%, to $82.2 million in the third quarter of 2007 from $45.3 million in the third quarter of 2006. The acquisition of Adorn, which primarily included manufacturing operations in this segment, contributed approximately $45 million to third quarter 2007 sales. Exclusive of the Adorn contribution, net sales decreased due to continued softness in the primary market sectors this segment serves. The manufactured housing industry experienced declines of 11% for the quarter, the recreational vehicle industry experienced shipment declines of approximately 6%, and the industrial sector experienced softness as a result of a slowing housing market. The Company estimates that unit volume declines accounted for approximately $9 million of sales in the major products the Company supplies in this segment.

Gross profit. Gross profit increased $3.6 million, or 79.8%, to $8.1 million in the third quarter of 2007 from $4.5 million in the same period in 2006. As a percent of net sales, gross profit decreased 0.1% to 9.8% in 2007 from 9.9% in 2006. Included in gross profit in the third quarter of 2007 are restructuring charges of approximately $0.5 million, or 0.6% of net sales, related to the continued integration of Adorn operating units into Patrick. Gross profit increased as a result of approximately $4.6million in increased contribution from the Adorn acquisition. Additionally, the Company estimates approximately $0.6 million in material margin improvements as a result of the combined purchasing leverage and purchasing synergies achieved from the Adorn acquisition.

Operating income. Operating income increased approximately $1.6 million, or 95.8%, to $3.3 million in the third quarter of 2007 from $1.7 million in the third quarter of 2006. As a percent of net sales, operating income increased 0.3% to 4.0% in 2007 from 3.7% in 2006. The Company estimates that the Adorn acquisition contributed approximately $2.3 million to operating income in the third quarter of 2007.

DISTRIBUTION SEGMENT DISCUSSION

Net sales. Net sales decreased $2.4 million, or 7.9%, to $28.8 million in the third quarter of 2007 from $31.2 million in the third quarter of 2006. Included in net sales is approximately $3.6 million in increased revenues from the American Hardwoods acquisition in January 2007. The decreased sales volume is due to shipment declines of approximately 11% in the manufactured housing industry, which is the primary market sector this segment serves. The Company estimates that unit sales volume and pricing declines of contributed approximately $3.5 million to the decrease related to the major products that the Company serves in this segment from quarter to quarter. Additionally, the Company estimates that new products sales contributed approximately $0.5 million sales for the quarter and helped to offset the declines in pricing and volume of other major product sales in this segment.

Gross profit. Gross profit decreased $0.1 million, or 1.2%, to $3.8 million in the third quarter of 2007 from $3.9 million in the same period in 2006. As a percentage of net sales, gross profit increased approximately 0.9% to 13.4% in 2007 from 12.5% in 2006. The decrease in dollars is attributable to reduced sales volumes and the increase in gross profit as a percent of net sales is due to price increases on certain commodity products in this segment, increased contribution from new products sales from period to period, and margin maintenance from period to period.

Operating income. Operating income decreased $0.3 million, or 20.8%, to $1.3 million in 2007 from $1.6 million in 2006. The decrease in operating income is attributable to the decrease in sales volume from period to period while fixed costs remained constant and delivery costs increased primarily due to higher fuel costs from period to period.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $13.1 million, or 287%, to $17.6 million in the third quarter of 2007 from $4.5 million in the third quarter of 2006. The Adorn acquisition contributed approximately $15.7 million in incremental sales to this segment in the third quarter of 2007. Exclusive of the Adorn acquisition, net sales decreased primarily as a result of weakness in both the manufactured housing and recreational vehicle industries in the second quarter of 2007 and the closing and consolidation of the Company’s hardwood cabinet door division in the third quarter of 2007 in conjunction with the acquisition of Adorn and its cabinet door facility in Elkhart, Indiana. The Company expects to lose approximately $4.0 million in annualized sales volume as a result of this consolidation due primarily to logistics and contribution levels.

Gross profit. Gross profit increased $2.7 million to $2.8 million in the third quarter of 2007 from $0.1 million in the third quarter of 2006. As a percent of net sales, gross profit increased 13.6% to 16.1% in 2007 from 2.5% in 2006. The increased gross profit is a result of the incremental volume and profitability from the Adorn acquisition and its state of the art cabinet door facility and vinyl printing facility in the second quarter of 2007.

Operating income. Operating income increased $2.2 million to $2.1 million in the third quarter of 2007 from a loss of $0.1 million in the same period in 2006. As a percent of net sales, operating income increased 14.8% to 11.8% in 2007 from a loss of 3.0% in 2006. The increase in operating income is attributable to the additional contribution from the Adorn operating units. The Company’s hardwood cabinet door division incurred operating losses of approximately $0.2 million in the third quarter of 2007. This unprofitable division was closed in the third quarter of 2007 and a portion of its business was consolidated into Adorn’s profitable state-of-the-art cabinet door facility in Elkhart, Indiana.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales. Net sales increased $1.9 million, or 15.0%, to $14.3 million in the third quarter of 2007 from $12.4 million in the same period of 2006. The increased sales volume is primarily attributable to increased unit sales in this segment of approximately 10%, and a nominal increase in raw aluminum market prices of approximately 1% from the third quarter of 2006 to the third quarter of 2007.

Gross profit. Gross profit decreased approximately $0.3 million, or 47.3%, to $0.4 million in the third quarter of 2007 from $0.7 million in the third quarter of 2006. As a percent of net sales, gross profit decreased 3.0% to 2.6% in 2007 from 5.6% in 2006. The decrease in gross profit from period to period is due to several factors including falling monthly market prices of raw aluminum from the second quarter of 2007 to the third quarter of 2007, pricing pressures from customers due to soft industrial, housing, and recreational vehicle market conditions, increased fuel costs, and increased costs associated with the start-up of the Company’s new $4.5 million powder coat paint facility. The Company expects soft market conditions in the aluminum extrusion market for the remainder of 2007.

Operating income. Operating income decreased $0.4 million to a loss of $0.2 million in the third quarter of 2007 from income of $0.2 million in the same period in 2006 due to the factors described above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $43.0 million, or 30.6%, to $183.3 million in the nine-month period ending September 30, 2007 from $140.3 million in the same period in 2006. The acquisition of Adorn, which primarily included manufacturing operations in this segment, contributed approximately $67 million to 2007 year to date sales. Exclusive of the Adorn contribution, net sales decreased due to continued softness in the primary market sectors this segment serves. The manufactured housing industry experienced declines of 22% through September 2007, the recreational vehicle industry experienced shipment declines of approximately 11%, and the industrial sector experienced softness as a result of a slowing housing market. The Company estimates that unit volume declines accounted for approximately $18 million of sales in the major products the Company supplies in this segment.

Gross profit. Gross profit increased $2.8 million, or 19.1%, to $17.5 million in 2007 from $14.7 million in the same period in 2006. As a percent of net sales, gross profit decreased 0.9% to 9.5% in 2007 from 10.4% in 2006. Included in gross profit in 2007 are restructuring charges of approximately $1.0 million, or 0.5% of net sales related to the continued integration of Adorn into Patrick. Gross profit dollars increased as a result of approximately $6.2 million in increased contribution from the Adorn acquisition.

Operating income. Operating income decreased $0.4 million, or 5.9%, to $5.9 million in 2007 from $6.3 million in 2006. As a percent of net sales, operating income decreased 1.2% to 3.2% in 2007 from 4.4% in 2006. Operating income includes approximately $1.1 million in restructuring charges related to the continued integration of Adorn into Patrick. The Adorn acquisition contributed approximately $3.4 million to operating income for the year to date period ended September 30, 2007. The decrease in operating income is a result of decreased sales volume exclusive of the Adorn acquisition.

DISTRIBUTION SEGMENT DISCUSSION

Net sales. Net sales decreased $10.5 million, or 11.3%, to $82.5 million in the nine-month period ending September 30, 2007 from $93.0 million in the same period in 2006. The decreased sales volume is due to shipment declines of approximately 22% in the manufactured housing industry, which is the primary market sector this segment serves. Unit sales volumes declined approximately 24%, and pricing declined approximately 10% on certain commodity products in this segment from period to period.

Gross profit. Gross profit decreased $0.8 million, or 7.0%, to $10.8 million in 2007 from $11.6 million in the same period in 2006. As a percentage of net sales, gross profit increased approximately 0.6% to 13.1% in 2007 from 12.5% in 2006. The decrease in dollars is attributable to reduced sales volumes and the increase in gross profit as a percent of net sales is due to price increases on certain other commodity products in this segment, margin maintenance, and additional contribution from approximately $4.0 million in new product sales from period to period.

Operating income. Operating income decreased $1.4 million, or 30.2%, to $3.2 million in 2007 from $4.6 million in 2006. The decrease in operating income is attributable to the decrease in sales volume from period to period while fixed costs remained constant.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales. Net sales increased $17.1 million, or 127.0%, to $30.6 million in the nine-month period ended September 30, 2007 from $13.5 million in the same period in 2006. The Adorn acquisition contributed approximately $23 million in incremental sales to this segment in 2007. Exclusive of the Adorn acquisition, net sales decreased primarily as a result of weakness in both the manufactured housing and recreational vehicle industries in the third quarter of 2007. In the third quarter of 2007 in conjunction with the acquisition of Adorn and its cabinet door facility in Elkhart, Indiana, the Company closed and consolidated its Patrick hardwood cabinet door operation in Oregon into this division. The Company expects to lose approximately $4.0 million in annualized sales volume as a result of this consolidation due primarily to logistics and contribution levels.

Gross profit. Gross profit increased $2.3 million, or 182%, to $3.6 million in 2007 from $1.3 million in 2006. As a percent of net sales, gross profit increased 2.3% to 11.8% in 2007 from 9.5% in 2006. Gross profit includes approximately $0.5 million in restructuring charges related to the closing and consolidation of the Company’s cabinet door division as a result of the Adorn acquisition. The increased gross profit dollars and percent of net sales are due to the incremental volume and profitability from the Adorn acquisition and its state of the art cabined door facility and vinyl printing facility in the second quarter of 2007.

Operating income. Operating income increased $1.9 million to $1.9 million in 2007 from a break-even in the same period in 2006. As a percent of net sales, operating income increased 6.0% to 6.3% in 2007 from 0.3% in 2006. The increase in operating income is attributable to the additional contribution related to the activity from the Adorn operating units. The Company’s Patrick hardwood cabinet door division incurred operating losses of approximately $0.8 million through September 2007. A decision was made to close this unprofitable division in the third quarter of 2007 and consolidate a portion of its business into Adorn’s profitable state-of-the-art cabinet door facility in Elkhart, Indiana.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales. Net sales increased $7.0 million, or 18.6%, to $44.5 million 2007 from $37.5 million in the same period in 2006. The increased sales volume is attributable to increased unit sales in this segment of approximately 11%, and increased raw aluminum prices of approximately 9% year over year.

Gross profit. Gross profit decreased approximately $0.7 million, or 23.2%, to $2.3 million in 2007 from $3.0 million in 2006. As a percent of net sales, gross profit decreased 2.8% to 5.2% in 2007 from 8.0% in 2006. The decrease in gross profit from period to period is due to several factors including pricing pressures from customers due to soft industrial, housing, and recreational vehicle market conditions, increased fuel costs, and increased costs associated with the start-up of the Company’s new $4.5 million powder coat paint facility. The Company expects soft market conditions in the aluminum extrusion market for the remainder of 2007.

Operating income. Operating income decreased $0.8 million to $0.5 million in 2007 from $1.3 million in the same period in 2006 due to the factors described above.

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

In May 2007, the Company completed the acquisition of Adorn, LLC. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility comprised of revolving credit availability of $35 million and a term loan of $75 million. The credit facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new credit facility and is therefore part of the consolidated debt package. The credit facility bears interest at either prime or the Eurodollar rate plus the Company’s credit spread which is based on cash flow leverage. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments that began in September 2007. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.2 million in financing costs as part of this transaction. Pursuant to the Credit Agreement, the Company is required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which are effective beginning in the third quarter of 2007. Obligations under the credit facility are secured by essentially all of the tangible and intangible assets of the Company.

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

In conjunction with its strategic and capital plan, the Company expects to spend up to approximately $6.0 million in 2007 on capital expenditures which includes $2.5 million in carryover costs related to the paint line addition in the Engineered Solutions segment. The Company believes that cash generated from operations and borrowings under its current credit agreement will be sufficient to fund its working capital requirements and capital expenditure programs as currently contemplated. The changes in inventory and accounts receivable balances, other than those described above, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

We believe that our cash balance, availability under our revolving line–of-credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2007.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the Management’s Discussion and Analysis and footnotes to our Report on Form 10Q for the period ended September 30, 2007 and our Annual Report on form 10-K for the year ended December 31, 2006.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Items 1A of our Form 10Q for the period ended September 30, 2007 and Form 10-K for the year ended December 31, 2006. The Company undertakes no duty to update these forward looking statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, we had 5,997,177 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of shares of common stock, including the common stock offered pursuant to this prospectus and any applicable prospectus supplement, the common stock issuable upon the exercise of options, or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time.

Tontine Capital owns 2,293,089 shares of common stock or 38.2% of the total number of shares outstanding. In addition, based on filings made with the SEC, we are aware of 4 other institutions that each hold in excess of 5% of our outstanding common stock. We are not able to predict whether or when Tontine Capital or the other institutions will sell substantial amounts of our common stock. Sales of our common stock by these institutions could adversely affect prevailing market prices for our common stock.

We could be influenced by Tontine Capital, whose interests may not be aligned with the interests of our other shareholders.

As of November 9, 2007, Tontine Capital held approximately 38.2% of our outstanding common stock. In addition, pursuant to the Securities Purchase Agreement dated April 10, 2007, Tontine currently has the right to appoint two directors to our Board of Directors. As a result of this ownership, Tontine may be able to influence all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure, and other significant corporate transactions. The interests of Tontine Capital may not in all cases be aligned with the interests of our other shareholders. The influence of Tontine Capital may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our shareholders to approve transactions that they may deem to be in their best interests. In addition, Tontine Capital and its affiliates are in the business of investing in companies and may, from time to time, invest in companies that compete directly or indirectly with us. Tontine Capital and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Certain provisions in our Articles of Incorporation and By-laws may delay, defer, or prevent a change in control that our shareholders each might consider to be in their best interest.

Our Articles of Incorporation and By-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover.

We have a rights agreement permitting under certain circumstances each holder of common stock, other than potential acquirers, to purchase one one-hundredth of a share of a newly created series of our preferred stock at a purchase price of $30 or to acquire additional shares of our common stock at 50% of the current market price. The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock, except with respect to Tontine Capital and its affiliates and associates, who are permitted to acquire up to 40% of our outstanding common stock.

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

PATRICK INDUSTRIES, INC.

(Company)

Date	November 9, 2007	/S/Paul E. Hassler

Paul E. Hassler

(President)

(Chief Executive Officer)

Date	November 9, 2007	/S/Andy L. Nemeth

Andy L. Nemeth

(Executive Vice President-Finance)

(Chief Financial Officer)