Form 10-K/A
period 2006-12-31
PATRICK INDUSTRIES INC
filed 2007-12-12
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

AMENDMENT NO. 1

to

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

As of December 1, 2007 there were 6,002,461 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders held on May 10, 2007 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE:

This amendment to the Form 10-K of Patrick Industries, Inc. (the “Company”) is being amended to include the signature of the Company’s independent registered public accounting firm on the report to the Company included in Item 8 of the Form 10-K.

PATRICK INDUSTRIES, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I		4
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4
PART IV		5
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	5

FINANCIAL SECTION

PART I

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) on page 24 of this Annual Report.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Page

(a)	(1)	FINANCIAL STATEMENTS

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated balance sheets - December 31, 2006 and 2005	F-2

		Consolidated statements of income - years ended December 31, 2006, 2005, and 2004	F-3

		Consolidated statements of shareholders’ equity - years ended December 31, 2006, 2005, 2004	F-4

		Consolidated statements of cash flows - years ended December 31, 2006, 2005, and 2004	F-5

		Notes to the financial statements	F-6-26

	(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index on pages 26 and 27 are filed and incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

December 12, 2007	PATRICK INDUSTRIES, INC

By /s/ Paul E. Hassler

Paul E. Hassler, President and Chief Executive Officer

Patrick Industries, Inc.

And Subsidiaries

Consolidated Financial Report

12.31.2006

McGladrey & Pullen, LLP is a member firm of RSM International

-- an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Patrick Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ McGladrey & Pullen, LLP

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

Nature of business:

The Company’s operations consist of the manufacture and distribution of building products and materials for use primarily by the Manufactured Housing, Recreational Vehicle, and Industrial markets for customers throughout the United States.

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

Risks and uncertainties:

The Company purchases significant amounts of materials, which are commodities, from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company’s purchases of these items can be based on supplier allocations.

Significant accounting policies:

Principles of consolidation:

The consolidated financial statements include the accounts of Patrick Industries, Inc., and its wholly-owned subsidiaries, Harlan Machinery Company, Inc. and Machinery Repair Company, Inc. (“the Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Trade receivables:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Trade receivables in the accompanying balance sheets at December 31, 2006 and 2005 are stated net of an allowance for doubtful accounts of $150. Management determines the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. In conjunction with the Company’s credit terms, trade receivables are considered to be past due if any portion of the receivable balance is outstanding for more than 30 days. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Customer terms are generally on an unsecured basis for terms of 30 days.

The following table summarizes the changes in the Company’s allowance for doubtful accounts for 2006 and 2005:

Inventories:

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or market. Inventories are also written-down for management’s estimates of product which will not sell at historical cost. Write-downs of inventories establish a new cost basis which is not adjusted for future increases in the market value of inventories or changes in estimated obsolescence.

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

Patrick Industries, Inc.

And Subsidiaries

Notes To Financial Statements

(in thousands, except per share amounts)

Derivative financial instruments:

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability “cash flow” hedge. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

In addition, the Company is contingently liable for standby letters of credit of approximately $2,812 to meet credit requirements for the Company’s insurance providers.

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

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed approximately $225 at December 31, 2006. The excess loss portion of the employees’ coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers’ compensation liability, general liability and automobile insurance. The Company is responsible for a per occurrence limit, with an aggregate amount not to exceed approximately $7,000 on an annual basis. The excess loss portion of the employees’ coverage has been insured with a commercial carrier.

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

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, current pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

The accounting policies of the segments are the same as those described in “Significant Accounting Policies,” except that segment data includes intersegment revenues. Assets are identified with the segments with the exception of cash, prepaid expenses, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income, and total identifiable assets.

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

10.17+

-Amendment to Credit Facility and Loan Participation Agreement, dated January 29, 2007, among the Company, JPMorgan Chase Bank, N.A. and National City Bank of Indiana, and new Term Note, dated January 29, 2007, between the Company and JPMorgan Chase Bank, N.A......

12.1+	-Computation of Operating Ratios......

21.1+	-Subsidiaries of the Registrant .........

23.1**	-Consent of McGladrey & Pullen, LLP .........

31.1**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer .........

31.2**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer .........

32.1**	-Certification pursuant to 18 U.S.C. Section 1350 .........

*Management contract or compensatory plan or arrangement.

**Filed herewith.

+ Previously filed with the Company’s initial filing of its Annual Report on Form 10-K on April 2, 2007.