Form 10-K
period 2007-12-31
PATRICK INDUSTRIES INC
filed 2008-03-31
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007	or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file Number 0-3922

PATRICK INDUSTRIES, INC.

(Exact name of Company as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1057796 (IRS Employer identification No.)

107 West Franklin Street, P.O. Box 638, Elkhart, Indiana (Address of principal executive offices)	46515 (ZIP code)

(574) 294-7511 (Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, without par value (Title of each class)	Nasdaq Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” or “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company on June 30, 2007 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 57.5% of the shares are owned by non-affiliates) was $54,209,451. The closing market price was $15.76 on that day and 5,984,427 shares of the Company’s common stock were outstanding.

As of March 15, 2008 there were 7,133,033 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2008 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

FINANCIAL SECTION

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

Patrick Industries, Inc. (the “Company,” “We,” or “Us”), which was founded in 1959 and incorporated in 1961, is a leading manufacturer and supplier of building products and materials to the manufactured housing and recreational vehicle industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, furniture manufacturing, office furniture, commercial fixtures and furnishings, marine, architectural, and the automotive aftermarket. We manufacture a variety of products including decorative vinyl and paper panels, wrapped mouldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, drawer sides, slotwall and slotwall components, components for electronic desks, countertops, aluminum extrusions, drawer sides, printed decorative vinyl and paper, and adhesives. We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, Beauflor resilient flooring and other flooring products, particleboard, vinyl and cement siding, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers. We believe that we are one of the few suppliers to the manufactured housing and recreational vehicle industries that has such a nationwide network. We maintain six manufacturing plants and a distribution facility near our principal offices in Elkhart, Indiana, and operate eleven other warehouse and distribution centers and eleven other manufacturing plants in thirteen other states.

In January 2007, we acquired the net assets of American Hardwoods, Inc., a distributor of hardwood products to the commercial and industrial markets located in Phoenix, Arizona. American Hardwoods supplies industrial wood products, including hardwood plywood, hardwood lumber, thermo-fused melamine and particleboard to the kitchen cabinet, office furniture, commercial fixture, home furniture, and garage cabinet industries. American Hardwoods also supplies roll lamination products which directly complement our current lamination product lines.

In May 2007, we acquired all of the outstanding capital stock of Adorn Holdings, Inc., an Elkhart Indiana based manufacturer and supplier of laminated wall paneling, cabinet doors, printed decorative vinyl and papers, slotwall and slotwall components, and other interior components to the recreational vehicle, manufactured housing, and other industrial markets.

Strategy

We believe that we have developed quality working relationships with our customers and have oriented our business and the expansion of our business to the needs of these customers. These customers include all of the larger manufactured housing and recreational vehicle manufacturers and a number of large to medium-sized industrial customers. Our manufactured housing and recreational vehicle customers generally demand the lowest competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers. Our industrial customers are less price sensitive than our recreational vehicle and manufactured housing customers, and more focused on quality customer service and quick response time. The result has been that we have focused our efforts on maintaining and improving the quality of our manufactured products, developed a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility and short lead times, and prioritized the implementation of lean manufacturing principles and continuous improvement in all of our facilities including our corporate office. As we explore new markets and industries, we believe that these and other strategic initiatives have provided us with a strong foundation for future growth.

In 2007, approximately 37% of our sales were to the manufactured housing industry, 35% to the recreational vehicle industry, and 28% to industrial and other markets. In 2006, approximately 44% of our sales were to the manufactured housing industry, 28% to the recreational vehicle industry, and 28% to industrial and other markets. The manufactured housing and recreational vehicle industries are generally characterized by price sensitivity, cyclical demand and production, small order quantities, and short lead times. The industrial and other markets that we serve, while similar in some aspects, are characterized by longer production runs and quality customer service, and are directly linked to the residential housing markets.

Management has identified several operating strategies, including the following:

Strategic Acquisitions and Expansion

We supply a broad variety of building material products and, with our nationwide manufacturing and distribution capabilities, we are well positioned for the introduction of new products. We, from time to time, consider the acquisition of additional product lines, facilities, companies with a strategic fit, or other assets to complement or expand our existing businesses. We have developed an acquisition strategy in conjunction with our strategic plan and are actively investigating and pursuing quality business acquisition opportunities.

In January 2007, we purchased the assets of American Hardwoods, Inc., an industrial hardwood product distributor located in Phoenix, Arizona for $7.1 million. This operation supplies industrial wood products to the kitchen cabinet, store furniture and fixture, garage cabinet, residential furniture, and other markets and represents a new entry point into the industrial market for us.

In May 2007, we purchased all of the outstanding stock of Adorn Holdings, Inc., a major manufacturer and supplier to the manufactured housing, recreational vehicle, and industrial markets, located in Elkhart, Indiana, and seven other states, for $78.8 million. This acquisition represented the largest acquisition in our history, virtually doubled our manufacturing revenues, and immediately strengthened our market position and presence in the major industries that we serve. Due to the size and complexity of the acquisition, and the potential for synergy realization through facility rationalization, headcount reduction, vendor consolidation, and the implementation of best practices, we intensely focused our efforts for the remainder of 2007 on the consolidation of Adorn into Patrick in order to maximize the planned efficiencies as soon as possible. From May through December 2007, we closed and consolidated five Adorn facilities into Patrick locations, closed and consolidated two Patrick business units and two manufacturing cells, consolidated the corporate offices and restructured and realigned our sales and operating teams. We began to realize, and expect to continue to realize, synergy savings from this acquisition on a go-forward basis.

Due to our resources available from an infrastructure perspective, we expect to use most of 2008 to focus on maximizing efficiencies from the consolidation of Adorn into Patrick and aggressively pursue further acquisition opportunities beginning in the fourth quarter of 2008.

Diversification into Other Industrial Markets

While we continually seek to improve our position as a leading supplier to the manufactured housing and recreational vehicle industries and have substantially increased our presence in these markets through the acquisition of Adorn in 2007, we are also seeking to expand our product lines into other industrial markets. Many of our products, such as countertops, cabinet doors, laminated panels, and shelving, have applications in the kitchen cabinet, office furniture and fixture, and architectural markets. We have a dedicated sales force focused on increasing our industrial market penetration. In addition, the manufacturing processes for our aluminum extrusions can be easily applied to the production of products for the marine, automotive and truck accessories markets and aftermarkets, and many other markets.

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

Utilization of Manufacturing Capacity

We own a majority of our operating facilities and through the acquisition and consolidation of Adorn into Patrick, have increased capacity utilization at all of our consolidated manufacturing facilities. We currently have two plant expansion initiatives in process to allow for the increased volumes taken on at these operating facilities. Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and flex our labor force. While we have increased capacity utilization, the decline in volume levels due to soft industry conditions in all of the major markets we serve still allow for the opportunity to generate further efficiencies, and we have the ability to substantially increase volumes in almost all of our facilities without adding comparable incremental fixed costs. With the expected continued weak economic conditions, we are continually exploring opportunities for further consolidation.

Product Development and New Product Introductions

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our market presence in all of the markets that we serve and gain entrance into other potential markets. We remain committed to new product development and introduction initiatives. In the last two years we have introduced a number of new products including our exclusive line of resilient flooring products which, in 2006 and 2007 generated approximately $2.3 million and $5.1 million of incremental revenue, respectively. New product development is critical to growing our revenue base and continually keeping up with changing market conditions and predicting customer demand.

Business Segments

Our operations through December 31, 2007 were comprised of four reportable segments which include the Primary Manufactured Products segment, the Distribution segment, the Other Component Manufactured Products segment, and the Engineered Solutions segment. Information related to those segments is contained in “Note 15-Segment Information” appearing in the financial statements included herein as noted in the index appearing under Item 15(a)(1).

Principal Products

Through our manufacturing divisions, we manufacture decorative vinyl and paper panels, wrapped mouldings, hardwood, foil and membrane pressed cabinet doors, interior passage doors, kitchen cabinet components, countertops, slotwall and slotwall components, printed decorative vinyls, aluminum extrusions, and drawer sides. In conjunction with our manufacturing capabilities, we also provide value added processes including custom fabrication, edge-banding, drilling, and cut to size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, Beauflor resilient flooring and other flooring products, particleboard, vinyl and cement siding, interior passage doors, roofing products, high pressure laminates, decorative mirrors and glass, insulation, and other related products.

Manufactured panels contributed 39%, 33%, and 34% of total sales for the years ended December 31, 2007, 2006, and 2005, respectively.

Pre-finished wall panels contributed 10%, 20%, and 18% of total sales for the years ended December 31, 2007, 2006, and 2005, respectively.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. Additionally, we offer high pressure laminate laminated to substrates such as particleboard and lauan which has many uses including counter tops, and ambulance cabinetry. We manufacture laminate countertops and solid surface countertops, as well as slotwall and slotwall components for the store and office fixture markets. Laminated products are used in the production of wall, cabinet, shelving, counter, and fixture products with a wide variety of finishes and textures.

We manufacture three distinct cabinet door product lines in both raised and flat panel designs, as well as square, cathedral, and arched panels. One product line is manufactured from raw lumber using solid oak, maple and other hardwood materials. Another line of doors is made of laminated fiberboard, and a third line uses membrane press technology to produce doors and components with vinyls ranging from 2 mil to 14 mil in thickness. Several outside profiles are available on square, cathedral, and arched raised panel doors and the components include rosettes, arched window trim, blocks and window sills, among others. Our doors are sold mainly to the manufactured housing and recreational vehicle industries. We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our vinyl printing facility produces a wide variety of decorative vinyls which range from 4 mil to 5 mil in thickness and are shipped in rolls ranging from 350-700 yards in length.  This facility produces material for both internal and external use.

Our Metals division produces semi-fabricated and fabricated aluminum extrusions for structural and non-structural applications. These extrusions are custom made for window and wall systems, awning applications, home door framing, recreational vehicle framing and trim applications, stadium seating, military vehicles, conveyance systems, marine products, and other commercial and industrial applications. In 2007, we installed a state of the art 25’ vertical powder paint line in this division. This new line utilizes an innovative water treatment system, energy efficient pre-treat and curing ovens, and a high density conveyance system in conjunction with powder paint. This process adds value to the raw extrusions in an environmentally friendly procedure. The painted extrusions are used in numerous end products and markets and the addition of this new equipment will allow our Metals division to penetrate new markets.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries, and in other industrial markets.

The current downturn in the residential housing market has had an adverse impact on our operations as the three primary industries in which we operate are experiencing overall declines that are expected to continue through 2008 and potentially into 2009. The manufactured housing industry continues to be negatively impacted by financing concerns and a lack of available financing sources, and the current credit situation in the residential housing market puts additional pressure on consumers, who are generally using financial institutions and conventional financing as a source for these purchases. Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore any situation which causes concerns related to discretionary income has a negative impact on these markets. Approximately 80%-85% of our industrial revenue base is associated with the residential housing market, and therefore there is a direct correlation between the demand for our products in this market and new residential housing production.

Manufactured Housing

The manufactured housing industry has historically served as a more affordable alternative to the traditional home buyer. Because of the relative lower cost of construction as compared to site built homes, manufactured homes traditionally have been one of the principal means for first-time home buyers to overcome the obstacles of large down payments and higher monthly mortgage payments. Manufactured housing also presents an affordable alternative to site built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site built homes. The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of home buyers.

Manufactured homes are built in accordance with national, state, and local building codes. Manufactured homes are factory built and transported to a site where they are installed, often permanently. Some manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles.

Modular homes, which are a component of the manufactured housing industry, are factory built homes that are built in sections and transported to the site for installation. These homes are generally set on a foundation and are subject to land/home financing terms and conditions. In recent years these units have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost, as well as their less restrictive access to financing when compared to the chattel lending market.

The manufactured housing industry is fairly cyclical and is affected by the availability of alternative housing, such as apartments, town houses, and condominiums. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The manufactured housing industry has been operating at the cyclical low point of the cycle over the past eight years where shipments steadily decreased on an annual basis from 1999 to 2004. The 2005 shipment statistics showed improvement which was aided by the increased demand for FEMA units as a result of the hurricane damage in the southeast in the third quarter of 2005. The 2006 levels unfortunately reverted back to the lowest levels in more than 45 years at approximately 117,000 units, or approximately 20% less than in 2005 and 2007 levels fell even further to finish at approximately 95,000 units. From its most recent highs in 1998 to its current lows in 2007, shipments have declined almost 75%.

We believe that the factors responsible for the most recent declines include lack of available financing and access to the asset backed securities markets, high vacancy rates in apartments, high levels of repossessed inventories, and over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes. Additionally, low conventional mortgage rates for residential site built housing have contributed to the decline as manufactured home loans and chattel mortgage loans generally carry a larger interest rate and less competitive terms. Beginning in mid-1999 and continuing through 2007, the Manufactured Housing Industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for both retail and dealers. We believe that the coming year will be consistent with 2007 from a shipment perspective. While there is demand for permanent rebuilding in the hurricane damaged areas, credit conditions remain adverse and current overall economic conditions are not favorable in relation to the factors which will promote positive growth. The availability of financing and access to the asset-backed securities market is still restricted, and we believe that employment growth and an increase in mortgage interest rates on conventional housing are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels.

The following chart reflects the historical shipment levels in the manufactured housing industry from 1991 through 2007:

Recreational Vehicles

The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities. In the past, fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, have had an adverse impact on recreational vehicle sales. In recent years the industry has experienced increased demand as a result of an increasing number of “baby-boomers” reaching retirement age, continued growth in disposable incomes, and low inflation and low interest rates. Increased gasoline prices over the past four years appear to have impacted the sales of motorized units; however, the towable unit shipments still remain strong. Long term trends point to market growth because of favorable demographics.

Recreational vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association. The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheel trailers, motor homes, and conversion vehicles. These recreational vehicles are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling.

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

The period beginning in 1999 and continuing through 2007 resulted in eight out of the nine years with shipment levels over 300,000 units. In 1999, the industry shipped 321,200 units. Increased gasoline prices and uncertainty with regard to the economy resulted in shipment declines over the next two years of more than 20%. The industry rebounded in 2002, and that rebound continued through 2006, due to improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. Shipments declined in 2007 from the 2006 levels, but still remained at very positive levels. The damage from the hurricanes in the southeast in the third quarter of 2005 resulted in increased demand for temporary housing and it is estimated that almost 39,000 incremental units were shipped to support the FEMA orders from September through December, 2005. The FEMA shipments, while at a lower rate, continued into the first quarter of 2006. Shipment levels started to soften in the third and fourth quarters of 2006 and into 2007, and while demographic trends point to positive conditions for this particular market sector in the foreseeable future, current forecasts for 2008 indicate an estimated decline of between 10 and 15%.

The following chart reflects the historical shipment levels in the recreational vehicle industry from 1991 through 2007:

Other Markets

Many of our core products, including laminated panels, countertops, cabinet doors, shelving, and high pressure laminates may be utilized in the kitchen cabinet, store fixture and commercial furnishings, and home and office furniture markets. These markets are categorized by a less price driven customer base and provide opportunity for us to diversify our customer base while providing increased contribution and efficiency improvements to our core competencies. While the residential furniture markets have been severely impacted by import pressures, the other markets still provide opportunities for increased sales penetration and market share gains.

Our aluminum extrusion process is easily applied to the production of accessories and parts for recreational vehicles, trucks, vans, and automobiles, as well as architectural and certain other building products. Our cabinet doors are high quality and provide potential access into the residential kitchen and bath markets.

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

Marketing and Distribution

Our sales are to manufactured housing and recreational vehicle manufacturers and other industrial products manufacturers. We have approximately 1,500 customers. We have six customers, who together accounted for approximately 38% and 34% of our total sales in 2007 and 2006, respectively. We believe we have good relationships with our customers.

Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by us. Approximately 38% and 49% of our distribution segment’s products were shipped directly from the suppliers to our customers in 2007 and 2006, respectively. We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers, As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service. We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers. Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advance estimation of customer orders. We maintain a substantial inventory to satisfy these orders. We have no significant backlog of orders.

We operate twelve warehouse and distribution centers and seventeen manufacturing operations located in Alabama, Arizona, California, Florida, Georgia, Illinois, Indiana, Kansas, Minnesota, North Carolina, Oregon, Pennsylvania, Tennessee, and Texas. Through the use of these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Suppliers

During the year ended December 31, 2007, we purchased approximately 65% of our raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 35% of our purchases. Our current major material suppliers with contracts include: United States Gypsum through December 31, 2010, Masonite through December 31, 2009, and BIG Flooring which is an evergreen agreement with a ninety day termination clause. We have terms and conditions with these and other suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

Materials are primarily commodity products, such as lauan, gypsum, aluminum, particleboard, and other lumber products, which are available from many suppliers. We maintain a long-term supply agreement with one of our major suppliers of materials to the manufactured housing industry that could have a negative impact on sales in the short term in the event of any unforeseen negative circumstances. We believe that we have a good relationship with this supplier and all of our other suppliers. Alternate sources of supply are available for all of our major material purchases.

Competition

The manufactured housing and recreational vehicle industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Competition is based primarily on price, product features, quality, and service. We have several competitors in each class of our products. Some manufacturers and suppliers of materials purchased by us also compete with us and sell directly to the same industries. All of our competitors currently compete with us on a regional and local basis. In order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment and experienced personnel would be required. The other industrial markets in which we continue to expand are also highly competitive.

Employees

As of December 31, 2007, we had 1,331 employees, 1,078 of which were engaged directly in production, warehousing, and delivery operations; 65 in sales; and 188 in office and administrative activities. Between January 1, 2008 and March 20, 2008 we eliminated approximately 82 positions across the Company including approximately 30 office and administrative positions which are estimated to save approximately $4.0 million in annualized costs including benefits. There are two manufacturing plants and one distribution center covered by collective bargaining agreements. We consider our relationships with our employees to be good.

We provide retirement, group life, hospitalization, and major medical plans under which the employee pays a portion of the cost.

Executive Officers of the Company

The following table sets forth the executive officers of the Company, as of March 31, 2008:

Name	Position

Paul E. Hassler	President and Chief Executive Officer
Todd M. Cleveland	Executive Vice President of Operations and Sales, Chief Operating Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
Gregory G. Lee	Executive Vice President of Marketing & New Business Development

Paul E. Hassler (age 60) assumed the position of President and Chief Executive Officer on April 5, 2004. Prior to that, Mr. Hassler held the position of Vice President Operations and Distribution - West from December 2003 through the first quarter of 2004; Executive Director of West Coast Operations from 1994 to 2003; and General Manager of California Operations from 1986 to 1994. Mr. Hassler has over 35 years of manufactured housing, recreational vehicle, and industrial experience in various capacities.

Todd M. Cleveland (age 40) assumed the position of Executive Vice President of Operations in May, 2007 upon the acquisition of Adorn Holdings, Inc. (“Adorn”) by Patrick, and was elected Executive Vice President of Operations and Sales and Chief Operating Officer in August 2007. Prior to that Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992. Mr. Cleveland has over 18 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

Andy L. Nemeth (age 39) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May 2004. Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from 2003 to 2004, and Secretary-Treasurer from 2002 to 2003. Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now Pricewaterhouse Coopers). Mr. Nemeth has over 16 years of manufactured Housing, recreational vehicle, and industrial experience in various financial capacities.

Gregory G. Lee (age 55) was elected Executive Vice President of Marketing and New Business Development as of May 2007. Prior to that Mr. Lee was Vice President of Sales and Marketing from 2004 to 2007. Mr. Lee came to Patrick Industries with a management background in sales, marketing, and operations. Mr. Lee has over thirty years of manufactured housing, recreational vehicle, and marine market experience.

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

The manufactured housing and recreational vehicle industries are highly competitive, and some of our competitors may have greater resources than we do.

We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase competitive products instead of our products. We compete not only with other suppliers to the manufactured housing and recreational vehicle producers, but also suppliers to traditional site-built homebuilders and suppliers of cabinetry and flooring. Sales could also be affected by pricing, purchasing, financing, operational, advertising, promotional, or other decisions made by purchasers of our products.

The cyclical nature of the domestic housing market has caused our sales and operating results to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The U.S. housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

terms and availability of financing for homebuyers and retailers;

consumer confidence;

interest rates;

population and employment trends;

income levels;

housing demand; and

general economic conditions, including inflation, and recessions.

The manufactured housing and recreational vehicle industries and the industrial markets are affected by the fluctuations in the residential housing market. As a result of the foregoing factors, our sales and operating results fluctuate, and we expect that they will continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the residential housing market.

The current downturn in the residential housing market has had an adverse impact on our operations.

Approximately 80 to 85% of our industrial revenue is directly or indirectly influenced by conditions in the residential housing market.  In 2007, the residential housing market experienced overall declines and credit concerns that are expected to continue through 2008 and potentially into 2009. The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our products and have had an adverse impact on our operations. Our results for the year ended December 31, 2007, include a net loss of $5.8 million, including $2.4 million in restructuring charges, on net sales of $435.2 million. The current downturn in the residential housing market may continue to adversely impact our operations in 2008.

Restrictive covenants — The terms of our Credit Agreement contain various financial performance and other covenants with which we must remain in compliance. If we do not remain in compliance with these covenants, our Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.

The documents governing the terms of our Credit Agreement contain financial and non-financial covenants that place restrictions on us and our subsidiaries. The terms of this agreement include covenants that allow for a maximum leverage limit, require minimum levels of fixed charge coverage and net worth that, to varying degrees, restrict our and our subsidiaries’ ability to:

•	make capital investments;
•	engage in new lines of business;
•	incur indebtedness, contingent liabilities, guarantees, and liens;
•	pay dividends;
•	repurchase common stock;
•	repay subordinated debt;
•	enter into sale and leaseback transactions; and
•	acquire other companies.

If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity, or result in refinancing the related indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full. At December 31, 2007, we were in violation of the leverage covenant in our Credit Agreement. We operated under a waiver of this violation until March 19, 2008, at which time the credit facility was amended.

In addition, our Credit Agreement contains provisions that require us, under certain circumstances, to use a significant portion of our Excess Cash Flow (as defined) to repay outstanding balances under the facility if our Excess Cash Flow is not reinvested in the year it is generated, as required under the agreement. As a result, our ability to execute our growth and diversification strategies could be limited.

For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report.

Seasonality and cyclical economic conditions affect the markets the Company serves.

The manufactured housing and recreational vehicle markets are cyclical and dependent upon various factors, including interest rates, access to financing, inventory and production levels. Economic and demographic factors can cause substantial fluctuations in production, which in turn impact sales and operating results. Demand for recreational vehicles and manufactured housing generally declines during the winter season. Our sales levels and operating results could be negatively impacted by changes in any of these items.

Increased cost and limited availability of raw materials may have a material adverse effect on our business and results of operations.

Prices of certain materials, including gypsum, lauan, particleboard, MDF, aluminum and other products, can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and are dependent upon vessel shipping schedules and port availability. Further, certain of our commodity product suppliers often operate at or near capacity, resulting in some products having the potential of being put on allocation. Our sales levels and operating results could be negatively impacted by changes in any of these items.

The ability to attract and retain qualified executive officers and key personnel may adversely affect our operations.

The loss of any of our executive officers or other key personnel could reduce our ability to manage our business and strategic plan in the short term and could cause our sales and operating results to decline.

Our ability to integrate acquired businesses may adversely affect operations.

As part of our business and strategic plan, we continue to look for strategic acquisitions to provide shareholder value. In 2007, we acquired American Hardwoods, Inc. (“American Hardwoods”) and Adorn

Holdings, Inc. (“Adorn”). These acquisitions, and any future acquisitions, require the effective integration of an existing business and its administrative, financial, sales and marketing, and manufacturing and other functions to maximize synergies. These acquisitions involve a number of risks that may affect our financial performance including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, and possible corporate culture conflicts. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities may arise after completion of these acquisitions.

Increased levels of indebtedness may harm our financial condition and results of operations.

Pursuant to our Credit Agreement, we established a five-year senior secured credit facility comprised of a five-year $35,000,000 revolving line of credit and a $75,000,000 term loan. In addition, pursuant to a Securities Purchase Agreement, dated April 10, 2007, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively “Tontine”) provided interim debt financing in connection with the acquisition of Adorn in the aggregate amount of $13,975,000 in exchange for 9.5% senior subordinated notes (the “senior notes”), which, if not prepaid by May 18, 2008, will accrue interest at a rate of 13.5%. The proceeds of these financings were used to finance the Adorn acquisition, to provide liquidity for the working capital needs of the combined companies and to repay borrowings under our previous credit facility. Our increased indebtedness as a result of the Adorn acquisition as well as our greater need for working capital may harm our financial condition and negatively impact our results of operations. The increase in our level of indebtedness could have consequences on our future operations, including (i) making it more difficult for us to meet our payments on other outstanding debt; (ii) an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; (iii) reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; (iv) limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; and (v) placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Potential impairment charges — We have a significant amount of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment which are subject to periodic review and testing for impairment.

A significant portion of our total assets at December 31, 2007 were comprised of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment. Under generally accepted accounting principles each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. These tests require projections of future cash flows and estimates of fair value of the assets. Unfavorable trends in the industries in which we operate or in our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material effect on our operating results and financial position.

A variety of factors could influence fluctuations in the market price for our common stock.

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate. Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;
•	historically low trading volume;
•	high concentration of shares held by institutional investors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the gain or loss of significant customers;
•	additions or departure of key personnel;
•	events affecting other companies that the market deems comparable to us;
•	general conditions in industries in which we operate;
•	general conditions in the United States and abroad;
•	the presence or absence of short selling of our common stock;
•	future sales of our common stock or debt securities; and
•	announcements by us or our competitors of technological improvements or new products.

Fluctuations in the stock market may have an adverse effect upon the price of our common stock.

The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock.

Ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

On March 15, 2008 we had 7,133,033 shares of common stock outstanding. We cannot predict the effect, if any, that future sales of shares of common stock, including the common stock offered pursuant to this prospectus, the common stock issuable upon the exercise of options, or the availability of shares of common stock for future sale, will have on the market price of our common stock prevailing from time to time.

On March 15, 2008, Tontine owned 3,468,089 shares of common stock or approximately 49% of our total common stock outstanding. Pursuant to a Standby Purchase Agreement in connection with a proposed rights offering to be voted on by our shareholders at our Annual Meeting on May 14, 2008, Tontine has agreed that, upon the expiration of the rights offering, it will purchase in a private placement (i) its pro rata portion of the shares offered in the rights offering, and (ii) any and all shares not subscribed for by other shareholders in the rights offering at the proposed $7.00 per share subscription price. As a result, Tontine may further increase its percentage ownership. In addition, based on filings made with the SEC, we are aware of 3 other institutions that each hold in excess of 5% of our outstanding common stock. We are not able to predict whether or when Tontine or the other institutions will sell substantial amounts of our common stock. Sales of our common stock by these institutions could adversely affect prevailing market prices for our common stock.

We could be influenced by Tontine, whose interests may not be aligned with the interests of our other shareholders.

At March 15, 2008, Tontine held approximately 49% of our outstanding common stock. Pursuant to a Standby Purchase Agreement, Tontine is acting as the standby purchaser of any and all shares not subscribed for by other shareholders in the proposed rights offering and, as a result, may further increase its percentage ownership. As a result of its substantial ownership interest, Tontine may be able to influence all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition, pursuant to the Securities Purchase Agreement, dated April 10, 2007, Tontine currently has the right to appoint two directors to our board of directors. The interests of Tontine may not in all cases be aligned with the interests of our other shareholders. The influence of Tontine may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our shareholders to approve transactions that they may deem to be in their best interests. In addition, Tontine and its affiliates are in the business of investing in companies and may, from time to time, invest in companies that compete directly or indirectly with us. Tontine and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Certain provisions in our Articles of Incorporation and By-laws may delay, defer or prevent a change in control that our shareholders each might consider to be in their best interest.

Our Articles of Incorporation and By-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider, and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover.

On March 21, 2006, our board adopted a Rights Agreement with National City Bank as our rights agent (the “Rights Agreement”). The Rights Agreement permits under certain circumstances each holder of common stock, other than potential acquirers, to purchase one one-hundredth of a share of a newly created series of our preferred stock at a purchase price of $30 or to acquire additional shares of our common stock at 50% of the current market price. The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock, except with respect to Tontine and its affiliates and associates, who are exempt from the provisions of the Rights Agreement pursuant to an amendment signed on March 12, 2008.

Insurance Coverages and Terms and Conditions.

We negotiate our insurance contracts annually for property, casualty, workers compensation, general liability, health insurance, and directors and officers liability coverage. Due to conditions within these insurance markets and other factors beyond our control, future coverage limits, terms and conditions and the amount of the related premiums could have a negative impact on our operating results. While we continually measure the risk/reward of policy limits and coverage, the lack of coverage in certain circumstances could result in potential uninsured losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, the Company maintained the following warehouse, manufacturing and distribution facilities:

Location	Use	Area Sq. Ft.	Ownership or Lease Arrangement

Elkhart, IN	Manufacturing(P)	40,000	Leased to 2008
Elkhart, IN	Distribution(D)	107,000	Owned
Elkhart, IN	Manufacturing (P)	182,000	Owned

Elkhart, IN	Admin. Offices	35,000	Owned
Elkhart, IN	Admin. Offices	18,000	Leased to 2008
Elkhart, IN	Manufacturing (O)	210,000	Leased to 2010
Elkhart, IN	Manufacturing (P)	198,000	Leased to 2018
Elkhart, IN	Manufacturing (P)	90,000	Leased to 2008
Elkhart, IN	Design Center	4,000	Leased to 2009
Mishawaka, IN	Manufacturing(E)	223,000	Owned
Decatur, AL	Distribution(D)	40,000	Leased to 2009
Decatur, AL	Manufacturing(P)	35,000	Owned
Decatur, AL	Manufacturing(P)(O)	59,000	Owned
Valdosta, GA	Distribution(D)	31,000	Owned
New London, NC	Mfg. & Dist.(P)(D)	163,000	Owned
Halstead, KS	Distribution(D)	36,000	Owned
Waco, TX	Mfg. & Dist.(P)(D)	106,000	Owned
Waco, TX	Manufacturing(P)	21,000	Leased to 2009
Mt. Joy, PA	Manufacturing(P)	33,000	Owned
Mt. Joy, PA	Mfg. & Dist. (P)(D)	56,000	Owned
Ocala, FL	Manufacturing(P)	56,000	Owned
Fontana, CA	Mfg. & Dist.(P)(D)	110,000	Owned
Fontana, CA	Manufacturing(P) (1)	72,000	Owned
Fontana, CA	Mfg. & Dist.(P)(D)	71,000	Leased to 2009
Woodland, CA	Distribution (D)	17,000	Leased to 2009
Phoenix, AZ	Manufacturing (P)	45,000	Leased to 2010
Bensenville, IL	Manufacturing (O)	54,000	Leased to 2013
Madisonville, TN	Manufacturing (P)	43,000	Leased to 2009
Woodburn, OR	Mfg. & Dist.(P)(D)(O)	153,000	Owned

(P) Primary Manufactured Products

(D) Distribution

(O) Other Component Manufactured Products

(E) Engineered Solutions

(1) Building for sale

Pursuant to the terms of the Company’s credit agreement, all of its owned facilities are subject to a mortgage and security interest

As of December 31, 2007, we owned or leased 40 trucks, 58 tractors, 103 trailers, and 202 forklifts, and 8 automobiles. All owned and leased facilities and equipment are in good condition and are well-maintained.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and suits in the ordinary course of business. In management’s opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following proposals were submitted to and approved at a Special Meeting of Shareholders on November 29, 2007:

(1)

A proposal to approve a rights offering granting shareholders one right to purchase 0.2 of a share of our common stock, for each share of common stock owned, at a purchase price of $11.25 per share (the “Rights Offering”), or an aggregate of approximately 1,200,000 shares of common stock for an aggregate purchase price of approximately $13,500,000. The proposal was approved by 4,775,156 shares, with 114,150 shares voting against the proposal, 1,343 shares abstaining from the vote, and no broker non-votes.

(2)

A proposal to approve a Standby Purchase Agreement between us and Tontine and transactions contemplated under such agreement, pursuant to which Tontine committed to purchase at $11.25 per share, any shares not purchased in the Rights Offering. The proposal was approved by 4,754,795 shares, with 134,150 shares voting against the proposal, 1,704 shares abstaining from the vote, and no broker non-votes.

(3)

A proposal to approve the sale of up to 130,000 shares of common stock to certain management employees at $11.25 per share, or an aggregate purchase price of up to $1,462,500. The proposal was approved by 4,725,842 shares, with 161,988 shares voting against the proposal, 2,819 shares abstaining from the vote, and no broker non-votes.

(4)

A proposal to amend our Articles of Incorporation to increase the number of authorized shares of common stock, without par value, from 12,000,000 to 20,000,000 and the aggregate number of shares of capital stock to 21,000,000. The proposal was approved by 5,368,593 shares, with 159,381 shares voting against the proposal, 4,412 shares abstaining from the vote, and no broker non-votes.

PART II

ITEM 5.           MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Stock MarketSM under the symbol PATK. The high and low trade prices of the Company’s common stock as reported on NASDAQ for each quarterly period during the last two years were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007	$12.500 - $ 9.000	$18.590 - $10.570	$18.300 - $11.320	$13.530 - $ 9.030
2006	$12.380 - $10.220	$13.400 - $10.910	$13.000 - $ 9.250	$13.480 - $11.530

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

There were approximately 400 holders of our common stock as of March 15, 2008 as taken from the transfer agent’s shareholder listing. It is estimated that there are approximately 1,000 holders of our common stock held in street name.

Dividends

We declared a first time quarterly dividend of $.04 per common share starting June 30, 1995 and continued it through the first quarter of 2003. The Board of Directors suspended the quarterly dividend in the second quarter of 2003 due to industry conditions and has not paid a dividend since that time. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, restrictions under the Company’s credit agreement, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the fourth quarter of 2007, neither the Company, nor any affiliated purchaser, repurchased any of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein:

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)

Net sales	$435,203	$347,629	$323,400	$301,555	$274,682
Gross profit	48,279	42,063	38,140	35,880	32,183
Warehouse and delivery expenses	20,438	14,719	13,904	13,719	12,916
Selling, general, and administrative expenses	28,785	21,091	20,263	20,341	18,275
Amortization expense	1,001	99	137	148	168
Restructuring charges	183	- - -	- - -	- - -	235
Operating income (loss)	(2,128)	6,154	3,836	1,672	589
Interest expense, net	6,529	1,631	1,396	671	679
Income taxes (credits)	(2,814)	1,894	1,016	400	(35)
Net income (loss)	(5,843)	2,629	1,424	601	(55)
Basic earnings (loss) per common share	($1.05)	$0.54	$0.30	$0.13	($0.01)
Diluted earnings (loss) per common share	($1.05)	$0.53	$0.30	$0.13	($0.01)
Weighted average common diluted shares outstanding	5,584	4,918	4,798	4,755	4,601

Cash dividends, per common share	- - -	- - -	- - -	- - -	.04
Working capital	36,898	37,105	39,447	28,770	35,635
Total assets	196,242	109,149	99,730	92,375	81,142
Long-term debt	71,501	14,006	16,472	4,100	7,771
Shareholders’ equity	71,933	66,076	62,680	60,740	59,248

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Fiscal 2007 for Patrick Industries (the “Company”) could be characterized from management’s perspective as a time of transformation for the Company. In January 2007, we completed the acquisition of American Hardwoods, Inc. (“American Hardwoods”), an industrial distribution company located in Phoenix, Arizona, representing our first acquisition since 1998. In May 2007, we completed the largest acquisition in our history by acquiring Adorn Holdings, Inc., (“Adorn”) a well-known manufacturer and supplier to the manufactured housing, recreational vehicle, and industrial markets. The purchase price for American Hardwoods was $7.1 million and the purchase price for Adorn was approximately $78.8 million. The American Hardwoods acquisition allowed us to increase our industrial penetration through a new distribution channel and represents a potential model for future industrial expansion. The Adorn acquisition presents numerous synergistic opportunities, including facility rationalization, headcount reduction, increased capacity utilization, increased purchasing leverage and presence, and the combination of two strong management teams working together to facilitate “best practices” among industry leaders. Further, the Adorn acquisition allowed us to virtually double our manufacturing revenues and significantly increase our market share in the manufactured housing and recreational vehicle industries. Both acquisitions fit within the framework of our strategic plan as it relates to strong historical financial performance, solid management teams, positive profit analysis and projections, and competitive pricing multiples, among others.

As a result of the Adorn acquisition, much of our focus from May through December 2007 was on the execution of the consolidation plan and transition of Adorn into Patrick at all levels, from the closing and consolidation of seven manufacturing plants and two operating cells, to the administrative and corporate functions necessary to drive the business. Additionally, we continue to analyze the benefits of relocating certain divisions in order to capitalize on floor space, rail siding, and cost. The goal to have the majority of the transition completed by December 31, 2007 was met on time and according to plan. From a demographic and logistics perspective, Adorn in its original form, operated out of ten business units located in eight different states. The Patrick platform was comprised of twenty-seven different business units (including distribution) located in twelve different states. Together, the combined company facilities overlapped in six of the eight states in which Adorn was located. Specifically as a result of the Adorn acquisition through December 31, 2007, we have closed and consolidated five Adorn operations into Patrick facilities, four of which were leased, closed operations at the Company’s unprofitable hardwood cabinet door division in Oregon and transferred that business to Adorn’s state-of-the-art cabinet door operation in Elkhart, Indiana, closed and consolidated our moulding division in California, closed two unprofitable manufacturing lines in Elkhart, reduced overall hourly and salaried headcount by approximately 230 people, and reallocated business to more logistically superior locations to improve efficiencies. From a fixed cost perspective from January 1, 2007 through December 31, 2007, we eliminated approximately 75 salaried administrative and production positions representing approximately $4.7 million in fixed costs including benefits. Additionally, in March 2008, we eliminated another 82 administrative and production positions representing approximately $4.0 million in annualized fixed and variable costs including benefits. In the second quarter of 2007, we were able to capitalize on combined purchasing initiatives to facilitate certain inventory, cash flow, and pricing opportunities including vendor managed inventory programs and margin enhancement, resulting in increased cash flow and the pay-down of approximately $9.4 million in senior term debt. Since the May 18, 2007 acquisition date, we have reduced our senior term loan by approximately $16.1 million and reduced total debt under the facility by approximately $21.2 million. Management’s debt reduction focus has resulted in overall debt reduction under the facility of approximately $17.2 million over and above its normal debt service requirements. Additionally, we have been able to capitalize on certain supply chain management programs resulting in approximately $1.4 million in improved gross margin dollars from these initiatives.

The $78.8 million acquisition price, including costs, paid for Adorn was funded through both debt and equity financing. The debt financing was provided in the form of a $110 million credit facility comprised of a $75 million term loan and a $35 million revolver. The credit facility (the “facility”) was provided by an eight-bank syndication led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A. The facility is structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. Additional financing for the acquisition was provided by Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively “Tontine”). Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25, or approximately $11 million in the aggregate. Tontine also provided interim debt financing in the form of senior subordinated notes totaling approximately $14 million.

The Adorn opening balance sheet added approximately $33.0 million in current assets, $12.5 million in net property and equipment, $29.5 million in goodwill, and approximately $39.5 million in identifiable intangible assets. From a liability perspective, the Company recorded approximately $18.5 million in current liabilities and $17.3 million in deferred income taxes.

From a general business perspective, the current downturn in the residential housing market has had an adverse impact on our operations as the three primary industries in which we operate are experiencing overall declines and expected to continue through 2008. The manufactured housing industry continues to be negatively impacted by financing concerns and a lack of available financing sources, and the current credit situation in the residential housing market puts additional pressure on consumers, who are generally using financial institutions as a source for these purchases. Recreational vehicle purchases are generally consumer discretionary income purchases and therefore any situation which causes concerns related to discretionary income has a negative impact on these markets. Approximately 80%-85% of our industrial revenue base is associated with the residential housing market, and therefore there is a direct correlation between the demand for our products in this market and new residential housing production.

Our operations for 2007 were negatively affected by unfavorable market conditions and overall softness in the major domestic markets that we serve. The conditions in the residential housing market, which play a significant role in consumer confidence and discretionary spending as it relates to the products we sell, experienced significant declines from an extended period of prosperity due in part to weak credit standards in the subprime markets and excessive home prices resulting in an overall tightening of credit by the lenders, excess inventory levels of unsold homes in the marketplace resulting in less new construction, and a general skepticism by consumers resulting in less discretionary spending. These conditions are expected to continue at least through 2008, and potentially into 2009, and are expected to continue to impact the major markets that we serve.

The manufactured housing industry, which represents approximately 37% of our revenue base for 2007, continued to experience shipment declines and finished the year with shipments at approximately 95,800 units, levels not seen since 1961. This industry continues to be plagued by financing concerns including lack of funding sources, marketing and perception issues, excess capacity in apartment units, and low interest rates on traditional site-built housing mortgages, which directly compete with the manufactured housing loans generally carrying a financing risk-based premium. Industry shipment expectations for 2008 are projected to decline from the 2007 shipment levels. Factors that may favorably impact production levels in this industry include permanent rebuilding in hurricane damaged areas, rising interest rates, quality credit standards, mild inflation and improved job growth.

Today’s current factory-built modular homes represent an attractive cost effective alternative to traditional site-built homes. As certain housing manufacturers continue their penetration into the modular housing sector, the demand for our manufactured custom panels continues to shift to our distribution products which include, but are not limited to, the raw substrates and tape and texture products.

The recreational vehicle industry, which represents approximately 35% of our combined annual sales, experienced shipment declines in all four quarters of 2007, from the prior year, and a year over year decline of approximately 10% to finish at approximately 353,400 units. While this market experienced some softening, the 2007 year represented the sixth consecutive year of shipment levels above the 300,000 unit level and the first decline in the last four years. Demographic projections for the recreational vehicle industry remain positive from a long-term perspective as the hassles of air travel, an aging “baby-boomer” population with more disposable income, the relatively low cost of recreational vehicle vacations, successful product development and enhancement campaigns, and a successful marketing campaign all point to projected long term growth for the industry.

The industrial market sector has been negatively impacted by an approximate 25% decline in the residential housing market. Approximately 85% of our revenue base in these industries is tied to the residential housing market and includes kitchen cabinet and cabinet components, which relate to not only new home construction, but remodeling and upgrades as well. This market sector is expected to remain depressed for most of 2008, with improvement not anticipated until 2009.

While we have completed the majority of synergistic facility rationalization initiatives to improve operating efficiencies in our plants through increased capacity utilization, these soft market conditions have had, and are expected to continue to have a negative impact on our operations in 2008.

For the year ended December 31, 2007, we reported net sales of approximately $435.2 million and a net loss of approximately $5.8 million, or $1.05 per diluted share, compared with net sales of $347.6 million, and net earnings of $2.6 million, or $0.53 per diluted share for the prior year. The year over year increase in sales was from the Adorn and American Hardwoods acquisitions and new product introductions, partially offset by the softness in our core markets. The 2007 results included certain pre-tax expenses of approximately $7.9 million, or $0.88 per diluted share after tax. These items included restructuring and other costs related to the acquisition and integration of Adorn of approximately $5.6 million, or $0.63 per diluted share, net of tax, as well as severance and litigation settlement costs and the write-off of a potential overseas expansion initiative of approximately $1.0 million, or $0.11 per diluted share, net of tax. Also included in 2007 was pre-tax acquisition-related amortization of $1.3 million, or $0.14 per diluted share after tax. We reported gross profit of approximately $48.3 million, or 11.1 percent in 2007, compared with gross profit of $42.1 million, or 12.1 percent in 2006. The 2007 gross profit included the impact of approximately $2.2 million, or 0.5 percent of net sales, in restructuring charges related to the Adorn acquisition.

We reported an operating loss of $2.1 million for the year, compared to operating income of $6.1 million for the prior year. The year end 2007 operating loss reflected a total of approximately $2.4 million in restructuring charges related to the Adorn acquisition (including the $2.2 million described above), as well as approximately $4.2 million of other acquisition-related or integration-related expenses. These costs include approximately $3.0 million in retirement vesting, stock compensation, acquisition related incentive bonuses paid to key members of management, and $1.0 million in intangible asset amortization expense. Operating income in 2007 was further reduced by approximately $1.0 million in severance and litigation settlement costs and the write-off of a potential overseas expansion initiative, which are not included in restructuring and other acquisition related charges above.

Inventory and receivable levels increased slightly from the prior year due primarily to normal cyclical operating cycles and to the acquisition of Adorn and American Hardwoods in the first six months of 2007. At the acquisition date, these two acquisitions contributed an incremental $17.5 million to inventory and approximately $16.5 million to accounts receivable. We entered into a vendor managed inventory agreement with one of our suppliers in the second quarter resulting in approximately $9.4 million of operating cash flow and reduction of the overall inventory balance as it relates to a certain commodity. The proceeds from this agreement were used to reduce the senior term loan. From an overall debt perspective, since the acquisition of Adorn on May 18, 2007 through December 31, 2007, we have paid down approximately $17.2 million in additional revolving and term debt, over and above normal debt service requirements.

Prices for certain of our major commodity products continue to face pricing pressures as a result of the soft industry conditions and excess capacity. The majority of price increases over the past 24 months began in the first quarter of 2006 and on average continued through the third quarter of 2006. Economic conditions in the primary industries then began to soften resulting in downward pricing pressure beginning in the fourth quarter of 2006 and continuing through 2007. We expect the soft market conditions and excess supply to result in pricing erosion in 2008 in certain of our major commodity product categories.

With the recent strategic acquisitions of American Hardwoods and Adorn, we believe that we continue to establish our platform for future growth and create shareholder value, and are positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. While market conditions are expected to remain depressed for 2008, key focus areas include capturing market share, implementation of lean principles in all manufacturing operations and our corporate office, maintaining a lean organizational structure, reducing and controlling costs, future acquisitions, and growing all areas of the business. In conjunction with our strategic plan, we have invested significantly in capital over the past three years to increase efficiencies and automation, add capacity and value added capabilities, and appropriately maintain our facilities and equipment. The capital plan for 2008 includes expenditures up to $6.5 million. Our management team remains focused on earnings targets, cash flow, and debt reduction as we head into 2008.

The following table sets forth the percentage relationship to net sales of certain items in our statements of operations:

	Year Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.4	87.9	88.2
Restructuring charges	0.5	- - -	- - -
Gross profit	11.1	12.1	11.8
Warehouse and delivery	4.7	4.2	4.3
Selling, general and administrative	6.6	6.1	6.3
Amortization of intangible assets	0.3	- - -	- - -
Restructuring charges	- - -	- - -	- - -
Operating income (loss)	(0.5)	1.8	1.2
Interest expense	1.5	0.5	- - -
Net income (loss)	(1.3)	0.8	0.4

RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales. Net sales increased $87.6 million, or 25.2% to $435.2 million in the twelve month period ending December 31, 2007 from $347.6 million in the same period in 2006. The increase is primarily attributable to the Adorn and American Hardwoods acquisitions in 2007. New product sales generated additional revenues of approximately $6 million from year to year, up from $3 million in 2006. Revenue increases from the acquisitions were partially offset by softening market conditions in all three of the major sectors we serve and pricing declines on certain commodity products that we sell. Gypsum products, which are sold out of both manufactured and distribution divisions, experienced pricing erosion during the year and resulted in overall manufacturing and distribution revenue declines of approximately $11 million. From a market perspective, the manufactured housing industry, which represents approximately 37% of our 2007 revenues experienced shipment declines of approximately 19% from the prior year. The recreational vehicle industry, which represents 35% of our revenues, experienced shipment declines of approximately 10% from year to year. The industrial market sector, representing approximately 28% of our revenues is primarily linked to the residential housing market which experienced declines of approximately 25% from year to year.

Gross Profit. Gross profit increased $6.2 million, or 14.8% to $48.3 million in 2007 from $42.1 million in 2006. As a percent of net sales, gross profit decreased 1.0% to 11.1% in 2007 from 12.1% in 2006. Gross profit in 2007 includes the impact of restructuring charges of approximately $2.2 million, or 0.5% of net sales. The overall increase in gross profit dollars is due to the acquisition of Adorn and American Hardwoods in 2007. Additionally, gross profit dollars in 2007 includes the impact of approximately $1.4 million in purchasing synergies gained from the acquisition of Adorn since May 18, 2007 and the related consolidation of the Company’s vendor base and supply chain management leverage. Gross profit dollars increased due to the sales increase, but were offset by pricing declines on prices charged to customers on certain major commodity products. The Company estimates pricing declines of approximately $10.7 million on gypsum and gypsum related products, Additional contributors to the gross profit decline were soft overall industry conditions resulting in excess capacity, increased average per employee group insurance costs from year to year of approximately 21%, or $0.9 million from year to year, and certain fixed costs including utilities, depreciation, and building rent increasing from year to year, representing approximately $2.2 million of incremental impact, or 0.5% of net sales.

Restructuring charges. During the year ended December 31, 2007, we initiated restructuring actions relating to the closing and consolidation of Patrick operating units associated with the continued integration of the Adorn acquisition. Our plan to close and consolidate several business units included the closure of duplicate facilities, elimination of redundant jobs, consolidation of product lines, and improved capacity utilization. The restructuring plan at December 31, 2007 included estimated Patrick workforce reductions of approximately 130 employees, all of which had been completed as of December 31, 2007, facility closures, and various asset write-downs. Asset write-downs include inventory, tooling, machinery and equipment due to duplication and shut down of certain product lines. Total restructuring charges incurred to date related to the Adorn acquisition are approximately $2.4 million with additional costs to potentially be incurred in future periods. Of these restructuring charges, $2.2 million were included in a separate line item in cost of sales, while selling and administrative restructuring charges of approximately $0.2 million were recorded in a separate line item in operating expenses on the statement of operations. The majority of the restructuring activities were completed during 2007, with all currently planned efforts to be completed by the second quarter of 2008.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $5.7 million, or 38.9% to $20.4 million in 2007 from $14.7 million in 2006. As a percent of sales, warehouse and delivery expenses increased 0.5% to 4.7% in 2007 from 4.2% in 2006. The increase in warehouse and delivery expenses in dollars and as a percent of net sales is due to the acquisition of Adorn and American Hardwoods in 2007, and higher fixed costs as a percent of net sales including fleet rental, shipping wages, and salaries accounting for approximately $1.7 million of the increase.

Selling, General, and Administrative Expenses. Selling, general and administrative expenses increased $7.7 million, or 36.4% to $28.8 million in 2007 from $21.1 million in 2006. As a percent of net sales, selling, general and administrative expenses increased 0.5% to 6.6% in 2007 from 6.1% in 2006. The increase in selling, general, and administrative expenses is due primarily to the acquisition of Adorn in May 2007. The 2007 expenses further include the incremental impact of approximately $0.2 million in restructuring charges, $1.0 million in stock compensation, and $1.1 million in deferred compensation vesting and severance expenses, all directly related to the Adorn acquisition and the consolidation of Adorn into Patrick. Additionally, the Company recognized approximately $1.1 million in incentive compensation expense related to the achievement of certain debt reduction targets established during 2007 as a result of the Company entering into a new credit facility upon consummation of the Adorn acquisition, and approximately $0.5 million in incremental expenses related to certain litigation settlement costs and the write-off of costs related to an overseas expansion initiative. The Company expects certain restructuring charges and stock compensation expenses to continue in the first and second quarters of 2008 as it completes its consolidation plans, and may incur additional bonus compensation expense in 2008 upon the achievement of certain performance objectives including cash flow and debt reduction targets.

Amortization Expense. In conjunction with the Adorn acquisition, the Company recognized approximately $39.5 million in certain intangible assets being amortized over periods ranging from 5 to 19 years. Accordingly, the Company recorded amortization expense of $1.0 million for the seven month period since the acquisition date in May 2007.

Operating Loss. The Company reported an operating loss of approximately $2.1 million in 2007. In 2006, the Company reported operating income of approximately $6.2 million. The operating loss in 2007 includes the impact of approximately $2.4 million in restructuring charges, and approximately $4.2 million in other acquisition-related or integration-related expenses as described above.

Interest Expense, Net. Interest expense, net, increased $4.9 million to $6.5 million in 2007 from $1.6 million in 2006. The increase is due to increased debt levels incurred in order to finance the acquisition of Adorn and American Hardwoods. In May 2007 in connection with the Adorn acquisition, the Company entered into a credit agreement providing for a credit facility totaling $110 million. The facility was provided by an eight-bank syndication led by JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A., and includes a $75 million term loan and a $35 million revolving line of credit. The Company further issued 9.5% senior subordinated notes to Tontine, which are expected to be paid off in the second quarter of 2008 through the Company’s proposed rights offering. The interest rate on the senior subordinated notes increases to 13.5% in May 2008. Since May 18, 2007, the Company has paid down approximately $21.2 million on the overall facility, including more than $17 million over and above normal debt service requirements. The Company’s debt service increased from period to period as total debt levels increased approximately $63.6 million from December 2006.

Net Income (Loss). The Company reported a net loss of approximately $5.8 million, or $1.05 per share, for the year ended December 31, 2007 compared to net income of approximately $2.6 million, or $0.53 per diluted share, for the year ended December 31, 2006. The decrease in net income is attributable to the factors described above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Net sales increased $24.2 million, or 7.5%, to $347.6 million in 2006 from $323.4 million in 2005. Excluding FEMA unit sales in the fourth quarter of 2005, we estimate net sales increased approximately $30 million, or 9.5% over the 2005 revenues. The increased sales are attributable in part to higher prices charged to customers as the Company sought to recover increased raw material costs. The Company estimates increased raw material pricing in 2006 of an average of approximately 11%, or approximately $30 million for the major commodities sold compared to 2005. These increases were evident in virtually all of the products we manufacture or distribute. The majority of these price increases were passed on to customers. The Company estimates that the pricing impact on revenue was offset by unit volume declines of approximately $10 million in the major commodity products the Company sells. Additionally, increased production in the manufactured housing and recreational vehicle industries, in the first six months of the year of approximately 2% and 14%, respectively helped to bolster sales. Recreational vehicle shipments in the first quarter of 2006 include approximately 24,000 incremental FEMA units, or 12% of the total first half shipments. These two industries represent approximately 72% of our 2006 revenue base. We also experienced growth in our industrial segment of approximately $9 million over 2005. This growth was, however, offset by industrial customer attrition of approximately $8 million due to a number of factors, including foreign competition, customer financial insolvency, and customer vertical integration, among others.

Gross Profit. Gross profit increased $3.9 million to $42.0 million in 2006 from $38.1 million in 2005. As a percentage of net sales, gross profit increased 0.3% to 12.1% in 2006 from 11.8% in 2005. The increase in dollars and the percentage of net sales are attributable to increased sales, accounting for approximately $2.9 million in incremental gross profit, comparable fixed costs from period to period resulting in increased contribution margin of approximately $0.8 million, and improved overall labor efficiencies of approximately 0.3% of net sales, or $0.2 million from the prior year. The increased labor efficiencies were related to the Company implementing lean manufacturing initiatives in its largest production facilities. These initiatives and efficiencies are expected to continue into 2007. Gross profit in 2006 included an additional $0.3 million, or 0.04% of net sales, of volume related rebates from various vendors due to increased sales of certain commodity products. These rebates are contingent on a number of variables and could increase or decrease in the future based on market conditions, sales levels, and other factors.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.8 million to $14.7 million in 2006 from $13.9 million in 2005. As a percentage of net sales, warehouse and delivery expenses decreased 0.1% to 4.2% in 2006 from 4.3% in 2005. Warehouse and delivery costs increased approximately $0.8 million due to increased sales volume and another $0.1 million due to a combination of increases in average fuel prices of approximately 30 cents per gallon from year to year and an increase in freight surcharges from freight carriers of approximately 24% from year to year. The decrease in percentage of net sales is attributable to comparable fixed costs and fleet size from year to year. Continued high fuel prices and freight surcharges could have a negative impact on the future operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased approximately $0.8 million to $21.2 million in 2006 from $20.4 million in 2005. As a percentage of net sales, selling, general, and administrative expenses decreased 0.2% to 6.1% in 2006 from 6.3% in 2005. The slight increase in dollars is attributable to an increase in costs of $0.5 million for professional fees related to our strategic acquisition efforts. The decrease in the percentage of net sales is due to consistent fixed costs from year to year being spread over the increased sales level as a result of our efforts to keep costs aligned with revenues.

Operating Income. Operating income increased approximately $2.3 million to $6.1 million in 2006 from $3.8 million in 2005, due primarily to the factors described above.

Interest Expense, Net. Net interest expense increased $0.2 million to $1.6 million in 2006 from $1.4 million in 2005 due to increased average borrowings during the year.

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

Other Component Manufactured Products - Includes an adhesive division, two cabinet door divisions, a vinyl printing operation, and a machine manufacturing division which was closed as of December 31, 2006.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication operations.

The table below presents information about the revenue and operating income of those segments. Reconciliation to consolidated totals is presented in Footnote 15 of our 2007 financial statements, which are available as an Exhibit to this Annual Report at Item 15.

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Sales
Primary Manufactured Products	$247,889	$176,562	$166,154
Distribution	106,748	118,491	112,519
Other Component Manufactured Products	42,322	16,201	16,415
Engineered Solutions	55,248	48,141	41,530

Gross Profit
Primary Manufactured Products	22,887	17,742	15,913
Distribution	13,966	14,677	11,986
Other Component Manufactured Products	3,521	1,453	2,562
Engineered Solutions	2,299	3,873	3,269

Operating income
Primary Manufactured Products	6,965	6,977	5,429
Distribution	3,796	5,567	3,295
Other Component Manufactured Products	134	50	432
Engineered Solutions	26	1,655	1,446

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Primary Manufactured Products Segment Discussion

Net sales increased $71.3 million, or 40.4% to $247.9 million in 2007 from $176.6 million in 2006. The increase is attributable to the Adorn acquisition in May 2007. Prior to the consolidation of Adorn into Patrick and based on 2006 revenues, Adorn’s primary manufactured products segment represented approximately 80% of its revenue base. The increased sales from the acquisition were offset by sales volume declines in this segment due to depressed market conditions in the manufactured housing, recreational vehicle, and industrial market sectors in 2007. From a pricing perspective, overall price increases of approximately $12 million in certain commodity products were offset by approximately $5 million in pricing declines in certain other major commodity products from period to period. The Company expects overall revenues in this segment to increase in 2008 as the 2007 figures represent only approximately 7 ½ months of activity from the Adorn acquisition.

Gross profit increased $5.2 million, or 29.0% to $22.9 million in 2007 from $17.7 million in 2006, primarily as a result of the Adorn acquisition. As a percent of net sales, gross profit decreased 0.8% to 9.2% in 2007 from 10.0% in 2006. Gross profit in 2007 includes the impact of approximately $1.2 million in restructuring charges, or 0.5% of net sales in this segment, recorded in cost of goods sold, directly related to the consolidation of Adorn into Patrick and the closing and consolidation of certain Patrick business units and facilities. The final phase of the Company’s restructuring plan related to the Adorn acquisition includes the consolidation of certain operations located in Elkhart and therefore the Company expects to incur additional restructuring charges in the first quarter of 2008 related to these plans.

Operating income remained consistent with 2006 at $7.0 million in 2007. Operating income includes the impact of approximately $1.3 million in restructuring charges in this segment, of which, $1.2 million were included in cost of goods sold, and $0.1 million were included in selling, general, and administrative expenses. Additionally, operating income includes the impact of approximately $0.1 million of amortization expense related to the amortization of intangible assets associated with this segment as a result of the Adorn acquisition.

Distribution Segment Discussion

Net sales decreased $11.8 million, or 9.9% to $106.7 million in 2007 from $118.5 million in 2005. The decline in sales in this segment is attributable to the approximate 19% decline in shipments in the manufactured housing industry, which is the primary market sector this segment serves. Additionally, pricing declines on prices charged to customers on certain major commodity products negatively impacted revenues in this segment by an estimated $5 million. These declines were partially offset by increased new product sales of approximately $3 million.

Gross profit decreased $0.7 million, or 4.9%, to $14.0 million in 2007 from $14.7 million in 2006. As a percent of net sales, gross profit increased 0.7% to 13.1% in 2007 from 12.4% in 2006. The decline in gross profit dollars is attributable to the decreased sales volume, and the increase in percent of net sales is due to the increased new product sales which carry higher margins.

Operating income decreased $1.8 million, or 31.8% to $3.8 million in 2007 from $5.6 million in 2006. As a percent of net sales, operating income decreased 1.1% to 3.6% in 2007 from 4.7% in 2006. The decline in operating income is attributable to decreased sales volume, and constant fixed distribution costs resulting in lower operating margins.

Other Component Manufactured Products Segment Discussion

Net sales increased $26.1 million, or 161.2% to $42.3 million in 2007 from $16.2 million in 2006. The increase in net sales is attributable to the Adorn acquisition which included two additional business units in this segment accounting for approximately $33 million in additional sales from May 18, 2007 to December 31, 2007. Exclusive of the Adorn acquisition, net sales decreased primarily as a result of weakness in both the manufactured housing and recreational vehicle industries in 2007. In the third quarter of 2007 in conjunction with the acquisition of Adorn and its cabinet door facility in Elkhart, Indiana, the Company closed and consolidated its Patrick hardwood cabinet door operation in Oregon into this division. The Company estimates it lost approximately $5 million in annualized sales volume as a result of this consolidation due primarily to logistics and contribution levels. Additionally, the Company closed its machine manufacturing division in the fourth quarter of 2006 resulting in a decline in annual sales volume of approximately $2 million from year to year.

Gross profit increased $2.1 million, or 148%, to $3.5 million in 2007 from $1.4 million in 2006. As a percent of net sales, gross profit decreased 0.7% to 8.3% in 2007 from 9.0% in 2006. Gross profit includes approximately $0.9 million, or 2.3% of net sales, in restructuring charges related to the closing and consolidation of the Company’s cabinet door division as a result of the Adorn acquisition. Excluding the restructuring charges, gross profit increased due to the incremental volume and profitability from the Adorn acquisition and its state of the art cabinet door facility and vinyl printing facility in the second quarter of 2007.

Operating income increased $0.1 million to $0.1 million in 2007 from a break-even in the same period in 2006. As a percent of net sales, operating income remained consistent as a percent of net sales from period to period. Operating income includes the effect of approximately $1.0 million in restructuring charges, or 2.3% of net sales and the impact of $0.1 million in amortization expenses related to intangible assets acquired in the Adorn acquistion. Excluding the restructuring charges and amortization expenses related to the Adorn acquisition, operating income increased due to the additional contribution related to the activity from the Adorn operating units. The Company’s Patrick hardwood cabinet door division incurred operating losses of approximately $1.0 million in 2007. A decision was made to close this unprofitable division in the third quarter of 2007 and consolidate a portion of its business into Adorn’s profitable state-of-the-art cabinet door facility in Elkhart, Indiana.

Engineered Solutions Segment Discussion

Net sales increased $7.1 million, or 14.8%, to $55.2 million in 2007 from $48.1 million in 2006. The increased sales volume is attributable to increased unit sales in this segment of approximately 10%, and increased average raw aluminum prices charged to customers of approximately 5% year over year.

Gross profit decreased approximately $1.6 million, or 40.6%, to $2.3 million in 2007 from $3.9 million in 2006. As a percent of net sales, gross profit decreased 3.9% to 4.2% in 2007 from 8.1% in 2006. The decrease in gross profit from period to period is due to several factors including pricing pressures from customers due to soft industrial, housing, and recreational vehicle market conditions, increased fuel costs, and increased costs associated with the start-up of the Company’s new $4.5 million powder coat paint facility. The Company expects soft market conditions in the aluminum extrusion market into 2008.

Operating income decreased $1.6 million to a break-even in 2007 from $1.7 million in the same period in 2006 due to the factors described above.

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

OTHER ITEMS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Depreciation expense increased $1.4 million to $5.4 million in 2007 from $4.0 million in 2006 as a result of the Adorn and American Hardwoods acquisitions in 2007, which added $12.5 million, and $3.2 million to property, plant, and equipment, respectively.

Stock based compensation expense increased $1.0 million to $1.5 million in 2007 from $0.5 million in 2006. The increase is attributable to Board approved stock grants of approximately 91,428 shares to certain executive management and other key leaders in conjunction with wages, performance bonuses, and bonuses associated with achieving key milestone targets associated with the consolidation of Adorn operations into Patrick operations. In 2006, stock based compensation included the issuance of 7,560 shares related to certain wages and bonuses for executive management members.

Deferred compensation expense increased $1.0 million to $1.3 million in 2007 from $0.3 million in 2006 primarily as a result of the vesting provisions in certain deferred compensation agreements associated with the change of control provisions. The vesting provisions were triggered as a result of the sale of shares to Tontine on May 18, 2007 in conjunction with the Adorn acquisition. Per the provisions of certain of the agreements, a change of control event occurred when any individual’s or company’s ownership interest, as defined in the agreements, in Patrick exceeded 30%. On May 18, 2007, the Company issued 980,000 shares to Tontine in a private placement thus increasing Tontine’s percentage interest in the Company from 28% to 38% and triggering the vesting provisions.

Accounts receivable decreased $16.0 million to $15.3 million at December 31, 2007. The Company acquired approximately $2.3 million in accounts receivable from the American Hardwoods acquisition on January 29, 2007 and approximately $14.1 million in accounts receivable from the Adorn acquisition on May 18, 2007. The decrease is attributable to normal cyclical trends and plant shut-downs at the end of the year and due to the timing of the Adorn purchase which is traditionally a high point in the year from a sales and receivables perspective.

Exclusive of amounts acquired in the acquisitions, inventory decreased $17.3 million to $43.6 million at December 31, 2007. The Company acquired approximately $1.8 million in inventory from the American Hardwoods acquisition on January 29, 2007 and approximately $15.7 million in inventory from the Adorn acquisition on May 18, 2007. The decrease is due to normal seasonal trends and the Company entering into a vendor managed inventory program in June 2007 resulting in an inventory reduction of approximately $9.4 million. As downward pressures related to customer lead times continue to increase, generally requiring the Company to carry increased inventory levels to meet customer demand, the Company remains focused on reducing inventory levels and pursuing other vendor managed inventory programs.

Goodwill, intangible assets, and deferred financing costs increased due to the Adorn acquisition on May 18, 2007. The Company recorded approximately $29.5 million in goodwill and approximately $39.5 million in intangible assets in conjunction with the acquisition. The intangible assets include $8.4 million related to trademarks, $30.8 million in intangibles related to customer relationships, and $0.3 million related to certain non-compete agreements.

Exclusive of amounts acquired in the acquisitions, accounts payable and accrued expenses decreased $10.1 million to $21.9 million at December 31, 2007. The Company acquired approximately $0.3 million in accrued liabilities from the American Hardwoods acquisition on January 29, 2007 and approximately $18.5 million from the Adorn acquisition on May 18, 2007. The decrease is attributable to normal seasonal declines in inventory levels, which comprise a significant portion of the accounts payable balance at any given time, and the Company’s efforts to improve inventory turns through vendor managed inventory programs.

Capital expenditures decreased $5.0 million year over year to $2.5 million in 2007 from $7.5 million in 2006. The decrease is attributable to the Company’s significant capital expenditures and capital expenditure plan over the past four years, excess equipment acquired in the Adorn acquisition, and the Company’s efforts to maximize cash flow and focus on debt reduction. The Company expects to spend up to $6.5 million in 2008 in conjunction with its capital plan including approximately $1.4 million in facility expansion initiatives at two manufacturing locations to accommodate the increased volume from the Adorn consolidation.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Inventory levels increased $9.4 million to $43.3 million in 2006 from $33.9 million in 2005. The increase in inventories is the result our strategic purchasing efforts with regards to overseas commodity products, unreliable vendor freight shipping schedules, and shorter customer lead times requiring us to maintain higher levels of certain items. Additionally, we have introduced several new products out of our distribution segment thus resulting in incremental supply needs to support its initial product offering and marketing efforts. Accounts receivable decreased $2.4 million from year to year as a result of the decreased sales in the fourth quarter of 2006, compared to the previous year, primarily as a result of increased FEMA shipments in both the manufactured housing and recreational vehicle industries in the fourth quarter of 2005.

Corporate incentive agreement income increased $0.4 million as a result of increased sales of certain products which are included in the corporate rebate agreements. Unallocated corporate expenses increased $0.8 million primarily as a result of incremental general and administrative costs of approximately $0.5 million related to our strategic acquisition efforts and the investigation of certain strategic businesses.

The Company’s depreciation and amortization has decreased approximately $0.5 million from 2004 to 2005, and approximately $0.3 million from 2005 to 2006. This decrease is primarily attributable to older assets becoming fully depreciated in each period accounting for an incremental reduction in the depreciable base of assets of approximately $5.8 million from 2004 to 2005 and an additional $5.5 million from 2005 to 2006. These decreases accounted for reduced depreciation from period to period of approximately $1.0 million in 2005 and approximately $0.6 million in 2006. Additionally, during the period from 1995 to 2000, the Company spent approximately $53.3 million on fixed assets with depreciable lives ranging from 3 to 30 years. During the period from 2001 to 2006, the Company spent approximately $37.9 million on fixed assets with depreciable lives ranging from 5 to 30 years, including approximately $7.9 million of additions related to the purchase of three buildings, which carry longer depreciable lives than its purchases for machinery and equipment. These buildings are being depreciated over a period of 30 years, compared to the Company’s standard lives of between 5 and 10 years for its machinery and equipment, which represents the largest portion of the Company’s fixed asset base. Even with slight increases in property, plant and equipment over the past few years, our depreciation and amortization expense has decreased 17% from 2004 to 2006 because of the longer depreciable lives on the more recent fixed asset additions, along with older fixed assets becoming fully depreciated.

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

In January 2007, the Company issued a term note for $7.5 million in conjunction with the American Hardwoods Inc. acquisition. Interest on this note was at prime or the Eurodollar rate plus a percentage based on our cash flow. This note provided for a five year maturity in January 2012 with monthly principal and interest payments due at the end of each month which began in February 2007.

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

In May 2007, the Company completed the acquisition of Adorn, Holdings, Inc. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into a credit agreement providing for a $110 million senior secured credit facility (the “Facility”). The Facility was provided by an eight-bank syndication led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. and is comprised of a revolving line of credit of $35 million and a term loan of $75 million. The Facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new credit facility. The revolving line of credit and the term loan bear interest at either prime or the Eurodollar rate plus the Company’s credit spread which is based on the Company’s leverage ratio, as defined in the agreement. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments on the term loan that began in September 2007. In March 2005, in order to reduce its vulnerability to variable interest rates, the Company entered to an interest rate swap agreement with interest fixed at a rate of 4.78% plus the Company’s credit spread. This agreement covered approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60% plus the Company’s credit spread. The unused portion of the revolving line of credit is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.1 million in financing costs as part of this transaction. Pursuant to the Credit Agreement, the Company is required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which were effective beginning in the third quarter of 2007. Obligations under the credit facility are secured by essentially all of the tangible and intangible assets of the Company.

In June 2007, the Company entered into an agreement with one of its suppliers to sell a portion of its inventory back in return for a vendor managed inventory program. In conjunction with this agreement, the Company received approximately $9.4 million in proceeds which were used to pay down its term loan.

Additional financing for the Adorn acquisition was provided by Tontine. Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11 million, less related costs. Tontine also provided additional interim debt financing of approximately $14 million in the form of senior subordinated notes (the “Notes”) which bear interest at 9.50%. Interest on these notes increases to 13.50% on May 19, 2008. On March 10, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale of 1,125,000 shares of its common stock to Tontine at $7.00 per share, for an aggregate purchase price of approximately $7.9 million. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the $14.8 million in principal currently outstanding under the Notes and to pay related accrued interest.

On March 10, 2008, the Company entered into a Standby Purchase Agreement (the “2008 Standby Purchase Agreement”) with Tontine in connection with its proposed rights offering of 1,125,000 additional shares of common stock to its shareholders. Under the proposed rights offering, shareholders will receive one right to purchase .157717 of a share of common stock for each share of common stock held as of a to-be-determined record date at a purchase price of $7.00 per share, or an aggregate purchase price of approximately $7.9 million. This proposed rights offering and the sale of shares to Tontine in March 2008 replace the previously announced rights offering approved by the Company’s shareholders in November 2007. Pursuant to the 2008 Standby Purchase Agreement, Tontine has agreed to purchase (i) its pro rata portion of the shares offered in the rights offering and (ii) those shares that are unsubscribed for by other shareholders at the close of the rights offering at the same price of $7.00 per share. The Company will use the net proceeds from the rights offering to prepay the remaining principal balance on the Notes and to pay related accrued interest, and will use any remaining funds to reduce borrowings under its revolving credit facility. The Company will seek approval of its shareholders for the rights offering and the 2008 Standby Purchase Agreement at its annual meeting, currently scheduled to be held on May 14, 2008.

In connection with the issuance of shares to Tontine and the proposed rights offering, the Company amended its Rights Agreement (the “Rights Agreement”), dated as of March 21, 2006, as amended on May 18,

2007 with National City Bank, as Rights Agent, to permit the acquisition by Tontine of the shares offered in the private placement and in the proposed rights offering.

The Facility is subject to certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios.  In addition, the related agreement imposes restrictions on capital additions, additional debt, merger transactions, and the disposition of significant assets.  At December 31, 2007, the Company was in violation of one of its financial covenants.  The Company operated under a waiver of these violations until March 19, 2008, at which time the credit agreement was amended.  The amendments to the credit agreement modified certain financial covenants, terms and reporting requirements, and include the following provisions:

(a) For purposes of covenant calculations certain non-cash and/or non-recurring charges are added back to Consolidated EBITDA (as defined) as approved by the Lenders.

(b) For purposes of calculating the Leverage Ratio (as defined) as of any date prior to the first anniversary of the Effective Date (as defined), Consolidated EBITDA (as defined) shall be adjusted to include the consolidated financial results of Adorn for the period prior to the Effective Date (as defined).

(c)  For purposes of determining compliance with the leverage ratio covenant, the Maximum Leverage Ratio (as defined) for the quarterly computation dates for the remainder of the term of the credit facility was redefined.

Based on the Company's operating forecast for 2008, notwithstanding significant changes in market conditions, the Company believes it is probable that it will be in compliance with its debt covenants for 2008.

In conjunction with its strategic and capital plan, the Company expects to spend up to approximately $6.5 million in 2008 on capital expenditures. The Company believes that cash generated from operations and borrowings under its current credit agreement will be sufficient to fund its working capital requirements and capital expenditure programs as currently contemplated. The changes in inventory and accounts receivable balances, other than those described above, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

We believe that our cash balance, availability under our revolving line-of-credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2008.

A summary of our contractual cash obligations at December 31, 2007 is as follows (dollars in thousands):

	Payments due by period
Contractual Obligations	Total	2008	2009	2010	2011	Thereafter

Long-term debt	$102,271	$15,935	$19,397	$20,435	$12,468	$34,036
Building Leases	$13,915	$2,870	$2,291	$1,560	$1,179	$6,015
Operating Leases	$5,229	$1,716	$1,309	$1,005	$542	$657
Total contractual cash obligations	$121,415	$20,521	$22,997	$23,000	$14,189	$40,708

We also have commercial commitments as described below (dollars in thousands):

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/07	Date of Expiration

Revolving Credit Agreement	$35,000	$1,479	May 18, 2012
Letters of Credit	$15,000	$5,798	various through 2012

We believe that our cash balance, availability under our line of credit as amended, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2008.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the commercial commitments set forth above, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

Accounts Receivable. We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets. Accounts receivable consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on our historical write-off experience and specific risks identified in the accounts receivable portfolio. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $175 and $150 was established at December 31, 2007 and 2006, respectively. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Any difference could result in an increase or decrease in bad debt expense. There were no material changes made to the accounting estimates in the past three years.

Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $1,057 and $139 was established at December 31, 2007 and 2006, respectively. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. There were no material changes made to the accounting estimates in the past three years.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the manufactured housing or recreational vehicle industries, and/or a loss of a major customer or several customers. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges for the years ended December 31, 2007, 2006, and 2005. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Impairment of Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included goodwill and other intangible assets. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future. We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company are utilized, after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature. The impairment tests performed by the Company are based on estimates of the fair value of the Company’s reporting units. The fair value is calculated using a discounted cash flow analysis. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s discounted cash flows could result in an impairment charge.

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

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements. These swap agreements effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

A portion of our debt obligations under our credit agreement are currently subject to variable rates of interest based on LIBOR. A 100 basis point increase in the underlying rate would result in additional annual interest cost of approximately $370, assuming average related term debt subject to variable rates of $36,984, which was the amount of related borrowings at December 31, 2007 subject to variable rates.

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

The information required by this item is set forth in Item 15(a)(1) on page 42 of this Annual Report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 2, 2007 the date upon which the Company’s report on Form 10-K for the fiscal year ended December 31, 2006 was filed, the Company reported that it had named Ernst & Young, LLP as its independent registered public accounting firm. Ernst & Young, LLP replaced McGladrey & Pullen, LLP who was dismissed following completion of the fiscal 2006 audit. The decision to change independent registered public accounting firms was made by the Company’s Audit Committee of the Board of Directors following the solicitation of proposals from both McGladrey & Pullen, LLP, and Ernst & Young, LLP to perform the fiscal year 2007 audit.

The decision was based primarily on the fact that the Company had executed major strategic changes over the last three years, including changes in management, in its product strategy, its acquisition strategy, and in its investor relations activities.

The reports of McGladrey & Pullen, LLP on the Company’s consolidated financial statements as of and for each of the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2006 and 2005 and through April 2, 2007, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to McGladrey & Pullen, LLP 's satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements.

During 2006 and 2005 and through April 2, 2007, there were no "reportable events" requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K.

During the Company's fiscal years ended December 31, 2006 and 2005, and the subsequent interim period through the date of the Company's appointment of Ernst & Young, LLP on April 2, 2007, neither the Company nor anyone on its behalf consulted with Ernst & Young, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

There were no disagreements with accountants during the fiscal years 2006 and 2007.

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

Managements Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal controls over financial reporting were effective as of December 31, 2007. On May 18, 2007 the Company acquired Adorn Holdings, Inc. (Adorn). As permitted by the Securities and Exchange Commission’s rules on acquired businesses and reporting on internal control over financial reporting in the year of an acquisition, we have excluded Adorn from the scope of management’s assessment. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Company

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 and is incorporated herein by reference.

The Company has determined that Robert C. Timmins, Larry D. Renbarger, and Keith V. Kankel all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

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

Corporate Governance

Information on our corporate governance practice is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008, under the captions “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008, under the captions “Certain Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008, under the heading “Accounting Information,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a)	(1)	FINANCIAL STATEMENTS

		Report of Independent Registered Public Accounting Firms – Ernst & Young L.L.P	F-1

		Report of Independent Registered Public Accounting Firm – McGladrey & Pullen L.L.P.	F2

		Consolidated balance sheets - December 31, 2007 and 2006	F-3

		Consolidated statements of operations - years ended December 31, 2007, 2006, and 2005	F-4

		Consolidated statements of shareholders’ equity - years ended December 31, 2007, 2006, 2005	F-5

		Consolidated statements of cash flows - years ended December 31, 2007, 2006, and 2005	F-6

		Notes to the financial statements	F-7

	(3)	EXHIBITS

The exhibits listed in the accompanying Exhibit Index on pages 75, 76 and 77 are filed and incorporated by reference as part of this Annual Report.

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

Signature	Title	Date

/s/ Paul E. Hassler	President, Chief Executive Officer and Director	March 26, 2008
Paul E. Hassler

/s/ Andy L. Nemeth	Executive Vice President Finance, Secretary-Treasurer,	March 26, 2008
Andy L. Nemeth	Chief Financial Officer, and Director

/s/ Darin R. Schaeffer	Vice President, Corporate Controller, and	March 26, 2008
Darin R. Schaeffer	Principal Accounting Officer

/s/ Robert C. Timmins	Lead Director	March 26, 2008
Robert C. Timmins

/s/ Keith V. Kankel	Director	March 26, 2008
Keith V. Kankel

/s/ Harold E. Wyland	Director	March 26, 2008
Harold E. Wyland

/s/ John H. McDermott	Director	March 26, 2008
John H. McDermott

/s/ Terrence D. Brennan	Director	March 26, 2008
Terrence D. Brennan

/s/ Walter E. Wells	Director	March 26, 2008
Walter E. Wells

/s/ Larry D. Renbarger	Director	March 26, 2008
Larry D. Renbarger

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Patrick Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Patrick Industries, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patrick Industries, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

s/s Ernst & Young LLP

Grand Rapids, Michigan

March 28, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Patrick Industries, Inc.

Elkhart, Indiana

We have audited the accompanying consolidated balance sheet of Patrick Industries, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen

Elkhart, Indiana

April 2, 2007

Patrick Industries, Inc.
And Subsidiaries

Consolidated Balance Sheets
December 31, 2007 and 2006
(dollars in thousands, except shares)
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$ 151	$ 357
Trade receivables, net of allowance for doubtful accounts of $175 and $150 respectively	15,251	14,874
Inventories	43,566	43,299
Income taxes receivable	3,728	---
Prepaid expenses and other	4,621	3,669
Deferred tax assets	1,605	923

Total current assets	68,922	63,122
Property, plant, and equipment, net	54,755	42,927
Goodwill	29,514	---
Intangible assets, net of accumulated amortization of $1,001 in 2007	38,469	---
Deferred financing costs, net of accumulated amortization of $265 in 2007	1,861	---
Other non-current assets	2,721	3,100
Total assets	$ 196,242	$ 109,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$ 8,628	$ 2,467
Short-term borrowings	1,479	10,000
Accounts payable	14,349	10,100
Accrued liabilities	7,568	3,450

Total current liabilities	32,024	26,017
Long-term debt, less current maturities	71,501	14,006
Deferred compensation and other	4,180	2,363
Deferred tax liabilities	16,604	687

Total liabilities	124,309	43,073

Commitments and Contingencies

Shareholders’ equity
Preferred stock, no par value; authorized
1,000,000 shares	---	---
Common stock, no par value; authorized
20,000,000 shares; issued 2007 – 6,002,461
shares; issued 2006 – 4,893,908 shares	32,635	20,360
Accumulated other comprehensive loss	(672)	(97)
Accumulated other comprehensive loss	(672)	(97)
Additional paid-in captial	148	145

Total shareholders’ equity	71,933	66,076

Total liabilities and shareholders’ equity	$ 196,242	$ 109,149

See Accompanying Notes to Consolidated Financial Statements

Patrick Industries, Inc.
And Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands, except per share amounts)
	2007	2006	2005

Net sales	$ 435,203	$ 347,629	$ 323,400
Cost of goods sold	384,743	305,566	285,260
Restructuring charges	2,181	---	---

Gross profit	48,279	42,063	38,140

Operating expenses:
Warehouse and delivery expenses	20,438	14,719	13,904
Selling, general, and administrative expenses	28,785	21,091	20,263
Amortization of intangible assets	1,001	99	137
Restructuring charges	183	---	---

Total operating expenses	50,407	35,909	34,304

Operating income (loss)	(2,128)	6,154	3,836

Interest expense, net	6,529	1,631	1,396

Income (loss) before income taxes	(8,657)	4,523	2,440

Income taxes (benefit)	(2,814)	1,894	1,016

Net income (loss)	$ (5,843)	$ 2,629	$ 1,424

Basic earnings (loss) per common share	$ (1.05)	$ 0.54	$ 0.30

Diluted earnings (loss) per common share	$ (1.05)	$ 0.53	$ 0.30

Patrick Industries, Inc.
And Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except shares)
	Compre-hensive Income(Loss)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Additional Paid-in-capital	Retained Earnings	Total

Balance, December 31, 2004	$ ---	$ ---	$ 19,128	$ ---	$ ---	$ ---	$ 41,612	$ 60,740
Net income	1,424	---	---	---	---	---	1,424	1,424
Other comprehensive (loss), net of tax change in fair value
of interest rate swap	(1)	---	---	(1)	---	---	---	(1)
Issuance of 24,000 shares of common stock for stock award plan	---	---	211	---	(211)	---	---	---
Stock based compensation expense	---	---	---	---	141	---	---	141
Issuance of 47,750 shares of common stock upon exercise
of common stock options including tax benefit	---	---	376	---	---	---	---	376
Balance, December 31, 2005	1,423	---	19,715	(1)	(70)	---	43,036	62,680
Net income	2,629	---	---	---	---	---	2,629	2,629
Adoption of SFAS 123R	---	---	(70)	---	70	---	---	---
Other comprehensive gain, net of tax change in fair value of
interest rate swap	66	---	---	66	---	---	---	66
Issuance of common stock for stock award plan	---	---	249	---	---	---	---	249
Issuance of common stock for officers’ stock grant	---	---	80	---	---	---	---	80
Issuance of 46,900 shares of common stock upon exercise
of common stock options including tax benefit	---	---	386	---	---	---	---	386
Adoption of SFAS 158	---	---	---	(162)	---	---	---	(162)
Stock compensation expense	---	---	---	---	---	148	---	148
Balance, December 31, 2006	2,695	---	20,360	(97)	---	148	45,665	66,076
Net loss	(5,843)	---	---	---	---	---	(5,843)	(5,843)
Change in accumulated pension obligation net of tax	53	---	---	53	---	---	---	53
Change in fair value of interest rate swap, net of tax	(628)	---	---	(628)	---	---	---	(628)
Issuance of 980,000 shares of common stock in private placement, net of expenses	---	---	10,851	---	---	---	---	10,851
Net Issuance of 128,553 shares of common stock under stock based plans including tax benefit	---	---	82	---	---	---	---	82
Stock compensation expense	---	---	1,519	---	---	---	---	1,519
Rights offering expenses	---	---	(177)			148		(177)
Balance, December 31, 2007	$ (6,418)	$ ---	$ 32,635	$ (672)	$ ---	148	$ 39,822	$ 71,933

See Accompanying Notes to Consolidated Financial Statements

Patrick Industries, Inc.
And Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(in thousands)
	2007	2006	2005

Cash Flows From Operating Activities
Net income (loss)	$ (5,843)	$ 2,629	$ 1,424
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,367	3,987	4,275
Amortization	1,381	99	137
Stock based compensation expense	1,519	477	211
Deferred compensation expense	1,303	296	306
Deferred income taxes	(144)	156	1,012
Gain on sale of property and equipment	(231)	(103)	(136)
Gain on insurance proceeds	---	(129)	---
Decrease in cash value of life insurance	87	25	8
Other	---	(91)	---
Change in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	16,073	2,350	(3,618)
Inventories	17,252	(9,363)	408
Prepaid expenses	50	(56)	453
Income taxes receivable	(3,404)	---	---
Increase (decrease) in:
Accounts payable and accrued liabilities	(10,122)	(1,643)	991
Income taxes payable	(316)	277	(10)

Net cash provided by (used in)
Operating activities	22,972	(1,089)	5,461

Cash Flows From Investing Activities
Capital expenditures	(2,453)	(7,480)	(8,503)
Proceeds from sale of property and equipment	1,269	343	333
Proceeds from life insurance	516	371	---
Insurance premiums paid	(252)	(223)	(204)
Acquisition of American Hardwoods	(7,136)	---	---
Acquisition of Adorn, LLC, net of cash acquired	(78,737)	---	---

Net cash (used in) investing activities	(86,793)	(6,989)	(8,374)

Cash Flows From Financing Activities
Borrowings under long-term debt	101,801	---	15,000
Short-term borrowings (payments)	(8,521)	10,000	(7,300)
Principal payments on long-term debt	(38,144)	(2,628)	(3,671)
Payments on deferred compensation obligations	(349)	(330)	(317)
Proceeds from private placement of common stock	10,851	---	---
Payment of deferred financing costs	(2,126)	---	---
Proceeds from exercise of common stock options	359	386	296
Other, net	(256)	(70)	(101)

Net cash provided by financing activities	63,615	7,358	3,907

Increase (decrease) in cash and cash equivalents	(206)	(720)	994

Cash and cash equivalents, beginning	357	1,077	83

Cash and cash equivalents, ending	$ 151	$ 357	$ 1,077

See Accompanying Notes to Consolidated Financial Statements

Note 1.	Nature of Business, Use of Estimates, Risks and Uncertainties, and Significant Accounting Policies

Nature of business:

The Company's operations consist of the manufacture and distribution of building products and materials for use primarily by the manufactured housing, recreational vehicle, and industrial markets for customers throughout the United States and Canada.

Use of estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Risks and uncertainties:

The Company purchases significant amounts of materials, which are commodities, from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company's purchases of these items can be based on supplier allocations.

Principles of consolidation:

The consolidated financial statements include the accounts of Patrick Industries, Inc., and its wholly-owned subsidiaries, Adorn Holdings, Inc., Adorn LLC, Harlan Machinery Company, Inc., and Machinery Repair Company, Inc. ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition:

The Company ships product based on specific orders from customers and revenue is recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery. The Company’s selling price is fixed and determined at the time of shipment and collectability is reasonably assured and not contingent upon the customer’s use or resale of the product.

Shipping and Handling - The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery. The amounts recorded in warehouse and delivery expenses were $849, $1,617, and $580 for 2007, 2006, and 2005 respectively.

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

Cash and cash equivalents:

Cash and cash equivalents include all overnight sweep investments and commercial paper with a maturity of 90 days or less acquired in connection with its sweep account arrangements with its bank to be cash equivalents.

These repurchase agreements are carried at cost, which approximates fair value.

Accounts receivable:

Accounts receivable consist primarily of amounts due to the Company from its normal business activities. In assessing the carrying value of its accounts receivable, the Company estimated the recoverability by making assumptions based on its historical write-off experience and specific risks identified in the accounts receivable portfolio. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value.

The following table summarizes the changes in the Company’s allowance for doubtful accounts for 2007 and 2006:

	2007	2006

Balance, beginning	$ 150	$ 150
Acquired assets	150
Provisions made during the year	26	129
Write-off’s	(190)	(445)
Recoveries during the year	39	316

Balance, ending	$ 175	$ 150

Inventories:

Inventories are stated at the lower of cost or market using the weighted average cost method. The cost of manufactured inventories includes raw materials, labor and overhead. The cost of the Company’s distribution inventories include the cost of raw materials and inbound freight. The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives. Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $1,057 and $139 was established at December 31, 2007 and 2006, respectively.

The following table summarizes the reserve for inventory obsolescence for 2007 and 2006:

	2007	2006

Balance, beginning	$ 139	$271
Acquired assets	613	---
Charged to operations	2,070	1,367
Deductions from reserves	(1,765)	(1,499)

Balance, ending	$ 1,057	$ 139

Property and equipment:

Property and equipment is recorded at cost. Depreciation has been computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements and from 3 to 15 years for machinery, equipment and transportation equipment. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term.

Goodwill and Intangible Assets:

The Company’s goodwill at December 31, 2007 is related to its Primary Manufactured Products Segment and its Other Component Manufactured Products segment. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill annually, as of October 1, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company are utilized, after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature.

Finite lived intangible assets acquired in the Adorn acquisition relate to customer relationships and non-compete agreements that will be amortized over 5 to 19 years using the straight-line method.

Estimated amortization expense on finite lived intangible assets for the next five years is as follows: 2008 - $1,713; 2009 - $1,713; 2010 - $1,713; 2011 - $1,713; 2012 - $1,676.

Impairment of Long-Lived Assets:

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows.  If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. No events or changes in circumstances have occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company has not recognized any impairment charges for the years ended December 31, 2007, 2006 and 2005. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Deferred Financing Costs:

Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the effective interest method.

Accrued Self-Insurance:

The Company is self-insured for a significant portion of its workers’ compensation and health insurance coverage, subject to certain stop loss deductibles, the Company accrues for expenses as claims are incurred and for incurred but not reported claims.

Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 ("FIN 48”).  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.   As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits There has been no change in the unrecognized tax benefits during the year ending December 31, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes.

The Company is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Company is not undergoing any routine periodic audits in domestic tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) "Share Based Payment" (“SFAS 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No, 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of the grant.

Under the modified prospective approach, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The cost of the options and grants is recognized using the straight line method over the service period of the award. The Company's incentive stock plans are described in more detail in Note 11.

For the twelve-month period ended December 31, 2006 the Company recorded compensation expense of $477 as a result of adopting SFAS 123R on January 1, 2006.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.

Shareholders’ Equity:

SFAS No. 130, “Reporting Comprehensive Income”, defines comprehensive income as non-shareholder changes in equity. Accumulated other comprehensive loss at the end of each year, in thousands, included the following components:

	Interest Rate Swap Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income(loss)
Balance, January 1, 2006	$ (1)	$ ---	$ (1)
Current period change, net of tax	66	(162)	(96)
Balance, December 31, 2006	65	(162)	(97)
Current period change, net of tax	(628)	53	(575)
Balance, December 31, 2007	$ (563)	$ (109)	$ (672)

Earnings per common share:

Following is information about the computation of the earnings per share data for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Numerator for basic and diluted earnings

per share, net income (loss)	$ (5,843)	$ 2,629	$ 1,424

Denominator:
Weighted average shares, denominator
for basic earnings per share	5,584	4,870	4,774

Effect of dilutive potential common shares,
employee stock options	0	48	24

Denominator for diluted earnings per share	5,584	4,918	4,798

Basic earnings (loss) per share	$ (1.05)	$ 0.54	$ 0.30

Diluted earnings (loss) per share	$ (1.05)	$ 0.53	$ 0.30

As the Company reported a net loss for the year ended December 31, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2006 and 2005, there were no shares related to stock plans excluded from diluted average common shares outstanding because their effect would be anti-dilutive.

Reclassifications:

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year classification.

Derivative financial instruments:

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives designated as cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current-period earnings.

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

Recently issued accounting pronouncements:

Fair Value Measurements:  In September 2006, the FASB issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. However, the Company would still be required to adopt SFAS 157 as of January 1, 2008 for certain assets and liabilities which were not included in FSP FAS 157-2. The Company does not expect the provisions of this interpretation to have a material impact on its financial condition or results of operations.

Fair Value Option:  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins on or after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to early adopt the provisions of SFAS No. 157, “Fair Value Measurements”. The Company has not determined if it will make the optional election to adopt the provisions of SFAS No. 159, and is currently evaluating its impact.

Income Tax Benefits of Dividends: In June 2007, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 (fiscal year 2008 for the Company). While the Company is currently evaluating the provisions of EITF 06-11, the adoption is not expected to have a material impact on its consolidated financial statements.

Business Combinations:  In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one of more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R will only impact the Company if it is a party to a business combination closing on or after January 1, 2009.

Note 2.	Business Acquisition

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7,136. The Company believes the acquisition of American Hardwoods will strengthen its platform in the industrial market sector, as well as provide diversification opportunities and add new products to its Distribution segment. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for American Hardwoods are included in the Company’s Distribution segment for the eleven month period ended December 31, 2007.

The cash consideration exchanged for the assets of American Hardwoods was funded with new debt totaling $7,500.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated balance sheets at their estimated fair values as of the date of the acquisition. The excess of the estimated fair values of the underlying assets acquired and liabilities assumed over the purchase price was allocated pro-rata to the long lived assets of American Hardwoods.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on January 29, 2007:

Current assets	$ 4,208
Property, plant and equipment	3,250

Total assets acquired	7,458
Current liabilities	(322)

Net assets acquired	$ 7,136

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn Holdings, Inc., (“Adorn”) an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $78,764 in cash. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the quarter ended December 31, 2007 and for the thirty-two week year to date period ended December 31, 2007.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired:

Cash consideration for repayment of all outstanding Adorn indebtedness and purchase of all outstanding Adorn common stock	$ 77,714
Transaction costs	1,050

Total cash consideration	$ 78,764

The cash consideration exchanged for the capital stock of Adorn was funded through the issuance of Patrick Industries, Inc. common stock in a private placement to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P., (collectively “Tontine”) of $11,025, the issuance of senior subordinated notes to Tontine of approximately $13,975, term debt of $50,000 under the Company’s new $110 million credit facility, and borrowings under the Company’s revolving line of credit of $3,814.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated balance sheets at their estimated fair values as of the date of the acquisition. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the conclusion of the consolidation activities which are expected to be completed by March 31, 2008. Revision to the fair values will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007:

Current assets		$ 33,030
Property, plant & equipment		12,529
Goodwill		29,514
Identifiable intangible assets:
Trademarks (indefinite useful life)	$ 8,400
Customer relationships (estimated useful lives 7-19 years)	30,760
Non-compete agreements (estimated useful life 5 years)	310

Total intangible assets		39,470
Current liabilities		(18,485)
Deferred income taxes		(17,294)

Net assets acquired		$ 78,764

As part of the purchase price allocation, the Company valued acquired inventory at fair value as of the date of the acquisition. The effect of this valuation adjustment was to increase the acquired inventory by $207. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of sales during the quarter ended June 30, 2007.

As of December 31, 2007, the Company has completed its analysis of the income tax matters and elections related to the Adorn acquisition.

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

	Year Ended December 31,
	2007	2006
Revenue	$530,795	$606,800
Revenue	(5,762)	5,010
Basic earnings (loss) per share	($1.03)	$ 0.86
Diluted earnings (loss) per share	($1.03)	$ 0.85

Note 3.	Restructuring Charges

During the thirty-two weeks ended December 31, 2007, the Company initiated restructuring actions relating to the integration of Adorn. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes estimated Adorn and Patrick workforce reductions of approximately 230 employees, approximately 200 of which have been completed as of December 31, 2007, facility closures, and various asset write-downs. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines.

The Company has recognized restructuring charges of approximately $2.4 million in its statements of operations at December 31, 2007 related to the closing and consolidation of Patrick facilities in conjunction with these consolidation plans. In connection with the Adorn acquisition and as part of the purchase price allocation pursuant to the provisions of EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded liabilities of approximately $1.7 million related to involuntary terminations and relocation of certain Adorn employees and related facility closure costs.

The following table summarizes the expected, incurred and remaining costs for the 2007 restructuring plans:

	Severance	Asset Write-Downs	Facility Exit Costs	Total

Balance at January 1, 2007	$ ---	$ ---	$ ---	$ ---
Restructuring charges - acquisition related	784	767	168	1,719
Restructuring charges - integration related	884	1,297	183	2,364
Cash payments/write-offs	(1,462)	(2,064)	(351)	(3,877)

Balance at December 31, 2007	$ 206	$ -	$ ---	$ 206

The majority of the remaining restructuring activities are expected to be completed during the first quarter of 2008; however, additional restructuring expenses may be necessary as the integration progresses.

Note 4.	Balance Sheet Data

Inventories	2007	2006

Raw materials	$ 24,118	$ 28,067
Work in process	2,320	804
Finished goods	7,673	6,330
Materials purchased for resale	9,455	8,098

	$ 43,566	$ 43,299

Property and equipment:

Land and improvements	$ 4,245	$ 4,064
Buildings and improvements	36,197	32,559
Machinery and equipment	68,573	58,323
Transportation equipment	1,741	1,576
Leasehold improvements	1,909	1,519

	112,665	98,041
Less accumulated depreciation	57,910	55,114

	$ 54,755	$ 42,927

Intangible assets:

Trademarks	$ 8,400	$ ---
Customer relationships	30,760	---
Non-compete agreements	310	---

	39,470	---
Lesss accumulated amortization	1,001	---

	$ 38,469	$ ---

Accrued liabilities:

Payroll and related expenses	$ 3,912	$ 1,340
Property taxes	846	478
Self insurance	935	543
Professional fees	107	223
Customer incentive	1,021	364
Other	747	502

	$ 7,568	$ 3,450

Note 5.	Note Payable, Pledged Assets and Long-Term Debt

Long-term debt at December 31, 2007 and 2006 consists of the following:

	2007	2006

Senior Notes, financial institution	$ 58,928	$ 13,473
State of Oregon Economic Development Revenue Bonds	800	1,200
State of North Carolina Economic Development Revenue Bonds	1,400	1,800
City of Mishawaka, Indiana Industrial Revenue Bonds	4,200	---
Senior Subordinated Notes, Shareholder	14,801	---

	80,129	16,473
Less current maturities	8,628	2,467

	$ 71,501	$ 14,006

On May 18, 2007, in conjunction with the acquisition of Adorn Holdings, Inc., the Company entered into an eight-bank syndication led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. and is comprised of a credit agreement providing for a $110,000 senior secured credit facility. The facility provides for a revolving line of credit of $35,000 and a term loan of $75,000. The credit facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The credit facility bears interest at either prime or the Eurodollar rate plus the Company’s credit spread which is based on the Company’s leverage ratio, as defined. The term-debt and revolving line of credit may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments on the term loan that began in September 2007. Quarterly principal payments are reduced pro-rata over the remaining life of the credit facility in conjunction with any principal prepayments by the amount of the prepayment. The agreement is secured by all of the Company’s assets.

The unused portion of the revolving credit facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2,120 in financing costs as part of this transaction.

The Company's $110 million credit facility is subject to certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios.  In addition, the related agreement imposes restrictions on capital additions, additional debt, merger transactions, and the disposition of significant assets.  At December 31, 2007, the Company was in violation of one of its financial covenants.  The Company operated under a waiver of these violations until March 19, 2008, at which time the credit agreement was amended.  The amendments to the agreement modified certain financial covenants, terms and reporting requirements, and include the following provisions:

(a) For purposes of covenant calculations certain non-cash and/or non-recurring charges are added back to Consolidated EBITDA (as defined) as approved by the Lenders.

(b) For purposes of calculating the Leverage Ratio (as defined) as of any date prior to the first anniversary of the Effective Date, (May 18, 2007), consolidated EBITDA (as defined) shall be adjusted to include the consolidated financial results of Adorn for the period prior to the Effective Date (May 18, 2007).

(c)  For purposes of determining compliance with the leverage ratio covenant, the Maximum Leverage Ratio (as defined) for the quarterly computation dates for the remainder of the term of the credit facility was redefined.

Based on the Company's operating forecast for 2008, notwithstanding significant changes in market conditions, the Company believes that it will be in compliance with its debt covenants for 2008.

In March of 2005, the Company entered into an interest rate swap agreement. This swap agreement is designated as a cash flow hedge under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and is used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through January of 2015, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2007, 2006 or 2005. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders' equity.

On June 11, 2007, the Company entered into a second interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $10,000 and a maturity date of May 17, 2012, to hedge against changes in cash flows attributable to changes in the London InterBank Offering Rate (LIBOR) .

At December 31, 2007, these agreements had notional amounts of $11.9 million and $10.0 million, respectively. In accordance with the terms of the swap agreement, the Company pays a fixed interest rate of 4.78% and 5.60%, respectively. The Company receives a variable rate, based on LIBOR, calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a (liability)/asset for the fair value of these swap agreements in the amount of ($939) at December 31, 2007 and $108 at December 31, 2006. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

On May 18, 2007, in conjunction with the acquisition of Adorn Holdings, Inc. the Company issued senior subordinated notes to Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. for $13,975. The senior subordinated notes bear interest at 9.50% through May 18, 2008, at which time the interest rate increases to 13.50%. Interest on the notes is due semi-annually on June 30 and December 31. Interest payable on the notes is to be paid on each interest payment date, at the election of the Company, (i) in cash or (ii) in kind, in which event the amount of the principal outstanding under the notes will increase by the amount of such interest payment (“PIK Interest”) on such interest payment date and interest then accrues on the increased principal amount. At December 31, 2007, the Company elected the PIK Interest option and increased the principal amount of the notes by approximately $826.

On January 29, 2007, the Company issued a term note for $7,500 in conjunction with the American Hardwoods Inc. acquisition. Interest on this note was at prime or the Eurodollar rate plus a percentage based on Company cash flow. This note provided for a five year maturity in January 2012 with monthly principal and interest payments due at the end of each month which began in February 2007. This note was paid off on May 18, 2007 in conjunction with the Company’s new $110,000 credit facility.

On April 12, 2007, in conjunction with the addition of the Company’s new paint line facility and equipment, the Company issued $4,500 in industrial revenue bonds. These bonds were purchased by JPMorgan Chase and are subject to the terms of a loan agreement with JPMorgan Chase. The city of Mishawaka, Indiana Industrial Revenue bonds are payable in monthly installments of $38 plus interest at a variable tax-exempt bond rate plus the Company’s credit spread (7.725% at December 3, 2007). The final installment is due April 12, 2012. The bonds are collateralized by property and equipment purchased with the bond funds and are subject to certain financial covenants which are consistent with the Company’s credit facility which was entered into on May 18, 2007.

On March 3, 2005, the Company entered into a $15,000 variable interest rate term note and a secured revolving credit agreement which allowed borrowings up to $15,000, of which $10,000 were outstanding at December 31, 2006. The notes had an original maturity of January 31, 2010 and were paid off in conjunction with the new credit facility entered into on May 18, 2007.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400 plus interest at a variable tax exempt bond rate (3.70% at December 31, 2007). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds, are backed by a bank standby letter of credit totaling approximately $836 and are subject to certain financial covenants as defined in the agreement.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $400 plus quarterly interest payments at a variable tax exempt bond rate (3.75% at December 31, 2007). Annual payments of $500 are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $1,451.

The Company kept the outstanding industrial revenue bonds in place in conjunction with this new credit facility and is therefore part of the consolidated debt package.

Aggregate maturities of long-term debt for the next five years ending December 31, are; 2008 $8,628; 2009 $13,624; 2010 $16,151; 2011 $9,246 and 2012 $32,480.

In addition, the Company is contingently liable for standby letters of credit of approximately $3,512 to meet credit requirements for the Company's insurance providers.

Interest expense for the years ended December 31, 2007, 2006, and 2005 was approximately $6,590, $1,648, and $1,395 respectively.

Note 6.	Equity Transactions

Shareholder Rights Plan:

On March 21, 2006, in conjunction with the expiration of the Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s Common Stock. Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of Common Stock subsequently issued prior to the separation date as defined in the Rights Agreement. Each right entitles the holder to purchase 1/100th of a Preferred Share at the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Company Common Stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company’s assets are sold, then right-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.01 per right. The rights will expire on March 21, 2016. The Company has authorized 1,000,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

Note 7.	Commitments and Related Party Transactions

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2009. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases are with the former chairman emeritus/major shareholder and expire at various dates through 2011.

The total minimum rental commitment at December 31, 2007 under the facility leases mentioned above is approximately $13,915 which is due approximately $2,870 in 2008;, $2,291 in 2009; and $1,560 in 2010; $1,179 in 2011; $1,185 in 2012; and $4,830 thereafter.

The total minimum rental commitment at December 31, 2007 under the equipment leases mentioned above is approximately $5,229 which is due approximately $1,716 in 2008; $1,309 in 2009; $1,005 in 2010; and $542 in 2011; $326 in 2012; and $331 thereafter.

The total rent expense included in the statements of operations for the years ended December 31, 2007, 2006, and 2005 is approximately $4,145, $2,253, and $2,300 respectively, of which approximately $113 was paid in 2007, $110 was paid in 2006, and $240 was paid in 2005, to the former chairman emeritus.

The Company is committed to equipment purchases in the amount of $2,836 at December 31, 2007.

Note 8.	Major Customer

No customers accounted for 10% of Net sales for the years ended December 31, 2007 or 2006. Net sales for the year ended December 31, 2005 included sales to one customer in the Primary Manufactured Products and Distribution segments accounting for 10.6% of total net sales of the Company. The balance due from this customer at December 31, 2005 was approximately $2,900.

Note 9.	Income Tax Matters

Federal and state income taxes (credits) for the years ended December 31, 2007, 2006 and 2005, all of which are domestic, consist of the following:

	2007	2006	2005

Current:
Federal	$ (2,674)	$ 1,531	$ (44)
State	4	207	48
Deferred
Federal	180	123	673
State	(324)	33	339

	$ (2,814)	$ 1,894	$ 1,016

The provisions for income taxes (credits) for the years ended December 31, 2007, 2006 and 2005 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate to income before income taxes.

A reconciliation of the differences is as follows:

	2007	2006	2005

Rate applied to pretax income (loss)	$ (2,943)	$ 1,538	$ 830
State taxes, net of federal tax effect	(208)	156	250
Adjustments to deferred taxes	264	---	---
Other	73	200	(65)

	$ (2,814)	$ 1,894	$ 1,016

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

The composition of the deferred tax assets and liabilities at December 31, 2007 and 2006 is as follows:

	2007	2006

Gross deferred tax assets:
Trade receivables allowance	$ 65	$ 59
Inventory capitalization	399	452
Accrued expenses	863	358
Deferred compensation	1,140	839
Non-compete agreement	94	117
Inventory reserves	457	55
AMT and other tax credit carry-forwards	517	114
Federal and State NOL carry-forwards	1,130	33
Share based compensation	221	68
Pension liability	72	108
Interest rate swap	375	---
Other	76	54

	$ 5,409	$ 2,257

Gross deferred tax liabilities:
Accelerated depreciation	$ (4,248)	$ (1,913)
Prepaid expenses	(271)	(65)
Intangibles	(15,774)	---
Share based compensation	(115)	---
Interest rate swap	---	(43)

	(20,408)	(2,021)

Net deferred tax assets (liabilities)	$ (14,999)	$ 236

The deferred tax amounts above have been reflected on the accompanying consolidated balance sheets as of December 31, 2007 and 2006 as follows:

	2007	2006

Current deferred tax assets	$ 1,605	$ 923
Long-term deferred tax liabilities	(16,604)	(687)

	$ (14,999)	$ 236

At December 31, 2007, the Company has state net operating loss carry-forwards of approximately $12,140 available under various state revenue codes to be applied against future taxable income. These carry-forwards expire in varying amounts between 2012 and 2027.

At December 31, 2007, the Company has federal AMT credit and state manufacturing credit carry-forwards which are available to be directly offset against future federal and state income tax liabilities. The state manufacturing carry-forwards expire in varying amounts between 2009 and 2021. The AMT credits do not expire.

Note 10.	Self-Insurance

The Company has a self-insured health plan for its Patrick employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed approximately $225 at December 31, 2007. Additionally, the Company has a self-insured health plan for employees who were hired by Adorn, LLC under which there is both a participant stop loss and an aggregate stop loss. The Company is potentially responsible for annual claims not to individually exceed approximately $100 and for annual claims of approximately $125 in the aggregate at December 31, 2007. The excess loss portion of the employees' coverage has been insured with a commercial carrier.

The Company is partially self-insured for its workers' compensation liability, general liability and automobile insurance. The Company is responsible for a limit of $500 per workers’ compensation injury.

The Company has accrued an estimated liability for these benefits based upon claims incurred and for estimated benefits incurred but not reported.

Note 11.	Compensation Plans

Deferred compensation obligations:

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The Company recognized expense of $1,304, $296, and $295 for the years ended December 31, 2007, 2006, and 2005, respectively in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the accompanying balance sheet. Any differences between actual proceeds and cash surrender value are recorded as gains in the periods presented. Additionally, the Company records gains or losses in the cash surrender value in the period incurred. For the years ended December 31, 2007, 2006, and 2005, the Company recognized losses of $87, $25, and $8, respectively.

Bonus plan:

The Company pays bonuses to certain management personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $2,011, $847, and $770, for the years ended December 31, 2007, 2006, and 2005, respectively.

Profit-sharing plan:

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. Through December 31, 2007, Adorn, LLC contributed to a defined contribution plan for all of its employees who met the general eligibility requirements of the plan.  Effective January 1, 2008, this plan was merged into the Company’s qualified profit sharing plan. The contributions and related expenses for the years ended December 31, 2007, 2006, and 2005 were immaterial.

Stock Option and Stock Based Incentive Plans:

The Company has a stock option and stock-based incentive plan and various agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees and directors.

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R "Share Based Payment". The Company recognized compensation cost of $1,519 and $477 and related income tax benefits of $562 and $190 for its stock-based compensation plans in the statement of operations for 2007 and 2006, respectively.

Stock options are granted at fair market value, expire six years from the date of grant, and are generally exercisable ratably over five years. The following table summarizes the Company’s option activity for employees during the years ended December 31, 2007, 2006, and 2005:

	2007	2006			2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Total Options:
Outstanding, beginning of year	199	$ 9.54	255	$ 8.99	248	$ 8.13
Issued during the year	---		---	---	69	9.95
Cancelled during the year	(19)	9.98	(9)	10.01	(14)	7.99
Exercised during the year	(37)	7.57	(47)	6.46	(48)	6.19

Outstanding, end of year	143	$ 9.99	199	$ 9.54	255	$ 8.99

Aggregate intrinsic value		$ 0		$ 591		$ 409

Vested Options:
Eligible, end of year for exercise	80	$ 10.00	95	$ 9.04	98	$ 7.38

Aggregate intrinsic value		$ 0		$ 327		$ 313

Weighted average fair value of
options granted during the year		N/A		N/A		$ 3.56

The Company’s 1987 Stock Option Plan, which is shareholder approved, permits the granting of share options and shares to its employees and Directors for up to 657 shares of stock at December 31, 2007. The Company believes such awards better align the interests of its employees and Directors with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over 4 years of continuous service and have 6 year contractual terms.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the year ended December 31, 2005:

2005

Net earnings as reported	$1,424
Deduct: Compensation expense – fair value method	(91)
Pro forma net income	$1,333

Basic net earnings per share
As reported	$0.30
Pro forma	0.28

Diluted net earnings per share
As reported	$0.30
Pro forma	0.28

For purposes of this pro-forma disclosure, the value to the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods using the following assumptions:

2005

Dividend rate	0.00%
Risk-free interest rate	5.00%
Expected option life	4 years
Price volatility	36.45%

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

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, based on the Company’s closing stock price of $9.96 as of the last business day of the year ended December 31, 2007. The aggregate intrinsic value of options exercised for the year ended December 31, 2007 is $217.

A further summary about fixed options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable

	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

2004 Grants:
Exercise price of $10.01	89	2.5	$ 10.01	67	$ 10.01

2005 Grants:
Exercise price of $9.95	54	4.0	$ 9.95	13	$ 9.95

In conjunction with the Company’s stock awards, the board of directors approved approximately 5 shares granted on January 5, 2007, 12 shares granted on February 16, 2007, 25 shares granted on May 10, 2007, 60 shares granted on June 1, 2007, and 12 shares granted on October 5, 2007.

As of December 31, 2007, there was approximately $600 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of five months. The total fair value of shares vested during the year ended December 31, 2007 was approximately $1,519.

Note 12.	Contingencies

The Company is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information, including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on our consolidated financial position or results of operations.

Note 13.	Cash Flows Information

Supplemental information relative to the statements of cash flows for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005

Supplemental disclosures of cash flows information:
Cash payments for:
Interest	$ 6,232	$ 1,560	$ 1,383

Income taxes	$ 688	$ 1,437	$ 79

Note 14.	Unaudited Interim Financial Information

Presented below is certain selected unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	2007

Net sales	$ 78,148	$ 113,125	$ 136,556	$ 107,374
Gross profit	8,814	11,974	17,083	10,408
Net income (loss)	(654)	(1,286)	166	(4,069)
Earnings (loss) per common share	(0.13)	(0.24)	0.03	(0.68)
Weighted average common
shares outstanding	4,906	5,422	5,988	6,004

	2006

Net sales	$ 89,281	$ 94,692	$ 90,849	$ 72,807
Gross profit	11,002	11,699	10,528	8,834
Net income	706	1,306	406	211
Earnings per common share	0.15	0.27	0.08	0.04
Weighted average common
Shares outstanding	4,832	4,864	4,890	4,893

Note 15.	Segment Information

The Company has determined its reportable segments are those based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process.

The Company’s reportable segments are as follows:

Primary Manufactured Products - Utilizes various materials including gypsum, particleboard, plywood and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter and cabinet products with a wide variety of finishes and textures.

Distribution - Distributes primarily pre-finished wall and ceiling panels, particleboard, hardboard and vinyl siding, roofing products, high pressure laminates, passage doors, building hardware, insulation and other products.

Other Component Manufactured Products - Includes an adhesive division, a cabinet door division and a machine manufacturing division. The Company closed its machine manufacturing division in the fourth quarter of 2006.

Engineered Solutions – Includes aluminum extrusion, distribution and fabrication.

The accounting policies of the segments are the same as those described in Footnote 1, except that segment data includes intersegment revenues. Assets are identified with the segments with the exception of cash, prepaid expenses, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segment for use of the land and buildings based upon market rates. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including revenues, cost of goods sold, operating income and total identifiable assets.

The table below presents information about the net income and segment assets used by the chief operating decision makers of the Company as of and for the years ended December 31, 2007, 2006 and 2005:

	Primary Manufactured Products	Distribution	Other Component Manufactured Products	Engineered Solutions	Total
	2007

Sales	$ 243,732	$ 106,467	$ 33,795	$ 51,209	$435,203
Sales, intersegment	4,157	281	8,527	4,039	17,004

Total sales	247,889	106,748	42,322	55,248	452,207
Cost of goods sold	225,002	92,782	38,801	52,949	409,534
Operating income	6,965	3,796	134	26	10,921
Identifiable assets	52,484	18,228	70,220	13,135	154,067
Depreciation and amortization	2,495	168	1,409	1,066	5,138

	2006

Sales	$ 171,744	$ 118,011	$ 13,114	$ 44,760	$347,629
Sales, intersegment	4,818	480	3,087	3,381	11,766

Total sales	176,562	118,491	16,201	48,141	359,395
Cost of goods sold	158,820	103,814	14,748	44,268	321,650
Operating income	6,977	5,567	50	1,655	14,249
Identifiable assets	43,469	12,134	3,155	14,573	73,331
Depreciation	1,976	138	311	252	2,677

	2005

Sales	$ 160,339	$ 112,042	$ 12,942	$ 38,077	$323,400
Sales, intersegment	5,815	477	3,473	3,453	13,218

Total sales	166,154	112,519	16,415	41,530	336,618
Cost of goods sold	150,241	100,533	13,853	38,261	302,888
Operating income	5,429	3,295	432	1,446	10,602
Identifiable assets	40,887	14,225	5,665	6,597	67,374
Depreciation	2,117	128	417	286	2,948

A reconciliation of total segment sales, cost of goods sold and operating income to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Sales:
Total sales for reportable segments	$ 452,207	$ 359,395	$ 336,618
Elimination of inter-segment revenue	(17,004)	(11,766)	(13,218)
Consolidated sales	$ 435,203	$ 347,629	$ 323,400

Cost of goods sold:
Total cost of goods sold for reportable segments	$ 409,534	$ 321,650	$ 302,888
Elimination of inter-segment cost of goods sold	(17,004)	(11,766)	(13,218)
Consolidation reclassifications	(2,072)	(1,706)	(1,741)
Corporate incentive agreements	(3,582)	(3,170)	(2,813)
Other	48	558	144
Consolidated cost of goods sold	$ 386,924	$ 305,566	$ 285,260

Operating income:
Operating income for reportable segments	$ 10,921	$ 14,249	$ 10,602
Corporate incentive agreements	3,582	3,170	2,813
Consolidation reclassifications	646	42	315
Gain on sale of property and equipment	231	103	136
Unallocated corporate expenses	(17,507)	(11,311)	(9,893)

Consolidated operating income (loss)	$ (2,128)	$ 6,154	$ 3,836

Consolidated assets:
Identifiable assets for reportable segments	$ 154,067	$ 73,331	$ 67,374
Corporate property and equipment	30,070	27,251	26,067
Current assets not allocated to segments	7,819	5,741	3,498
Intangible and other assets not allocated to segments	4,583	3,100	3,065
Consolidation eliminations	(297)	(274)	(274)

Consolidated assets	$ 196,242	$ 109,149	$ 99,730

Depreciation and amortization:
Depreciation and amortization for reportable segments	$ 5,138	$ 2,677	$ 2,948
Corporate depreciation and amortization	1,610	1,409	1,464

Consolidated depreciation and amortization	$ 6,748	$ 4,086	$ 4,412

Cost of goods sold includes restructuring charges of $1,222 and $959 related to the Primary Manufactured Products segment and Other Component Manufactured Products segment at December 31, 2007, respectively. Selling, general and administrative expense includes restructuring charges of $60 and $91 related to the Primary Manufactured Products segment and Other Component Manufactured Products segment at December 31, 2007, respectively. The Primary Manufactured Products segment and the Other Component Manufactured Products segment include amortization expense related to intangible assets of $60 and $941 for the year ended December 31, 2007, respectively.

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.

Unallocated corporate expenses include corporate general and administrative expenses including wages, insurance, taxes, supplies, travel and entertainment, professional fees and others.

Note 16.	Subsequent Event

On March 10, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale of 1,125,000 shares of its common stock to Tontine at $7.00 per share, for an aggregate purchase price of $7,875. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7,700 of the approximate $14,800 in principal currently outstanding under the Notes and to pay related accrued interest.

On March 10, 2008, the Company entered into a Standby Purchase Agreement (the “2008 Standby Purchase Agreement’) with Tontine in connection with its proposed rights offering of 1,125,000 additional shares of common stock to its shareholders. Under the proposed rights offering, shareholders will receive one right to purchase .157717 of a share of common stock for each share of common stock held as of a to-be-determined record date at a purchase price of $7.00 per share, or an aggregate purchase price of $7,875. This proposed rights offering and the sale of shares to Tontine in March 2008 replace the previously announced rights offering approved by the Company’s shareholders in November 2007. Pursuant to the 2008 Standby Purchase Agreement, Tontine has agreed to purchase (i) its pro rata portion of the shares offered in the rights offering and (ii) those shares that are unsubscribed for by other shareholders at the close of the rights offering at the same price of $7.00 per share. The Company will use the net proceeds from the rights offering to prepay the remaining principal balance on the Notes and to pay related accrued interest, and will use any remaining funds to reduce borrowings under its revolving credit facility. The Company will seek approval of its shareholders for the rights offering and the 2008 Standby Purchase Agreement at its annual meeting, currently scheduled to be held on May 14, 2008.

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3.1

-Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibits 3.1 and 3.2 to Form 10-Q filed on May 14, 1996 and Exhibit 3.2 to Form S-3 filed on December 28, 2007 and incorporated herein by reference) ...........

3.2	-By-laws of Patrick Industries, Inc. (filed as Exhibit 3.1 to Form 8-K filed on May 24, 2007 and incorporated herein by reference). ...........

3.3

-Rights Agreement, dated March 21, 2006, between Patrick Industries, Inc. and National City Bank, as Rights Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2006 and incorporated herein by reference)......

3.4

-Amendment No. 1 to Rights Agreement, dated May 18, 2007, between Patrick Industries, Inc. and National City Bank, as Rights Agent (filed as Exhibit 10.5 to the Company’s Form 8-K filed on May 24, 2007 and incorporated herein by reference)......

3.5

-Amendment No. 2 to Rights Agreement, dated March 12, 2008, between Patrick Industries, Inc. and National City Bank, as Rights Agent (filed as Exhibit 10.3 to the Company’s Form 8-K filed on March 13, 2008 and incorporated herein by reference)......

4.1

-Registration Rights Agreement dated September 13, 2005, between the Company and Tontine Capital Partners, L.P. (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference)......

4.2

-Amended and Restated Registration Rights Agreement, dated as of May 18, 2007, by and among Patrick Industries, Inc., Tontine Capital Partners, L.P., and Tontine Capital Overseas Master Fund, L.P. (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 24, 2007 and incorporated herein by reference).

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

10.16

-Amendment to Credit Facilities and Loan Participation Agreement, dated January 29, 2007, among the Company, JPMorgan Chase Bank, N.A. and National City Bank of Indiana, and new Term Note, dated January 29, 2007, between the Company and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.17 to the Company’s Form 10-K filed on April 2, 2007) .........

10.17

-First Amendment and Waiver, dated March 19, 2008, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit ☐ to Form 8-K filed on March 26, 2008 and incorporated herein by reference) .........

10.18

-Securities Purchase Agreement, dated March 10, 2008, by and among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P., and Patrick Industries, Inc. (filed as Exhibit 10.1 to Form 8-K filed on March 13, 2008 and incorporated herein by reference).........

10.19

-Standby Purchase Agreement, dated March 10, 2008, by and among Patrick Industries, Inc., Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (filed as Exhibit 10.2 to Form 8-K filed on March 13, 2008 and incorporated herein by reference) .........

12.1**	-Statement of Computation of Operating Ratios

21.1**	-Subsidiaries of the Registrant .........

23.1**	-Consent of Ernst & Young LLP .........

23.2**	-Consent of McGladrey & Pullen LLP .........

31.1**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer .........

31.2**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer .........

32.1**	-Certification pursuant to 18 U.S.C. Section 1350 .........

*Management contract or compensatory plan or arrangement.

**Filed herewith.