Form 10-K/A
period 2007-12-31
PATRICK INDUSTRIES INC
filed 2008-04-02
CIK 76605

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

EXPLANATORY NOTE: This Amendment No. 1 to Form 10-K of Patrick Industries, Inc. (the "Company") corrects certain typographical errors and omissions in Items 7, 9A and 15. No other changes have been made in this Form 10-K/A that modify or update other disclosure as presented in the original report.

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

The following table sets forth the percentage relationship to net sales of certain items in our statements of operations:

	Year Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	88.4	87.9	88.2
Restructuring charges	0.5	- - -	- - -
Gross profit	11.1	12.1	11.8
Warehouse and delivery	4.7	4.2	4.3
Selling, general and administrative	6.6	6.1	6.3
Amortization of intangible assets	0.3	- - -	- - -
Restructuring charges	- - -	- - -	- - -
Operating income (loss)	(0.5)	1.8	1.2
Interest expense	1.5	0.5	0.4
Net income (loss)	(1.3)	0.8	0.4

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

Distribution Segment Discussion

Net sales decreased $11.8 million, or 9.9% to $106.7 million in 2007 from $118.5 million in 2006. The decline in sales in this segment is attributable to the approximate 19% decline in shipments in the manufactured housing industry, which is the primary market sector this segment serves. Additionally, pricing declines on prices charged to customers on certain major commodity products negatively impacted revenues in this segment by an estimated $5 million. These declines were partially offset by increased new product sales of approximately $3 million.

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

Managements Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal controls over financial reporting were effective as of December 31, 2007. On May 18, 2007, the Company acquired Adorn Holdings, Inc. (Adorn). As permitted by the Securities and Exchange Commission’s rules on acquired businesses and reporting on internal control over financial reporting in the year of an acquisition, we have excluded Adorn from the scope of management’s assessment. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Ernst & Young LLP

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

/s/McGladrey & Pullen, LLP

Elkhart, Indiana

April 2, 2007

Patrick Industries, Inc.
And Subsidiaries

Consolidated Balance Sheets
December 31, 2007 and 2006
(dollars in thousands, except shares)
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$ 151	$ 357
Trade receivables, net of allowance for doubtful accounts of $175 and $150 respectively	15,251	14,874
Inventories	43,566	43,299
Income taxes receivable	3,728	---
Prepaid expenses and other	4,621	3,669
Deferred tax assets	1,605	923

Total current assets	68,922	63,122
Property, plant, and equipment, net	54,755	42,927
Goodwill	29,514	---
Intangible assets, net of accumulated amortization of $1,001 in 2007	38,469	---
Deferred financing costs, net of accumulated amortization of $265 in 2007	1,861	---
Other non-current assets	2,721	3,100
Total assets	$ 196,242	$ 109,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$ 8,628	$ 2,467
Short-term borrowings	1,479	10,000
Accounts payable	14,349	10,100
Accrued liabilities	7,568	3,450

Total current liabilities	32,024	26,017
Long-term debt, less current maturities	71,501	14,006
Deferred compensation and other	4,180	2,363
Deferred tax liabilities	16,604	687

Total liabilities	124,309	43,073

Commitments and Contingencies

Shareholders’ equity
Preferred stock, no par value; authorized
1,000,000 shares	---	---
Common stock, no par value; authorized
20,000,000 shares; issued 2007 – 6,002,461
shares; issued 2006 – 4,893,908 shares	32,635	20,360
Accumulated other comprehensive loss	(672)	(97)
Additional paid-in captial	148	148
Retained earnings	39,822	45,665

Total shareholders’ equity	71,933	66,076

Total liabilities and shareholders’ equity	$ 196,242	$ 109,149

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

Patrick Industries, Inc.
And Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except shares)
	Compre-hensive Income(Loss)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Additional Paid-in-capital	Retained Earnings	Total

Balance, December 31, 2004	$ ---	$ ---	$ 19,128	$ ---	$ ---	$ ---	$ 41,612	$ 60,740
Net income	1,424	---	---	---	---	---	1,424	1,424
Other comprehensive (loss), net of tax change in fair value
of interest rate swap	(1)	---	---	(1)	---	---	---	(1)
Issuance of 24,000 shares of common stock for stock award plan	---	---	211	---	(211)	---	---	---
Stock based compensation expense	---	---	---	---	141	---	---	141
Issuance of 47,750 shares of common stock upon exercise
of common stock options including tax benefit	---	---	376	---	---	---	---	376
Balance, December 31, 2005	1,423	---	19,715	(1)	(70)	---	43,036	62,680
Net income	2,629	---	---	---	---	---	2,629	2,629
Adoption of SFAS 123R	---	---	(70)	---	70	---	---	---
Other comprehensive gain, net of tax change in fair value of
interest rate swap	66	---	---	66	---	---	---	66
Issuance of common stock for stock award plan	---	---	249	---	---	---	---	249
Issuance of common stock for officers’ stock grant	---	---	80	---	---	---	---	80
Issuance of 46,900 shares of common stock upon exercise
of common stock options including tax benefit	---	---	386	---	---	---	---	386
Adoption of SFAS 158	---	---	---	(162)	---	---	---	(162)
Stock compensation expense	---	---	---	---	---	148	---	148
Balance, December 31, 2006	2,695	---	20,360	(97)	---	148	45,665	66,076
Net loss	(5,843)	---	---	---	---	---	(5,843)	(5,843)
Change in accumulated pension obligation net of tax	53	---	---	53	---	---	---	53
Change in fair value of interest rate swap, net of tax	(628)	---	---	(628)	---	---	---	(628)
Issuance of 980,000 shares of common stock in private placement, net of expenses	---	---	10,851	---	---	---	---	10,851
Net Issuance of 128,553 shares of common stock under stock based plans including tax benefit	---	---	82	---	---	---	---	82
Stock compensation expense	---	---	1,519	---	---	---	---	1,519
Rights offering expenses	---	---	(177)					(177)
Balance, December 31, 2007	$ (6,418)	$ ---	$ 32,635	$ (672)	$ ---	148	$ 39,822	$ 71,933

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

	Year Ended December 31,
	2007	2006
Revenue	$530,795	$606,800
Net income (loss)	(5,762)	5,010
Basic earnings (loss) per share	($1.03)	$ 0.86
Diluted earnings (loss) per share	($1.03)	$ 0.85

Note 3.	Restructuring Charges

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

Based on the Company's operating forecast for 2008, notwithstanding significant changes in market conditions, the Company believes that it is probable it will be in compliance with its debt covenants for 2008.

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

A reconciliation of the differences is as follows:

	2007	2006	2005

Rate applied to pretax income (loss)	$ (2,943)	$ 1,538	$ 830
State taxes, net of federal tax effect	(208)	156	250
Adjustments to deferred taxes	264	---	---
Other	73	200	(64)

	$ (2,814)	$ 1,894	$ 1,016

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

A reconciliation of total segment sales, cost of goods sold and operating income to consolidated sales, cost of goods sold, and segment information to the consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Sales:
Total sales for reportable segments	$ 452,207	$ 359,395	$ 336,618
Elimination of inter-segment revenue	(17,004)	(11,766)	(13,218)
Consolidated sales	$ 435,203	$ 347,629	$ 323,400

Cost of goods sold:
Total cost of goods sold for reportable segments	$ 409,534	$ 321,650	$ 302,888
Elimination of inter-segment cost of goods sold	(17,004)	(11,766)	(13,218)
Consolidation reclassifications	(2,072)	(1,706)	(1,741)
Corporate incentive agreements	(3,582)	(3,170)	(2,813)
Other	48	558	144
Consolidated cost of goods sold	$ 386,924	$ 305,566	$ 285,260

Operating income:
Operating income for reportable segments	$ 10,921	$ 14,249	$ 10,602
Corporate incentive agreements	3,582	3,170	2,813
Consolidation reclassifications	646	42	315
Gain on sale of property and equipment	231	103	136
Unallocated corporate expenses	(17,508)	(11,410)	(10,030)

Consolidated operating income (loss)	$ (2,128)	$ 6,154	$ 3,836

Consolidated assets:
Identifiable assets for reportable segments	$ 154,067	$ 73,331	$ 67,374
Corporate property and equipment	30,070	27,251	26,067
Current assets not allocated to segments	7,819	5,741	3,498
Intangible and other assets not allocated to segments	4,583	3,100	3,065
Consolidation eliminations	(297)	(274)	(274)

Consolidated assets	$ 196,242	$ 109,149	$ 99,730

Depreciation and amortization:
Depreciation and amortization for reportable segments	$ 5,138	$ 2,677	$ 2,948
Corporate depreciation and amortization	1,610	1,409	1,464

Consolidated depreciation and amortization	$ 6,748	$ 4,086	$ 4,412

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

12.1	-Statement of Computation of Operating Ratios (filed as Exhibit 12.2 to Form 10-K filed on March 31, 2008 and incoroprated herein by reference) ........

16.1	-Letter from McGladrey & Pullen, LLP to the SEC dated April 6, 2007 (filed as Exhibit 16.1 to Form 8-K filed on April 6, 2007 and incorporated herein by reference) .........
21.1	-Subsidiaries of the Registrant (filed as Exhibit 21.1 to Form 10-K filed on March 31, 2008 and incorporated herein by reference) .........

23.1**	-Consent of Ernst & Young LLP .........

23.2**	-Consent of McGladrey & Pullen LLP .........

31.1**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer .........

31.2**	-Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer .........

32.1**	-Certification pursuant to 18 U.S.C. Section 1350 .........

*Management contract or compensatory plan or arrangement.

**Filed herewith.