Form 10-Q
period 2008-03-30
PATRICK INDUSTRIES INC
filed 2008-05-19
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Yes [ X ] No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [ X ]	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No [ X ]

As of May 14, 2008, there were 7,168,618 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets
March 30, 2008 (unaudited) & December 31, 2007	3

Unaudited Condensed Statements of Operations
Three Months Ended March 30, 2008 & March 31, 2007	4

Unaudited Condensed Statements of Cash Flows
Three Months Ended March 30, 2008 & March 31, 2007	5

Notes to Unaudited Condensed Financial Statements	6-12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4. CONTROLS AND PROCEDURES	20

PART II: OTHER INFORMATION	21

ITEM 1A. RISK FACTORS	21

ITEM 6. EXHIBITS	21

Signatures	22

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(dollars in thousands)

	Unaudited March 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 66	$ 151
Trade receivables	26,197	15,251
Inventories	41,177	43,566
Income taxes receivable	3,361	3,728
Prepaid expenses and other	2,081	4,621
Deferred tax assets	1,605	1,605
Assets held for sale	1,694	---

Total current assets	76,181	68,922

PROPERTY AND EQUIPMENT	110,031	112,665
Less accumulated depreciation	57,024	57,910

Net property and equipment, at cost	53,007	54,755

INTANGIBLE AND OTHER ASSETS
Goodwill	29,514	29,514
Intangible assets, net of accumulated amortization of $1,430 in 2008 and $1,001 in 2007	38,040	38,469
Deferred financing costs, net of accumulated amortization of $372 in 2008 and $265 in 2007	2,091	1,861
Other assets	3,002	2,721

Total intangible and other assets	72,647	72,565

Total assets	$ 201,835	$ 196,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$ 8,628	$ 8,628
Short-term borrowings	---	1,479
Accounts payable	25,063	14,349
Accrued expenses	6,668	7,568

Total current liabilities	40,359	32,024

LONG-TERM DEBT, less current maturities	63,658	71,501
DEFERRED COMPENSATION AND OTHER	4,881	4,180
DEFERRED TAX LIABILITIES	15,238	16,604

Total liabilities	$ 124,136	$ 124,309

SHAREHOLDERS’ EQUITY
Common stock	40,704	32,635
Accumulated other comprehensive loss	(1,106)	(672)
Additional paid-in capital	148	148
Retained earnings	37,953	39,822

Total shareholders’ equity	$ 77,699	$ 71,933

Total liabilities and shareholders’ equity	$ 201,835	$ 196,242

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted average shares in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 30,	March 31,
	2008	2007

Net sales	$ 111,011	$ 78,148

Cost of goods sold	98,914	69,334
Restructuring charges	446	---

Gross profit	11,651	8,814

Operating expenses:
Warehouse and delivery expenses	5,052	3,767
Selling, general, and administrative expenses	7,756	5,576
Amortization of intangible assets	429	---

Total operating expenses	13,237	9,343

Operating loss	(1,586)	(529)

Interest expense, net	1,812	571
Other income	(430)	---

Loss before income taxes	(2,968)	(1,100)

Income tax benefit	(1,098)	(446)

Net loss	$ (1,870)	$ (654)

Basic loss per common share	$ (0.30)	$ (0.13)

Diluted loss per common share	$ (0.30)	$ (0.13)

Weighted average common shares outstanding, basic	6,256	4,906
Weighted average common shares outstanding, diluted	6,256	4,906

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)

	THREE MONTHS ENDED
	March 30,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,870)	$ (654)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,510	959
Amortization	429	---
Deferred compensation	76	---
Share based compensation expense	378	255
Gain on sale of fixed assets	(430)	(5)
Decrease in cash surrender value of life insurance	---	3
Deferred income taxes	(1,367)	(223)
Other	(2)	348
Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(10,945)	(2,972)
Inventories	2,389	2,376
Prepaid expenses and other	2,540	(736)
Income taxes receivable	366	---
Increase (decrease) in:
Accounts payable and accrued liabilities	9,830	2,866
Income taxes payable	(16)	(512)

Net cash provided by operating activities	2,888	1,705

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,585)	(1,439)
Proceeds from sale of property and equipment	558	5
Life insurance premiums	(500)	(28)
Life insurance proceeds	101	---
Acquisition of American Hardwoods	---	(7,136)

Net cash used in investing activities	(1,426)	(8,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	---	7,500
Short-term payments	(1,479)	---
Principal payments on long-term debt	(7,843)	(417)
Payments on deferred compensation obligations	(98)	(82)
Proceeds from issuance of private placement of securities, net of expenses	7,875	---
Other	(2)	(10)

Net cash provided by (used in) financing activities	(1,547)	6,991

Increase (decrease) in cash and cash equivalents	(85)	98
Cash and cash equivalents, beginning	151	357

Cash and cash equivalents, ending	$ 66	$ 455

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(dollars in thousands, except shares and per share amounts)

1.	General

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of March 30, 2008, and December 31, 2007, and its results of operations and cash flows for the three months ended March 30, 2008 and March 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K and 10K/A for the year ended December 31, 2007. The results of operations for the three month periods ended March 30, 2008 and March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made in the 2007 consolidated financial statements to conform to the presentation used in 2008.

Summary of Accounting Policies

Inventories

The inventories on March 30, 2008 and December 31, 2007 consist of the following classes:

	March 30, 2008	December 31, 2007

Raw materials	$ 21,701	$ 23,768
Work in process	5,066	5,252
Finished goods	4,557	5,091

Total manufactured goods	31,324	34,111
Distribution products	9,853	9,455

Total inventories	$ 41,177	$ 43,566

Inventories are stated at the lower of cost or market using the weighted average cost method.

Goodwill

The Company’s goodwill at March 30, 2008 is related to its Primary Manufactured Products Segment and its Other Component Manufactured Products segment. The Company accounts for its goodwill pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill annually, as of October 1, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company are utilized after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature. No impairment was recognized during the three months ended March 30, 2008.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the effective interest method.

2.	Acquisitions

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7,136. The Company believes the acquisition of American Hardwoods will strengthen its platform in the industrial market sector, as well as provide diversification opportunities and add new products to its Distribution Segment. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for American Hardwoods are included in the Company’s Distribution Segment for the three month period ended March 30, 2008 and the two month period ended March 31, 2007.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed on January 29, 2007:

Current assets	$ 4,208
Property, plant and equipment	3,250

Total assets acquired	7,458
Current liabilities	(322)

Net assets acquired	$ 7,136

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn Holdings, Inc., (“Adorn”) an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $78,764 in cash. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 Business Combinations. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the quarter ended March 30, 2008.

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

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated balance sheet at their estimated fair values as of the date of the acquisition. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the conclusion of the consolidation activities which will occur in the second quarter of 2008. Revision to the fair values will be recorded by the Company as further adjustments to the purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007:

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

The following unaudited pro forma information assumes the Adorn and American Hardwoods’ acquisitions occurred at the beginning of the period ended March 31, 2007. Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transactions. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

Quarter Ended March 31, 2007
Revenue	$ 138,555
Net loss	(634)
Basic loss per share	$ (0.11)
Diluted loss per share	$ (0.11)

3.	Restructuring and Integration

During the quarter ended March 30, 2008, the Company continued with previously announced restructuring actions related to the integration of Adorn. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes severance, facility closures, and various asset write-downs. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines. Restructuring charges of

$446 were incurred in cost of goods sold in the quarter ended March 30, 2008, as the Company announced it was closing one operation and consolidating two other Patrick operations into Adorn operations, thus eliminating certain positions from the closed facilities. Additionally, during the first quarter of 2008, the Company incurred restructuring charges or approximately $96 related to severance costs as a result of the elimination of certain administrative positions which are included in selling, general and administrative expenses for the quarter ended March 30, 2008.

The following table summarizes the expected, incurred and remaining costs for the restructuring plans:

		Asset	Facility Exit
	Severance	Write-Downs	Costs	Total

Balance at January 1, 2008	$ 206	$ ---	$ ---	$ 206
Restructuring charges	296	221	25	542
Cash payments/write-offs	(368)	(221)	(25)	(614)

Balance at March 30, 2008	$ 134	$ ---	$ ---	$ 134

The majority of the remaining restructuring activities are expected to be completed during the second quarter of 2008. Additional restructuring expenses may be necessary as the integration progresses.

4.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recognized compensation cost of $378 and $255 and related income tax benefits of $151 and $102 for its stock-based compensation plans in the statements of operations for the three months ended March 30, 2008, and March 31, 2007, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved approximately 5 shares granted on January 5, 2007, 12 shares granted on February 16, 2007, 25 shares granted on May 10, 2007, 60 shares granted on June 1, 2007, 12 shares granted on October 5, 2007, 8 shares granted on January 5, 2008, and 16 shares on March 26, 2008. The compensation cost associated with these grants has been appropriately recognized in the consolidated financial statements at March 30, 2008.

As of March 30, 2008, there was approximately $222 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of two months.

5.	Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three-month periods were calculated using the weighted average shares as follows:

	Three Months Ended
	March 30,	March 31,
	2008	2007

Weighted average number of common shares
used in basic EPS	6,256	4,906
Effect of dilutive securities	---	---

Weighted average diluted shares	6,256	4,906

As the Company reported a net loss for the three-month period ended March 30, 2008 and March 31, 2007, the dilutive effect of approximately 138 shares related to stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

6.	Comprehensive Loss

The changes in the components of comprehensive loss for the three month periods ending March 30, 2008 and March 31, 2007 are as follows:

	Three Months Ended
	March 30,	March 30,
	2008	2007

Net loss	$ (1,870)	$ (654)
Unrealized losses on cash flow hedges, net of taxes	(433)	(32)

Comprehensive loss	$ (2,303)	$ (686)

As of March 30, 2008 and March 31, 2007, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on cash flow hedges and changes in accumulated pension benefit was ($1,106) and ($129), respectively.

7.

The Company entered into a listing agreement to sell one if its California facilities, which was exited in 2007. During the quarter ended March 30, 2008, the Company reclassified its carrying value of $1.7 million to assets held for sale included in current assets on the accompanying condensed balance sheet. The Company expects to sell this facility within the next year.

8.	New Accounting Standards

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Company’s consolidated condensed financial statements as a result of the adoption of SFAS No. 157.  As of March 30, 2008 and March 31, 2007, liabilities of $1,661 and assets of $54, respectively, have been recognized for the fair value of the interest rate swap agreements.  In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 30, 2008.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected not to apply the fair value option to any of its financial instruments except for those expressly required by U.S. GAAP.  The Company follows the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments. These Statements require the Company to recognize derivative financial instruments on the consolidated balance sheets at fair value.

In 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This Statement significantly changes the financial accounting and reporting of  noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This Statement is effective prospectively for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's consolidated condensed financial statements.

9.	Segment Information

The Company has determined that our reportable segments are those based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. The Company’s reportable segments are as follows:

Primary Manufactured Products - Utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

Distribution - Distributes drywall and ceiling panels, drywall finishing products, hardboard and various sidings, roofing products, various flooring products, passage doors, insulation, and other products.

Other Component Manufactured Products - Includes an adhesive division, two cabinet door divisions, and a vinyl printing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication operations.

The table below presents unaudited information about the revenue, gross profit, operating income, and total assets of those segments:

THREE MONTHS ENDED MARCH 30, 2008
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MFG	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 66,595	$ 21,442	$ 12,054	$ 10,920	$ 111,011
Intersegment sales	$ 2,636	$ 16	$ 2,719	$ 934	$ 6,305

Operating income	$ 2,131	$ 252	$ 639	$ 207	$ 3,229

THREE MONTHS ENDED MARCH 31, 2007
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MFG	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 37,837	$ 24,156	$ 2,371	$ 13,784	$ 78,148
Intersegment sales	$ 912	$ 65	$ 721	$ 802	$ 2,500

Operating income (loss)	$ 951	$ 687	$ (260)	$ 468	$ 1,846

Reconciliation of segment operating income to consolidated operating income:

	Three Months Ended
	March 30,	March 31,
	2008	2007

Operating income for segments	$ 3,229	$ 1,846
Corporate incentive agreements	705	446
Corporate expenses	(4,996)	(2,853)
Amortization	(429)	---
Other	(95)	32

Consolidated operating loss	$ (1,586)	$ (529)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first quarter of 2008 marked a continuation of overall soft economic conditions and tight credit standards in the residential housing industry, which had an impact on all three of the major markets the Company serves. While the Company focused its efforts on completing the final phase of the consolidation of Adorn Holdings, Inc. (acquired in May 2007) into Patrick, our operations team turned their focus to improving efficiencies and maximizing synergies from the consolidated operations. For the first quarter of 2008, the Company estimates synergy savings from the Adorn acquisition to be approximately $1.0 million including headcount reductions, combined purchasing leverage, and facility efficiency improvement realization. Additionally, in March 2008 in anticipation of further weak economic conditions, the Company proactively reduced its hourly and salaried headcount by approximately 82 positions estimated to save more than $4.0 million in overhead and administrative costs on an annualized basis. These initiatives, however, were not enough to offset the weakness in the overall markets in the first quarter.

The recreational vehicle industry, which represents approximately 42% of the Company’s sales in the first quarter of 2008, experienced shipment declines of approximately 12% for the quarter versus the prior period. The manufactured housing industry, which represents approximately 33% of the Company’s combined sales for the first quarter, saw a small monthly shipment increase in February 2008, followed by another decline in March to finish the first quarter with shipments down approximately 3% from the prior year. While the February monthly increase was a positive sign for the industry, it was against a comparative monthly period that was extremely weak, and the industry as a whole continues to run at rates that reflect stagnant operating conditions on an annualized basis. Additionally, pricing on gypsum related commodity products that the Company sells in this market was down approximately 39% year over year on manufacturing products and approximately 29% on distribution products. The weak conditions in the manufactured housing industry dramatically affected the Company’s distribution segment, which saw sales decline approximately 11% from the prior year and operating profits decline approximately 63% as approximately 76% of the Company’s sales in this segment are associated with the manufactured housing industry. The revenues in the Company’s primary manufacturing segment increased by more than 66%, largely reflecting the increased contribution from the Adorn acquisition. Operating profits including the impact of approximately $0.2 million of restructuring charges in this segment, improved by almost 125% from quarter to quarter to finish at more than $2.1 million. The industrial market, which represents approximately 25% of the Company’s revenue base in 2008, continued to be impacted by depressed conditions in the residential housing market. The Company remains focused on maintaining contribution margins and continues to look for ways to reduce its fixed costs in order to maximize synergies and improve profitability.

The financial results for the first quarter include the results of operations from acquisitions of Adorn Holdings, Inc. (May 18, 2007) and American Hardwoods, Inc. (January 29, 2007). From an operating perspective, sales for the first quarter ended March 30, 2008 increased approximately $32.9 million, or 42.1% when compared to the prior year primarily as a result of the acquisitions in 2007. Gross margins decreased from 11.3% in 2007 to 10.5% in 2008, principally due to inventory adjustments at one of our facilities, as discussed below, and restructuring charges of approximately $0.4 million related to the closing and consolidation of three Patrick manufacturing divisions. From an operating expense perspective, efficiency improvements realized from the consolidation of Adorn related to delivery costs were offset by approximately $0.5 million in pre-tax expenses including increased amortization expense from the acquisition of approximately $0.4 million, and increased stock compensation of approximately $0.1 million related to attaining certain milestone objectives in conjunction with the completion of phase three of the consolidation plans associated with the Adorn acquisition. Operating expenses in the first quarter of 2007 included approximately $0.4 million in charges related to severance and certain vesting of retirement benefits in anticipation of the Adorn acquisition. Net operating losses were higher on a percentage basis at 1.4% for the first quarter of 2008 compared to 0.7% in the first quarter of 2007. Interest expense increased more than $1.2 million from period to period as a result of increased debt levels due to the Company’s acquisitions in 2007. The Company posted a net loss of approximately $1.9 million, or $0.30 per share, in the first quarter of 2008 compared to a net loss of $0.7 million, or $0.13 per share in the same period in 2007.

Depreciation expense increased approximately $0.5 million due to the Adorn and American Hardwoods acquisitions in 2007. The Company sold certain excess fixed assets as a result of the Adorn acquisition during the first quarter of 2008 resulting in a gain on sale of approximately $0.4 million. Trade receivables increased $10.9 million from December 2007 due to the normal seasonal demand cycles and inventory levels decreased approximately $2.4 million from the December 2007 levels in conjunction with the Company’s continued focus on improving inventory turns and due to a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities. The Company has one of its facilities in California listed for sale at March 30, 2008. Accounts payable and accrued liabilities increased approximately $9.8 million from December 31, 2007 due to normal seasonal demand cycles and operating cash management. The Company had approximately $10.0 million of borrowings on its line of credit at March 31, 2007. The Company reinvested approximately $0.5 million in life insurance policies in the first quarter of 2008 in conjunction with its deferred compensation program. The increase in corporate incentive agreements is due to the acquisition of Adorn.

The Company’s diversification efforts into the industrial and other markets, which represent approximately 25%, and 36% of the Company’s sales for the three months ending March 30, 2008 and 2007, respectively, were hindered by soft conditions in the residential housing market. Approximately 80% of the Company’s industrial sales are associated with the residential housing market.

On March 10, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale of 1,125,000 shares of its common stock to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively “Tontine”) at $7.00 per share, for an aggregate purchase price of $7,875. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7,700 of the approximate $14,800 in principal then outstanding under the Company’s 9.5% Senior subordinated promissory notes (the “Notes”) and to pay related accrued interest.

On March 10, 2008, the Company entered into a Standby Purchase Agreement (the “2008 Standby Purchase Agreement’) with Tontine in connection with its proposed rights offering of 1,850,000 additional shares of common stock to its shareholders. Under the proposed rights offering, shareholders will receive one right to purchase .2580693 of a share of common stock for each share of common stock held as of a to-be-determined record date at a purchase price of $7.00 per share, or an aggregate purchase price of $12,950. This proposed rights offering and the sale of shares to Tontine in March 2008 replace the previously announced rights offering approved by the Company’s shareholders in November 2007. Pursuant to the 2008 Standby Purchase Agreement, Tontine has agreed to purchase (i) its pro rata portion of the shares offered in the rights offering and (ii) those shares that are unsubscribed for by other shareholders at the close of the rights offering at the same price of $7.00 per share. The Company will use the net proceeds from the rights offering to prepay the remaining principal balance on the Notes and to pay related accrued interest, and will use any remaining funds to reduce borrowings under its revolving credit facility. The Company will seek approval of its shareholders for the rights offering and the 2008 Standby Purchase Agreement at its annual meeting currently scheduled to be held May 22, 2008.

On March 30, 2008 in conjunction with the performance of its physical inventory at a Patrick manufacturing facility, the Company discovered that certain procedures were not being followed in accordance with the Company’s established policies. The Company conducted an internal investigation and discovered that certain members of the management team at that particular facility had engaged in collusive acts to circumvent various controls in order to misappropriate Company assets and concealed the misappropriation by underreporting scrap at the facility. As a result of the investigation and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008. The Company further performed a detailed analysis of its internal controls associated with the inventory and control thereof, and determined that appropriate controls were in place and working effectively, and that the level of collusion was significant enough to be able to circumvent the controls. The Company performed an analysis of the impact on prior periods and determined its effect was not material to those periods or the current period and therefore recorded the adjustment, in its March 30, 2008 financial statements.

With the recent strategic acquisitions of American Hardwoods and Adorn, we believe that we continue to establish our platform for future growth and create shareholder value, and are positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. While market conditions are expected to remain depressed for 2008 and potentially into 2009, key focus areas include capturing market share, implementation of lean principles in all manufacturing operations and our corporate office, maintaining a lean organizational structure, reducing and controlling costs, future acquisitions, and growing all areas of the business. In conjunction with our strategic plan, we have invested significantly in capital over the past three years to increase efficiencies and automation, add capacity and value added capabilities, and appropriately maintain our facilities and equipment. The capital plan for 2008 includes expenditures up to $6.5 million. Our management team remains focused on earnings targets, cash flow, and debt reduction as we move through 2008.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Three Months Ended
	March 30,	March 31,
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	89.1	88.7
Restructuring charges	0.4	---
Gross profit	10.5	11.3
Warehouse and delivery	4.6	4.8
Selling, general, and administrative	6.9	7.2
Amortization of intangible assets	0.4	---
Operating loss	(1.4)	(0.7)
Interest expense, net	(1.6)	(0.7)
Other income	0.4	---
Income tax benefit	1.0	0.6
Net loss	(1.6)	(0.8)

RESULTS OF OPERATIONS

Quarter Ended March 30, 2008 Compared to Quarter Ended March 31, 2007

Net Sales. Net sales increased approximately $32.9 million, or 42.1%, to $111.0 million in the quarter ended March 30, 2008 from $78.1 million in the quarter ended March 31, 2007. The increase in net sales is attributable to the acquisitions of Adorn and American Hardwoods in 2007, offset by pricing declines from period to period of approximately $3.0 million specifically related to its gypsum commodity products and soft industry conditions in all three of the primary market sectors the Company serves. The manufactured housing and recreational vehicle industries, which comprise approximately 75% of the Company’s first quarter 2008 sales experienced shipment declines of approximately 3% and 12%, respectively. The residential housing market, which represents approximately 80% of the Company’s industrial revenue base declined approximately 36%, according to the U.S. census bureau’s statistics on housing starts, during the first quarter of 2008 when compared to 2007. The Company expects the soft conditions in the manufactured housing, recreational vehicle, and residential housing markets to continue through 2008 as certain customers of the Company are closing and consolidating facilities, continuing to reduce inventory levels, and reducing costs. Additionally, general economic conditions, including declining consumer confidence and discretionary spending, tightening credit markets, and high gas prices continue to have a negative influence on the Company’s sales.

Restructuring Charges. The Company recorded restructuring charges of approximately $0.4 million, or 0.4% of net sales in the first quarter of 2008 in conjunction with the closing and consolidation of two Patrick divisions in the Company’s Other Component Manufactured Products segment and one division in the Company’s Primary Manufactured Products segment.

Gross Profit. Gross profit increased $2.9 million, or 32.2%, to $11.7 million in the first quarter of 2008 from $8.8 million in the first quarter of 2007. As a percent of net sales, gross profit decreased to 10.5% in the first quarter of 2008 from 11.3% in 2007. The increase in dollars is attributable to the Adorn and American Hardwoods acquisitions and the corresponding increase in sales from these acquisitions. Additionally, estimated purchasing synergies gained of approximately $0.6 million from the Adorn acquisition were offset by an adjustment to increase cost of goods sold and reduce inventory by approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities as described above, and by labor inefficiencies as the Company continues to adjust to the overall declining market conditions and softening sales levels. Additionally, the Company recorded restructuring charges of approximately $0.4 million, or 0.4% of net sales, related to its continued restructuring activities in conjunction with the Adorn acquisition in the first quarter of 2008. The Company’s fixed overhead costs including depreciation expense, building rent, and utilities also increased as a percentage of net sales by approximately 0.4%.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.3 million, or 34.1%, to $5.1 million in the first quarter of 2008 from $3.8 million in the first quarter of 2007. As a percentage of net sales, warehouse and delivery expenses decreased 0.2% to 4.6% in the first quarter of 2008 from 4.8% in the first quarter of 2007. The increase in dollars is due to increased sales from period to period attributable to the Adorn and American Hardwoods acquisitions, partially offset from the soft market conditions. Increased fuel costs from period to period of approximately 0.1% were offset by consistent fixed distribution costs in the Company’s distribution segment from period to period, representing a decline as a percentage of net sales of approximately 0.3%. Continuing high fuel prices and freight surcharges could have a negative impact on the Company’s future operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $2.2 million, or 39.1%, to $7.8 million in the first quarter of 2008 from $5.6 million in the first quarter of 2007. As a percentage of net sales, selling, general, and administrative expenses decreased from 7.2% in 2007 to 6.9% in 2008. The first quarter 2008 selling, general, and administrative expenses include increased professional fees of approximately $0.3 million and increased stock compensation of approximately $0.1 million related to the Adorn acquisition. Additionally, selling, general, and administrative expenses in the first quarter of 2008 includes the impact of approximately $0.1 million of restructuring charges associated with severance costs related the Company’s headcount reduction initiatives in conjunction with the Adorn acquisition. The first quarter 2007 selling, general and administrative expenses include approximately $0.4 million in severance and termination costs. In March, 2008 in conjunction with our efforts to continue to align our operating costs with revenues as a result of the soft market conditions, and maximize efficiencies gained through headcount reduction synergies achieved from the Adorn acquisition, we eliminated approximately 38 administrative salaried positions, which we expect will save us approximately $2.0 million(of the previously mentioned 82 positions and $4.0 million) in selling, general and administrative costs on an annualized basis.

Amortization of Intangible Assets. In conjunction with the Adorn acquisition in May, 2007, the Company recognized approximately $39.5 million in certain intangible assets which are being amortized over periods ranging from 5 to 19 years. Accordingly, the Company recorded amortization expense of $0.4 million in the first quarter of 2008.

Operating Loss. Operating losses increased $1.1 million to a loss of $1.6 million in the first quarter of 2008 from a loss of $0.5 million in the same period in 2007. The increase in the operating loss from period to period is attributable to the factors described above.

Interest Expense, Net. Interest expense, net, increased $1.2 million to $1.8 million in the first quarter of 2008 from $0.6 million in the first quarter of 2007. The increase is due to increased debt levels incurred in order to finance the acquisition of Adorn and American Hardwoods. In May 2007, in connection with the Adorn acquisition, the Company entered into a credit agreement providing for a credit facility totaling $110.0 million. The facility was provided by an eight-bank syndication led by JPMorgan Securities, Inc. and JPMorgan Chase Bank, N.A., and includes a $75.0 million term loan and a $35.0 million revolving line of credit. The Company further issued approximately $14.0 million of 9.5% senior subordinated promissory notes to Tontine at the time of the acquisition of Adorn. The interest rate on the senior subordinated notes increases to 13.5% in May 2008. On March 10, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale of 1,125,000 shares of its common stock to Tontine at $7.00 per share, for an aggregate purchase price of $7,875. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7,700 of the approximate $14,800 in principal then outstanding under the senior subordinated promissory notes and to pay related accrued interest. The remaining senior subordinated notes are expected to be paid off in the second quarter of 2008 in conjunction with the Company’s proposed rights offering.

Other Income, Net. Other income, net includes gain on sale of fixed assets of approximately $0.4 million primarily related to the sale at auction of duplicate fixed assets as a result of the Adorn acquisition.

Net Loss. Net losses increased $1.2 million to a loss of $1.9 million in the first quarter of 2008 from a loss of $0.7 million in the first quarter of 2007 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended March 30, 2008 Compared to Quarter Ended March 31, 2007

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $30.5 million, or 78.6%, to $69.2 million in the first quarter of 2008, from $38.7 million in the first quarter of 2007. The increased sales are attributable to the Adorn acquisition, partially offset by decreased shipment levels in the manufactured housing and recreational vehicle industries and declines in the industrial market.

Gross profit increased $2.5 million, or 69.2%, to $6.0 million in the first quarter of 2008 from $3.5 million in the first quarter of 2007. As a percentage of net sales, gross profit decreased 0.4% to 8.7% in the first quarter of 2008 from 9.1% in the same period in 2007. Gross profit for the first quarter of 2008 includes the impact of restructuring charges of approximately $0.2 million related to the closing and consolidation of one of the Company’s Patrick divisions in this segment and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s Patrick manufacturing facilities as described above. The increase in dollars is attributable to the Adorn acquisition and related purchasing synergies and efficiency improvements as a result of the consolidation of five manufacturing facilities offsetting the restructuring charges and inventory adjustments previously mentioned.

Operating income increased $1.2 million to $2.2 million in the first quarter of 2008 from $1.0 million in the first quarter of 2007 due primarily to the additional gross profit and reduced administrative costs as a percentage of net sales in this segment as a result of the Adorn acquisition.

DISTRIBUTION SEGMENT DISCUSSION

Net sales decreased $2.7 million, or 11.4%, to $21.5 million in the first quarter of 2008, from $24.2 million in the first quarter of 2007. The first quarter of 2008 includes an additional month of sales from American Hardwoods, which was acquired on January 29, 2007. The decrease in net sales is attributable to pricing declines on gypsum related products of approximately 29%, or $2.0 million, and a 3% decrease in shipments in the manufactured housing industry, which is the primary sector this segment serves.

Gross profit decreased $0.3 million, or 8.2%, to $2.9 million in the first quarter of 2008 from $3.2 million in the first quarter of 2007. As a percentage of net sales, gross profit increased 0.5% to 13.4% in the first quarter of 2008 from 12.9% in the first quarter of 2007. The decline in gross profit dollars is due to the decline in net sales and the increase in percent of net sales is attributable to the Company being able to maintain margins in light of pricing declines and due to increased sales of the Company’s flooring product line which carry higher gross margins.

Operating income decreased $0.4 million to $0.3 million in the first quarter of 2008 from $0.7 million in the first quarter of 2007 due primarily to consistent fixed operating costs and decreased net sales.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $11.7 million, or 377.8%, to $14.8 million in the first quarter of 2008 from $3.1 million in the first quarter of 2007. The increase in net sales is due to the Adorn acquisition, which includes a cabinet door facility and vinyl printing facility. These increased sales were offset by the closing and consolidation of the Company’s hardwood cabinet door operation in 2007 and the closing of the Company’s adhesive operation in the first quarter of 2008.

Gross profit increased $1.4 million to $1.5 million in the first quarter of 2008 from $0.1 million in the first quarter of 2007. As a percentage of net sales, gross profit increased 6.7% to 9.9% in 2008 from 3.2% in 2007. Gross profit includes the impact of approximately $0.2 million in restructuring charges in the first quarter of 2008 related to the closing and consolidation of two Patrick divisions in this particular segment. The increase in gross profit is due to the acquisition of a profitable cabinet door facility and the profitable vinyl printing facility in conjunction with the Adorn acquisition and the closing and consolidation of the Company’s unprofitable hardwood cabinet door operation in 2007.

Operating income increased by $0.9 million to $0.6 million in the first quarter of 2008 from a loss of $0.3 million in the first quarter of 2007 due primarily to the factors described above.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales decreased $2.7 million, or 18.7%, to $11.9 million in the first quarter of 2008, from $14.6 million in the first quarter of 2007.  The decreased sales are attributable to a decrease in pounds sold of approximately 17% due to soft market conditions and a decline in average raw aluminum prices of approximately 10% from the first quarter of 2007.

Gross profit decreased $0.3 million to $0.7 million in the first quarter of 2008 from $1.0 million in the first quarter of 2007.  As a percentage of net sales, gross profit decreased 1.2% to 5.9% in 2008 from 7.1% in 2007.  The decrease in gross profit is due to decreased raw aluminum prices from period to period and increased overhead costs including depreciation and utilities in conjunction with the Company’s new powder coat paint line, which is continuing to increase capacity utilization as new customers are captured.

Operating income decreased $0.3 million to $0.2 million in 2008 from $0.5 million in 2007 due to the factors described above.

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

In May 2007, the Company completed the acquisition of Adorn Holdings, Inc. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility comprised of revolving credit availability of $35 million and a term loan of $75 million. The credit facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new credit facility and these bonds are therefore part of the consolidated debt package. The credit facility bears interest at either Prime or the Eurodollar rate plus the Company’s credit spread which is based on cash flow leverage. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments that began in September 2007. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.2 million in financing costs as part of this transaction. Pursuant to the Credit Agreement, the Company is required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which are effective beginning in the third quarter of 2007. Obligations under the credit facility are secured by essentially all of the tangible and intangible assets of the Company.

Additional financing for the Adorn acquisition was provided by Tontine. Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11.0 million, less related costs. Tontine also provided additional interim debt financing of approximately $14.0 million in the form of senior subordinated promissory notes which bear interest at 9.50%. Interest on these notes increases to 13.50% on May 19, 2008. On March 10, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale of 1,125,000 shares of its common stock to Tontine at $7.00 per share, for an aggregate purchase price of $7.9 million. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the approximate $14.8 million in principal then outstanding under the senior subordinated promissory notes and to pay related accrued interest. The remaining senior subordinated notes are expected to be paid off in the second quarter of 2008 in conjunction with the Company’s proposed rights offering.

The Company intends to raise up to approximately $13.0 million of additional equity capital by means of a rights offering of common stock to its shareholders. Proceeds from the rights offering are expected to be used to prepay the senior subordinated notes and to reduce borrowings under the Company’s credit facility. The foregoing description does not constitute an offer of any securities for sale. The distribution of rights and the issuance of common stock related thereto will be accomplished by means of a registration statement to be filed by the Company with the Securities and Exchange Commission. The Company will distribute the related prospectus following the effectiveness of the registration statement to all shareholders as of the rights offering record date.

The impact of the $0.7 million inventory adjustment at one of the Company’s Patrick manufacturing facilities in the first quarter of 2008 did not have a material impact on the Company’s liquidity or credit facility at March 30, 2008, or in any other prior periods.

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

We believe that our cash balance, availability under our revolving line–of-credit, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2008.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the Management’s Discussion and Analysis and footnotes to our Report on Form 10Q for the period ended March 30, 2008 and our Annual Report on form 10-K and 10K/A for the year ended December 31, 2007.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Items 1A of this Form 10-Q for the period ended March 30, 2008 and Form 10-K and 10K/A for the year ended December 31, 2007. The Company undertakes no duty to update these forward looking statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4, and 5 of Part II are inapplicable and have been omitted.

Item 1A. RISK FACTORS

The current downturn in the residential housing market has had an adverse impact on our operations.

In 2007, the residential housing market experienced overall declines and credit concerns that are expected to continue through 2008 and potentially into 2009. Approximately 80 to 85% of our industrial revenue is directly or indirectly influenced by conditions in the residential housing market. The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our industrial products and have had an adverse impact on our operations as a whole. In addition, the impact of the housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased demand for our products sold to the manufactured housing and recreational vehicle industries. Our results for the quarter ended March 30, 2008 include a net loss of $1.9 million on net sales of $111.0 million. Results for the year ended December 31, 2007, include a net loss of $5.8 million, including $2.4 million in restructuring charges, on net sales of $435.2 million. The current downturn in the residential housing market may continue to adversely impact our operations in 2008.

Item 6. EXHIBITS

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

PATRICK INDUSTRIES, INC.

(Company)

Date	May 19, 2008	By: /s/Paul E. Hassler
(President and Chief Executive Officer)

Date	May 19, 2008	By: /s/Andy L. Nemeth
Andy L. Nemeth
(Executive Vice President-Finance)
(Chief Financial Officer)

Date	May 19, 2008	By: /s/Darin R. Schaeffer
(Vice President and Corporate Controller)
(Principal Accounting Officer)