Form 10-Q
period 2008-06-29
PATRICK INDUSTRIES INC
filed 2008-08-13
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes ☐ No [ X ]

As of August 12, 2008, there were 9,018,618 shares of the Company’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets
June 29, 2008 (unaudited) & December 31, 2007	3

Unaudited Condensed Statements of Operations
Three Months Ended June 29, 2008 & June 30, 2007
Six Months Ended June 29, 2008 & June 30, 2007	4

Unaudited Condensed Statements of Cash Flows
Six Months Ended June 29, 2008 & June 30, 2007	5

Notes to Unaudited Condensed Financial Statements	6-13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND DISCLOSURES ITEM 4T. CONTROLS AND PROCEDURES	25 25

PART II: OTHER INFORMATION	25

ITEM 1A. RISK FACTORS	25-26
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

ITEM 6. EXHIBITS	27

Signatures	28

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED BALANCE SHEETS

(dollars in thousands)

	Unaudited June 29, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 13,001	$ 151
Trade receivables	25,348	15,251
Inventories	41,985	43,566
Income taxes receivable	3,246	3,728
Prepaid expenses and other	2,377	4,621
Deferred tax assets	1,605	1,605

Total current assets	87,562	68,922

PROPERTY AND EQUIPMENT	109,410	112,665
Less accumulated depreciation	56,946	57,910

Net property and equipment, at cost	52,464	54,755

INTANGIBLE AND OTHER ASSETS
Goodwill	29,514	29,514
Intangible assets, net of accumulated amortization of $1,859 in 2008 and $1,001 in 2007	37,611	38,469
Deferred financing costs, net of accumulated amortization of $501 in 2008 and $265 in 2007	1,974	1,861
Other assets	2,932	2,721

Total intangible and other assets	72,031	72,565

Total assets	$ 212,057	$ 196,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$ 6,828	$ 8,628
Short-term borrowings	---	1,479
Accounts payable	29,976	14,349
Accrued expenses	7,447	7,568

Total current liabilities	44,251	32,024

LONG-TERM DEBT, less current maturities	53,956	71,501
DEFERRED COMPENSATION AND OTHER	4,391	4,180
DEFERRED TAX LIABILITIES	16,479	16,604

Total liabilities	$ 119,077	$ 124,309

SHAREHOLDERS’ EQUITY
Common stock	53,666	32,635
Accumulated other comprehensive loss	(644)	(672)
Additional paid-in capital	148	148
Retained earnings	39,810	39,822

Total shareholders’ equity	$ 92,980	$ 71,933

Total liabilities and shareholders’ equity	$ 212,057	$ 196,242

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(dollars and weighted average shares in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2008	2007	2008	2007

Net Sales	$ 109,788	$ 113,125	$ 220,799	$ 191,273

Cost of goods sold	96,990	100,213	195,904	169,547
Restructuring charges	273	938	719	938

Gross profit	12,525	11,974	24,176	20,788

Operating expenses:
Warehouse and delivery expenses	5,105	5,177	10,157	8,944
Selling, general, and administrative expenses	6,421	7,086	14,081	12,667
Restructuring charges	81	183	177	183
Amortization of intangible assets	429	143	858	143
(Gain) on sale of fixed assets	(4,075)	(7)	(4,505)	(12)

Total operating expenses	7,961	12,582	20,768	21,925

Operating income (loss)	4,564	(608)	3,408	(1,137)

Interest expense, net	1,614	1,525	3,426	2,096

Income (loss) before income taxes (credits)	2,950	(2,133)	(18)	(3,233)

Federal and state income taxes (credits)	1,092	(847)	(6)	(1,293)

Net income (loss)	$ 1,858	$ (1,286)	$ (12)	$ (1,940)

Basic income (loss) per common share	$ 0.25	$ (0.23)	$ (0.00)	$ (0.37)

Diluted income (loss) per common share	$ 0.25	$ (0.23)	$ (0.00)	$ (0.37)

Weighted average shares outstanding, basic	7,453	5,489	6,893	5,229
Weighted average shares outstanding, diluted	7,487	5,489	6,893	5,229

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

UNAUDITED CONDENSED STATEMENTS OF

CASH FLOWS

(dollars in thousands)

	SIX MONTHS ENDED,
	June 29,	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12)	$ (1,940)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,179	2,209
Amortization	858	143
Deferred compensation	454	1,165
Share based compensation expense	655	440
Gain on sale of fixed assets	(4,505)	(12)
(Increase) in cash surrender value of life insurance	---	(11)
Deferred income taxes	(125)	(1,147)
Restructuring charges	896	1,121
Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(10,097)	1,727
Inventories	1,581	12,385
Prepaid expenses and other	2,244	(1,736)
Income taxes receivable	482	(325)
Increase (decrease) in:
Accounts payable and accrued liabilities	14,946	5,335
Income taxes payable	50	(318)

Net cash provided by operating activities	10,606	19,036

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,305)	(2,385)
Proceeds from sale of property and equipment	6,536	104
Life insurance premiums	(399)	(59)
Acquisition of American Hardwoods	---	(7,136)
Acquisition of Adorn, LLC, net of cash acquired	---	(78,788)
Other	---	(222)

Net cash provided by (used in) investing activities	2,832	(88,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	---	100,975
Short-term borrowings (payments), net	(1,479)	(10,000)
Principal payments on long-term debt	(19,345)	(30,447)
Payments on deferred compensation obligations	(195)	(165)
Proceeds from private placement of common stock, net of expenses	7,875	10,959
Proceeds from rights offering, net of expenses	12,555	---
Proceeds from exercise of common stock options, including tax benefit	---	86
Payment of deferred financing costs	(349)	(2,150)
Other	350	(82)

Net cash provided by (used in) financing activities	(588)	69,176

Increase (decrease) in cash and cash equivalents	12,850	(274)
Cash and cash equivalents, beginning	151	357

Cash and cash equivalents, ending	$ 13,001	$ 83

See accompanying notes to Unaudited Condensed Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	General

In the opinion of Patrick Industries, Inc. (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of June 29, 2008, and December 31, 2007, and its results of operations for the three and six months ended June 29, 2008 and June 30, 2007, and cash flows for the six months ended June 29, 2008 and June 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2007. The results of operations for the three and six month periods ended June 29, 2008 and June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made in the 2007 consolidated financial statements to conform to the presentation used in 2008.

Summary of Accounting Policies

Inventories

The inventories on June 29, 2008 and December 31, 2007 consist of the following classes:

	June 29, 2008	December 31, 2007

Raw materials	$ 22,086	$ 23,768
Work in process	5,163	5,252
Finished goods	4,983	5,091

Total manufactured goods	32,232	34,111
Distribution products	9,753	9,455

Total inventories	$ 41,985	$ 43,566

Inventories are stated at the lower of cost or market using the weighted average cost method.

Goodwill

The Company’s goodwill at June 29, 2008 is related to its Primary Manufactured Products Segment and its Other Component Manufactured Products Segment. The Company accounts for its goodwill pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill annually, as of October 1, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company are utilized after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature. No impairment was recognized during the six months ended June 29, 2008.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the effective interest method.

2.	Acquisitions

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7,136. The Company believes the acquisition of American Hardwoods will strengthen its platform in the industrial market sector, as well as provide diversification opportunities and add new products to its Distribution Segment. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 “Business Combinations”. The results of operations for American Hardwoods are included in the Company’s Distribution Segment for the three and six month periods ended June 29, 2008 and the three and five month periods ended June 30, 2007.

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

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn Holdings, Inc., (“Adorn”) an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $78,764 in cash. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 “Business Combinations”. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the three and six months ended June 29, 2008 and the six-week period ended June 30, 2007.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired:

Cash consideration for repayment of all outstanding Adorn indebtedness and purchase of all outstanding Adorn common stock	$ 77,714
Transaction costs	1,050

Total cash consideration	$ 78,764

The cash consideration exchanged for the capital stock of Adorn was funded through the issuance of Company common stock in a private placement to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund,

L.P., (collectively “Tontine”) of $11,025, the issuance of senior subordinated notes to Tontine of approximately $13,975, term debt of $50,000 under the Company’s new $110 million credit facility, and borrowings under the Company’s revolving line of credit of $3,814.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated balance sheet at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized during the second quarter of 2008. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007:

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

The Company completed its analysis of income tax matters and elections related to the Adorn acquisition as of December 31, 2007.

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

	Three Months	Six Months
	Ended June 30, 2007	Ended June 30, 2007
Revenue	$ 148,288	$ 286,843
Net loss	$ (751)	$ (1,415)
Basic loss per share	$ (0.14)	$ (0.27)
Diluted loss per share	$ (0.14)	$ (0.27)

3.	Restructuring and Integration

During the six months ended June 29, 2008, the Company continued with previously announced restructuring actions related to the integration of Adorn. The Company’s plan to integrate the two businesses includes closure of duplicate facilities, elimination of redundant jobs, and consolidation of product lines. The restructuring plan includes severance, facility closures, and various asset write-downs. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines. Restructuring charges of $273 and $719 were incurred in cost of goods sold for the quarter and six months ended June 29, 2008 respectively, as the Company continued its previously announced plans of closing one operation and consolidating two other Patrick operations into Adorn operations, thus eliminating certain positions from the closed facilities. Additionally, the Company incurred restructuring charges of approximately $81 and $177 for the quarter and six months ended

June 29, 2008 respectively, related to severance costs as a result of the elimination of certain administrative positions which are included in selling, general and administrative expenses.

The following table summarizes the expected, incurred and remaining costs for the restructuring plans:

		Asset	Facility Exit
	Severance	Write-Downs	Costs	Total

Balance at January 1, 2008	$ 206	$ ---	$ ---	$ 206
Restructuring charges	378	221	297	896
Cash payments/write-offs	(370)	(221)	(297)	(888)

Balance at June 29, 2008	$ 214	$ ---	$ ---	$ 214

The remaining restructuring activities related to the consolidation of Adorn into Patrick are expected to be completed during the third quarter of 2008.

4.	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recognized compensation costs of $655 and $440 and related income tax benefits of $242 and $175 for its stock-based compensation plans in the statements of operations for the six months ended June 29, 2008, and June 30, 2007, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved approximately 5 shares granted on January 5, 2007, 12 shares granted on February 16, 2007, 25 shares granted on May 10, 2007, 60 shares granted on June 1, 2007, 12 shares granted on October 5, 2007, 8 shares granted on January 5, 2008, 16 shares granted on March 26, 2008, and 24 shares granted on April 25, 2008. The compensation costs associated with these grants have been appropriately recognized in the consolidated financial statements at June 29, 2008 and June 30, 2007.

As of June 29, 2008, there was approximately $101 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of nine months.

5.	Earnings Per Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per common share for the three and six month periods were calculated using the weighted average shares as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30
	2008	2007	2008	2007

Weighted average number of common shares used in basic EPS	7,453	5,489	6,893	5,229
Effect of dilutive securities	34	---	---	---

Weighted average diluted shares	7,487	5,489	6,893	5,229

As the Company reported a net loss for the six month periods ended June 29, 2008 and June 30, 2007, the dilutive effect of approximately 134 shares related to stock options and 35 shares related to stock awards were excluded from the computation of diluted earnings per common share in 2008, and 171 shares related to stock options and 87 shares related to stock awards were excluded from the computation of diluted earnings per common share in 2007 because their inclusion would have been anti-dilutive.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850 shares of common stock, including a rights offering of 955 shares of common stock to its shareholders and a private placement with Tontine of 895 shares of common stock pursuant to a Standby Purchase Agreement, dated March 10, 2008 (the “2008 Standby Purchase Agreement”). In addition to the 895 shares (its ratable portion of the 1,850 shares approved by shareholders), Tontine also had the right to purchase those shares that were unsubscribed for by other shareholders at the close of the rights offering, June 20, 2008 and, pursuant to this right, purchased an additional 812 shares. In total, of the 1,850 shares approved by shareholders for issuance, Tontine purchased 1,707 shares and 143 shares were purchased by other shareholders.

Under the terms of the rights offering, shareholders received one right to purchase .2580693 of a share of common stock for each share of common stock held as of the record date May 27, 2008 at a purchase price of $7.00 per share. Under the terms of the 2008 Standby Purchase Agreement, Tontine purchased the 1,707 shares at the same $7.00 per share subscription price offered in the rights offering.  As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement exceeds the Company's stock price on May 27, 2008 of $7.44 per share, the rights offering contains a bonus element, as defined in SFAS No. 128, “Earnings Per Share.”  As a result, SFAS No. 128 requires earnings per share to be adjusted retroactively for the bonus element for all periods presented.  This bonus element is reflected in earnings per share as presented herein and impacted basic and diluted earnings per share by .01 for the quarter and six-month periods ended June 30, 2007.

6.	Gain on Sale of Fixed Assets

During the first quarter of 2008, the Company entered into a listing agreement to sell one if its California facilities, which was exited in 2007. In addition, during the quarter ended March 30, 2008, the Company reclassified the carrying value of this facility of $1,694 to assets held for sale included in current assets. In June 2008, the Company sold this facility, and as a result of the sale, the Company reported a pre-tax gain of approximately $4,200. The building that was sold formerly housed the Company's west coast molding division. In 2007, the Company consolidated the molding division into its Custom Vinyls facility, which is also located in California. The consolidation was part of the Company's multiphase integration effort following the acquisition of Adorn.

7.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss) for the three and six month periods ending June 29, 2008 and June 30, 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2008	2007	2008	2007

Net income (loss)	$ 1,858	$ (1,286)	$ (12)	$ (1,940)
Unrealized gains on cash flow hedges, net of taxes	460	113	27	81

Comprehensive income (loss)	$ 2,318	$ (1,173)	$ 15	$ (1,859)

As of June 29, 2008 and June 30, 2007, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on cash flow hedges and changes in accumulated pension benefit was $645 and $16, respectively.

8.	New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one of more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R will only impact the Company if it is a party to a business combination closing on or after January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS

No. 157”), for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Company’s consolidated condensed financial statements as a result of the adoption of SFAS No. 157.  As of June 29, 2008 and June 30, 2007, liabilities of $893 and assets of $265, respectively, have been recognized for the fair value of the interest rate swap agreements.  In accordance with SFAS No. 157, these liabilities fall within

Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 29, 2008.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, on January 1, 2008.  This Statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected not to apply the fair value option to any of its financial instruments except for those expressly required by U.S. GAAP.  The Company follows the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments. These Statements require the Company to recognize derivative financial instruments on the consolidated balance sheets at fair value.

In 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This Statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This Statement is effective prospectively for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this Statement will have on the financial position of the Company.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's consolidated condensed financial statements.

9.	Resignation of an Officer

On June 27, 2008, the Executive Vice President of Marketing and New Product Development of the Company, Gregory G. Lee, notified the Company of his intention to resign from all positions with the Company. The Company does not intend to immediately hire a replacement for this position. The Company entered into a separation agreement and has accordingly recognized approximately $81 of severance costs in its statements of operations for the quarter and six-month periods ended June 29, 2008.

10.	Segment Information

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

Other Component Manufactured Products - Includes an adhesive division (closed first quarter of 2008), a cabinet door division, and a vinyl printing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication operations.

The table below presents unaudited information about the revenue, gross profit, operating income, and total assets of those segments:

THREE MONTHS ENDED JUNE 29, 2008
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MANUFACTURED	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 64,846	$ 22,887	$ 10,829	$ 11,226	$ 109,788
Intersegment sales	$ 890	$ 17	$ 2,660	$ 1,347	$ 4,914
Restructuring charges	$ 235	$ ---	$ 38	$ ---	$ 273
Operating income	$ 2,415	$ 412	$ 1,006	$ 287	$ 4,120

THREE MONTHS ENDED JUNE 30, 2007
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MANUFACTURED	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 61,336	$ 29,446	$ 7,910	$ 14,433	$ 113,125
Intersegment sales	$ 961	$ 64	$ 2,004	$ 1,150	$ 4,179
Restructuring charges	$ 465	$ ---	$ 533	$ ---	$ 998
Operating income	$ 1,769	$ 1,232	$ 114	$ 278	$ 3,393

SIX MONTHS ENDED JUNE 29, 2008
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MANUFACTURED	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 131,421	$ 44,330	$ 22,904	$ 22,144	$ 220,799
Intersegment sales	$ 3,526	$ 33	$ 5,379	$ 2,281	$ 11,219
Restructuring charges	$ 480	$ ---	$ 239	$ ---	$ 719
Operating income	$ 4,546	$ 664	$ 1,645	$ 494	$ 7,349

SIX MONTHS ENDED JUNE 30, 2007
OTHER
	PRIMARY		COMPONENT
	MANUFACTURED		MANUFACTURED	ENGINEERED	SEGMENT
	PRODUCTS	DISTRIBUTION	PRODUCTS	SOLUTIONS	TOTAL

Net outside sales	$ 99,175	$ 53,601	$ 10,280	$ 28,217	$ 191,273
Intersegment sales	$ 1,872	$ 130	$ 2,726	$ 1,951	$ 6,679
Restructuring charges	$ 465	$ ---	$ 533	$ ---	$ 998
Operating income (loss)	$ 2,720	$ 1,919	$ (147)	$ 746	$ 5,238

Reconciliation of segment operating income to consolidated operating income:

	Three Months Ended		Six Months Ended
	June 29	June 30,	June 29,	June 30,
	2008	2007	2008	2007
Operating income for segments	$ 4,120	$ 3,393	$ 7,349	$ 5,238
Corporate incentive agreements	830	849	1,535	1,293
Gain on sale of property and equipment	4,075	7	4,505	12
Corporate expenses	(4,032)	(4,714)	(9,123)	(7,537)
Amortization	(429)	(143)	(858)	(143)

Consolidated operating income (loss)	$ 4,564	$ (608)	$ 3,408	$ (1,137)

Reconciliation of segment restructuring charges to consolidated restructuring charges:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2008	2007	2008	2007
Restructuring charges for segments	$ 273	$ 998	$ 719	$ 998
Corporate restructuring charges	81	123	177	123

Consolidated restructuring charges	$ 354	$ 1,121	$ 896	$ 1,121

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The first and second quarters of 2008 marked a continuation of declining consumer confidence, overall soft economic conditions, and tight credit standards in the residential and manufactured housing industries, which had a major impact on all three of the major markets the Company serves. While the Company focused its efforts on rightsizing the business and managing its cost and overhead structure, and on completing the final phase of the consolidation of Adorn Holdings, Inc. (acquired in May 2007) into Patrick, our entire team continued its focus on improving efficiencies and maximizing synergies from the consolidated operations, as well as on the implementation of lean initiatives across the entire organization. For the second quarter of 2008 and year to date 2008, the Company estimates synergy savings from the Adorn acquisition to be approximately $0.5 million and $1.5 million respectively, including headcount reductions, combined purchasing leverage, and facility efficiency improvement realization. Additionally, since the beginning of 2008 in anticipation of weak economic conditions, the Company has reduced its hourly and salaried headcount by more than 260 positions which is estimated to save more than $5.0 million in direct labor, overhead, and administrative costs on an annualized basis.

According to industry sources, the recreational vehicle industry, which represents approximately 40% of the Company’s sales year to date in 2008, experienced shipment declines of approximately 22% for the quarter and 17% year to date versus the comparable prior period. The manufactured housing industry, which represents approximately 35% of the Company’s combined sales in 2008, saw shipments decline 11% in the second quarter and 7% year to date versus the same periods in 2007. Both industries as a whole continue to run at rates that reflect significant contraction on an annualized basis. Additionally, pricing on gypsum related commodity products that the Company sells into the manufactured housing industry was down approximately 35% year over year on manufacturing products and approximately 25% on distribution products. The weak conditions in the manufactured housing industry dramatically affected the Company’s Distribution Segment, which saw sales decline approximately 17% from the prior year and operating profits decline approximately 65% as approximately 77% of the Company’s sales in this segment are associated with the manufactured housing industry. The revenues in the Company’s Primary Manufactured Products Segment increased by more than 5% for the quarter, and 34% year to date, largely reflecting the increased contribution from the Adorn acquisition. The Company estimates the acquisition of Adorn contributed sales of $54 million and $101 million for the quarter and the six months ended June 29, 2008, respectively, to the Primary Manufactured Products Segment. Operating profits, including the impact of approximately $0.5 million of restructuring charges in this segment, improved by approximately $0.6 million, or 37% for the quarter, and $1.8 million, or 67% year to date through June. The industrial market, which represents approximately 25% of the Company’s revenue base year to date in 2008, continued to be impacted by depressed conditions in the residential housing market as new housing starts were estimated to be down more than 26% from the prior year’s seasonally adjusted rate. The Company remains focused on maintaining contribution margins and continues to look for ways to reduce its fixed costs in order to maximize synergies and improve profitability.

The financial results for the second quarter of 2008 include the results of operations from the acquisitions of Adorn Holdings, Inc. (May 18, 2007) and American Hardwoods, Inc. (January 29, 2007) for the full quarter in 2008 and since their respective acquisition dates in 2007. From an operating perspective, sales for the second quarter ended June 29, 2008 decreased approximately $3.3 million, or 3.0% when compared to the prior year primarily as a result of the continuing weakening economic trends in all three of the major markets that the Company serves, partially offset by the incremental impact of the acquisitions mentioned above. The Company estimates the acquisition of Adorn contributed sales of $68 million for the quarter ended June 29, 2008. The second quarter gross margin increased to 11.4% in 2008 from 10.6% in 2007, principally due to a decrease in restructuring charges related to the final phase of the Adorn consolidation plan to approximately $0.3 million, or 0.2% of sales in the second quarter of 2008 from $0.9 million or 0.8% in the second quarter of 2007. From an operating expense perspective, efficiency improvements realized in the second quarter of 2008 from the consolidation of Adorn related to delivery costs were offset by approximately $0.5 million in pre-tax expenses including increased amortization expense from the acquisition of approximately $0.4 million, and increased stock compensation of approximately $0.1 million related to attaining certain milestone objectives in conjunction with the completion of phase three of the Adorn consolidation plans. Operating expenses in the second quarter of 2007 included approximately $0.8 million in charges related to severance and certain vesting of retirement benefits in anticipation of the Adorn acquisition. Operating income increased approximately $5.2 million including the impact of the items described above and the $4.2 million gain on sale of the Company’s idle California building in June 2008. The Company estimates the acquisition of Adorn contributed operating income of $3 million for the quarter ended June 29, 2008. The Company posted net income of approximately $1.9 million, or $0.25 per diluted share after tax, in the second quarter of 2008 compared to a net loss of $1.3 million, or $0.23 per diluted share after tax, in the same period in 2007.

The financial results for the six-month periods ended June 29, 2008 and June 30, 2007 include the results of operations from the acquisitions of Adorn Holdings, Inc. (May 18, 2007) and American Hardwoods, Inc. (January 29, 2007) for the full six month period in 2008 and since their respective acquisition dates in the same period in 2007. From an operating perspective, sales for the six-month period ended June 29, 2008 increased approximately $29.5 million, or 15.4% when compared to the prior year primarily as a result of the Adorn and American Hardwoods acquisitions, partially offset by the impact of continuing weakening economic trends on all three of the major markets that the Company serves. The Company estimates the acquisition of Adorn contributed sales of $129 million for the six months ended June 29, 2008. Year to date gross margins increased to 11.0% in 2008 from 10.9% in 2007. Restructuring charges were consistent from period to period as the Company entered the final phase of the Adorn transition plan which is expected to be completed in the third quarter of 2008. From an operating expense perspective, efficiency improvements realized from the consolidation of Adorn related to delivery costs were partially offset by increased fuel costs, including surcharges, and common carrier charges, as customers are requiring similar numbers of deliveries but of smaller quantities, thus resulting in higher delivery cost per unit. Administratively, the Company remained focused on managing administrative overhead costs. The Company has reduced its salaried and hourly headcount by more than 260 people since the beginning of 2008 and by more than 570 people since May 18, 2007, the date of the Adorn acquisition. Operating expenses related to retirement and severance benefits decreased by more than $0.8 million during the period. Amortization expense from the acquisition increased more than $0.7 million from period to period. Stock compensation related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan increased approximately $0.3 million from period to period. Operating income increased approximately $4.5 million from period to period, including the impact of a gain on the sale of an idle California facility and other idle machinery and equipment from the acquisition. Interest expense increased more than $1.3 million from period to period as a result of increased debt levels incurred to finance the Company’s acquisitions in 2007. The Company posted a net loss of approximately $12,000, or $0.00 per diluted share after tax, in the six-month period ended June 29, 2008 compared to a net loss of $1.9 million, or $0.37 per diluted share after tax, in the same period in 2007.

For the six month period ended June 29, 2008, depreciation expense increased approximately $1.0 million when compared to the six month period ended June 30, 2007 due to the Adorn and American Hardwoods acquisitions in 2007. Trade receivables increased $10.1 million from December 2007 due to the normal seasonal demand cycles and inventory levels decreased approximately $1.6 million from the December 2007 levels in conjunction with the Company’s continued focus on improving inventory turns and due to a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities. Accounts payable and accrued liabilities increased approximately $14.9 million from December 31, 2007 due to normal seasonal demand cycles and operating cash management. The Company reinvested approximately $0.5 million in life insurance policies in the first quarter of 2008 in conjunction with its deferred compensation program. The increase in corporate incentive agreements is due to the acquisition of Adorn.

The Company’s diversification efforts into the industrial and other markets, which represent approximately 25% and 33% of the Company’s sales for 2008 and 2007, respectively, were hindered by soft conditions in the residential housing market as new housing starts as reported by U.S. Department of Commerce were down by approximately 27% from the June 2007 seasonally adjusted rate. Approximately 80% of the Company’s industrial sales are associated with the residential housing market.

On March 10, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) providing for the sale of 1,125,000 shares of its common stock to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively “Tontine”) at $7.00 per share, for an aggregate purchase price of approximately $7.9 million. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the approximate $14.8 million in principal then outstanding under the Company’s 9.5% Senior subordinated promissory notes (the “Notes”) and to pay related accrued interest.

On March 10, 2008, the Company entered into a Standby Purchase Agreement (the “2008 Standby Purchase Agreement”) with Tontine in connection with its rights offering of 1,850,000 shares of common stock to its shareholders. Under the rights offering, shareholders received one right to purchase .2580693 of a share of common stock for each share of common stock held as the May 27, 2008 record date at a purchase price of $7.00 per share, or an aggregate purchase price of approximately $13.0 million. Pursuant to the 2008 Standby Purchase Agreement, Tontine purchased (i) its pro rata portion of the shares offered in the rights offering; and (ii) those shares that were unsubscribed for by other shareholders at the close of the rights offering on June 20, 2008 at the same price of $7.00 per share for an aggregate purchase by Tontine of 1,706,874 shares of common stock and for a total purchase price of approximately $11.9 million. The Company used the net proceeds from the rights offering to prepay the approximately $7.1 million of remaining principal balance under the Notes and to pay approximately $0.3 million of related accrued interest, and used the remaining proceeds to reduce borrowings under its revolving credit facility on the first day of the fiscal third quarter of 2008.

On March 30, 2008, in conjunction with the performance of its physical inventory at a Patrick manufacturing facility, the Company discovered that certain procedures were not being followed in accordance with the Company’s established policies. The Company conducted an internal investigation and discovered that certain members of the management team at that particular facility had engaged in collusive acts to circumvent various controls in order to misappropriate Company assets and concealed the misappropriation by underreporting scrap at the facility. As a result of the investigation and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008. The Company further performed a detailed analysis of its internal controls associated with the inventory and control thereof, and determined that appropriate controls were in place and working effectively, and that the level of collusion was significant enough to be able to circumvent the controls. The Company performed an analysis of the impact on prior periods and determined its effect was not material to those periods and therefore recorded the adjustment in its March 30, 2008 financial statements.

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

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Statements of Operations:

	Three Months		Six Months
	Ended		Ended June 30,
	June 29,	June 30,	June 29,	June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.3	88.6	88.8	88.6
Restructuring charges	0.3	0.8	0.3	0.5
Gross profit	11.4	10.6	10.9	10.9
Warehouse and delivery	4.6	4.6	4.6	4.7
Selling, general, and administrative	5.8	6.3	6.4	6.6
Restructuring charges	0.1	0.1	0.1	0.1
Amortization of intangible assets	0.4	0.1	0.4	0.1
(Gain) on sale of fixed assets	(3.7)	(0.0)	(2.1)	(0.0)
Operating income (loss)	4.2	(0.5)	1.5	(0.6)
Interest expense, net	1.5	1.3	1.5	1.1
Income taxes (benefit)	1.0	(0.7)	(0.0)	(0.7)
Net income (loss)	1.7	(1.1)	(0.0)	(1.0)

RESULTS OF OPERATIONS

Quarter Ended June 29, 2008 Compared to Quarter Ended June 30, 2007

Net Sales. Net sales decreased approximately $3.3 million, or 3.0%, to $109.8 million in the quarter ended June 29, 2008 from $113.1 million in the quarter ended June 30, 2007. The Adorn acquisition in May 2007 resulted in inclusion of approximately six weeks of activity from Adorn in the second quarter of 2007, or approximately $27.8 million of sales. The Company estimates the acquisition of Adorn contributed sales of $68 million for the quarter ended June 29, 2008. Exclusive of the incremental sales volume from this acquisition, net sales decreased primarily due to continued weakness in all three of the primary markets the Company serves. These markets are the manufactured housing and recreational vehicle industries, which together comprise approximately 75% of the Company’s 2008 year to date sales and the industrial market, which comprises the remaining 25%. According to industry sources, the manufactured housing industry experienced shipment declines of approximately 11% from the second quarter of 2007 and the recreational vehicle industry experienced shipment declines of 22% for the same period. The residential housing market, which represents approximately 80% of the Company’s industrial revenue base, declined approximately 27%, according to the U.S. census bureau’s seasonally adjusted statistics on housing starts June year to date, when compared to the previous year. The Company expects the soft conditions in the manufactured housing, recreational vehicle, and residential housing markets to continue through 2008 as certain customers of the Company are closing and consolidating facilities, continuing to reduce inventory levels, and reducing costs. Additionally, general economic conditions, including declining consumer confidence and discretionary spending, tightening credit markets, and high fuel prices continue to have a negative impact on the Company’s sales.

Restructuring Charges. The Company recorded restructuring charges in cost of sales of approximately $0.3 million, or 0.3% of net sales in the second quarter of 2008 in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products Segment and consolidation of one of the divisions in the Company’s Primary Manufactured Products Segment from a leased facility into one of the Company’s owned manufacturing facilities. Comparatively, in the second quarter of 2007, the Company initiated its restructuring actions immediately following the acquisition of Adorn, which occurred on May 18, 2007. These activities were related to the first phase of the Adorn consolidation plan and included the closing and consolidation of Patrick operating units associated with the integration of the Adorn acquisition. The restructuring plan at June 30, 2007 included estimated Patrick workforce reductions of approximately 150 employees, approximately 6 of which had been completed as of June 30, 2007, facility closures, and various asset write-downs. Asset write-downs included inventory, tooling, machinery and equipment due to duplication, and shut down of certain product lines. Total restructuring charges included in cost of sales in the second quarter of 2007 were approximately $0.9 million, or 0.8% of net sales. The Company expects to incur approximately $0.3 million in additional restructuring charges in the third quarter of 2008 in conjunction with the completion of the final phase of the Adorn integration.

Gross Profit. Gross profit increased $0.5 million, or 4.6%, to $12.5 million in the second quarter of 2008 from $12.0 million in the second quarter of 2007. As a percent of net sales, gross profit increased 0.8% to 11.4% in the second quarter of 2008 from 10.6% in the same period in 2007. The increase in dollars is attributable to reduced restructuring charges, as described above, of approximately $0.6 million, or 0.6% of net sales. Additionally, increases in fixed overhead costs including depreciation expense and utilities of approximately $0.5 million, or 0.5% of net sales, were offset by improvements in other overhead costs including workers compensation and group and liability insurance of approximately $0.7 million, or 0.6% of net sales.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.1 million, or 1.4%, to $5.1 million in the second quarter of 2008 from $5.2 million in the second quarter of 2007. As a percentage of net sales, warehouse and delivery expenses remained constant at 4.6% in the second quarter of 2008 from the second quarter of 2007. Increased fuel costs, rental expense, and common carrier freight charges from period to period of approximately $0.4 million, or 0.5% were partially offset by a reduction in delivery wages and freight on inventory transferred from branch to branch of approximately $0.3 million, or 0.4% of net sales from period to period. Continuing high fuel prices and freight surcharges could have a negative impact on the Company’s future operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased $0.7 million, or 9.3%, to $6.4 million in the second quarter of 2008 from $7.1 million in the second quarter of 2007. As a percentage of net sales, selling, general, and administrative expenses decreased 0.5% to 5.8% in 2008 from 6.3% in 2007. The decrease in selling, general, and administrative expenses is primarily attributable to charges in the second quarter of 2007 of approximately $0.8 million related to certain vesting of employee retirement obligations in conjunction with the Adorn transaction and related financing activities. The Company recorded charges of approximately $0.3 million in the second quarter of 2008 related to certain vesting of employee retirement obligations in conjunction change of control provisions associated with the completion of the Company’s rights offering on June 27, 2008.

Restructuring Charges. The Company recorded restructuring charges of approximately $81,000 in the second quarter of 2008 related to severance and benefits for the former Executive Vice President of Marketing and New Product Development, who notified the Company of his intention to resign from all positions with the Company on June 27, 2008. The Company entered into a separation agreement which included severance payments. In the second quarter of 2007, the Company recorded approximately $0.2 million in restructuring charges for severance packages and other contractual closing costs to be incurred in conjunction with various consolidation activities related to the acquisition integration plans.

Amortization of Intangible Assets. In conjunction with the Adorn acquisition in May 2007, the Company recognized approximately $39.5 million in certain intangible assets which are being amortized over periods ranging from 5 to 19 years. Accordingly, the Company recorded amortization expense of $0.4 million in the second quarter of 2008, compared to charges of $0.1 million in the second quarter of 2007.

Gain on Sale of Fixed Assets. In June 2008, the Company announced the sale of its idle Fontana, California facility. As a result of the sale, the Company reported a pre-tax gain of approximately $4.2 million in its second quarter of 2008 results. The building that was sold formerly housed the Company's west coast molding division. In 2008, the Company consolidated the molding division into its Custom Vinyls facility, which is also located in Fontana. The consolidation was part of the Company's multiphase integration effort following the acquisition of Adorn.

Operating Income (Loss). Operating income increased $5.2 million to a profit of $4.6 million in the second quarter of 2008 from a loss of $0.6 million in the same period in 2007. The increase in the operating income from period to period is attributable to the factors described above.

Interest Expense, Net. Interest expense, net, increased $0.1 million to $1.6 million in the second quarter of 2008 from $1.5 million in the second quarter of 2007. The increase is due to increased debt levels incurred in order to finance the acquisition of Adorn.

Net Income (Loss). Net income increased $3.1 million to $1.8 million in the second quarter of 2008 from a net loss of $1.3 million in the second quarter of 2007 due primarily to the factors described above.

Six Months Ended June 29, 2008 Compared to Six Months Ended June 30, 2007

Net Sales. Net sales increased approximately $29.5 million, or 15.4%, to $220.8 million in the six months ended June 29, 2008 from $191.3 million in the six months ended June 30, 2007. The increase in net sales is attributable to the acquisitions of Adorn and American Hardwoods in 2007, partially offset by continued softness in the primary markets we serve. The Company estimates the acquisition of Adorn contributed sales of $129 million for the six months ended June 29, 2008. According to industry sources, the manufactured housing and recreational vehicle industries, which comprise approximately 75% of the Company’s first six months 2008, sales experienced year to date shipment declines of approximately 7% and 17%, respectively. The residential housing market, which represents approximately 80% of the Company’s industrial revenue base, declined approximately 27%, according to the U.S. census bureau’s seasonally adjusted statistics on housing starts, during the first six months of 2008 when compared to 2007. The Company expects the soft conditions in the manufactured housing, recreational vehicle, and residential housing markets to continue through 2008 as certain customers of the Company are closing and consolidating facilities, continuing to reduce inventory levels, and reducing costs. Additionally, general economic conditions, including declining consumer confidence and discretionary spending, tightening credit markets, and high fuel prices continue to have a negative influence on the Company’s sales.

Restructuring Charges. The Company recorded restructuring charges in cost of sales of approximately $0.7 million, or 0.3% of net sales in the first six months of 2008 in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products Segment and the consolidation of two divisions in the Company’s Primary Manufactured Products Segment, one from a leased facility into one of the Company’s owned manufacturing facilities, and the other into one of the Adorn manufacturing facilities. Comparatively, in the second quarter of 2007, the Company initiated its restructuring actions immediately following the acquisition of Adorn, which occurred on May 18, 2007. These activities were related to the first phase of the Adorn consolidation plan and included closing and consolidation of Patrick operating units associated with the integration of the Adorn acquisition. The restructuring plan at June 30, 2007 included estimated Patrick workforce reductions of approximately 150 employees, approximately 6 of which had been completed as of June 30, 2007, facility closures, and various asset write-downs. Asset write-downs included inventory, tooling, machinery and equipment due to duplication, and shut down of certain product lines. Total restructuring charges included in cost of sales in the first six months of 2007 were approximately $0.9 million, or 0.5% of net sales. The Company expects to incur approximately $0.3 million in additional restructuring charges in the third quarter of 2008 in conjunction with the completion of the final phase of the Adorn integration.

Gross Profit. Gross profit increased $3.4 million, or 16.3%, to $24.2 million in the first six months of 2008 from $20.8 million in the first six months of 2007. As a percent of net sales, gross profit remained constant at 10.9% in the first six months of 2008 when compared to the first six months of 2007. In addition to the impact of the restructuring charges described above, the increase in dollars is attributable to contributions from the Adorn and American Hardwoods acquisitions. The Company estimates the acquisition of Adorn contributed incremental gross profit of $13 million for the six months ended June 29, 2008. Additionally, estimated purchasing synergies gained of approximately $1.2 million from the Adorn acquisition were offset by an adjustment to increase cost of goods sold and reduce inventory by approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities, and by labor inefficiencies of approximately 0.8% of net sales as the Company adjusted to the rapidly declining market conditions and softening sales levels in the first quarter of 2008. Additionally, increases in fixed overhead costs including depreciation expense and utilities of approximately $1.4 million, or 0.5% of net sales were partially offset by improvements in other overhead costs including workers compensation and group and liability insurance of approximately $0.5 million, or 0.4% of net sales.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.3 million, or 13.6%, to $10.2 million in the first six months of 2008 from $8.9 million in the first six months of 2007. As a percentage of net sales, warehouse and delivery expenses decreased 0.1% to 4.6% in the first six months of 2008 from 4.7% in the first six months of 2007. The increase in dollars is due to increased sales from period to period attributable to the Adorn and American Hardwoods acquisitions, partially offset by the soft market conditions. The Company estimates the acquisition of Adorn added delivery expenses of $5 million for the six months ended June 29, 2008. Increased fuel, rental, and common carrier charges from period to period of approximately 0.2% were partially offset by a reduction in delivery wages of 0.1% from period to period. Continuing high fuel prices and freight surcharges could have a negative impact on the Company’s future operating expense ratios.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.4 million, or 11.3%, to $14.1 million in the first six months of 2008 from $12.7 million in the first six months of 2007. As a percentage of net sales, selling, general, and administrative expenses decreased from 6.6% in 2007 to 6.4% in 2008. Selling, general and administrative expenses in the first six months of 2008 include the impact of approximately $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of the previously announced rights offering on June 27, 2008. In the first six months of 2008, in conjunction with our efforts to continue to align our operating costs with revenues as a result of the soft market conditions, and maximize efficiencies gained through headcount reduction synergies achieved from the Adorn acquisition, we eliminated approximately 89 administrative salaried positions, which we expect will save us approximately $4.6 million in selling, general and administrative costs on an annualized basis. In the first six months of 2007, selling, general, and administrative expenses include charges of approximately $1.1 million, or 0.1% of net sales, related to certain vesting of employee retirement obligations in conjunction with the Adorn transaction and related financing activities. The Company estimates the acquisition of Adorn added selling, general, and administrative expenses of $2 million for the six months ended June 29, 2008. In the first six months of 2007, only six weeks of selling, general and administrative expenses of the Adorn operation were included as the Company’s acquisition occurred on May 18, 2007.

Restructuring Charges. The Company recorded restructuring charges of approximately $0.2 million in the first six months of 2008 related to severance and benefits for the former Executive Vice President of Marketing and New Product Development the Company, who notified the Company of his intention to resign from all positions with the Company on June 27, 2008, and other severance costs related to the consolidation activities. In the first six months of 2007, the Company recorded approximately $0.2 million in restructuring charges for severance packages and other contractual closing costs to be incurred in conjunction with various consolidation activities related to the acquisition integration plans.

Amortization of Intangible Assets. In conjunction with the Adorn acquisition in May 2007, the Company recognized approximately $39.5 million in certain intangible assets which are being amortized over periods ranging from 5 to 19 years. Accordingly, the Company recorded amortization expense of $0.9 million in the first six months of 2008 compared to $0.1 million in the first six months of 2007.

Gain on Sale of Fixed Assets. In addition to approximately $0.3 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business, in June 2008, the Company announced the sale of its idle Fontana, California facility. As a result of the sale, the Company reported a pre-tax gain of approximately $4.2 million in its second quarter of 2008 results. The building that was sold formerly housed the Company's west coast molding division. In 2007, the Company consolidated the molding division into its Custom Vinyls facility, which is also located in Fontana. The consolidation was part of the Company's multiphase integration effort following the acquisition of Adorn.

Operating Income (Loss). Operating income increased $4.5 million to a profit of $3.4 million in the six month period ended June 29, 2008 from a loss of $1.1 million in the six month period ended June 30, 2007. The increase in operating income from period to period is attributable to the factors described above.

Interest Expense, Net. Interest expense, net, increased $1.3 million to $3.4 million in the first six months of 2008 from $2.1 million in the first six months of 2007. The increase is due to increased debt levels incurred in order to finance the acquisition of Adorn and American Hardwoods.

Net Loss. Net losses decreased $1.9 million to a loss of $12,000 in the first six months of 2008 from a loss of $1.9 million in the first six months of 2007 due primarily to the factors described above.

BUSINESS SEGMENTS

Quarter Ended June 29, 2008 Compared to Quarter Ended June 30, 2007

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $3.4 million, or 5.5%, to $65.7 million in the first quarter of 2008, from $62.3 million in the second quarter of 2007. The increased sales are attributable to the Adorn acquisition (the Company estimates these to be $54 million for the second quarter of 2008), partially offset by decreased shipment levels in the manufactured housing and recreational vehicle industries and declines in the industrial market, as discussed above.

Gross profit increased $0.3 million, or 5.0%, to $6.2 million in the second quarter of 2008 from $5.9 million in the second quarter of 2007. As a percentage of net sales, gross profit remained constant at 9.4% in the second quarter of 2008, compared to the second quarter of 2007. Gross profit for the second quarter of 2008 includes the impact of restructuring charges of approximately $0.2 million related to the closing and consolidation of two of the Company’s Patrick divisions in this segment. This was compared to restructuring charges in the second quarter of 2007 of $0.5 million. The misappropriation of assets of $0.7 million at one of the Company’s locations mentioned previously offset the restructuring charges.

Operating income increased $0.6 million to $2.4 million in the second quarter of 2008 from $1.8 million in the second quarter of 2007 due primarily to reduced administrative costs in this segment as a result of staffing reductions and the reduced charges for vesting of retirement obligations.

DISTRIBUTION SEGMENT DISCUSSION

Net sales decreased $6.6 million, or 22.4%, to $22.9 million in the second quarter of 2008, from $29.5 million in the second quarter of 2007. The decrease in net sales is attributable to pricing declines on gypsum related products of approximately 25%, or $4.3 million, and the previously discussed decreased shipment levels in the manufactured housing industry, which is the primary sector this segment serves.

Gross profit decreased $0.9 million, or 24.1%, to $2.9 million in the second quarter of 2008 from $3.8 million in the second quarter of 2007. As a percentage of net sales, gross profit decreased 0.3% to 12.6% in the second quarter of 2008 from 12.9% in the second quarter of 2007. The decline in gross profit dollars is due to the decline in net sales and the decrease in percent of net sales is attributable to escalating material prices in increasingly competitive market conditions.

Operating income decreased $0.8 million to $0.4 million in the second quarter of 2008 from $1.2 million in the second quarter of 2007 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $3.6 million, or 36.1%, to $13.5 million in the second quarter of 2008 from $9.9 million in the second quarter of 2007. The increase in net sales is due to the Adorn acquisition in May 2007, which includes a cabinet door facility and vinyl printing facility. The Company estimates the acquisition of Adorn contributed sales of $13 million for the quarter ended June 29, 2008 to this segment. These increased sales were offset by the closing and consolidation of the Company’s hardwood cabinet door operation in late 2007 and the closing of the Company’s adhesive operation in the first quarter of 2008.

Gross profit increased $1.1 million to $1.8 million in the second quarter of 2008 from $0.7 million in the second quarter of 2007. As a percentage of net sales, gross profit increased to 13.0% in 2008 from 7.0% in 2007. Gross profit includes the impact of approximately $0.5 million in restructuring charges in the second quarter of 2007 related to the closing and consolidation of one Patrick division in this segment. The increase in gross profit is due to the acquisition of Adorn’s profitable cabinet door facility and profitable vinyl printing facility and the charge for the closing and consolidation of the Company’s unprofitable hardwood cabinet door operation in 2007. The Company estimates the acquisition of Adorn contributed gross profit of $2 million for the quarter ended June 29, 2008.

Operating income increased by $0.9 million to $1.0 million in the second quarter of 2008 from $0.1 million in the second quarter of 2007 due primarily to the factors described above. The Company estimates the acquisition of Adorn contributed gross profit of $1 million for the quarter ended June 29, 2008.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales decreased $3.0 million, or 19.3%, to $12.6 million in the second quarter of 2008, from $15.6 million in the second quarter of 2007.  The decreased sales are attributable to a decrease in pounds sold of approximately 27% due to soft market conditions while being offset by increased average aluminum costs for the quarter of 6.6%.

Gross profit decreased $0.1 million to $0.8 million in the second quarter of 2008 from $0.9 million in the second quarter of 2007.  As a percentage of net sales, gross profit increased to 6.4% in 2008 from 5.7% in 2007.  The decrease in gross profit dollars is due to the reduced pounds sold, while being partially offset by increased utilization of the Company’s paint line which was installed late second quarter of 2007 which maintains higher margins than the normal extrusion of aluminum.

Operating income remained constant at $0.3 million from period to period due to cost reductions in selling general and administrative and to the factors described above.

Six months Ended June 29, 2008 Compared to Six Months Ended June 30, 2007

PRIMARY MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $33.9 million, or 33.6%, to $134.9 million in the first six months of 2008, from $101.0 million in the first six months of 2007. The increased sales are attributable to the increase in sales from the Adorn acquisition (the Company estimates these to be $101 million for the six months ended June 29, 2008), offset by decreased shipment levels in the manufactured housing and recreational vehicle industries and declines in the industrial market.

Gross profit increased $2.8 million, or 29.7%, to $12.2 million in the first six months of 2008 from $9.4 million in the first six months of 2007. As a percentage of net sales, gross profit decreased to 9.0% in the first six months of 2008 from 9.3% in the first six months of 2007. Gross profit for the first six months of 2008 includes the impact of restructuring charges of approximately $0.5 million related to the closing and consolidation of one of the Company’s Patrick divisions in this segment and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s Patrick manufacturing facilities as described above. Restructuring charges in the first six months of 2007 were also $0.5 million. The increase in dollars is attributable to increased sales from the Adorn acquisition (the Company estimates this to be $4 million for the six months ended June 29, 2008) and related purchasing synergies and efficiency improvements as a result of the consolidation of five manufacturing facilities offsetting the restructuring charges and inventory adjustments previously mentioned.

Operating income increased $1.8 million to $4.5 million in the first six months of 2008 from $2.7 million in the first six months of 2007 due primarily to the additional gross profit offset by increased delivery costs as a result of the Adorn acquistion of $0.9 million. The Company estimates Adorn acquisition contributed operating income of $4.0 million for the six months ended June 29, 2008.

DISTRIBUTION SEGMENT DISCUSSION

Net sales decreased $9.4 million, or 17.4%, to $44.4 million in the first six months of 2008, from $53.8 million in the first six months of 2007. The first six months of 2008 includes an additional month of sales from American Hardwoods, which was acquired on January 29, 2007. The decrease in net sales is attributable to pricing declines on gypsum related products of approximately 25%, or $7.2 million, and the previously discussed decreased shipment levels in the manufactured housing industry, which is the primary sector this segment serves.

Gross profit decreased $1.2 million, or 16.9%, to $5.8 million in the first six months of 2008 from $7.0 million in the first six months of 2007. As a percentage of net sales, gross profit increased 0.1% to 13.0% in the first six months of 2008 from 12.9% in the first six months of 2007. The increase in gross profit dollars is attributable to the Company being able to maintain margins in light of pricing declines and due to increased sales of the Company’s flooring product line which carry higher gross margins.

Operating income decreased $1.2 million to $0.7 million in the first six months of 2008 from $1.9 million in the first six months of 2007 due primarily to the factors described above.

OTHER COMPONENT MANUFACTURED PRODUCTS SEGMENT DISCUSSION

Net sales increased $15.3 million, or 117.3%, to $28.3 million in the first six months of 2008 from $13.0 million in the first six months of 2007. The increase in net sales is due to the Adorn acquisition (the Company estimates this to be $27 million for the six months ended June 29, 2008), which includes a cabinet door facility and vinyl printing facility. These increased sales were offset by the closing and consolidation of the Company’s hardwood cabinet door operation in late 2007 and the closing of the Company’s adhesive operation in the first quarter of 2008.

Gross profit increased $2.4 million to $3.2 million in the first six months of 2008 from $0.8 million in the first six months of 2007. As a percentage of net sales, gross profit increased to 11.4% in 2008 from 6.1% in 2007. Gross profit includes the impact of approximately $0.2 million in restructuring charges in the first six months of 2008 related to the closing and consolidation of two Patrick divisions in this segment compared to charges of $0.5 million in the first six months of 2007. The increase in gross profit is due to the acquisition of Adorn’s profitable cabinet door facility and profitable vinyl printing facility(the Company estimates this contributed $3 million for the six months ended June 29, 2008) and the closing and consolidation of the Company’s unprofitable hardwood cabinet door operation in late 2007.

Operating income increased by $1.8 million to $1.6 million in the first six months of 2008 from a loss of $0.2 million in the first six months of 2007 due primarily to the factors described above. The Company estimates Adorn acquisition contributed operating income of $2 million for the six months ended June 29, 2008.

ENGINEERED SOLUTIONS SEGMENT DISCUSSION

Net sales decreased $5.7 million, or 19.0%, to $24.4 million in the first six months of 2008, from $30.1 million in the first six months of 2007.  The decreased sales are attributable to a decrease in pounds sold of approximately 22% due to soft market conditions.

Gross profit decreased to $1.5 million in the first six months of 2008 from $1.9 million in the first six months of 2007.  As a percentage of net sales, gross profit decreased to 6.1% in 2008 from 6.4% in 2007.  The decrease in gross profit is due to the decreased pounds sold and the increased overhead costs including depreciation and utilities in conjunction with the Company’s new powder coat paint line.

Operating income decreased $0.2 million to $0.5 million in 2008 from $0.7 million in 2007 due to the factors described above.

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

In May 2007, the Company completed the acquisition of Adorn Holdings, Inc. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility comprised of revolving credit availability of $35 million and a term loan of $75 million. The credit facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new credit facility and these bonds are therefore part of the consolidated debt package. The credit facility bears interest at Prime or the Eurodollar rate plus the Company’s credit spread which is based on cash flow leverage. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments that began in September 2007. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving credit facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.2 million in financing costs as part of this transaction. Pursuant to the Credit Agreement, the Company is required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which are effective beginning in the third quarter of 2007. Obligations under the credit facility are secured by essentially all of the tangible and intangible assets of the Company.

Additional financing for the Adorn acquisition was provided by Tontine. Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11.0 million, less related costs. Tontine also provided additional interim debt financing of approximately $14.0 million in the form of senior subordinated promissory notes with an initial interest rate of 9.50%. Interest on these notes increased to 13.50% on May 19, 2008. On March 10, 2008, the Company entered into the Securities Purchase Agreement providing for the sale of 1,125,000 shares of its common stock to Tontine at $7.00 per share, for an aggregate purchase price of $7.9 million. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the approximate $14.8 million in principal then outstanding under the senior subordinated promissory notes and to pay related accrued interest.

On June 26, 2008, the Company consummated the transactions set forth in the 2008 Standby Purchase Agreement with Tontine in connection with the completion of its previously announced rights offering. Pursuant to the terms of the 2008 Standby Purchase Agreement, Tontine purchased in a private placement its pro rata portion of the 1,850,000 shares of the Company’s common stock offered in the rights offering and all shares of common stock that were unsubscribed for by the Company’s shareholders at the close of the rights offering, for an aggregate purchase by Tontine of 1,706,874 shares of common stock and for a total purchase price of approximately $11.9 million. Including the proceeds of Tontine’s purchase, the Company raised a total of approximately $13.0 million of additional equity capital in the rights offering of common stock to its shareholders. Proceeds from the rights offering were used in part to prepay approximately $7.1 million of remaining principal under the senior subordinated promissory notes and to pay approximately $0.3 million of related accrued interest.

On June 30, 2008, which is the first day of the Company’s third fiscal quarter, in conjunction with the Company’s scheduled debt service requirements, the Company paid down approximately $14.8 million in principal on its term debt. The Company used cash on hand from sources including approximately $2.5 million in working capital in addition to net proceeds of approximately $5.6 million from the sale of the idle California facility and the remaining $5.5 million of proceeds from the rights offering, both of which were completed in June 2008, to make additional term debt payments over and above the scheduled $1.1 million required per the Company’s senior secured term note amortization schedule.

The impact of the $0.7 million inventory adjustment at one of the Company’s Patrick manufacturing facilities in the first quarter of 2008 did not have a material impact on the Company’s liquidity or credit facility at June 29, 2008, or in any other prior periods.

The senior secured credit facility is subject to certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios.  In addition, the related agreement imposes restrictions on capital additions, additional debt, merger transactions, and the disposition of significant assets.  At December 31, 2007, the Company was in violation of one of its financial covenants.  The Company operated under a waiver of this violation until March 19, 2008, at which time the credit agreement was amended.  The amendments to the credit agreement modified certain financial covenants, terms and reporting requirements, and include the following provisions:

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

Based on the Company's operating forecast for 2008, the Company believes it is probable that it will not be in compliance with its debt covenants for the remaining quarters of 2008. The Company has initiated preliminary discussions with the banking syndication group, and its administrative agents, regarding modification to or refinancing of the current credit facility in order to have a credit structure in place which will accommodate the current and potential future depressed market conditions. These discussions are expected to conclude prior to the end of the third quarter 2008 reporting period.

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

Pending the modification to or refinancing of our current credit facility discussed above, we believe that our cash balance availability under our revolving line–of-credit, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2008.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the Management’s Discussion and Analysis and footnotes to our Report on Form 10-Q for the period ended June 29, 2008 and our Annual Report on form 10-K and 10-K/A for the year ended December 31, 2007.

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

SAFE HARBOR STATEMENT

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Items 1A of this Form 10-Q for the period ended June 29, 2008 and Form 10-K and 10K/A for the year ended December 31, 2007. The Company undertakes no duty to update these forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2005 and July 2007, the Company entered into an interest rate swap agreement. This swap agreement effectively converts a portion of the Company’s variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

ITEM 4. CONTROLS AND DISCLOSURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, and 5 of Part II are inapplicable and have been omitted.

ITEM 1A. RISK FACTORS

In addition to the risk factors as disclosed in our Form 10-K, set forth below are additional risk factors to consider.

The current downturn in the residential housing market has had an adverse impact on our operations.

The residential housing market has experienced overall declines and credit concerns that are expected to continue through 2008 and potentially into 2009. Approximately 80 to 85% of our industrial revenue is directly or indirectly influenced by conditions in the residential housing market. The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our industrial products and have had an adverse impact on our operations as a whole. In addition, the impact of the housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased demand for our products sold to the manufactured housing and recreational vehicle industries. Our results for the six months ended June 29, 2008 include a break-even net income on net sales of $220.8 million. This result was positively impacted by a pre-tax gain of $4.2 million, from the sale of an idle manufacturing facility. Results for the year ended December 31, 2007, include a net loss of $5.8 million, including $2.4 million in restructuring charges, on net sales of $435.2 million. The current downturn in the residential housing market is expected to adversely impact our operations in the third quarter and for the balance of 2008.

The continued rise in fuel costs has had an adverse impact on our operations.

The products produced by us for the recreational vehicle industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. Rapid significant increases in fuel prices appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels. Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.

The terms of our Credit Agreement contain various financial performance and other covenants with which we must remain in compliance. If we do not remain in compliance with these covenants, our Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.

The terms of our Credit Agreement contain financial and non-financial covenants that place restrictions on us and our subsidiaries. Based on our operating forecast for 2008, it is probable that we will not be in compliance with certain of our covenants for the remaining quarters of 2008. We have initiated discussions with our lenders regarding a modification to or refinancing of our Credit Agreement in order to have a credit structure in place which will accommodate the current and potential future depressed market conditions. These discussions are expected to conclude prior to the end of the third quarter 2008 reporting period.

If we fail to comply with our covenants, the lenders could cause our debt to become due and payable prior to maturity, or it could result in our having to refinance the related indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 22, 2008. The results of the matters voted upon at the annual meeting of shareholders are as follows:

1.             Proposal to amend our Articles of Incorporation by deleting Article IX of the Articles of Incorporation to eliminate the classification of the Board of Directors, resulting in the annual election of all directors and the elimination of the requirement for a minimum of nine directors. Of the total votes cast, 6,716,890 votes were cast for the proposal, 31,573 votes were cast against the proposal, and there were 24,617 abstentions.

2.             Proposal to elect three directors to our Board of Directors to serve until the 2011 Annual Meeting of Shareholders or, if Proposal 1 is approved, until the 2009 Annual Meeting of Shareholders.

	For	Withhold Authority
Terrence D. Brennan	5,965,700	807,380
Larry D. Renbarger	5,966,647	806,433
Todd M. Cleveland	6,391,615	381,465

Because Proposal 1 was approved, all directors will stand for election or re-election at the 2009 annual meeting of shareholders for one-year terms. In addition to the three directors named above, the remaining directors are Walter E. Wells, Paul E. Hassler, Keith V. Kankel, Andy L. Nemeth, and Joseph M. Cerull (appointed July 21, 2008).

3.             Proposal to approve a rights offering granting shareholders one right to purchase 0.2580693 of a share of common stock, for each share of our common stock they owned, at a purchase price of $7.00 per share, or an aggregate of approximately 1,850,000 shares of common stock for an aggregate purchase price of approximately $12,950,000 (the “Rights Offering”). Of the total votes cast, 5,475,843 votes were cast for the proposal, 147,678 votes were cast against the proposal, and there were 3,421 abstentions.

4.             Proposal to approve a Standby Purchase Agreement, as amended, pursuant to which Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. committed to purchase at $7.00 per share their pro-rata portion of the shares offered in the Rights Offering and shares not purchased in the Rights Offering. Of the total votes cast, 5,482,279 votes were cast for the proposal, 121,478 votes were cast against the proposal, and there were 23,185 abstentions.

5.             Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2008. Of the total votes cast, 6,715,393 votes were cast for the proposal, 6,204 votes were cast against the proposal, and there were 51,485 abstentions.

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

PATRICK INDUSTRIES, INC.

(Company)

Date	August 13, 2008	By: /S/Paul E. Hassler
(Chief Executive Officer)

Date	August 13, 2008	By: /S/Andy L. Nemeth
Andy L. Nemeth
(Executive Vice President-Finance)
(Chief Financial Officer)

Date	August 13, 2008	By: /S/Darin R. Schaeffer
(Vice President and Corporate Controller)
(Principal Accounting Officer)