Form 10-Q
period 2008-09-28
PATRICK INDUSTRIES INC
filed 2008-11-17
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..................

Commission file number 000-03922

PATRICK INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

INDIANA	35-1057796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 WEST FRANKLIN STREET, ELKHART, IN 46516

(Address of principal executive offices)

(ZIP Code)

(574) 294-7511

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer [ X ]	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

As of November 7, 2008, there were 9,025,939 shares of the Registrant’s Common Stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
September 28, 2008 (unaudited) & December 31, 2007	3

Condensed Consolidated Statements of Operations (Unaudited)
Third Quarter Ended September 28, 2008 & September 30, 2007
Nine Months Ended September 28, 2008 & September 30, 2007	4

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 28, 2008 & September 30, 2007	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4. CONTROLS AND DISCLOSURES	26
ITEM 4T. CONTROLS AND PROCEDURES	27

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS	27-28
ITEM 5. OTHER INFORMATION	29

ITEM 6. EXHIBITS SIGNATURES	29 30
Exhibit Index: Exhibit 31.1 Exhibit 31.2 Exhibit 32
Exhibit 99

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of

(thousands)	(Unaudited) Sept. 28, 2008	Dec. 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 66	$ 151
Trade receivables, net	23,073	15,251
Inventories	39,031	43,566
Income taxes receivable	3,038	3,728
Prepaid expenses and other	2,780	4,621
Deferred tax assets	1,605	1,605

Total current assets	69,593	68,922

PROPERTY AND EQUIPMENT	109,527	112,665
Less accumulated depreciation	58,054	57,910

Net property and equipment, at cost	51,473	54,755

INTANGIBLES AND OTHER ASSETS
Goodwill	29,514	29,514
Intangible assets, net of accumulated amortization (2008: $2,288; 2007: $1,001)	37,182	38,469
Deferred financing costs, net of accumulated amortization (2008: $629; 2007: $265)	1,859	1,861
Other assets	2,870	2,721

Total intangibles and other assets	71,425	72,565

TOTAL ASSETS	$ 192,491	$ 196,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 8)	$ 45,480	$ 8,628
Short-term borrowings	14,400	1,479
Accounts payable	15,723	14,349
Accrued expenses & other	6,792	7,568

Total current liabilities	82,395	32,024

LONG-TERM DEBT, less current maturities	-	71,501
DEFERRED COMPENSATION AND OTHER	4,388	4,180
DEFERRED TAX LIABILITIES	15,203	16,604

TOTAL LIABILITIES	101,986	124,309

SHAREHOLDERS’ EQUITY
Common stock	53,566	32,635
Accumulated other comprehensive loss	(682)	(672)
Additional paid-in capital	148	148
Retained earnings	37,473	39,822

TOTAL SHAREHOLDERS’ EQUITY	90,505	71,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 192,491	$ 196,242

See accompanying notes to the Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter Ended		Nine Months Ended

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(thousands except per share data)	2008	2007	2008	2007

NET SALES	$ 88,429	$ 136,556	$ 309,228	$ 327,829

Cost of goods sold	79,219	118,960	275,123	288,507
Restructuring charges	60	513	779	1,451

GROSS PROFIT	9,150	17,083	33,326	37,871

Operating expenses:
Warehouse and delivery	4,740	5,912	14,897	14,856
Selling, general and administrative	6,362	8,537	20,443	21,204
Restructuring charges	25	-	202	183
Amortization of intangible assets	429	429	1,287	572
Gain on sale of fixed assets	(30)	(210)	(4,535)	(222)

Total operating expenses	11,526	14,668	32,294	36,593

OPERATING INCOME (LOSS)	(2,376)	2,415	1,032	1,278

Interest expense, net	1,334	2,139	4,760	4,235

Income (loss) before income taxes (credit)	(3,710)	276	(3,728)	(2,957)

Income taxes (credit)	(1,373)	110	(1,379)	(1,183)

NET INCOME (LOSS)	$ (2,337)	$ 166	$ (2,349)	$ (1,774)

Basic net income (loss) per common share	$ (0.26)	$ 0.03	$ (0.31)	$ (0.32)

Diluted net income (loss) per common share	$ (0.26)	$ 0.03	$ (0.31)	$ (0.32)

Weighted average shares outstanding - basic	9,110	6,061	7,638	5,510
Weighted average shares outstanding - diluted	9,110	6,138	7,638	5,510

See accompanying notes to the Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended

	Sept. 28,	Sept. 30,
(thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,349)	$ (1,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,716	3,806
Amortization	1,287	572
Deferred compensation	487	1,234
Share based compensation expense	690	978
Gain on sale of fixed assets	(4,535)	(222)
Decrease in cash surrender value of life insurance	-	22
Deferred income taxes	(1,401)	(965)
Restructuring charges	221	874
Change in assets and liabilities:
Decrease (increase) in:
Trade receivables	(7,822)	53
Inventories	4,535	12,079
Prepaid expenses and other	1,841	957
Income taxes receivable	690	(944)
Increase (decrease) in:
Accounts payable and accrued expenses	1,042	6,985
Income taxes payable	(279)	(120)

Net cash provided by (used in) operating activities	(877)	23,535

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,820)	(2,591)
Proceeds from sale of property and equipment	6,536	1,245
Life insurance premiums, net	(399)	(111)
Acquisition of American Hardwoods	-	(7,136)
Acquisition of Adorn, LLC, net of cash acquired	-	(78,801)

Net cash provided by (used in) investing activities	2,317	(87,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	-	100,975
Short-term borrowings (payments), net	12,921	(10,000)
Principal payments on long-term debt	(34,649)	(33,949)
Payments on deferred compensation obligations	(296)	(251)
Proceeds from private placement of common stock, net of expenses	7,875	10,899
Proceeds from rights offering, net of expenses	12,420	---
Proceeds from exercise of common stock options, including tax benefit	-	367
Payment of deferred financing costs	(362)	(2,150)
Other	566	244

Net cash provided by (used in) financing activities	(1,525)	66,135

Increase (decrease) in cash and cash equivalents	(85)	2,276
Cash and cash equivalents at beginning of period	151	357

Cash and cash equivalents at end of period	$ 66	$ 2,633

See accompanying notes to the Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 28, 2008 and December 31, 2007, and its results of operations for the three and nine months ended September 28, 2008 and September 30, 2007, and cash flows for the nine months ended September 28, 2008 and September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to the Financial Statements in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2007. Operating results for the third quarter and nine months ended September 28, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Certain reclassifications have been made in the 2007 consolidated financial statements to conform to the 2008 presentation.

2.	Significant Accounting Policies

Inventories

The inventories on September 28, 2008 and December 31, 2007 consist of the following classes:

(thousands)	Sept. 28, 2008	Dec. 31, 2007

Raw materials	$ 20,883	$ 23,768
Work in process	4,485	5,252
Finished goods	4,310	5,091

Total manufactured goods	29,678	34,111
Distribution products	9,353	9,455

Total inventories	$ 39,031	$ 43,566

Inventories are stated at the lower of cost or market using the weighted average cost method.

Goodwill

The Company’s goodwill at September 28, 2008 is related to its Primary Manufactured Products Segment and its Other Component Manufactured Products Segment. The Company accounts for its goodwill pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill annually, as of October 1, or more frequently if conditions warrant. For purposes of the goodwill impairment test, the reporting units of the Company are utilized after considering the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets (as amended)” and the relevant provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and related interpretive literature.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets in the condensed consolidated statements of financial position and amortized over the life of the related debt or credit facility using the effective interest method.

3.	Acquisitions

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, Inc. (“American Hardwoods”), a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7.1 million. The purchase of American Hardwoods represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 “Business Combinations”. The results of operations for American Hardwoods are included in the Company’s Distribution Segment for the three and nine month periods ended September 28, 2008 and the three and eight month periods ended September 30, 2007. The cash consideration exchanged for the assets of American Hardwoods was funded with new debt totaling $7.5 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The excess of the estimated fair values of the underlying assets acquired and liabilities assumed over the purchase price was allocated pro-rata to the long lived assets of American Hardwoods.

The following table summarizes the fair values of the assets acquired and liabilities assumed on January 29, 2007:

(thousands)
Current assets	$ 4,208
Property, plant and equipment	3,250

Total assets acquired	7,458
Current liabilities	(322)

Net assets acquired	$ 7,136

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn Holdings, Inc., (“Adorn”) an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $78.8 million in cash. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represents an acquisition of a business and has been accounted for in accordance with SFAS No. 141 “Business Combinations”. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the three and nine month periods ended September 28, 2008 and from the date of acquisition through September 30, 2007.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired:

(thousands)
Cash consideration for repayment of all outstanding Adorn indebtedness and purchase of all outstanding Adorn common stock	$ 77,714
Transaction costs	1,050

Total cash consideration	$ 78,764

The cash consideration exchanged for the capital stock of Adorn was funded through the issuance of Company common stock in a private placement to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P., (collectively “Tontine”) of approximately $11.0 million, the issuance of senior subordinated notes to Tontine of approximately $14.0 million, term debt of $50.0 million under the Company’s $110.0 million senior secured credit facility (the “Credit Facility”), and borrowings under the Company’s revolving line of credit of approximately $3.8 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized during the second quarter of 2008. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007:

         (thousands)

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

As part of the purchase price allocation, the Company valued acquired inventory at fair value as of the date of the acquisition. The effect of this valuation adjustment was to increase the acquired inventory by $0.2 million. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of goods sold during the quarter ended June 30, 2007.

The Company completed its analysis of income tax matters and elections related to the Adorn acquisition as of December 31, 2007.

The following unaudited pro forma information assumes the Adorn and American Hardwoods’ acquisitions occurred as of January 1, 2007. Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transactions. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

Nine Months Ended
(thousands except per share data)	Sept. 30, 2007

Revenue	$ 423,421
Net loss	$ (1,644)
Basic net loss per share	$ (0.30)
Diluted net loss per share	$ (0.30)

4.	Restructuring and Integration

In second quarter 2007, the Company announced a restructuring plan (“2007 Plan”) in an effort to integrate the acquisition of Adorn with its existing businesses. The completion of the 2007 Plan in third quarter 2008 resulted in cumulative pretax charges totaling approximately $3.3 million. Expenses associated with the 2007 Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines. Asset write-downs included machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines.

Approximately $2.96 million of restructuring and related expenses were recorded in cost of goods sold on the consolidated statements of operations from the plan inception in second quarter 2007 through the nine months ended September 28, 2008. Restructuring charges of $60,000 and $779,000 were recorded in the third quarter and nine months of 2008, respectively, related to the closing of one operation and one manufacturing cell, and the consolidation of one of Patrick’s manufacturing operations into an Adorn operation, and the consolidation of an Adorn operation and a Patrick operation into one of the Company’s currently owned facilities from two separate leased facilities. In conjunction with these consolidations, the Company eliminated certain positions from the closed facilities.

In addition, approximately $385,000 of restructuring charges were included in selling , general and administrative expenses (“SG&A”) on the consolidated statements of operations through September 28, 2008, including $25,000 and $202,000 for the third quarter and nine months ended September 28, 2008, respectively, related to severance costs as a result of the elimination of certain administrative positions.

Below is a summary of restructuring and related expenses for the 2007 Plan incurred by type.

		2008

		Six	Third	Nine	Total
(thousands)	2007	Months	Quarter	Months	Incurred

Severance	$ 884	$ 378	$ 25	$ 403	$ 1,287
Asset write-downs	1,297	221	-	221	1,518
Facility exit costs	183	297	60	357	540

Total restructuring and
related expenses	$ 2,364	$ 896	$ 85	$ 981	$ 3,345

The following is a summary of restructuring and related expenses recorded in costs of goods sold and in SG&A on the consolidated statements of operations.

		2008

		Six	Third	Nine	Total
(thousands)	2007	Months	Quarter	Months	Incurred

Restructuring charges - cost of goods sold	$ 2,181	$ 719	$ 60	$ 779	$ 2,960
Restructuring charges - SG&A	183	177	25	202	385

Total restructuring and
related expenses	$ 2,364	$ 896	$ 85	$ 981	$ 3,345

The following table summarizes the expected, incurred and remaining costs for the 2007 Plan as of September 28, 2008.

		Asset	Facility Exit
(thousands)	Severance	Write-Downs	Costs	Total

Restructuring liability balance at January 1, 2007	$ -	$ -	$ -	$ -
Restructuring charges – opening balance sheet	784	767	168	1,719
Restructuring charges – expensed to statement of operations	884	1,297	183	2,364
Cash payments/write-offs	(1,462)	(2,064)	(351)	(3,877)

Restructuring liability balance at January 1, 2008	206	-	-	206
Restructuring charges	403	221	357	981
Cash payments/write-offs	(493)	(221)	(357)	(1,071)

Restructuring liability balance at September 28, 2008	$ 116	$ -	$ -	$ 116

Patrick’s unpaid restructuring liabilities are included in accrued expenses on the condensed consolidated statements of financial position. Severance costs reflect a cash expense, though we may recognize the expense prior to paying for the expenditure. Asset write-downs are non-cash expenses. Facility exit costs reflect a cash expense. The Company completed the final phase of the Adorn integration in third quarter 2008.

5.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recognized compensation costs of $0.7 million and $1.0 million and related income tax benefits of $0.3 million and $0.4 million for its stock-based compensation plans in the statements of operations for the nine months ended September 28, 2008 and September 30, 2007, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2007 and 2008: 5,000 shares on January 5, 2007; 12,000 shares on February 16, 2007; 25,000 shares on May 10, 2007; 60,000 shares on June 1, 2007; 12,000 shares on October 5, 2007; 8,000 shares on January 5, 2008; 16,000 shares on March 26, 2008; 24,000 shares on April 25, 2008; and 10,000 shares on August 14, 2008.

As of September 28, 2008, there was approximately $66,000 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of six months.

6.	Earnings Per Share

Basic earnings per common share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per common share for the third quarter and nine month periods were calculated using the weighted average shares as follows:

	Third Quarter Ended		Nine Months Ended

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(thousands)	2008	2007	2008	2007

Weighted average number of common shares used in basic EPS	9,110	6,061	7,638	5,510
Effect of dilutive securities	-	77	-	-

Weighted average diluted shares	9,110	6,138	7,638	5,510

As the Company reported a net loss for the third quarter ended September 28, 2008, all shares related to stock options and stock awards were excluded from the diluted earnings per common share computation because their inclusion would have been anti-dilutive. In addition, as the Company reported a net loss for the nine month periods ended September 28, 2008 and September 30, 2007, the dilutive effect of all shares related to stock options and stock awards in 2008 and 2007 were excluded from the computation of diluted earnings per common share.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850,000 shares of common stock in a rights offering to its shareholders. Pursuant to a Standby Purchase Agreement, dated March 10, 2008 (the “2008 Standby Purchase Agreement”), Tontine agreed to acquire 895,005 shares (its ratable portion of the 1,850,000 shares approved by shareholders), and also had the obligation to purchase those shares that were unsubscribed for by other shareholders at the close of the rights offering on June 20, 2008 and, pursuant to this obligation, purchased an additional 811,869 shares. In total, of the 1,850,000 shares approved by shareholders for issuance, Tontine purchased 1,706,874 shares and 143,126 shares were purchased by other shareholders.

Under the terms of the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. Under the terms of the 2008 Standby Purchase Agreement, Tontine purchased the 1,706,874 shares at the same $7.00 per share subscription price offered in the rights offering. As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement was less than the Company’s stock price on May 27, 2008 of $7.44 per share, the rights offering contained a bonus element, as defined in SFAS No. 128, “Earnings Per Share.” As a result, SFAS No. 128 requires earnings per share to be adjusted retroactively for the bonus element for all periods presented. This bonus element is reflected in earnings per share as presented herein and reduced the basic and diluted net loss per common share by $0.01 for the nine months ended September 30, 2007. There was no impact to third quarter 2007 basic and diluted earnings per share.

7.	Gain on Sale of Fixed Assets

During first quarter 2008, the Company entered into a listing agreement to sell one if its California facilities, which was exited in 2007. In addition, during the first quarter ended March 30, 2008, the Company reclassified the approximately $1.7 million carrying value of this facility to assets held for sale, which was included in current assets. In the second quarter 2008, this facility was sold, resulting in a pretax gain on sale of $4.2 million. The building that was sold formerly housed the Company’s west coast molding division. In 2007, the Company consolidated the molding division into its Custom Vinyls facility, which is also located in California. The consolidation was part of a multiphase integration effort following the acquisition of Adorn.

8.	Long-term Debt

Total long-term debt of $80.1 million at December 31, 2007 decreased $34.6 million to $45.5 million at September 28, 2008. The decrease reflected the pay down of senior subordinated debt and term debt under the Credit Facility. The Company has made all of its required principal and interest payments due in accordance with the Credit Facility through September 28, 2008.

At September 28, 2008, as a result of the deterioration in all three of the major markets the Company serves, the Company was in violation of its leverage and fixed charge covenants under the terms of the Credit Facility. These covenant violations were not cured as of the filing of this Form 10-Q and, therefore, the remaining $45.5 million of long-term debt was reclassified to current liabilities until such time as an amended and/or new credit facility is established. The default entitles the lenders to declare, at their option, all amounts owing under the Credit Facility to become due and payable. Further draws on the Company’s revolving line of credit would require the approval of the senior lenders. The Company is actively engaged in discussions with its senior lenders to amend certain terms of its credit agreement to allow for greater operating flexibility under current and projected operating and economic conditions, and expects to have an amended and/or new credit facility in place by mid-December of 2008.

9.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss) for the third quarter and nine month periods ending September 28, 2008 and September 30, 2007 are as follows:

	Third Quarter Ended		Nine Months Ended

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(thousands)	2008	2007	2008	2007

Net income (loss)	$ (2,337)	$ 166	$ (2,349)	$ (1,774)
Unrealized losses on cash flow hedges, net of taxes	(38)	(382)	(10)	(301)

Comprehensive loss	$ (2,375)	$ (216)	$ (2,359)	$ (2,075)

As of September 28, 2008 and September 30, 2007, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on cash flow hedges and changes in accumulated pension benefit was $682,000 and $398,000, respectively.

10.	New Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations”.   SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R will only impact the Company if it is a party to a business combination closing on or after January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 157.  As of September 28, 2008 and September 30, 2007, liabilities of $1.0 million and $0.4 million, respectively, have been recognized for the fair value of the interest rate swap agreements.  In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 28, 2008.

The Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, on January 1, 2008.  This statement allows companies the option to measure eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company has elected not to apply the fair value option to any of its financial instruments except for those expressly required by U.S. GAAP. The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statements No. 137 and No. 138, in accounting for its derivative financial instruments. These statements require the Company to recognize derivative financial instruments on the consolidated statements of financial position at fair value.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This Statement is effective prospectively for the Company beginning on January 1, 2009. The Company has not yet determined the impact, if any, the adoption of this statement will have on the financial position of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company is currently evaluating the potential impact of the adoption of SFAS No. 161 on its disclosures in the Company's condensed consolidated financial statements.

11.	Segment Information

Patrick has determined that its reportable segments are those based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. Patrick’s reportable segments are as follows:

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

Other Component Manufactured Products - Includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Engineered Solutions – Includes aluminum extrusion, distribution, and fabrication operations.

The table below presents unaudited information about the sales, associated restructuring charges, and operating income (loss) of those segments.

	Third Quarter Ended September 28, 2008

			Other
	Primary		Component
	Manufactured		Manufactured	Engineered	Segment
(thousands)	Products	Distribution	Products	Solutions	Total

Net outside sales	$ 50,958	$ 21,004	$ 7,604	$ 8,863	$ 88,429
Intersegment sales	684	24	1,810	913	3,431
Restructuring charges	56	-	4	-	60
Operating income (loss)	842	552	(58)	163	1,499

	Third Quarter Ended September 30, 2007

			Other
	Primary		Component
	Manufactured		Manufactured	Engineered	Segment
(thousands)	Products	Distribution	Products	Solutions	Total

Net outside sales	$ 80,916	$ 28,714	$ 13,740	$ 13,186	$ 136,556
Intersegment sales	1,297	56	3,823	1,096	6,272
Restructuring charges	513	-	-	-	513
Operating income (loss)	3,288	1,266	2,071	(236)	6,389

	Nine Months Ended September 28, 2008

			Other
	Primary		Component
	Manufactured		Manufactured	Engineered	Segment
(thousands)	Products	Distribution	Products	Solutions	Total

Net outside sales	$ 182,401	$ 65,334	$ 30,486	$ 31,007	$ 309,228
Intersegment sales	4,210	57	7,189	3,194	14,650
Restructuring charges	536	-	243	-	779
Operating income	5,388	1,216	1,587	657	8,848

	Nine Months Ended September 30, 2007

			Other
	Primary		Component
	Manufactured		Manufactured	Engineered	Segment
(thousands)	Products	Distribution	Products	Solutions	Total

Net outside sales	$ 180,090	$ 82,315	$ 24,025	$ 41,399	$ 327,829
Intersegment sales	3,170	186	6,544	3,048	12,948
Restructuring charges	964	-	487	-	1,451
Operating income	6,021	3,185	1,961	510	11,677

Reconciliation of segment operating income to consolidated operating income (loss):

	Third Quarter Ended		Nine Months Ended

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(thousands)	2008	2007	2008	2007
Segment operating income	$ 1,499	$ 6,389	$ 8,848	$ 11,677
Corporate incentive agreements	774	1,309	2,309	2,602
Gain on sale of property and equipment	30	210	4,535	222
Corporate expenses	(4,225)	(5,064)	(13,171)	(12,468)
Restructuring charges	(25)	-	(202)	(183)
Amortization	(429)	(429)	(1,287)	(572)

Consolidated operating income (loss)	$ (2,376)	$ 2,415	$ 1,032	$ 1,278

Reconciliation of restructuring charges recorded in cost of goods sold and in SG&A to consolidated restructuring charges:

	Third Quarter Ended		Nine Months Ended

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(thousands)	2008	2007	2008	2007
Restructuring charges - cost of goods sold	$ 60	$ 513	$ 779	$ 1,451
Restructuring charges – SG&A	25	-	202	183

Consolidated restructuring charges	$ 85	$ 513	$ 981	$ 1,634

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is divided into eight sections. First, a description of the markets and industries in which the Company’s businesses operate. Next, key recent events that either have affected or will affect Patrick’s future financial results are described. We then review our consolidated results and business segments with comparisons for the third quarter and nine months ended September 28, 2008 to the corresponding periods in 2007. Next, we discuss our financial condition and liquidity. The final sections address other key items and certain factors that can influence future results.

The outline for our MD&A is as follows:

OVERVIEW - MARKETS AND RELATED INDUSTRY PERFORMANCE

KEY RECENT EVENTS

Restructuring Initiatives
Majority Shareholder to Explore Disposition of Equity Interests in the Company

CRITICAL ACCOUNTING POLICIES

REVIEW OF CONSOLIDATED OPERATING RESULTS

Consolidated Results

REVIEW BY BUSINESS SEGMENT
General
Primary Manufactured Products
Distribution
Other Component Manufactured Products
Engineered Solutions

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Financial Condition

Liquidity and Capital Resources

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW – MARKETS AND RELATED INDUSTRY PERFORMANCE

The first nine months of 2008 marked a continuation of overall soft economic conditions, tight credit standards in the residential and manufactured housing industries, declining consumer confidence and discretionary spending, and volatile fuel prices, all of which had a negative impact on the Company’s sales and a major impact on all three of the major markets the Company serves. Additionally, macroeconomic conditions have continued to deteriorate throughout all of 2008 from an overall credit perspective resulting in a constricted lending environment with restricted capacity and availability of capital. The Company expects the depressed conditions in the recreational vehicle (RV), manufactured housing (MH) and residential housing markets to continue through the fourth quarter of 2008 and the first half of 2009 as certain customers of the Company are closing and consolidating facilities, reducing workforce, reducing inventory levels, and reducing costs.

According to industry sources, the RV industry, which represents approximately 37% of the Company’s year to date 2008 sales, experienced unit shipment declines of approximately 42% for the quarter and 25% year to date versus the comparable prior year period. The RV industry currently projects that unit shipment declines could range from 25% - 30% for full year 2008 compared to the 2007 levels.

The MH industry, which represents approximately 37% of the Company’s year to date sales in 2008, saw industry unit shipments decline approximately 16% for the quarter and approximately 10% year to date versus the same periods in 2007. The Company currently estimates that unit shipments for full year 2008 could decline by as much as approximately 20% when compared to the 2007 levels.

Both the RV and MH industries as a whole continue to run at rates that reflect significant contraction on an annualized basis. Additionally, pricing on gypsum related commodity products that the Company sells into the MH industry was down approximately 27% year over year on manufactured products and approximately 20% on distribution products. Annual RV and MH unit shipments are expected to be lower in 2009 as high credit standards, increasing food and volatile fuel prices, employment downturns, and continued declines in household wealth and home prices continue to negatively impact the global economy.

The weak conditions in the MH industry dramatically impacted the Company’s Distribution Segment, which saw sales decline from the prior year by approximately 27% for the quarter and 21% year to date, and operating profits decline approximately 56% and 62% for the quarter and year to date, respectively, as approximately 78% of the Company’s sales in this segment are associated with the MH Industry.

The industrial and other markets represent approximately 26% of the Company’s year to date sales in 2008. The residential housing market, which represents approximately 70% of the Company’s industrial revenue base, continued to be impacted by depressed conditions as new housing starts for the first nine months of 2008 were down approximately 31% from the September 2007 seasonally adjusted rate (as reported by the U.S. Department of Commerce).

With the strategic acquisition of Adorn Holdings, Inc. (“Adorn”) and the related integration synergies we have achieved, we believe that we continue to establish our platform for future growth and for creating shareholder value. We believe we are positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. The Company remains focused on maintaining contribution margins and continues to look for ways to reduce its fixed costs in order to maximize efficiencies and improve profitability. While market conditions are expected to remain depressed for the remainder of 2008 and into 2009, key focus areas include:

•	capturing market share;
•	maintaining a lean organizational structure in all manufacturing operations and our corporate functions;
•	improving margins and reducing costs across the organization; and
•	pursuing new business opportunities, new products or product line extensions.

Our capital plan for 2008 includes expenditures of up to approximately $4.5 million. In addition, we continue to work closely with our customers to maintain appropriate credit policies and keep our trade receivables at acceptable levels during these difficult economic times. Our management team remains focused on earnings targets, cash flow, and debt reduction as we move through the remainder of 2008 and into 2009.

KEY RECENT EVENTS

Restructuring Initiatives

In an effort to integrate our acquisition of Adorn with our existing businesses, we announced a restructuring plan in the second quarter of 2007 (the “2007 Plan”) which included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines. Beginning in the second quarter of 2007 and continuing through the end of the third quarter of 2008, the 2007 Plan eliminated an estimated 240 jobs.

The completion of the 2007 Plan in the third quarter of 2008 resulted in cumulative pretax charges totaling approximately $3.3 million. Expenses included workforce reduction and lease consolidation costs, asset write-downs, and other expenses necessary to implement the restructuring initiatives. We recorded approximately $2.96 million of restructuring and related expenses in cost of goods sold from the plan inception in second quarter 2007 through September 28, 2008, including $60,000 and $779,000 in the third quarter and nine months of 2008, respectively, related to the closing of one operation and one manufacturing cell and the consolidation of one of Patrick’s manufacturing operations into an Adorn operation, and the consolidation of an Adorn operation and a Patrick operation into one of the Company’s currently owned facilities from two separate leased facilities. In conjunction with these consolidations, the Company eliminated certain positions from the closed facilities.

In addition, the Company incurred $385,000 of restructuring charges which were included in selling, general and administrative expenses through September 28, 2008, including $25,000 and $202,000 for the third quarter and nine months ended September 28, 2008, respectively, related to severance costs as a result of the elimination of certain administrative positions.

Majority Shareholder to Explore Disposition of Equity Interests in the Company

On November 10, 2008, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P., (collectively “Tontine”), which together own approximately 57% of our common stock, filed with the Securities and Exchange Commission an amendment to Tontine’s previously filed Schedule 13D with respect to its ownership of common stock of the Company (the “Schedule 13D/A”). In the Schedule 13D/A, Tontine stated that it will begin to explore alternatives for the disposition of its equity interests in the Company, which alternatives may include, without limitation: (a) dispositions of common stock through open market sales, underwritten offerings and/or privately negotiated sales by Tontine; (b) a sale of the Company; or

(c) distributions by Tontine of its equity interests in the Company to its investors.  Tontine stated that it expects to engage in discussions with our management and Board of Directors in the evaluation of such alternatives. Tontine stated that, as part of this process, it (i) may encourage the Company to engage an investment banker or other financial advisor with respect to an underwritten offering of its equity interests, a sale of the Company or other strategic transaction involving the Company; (ii) may encourage third parties to consider an acquisition of its equity interests, an acquisition of the Company or other strategic transaction involving the Company; or (iii) may independently engage an investment banker or other financial advisor to assist it with respect to the analysis and execution of various alternatives in connection with its holdings.  Tontine stated that, in deciding which alternative or alternatives to pursue, it will seek to maximize the value of its holdings in the Company, and accordingly, the disposition of its holdings will be effected over time and in an orderly fashion. Tontine stated that the timing, manner and aggregate amount of any such dispositions will be dependent on many factors, including, without limitation, market conditions, available prices and Tontine’s ability to conduct sales in compliance with federal and state securities laws.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the footnotes to our Report on Form 10-Q for the period ended September 28, 2008 and our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2007.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Consolidated Results – Third Quarter and Nine Months Ended September 28, 2008 Compared to 2007

General. The results of operations from the acquisitions of Adorn (acquired on May 18, 2007) and American Hardwoods, Inc. (acquired on January 29, 2007) are included for the full nine month period ended September 28, 2008 and since their respective acquisition dates for the same period in 2007.

The following table sets forth the percentage relationship to net sales of certain items in the Company’s Condensed Consolidated Statements of Operations:

	Three Months		Nine Months
	Ended		Ended

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.6	87.1	89.0	88.0
Restructuring charges	0.1	0.4	0.2	0.4
Gross profit	10.3	12.5	10.8	11.6
Warehouse and delivery	5.4	4.3	4.8	4.5
Selling, general, and administrative	7.2	6.2	6.6	6.5
Restructuring charges	-	-	0.1	0.1
Amortization of intangible assets	0.4	0.3	0.4	0.2
Gain on sale of fixed assets	-	(0.1)	(1.4)	(0.1)
Operating income (loss)	(2.7)	1.8	0.3	0.4
Interest expense, net	1.5	1.6	1.5	1.3
Income taxes (credit)	(1.6)	0.1	(0.4)	(0.4)
Net income (loss)	(2.6)	0.1	(0.8)	(0.5)

Net Sales. Net sales decreased $48.1 million or 35.2%, to $88.4 million in third quarter 2008 from $136.6 million in the comparable prior year period. For the nine months ended September 28, 2008, net sales decreased $18.6 million or 5.7%, to $309.2 million from $327.8 million in the prior year period. Net sales for both the quarter and year to date periods were negatively impacted as RV and MH retailers and manufacturers reduced inventory levels in response to increasing credit costs and economic trends continued to weaken in all three of the primary markets the Company serves (as discussed above).

Restructuring Charges - Segments. Immediately following the acquisition of Adorn on May 18, 2007, the Company initiated its restructuring actions. These activities were related to the first phase of the Adorn consolidation plan and included the closing and consolidation of Patrick operating units associated with the integration of the Adorn acquisition. The restructuring plan included workforce reductions, facility closures, and various asset write-downs. Asset write-downs included inventory, tooling, machinery and equipment due to duplication, and shut down of certain product lines.

Restructuring charges of $60,000 or 0.1% of net sales in third quarter 2008 were recorded in conjunction with the final phase of the Adorn consolidation plan and were related to the closing of a Patrick division in the Company’s Other Component Manufactured Products segment and the consolidation of one of the divisions in the Company’s Primary Manufactured Products segment from a leased facility into one of the Company’s owned manufacturing facilities. Total restructuring charges (included as a separate line item in cost of goods sold) were $0.5 million or 0.4% of net sales in third quarter 2007.

In the first nine months of 2008, restructuring charges were $0.8 million, or 0.2% of net sales. The charges were recorded in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products Segment and the consolidation of two divisions in the Company’s Primary Manufactured Products Segment, one from a leased facility into one of the Company’s owned manufacturing facilities, and the other into one of the Adorn manufacturing facilities. Comparatively, total restructuring charges in the first nine months of 2007 were approximately $1.5 million, or 0.4% of net sales. These activities were related to the first phase of the Adorn consolidation plan. The restructuring plan for the first nine months of 2007 included estimated Patrick workforce reductions of approximately 130 employees, all of which had been completed as of September 30, 2007, facility closures, and various asset write-downs.

Gross Profit. Gross profit decreased $7.9 million or 46.4%, to $9.2 million in third quarter 2008 from $17.1 million in 2007. As a percent of net sales, gross profit decreased to 10.3% in third quarter 2008 from 12.5% in the same period in 2007. The decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift to lower margin products that was partially offset by direct labor efficiencies of approximately 0.6% of net sales. As discussed above, restructuring charges related to the final phase of the Adorn consolidation plan decreased approximately $0.4 million to $0.1 million or 0.1% of net sales in third quarter 2008 compared to 0.4% of net sales in 2007. Additionally, other overhead costs including utilities and group insurance declined $0.7 million in the quarter compared to the prior year.

Gross profit decreased $4.6 million or 12.0%, to $33.3 million in the first nine months of 2008 from $37.9 million in the first nine months of 2007. As a percent of net sales, gross profit decreased to 10.8% in 2008 from 11.6% in 2007. As discussed above, on a year to date basis, restructuring charges decreased $0.7 million to $0.8 million or 0.2% of net sales, from $1.5 million or 0.4% of net sales in 2007. Contributions from the Adorn and American Hardwoods acquisitions partially offset the increase in cost of goods sold. Additionally, estimated purchasing synergies resulting from the Adorn acquisition were offset by an adjustment in the first quarter of 2008 to increase cost of goods sold and reduce inventory by approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities (see discussion below), and to a lesser extent, by labor inefficiencies as the Company adjusted to the rapidly declining market conditions and softening sales levels that began in the first quarter of 2008. Additionally, increases in fixed overhead costs including depreciation expense and utilities of approximately $1.2 million or 0.5% of net sales, were partially offset by improvements in other overhead costs including workers compensation and group and liability insurance of approximately $0.7 million.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.2 million or 19.8%, to $4.7 million in third quarter 2008 from $5.9 million in third quarter 2007 primarily reflecting a reduction in delivery wages and freight charges of approximately $0.8 million. As a percentage of net sales, warehouse and delivery expenses were 5.4% and 4.3% in third quarter 2008 and 2007, respectively.

Warehouse and delivery expenses were $14.9 million for both the first nine months of 2008 and 2007. As a percentage of net sales, warehouse and delivery expenses increased to 4.8% in the first nine months of 2008 from 4.5% in the comparable period. Increased fuel, rental and common carrier charges of $0.6 million were partially offset by a reduction in delivery wages and freight charges of $0.4 million from period to period.

Efficiency improvements realized from the consolidation of Adorn related to delivery costs were partially offset by increased fuel costs, including surcharges, and common carrier charges, as customers are requiring similar numbers of deliveries but of smaller quantities, thus resulting in higher delivery cost per unit.

Selling, General, and Administrative (SG&A) Expenses. SG&A expenses decreased $2.1 million or 25.4%, to $6.4 million in third quarter 2008 from $8.5 million in third quarter 2007. As a percentage of net sales, SG&A expenses were 7.2% compared to 6.2% in 2007. The decrease in SG&A expenses is primarily attributable to our ongoing efforts to align operating costs with revenue as a result of the soft market conditions, and maximize efficiencies gained through headcount reduction synergies achieved from the Adorn acquisition. Administrative, office, and sales wages and related sales commissions declined approximately $1.7 million in third quarter 2008 compared to the prior year. SG&A expenses in 2008 and 2007 included stock compensation of $0.2 million and $0.4 million, respectively, related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan. Third quarter 2007 also included a $0.2 million charge associated with the write-off of a potential overseas vertical expansion initiative and $0.2 million of severance and litigation costs. The decline in SG&A expenses was partially offset by a $0.7 million increase to the allowance for doubtful accounts in the third quarter of 2008 that was driven principally by certain customers of the Company that have closed or filed bankruptcy.

SG&A expenses decreased $0.8 million or 3.6%, to $20.4 million in the first nine months of 2008 from $21.2 million in the first nine months of 2007. As a percentage of net sales, SG&A expenses increased to 6.6% in 2008 from 6.5% in 2007. SG&A expenses in the first nine months of 2008 include the impact of $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of the previously announced rights offering on June 26, 2008, and $0.4 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan. In the first nine months of 2008, we eliminated certain administrative salaried positions in an effort to continue to align our operating costs with revenues as discussed above. The decline in SG&A expenses was partially offset by a $0.8 million increase in the allowance for doubtful accounts in the first nine months of 2008.

In the first nine months of 2007, SG&A included charges of $0.8 million related to certain vesting of employee retirement obligations in conjunction with the Adorn transaction and related financing activities. In addition, the first nine months of 2007 included $0.5 million in incentives related to the acquisition and the consolidation plan, $1.0 million in severance and litigation settlement costs, and $0.2 million associated with the write-off of a potential overseas vertical expansion initiative. Since the Adorn acquisition occurred on May 18, 2007, only nineteen weeks of SG&A expenses related to the Adorn operation were included in nine months 2007 results.

The Company has remained focused on managing administrative overhead costs as evidenced by a reduction in both its salaried and hourly headcount by more than 330 people since the beginning of 2008 and by more than 700 people since the acquisition of Adorn on May 18, 2007.

Restructuring Charges-Corporate. The Company recorded restructuring charges of approximately $25,000 in third quarter 2008 and $0.2 million in the first nine months of 2008 for severance costs related to consolidation activities and for severance and benefits for a former officer who notified the Company of his intention to resign from all positions with the Company on June 27, 2008. The Company entered into a separation agreement which included severance payments. In the first nine months of 2007, the Company recorded $0.2 million in restructuring charges for severance packages and other contractual closing costs to be incurred in conjunction with various consolidation activities related to the acquisition integration plans.

Amortization of Intangible Assets. In conjunction with the Adorn acquisition in May 2007, the Company recognized $39.5 million in certain intangible assets which are being amortized over periods ranging from 5 to 19 years. Accordingly, the

Company recorded amortization expense in the third quarter of $0.4 million for both 2008 and 2007. For the nine month periods, amortization expense was $1.3 million for 2008 compared to $0.6 million in 2007.

Gain on Sale of Fixed Assets. A pretax gain of $4.2 million from the June 2008 sale of our idle Fontana, California facility was included in the nine months of 2008 results. The building that was sold formerly housed the Company's west coast molding division. In 2007, the Company consolidated the molding division into its Custom Vinyls facility, which is also located in Fontana. The consolidation was part of the Company's multiphase integration effort following the acquisition of Adorn. In addition, the year to date results include approximately $0.3 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business.

Operating Income (Loss). The operating loss in third quarter 2008 was $2.4 million compared to operating income of $2.4 million in third quarter 2007. For the nine months, operating income decreased $0.3 million to $1.0 million in 2008 from $1.3 million in 2007. The decrease in operating income from period to period is attributable to the factors described above. Nine months 2008 results include the impact of a $4.5 million gain on the sale of an idle California facility and other idle machinery and equipment from the Adorn acquisition.

Interest Expense, Net. Interest expense decreased $0.8 million to $1.3 million in third quarter 2008 from $2.1 million in third quarter 2007. At the beginning of the third quarter of 2008, the Company repaid $14.8 million of principal on long-term debt that was incurred in 2007 in connection with financing the Adorn acquisition. During the third quarter, an additional $0.5 million of debt was also repaid.

Interest expense increased $0.6 million to $4.8 million in the first nine months of 2008 from $4.2 million in the first nine months of 2007. The increase is attributable to increased debt levels incurred in order to finance the Adorn and American Hardwoods acquisitions.

Income taxes (Credit). The effective tax rate was 37% for the third quarter and nine months ended September 28, 2008. For the comparable periods in 2007, the effective tax rate was 40%.

Net Income (Loss). The net loss was $2.3 million ($0.26 per diluted share) in third quarter 2008 compared to net income of $166,000 ($0.03 per diluted share) in third quarter 2007. For the nine month periods, the net loss was $2.3 million ($0.31 per diluted share) in 2008 compared to a net loss of $1.8 million ($0.32 per diluted share) in the same period in 2007.

Average Diluted Shares Outstanding. Average diluted shares outstanding increased 48.4% and 38.6% in third quarter 2008 and for the nine months of 2008, respectively, compared to the prior year. The increase principally reflects the completion on March 12, 2008 of the private placement of 1,125,00 shares of common stock, and the sale of 1,850,000 shares in connection with the June 26, 2008 rights offering.

REVIEW BY BUSINESS SEGMENT

General

We classify our businesses into four reportable business segments based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. The Company regularly evaluates the performance of each segment and allocates resources to them based on a variety of indicators including revenues, costs of goods sold, and operating income.

The Company’s reportable business segments are as follows:

•	Primary Manufactured Products
•	Distribution
•	Other Component Manufactured Products
•	Engineered Solutions

Primary Manufactured Products

The Primary Manufactured Products segment utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

Net sales. Net sales decreased $30.6 million or 37.2%, to $51.6 million in third quarter 2008, from $82.2 million in the prior year quarter. In the first nine months of 2008, net sales increased $3.3 million or 1.8%, to $186.6 million, from $183.3 million in 2007. As discussed above, decreased unit shipment levels in the manufactured housing and recreational vehicle industries and declines in the industrial market largely impacted the quarter results and substantially offset the incremental sales contribution from the Adorn acquisition on a year over year basis.

Gross profit. Gross profit decreased $3.8 million or 46.4%, to $4.3 million in third quarter 2008 from $8.1 million in third quarter 2007. As a percentage of net sales, gross profit decreased to 8.4% in third quarter 2008, compared to 9.8% in the prior year. The decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products. Gross profit for third quarter 2008 includes the impact of restructuring charges of $56,000 related to the closing and consolidation of two of the Company’s Patrick divisions, compared to $0.5 million in 2007.

Gross profit decreased $1.0 million or 5.5%, to $16.5 million in the first nine months of 2008, from $17.5 million in the prior year. As a percentage of net sales, gross profit decreased to 8.8% in 2008 from 9.5% in 2007. Gross profit for the nine months of 2008 and 2007 includes the impact of restructuring charges of $0.5 million and $1.0 million, respectively. A $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities impacted nine months 2008 results.

Operating income. Operating income decreased $2.5 million to $0.8 million in third quarter 2008, from $3.3 million in the prior year due primarily to the decrease in gross profit. Reduced administrative costs in this segment as a result of staffing reductions, and reduced charges for vesting of retirement obligations partially offset the gross profit decline. For nine months 2008, operating income decreased $0.6 million to $5.4 million, from $6.0 million in 2007 reflecting a decline in gross profit that was partially offset by lower SG&A expenses and restructuring charges.

Distribution

The Distribution segment distributes drywall and ceiling panels, drywall finishing products, hardboard and various sidings, roofing products, various flooring products, passage doors, insulation, and other products.

Net sales. Net sales decreased $7.7 million or 26.9%, to $21.0 million in third quarter 2008, from $28.8 million in the prior year. Net sales decreased $17.1 million or 20.7%, to $65.4 million in the first nine months of 2008, from $82.5 million in the first nine months of 2007.

The first nine months of 2008 includes an additional one month of sales from American Hardwoods, which was acquired on January 29, 2007. The decrease in net sales for both the quarter and year to date is attributable to pricing declines on gypsum related products of approximately 9% and 20%, respectively, and the previously discussed decreased shipment levels in the manufactured housing industry, which is the primary sector this segment serves.

Gross profit. Gross profit decreased $0.9 million or 23.4%, to $2.9 million in third quarter 2008 from $3.8 million in third quarter 2007. As a percentage of net sales, gross profit increased to 14.0% in 2008 from 13.4% in 2007. Gross profit decreased $2.1 million or 19.2%, to $8.7 million in the first nine months of 2008 from $10.8 million in the first nine months of 2007. As a percentage of net sales, gross profit increased to 13.3% in 2008 from 13.1% in 2007.

For both the quarter and nine month comparisons, the decrease in gross profit dollars is due to the decline in net sales primarily resulting from decreased shipment levels in the manufactured housing industry, which is the primary sector this segment serves. The increase in percent of net sales for both the quarter and nine months is attributable to the Company being able to maintain margins in light of pricing declines and due to increased sales of the Company’s flooring product line which carries higher gross margins.

Operating income. Operating income decreased $0.7 million to $0.6 million in third quarter 2008 from $1.3 million in third quarter 2007, and decreased $2.0 million to $1.2 million in the first nine months of 2008 from $3.2 million in the first nine months of 2007 due primarily to the factors described above.

Other Component Manufactured Products

The Other Component Manufactured Products segment includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Net sales. Net sales decreased $8.1 million or 46.4%, to $9.4 million in third quarter 2008 from $17.6 million in third quarter 2007 primarily reflecting the closing and consolidation of one of the Company’s hardwood cabinet door operations in late 2007 and the closing of the Company’s adhesive operation in the first quarter of 2008.

Net sales increased $7.1 million or 23.2%, to $37.7 million in the first nine months of 2008 from $30.6 million in the first nine months of 2007. The increase in net sales reflects the addition of a cabinet door facility and vinyl printing facility as the result of the May 2007 Adorn acquisition. The acquisition of Adorn contributed sales of $36.8 million and $22.1 million for the nine months of 2008 and 2007, respectively. These increased sales were offset by the closing and consolidation of two operations as noted above.

Gross profit. Gross profit decreased $2.2 million or 78.6%, to $0.6 million in third quarter 2008 from $2.8 million in third quarter 2007. As a percentage of net sales, gross profit decreased to 6.4% in 2008 from 16.1% in 2007. Gross profit includes the impact of approximately $4,000 in restructuring charges in third quarter 2008. The decrease in gross profit dollars is due to the decline in net sales as discussed above. The decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products in the cabinet door division.

Gross profit increased $0.2 million to $3.8 million in the first nine months of 2008 from $3.6 million in the first nine months of 2007. As a percentage of net sales, gross profit decreased to 10.1% in 2008 from 11.8% in 2007. On a year to date basis, gross profit includes the impact of $0.2 million in restructuring charges in 2008 related to the closing and consolidation of two Patrick divisions in this segment compared to charges of $0.5 million in 2007. The increase in gross profit dollars is due to the acquisition of Adorn’s profitable cabinet door facility and profitable vinyl printing facility and the closing and consolidation of two operations as noted above. The decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift to lower margin products in the cabinet door division.

Operating income. The operating loss in third quarter 2008 was $58,000, a decrease of $2.1 million, from a profit of $2.1 million in third quarter 2007. For the first nine months, operating income declined $0.4 million to $1.6 million in 2008, from $2.0 million in 2007 due primarily to the factors described above.

Engineered Solutions

Engineered Solutions includes aluminum extrusion, distribution, and fabrication operations.

Net sales. Net sales decreased $4.5 million or 31.6%, to $9.8 million in third quarter 2008, from $14.3 million in third quarter 2007.  For the first nine months, net sales decreased $10.2 million or 23.0%, to $34.2 million in 2008 compared to $44.4 million in 2007.  Increased average aluminum selling prices for the quarter and year to date of 12% and 3%, respectively, partially offset a decline in sales volume.

Gross profit. Gross profit increased $0.2 million to $0.6 million in third quarter 2008 from $0.4 million in third quarter 2007.   As a percentage of net sales, gross profit increased to 6.4% in 2008 from 2.6% in 2007.  The increase in gross profit dollars is due to the increased utilization of the Company’s paint line which was installed late in the second quarter of 2007 and which has higher margins than the Company’s unpainted aluminum products.  This increase more than offset the decrease in gross profit dollars resulting from the lower sales volume.

Gross profit decreased $0.2 million to $2.1 million in the first nine months of 2008 from $2.3 million in the first nine months of 2007.  As a percentage of net sales, gross profit increased to 6.2% in 2008 from 5.2% in 2007.  The decrease in gross profit dollars is due to the decrease in aluminum pounds sold and to increased overhead costs including depreciation and utilities in conjunction with the Company’s new powder coat paint line.

Operating income. Operating income increased $0.4 million to $0.2 million in third quarter 2008, from a loss of $0.2 million in 2007. For the nine months, operating income increased $0.2 million to $0.7 million, from $0.5 million in 2007. Cost reductions in SG&A and delivery expenses, and the factors described above, contributed to the improvements in both the quarter and nine months.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Operating Activities

During the first nine months of 2008, net cash of $0.9 million was used in operating activities. Trade receivable net increased of $7.8 million reflecting the normal seasonal demand cycles and our efforts to maintain appropriate credit policies as we strive to keep our trade receivables at acceptable levels given the tight retail credit standards in the RV and MH industries. Cash provided by operating activities included: (1) a decrease in inventory levels of $4.5 million in conjunction with the Company’s continued focus on improving inventory turns and due to a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities in 2008; (2) a decrease in prepaid expenses and other of $1.8 million; and (3) an increase in accounts payable and accrued expenses of $1.0 million which reflected ongoing operating cash management efforts.

Investing Activities

Investing activities generated cash of $2.3 million in 2008 compared to a net cash outflow of $87.4 million in 2007. In 2008, we received cash of $6.5 million from the sale of our idle facility in Fontana, California. Cash flows used by investing activities included $3.8 million for capital expenditures in 2008 versus $2.6 million in the prior year that were in conjunction with our strategic and capital plans. Cash outflows in 2007 also included the acquisition of American Hardwoods for $7.1 million and Adorn Holdings for $78.8 million.

Financing Activities

Our net financing needs were $1.5 million in the nine month period ended September 28, 2008 compared to a net inflow of $66.1 million in the same period in 2007. In 2008, net debt repayments of $21.7 million offset net proceeds of $7.9 million from the private placement of common stock and $12.4 million from our rights offering. In 2007, net cash provided by financing activities included borrowings under debt agreements of $101.0 million, and $10.9 million of proceeds from the private placement of common stock. Net short-term payments of $10.0 million and principal payments on long-term debt of $33.9 million partially reduced the cash inflows.

Financial Condition

A comparison of our financial condition at September 28, 2008 to December 31, 2007 principally reflects:

• Trade receivables, net increased $7.8 million due to the normal seasonal demand cycles and our efforts to maintain appropriate credit policies as we strive to keep our trade receivables at acceptable levels given the tight retail credit standards in the RV and MH industries. In addition, the allowance for doubtful accounts increased $0.8 million driven principally by certain customers of the Company that have closed or filed bankruptcy. Inventory levels decreased $4.5 million in conjunction with the Company’s continued focus on improving inventory turns and due to a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities.

• Net property and equipment declined $3.3 million reflecting the consolidation/sale of certain facilities as a result of the 2007 restructuring plan.

• Total long-term debt of $80.1 million at December 31, 2007 decreased $34.6 million to $45.5 million at September 28, 2008 reflecting the pay down of senior subordinated and term debt under the Credit Facility (as defined below).

• In addition, at September 28, 2008, as a result of the deterioration in all three of the major markets the Company serves, the Company was in violation of its leverage and fixed charge covenants under the terms of its Credit Facility. These covenant violations were not cured as of the date of this Form 10-Q filing and, therefore, the remaining $45.5 million of long-term debt was reclassified to current liabilities.

• The common stock component of shareholders’ equity increased $20.9 million reflecting:

•	Sale of 1,125,000 shares to Tontine for an aggregate purchase price of $7.9 million

•	Sale of 1,850,000 shares in connection with a rights offering for an aggregate purchase price of $13.0 million

Liquidity and Capital Resources

The Company’s primary capital requirements are to meet working capital needs, support its capital expenditure plans, and meet debt service requirements.

Prior to May 18, 2007, the Company maintained a secured bank revolving credit agreement which provided loan availability of $15.0 million and maturity in the year 2009. Interest on this facility was at Prime or the Eurodollar rate plus a percentage based on the Company’s cash flow. The Company paid a commitment fee of between 0.25% and 0.375% of the unused portion of the revolving line based on the Company’s cash flow. The agreement was secured by all of the Company’s assets.

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

In April 2007, in conjunction with the addition of the new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds. These bonds were purchased by JPMorgan Chase and are subject to the terms of a loan agreement with JPMorgan Chase. The bonds bear interest at a variable tax-exempt bond rate with principal and interest payments due monthly over five years and covenants consistent with the Company’s revolving Credit Facility. The loan agreement is subject to a five year amortization period with a balloon payment in April 2012.

In May 2007, the Company completed the acquisition of Adorn Holdings, Inc. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “Credit Facility”) comprised of revolving credit availability of $35 million and a term loan of $75 million. The Credit Facility expires on May 18, 2012 and replaces the Company’s previous credit facility and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new Credit Facility and these bonds are therefore part of the consolidated debt package. The Credit Facility bears interest at Prime or the Eurodollar rate plus the Company’s credit spread which is based on cash flow leverage. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments that began in September 2007. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving Credit Facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.2 million in financing costs as part of this transaction. Pursuant to the Credit Facility, the Company is required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which are effective beginning in the third quarter of 2007. Obligations under the Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.

Additional financing for the Adorn acquisition was provided by Tontine. Concurrently with the closing of the Adorn acquisition, Tontine, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11.0 million, less related costs. Tontine also provided additional interim debt financing of approximately $14.0 million in the form of senior subordinated promissory notes with an initial interest rate of 9.50%. Interest on these notes increased to 13.50% on May 19, 2008. On March 10, 2008, the Company entered into a Securities Purchase Agreement providing for the sale of 1,125,000 shares of its common stock to Tontine at $7.00 per share, for an aggregate purchase price of $7.9 million. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the approximate $14.8 million in principal then outstanding under the senior subordinated promissory notes and to pay related accrued interest.

On March 10, 2008, the Company entered into a Standby Purchase Agreement (the “2008 Standby Purchase Agreement”) with Tontine in connection with the Company’s rights offering of 1,850,000 shares of common stock to its shareholders. Under the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. On June 26, 2008, the Company consummated the transactions set forth in the 2008 Standby Purchase Agreement with Tontine in connection with the completion of its previously announced rights offering. Pursuant to the terms of the 2008 Standby Purchase Agreement, Tontine purchased in a private placement its pro rata portion of the 1,850,000 shares of the Company’s common stock offered in the rights offering and all shares of common stock that were unsubscribed for by the Company’s shareholders at the close of the rights offering, for an aggregate purchase by Tontine of 1,706,874 shares of common stock and for a total purchase price of approximately $11.9 million. Including the proceeds of Tontine’s purchase, the Company raised a total of approximately $13.0 million of additional equity capital in the rights offering of common stock to its shareholders. The Company used the proceeds from the rights offering to prepay approximately $7.1 million of remaining principal under the senior subordinated promissory notes and to pay approximately $0.3 million of related accrued interest, and used the remaining proceeds to reduce borrowings under its revolving credit facility on the first day of the fiscal third quarter of 2008.

During the third quarter of 2008, the Company paid down $15.3 million in principal on its long-term debt. The debt repayments were funded by the net proceeds from the previously announced sale of the idle California facility and the Company’s rights offering to its shareholders (both of which were completed in second quarter 2008) and by utilizing cash on hand. From December 31, 2007 through September 28, 2008, the Company paid down a total of $34.6 million in senior subordinated and term debt under its Credit Facility.

The impact of the $0.7 million inventory adjustment at one of the Company’s Patrick manufacturing facilities in the first quarter of 2008 did not have a material impact on the Company’s liquidity or Credit Facility at June 29, 2008, or in any other prior periods.

The Credit Facility is subject to certain restrictive covenants that, among other things, require the Company to maintain certain financial ratios.  In addition, the related agreement imposes restrictions on capital additions, additional debt, merger transactions, and the disposition of significant assets.  At December 31, 2007, the Company was in violation of one of its financial covenants.  The Company operated under a waiver of this violation until March 19, 2008, at which time the credit agreement was amended.  The amendments to the credit agreement modified certain financial covenants, terms and reporting requirements, and include the following provisions:

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

At September 28, 2008, as a result of the deterioration in all three of the major markets the Company serves, the Company was in violation of its leverage and fixed charge covenants under the terms of the Credit Facility. These covenant violations were not cured as of the filing of this Form 10-Q and, therefore, the remaining $45.5 million of long-term debt was reclassified to current liabilities until such time as an amended and/or new credit facility is established. The default entitles the lenders to declare, at their option, all amounts owing under the Credit Facility to become due and payable. Further draws on the Company’s revolving line of credit would require the approval of the senior lenders. The Company is actively engaged in discussions with its senior lenders to amend certain terms of its Credit Facility to allow for greater operating flexibility under current and projected operating and economic conditions, and expects to have an amended and/or new credit facility in place by mid-December of 2008.

In conjunction with its strategic and capital plan, the Company expects to spend up to approximately $4.5 million in 2008 on capital expenditures. The Company believes that cash generated from operations and borrowings under its current Credit Facility, pending amendment as discussed above, will be sufficient to fund its working capital requirements and capital expenditure programs as currently contemplated. The changes in inventory and accounts receivable balances, other than those described above, which affect the Company’s cash flows, are part of normal business cycles that cause them to change periodically.

OTHER

Seasonality

Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters. However, depressed economic conditions in both industries distorted the historical trends in 2008.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Items 1A of this Form 10-Q for the period ended September 28, 2008 and Form 10-K and 10-K/A for the year ended December 31, 2007. The Company does not undertake to publicly update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2005 and July 2007, the Company entered into two interest rate swap agreements. These swap agreements effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis, thus reducing the impact of changes in interest rates on future interest expense.

We are subject to market risk primarily in relation to our cash and short-term investments. The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations. We utilize a mix of investment maturities based on our anticipated cash needs and evaluation of existing interest rates and market conditions. While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments. In addition, a portion of our debt obligations under our Credit Facility are currently subject to variable rates of interest based on LIBOR.

ITEM 4.	CONTROLS AND DISCLOSURES
Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, and 4 of Part II are inapplicable and have been omitted.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2007, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and, therefore, should be read in conjunction with the risk factors and other information disclosed in our Annual Report.

Our results of operations may be adversely impacted by a worldwide macroeconomic downturn. As a result, the market price of our common stock may decline.

In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased commodity costs, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

The current downturn in the residential housing market has had an adverse impact on our operations.

The residential housing market has experienced overall declines and credit concerns that are expected to continue through 2008 and into 2009. Approximately 70 to 75% of our industrial revenue is directly or indirectly influenced by conditions in the residential housing market. The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our industrial products and have had an adverse impact on our operations as a whole. In addition, the impact of the housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased demand for our products sold to the manufactured housing and recreational vehicle industries. Our results for the nine months ended September 28, 2008 include a net loss of $2.3 million, including $1.0 million in restructuring charges, on net sales of $309.2 million. This result was positively impacted by a pretax gain of $4.2 million from the sale of an idle manufacturing facility and $0.3 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business.

Results for the year ended December 31, 2007, include a net loss of $5.8 million, including $2.4 million in restructuring charges, on net sales of $435.2 million. The current downturn in the residential housing market is expected to adversely impact our operations for the balance of 2008 and into 2009.

Tontine, which owns the majority of our outstanding common stock, has indicated in a filing with the SEC that it will begin to explore alternatives for the disposition of its equity interests in the Company. This filing, and any future dispositions of stock by Tontine, could adversely affect the market price of our common stock.

On November 10, 2008, Tontine, which owns approximately 57% of our common stock, filed with the SEC an amendment to its previously filed Schedule 13D with respect to its ownership of common stock of the Company. In such filing, Tontine stated that it will begin to explore alternatives for the disposition of its equity interests in the Company, which alternatives may include: (a) dispositions of our common stock through open market sales, underwritten offerings and/or privately negotiated sales; (b) a sale of the Company; or (c) distributions by Tontine of its shares to its investors. The potential of such disposition may adversely affect the market price for our common stock due to the large number of shares involved. In addition, we are not able to predict whether or when Tontine will dispose of its stock. Any future disposition of stock by Tontine could also adversely affect the market price of our common stock.

The continued volatility in fuel costs has had an adverse impact on our operations.

The products produced by us for the recreational vehicle industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. Rapid significant volatility in fuel prices appears to affect the demand for recreational vehicles when gasoline prices reach unusually high levels. Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.

We have a significant amount of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment which are subject to periodic review and testing for impairment.

A significant portion of our total assets at September 28, 2008 were comprised of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment. Under generally accepted accounting principles each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. Unfavorable trends in the industries in which we operate or in our operations can affect these projections and estimates. If market and economic conditions continue to deteriorate and there is a significant decline in the market value of the Company, this could increase the likelihood that we will need to record impairment charges. Significant impairment charges, although not affecting cash flow, could have a material effect on our operating results and financial position.

If we are unable to modify the terms of our Credit Facility or negotiate a new credit facility, our outstanding debt could become immediately due and payable.

The terms of our Credit Facility contain financial and non-financial covenants that place restrictions on us and our subsidiaries. At September 28, 2008, as a result of the deterioration in all three of the major markets that we serve, we were in violation of the leverage and fixed charge covenants. The Company has made all principal and interest payments due in accordance with its scheduled debt service through September 28, 2008. The Company has been advised, however, that the lenders will not authorize further advances under the Credit Facility without further agreement with the lenders. We have reclassified the remaining $45.5 million of our senior debt to current liabilities. Management is currently in discussions with our senior lenders to modify the terms and conditions of the Credit Facility and is pursuing alternative sources of financing. However, there can be no assurance that our lenders will agree to additional waivers, forbearance or restructuring of the current debt or that we will be able to negotiate a new credit agreement. In the event that our lenders were to choose to demand immediate payment of the entire balance outstanding under the current Credit Facility, the Company could experience liquidity problems, resulting in a material adverse effect on our business, results of operations and financial condition.

ITEM 5. OTHER INFORMATION

Attached as Exhibit 99 and incorporated herein by reference is a copy of a letter that is being sent to certain of the Company’s customers and vendors on November 17, 2008 regarding information related to the Company’s financial condition and current events as they exist in the marketplace. The information set forth under this Item 5 is intended to be furnished under this Item 5 and also Item 7.01, “Regulation FD Disclosure” of Form 8-K. Such information, including the letter attached to this Form 10-Q as Exhibit 99, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350.
99	Letter to customers and vendors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.

(Company)

Date: November 17, 2008	By: /s/Paul E. Hassler
Paul E. Hassler
Chief Executive Officer

Date: November 17, 2008	By: /s/Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and
Chief Financial Officer

Date: November 17, 2008	By: /s/Darin R. Schaeffer
Darin R. Schaeffer
Vice President and Corporate Controller
(Principal Accounting Officer)