Form 10-K
period 2008-12-31
PATRICK INDUSTRIES INC
filed 2009-04-15
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..................

Commission file number 000-03922

PATRICK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1057796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

107 W. FRANKLIN STREET, P.O. Box 638, ELKHART, IN	46515
(Address of principal executive offices)	(Zip Code)

(574) 294-7511

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common stock, without par value	Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐    Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 27, 2008 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 39.6% of the shares are owned by non-affiliates) was $23,194,490. The closing market price was $6.50 on that day and 9,018,618 shares of the Company’s common stock were outstanding. As of March 13, 2009, there were 9,025,939 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

FINANCIAL SECTION

Index to Financial Statements and Financial Statement Schedules	F-1
Report of Independent Registered Public Accounting Firm, Ernst & Young, LLP	F-2
Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP	F-3
Consolidated Statements of Financial Position	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Shareholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Exhibits:

Exhibit 12 - Statement of Computation of Ratios

Exhibit 21 - Subsidiaries of the Registrant

Exhibit 23.1 - Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

Exhibit 23.2 - Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP

Exhibit 31.1 - Certifications of Chief Executive Officer

Exhibit 31.2 - Certifications of Chief Financial Officer

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Patrick Industries, Inc. does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that Patrick Industries, Inc. files with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 2008.

There are a number of factors, many of which are beyond the control of Patrick Industries, Inc., which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include pricing pressures due to competition, costs and availability of raw materials, availability of retail and wholesale financing for manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed manufactured homes, the financial condition of our customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company’s core businesses, interest rates, oil and gasoline prices, the outcome of litigation, adverse weather conditions impacting retail sales, and our ability to remain in compliance with our credit agreement covenants. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and manufactured homes.

Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. See Part I, Item 1A “Risk Factors” below for further discussion.

PART I

ITEM 1.	BUSINESS
Company Overview

Patrick Industries, Inc. (collectively, the “Company,” “we,” “our” or “Patrick”), which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer and supplier of building products and materials to the manufactured housing (“MH”) and recreational vehicle (“RV”) industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, home and office furniture, commercial fixtures and furnishings, marine, architectural, and the automotive aftermarket. We manufacture a variety of products including decorative vinyl and paper panels, wrapped moldings, hardwood, cabinet doors and components, slotwall and slotwall components, components for electronic desks, countertops, and printed decorative vinyl.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, floor covering products, vinyl and cement siding, interior passage doors, roofing products, ceramic tile, electronics, insulation, and other related products. We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers. We believe that we are one of the few suppliers to the MH and RV industries that has such a nationwide network. We maintain four manufacturing plants and a distribution facility near our principal offices in Elkhart, Indiana, and operate nine other warehouse and distribution centers and ten other manufacturing plants in thirteen other states.

Beginning in 2007 and continuing throughout 2008, we explored, initiated and completed a number of cost reduction and efficiency improvements designed to address the downturn in general worldwide economic conditions that adversely affected demand for our products and services and to leverage our position to drive future growth. These improvements included the restructuring and integration of operations, consolidation of facilities, disposition of non-core operations, streamlining of administrative and support activities, and the management of inventory levels. The Company also continued to enhance its products and services through the integration of new and expanded product lines designed to create additional scale advantages and offer both increased breadth and depth of products and services. In the Executive Summary section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that the deterioration in macroeconomic conditions had on our operations and in the RV, MH, and residential housing industries in 2008.

In the first quarter of 2009, we completed the divestiture of one of our non-core operations, American Hardwoods, Inc. (“American Hardwoods”), and in 2008 made the decision to divest our aluminum extrusion operation. See “Strategic Divestitures” below and Note 3 to the Consolidated Financial Statements in Item 8 of this report for further details.

Patrick had three reportable business segments in 2008 (based on continuing operations): Primary Manufactured Products, Distribution, and Other Component Manufactured Products. Financial information about Patrick’s three segments is included in Note 16 to the Consolidated Financial Statements.

Competition

The MH and RV industries are highly competitive with low barriers to entry. This level of competition carries through to the suppliers to these industries. Across the Company’s range of products and services, competition is based primarily on price, product features, quality, and service. We have several competitors in each class of our products. All of our competitors currently compete with us on a regional and local basis. In order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment and experienced personnel would be required. The other industrial markets in which we continue to expand are also highly competitive. In 2008, the declining sales volume and depressed economic conditions in all three of the primary markets we serve caused extreme pricing pressure on certain products as supply outweighed demand. As the RV and MH industries are projecting lower volume in 2009 compared to prior year levels, the Company expects competition in most of the products lines and industries we serve to remain intense in 2009 and potentially into 2010. Given this environment, the Company has identified several operating strategies to maintain or enhance earnings through productivity and fixed cost reduction initiatives, expansion into new product lines, and optimization of capacity utilization.

Strategy

Overview

We believe that we have developed quality-working relationships with our customers and suppliers, and have oriented our business to the needs of these customers. These customers include all of the larger MH and RV manufacturers and a number of large to medium-sized industrial customers. Our industrial customers generally are directly linked to the residential housing markets. Our MH and RV customers generally demand the lowest competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers. Our industrial customers generally are less price sensitive than our MH and RV customers, and more focused on quality customer service and quick response time. Consequently, we have focused our efforts on maintaining and improving the quality of our manufactured products, developing a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility and short lead times, and prioritizing the implementation of lean manufacturing principles and continuous improvement in all of our facilities including our corporate office. Additionally, because of the short lead times, which range from 24 hours to same day order receipt and delivery, we have intensified our focus on reducing our inventory levels with the help of some of our key suppliers with vendor managed inventory programs. These initiatives have been instrumental in improving our operating cash flow and liquidity. As we explore new markets and industries, we believe that these and other strategic initiatives provide us with a strong foundation for future growth. In 2008, approximately 45% of our sales were to the MH industry, 37% to the RV industry, and 18% to the industrial and other markets. In 2007, approximately 36% of our sales were to the MH industry, 39% to the RV industry, and 25% to the industrial and other markets.

Operating Strategies

Key operating strategies identified by management, include the following:

Strategic Acquisitions, Expansion and Restructuring

We supply a broad variety of building material products and, with our nationwide manufacturing and distribution capabilities, we believe that we are well positioned for the introduction of new products. We, from time to time, consider the acquisition of additional product lines, facilities, companies with a strategic fit, or other assets to complement or expand our existing businesses.

In May 2007, we purchased all of the outstanding stock of Adorn Holdings, Inc. (“Adorn”), an Elkhart, Indiana-based major manufacturer and supplier to the MH, RV, and industrial markets, for $78.8 million. This acquisition represented the largest acquisition in our history, virtually doubled our manufacturing revenues, and immediately strengthened our market position and presence in the major industries that we serve. Due to the size and complexity of the acquisition, and the potential for synergy realization through facility rationalization, headcount reduction, vendor consolidation, and the implementation of best practices, we intensely focused our efforts for the remainder of 2007 and through the first nine months of 2008 on the consolidation of Adorn into Patrick in order to maximize the planned efficiencies as soon as possible.

In May 2007, we initiated a restructuring plan (the “Restructuring Plan”) to integrate Adorn with our existing businesses. The completion of the Restructuring Plan in the third quarter of 2008 resulted in cumulative pretax charges totaling approximately $3.3 million. Expenses associated with the Restructuring Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines. We have realized, and expect to continue to realize, synergy savings from this acquisition on a go-forward basis.

While operating under the current depressed market and economic conditions, which we believe will continue through the end of 2009 and possibly into 2010, we expect to focus on fixed cost and debt reduction initiatives in order to reduce our leverage ratio, maintain operating cash flow, meet the covenants under our credit agreement and maximize efficiencies from the consolidation of Adorn into Patrick.

Strategic Divestitures

In an effort to strategically align our current operations with businesses within our core competencies and reduce overall fixed costs, we have explored and will continue to explore various alternatives for the divestiture of certain unprofitable, non-core operations. In 2008, we identified our American Hardwoods and aluminum extrusion operations as non-core operations. During the fourth quarter of 2008, we reclassified the carrying values of the assets of American Hardwoods and the aluminum extrusion operation to assets held for sale, which is included in current assets on the consolidated statements of financial position. The financial results of these operations have also been classified as discontinued operations in the consolidated financial statements and all prior period operating results have been reclassified to conform to the current year presentation. See Note 3 to the Consolidated Financial Statements for further details.

Sale of American Hardwoods, Inc. Operation

In January 2009, the Company sold certain assets and the business of the American Hardwoods operation, an industrial hardwood product distributor located in Phoenix, Arizona, and entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation, subject to certain conditions. At the time of the American Hardwoods purchase two years ago, we were focused on adding products that complemented Patrick’s existing product lines while further diversifying our customer base and driving market penetration in growing economic regions. Since early 2008, the downturn in general economic conditions adversely affected the demand for building products in the Phoenix market and, ultimately, the sales volume from this operation. The decision to divest American Hardwoods and to seek to divest the aluminum extrusion operation (discussed below) was largely based on projected and potential operating losses under the current operating model and working capital requirements of these operations that forced us to assess the overall fit of these operations within the parameters of our strategic plan. Previously, the financial results of American Hardwoods had been included in the Distribution segment.

Sale of Aluminum Extrusion Operation

In the fourth quarter of 2008, the Company made the decision to divest certain assets of its aluminum extrusion operation located in Mishawaka, Indiana. Previously, the financial results of this operation comprised the entire Engineered Solutions business segment. Estimated pretax charges of approximately $5 million associated with the planned divesture are reflected in discontinued operations and consist of the write down to fair market value of trade receivables, inventories and fixed assets. These assets have been classified as held for sale.

Diversification into Other Markets

While we continually seek to improve our position as a leading supplier to the MH and RV industries and have substantially increased our presence in these markets through the acquisition of Adorn in 2007, we are also seeking to expand our product lines into other industrial, commercial and institutional markets. Many of our products, such as countertops, cabinet doors, laminated panels, and shelving, have applications in the kitchen cabinet, office furniture and fixture, and architectural markets. We have a dedicated sales force focused on increasing our industrial market penetration and on our diversification into more commercial and institutional markets.

Because order size from the industrial and commercial markets tends to be for larger numbers of units, we enjoy better production efficiencies for these orders. We believe that diversification into other industrial markets provides opportunities for improved operating margins with products that are complementary in nature to our current manufacturing processes. In addition, we believe that our nationwide manufacturing and distribution capabilities enable us to position ourselves for product expansion.

Utilization of Manufacturing Capacity

Efficiency utilization

Since we own a majority of our operating facilities, the acquisition and consolidation of Adorn into Patrick allowed us to increase capacity utilization at all of our consolidated manufacturing facilities. In 2008, we completed two plant expansion initiatives which were started in 2007 prior to the market declines, to allow for the increased volumes taken on at these operating facilities and to improve workflow and deliver efficiencies. Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and increase the flexibility of our labor force. While we increased capacity utilization as a result of our facility consolidation, the decline in volume levels due to soft industry conditions in all of the major end markets we serve has left us with unused capacity. We have the ability to substantially increase volumes in almost all of our facilities without adding comparable incremental fixed costs. With the expected continued weak economic conditions, we are continually exploring opportunities for further facility consolidation.

Plant Consolidations / Closures and Division Changes

In 2008 and in the first quarter of 2009, we consolidated and closed certain manufacturing and distribution facilities in an effort to align operating costs with our revenue base and keep our overhead structure at a level consistent with operating needs, particularly given the overall soft economic conditions experienced in 2008 and further expected in 2009.

During the first quarter of 2008, the Company entered into a listing agreement to sell an idle manufacturing facility in Fontana, California, which was exited in 2007. In the second quarter of 2008, this facility was sold, resulting in a pretax gain on sale of approximately $4.2 million. The building that was sold formerly housed the Company’s west coast molding division. In 2007, the Company consolidated this molding division into its Fontana custom vinyls and distribution facility. The consolidation was part of a multiphase integration effort following the acquisition of Adorn.

Additionally during the first quarter of 2008, the Company closed its Sun Adhesives division located in our Decatur, Alabama facility. Due to the ever-increasing demand for technical expertise and the economies of scale related to being able to consolidate its purchases, the Company was able to improve profitability and eliminate certain fixed costs by negotiating a new nationwide agreement with a leading supplier of bonding systems to supply adhesives to all of our manufacturing facilities.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California. The Company will continue to assess the market conditions in California for its products and if appropriate will move to a leased facility in the event of a sale of this property. The Company has reclassified approximately $1.6 million of carrying value for this facility to assets held for sale in the consolidated financial statements at December 31, 2008 and expects that the property will be sold in 2009.

Additionally during the fourth quarter of 2008, the Company entered into a listing agreement to sell its custom vinyls manufacturing facility in Ocala, Florida. It is anticipated that the sale of this facility will not be completed until 2010 due to unfavorable real estate market conditions, and therefore the property’s carrying value was not included in assets held for sale at December 31, 2008.

In December 2008, the Company announced its decision to close its leased distribution facility in Woodland, California and consolidate operations into the existing Fontana, California facility in order to offset a sizable reduction in sales volumes that stemmed from the planned closure of one of our major customers’ plants in the same location. The consolidation was completed in January 2009.

In January 2009 in conjunction with the sale of the American Hardwoods operation, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The agreement includes a purchase price of $2.5 million for the building and property and is subject to confirmatory due diligence by the buyer and is expected to be finalized by the end of the second quarter of 2009. The Company accordingly reclassified approximately $2.5 million of carrying value for this property to assets held for sale in the Company’s consolidated financial statements at December 31, 2008.

Product Development and New Product Introductions/Discontinuations

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our market presence in all of the markets that we serve and gain entrance into other potential markets. We remain committed to new product development and introduction initiatives. New product development is critical to growing our revenue base and keeping up with changing market conditions and addressing customer demand. We plan to continue to devote our time and attention to distribution products that fit within the strategic parameters of our current business model including appropriate margin and inventory turn levels. In 2008 and early 2009, we introduced several new products.

To further enhance our product offerings to marine and RV customers, we established new relationships with several vendors to distribute a complete line of audio/video source units, televisions and microwaves to the marine, RV and recreational product markets. This newly formed electronics division within our Distribution segment was launched in the first quarter of 2009.

In January 2009, we discontinued certain distribution product lines including our line of resilient flooring products and the hardwood products associated with the American Hardwoods operation.

Principal Products

Through our manufacturing divisions, we manufacture a variety of products including decorative vinyl and paper panels, wrapped moldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, drawer sides and bottoms, slotwall and slotwall components, components for electronic desks, countertops, and printed decorative vinyl and paper. In conjunction with our manufacturing capabilities, we also provide value added processes, including custom fabrication, edge-banding, drilling, and cut-to-size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, floor covering products, particleboard, vinyl and cement siding, interior passage doors, roofing products, decorative tile, mirrors and glass, electronics, insulation, and other related products.

Manufactured laminated panels contributed 45%, 39%, and 33% of total sales for the years ended December 31, 2008, 2007, and 2006, respectively. Pre-finished wall panels and finishing products contributed 8%, 10%, and 20% of total sales for the years ended December 31, 2008, 2007, and 2006, respectively.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials including gypsum, particleboard, plywood and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil and high-pressure laminate. Additionally, we offer high-pressure laminate laminated to substrates such as particleboard and lauan which has many uses, including counter tops and ambulance cabinetry. We manufacture laminate countertops and solid surface countertops, as well as slotwall and slotwall components for the store and office fixture markets. Laminated products are used in the production of wall, cabinet, shelving, counter and fixture products with a wide variety of finishes and textures.

We manufacture three distinct cabinet door product lines in both raised and flat panel designs, as well as square, cathedral and arched panels. One product line is manufactured from raw lumber using solid oak, maple and other hardwood materials. Another line of doors is made of laminated fiberboard, and a third line uses membrane press technology to produce doors and components with vinyls ranging from 2 mil to 14 mil in thickness. Several outside profiles are available on square, cathedral, and arched raised panel doors and the components include rosettes, arched window trim, blocks and windowsills, among others. Our doors are sold mainly to the MH and RV industries. We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our vinyl printing facility produces a wide variety of decorative vinyls which range from 4 mil to 5 mil in thickness and are shipped in rolls ranging from 350-700 yards in length.  This facility produces material for both internal and external use.

Our aluminum extrusion operation, which is classified as held for sale on our December 31, 2008 consolidated statements of financial position, produces semi-fabricated and fabricated aluminum extrusions for structural and non-structural applications.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the MH and RV industries, and in other industrial markets.

The current downturn in the residential housing market has had an adverse impact on our operations as the three primary industries in which we operate are experiencing overall declines that are expected to continue through 2009 and potentially into 2010. The manufactured housing industry continues to be negatively impacted by financing concerns and a lack of available financing sources, and the current credit situation in the residential housing market puts additional pressure on consumers, who are generally using financial institutions and conventional financing as a source for these purchases. Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore any situation which causes concerns related to discretionary income has a negative impact on these markets. Approximately 70% of our industrial revenue base is associated with the U.S. residential housing market, and therefore there is a direct correlation between the demand for our products in this market and new residential housing production.

Manufactured Housing

The manufactured housing industry has historically served as a more affordable alternative to the traditional homebuyer. Because of the relative lower cost of construction as compared to site built homes, manufactured homes traditionally have been one of the principal means for first time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments. Manufactured housing also presents an affordable alternative to site built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site built homes. The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of homebuyers.

Manufactured homes are built in accordance with national, state and local building codes. Manufactured homes are factory built and transported to a site where they are installed, often permanently. Some manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit. Delivery expense limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles.

Modular homes, which are a component of the manufactured housing industry, are factory built homes that are built in sections and transported to the site for installation. These homes are generally set on a foundation and are subject to land/home-financing terms and conditions. In recent years, these units have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost, as well as their less restrictive access to financing when compared to the chattel lending market.

The manufactured housing industry is cyclical and is affected by the availability of alternative housing, such as apartments, town houses, condominiums and site-built housing. In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes. The manufactured housing industry has been operating at the cyclical low point of the cycle over the past nine years where shipments steadily decreased on an annual basis from 1999 to 2004. The 2005 shipment statistics showed improvement which was aided by the increased demand for FEMA units as a result of the hurricane damage in the southeast in the third quarter of 2005. The 2006 levels unfortunately reverted back to the lowest levels in more than 45 years at approximately 117,000 units or 20% less than in 2005. 2007 and 2008 levels fell even further to finish at approximately 95,700 units and 81,900 units, respectively. From its most recent highs in 1998 to its current lows in 2008, shipments have declined approximately 78%. The Company currently projects unit shipments for full year 2009 to decline by approximately 20% when compared to 2008 levels.

We believe that the factors responsible for the most recent declines include lack of available financing and access to the asset-backed securities markets, high vacancy rates in apartments, high levels of repossessed inventories, over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes, as well as the generally depressed economic environment. Additionally, low conventional mortgage rates and less restrictive lending terms for residential site built housing have contributed to the decline as manufactured home loans and chattel mortgage loans generally carry a higher interest rate and less competitive terms. Beginning in mid-1999 and continuing through 2008, the MH industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for manufactured homes for both retail and dealers. While there is demand for permanent rebuilding in the hurricane damaged areas, credit conditions remain adverse especially in conjunction with the current credit crisis, and current overall economic conditions are not favorable in relation to the factors which will promote positive growth. The availability of financing and access to the asset-backed securities market is still restricted, and we believe that employment growth and standard quality-oriented lending practices in the conventional site-built housing markets are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels in the MH industry.

The following chart reflects the historical shipment levels in the MH industry from 1991 through 2008 per the Manufactured Housing Institute:

Recreational Vehicles

The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities. In the past, fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline, have had an adverse impact on RV sales. From 2002-2006, the industry experienced increased demand as a result of an increasing number of “baby-boomers” reaching retirement age, continued growth in disposable incomes, and low inflation and low interest rates. Increased gasoline prices over the past five years appear to have adversely impacted the sales of motorized units. 2007 marked the fourth largest shipment level in 30 years despite an approximate 10% shipment decline for all RV’s compared to 2006. Shipment levels in 2008 declined approximately 33% versus 2007, reflecting tighter credit conditions, higher unemployment levels, slower growth in real incomes, higher average gasoline prices, and rapid declining consumer confidence, specifically in the latter half of the year.

According to the Recreational Vehicle Industry Association’s (“RVIA”) chief economist, unit shipments are expected to decline in 2009 as well (with the lowest point in the first quarter of 2009), as credit restrictions, declining consumer confidence, and reduced disposable income levels are causing RV dealers to keep inventories low and RV buyers to delay purchases as their priorities have shifted away from spending and toward debt repayment and the restoration of their savings and retirement funds. Demographic and ownership trends point to favorable market growth in the long-term as the number of “baby-boomers” reaching retirement is steadily increasing, products such as sports-utility RV’s are becoming attractive to younger buyers, and RV manufacturers are producing lightweight towables and smaller, fuel efficient motorhomes. In addition, federal economic credit and stimulus packages that contain provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery.

Recreational vehicle classifications are based upon standards established by the RVIA. The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheel trailers, motor homes, and conversion vehicles. These recreational vehicles are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling.

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

Sales of recreational vehicle products have been cyclical. Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for recreational vehicles in the past, and could adversely affect demand in the future. The recreational vehicle industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally result in a decrease in the sale of leisure time products such as recreational vehicles.

The period beginning in 1999 and continuing through 2007 resulted in eight out of the nine years with shipment levels over 300,000 units primarily due to the favorable demographic trend of the aging “baby-boomer” population, improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks. The damage from the hurricanes in the southeast in the third quarter of 2005 resulted in increased demand for temporary housing and it is estimated that almost 39,000 incremental units were shipped to support the FEMA orders from September through December 2005. The FEMA shipments, while at a lower rate, continued into the first quarter of 2006. Shipment levels started to soften in the third and fourth quarters of 2006 and into 2007. 2007 shipments declined 10% from the 2006 levels, but still remained at historically high levels. In 2008, shipment levels declined approximately 33% to 237,000 units reflecting the tightest credit conditions in several decades, higher interest rates, declining consumer confidence, reduced disposable income levels and the generally depressed economic environment. While demographic trends point to positive conditions for this particular market sector in the foreseeable future, the RVIA’s chief economist currently forecasts 2009 unit shipment levels declining by approximately 45% to 130,100 units, citing the overall uncertainty surrounding economic conditions, including the ongoing recession and tight credit restrictions.

The Company estimates that approximately 85% of its revenues related to the RV industry are derived from the towables sector of the market. The towable units are lighter and less expensive than standard gas or diesel powered units representing a more attractive solution for the cost-conscious buyer. From 2007 to 2008, motorized unit shipments declined approximately 49% and towable unit shipments declined approximately 30%. We believe that we are well-positioned with respect to our product mix within the RV industry to take advantage of any improved market conditions.

The following chart reflects the historical shipment levels in the RV industry from 1991 through 2008 per RVIA statistics:

Other Markets

Many of our core products, including paper/vinyl laminated panels, shelving, drawer-sides, and high-pressure laminated panels are routinely utilized in the kitchen cabinet, store fixture and commercial furnishings, and home and office furniture markets.  These markets are generally categorized by a more performance than price driven customer base, and provide an opportunity for us to diversify our clientele while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been severely impacted by import pressures, other segments have been less vulnerable, and therefore provide opportunities for increased sales penetration and market share gains.

Demand in the industrial markets in which the Company competes also fluctuates with economic cycles.  Industrial demand tends to lag the housing cycle by six to twelve months, and will vary based on differences in regional economic prospects.  As a result, we believe continued focus on industrial markets will reduce our reliance on the MH/RV markets and moderate the impact of their cyclical patterns on our operating results.  We have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to manufactured housing and recreational vehicle manufacturers and other industrial products manufacturers. We have approximately 800 customers. We have six customers, who together accounted for approximately 48% and 46% of our total sales in 2008 and 2007, respectively. We believe we have good relationships with our customers.

Sales to two different customers in the Primary Manufactured Products, Distribution and Other Component Manufactured Products segments accounted for approximately 13.1% and 11.5%, respectively, of consolidated net sales of the Company for the year ended December 31, 2008. No one customer accounted for 10% or more of consolidated net sales for the years ended December 31, 2007 or 2006.

Products for distribution are purchased in carload or truckload quantities, warehoused, and then sold and delivered by us. Approximately 33% and 38% of our distribution segment’s products were shipped directly from the suppliers to our customers in 2008 and 2007, respectively. We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers. As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service. We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers. Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advanced estimation of customer orders. We maintain an inventory to satisfy these orders. We have no significant backlog of orders.

We operate 10 warehouse and distribution centers and 14 manufacturing operations located in Alabama, Arizona, California, Florida, Georgia, Illinois, Indiana, Kansas, Minnesota, North Carolina, Oregon, Pennsylvania, Tennessee and Texas. Through the use of these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Patrick does not engage in significant marketing efforts nor does it incur significant marketing or advertising expenditures other than the activities of its sales personnel and the maintenance of customer relationships through price, quality of its products, service and customer satisfaction.

Suppliers

During the year ended December 31, 2008, we purchased approximately 72% of our raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 45% of our purchases. Our current major material suppliers with contracts include United States Gypsum through December 31, 2010, and Masonite through December 31, 2009. We have terms and conditions with these and other suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

Materials are primarily commodity products, such as lauan, gypsum, particleboard, and other lumber products, which are available from many suppliers. We maintain a long-term supply agreement with one of our major suppliers of materials to the MH industry. Our sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect our major supplier. We believe that we have a good relationship with this supplier and all of our other suppliers. Alternate sources of supply are available for all of our major material purchases.

Seasonality

Manufacturing operations in the MH and RV industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters. However, depressed economic conditions in both industries distorted the historical trends in 2008.

Employees

As of December 31, 2008, we had 924 employees, 708 of which were engaged directly in production, warehousing, and delivery operations; 59 in sales; and 157 in office and administrative activities. There is one manufacturing plant and one distribution center covered by collective bargaining agreements. Patrick continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of February 1, 2009:

Name	Position
Todd M. Cleveland	President and Chief Executive Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
Darin R. Schaeffer	Vice President, Corporate Controller, and Principal Accounting Officer

Todd M. Cleveland (age 40) was appointed Chief Executive Officer as of February 1, 2009. Mr. Cleveland assumed the position of President and Chief Operating Officer of the Company in May 2008. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn by Patrick in May 2007. Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992. Mr. Cleveland has over 18 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

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

Darin R. Schaeffer (age 41) was elected Vice President, Corporate Controller, and Principal Accounting Officer as of March 26, 2008. From September 2007 to March 26, 2008, Mr. Schaeffer served as the Company’s Corporate Controller. From 2005 to 2007, Mr. Schaeffer was a Corporate Controller for Utilimaster Corporation. Mr. Schaeffer also served in a variety of roles, including plant controller, for Robert Bosch Corporation from 1996 to 2005. Prior to that, Mr. Schaeffer spent seven years in public accounting.

As announced in January 2009, effective February 1, 2009, Todd M. Cleveland succeeded Paul E. Hassler as Patrick’s Chief Executive Officer in accordance with the Company’s executive succession plan. Mr. Cleveland continues in his role as President and Mr. Hassler continues to serve in his role as Chairman of the Board of Directors.

Website Access to Company Reports

We make available free of charge through our website, www.patrickind.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The charters of our Audit, Compensation, and Corporate Governance/Nominations Committees, our Corporate Governance Guidelines, our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are also available on the “About Us –Corporate Governance” portion of our website. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Additionally, the public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks related to its business. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. All of these risks should be carefully considered.

Our results of operations have been, and may continue to be, adversely impacted by a worldwide macroeconomic downturn.

In 2008, general worldwide economic conditions experienced a downturn due to the effects of the deterioration in the residential housing market, subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased commodity costs, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns (the “Economic Crisis”). These conditions have adversely affected demand in the three major end-markets we serve (the recreational vehicle, manufactured housing and industrial markets), resulting in decreased sales of our component products into these markets and could negatively affect our operations and result in lower sales, income, and cash flows.

In addition, it has become more difficult for our customers and us to accurately forecast and plan future business activities, and ultimately our profitability has been adversely affected. If our business conditions continue to deteriorate, we may be forced to close and/or consolidate certain of our operating facilities, sell assets, and/or reduce our workforce, which may result in our incurring restructuring charges. We cannot predict the duration of the Economic Crisis, the timing or strength of a subsequent economic recovery or the extent to which the Economic Crisis will continue to negatively impact our business, financial condition and results of operations.

The current downturn in the residential housing market has had an adverse impact on our operations, and is expected to continue throughout 2009.

The residential housing market has experienced overall declines and credit concerns that are expected to continue throughout 2009. Approximately 70% of our industrial revenue is directly or indirectly influenced by conditions in the residential housing market. The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our industrial products and have had an adverse impact on our operations as a whole. In addition, the impact of the sub-prime mortgage crisis and housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased and may continue to decrease demand for our products sold to the manufactured housing and recreational vehicle industries.

We may incur significant charges or be adversely impacted by the closure of all or part of a manufacturing facility.

We periodically assess the cost structure of our manufacturing facilities to manufacture and sell our products in the most efficient manner. Based on our assessments, we may make capital investments to move, discontinue manufacturing capabilities, or close all or part of a manufacturing facility. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these investments which could result in an adverse impact on our operating results, cash flows and financial condition.

The financial condition of our customers and suppliers may deteriorate as a result of the current economic environment and competitive conditions in their markets.

The Economic Crisis may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business. Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) because of loss of suppliers or other providers. In addition, several of our major customers are undergoing unprecedented financial distress which may result in such customers undergoing major restructuring, reorganization or other significant changes. The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products. If such customers become insolvent or file for bankruptcy, our ability to recover accounts receivables from that customer would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy trustee.

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of our customers could hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for the Company’s products and services.

We have a number of large customers, the loss of any of which could have a material adverse impact on our operating results.

We have a number of customers which account for a significant percentage of our net sales. Specifically, two customers of the RV Segment accounted for a combined 25%, and another customer of the MH Segment accounted for 10% of consolidated net sales in 2008. The loss of any of these large customers could have a material adverse impact on our operating results.

We do not have long-term agreements with customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels. In addition, if any of our significant customers were to encounter financial difficulties, work stoppages or seek bankruptcy protection, our business could be adversely affected.

The manufactured housing and recreational vehicle industries are highly competitive, and some of our competitors may have greater resources than we do.

We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products instead of our products. We compete not only with other suppliers to the manufactured housing and recreational vehicle producers, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and flooring. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore our ability to maintain our exclusive and non-exclusive distributor contracts and agreements may be adversely impacted.

As a result of highly competitive market conditions in the industries in which we participate, some of our competitors have been forced to seek bankruptcy protection. These competitors may emerge from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering their products at a lower price than our products, which would have an adverse impact on our financial condition and results of operations and cash flows.

Seasonality and cyclical economic conditions affect the markets the Company serves.

The manufactured housing and recreational vehicle markets are cyclical and dependent upon various factors, including the general level of economic activity, consumer confidence, interest rates, access to financing, inventory and production levels, and the cost of fuel. Economic and demographic factors can cause substantial fluctuations in production, which in turn impact sales and operating results. Demand for recreational vehicles and manufactured housing generally declines during the winter season. Our sales levels and operating results could be negatively impacted by changes in any of these items.

The cyclical nature of the domestic housing market has caused our sales and operating results to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The U.S. housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	terms and availability of financing for homebuyers and retailers;
•	consumer confidence;
•	interest rates;
•	population and employment trends;
•	income levels;
•	housing demand; and
•	general economic conditions, including inflation, deflation and recessions.

The manufactured housing and recreational vehicle industries and the industrial markets are affected by the fluctuations in the residential housing market. As a result of the foregoing factors, our sales and operating results fluctuate, and we expect that they will continue to fluctuate in the future. Moreover, cyclical and seasonal downturns in the residential housing market may cause us to experience operating losses.

Fuel shortages, or higher prices for fuel, have had, and could continue to have, an adverse impact on our operations.

The products produced by the recreational vehicle industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price of or tax on fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a significant adverse effect on the demand for recreational vehicles in the past and would be expected to have a material adverse effect on demand in the future. Rapid significant increases in fuel prices, as we experienced in recent years, appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels and we believe the significant increase in fuel prices in 2007 and the first half of 2008 contributed to the decrease in demand for recreational vehicles. Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability. Approximately 37% and 39% of our sales were to the recreational vehicle industry for 2008 and for 2007, respectively.

Dependence on Third-Party Suppliers and Manufacturers.

Generally, our raw materials, supplies and energy requirements are obtained from various sources and in the quantities desired. While alternative sources are available, our business is subject to the risk of price increases and periodic delays in the delivery. Fluctuations in the prices of these requirements may be driven by the supply/demand relationship for that commodity or governmental regulation. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of these requirements could be adversely affected.

Increased cost and limited availability of raw materials may have a material adverse effect on our business and results of operations.

Prices of certain materials, including gypsum, lauan, particleboard, MDF, and other commodity products, can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and are dependent upon vessel shipping schedules and port availability. Further, certain of our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed. However, it is not certain that future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The current credit crisis and its impact on the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials. Our sales levels and operating results could be negatively impacted by changes in any of these items.

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

As part of our business and strategic plan, we look for strategic acquisitions to provide shareholder value. In 2007, we acquired Adorn. This acquisition, and any future acquisitions, requires the effective integration of an existing business and its administrative, financial, sales and marketing, manufacturing and other functions to maximize synergies. Acquired businesses involve a number of risks that may affect our financial performance, including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, and possible corporate culture conflicts. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities could arise from these acquisitions.

Increased levels of indebtedness may harm our financial condition and results of operations.

On May 18, 2007, we entered into a senior secured credit agreement (as amended on March 19, 2008, the “Credit Agreement”), providing for a senior secured credit facility (the “senior secured credit facility”). Borrowings under our senior secured credit facility were used to finance the Adorn acquisition, to provide liquidity for the working capital needs of the combined companies, and to repay borrowings under our previous credit facility. On December 11, 2008, we amended our Credit Agreement (which amendment is more fully described below) (the “Amended Credit Agreement”) and, as a result, our senior secured credit facility was comprised of a revolving line of credit (subject to a borrowing base, up to a borrowing limit of $33.0 million) and a $38.5 million term loan and expires on January 3, 2011. On April 14, 2009, the Company entered into a Third Amendment and Waiver (the “Third Amendment”) (which amendment is more fully described below) and, as a result, our senior secured credit facility is comprised of a revolving line of credit (subject to a borrowing base, up to a borrowing limit of $29.0 million) and a term loan. The principal amount outstanding under the term loan, the interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged under the amended terms.

Our increased indebtedness as a result of the Adorn acquisition, as well as our greater need for working capital, may harm our financial condition and negatively impact our results of operations. The increase in our level of indebtedness could have consequences on our future operations, including (i) making it more difficult for us to meet our payments on other outstanding debt; (ii) an event of default, if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which could result in all of our debt becoming immediately due and payable; (iii) reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; (iv) limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (v) placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (vi) creating concerns about our credit quality which could result in the loss of supplier contracts and/or customers.

The terms of the Third Amendment to the Credit Agreement contain various financial performance and other covenants with which we must remain in compliance. If we do not remain in compliance with these covenants, our amended Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.

We have a significant amount of debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on our subsidiaries and us. At March 1, 2009 (February month end), the Company was in violation of its Consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) financial covenant under the terms of the credit agreement that was amended in December 2008. On April 14, 2009, the Company entered into a Third Amendment to the Credit Agreement which included a waiver of any actual or potential Event of Default and amended and/or added certain definitions, terms and reporting requirements.

Without improvements from the conditions in the current Economic Crisis in 2009 there can be no assurance that we will maintain compliance with our 2009 financial covenants, which were modified in December 2008 and again in April 2009. These covenants are measured on a monthly basis and require that we attain minimum levels of Consolidated EBITDA as defined by our Credit Agreement. If we fail to comply with our covenants under the Third Amendment, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the related indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full. If current unfavorable credit market conditions were to persist throughout 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

For additional details and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report and Note 8 to the Consolidated Financial Statements.

Industry conditions and our operating results have limited our sources of capital in the past. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, borrowings against our corporate-owned life insurance, our cash flows from operations and our Amended Credit Agreement to finance our operating requirements, capital expenditures and other needs. If the economic conditions that prevailed during the latter part of 2008 and the first quarter of 2009 continue or worsen, production of RVs and manufactured homes will likely decline even further, resulting in reduced demand for our products. A further decline in our operating results could negatively impact our liquidity. In addition, the downturn in the MH and RV industries, combined with our operating results and other changes, has limited our sources of financing in the past. If our cash balances, cash flows from operations, and availability under our Amended Credit Agreement are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes. The letters of credit are issued under our Amended Credit Agreement. For additional detail and information concerning the amounts of our letters of credit, see Note 8 to the Consolidated Financial Statements. The inability to retain our current letters of credit, to obtain alternative letter of credit sources or to retain our current Amended Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

Increased levels of inventory may adversely affect our profitability.

Our customers generally do not maintain long-term supply contracts and, therefore, we must bear the risk of advanced estimation of customer orders. We maintain an inventory to support these customers’ needs. Changes in demand, market conditions and/or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.

We may be subject to additional charges for impairment of assets, including goodwill, other long-lived assets and deferred tax assets, due to potential declines in the fair value of those assets or a decline in expected profitability of the Company or individual reporting units of the Company.

A portion of our total assets as of December 31, 2008 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units. In the fourth quarter of 2008, unfavorable economic conditions and trends in the industries in which we operate significantly contributed to declines in our market capitalization. In accordance with SFAS No. 142, we performed a test for impairment for each of these assets.

The result of the impairment test and an independent third party appraisal indicated that a majority of our goodwill and other intangible assets were impaired. As a result, non-cash pretax impairment charges were recorded in the fourth quarter of 2008 for $27.4 million related to goodwill and $29.3 million for other intangible assets. In addition, in accordance with SFAS No. 144, we performed a test for impairment of certain long-lived assets and determined that certain property, plant and equipment fixed assets were impaired. A non-cash pretax charge was recorded for $3.5 million in the fourth quarter of 2008.

In the future, if actual sales demand or market conditions change from those projected by management, additional asset write-downs may be required. Significant impairment charges, although not always affecting current cash flow, could have a material effect on our operating results and financial position.

A variety of factors could influence fluctuations in the market price for our common stock.

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate. Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;
•	historically low trading volume;
•	high concentration of shares held by institutional investors and in particular our majority shareholder, Tontine Capital Partners, L.P. and affiliates (collectively, “Tontine Capital”);

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the gain or loss of significant customers;
•	additions or departure of key personnel;
•	events affecting other companies that the market deems comparable to us;
•	general conditions in industries in which we operate;
•	general conditions in the United States and abroad;
•	the presence or absence of short selling of our common stock;
•	future sales of our common stock or debt securities;
•	announcements by us or our competitors of technological improvements or new products; and
•	the disclosure by Tontine Capital that it will begin to explore alternatives for the disposition of its equity interests in the Company.

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

We may not be in compliance with NASDAQ’s continued listing standards for the NASDAQ Global Market because (1) the average closing share price of Patrick’s common stock for a consecutive 30-day trading period has fallen below $1.00 and (2) the market value of our publicly held shares is below $5,000,000.

Although the NASDAQ has suspended its listing requirements through April 19, 2009 and we have not received notice of non-compliance from NASDAQ, the listing of our common stock on the NASDAQ Global Market is at risk as a result of our average closing share price falling below $1.00 per share over a consecutive 30-day trading period. The Company would have a period of 180 days from the date it receives notice to cure this non-compliance, and could request a hearing to stay the delisting. Our listing on the NASDAQ Global Market is also at risk as a result of the failure to have an aggregate of $5,000,000 of public market value. For purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of our common stock (such as Tontine Capital) are excluded. Following issuance of a deficiency notice, the Company would have 90 days to achieve compliance.

While we have a number of options to cure under consideration, there can be no assurance that we will be able to cure a deficiency in the time permitted. In addition, there can be no guarantee that the Company will remain in compliance with other continued listing requirements related to market capitalization and shareholder’s equity.

In the current environment, there can be no assurance that we will not be in violation of other NASDAQ Global Market listing standards, which may not be curable.

In the event the Company’s common stock is delisted from the NASDAQ stock exchange, there are additional risks such as the impact on the market liquidity of our common stock, the impact on our ability to raise capital or issue certain types of debt, and general issues regarding our perception in the marketplace.

Holders of our common stock are subject to the risk of dilution of their investment as the result of the issuance to our lenders of warrants to purchase common stock.

As part of the consideration for amending our Credit Agreement on December 11, 2008, we entered into a Warrant Agreement under which we issued to our lenders warrants to purchase an aggregate of 474,049 shares of common stock at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018. The exercise of the Warrants would result in dilution to the holders of our common stock.

Ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

On March 31, 2009, Tontine Capital owned 5,174,963 shares of our common stock or approximately 57.4% of our total common stock outstanding. In addition, we were aware of six other institutions that collectively own approximately 20% of our outstanding common stock as of December 31, 2008. In November 2008, Tontine Capital disclosed that it will begin to explore alternatives for the disposition of certain of its holdings, including its holdings of our common stock. We are not able to predict whether or when Tontine Capital or the other institutions will sell or otherwise dispose of substantial amounts of our common stock. Sales or other dispositions of our common stock by these institutions could adversely affect prevailing market prices for our common stock.

A majority of our common stock is held by Tontine Capital, which has the ability to control all matters requiring shareholder approval and whose interests may not be aligned with the interests of our other shareholders.

On March 31, 2009, Tontine Capital held approximately 57.4% of our outstanding common stock. As a result of its majority interest, Tontine Capital has the ability to control all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition to its majority interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board. Tontine Capital’s rights related to the appointment of directors were affirmed in a subsequent Securities Purchase Agreement with Tontine Capital, dated March 10, 2008. On July 21, 2008, a nominee of Tontine Capital was appointed to the board. As of March 31, 2009, Tontine Capital has not exercised its right to nominate a second director to the board.

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

Tontine Capital has indicated in a filing with the SEC that it will begin to explore alternatives for the disposition of its equity interests in the Company. This filing, and any future dispositions of stock by Tontine Capital, could adversely affect the market price of our common stock.

On November 10, 2008, Tontine Capital filed with the SEC an amendment to its previously filed Schedule 13D with respect to its ownership of common stock of the Company. Tontine Capital stated that it will begin to explore alternatives for the disposition of its equity interests in the Company, which alternatives may include: (a) dispositions of our common stock through open market sales, underwritten offerings and/or privately negotiated sales; (b) a sale of the Company; or (c) distributions by Tontine Capital of its shares to its investors. The public disclosure of such possible disposition may adversely affect the market price for our common stock due to the large number of shares involved. In addition, we are not able to predict whether or when Tontine Capital will dispose of its stock. Any such future disposition of stock by Tontine Capital may also adversely affect the market price of our common stock.

Certain provisions in our Articles of Incorporation and Amended and Restated By-laws may delay, defer or prevent a change in control that our shareholders each might consider to be in their best interest.

Our Articles of Incorporation and Amended and Restated By-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making them unacceptably expensive to the raider, and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover.

On March 21, 2006, our board adopted a Rights Agreement with National City Bank as our rights agent (the “Rights Agreement”). The Rights Agreement permits under certain circumstances each holder of common stock, other than potential acquirors, to purchase one one-hundredth of a share of a newly created series of our preferred stock at a purchase price of $30 or to acquire additional shares of our common stock at 50% of the current market price. The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock, except with respect to Tontine Capital and its affiliates and associates, which are exempt from the provisions of the Rights Agreement pursuant to an amendment signed on March 12, 2008.

Insurance Coverages and Terms and Conditions.

We negotiate our insurance contracts annually for property, casualty, workers compensation, general liability, health insurance, and directors’ and officers’ liability coverage. Due to conditions within these insurance markets and other factors beyond our control, future coverage limits, terms and conditions and the amount of the related premiums could have a negative impact on our operating results. While we continually measure the risk/reward of policy limits and coverage, the lack of coverage in certain circumstances could result in potential uninsured losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, the Company owned approximately 1.4 million square feet of manufacturing and distribution facilities and leased an additional 724,400 square feet as listed below:

Location	Use	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution(D)	107,000	Owned
Elkhart, IN	Manufacturing (P)	182,000	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing (O)	210,000	Leased to 2010
Elkhart, IN	Manufacturing (P)	198,000	Leased to 2018
Elkhart, IN	Design Center	4,000	Leased to 2009
Mishawaka, IN	Manufacturing (E)	223,000	Owned
Decatur, AL	Distribution (D)	40,000	Leased to 2009
Decatur, AL	Manufacturing (P)	94,000	Owned
Valdosta, GA	Distribution (D)	31,000	Owned
New London, NC	Mfg. & Dist. (P) (D)	163,000	Owned
Halstead, KS	Distribution (D)	36,000	Owned
Waco, TX	Mfg. & Dist. (P) (D)	106,000	Owned
Waco, TX	Manufacturing (P) (2)	42,000	Leased to 2009
Mt. Joy, PA	Manufacturing (P)	33,000	Owned
Mt. Joy, PA	Mfg. & Dist. (P) (D)	56,000	Owned
Ocala, FL	Manufacturing (P) (1)	56,000	Owned
Fontana, CA	Mfg. & Dist. (P) (D) (1)	110,000	Owned
Fontana, CA	Mfg. & Dist. (P) (D) (2)	71,000	Leased to 2009
Woodland, CA	Distribution (D) (2)	17,000	Leased to 2009
Phoenix, AZ	Manufacturing (P)	45,000	Leased to 2010
Phoenix, AZ	Distribution (D) (1)	44,000	Owned
Bensenville, IL	Manufacturing (O)	54,400	Leased to 2013
Madisonville, TN	Manufacturing (P)	43,000	Leased to 2010
Woodburn, OR	Mfg. & Dist. (P) (D)	153,000	Owned

(P) Primary Manufactured Products

(D) Distribution

(O) Other Component Manufactured Products

(E) Engineered Solutions – refers to the aluminum extrusion operation that was placed into discontinued operations in 2008.

(1) Building for sale

Pursuant to the terms of the Company’s credit agreement, all of its owned facilities are subject to a mortgage and security interest. During the fourth quarter of 2008, the Company reclassified approximately $4.1 million in total carrying value for the Fontana, California and Phoenix, Arizona properties to assets held for sale as we expect to sell each of these buildings within the next twelve months. In addition, the Company entered into a listing agreement to sell its custom vinyls manufacturing facility in Ocala, Florida. Since it is anticipated that the sale of this facility will not be completed until the first half of 2010 due to unfavorable real estate market conditions, the property’s carrying value was not included in assets held for sale.

(2) Lease Expirations

We believe that the facilities we occupy as of December 31, 2008, excluding those designated for sale, are adequate for the purposes for which they are currently being used and are well maintained. We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations. Use of our manufacturing facilities may vary with seasonal, economic and other business conditions.

As of December 31, 2008, we owned or leased 35 trucks, 43 tractors, 77 trailers, 159 forklifts, and 3 automobiles. All owned and leased facilities and equipment are in good condition and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and suits in the ordinary course of business. In management’s opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK. The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2008 and 2007 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008	$ 9.870 - $ 6.770	$ 8.170 - $ 6.250	$ 9.030 - $ 6.050	$ 5.990 - $ 0.250
2007	$ 12.500 - $ 9.000	$ 18.590 - $10.570	$ 18.300 - $ 11.320	$ 13.530 - $ 9.030

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 13, 2009, we had approximately 400 shareholders of record and approximately 1,300 beneficial holders of our common stock.

Dividends

We declared a first time quarterly dividend of $0.04 per common share starting June 30, 1995 and continued it through the first quarter of 2003. The Board of Directors suspended the quarterly dividend in the second quarter of 2003 due to industry conditions and has not paid a dividend since that time. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, restrictions under the Company’s credit agreement, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the fourth quarter of 2008, neither the Company, nor any affiliated purchaser, repurchased any of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Regarding Forward-Looking Statements” on page 3 of this Report.

This MD&A is divided into seven major sections. The outline for our MD&A is as follows:

EXECUTIVE SUMMARY

Company Overview and Business Segments

Overview of Markets and Related Industry Performance

Summary of 2008 Financial Results

2008 Challenges and Initiatives

Fiscal Year 2009 Outlook

KEY RECENT EVENTS

Credit Agreement Amendments

Impairments

Divestiture of Non-Core Operations

CEO Succession

Restructuring Initiatives

Majority Shareholder to Explore Disposition of Equity Interests in the Company

CONSOLIDATED OPERATING RESULTS

General

Year Ended December 31, 2008 Compared to 2007

Year Ended December 31, 2007 Compared to 2006

BUSINESS SEGMENTS

General

Year Ended December 31, 2008 Compared to 2007

Year Ended December 31, 2007 Compared to 2006

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

Contractual Obligations

Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

OTHER

Sale of Property

Purchase of Property

Inflation

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick Industries is a major manufacturer of component products and distributor of building products serving the manufactured housing (“MH”), recreational vehicle (“RV”), kitchen cabinet, home and office furniture, fixture and commercial furnishings, marine, and other industrial markets and operates coast-to-coast through locations in 14 states. Patrick's major manufactured products include decorative vinyl and paper panels, wrapped moldings, cabinet doors and components, slotwall and slotwall components, countertops, and printed vinyl. The Company also distributes drywall and drywall finishing products, interior passage doors, floor covering products, roofing products, vinyl and cement siding, ceramic tile, and other miscellaneous products. The Company has three reportable business segments: Primary Manufactured Products, Distribution and Other Component Manufactured Products, each of which contributed approximately 67%, 22% and 11%, respectively, to 2008 net sales.

In an effort to strategically align our current operations with businesses within our core competencies and reduce overall fixed costs, we explored various alternatives for the divestiture of certain unprofitable, non-core operations. In 2008, we identified American Hardwoods, Inc. (“American Hardwoods”) and our aluminum extrusion operation as non-core operations.

In January 2007, we purchased the assets of American Hardwoods, an industrial hardwood product distributor located in Phoenix, Arizona. In January 2009, the Company sold certain assets and the business of American Hardwoods for cash consideration of $2 million, and entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation, subject to certain conditions. Since early 2008, the downturn in general worldwide economic conditions adversely affected the demand for building products in the Phoenix market and, ultimately, the sales volume from this operation. Previously, the American Hardwoods financial results had been included in our Distribution segment.

In the fourth quarter of 2008, the Company made the decision to divest its aluminum extrusion operation located in Mishawaka, Indiana. Previously, the financial results of this operation had comprised the entire Engineered Solutions business segment. Estimated pretax charges of approximately $5 million associated with the planned divesture are reflected in discontinued operations.

The decision to divest American Hardwoods and the aluminum extrusion operation was largely based on projected and potential losses under the current operating model, along with working capital requirements, that forced us to assess the overall fit of these operations within the parameters of our strategic plan. During the fourth quarter of 2008, we reclassified the carrying values of American Hardwoods and the aluminum extrusion operation to assets held for sale, which is included in current assets. These operations have also been classified as discontinued operations in the consolidated financial statements and all prior period financial results have been reclassified to conform to the current year presentation. See Note 3 to the Consolidated Financial Statements for further details.

Overview of Markets and Related Industry Performance

The year 2008 marked a continuation of the deterioration in macroeconomic conditions, resulting in a constricted lending environment with restricted capacity and availability of capital in the residential housing, RV and MH industries, rapidly declining consumer confidence and discretionary spending, increasing commodity costs, volatile energy prices, and liquidity concerns, all of which had a negative impact on the Company’s sales and a major impact on all three of the major markets the Company serves. The conditions in the residential housing market, which play a significant role in consumer confidence and discretionary spending as it relates to the products we sell, experienced significant declines from an extended period of prosperity due in part to weak credit standards in the residential housing market and excessive home prices resulting in an overall tightening of credit by the lenders, excess inventory levels of unsold homes in the marketplace resulting in less new construction, and a general skepticism by consumers resulting in less discretionary spending. The Company expects the depressed conditions in the RV, MH and residential housing markets to continue through 2009 and possibly into 2010 as certain customers of the Company are closing and consolidating facilities, reducing workforce, reducing inventory levels, and reducing costs. In addition, the Company’s sales will continue to be negatively impacted as RV dealers are expected to continue to lower their inventory levels which will reduce the demand for new RVs and impact sales of our products.

According to industry sources, the RV industry, which represents approximately 37% of the Company’s 2008 sales, experienced unit shipment declines in all four quarters of 2008 from the prior year, and a year over year decline of approximately 33% to finish at 237,000 units. The 2008 year represented the first year in the last seven consecutive years that shipment levels fell below the 300,000-unit level and the second decline in the last four years. Demographic projections for the RV industry remain positive from a long-term perspective as the hassles of air travel, an aging “baby-boomer” population with more disposable income, the relatively low cost of recreational vehicle vacations, and successful product development and enhancement campaigns all point to projected long-term growth for the industry. While demographic trends point to positive conditions for this particular market sector in the foreseeable future, the RVIA’s chief economist currently forecasts 2009 unit shipment levels declining by approximately 45%, citing the overall uncertainty surrounding economic conditions, including the ongoing recession and tight credit restrictions.

The MH industry, which represents approximately 45% of our revenue base for 2008, continued to experience shipment declines and finished the year with shipments at approximately 81,900 units, levels not seen since 1961. This industry has been plagued by financing concerns including lack of funding sources, marketing and perception issues, excess capacity in apartment units, and low interest rates and weak credit standards on traditional site-built housing mortgages, which directly compete with the manufactured housing loans generally carrying a financing risk-based premium. The Company currently estimates MH shipments for full year 2009 to decline approximately 20% compared to 2008 levels. Factors that may favorably impact production levels in this industry include favorable changes in financing laws, permanent rebuilding in hurricane-damaged areas, rising interest rates, quality credit standards in the residential housing market, mild inflation and improved job growth.

The industrial and other markets sector, which represented approximately 18% of the Company’s sales in 2008, has been negatively impacted by the steep decline in the residential housing market. New housing starts for 2008 were down approximately 33% from 2007 (as reported by the U.S. Department of Commerce). The Company estimates that approximately 70% of our revenue base in these industries is tied to the residential housing market and includes kitchen cabinet and cabinet components, which relate to not only new home construction, but also remodeling and upgrades as well. There is a direct correlation between the demand for our products in this market and new residential housing production. Demand for existing homes is forecast to begin a modest recovery late in 2009 with new home sales declining overall in 2009 but beginning to recover in 2010. Retail markets tend to follow housing by 12 months, therefore we are not expecting signs of a recovery in commercial construction and retail fixtures until 2011.

The weak conditions in the MH industry dramatically impacted the Company’s Distribution Segment, which saw sales decline from the prior year by approximately 23% and operating profits decline approximately 58% in 2008, as approximately 91% of the Company’s sales in this segment are associated with the MH Industry. Additionally, pricing on gypsum related commodity products that the Company sells into the MH industry was down approximately 21% year over year on manufactured products and approximately 15% on distribution products.

In addition, higher energy costs continue to affect the costs of raw materials. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas, and evaluate and implement sales price increases to customers where needed to offset the effect of cost increases. More recently, we have seen cost increases softening somewhat and expect that to continue until the general economy improves. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers.

Summary of 2008 Financial Results

Below is a summary of our 2008 financial results. Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

Continuing operations:

•  Net sales declined $45.0 million or 12.2% in 2008 to $325.2 million compared to $370.2 million in 2007. Net sales were negatively impacted as RV and MH retailers and manufacturers reduced inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves.

•  Gross profit was $27.2 million or 8.4% of net sales in 2008, compared with gross profit of $44.1 million or 11.9% of net sales in 2007. Gross profit in 2008 includes charges of $3.5 million related to fixed asset impairments, $4.5 million for the write-down or disposal of slow moving inventory, and $0.8 million of restructuring charges related to the Adorn acquisition. Gross profit in 2007 includes $2.2 million of restructuring charges.

•  Total operating expenses were $97.5 million or 30.0% of net sales in 2008 and included non-cash impairment charges for goodwill and other intangible assets of approximately $56.7 million, a $1.9 million charge to increase the allowance for doubtful accounts, restructuring and other acquisition and financing related costs of approximately $1.8 million, acquisition-related amortization of $2.2 million, and offset by a $4.6 million gain on the sale of property and equipment. In 2007, total operating expenses were $46.5 million or 12.6% of net sales and included restructuring and other acquisition and financing related costs of approximately $6.6 million, and acquisition-related amortization of $1.3 million.

•  In 2008, we completed a restructuring plan that began in conjunction with the May 2007 acquisition of Adorn (the “Restructuring Plan”). As described above, the completion of the Restructuring Plan resulted in pretax charges totaling $1.0 million in 2008 and $2.4 million in 2007 and the elimination of approximately 240 jobs. These charges are reflected as separate line items under Costs of Goods Sold and Operating Expenses.

•  As of December 31, 2008, we provided a valuation allowance against deferred tax assets net of deferred tax liabilities expected to reverse resulting in a non-cash charge of approximately $18.0 million in the fourth quarter of 2008.

•  The loss from continuing operations was approximately $66.7 million or $8.32 per diluted share in 2008, compared to a net loss of $6.1 million or $1.07 per diluted share for 2007. The major factors impacting the net loss for both periods are described above.

Discontinued Operations:

These results include the operations for American Hardwoods since its acquisition on January 29, 2007 and for the aluminum extrusion operation for full years in 2007 and 2008. The after-tax loss from discontinued operations in 2008 was $4.9 million or $0.61 diluted net income per share which was comprised of a $0.7 million loss on operations and $3.2 million related to estimated planned divestiture costs related to the aluminum extrusion operation, and a $0.3 million loss on operations and a $0.7 million loss on sale related to American Hardwoods. For 2007, after-tax income from discontinued operations was $0.2 million or $0.04 diluted net income per share. See Note 3 to the Consolidated Financial Statements for further information.

2008 Challenges and Initiatives

In 2008, our underlying goal was to keep the Company focused on its strategic operating plan, which included an emphasis on earnings before interest, taxes, depreciation, and amortization (“EBITDA”), cash flow, debt reduction, improved inventory turns, and focused market share growth despite declining revenue. As we expect the depressed conditions in the RV, MH and residential housing markets to continue through 2009, we continue to review our operations on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals and preserve our ability to grow when the markets eventually recover.

In fiscal year 2008, we completed the consolidation of Patrick and Adorn pursuant to the deliverables and timeline established at the May 2007 acquisition date. In addition, we proactively explored, initiated and completed a number of necessary cost reduction and efficiency improvement initiatives designed to keep operating costs aligned with our revenue base and keep our overhead structure at a level consistent with our operating needs given current economic conditions. Some of these initiatives are as follows:

•	Explored alternatives for certain unprofitable, non-core businesses in 2008, namely American Hardwoods and the aluminum extrusion operation;
•	Closed/consolidated facilities to improve operating efficiencies in our plants through increased capacity utilization;
•	Managed inventory costs by reducing supplier lead times and minimum order requirements, and by increasing inventory turns; and
•	Reduced workforce and production capacities to accommodate anticipated customer demand and maintain efficiencies.

Further, the Company’s capital utilization and preservation actions during 2008 included:

•

Amended our senior secured credit agreement to increase our operating and financial flexibility and fund working capital needs through the end of 2010. In addition, in April 2009 we entered into a Third Amendment and Waiver (the “Third Amendment”) to the Company’s Credit Agreement which included a waiver of any actual or potential Event of Default and amended and/or added certain definitions, terms and reporting requirements. See Note 8 to the Consolidated Financial Statements for further details.

•

Reduced our senior term loan by approximately $21.8 million and reduced total long-term debt under the facility by approximately $38.0 million. Management’s debt reduction focus has resulted in overall long-term debt reduction under the facility of approximately $16.6 million over and above its normal debt service requirements in 2008.

•

Completed a rights offering of common stock to our shareholders, and a private placement of common stock with Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively with their affiliates, “Tontine Capital”) to provide additional equity capital, repay our subordinated debt and repay other debt.

In addition, we eliminated certain product lines not fitting within the parameters of our working capital targets and enhanced other product and service offerings through new product development and expansion into new product lines including the establishment of a new electronics distribution division.

Fiscal Year 2009 Outlook

We anticipate further closures/consolidations of customers and suppliers during 2009, which may result in continued pricing erosion in certain of our major commodity product categories and potential closings/consolidations of our own facilities in situations where additional cost savings may be achieved. We anticipate that the recession and low consumer confidence will continue for at least the next nine to twelve months as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.

We believe we are well positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. We believe that we have good working relationships with all of our customers, especially the customers who have access to other financing sources who we believe have the best chance for both survival and success during these extremely difficult times. As we move into 2009, the Company’s key focus areas include EBITDA, cash flow, and debt reduction. While market conditions are expected to remain depressed for 2009, additional key focus areas include:

•	fixed and variable overhead cost reduction;
•	gain additional market share;
•	further improve operating efficiencies in all manufacturing operations and our corporate functions;
•	aggressively manage inventory and costs and add select key commodity suppliers; and

•	maximize sales in weaker markets by reviewing and adjusting product offerings where needed to ensure they are appropriately positioned in both price and features.

In conjunction with our strategic plan, we have invested significantly in capital over the past five years to facilitate increased efficiencies, add capacity and value added capabilities, and appropriately maintain our facilities and equipment, especially for times like these where access to capital is restricted. Our capital plan for 2008 included capital expenditures of approximately $4.2 million. For 2009, our capital expenditures are estimated to be approximately $2.0 million, and are limited to $2.25 million for any fiscal year per our Amended Credit Agreement.

To generate profitable growth, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands. Management believes productivity improvement and cost reduction are critical to Patrick’s competitiveness while at the same time enhancing the value the Company delivers to its customers. The management team remains focused on matching costs with revenues and will continue to size the operating structure and platform according to the revenue base.

KEY RECENT EVENTS

Credit Agreement Amendments

At September 28, 2008, we were in violation of the leverage and fixed charge covenants of our senior secured credit agreement dated May 18, 2007 (the “Credit Agreement”). On December 11, 2008, we entered into a Second Amendment and Waiver to our Credit Agreement, pursuant to which, among other things, (i) the lenders waived any Event of Default (as defined in the Credit Agreement) resulting from our failure to comply with these covenants and (ii) these covenants were replaced with financial covenants more suited to current and expected operating conditions. The terms of our Amended Credit Agreement contained financial and non-financial covenants that placed restrictions on our subsidiaries and us. In addition, the amendment included both the addition and modification of certain definitions, terms and reporting requirements and amended the termination date of the Credit Agreement to expire on January 3, 2011.

As part of the lenders’ consideration for the Amendment, on December 11, 2008, we entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”). The Warrants are subject to anti-dilution provisions and expire on December 11, 2018.

In connection with the Warrants and the Warrant Agreement, on December 11, 2008, the Company amended its existing Registration Rights Agreement with Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. to include the shares of common stock that may be issued upon the exercise of the Warrants by the lenders.

At March 1, 2009 (February month end), we were in violation of the Consolidated EBITDA financial covenant under the terms of the credit agreement that was amended in December 2008. On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement, pursuant to which, among other things, the lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from our failure to comply with the Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009. In addition, the Third Amendment amended and/or added certain definitions, terms and reporting requirements including a modification of the one-month and two-month Consolidated EBITDA covenants. Borrowings under the revolving line of credit are subject to a borrowing base, up to a borrowing limit. The maximum borrowing limit amount was reduced from $33.0 million (as defined in the second amendment to the Credit Agreement) to $29.0 million. The principal amount outstanding under the term loan, the interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged under the amended terms. For additional details and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report and Note 8 to the Consolidated Financial Statements.

Impairments

Goodwill and Other Intangible Assets Impairments

The Company’s goodwill and indefinite-lived intangible assets are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. The impairment calculation compares the implied fair value of reporting unit goodwill and intangible assets with the carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist, similar to other long-lived assets. As a result of our annual impairment tests in the fourth quarter of 2008, we recorded a total pretax impairment loss of $56.7 million of which $27.4 million was related to goodwill, $7.0 million to indefinite-lived intangible assets (trademarks), and $22.3 million to finite-lived intangible assets (customer relationships and non-compete agreements). There was no impairment recognized for either goodwill or other intangible assets for the years ended December 31, 2007 and 2006. See Note 7 to the Consolidated Financial Statements.

Other Long-Lived Assets Impairments

When events or conditions warrant, the Company evaluates the recoverability of other long-lived assets (such as property and equipment) and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows.  If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. For the year ended December 31, 2008, changes in the Company’s business climate, including a significant downturn in the Company’s operations, led to an assessment of the recoverability of the Company’s long-lived assets, which resulted in an impairment charge of $3.5 million related to property, plant and equipment which is included in cost of goods sold on the consolidated statements of operations. The Company did not recognize any impairment charges for the years ended December 31, 2007 and 2006. See Note 6 to the Consolidated Financial Statements.

Divestiture of Non-Core Operations

In January 2009, we announced that we sold certain assets and the business of our American Hardwoods operation. Proceeds were $2.0 million from the sale. In addition, we entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation for $2.5 million, subject to certain conditions. The sale of the building is expected to be completed in the second quarter of 2009. In the fourth quarter of 2008, the Company recorded a pretax loss of $1.0 million on the sale of American Hardwoods, which includes the expected sale of the building. In addition, in the fourth quarter of 2008, the Company decided to divest its aluminum extrusion operation located in Mishawaka, Indiana. Estimated pretax charges associated with the planned divestiture of this operation are approximately $5 million. These operations have been classified as discontinued operations in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation. See Note 3 to the Consolidated Financial Statements.

CEO Succession

As previously announced, effective February 1, 2009, Todd M. Cleveland succeeded Paul E. Hassler as Patrick’s Chief Executive Officer in accordance with the Company’s executive succession plan. Mr. Cleveland continues in his role as President and Mr. Hassler continues to serve in his role as Chairman of the Board of Directors.

Restructuring Initiatives

In an effort to integrate our acquisition of Adorn with our existing businesses, we announced our Restructuring Plan in the second quarter of 2007 which included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines. Asset write-downs include machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines. The completion of the Restructuring Plan in the third quarter of 2008 resulted in cumulative pretax charges totaling $3.3 million in 2007 and 2008 and resulted in the elimination of approximately 240 jobs.

Majority Shareholder to Explore Disposition of Equity Interests in the Company

On November 10, 2008, Tontine Capital, which owns approximately 57% of our common stock, filed with the SEC an amendment to its previously filed Schedule 13D with respect to its ownership of common stock of the Company. Tontine Capital stated that it will begin to explore alternatives for the disposition of its equity interests in the Company, which alternatives may include: (a) dispositions of our common stock through open market sales, underwritten offerings and/or privately negotiated sales; (b) a sale of the Company; or (c) distributions by Tontine Capital of its shares to its investors. Tontine Capital stated that the timing, manner and aggregate amount of any such dispositions will be dependent on many factors, including, without limitation, market conditions, available prices and Tontine Capital’s ability to conduct sales in compliance with federal and state securities laws.

CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations. The results of operations related to the acquisition of Adorn (acquired on May 18, 2007) are included since its acquisition date.

Year Ended December 31, 2008 Compared to 2007

The following table sets forth the percentage relationship to net sales of certain items in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
(thousands)	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	91.4	87.5	87.4
Restructuring charges	0.2	0.6	-
Gross profit	8.4	11.9	12.6
Warehouse and delivery expenses	5.1	5.1	4.6
Selling, general, and administrative	8.3	7.2	6.5
Goodwill impairment	8.4	-	-
Intangible assets impairments	9.0	-	-
Restructuring charges	0.1	0.1	-
Amortization of intangible assets	0.5	0.3	-
Gain on sale of fixed assets	(1.4)	(0.1)	-
Operating income (loss)	(21.6)	(0.7)	1.5
Interest expense, net	2.0	1.8	0.5
Income taxes (credit)	(3.1)	(0.9)	0.4
Income (loss) from continuing operations	(20.5)	(1.6)	0.6

Net Sales. Net sales decreased $45.0 million or 12.2%, to $325.2 million in 2008 from $370.2 million in 2007. Net sales were negatively impacted as RV and MH retailers and manufacturers reduced inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves. Gypsum products, which are sold out of both manufacturing and distribution divisions, experienced pricing erosion during the year and resulted in overall manufacturing and distribution revenue declines. From a market perspective, the MH industry, which represents approximately 45% of our 2008 sales, experienced unit shipment declines of approximately 14% from the prior year. The RV industry, which represents 37% of our 2008 sales, experienced unit shipment declines of approximately 33% from year-to-year. The industrial and other markets represent approximately 18% of our sales in 2008. The residential housing market, which represents approximately 70% of the Company’s industrial revenue base, continued to be impacted by depressed conditions as new housing starts for 2008 were down 33% from 2007 (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold declined $26.9 million or 8.3% to $297.1 million in 2008 from $324.0 million in 2007. The decline is principally due to the impact of lower sales volumes. A $3.5 million impairment to fixed assets related to machinery, furniture and equipment and the write-down or disposal of $3.8 million of slow-moving inventory due to obsolescence and commodity market price declines in the fourth quarter of 2008 partially offset the decline. As a percentage of net sales, cost of goods sold increased to 91.4% from 87.5% as a result of certain manufacturing overhead costs such as depreciation, building charges, and property taxes remaining relatively constant despite lower sales, as well as the charges mentioned above. Higher steel and other raw materials costs have declined from peak levels, due to the global economic downturn. We still have higher priced raw materials in our inventory which we will use through early 2009 based on current sales levels. Current prices of some of the key raw materials remain well above prior year levels and could have an adverse impact on our quarterly results. Improved production efficiencies, facility consolidations, and lower workers compensation costs partially offset the decline.

In addition, on March 30, 2008, in conjunction with the performance of its physical inventory at a Patrick manufacturing facility, the Company discovered that certain procedures were not being followed in accordance with the Company’s established policies. The Company conducted an internal investigation and discovered that certain members of the management team at that particular facility had engaged in collusive acts to circumvent various controls in order to misappropriate Company assets and concealed the misappropriation by underreporting scrap at the facility. As a result of the investigation and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008. The Company further performed a detailed analysis of its internal controls associated with the inventory and control thereof, and determined that appropriate controls were in place and working effectively, and that the level of collusion was significant enough to be able to circumvent the controls. The impact of the $0.7 million inventory adjustment did not have a material impact on the Company’s liquidity or Credit Facility at March 30, 2008, or in any other prior periods.

Restructuring Charges. In 2008, total restructuring charges were $1.0 million or 0.3% of net sales, of which $0.8 million was included as a separate line item under cost of goods sold. The charges were recorded in conjunction with the final phase of the Restructuring Plan. Comparatively, total restructuring charges in 2007 were approximately $2.4 million or 0.7% of net sales, of which $2.2 million was included as a separate line item under costs of goods sold. These activities were related to the first phase of the Restructuring Plan. The Restructuring Plan included total estimated workforce reductions of approximately 240 employees, facility closures, and various asset write-downs.

Restructuring charges included as a separate line item under operating expenses were $0.2 million in 2008 for severance costs related to consolidation activities and for severance and benefits for a former officer who notified the Company of his intention to resign from the Company as of June 27, 2008. The Company entered into a separation agreement which included severance payments. In 2007, restructuring charges included as a separate line item under operating expenses were $0.2 million for severance packages and other contractual closing costs to be incurred in conjunction with various consolidation activities related to the acquisition integration plans. In 2009, the Company expects to identify further cost reduction opportunities which may result in additional restructuring charges.

Gross Profit. Gross profit decreased $16.9 million or 38.2%, to $27.2 million in 2008 from $44.1 million in 2007. As a percent of net sales, gross profit decreased to 8.4% in 2008 from 11.9% in 2007. The decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift to lower margin products that was partially offset by direct labor efficiencies of approximately 0.4% of net sales. As discussed above, restructuring charges decreased $1.4 million to $0.8 million from $2.2 million in 2007. Additionally, estimated purchasing synergies resulting from the Adorn acquisition were offset by an adjustment in the first quarter of 2008 to increase cost of goods sold and reduce inventory by approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities (as discussed above), and by the $3.5 million impairment to fixed assets and the $3.8 million write-down or disposal of slow-moving inventory adjustments made in the fourth quarter of 2008. Throughout 2008, the Company proactively adjusted its strategic operating plan based on rapidly declining market conditions and softening sales levels that began in the first quarter of 2008. Increases in fixed overhead costs including depreciation expense, rent and utilities of approximately $1.0 million or 0.3% of net sales, were largely offset by improvements in other overhead costs including workers compensation and group and liability insurance of approximately $0.9 million.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $2.4 million or 12.4%, to $16.5 million in 2008 from $18.9 million in 2007. As a percentage of net sales, warehouse and delivery expenses were 5.1% for both 2008 and 2007. Efficiency improvements realized from the consolidation of Adorn related to delivery costs were partially offset by increased fuel costs, including surcharges, and common carrier charges, as customers are requiring similar numbers of deliveries but of smaller quantities, thus resulting in higher delivery cost per unit.

Selling, General, and Administrative (SG&A) Expenses. SG&A expenses in 2008 were basically flat with 2007, with an increase of $147,000 or 0.6%. As a percentage of net sales, SG&A expenses increased to 8.3% in 2008 from 7.2% in 2007. A full year of depreciation expense related to the Adorn acquisition compared to 7 ½ months of depreciation expense in 2007 and an increase in capital expenditures primarily contributed to a $1.0 million increase in depreciation expense in 2008 compared to the prior year. SG&A expenses were partially offset by a reduction in expenses related to our ongoing efforts to align operating costs with revenue and maximize efficiencies gained through headcount reduction synergies achieved from the Adorn acquisition.

SG&A expenses in 2008 included the impact of $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of the previously announced rights offering, $0.5 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan, and $0.2 million of restructuring charges. In 2008, we eliminated certain administrative salaried positions in an effort to continue to align our operating costs with revenues as discussed above. SG&A expenses also included a $1.9 million increase to the allowance for doubtful accounts in 2008 that was driven principally by certain customers of the Company that have closed or filed bankruptcy.

In 2007, SG&A included $0.9 million in stock compensation, and $1.0 million in deferred compensation vesting and severance expenses, all directly related to the Adorn acquisition and the consolidation of Adorn into Patrick. Additionally, the Company recognized approximately $1.1 million in incentive compensation expense related to the achievement of certain debt reduction targets established during 2007 as a result of the Company entering into a new credit facility upon consummation of the Adorn acquisition, and approximately $1.2 million of expenses related to certain severance and litigation settlement costs, and the write-off of costs related to an overseas expansion initiative, and $0.2 million of restructuring charges.

Goodwill Impairments. The acquisition of Adorn in May 2007 resulted in the recording of $29.5 million of goodwill within the Primary Manufactured Products segment and in the Other Component Manufactured Products segments on the date of the acquisition, and represented the excess between the purchase price and the net assets acquired. During our annual goodwill impairment analysis in the fourth quarter of 2008, we determined that the carrying value of goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $27.4 million. No goodwill impairment charges were recorded in 2007.

Intangible Assets Impairments. The acquisition of Adorn in May 2007 resulted in the recording of certain intangible assets includes customer relationships, trademarks and non-compete agreements within the Primary Manufactured Products segment and in the Other Component Manufactured Products segments on the date of the acquisition. During our impairment analysis in the fourth quarter of 2008, we determined that the carrying value of these intangible assets exceeded their implied fair value, which resulted in an impairment charge of $29.3 million. No impairment charges were recorded in 2007.

Amortization of Intangible Assets. In conjunction with the Adorn acquisition in May 2007, the Company recognized $39.5 million in certain intangible assets which were being amortized over periods ranging from 5 to 19 years. The Company recorded amortization expense on these intangibles of $1.7 million in 2008 compared to $1.0 million in 2007. The impairment of $22.3 million of amortizable intangible assets will reduce annual amortization expense by approximately $1.3 million in 2009 and beyond.

Gain on Sale of Fixed Assets. A pretax gain of $4.2 million from the June 2008 sale of our idle Fontana, California facility was included in 2008 results. The building that was sold formerly housed the Company's west coast molding division. In 2007, the Company consolidated this molding division into its Fontana Custom Vinyls facility. The consolidation was part of the Company's multiphase integration effort following the acquisition of Adorn. In addition,

2008 results include $0.4 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business.

Operating Loss. The operating loss was $70.2 million in 2008 compared to a loss of $2.5 million in 2007. The increase in the operating loss from period to period is primarily attributable to the impairment charges related to goodwill and other intangible assets and fixed assets, the charges related to inventory write-downs or dispositions, the increase in the allowance for doubtful accounts, restructuring charges and the decline in net sales as discussed above. The year-end 2007 operating loss included approximately $2.4 million in restructuring charges related to the Adorn acquisition as well as approximately $4.2 million of other acquisition-related or integration related expenses and certain settlement and litigation costs as discussed above.

Income Taxes (Credit)–Continuing Operations. As of December 31, 2008, we provided a valuation allowance against our deferred tax assets net of deferred tax liabilities expected to reverse, resulting in a non-cash charge of approximately $18.0 million in the fourth quarter of 2008. The effective tax rate on continuing operations was 36.4% (exclusive of the valuation allowance) for 2008. In 2007, the effective tax rate was 32.5%.

Discontinued Operations, Net of Tax. These results include the operations for American Hardwoods since its acquisition on January 29, 2007 and for the aluminum extrusion operation for full years in 2007 and 2008. The after-tax loss from discontinued operations in 2008 was $4.9 million or $0.61 diluted net income per share which was comprised of a $0.7 million loss on operations and $3.2 million related to estimated planned divestiture costs related to the aluminum extrusion operation, and a $0.3 million loss on operations and a $0.7 million loss on sale related to American Hardwoods. For 2007, after-tax income from discontinued operations was $0.2 million or $0.04 diluted net income per share. See Note 3 to the Consolidated Financial Statements for further details.

Net Income (Loss). The Company reported a net loss of approximately $71.5 million or $8.93 per share for 2008 compared to a net loss of approximately $5.8 million or $1.03 per diluted share for 2007. The incremental decline in net income reflects the impact of the items previously discussed.

Average Diluted Shares Outstanding. Average diluted shares outstanding increased 41.7% in 2008 compared to 2007. The increase principally reflects the completion on March 12, 2008 of the private placement of 1,125,000 shares of common stock, and the sale of 1,850,000 shares in connection with the June 26, 2008 rights offering.

Year Ended December 31, 2007 Compared to 2006

Net Sales. Net sales increased $67.3 million or 22.2%, to $370.2 million in 2007 from $302.9 million in 2006. The increase was primarily attributable to the Adorn acquisition in 2007 which the Company estimates contributed approximately $135.0 million to revenues in 2007. Revenue increases from the acquisition were partially offset by softening market conditions in all three of the major sectors we serve and pricing declines on certain commodity products that we sell. Gypsum products, which are sold out of both manufactured and distribution divisions, experienced pricing erosion during the year and resulted in overall manufacturing and distribution revenue declines of approximately $11.0 million. From a market perspective, the manufactured housing industry, which represents approximately 36% of our 2007 revenues, experienced unit shipment declines of approximately 19% from the prior year. The recreational vehicle industry, which represents 39% of our revenues, experienced unit shipment declines of approximately 10% from year-to-year. The industrial market sector, representing approximately 25% of our revenues, is primarily linked to the residential housing market which experienced declines in new housing starts of approximately 25% from year-to-year.

Cost of Goods Sold. Cost of goods sold increased $59.3 million or 22.4% to $324.0 million in 2007 from $264.7 million in 2006. The increase was principally due to the impact of higher sales volumes due to the Adorn acquisition. As a percentage of net sales, cost of goods sold increased to 87.5% from 87.4%. See the Gross Profit discussion below for further details related to the impact of pricing on certain major commodity products.

Restructuring Charges. During the year ended December 31, 2007, we initiated restructuring actions relating to the closing and consolidation of Patrick operating units associated with the integration of the Adorn acquisition, including the closure of duplicate facilities, elimination of redundant jobs, consolidation of product lines, and improved capacity utilization. As of December 31, 2007, workforce reductions of approximately 130 employees had been completed as well as facility closures and various asset write-downs. Total restructuring charges incurred during 2007 related to the Adorn acquisition were approximately $2.4 million. Of these restructuring charges, $2.2 million were included in a separate line item in cost of goods sold, while selling and administrative restructuring charges of approximately $0.2 million were recorded in a separate line item in operating expenses.

Gross Profit. Gross profit increased $5.9 million or 15.4%, to $44.1 million in 2007 from $38.2 million in 2006. As a percent of net sales, gross profit decreased to 11.9% in 2007 from 12.6% in 2006. Gross profit in 2007 included the impact of restructuring charges of approximately $2.2 million or 0.6% of net sales. The overall increase in gross profit dollars is due to the acquisition of Adorn in 2007 which the Company estimated contributed approximately $15.0 million to gross profit dollars in 2007. Additionally, gross profit dollars in 2007 included the impact of approximately $1.4 million in purchasing synergies gained from the acquisition of Adorn since May 18, 2007 and the related consolidation of the Company’s vendor base and supply chain management leverage. Gross profit dollars increased due to the sales increase, but were offset by pricing declines on prices charged to customers on certain major commodity products. The Company estimates pricing declines of approximately $10.7 million on gypsum and gypsum related products. Additional contributors to the gross profit decline were soft overall industry conditions resulting in excess capacity, increased average per employee group insurance costs from year-to-year of approximately 21% or $0.9 million, and certain fixed costs including utilities, depreciation, and building rent increasing from year-to-year, representing approximately $3.2 million of incremental impact or 0.9% of net sales.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $4.8 million or 34.1%, to $18.9 million in 2007 from $14.1 million in 2006. As a percentage of net sales, warehouse and delivery expenses increased to 5.1% in 2007 from 4.6% in 2006. The increase in warehouse and delivery expenses in dollars and as a percentage of net sales was due to the acquisition of Adorn in 2007, which the Company estimates contributed approximately $5.0 million in incremental warehouse and delivery costs.

SG&A Expenses. SG&A expenses increased $7.1 million or 36.1% to $26.7 million in 2007 from $19.6 million in 2006. As a percentage of net sales, SG&A expenses increased to 7.2% in 2007 from 6.5% in 2006. The increase in SG&A expenses was due primarily to the acquisition of Adorn in May 2007, which the Company estimated contributed approximately $5.0 million. The 2007 expenses further included the incremental impact of approximately $0.9 million in stock compensation, and $1.0 million in deferred compensation vesting and severance expenses, all directly related to the Adorn acquisition and the consolidation of Adorn into Patrick. Additionally, the Company recognized approximately $1.1 million in incentive compensation expense related to the achievement of certain debt reduction targets established during 2007 as a result of the Company entering into a new credit facility upon consummation of the Adorn acquisition, and approximately $1.2 million in incremental expenses related to certain severance and litigation settlement costs and the write-off of costs related to an overseas expansion initiative.

Amortization of Intangible Assets. In conjunction with the Adorn acquisition, the Company recognized approximately $39.5 million in certain intangible assets being amortized over periods ranging from 5 to 19 years. Accordingly, the Company recorded amortization expense of $1.0 million for the seven-month period since the acquisition date in May 2007.

Operating Income (Loss). The Company reported an operating loss of approximately $2.5 million in 2007. In 2006, the Company reported operating income of approximately $4.5 million. The operating loss in 2007 included the impact of approximately $2.4 million in restructuring charges, approximately $3.0 million in other acquisition-related or integration-related expenses as described above, and $1.0 million in severance and litigation settlement costs and the write-off a potential overseas expansion initiative.

Interest Expense, Net. Interest expense, net, increased $4.9 million to $6.5 million in 2007 from $1.6 million in 2006. The increase is due to increased debt levels incurred in order to finance the acquisitions of Adorn and American Hardwoods. In May 2007 in connection with the Adorn acquisition, the Company entered into a credit agreement providing for a credit facility totaling $110 million. The facility was provided by an eight-bank syndication led by JP Morgan Securities, Inc. and JP Morgan Chase Bank, N.A., and includes a $75 million term loan and a $35 million revolving line of credit. The Company further issued 9.5% senior subordinated notes to Tontine Capital, which were paid off in the first half of 2008 through the Company’s private placement of common stock with Tontine Capital and the rights offering of common stock to its shareholders. The interest rate on the senior subordinated notes increased to 13.5% in May 2008. Since May 18, 2007, the Company has paid down approximately $21.2 million on the overall facility, including more than $17 million over and above normal debt service requirements. The Company’s debt service increased from period to period as total debt levels increased approximately $63.6 million from December 2006.

Discontinued Operations, Net of Tax. After-tax income from discontinued operations in 2007 was $0.2 million or $0.04 diluted net income per share which primarily reflected $0.2 million of income on operations related to American Hardwoods. For 2006, after-tax income from discontinued operations primarily reflected income from operations related to the aluminum extrusion operation of $1.0 million or $0.53 diluted net income per share. For 2007, these results include the operations of American Hardwoods since its acquisition on January 29, 2007 and for the aluminum extrusion operation for the full year. See Note 3 to the Consolidated Financial Statements.

Net Income (Loss). The Company reported a net loss of approximately $5.8 million or $1.03 per share, for 2007 compared to net income of approximately $2.6 million or $0.53 per diluted share for 2006. The decrease in net income reflects the impact of the items previously discussed.

BUSINESS SEGMENTS

General

We classify our businesses into three reportable business segments based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process. The Company regularly evaluates the performance of each segment and allocates resources to them based on a variety of indicators including sales, cost of goods sold, and operating income.

The Company’s reportable business segments based on continuing operations are as follows:

•

Primary Manufactured Products utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

•

Distribution distributes drywall and ceiling panels, drywall finishing products, hardboard and various sidings, roofing products, various flooring products, passage doors, insulation, and other products. Previously, this segment had included our American Hardwoods operation that was sold in January 2009 and was reclassified to discontinued operations for all periods presented.

•	Other Component Manufactured Products includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Results relating to the planned divestiture of the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

The table below presents information about the sales, gross profit and operating income (loss) from continuing operations of those segments. A reconciliation to consolidated totals is presented in Note 16 to the Consolidated Financial Statements.

	Years Ended December 31
(thousands)	2008	2007 (1)	2006
Sales
Primary Manufactured Products	$ 223,875	$ 247,889	$ 176,562
Distribution	71,416	92,947	118,491
Other Component Manufactured Products	42,955	42,323	16,201

Gross Profit
Primary Manufactured Products	13,111	22,887	17,742
Distribution	9,390	11,762	14,677
Other Component Manufactured Products	2,862	3,522	1,453

Operating Income (Loss)
Primary Manufactured Products	(10,706)	6,965	6,977
Distribution	1,527	3,606	5,567
Other Component Manufactured Products	(47,001)	135	51
(1)	Includes 7 ½ months activity pertaining to the Adorn acquisition.

Year Ended December 31, 2008 Compared to 2007

Primary Manufactured Products

Sales. Total sales decreased $24.0 million or 9.7%, to $223.9 million in 2008 from $247.9 million in 2007. This segment accounted for approximately 67% of the Company’s consolidated net sales in 2008. As discussed earlier, decreased unit shipment levels in the MH and RV industries and declines in the industrial market which were exacerbated by the current credit crisis in 2008, largely impacted the year’s results on a year-over-year basis. From a pricing perspective, overall price increases in certain commodity products were offset by pricing declines in certain other major commodity products from period to period.

Gross profit. Gross profit decreased $9.8 million or 42.7%, to $13.1 million in 2008 from $22.9 million in 2007. As a percentage of sales, gross profit decreased to 5.9% in 2008 compared to 9.2% in the prior year. The decrease in the percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products. Gross profit for 2008 and 2007 includes the impact of restructuring charges of $0.5 million and $1.2 million, respectively. In addition, gross profit in 2008 includes a $3.5 million fixed asset impairment charge, $3.8 million charge to reflect the write down or disposal of inventory due to obsolescence and commodity market price declines, and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities.

Operating income. For 2008, the operating loss was $10.7 million compared to operating income of $7.0 million in 2007. The decline in operating income in 2008 reflected the decline in gross profit (which included the fixed asset impairment and inventory adjustments discussed above) as well as charges reflecting the impairment of intangible assets. Based on the results of the Company’s annual impairment analysis in the fourth quarter of 2008, it was determined that the entire carrying value of the goodwill and other intangible assets attributable to this segment was impaired. As a result, a goodwill impairment charge of $9.2 million and an impairment charge for other intangible assets of $0.5 million were recorded in the fourth quarter of 2008. No impairment charges were recorded in 2007. These impairment charges and the decline in gross profit were partially offset by lower restructuring charges and lower SG&A expenses (including a reduction in administrative costs resulting from staffing reductions and reduced charges for vesting of retirement obligations).

Distribution

Sales. Sales decreased $21.5 million or 23.2%, to $71.4 million in 2008 from $92.9 million in 2007. This segment accounted for approximately 22% of the Company’s consolidated net sales in 2008. The decline in sales is attributable to the approximate 14% decline in unit shipments in the manufactured housing industry, which is the primary market sector this segment serves. Additionally, pricing declines on prices charged to customers on certain major commodity products negatively impacted revenues in this segment by an estimated $3.0 million. The decrease in sales is attributable to pricing declines on gypsum related products of approximately 15%. These declines were partially offset by increased new product sales of approximately $3 million.

Gross profit. Gross profit decreased $2.4 million or 20.2%, to $9.4 million in 2008 from $11.8 million in 2007. As a percentage of sales, gross profit increased to 13.2% in 2008 from 12.7% in 2007. The decrease in gross profit dollars for 2008 is due to the decline in sales primarily resulting from decreased shipment levels in the manufactured housing industry. The increase in percent of sales is attributable to the Company being able to maintain margins in light of pricing declines and due to increased sales of the Company’s flooring product line, which carries higher gross margins.

Operating income. Operating income decreased $2.1 million or 57.7% to $1.5 million in 2008 from $3.6 million in 2007 due primarily to the decrease in gross profit dollars described above.

Other Component Manufactured Products

Sales. Sales increased $0.7 million or 1.5%, to $43.0 million in 2008 from $42.3 million in 2007. This segment accounted for approximately 11% of the Company’s consolidated net sales in 2008. The increase in sales reflects the full year impact of the addition of a cabinet door facility and vinyl printing facility as the result of the May 2007 Adorn acquisition. The acquisition of Adorn contributed sales of $42.2 million and $32.9 million for 2008 and 2007, respectively. These increased sales were primary offset by the closing and consolidation of one of the Company’s hardwood cabinet door operations in late 2007.

Gross profit. Gross profit decreased $0.6 million or 18.8%, to $2.9 million in 2008 from $3.5 million in 2007. As a percentage of sales, gross profit decreased to 6.7% in 2008 from 8.3% in 2007. Gross profit includes the impact of approximately $0.2 million in restructuring charges in 2008 related to the closing and consolidation of two Patrick divisions. Restructuring charges of $1.0 million in 2007 related to the closing and consolidation of the Company’s cabinet door division as a result of the Adorn acquisition. The decrease in gross profit dollars is due to the decline in net sales as discussed above. The decrease in the percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products in the cabinet door division.

Operating income. The operating loss in 2008 was $47.0 million compared to a profit of $135,000 in 2007. This operating loss was primarily due to charges reflecting the impairment of intangible assets. Based on the results of the Company’s impairment analysis in the fourth quarter of 2008, it was determined that approximately $18.2 million of the carrying value of goodwill and $28.8 million of the carrying value of other intangible assets attributable to this segment was impaired. As a result, total impairment charges of $47.0 million were recorded in the fourth quarter of 2008. No impairment charges were recorded in 2007.

Year Ended December 31, 2007 Compared to 2006

Primary Manufactured Products

Sales. Sales increased $71.3 million or 40.4%, to $247.9 million in 2007 from $176.6 million in 2006. This segment accounted for approximately 66% of the Company’s consolidated net sales in 2007. The increase is attributable to the Adorn acquisition in May 2007. The increased sales from the acquisition were offset by sales volume declines in this segment due to depressed market conditions in the MH and RV, and industrial market sectors in 2007. From a pricing perspective, overall price increases of approximately $12 million in certain commodity products were offset by approximately $5 million in pricing declines in certain other major commodity products from period to period.

Gross Profit. Gross profit increased $5.2 million or 29.0%, to $22.9 million in 2007 from $17.7 million in 2006, primarily as a result of the Adorn acquisition. As a percentage of sales, gross profit decreased to 9.2% in 2007 from 10.0% in 2006. Gross profit in 2007 includes the impact of approximately $1.2 million in restructuring charges, or 0.5% of net sales in this segment, recorded in cost of goods sold, directly related to the consolidation of Adorn into Patrick and the closing and consolidation of certain Patrick business units and facilities.

Operating Income. Operating income remained consistent with 2006 at $7.0 million in 2007. Operating income in 2007 includes the impact of approximately $1.3 million in restructuring charges in this segment, of which $1.2 million were included in cost of goods sold, and $0.1 million were included in SG&A expenses.

Distribution

Sales. Sales decreased $25.6 million or 21.6%, to $92.9 million in 2007 from $118.5 million in 2006. This segment accounted for approximately 25% of the Company’s consolidated net sales in 2007. The decline in sales in this segment is attributable to the approximate 19% decline in unit shipments in the manufactured housing industry, which is the primary market sector this segment serves. Additionally, pricing declines on prices charged to customers on certain major commodity products negatively impacted revenues in this segment by an estimated $5 million. These declines were partially offset by increased new product sales of approximately $3 million.

Gross Profit. Gross profit decreased $2.9 million or 19.9%, to $11.8 million in 2007 from $14.7 million in 2006. As a percentage of sales, gross profit increased to 12.7% in 2007 from 12.4% in 2006. The decline in gross profit dollars is attributable to the decreased sales volume, and the increase in percent of sales is due to the increased new product sales which carry higher margins.

Operating Income. Operating income decreased $2.0 million or 35.2%, to $3.6 million in 2007 from $5.6 million in 2006. As a percentage of sales, operating income decreased to 3.9% in 2007 from 4.7% in 2006. The decline in operating income is primarily attributable to the decrease in gross profit dollars.

Other Component Manufactured Products

Sales. Sales increased $26.1 million or 161.2%, to $42.3 million in 2007 from $16.2 million in 2006. This segment accounted for approximately 9% of the Company’s consolidated net sales in 2007. The increase in sales is attributable to the Adorn acquisition which included two additional business units in this segment accounting for approximately $33 million in additional sales from May 18, 2007 to December 31, 2007. Exclusive of the Adorn acquisition, sales decreased primarily as a result of weakness in both the manufactured housing and recreational vehicle industries in 2007. In the third quarter of 2007 in conjunction with the acquisition of Adorn and its cabinet door facility in Elkhart, Indiana, the Company closed and consolidated its Patrick hardwood cabinet door operation in Oregon into this division. The Company estimates it lost approximately $5 million in annualized sales volume as a result of this consolidation due primarily to logistics and contribution levels. Additionally, the Company closed its machine manufacturing division in the fourth quarter of 2006 resulting in a decline in annual sales volume of approximately $2 million from year-to-year.

Gross Profit. Gross profit increased $2.1 million or 142.4%, to $3.5 million in 2007 from $1.4 million in 2006. As a percentage of sales, gross profit decreased to 8.3% in 2007 from 9.0% in 2006. Gross profit includes approximately $1.0 million or 2.3% of sales, in restructuring charges related to the closing and consolidation of the Company’s cabinet door division as a result of the Adorn acquisition. Excluding the restructuring charges, gross profit increased due to the incremental volume and profitability from the Adorn acquisition and its state of the art cabinet door facility and vinyl printing facility in the second quarter of 2007.

Operating Income. Operating income increased $84,000 to $135,000 in 2007 from $51,000 in 2006. As a percentage of sales, operating income remained consistent as a percent of sales from period to period. Operating income in 2007 includes the effect of approximately $1.0 million in restructuring charges or 2.3% of net sales, and the impact of $0.1 million in amortization expenses related to intangible assets acquired in the Adorn acquisition. Excluding the restructuring charges and amortization expenses related to the Adorn acquisition, operating income increased due to the additional contribution related to the activity from the Adorn operating units. The Company’s Patrick hardwood cabinet door division incurred operating losses of approximately $1.0 million in 2007. A decision was made to close this unprofitable division in the third quarter of 2007 and consolidate a portion of its business into Adorn’s profitable state-of-the-art cabinet door facility in Elkhart, Indiana.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Flows From Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings from third parties. Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our capital expenditure plans.

Net cash provided by operating activities decreased $20.9 million to $1.7 million in 2008 compared to $22.6 million in 2007. The year-over year change in operating cash flow is primarily the result of lower net income in 2008 that was largely impacted by the deterioration of macroeconomic conditions that negatively impacted sales volumes in the RV, MH and residential housing markets and industries. Trade receivables decreased $3.8 million in 2008 primarily due to the decline in sales and to our efforts to maintain appropriate credit policies as we strive to keep our trade receivables at acceptable levels given the tight retail credit standards and the level of consolidations/closures of our RV and MH customers. Cash provided by operating activities also included a decrease in inventory levels of $16.5 million primarily resulting from the Company’s continued focus on improving inventory turns and reducing levels to create supply/demand consistency. In 2008, the Company remained focused on reducing inventory levels and managing inventory costs by reducing supplier lead times and minimum order requirements, and pursuing other vendor managed inventory programs.

Net cash provided by operating activities in 2007 increased $23.7 million to $22.6 million from $1.1 million in 2006. In 2007, trade receivables decreased $16.1 million reflecting normal cyclical trends and plant shutdowns at the end of the year and due to the timing of the Adorn purchase which was traditionally a high point in the year from a sales and receivables perspective. Inventory decreased $17.3 million and accounts payable and accrued expenses decreased $11.4 million in 2007 primarily reflecting normal seasonal declines in inventory levels which comprise a significant portion of the accounts payable balance at any given time. In addition, the Company improved its inventory turns by entering into a vendor managed inventory program in June 2007.

Cash Flows From Investing Activities

Investing activities generated cash of $1.9 million in 2008 compared to a net cash outflow of $86.8 million in 2007. We received cash of $6.6 million primarily from the sale of our idle facility in Fontana, California in 2008. Cash flows used by investing activities included $4.2 million for capital expenditures in 2008 versus $2.4 million in the prior year that were in conjunction with our strategic and capital plans. For 2009, our capital expenditures are estimated to be approximately $2.0 million and are limited to $2.25 million for any fiscal year per our Amended Credit Agreement. Cash outflows in 2007 also included the acquisition of American Hardwoods for $7.1 million and Adorn Holdings for $78.7 million. In 2006, investing activities used cash of $7.0 million primarily attributable to the Company’s significant capital expenditures and capital expenditure plan over the past four years.

Cash Flows From Financing Activities

Our net financing needs were $1.1 million in 2008 compared to a net inflow of $64.0 million in 2007. In 2008, net borrowings under our revolver of $16.7 million, proceeds of $7.9 million from the private placement of common stock and $13.0 million from our rights offering substantially offset principal repayments on long-term debt of $38.5 million. In 2007, net cash provided by financing activities included borrowings under debt agreements of $101.8 million (principally to fund the Adorn and American Hardwoods acquisitions), and $10.9 million of proceeds from the private placement of common stock. Net short-term borrowing payments of $8.5 million and principal payments on long-term debt of $38.1 million partially reduced the cash inflows.

In 2006, financing activities generated cash of $7.4 million primarily reflecting short-term borrowings of $10.0 million. Principal payments on long-term debt of $2.6 million partially reduced the cash inflows.

Capital Resources

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

In January 2007, the Company secured a term note for $7.5 million in conjunction with the American Hardwoods, Inc. acquisition. Interest on this note was at Prime or the Eurodollar rate plus a percentage based on our cash flow. This note provided for a five-year maturity in January 2012 and a ten-year amortization schedule with monthly principal and interest payments due at the end of each month which began in February 2007.

In April 2007, in conjunction with the addition of the new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds. These bonds were purchased by JPMorgan Chase and are subject to the terms of a loan agreement with JPMorgan Chase. The bonds bear interest at a variable tax-exempt bond rate with principal and interest payments due monthly over five years and covenants consistent with the Company’s revolving credit agreement. The loan agreement is subject to a five-year amortization period with a balloon payment in April 2012.

In May 2007, the Company completed the acquisition of Adorn Holdings, Inc. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “Credit Facility”) comprised of revolving credit availability of $35 million and a term loan of $75 million. The Credit Facility provided for a five-year maturity and replaced the Company’s previous credit agreement and related term loans. The Company kept the outstanding industrial revenue bonds in place in conjunction with this new Credit Facility and these bonds are therefore part of the consolidated debt package. The Credit Facility bears interest at Prime or the Eurodollar rate plus the Company’s credit spread which is based on cash flow leverage. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments that began in September 2007. In order to reduce its vulnerability to variable interest rates, this package includes an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving Credit Facility is subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.2 million in financing costs as part of this transaction. Pursuant to the Credit Agreement, the Company was required to maintain certain financial ratios including a leverage ratio, a debt service coverage ratio, and other financial ratios, all of which were effective beginning in the third quarter of 2007. Obligations under the Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.

In June 2007, the Company entered into an agreement with one of its suppliers to sell a portion of its inventory back in return for a vendor managed inventory program. In conjunction with this agreement, the Company received approximately $9.4 million in proceeds which were used to pay down its term loan.

Additional financing for the Adorn acquisition was provided by Tontine Capital. Concurrently with the closing of the Adorn acquisition, Tontine Capital, a significant shareholder of Patrick, purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11.0 million, less related costs. Tontine Capital also provided additional interim debt financing of approximately $14.0 million in the form of senior subordinated promissory notes with an initial interest rate of 9.50% which was payable in cash or in-kind. Interest on these notes increased to 13.50% on May 19, 2008. On March 10, 2008, the Company entered into a Securities Purchase Agreement providing for the sale in a private placement of an additional 1,125,000 shares of its common stock to Tontine Capital at $7.00 per share, for an aggregate purchase price of $7.9 million. The sale was completed on March 12, 2008. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the approximate $14.8 million in principal then outstanding under the senior subordinated promissory notes and to pay related accrued interest.

On March 10, 2008, the Company entered into a Standby Purchase Agreement (the “2008 Standby Purchase Agreement”) with Tontine Capital in connection with the Company’s rights offering of 1,850,000 shares of common stock to its shareholders. Under the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. On June 26, 2008, the Company consummated the transactions set forth in the 2008 Standby Purchase Agreement with Tontine Capital in connection with the completion of its previously announced rights offering. Pursuant to the terms of the 2008 Standby Purchase Agreement, Tontine Capital purchased in a private placement its pro rata portion of the 1,850,000 shares of the Company’s common stock offered in the rights offering and all shares of common stock that were unsubscribed for by the Company’s shareholders at the close of the rights offering, for an aggregate purchase by Tontine Capital of 1,706,874 shares of common stock and for a total purchase price of approximately $11.9 million. Including the proceeds of Tontine Capital’s purchase, the Company raised a total of approximately $13.0 million of additional equity capital in the rights offering of common stock to its shareholders. The Company used the proceeds from the rights offering to prepay approximately $7.1 million of remaining principal under the senior subordinated promissory notes and to pay approximately $0.3 million of related accrued interest, and used the remaining proceeds to reduce borrowings under its Credit Facility on the first day of the fiscal third quarter of 2008.

In connection with the 2008 private placement and the 2007 Standby Purchase Agreement, the Company amended its Rights Agreement (the “Rights Agreement”), dated as of March 21, 2006, as amended on May 18, 2007, with National City Bank, as Rights Agent, to permit the acquisition by Tontine Capital of the shares offered in the 2008 private placement and in the rights offering.

On March 30, 2008, in conjunction with the performance of its physical inventory at a Patrick manufacturing facility, the Company discovered that certain procedures were not being followed in accordance with the Company’s established policies. The Company conducted an internal investigation and discovered that certain members of the management team at that particular facility had engaged in collusive acts to circumvent various controls in order to misappropriate Company assets and concealed the misappropriation by underreporting scrap at the facility. As a result of the investigation and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008. The impact of the $0.7 million inventory adjustment did not have a material impact on the Company’s liquidity or Credit Facility at March 30, 2008, or in any other prior periods.

During 2008, the Company paid down $37.8 million in principal on its long-term debt. The debt repayments were funded by a combination of operating cash flow, the net proceeds from the previously announced sale of the idle California facility, and the Company’s rights offering to its shareholders.

The Credit Facility is subject to certain restrictive covenants that, among other things, required the Company to maintain certain financial ratios.  In addition, the related agreement imposes restrictions on capital additions, additional debt, merger transactions, and the disposition of significant assets.  At December 31, 2007, the Company was in violation of one of its financial covenants.  The Company operated under a waiver of this violation until March 19, 2008, at which time the credit agreement was amended.  The amendments to the credit agreement modified certain financial covenants, terms and reporting requirements, and include the following provisions:

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

Consistent with the proactive approach the management team has been taking to manage the business during this market downturn, the Company reported in its second quarter 2008 Form 10-Q that it was anticipating a third quarter violation of its leverage and fixed charge covenants under the terms of the Credit Agreement as a result of the deterioration in all three of the major markets it serves. The Company subsequently reported in its third quarter 2008 Form 10-Q that it was in violation of those covenants at September 28, 2008 under the terms of the Credit Facility. As these covenant violations were not cured as of the filing of our Form 10-Q for the third quarter ended September 28, 2008, the remaining $45.5 million of long-term debt was reclassified to current liabilities until such time as an amended and/or new credit facility could be established.

On December 11, 2008, the Company entered into a Second Amendment and Waiver (the “Amendment”) to its senior secured credit agreement dated May 18, 2007 (the “Credit Agreement”). The Amendment included both the addition and modification of certain definitions, terms and reporting requirements and amended the termination date of the Credit Agreement to expire on January 3, 2011.

Under the terms of the Amendment, the lenders waived any Event of Default (as defined in the Credit Agreement) that resulted from the Company’s failure to comply with the Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants for the Computation Period ended September 28, 2008. The financial covenants were amended to eliminate certain covenants in lieu of covenants more suited to current and expected operating conditions. Specifically, the Consolidated Net Worth, Minimum Fixed Charge Coverage Ratio and Maximum Leverage Ratio covenants were eliminated, in lieu of new one-month and two-month minimum Consolidated EBITDA requirements and a $2.25 million capital expenditures limitation for any fiscal year.

Effective with the Amendment to the Credit Agreement on December 11, 2008, the Company’s credit facility consisted of a term loan and a revolving line of credit. Borrowings under the revolving line of credit were subject to a borrowing base, up to a borrowing limit of $33.0 million. The principal amount outstanding under the term loan of approximately $38.5 million at September 30, 2008 remained unchanged under the amended terms. Pricing under the revolving line of credit and the term loan was adjusted to be more consistent with current market rates for similar credits. The interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the “ABR”) plus 3.50%, or the London Interbank Offer Rate (“LIBOR”) plus 4.50%. For term loans, interest rates were the ABR plus 6.50%, or LIBOR plus 7.50%. The Company had the option to pay a portion of the interest in kind on the term loan. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%. The Company incurred approximately $0.7 million in financing costs as part of this transaction.

Effective with the Amendment to the Credit Agreement on December 11, 2008, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the swap value will be recorded within earnings on the statements of operations. For the year ended December 31, 2008, a loss of $46,000 was recognized in earnings for the portion of the changes in fair value of the ineffective swaps.

As part of the lenders’ consideration for the Amendment, on December 11, 2008, the Company entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.

In connection with the Warrants and the Warrant Agreement, on December 11, 2008, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the lenders and Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. The Registration Rights Agreement

provides that the Company shall file a registration statement on Form S-3 registering the shares of common stock that may be issued upon the exercise of the Warrants, as well as a registration statement on Form S-3 registering the shares of common stock held by Tontine Capital, and also provides the holders of the Warrants and Tontine Capital certain demand registration rights and piggy-back registration rights in the event the Company files a registration statement with the Securities and Exchange Commission, subject to certain exceptions.

At March 1, 2009 (February month end), the Company was in violation of its Consolidated EBITDA financial covenant under the terms of the credit agreement that was amended in December 2008. On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement dated May 18, 2007. The Third Amendment to the Credit Agreement amended and/or added certain definitions, terms and reporting requirements and included the following provisions:

(a)

The lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from the Company’s failure to comply with the one-month and two-month Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009.

(b)

The financial covenants were modified to establish new one-month and two-month minimum Consolidated EBITDA requirements that will be effective beginning with the fiscal month ended June 28, 2009 and July 26, 2009, respectively. Until that date, there is no applicable minimum Consolidated EBITDA requirement.

(c)	The definition of Consolidated EBITDA was amended to exclude the effects of losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent.
(d)	The revolving commitments were reduced by $5.0 million to a maximum of $30.0 million.
(e)	The monthly borrowing limits under the revolving commitments were reset in conjunction with projected monthly cash flows.
(f)	The Company will provide an appraisal by a lender approved firm of each parcel of real estate owned by the Company and its subsidiaries within 60 days of the effectiveness of the Third Amendment.
(g)	The receipt of net cash proceeds related to any asset disposition, other than proceeds attributable to inventory and receivables, will be used to pay down principal on the term loan.

Effective with the Third Amendment, the Company’s credit facility consists of a term loan and a revolving line of credit. Borrowings under the revolving commitments are subject to a borrowing base, up to a borrowing limit. The maximum borrowing limit amount was reduced from $33.0 million (as defined in the second amendment to the Credit Agreement) to $29.0 million. The principal amount outstanding under the term loan at March 29, 2009 remained unchanged under the amended terms. The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement also remained unchanged. The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the credit facility including the financial covenants.

Summary of Liquidity and Capital Resources

Our primary capital requirements are to meet seasonal working capital demands, meet debt service requirements, and support our capital expenditure plans. We also have a substantial asset collateral base, which we believe if sold in the normal course, is more than sufficient to cover our outstanding senior debt, and the market value of our major tangible properties exceeds the book value. We obtain additional liquidity through selling our products and collecting receivables. We use the funds collected to pay creditors and employees and to fund working capital needs. The Company has another source of cash through the cash surrender value of life insurance policies. As of December 31, 2008, the gross cash surrender value of life insurance is approximately $3.0 million. The Company can borrow an estimated additional amount of $2.0 million against the net cash surrender value at December 31, 2008.  We believe that cash generated from operations and borrowings under our current Credit Facility and life insurance policies will be sufficient to fund our working capital requirements and capital expenditure programs as currently contemplated.  Our current Credit Facility allows us to borrow funds based on certain percentages of accounts receivable (80% of eligible accounts) and inventories (50% of eligible inventory), less outstanding letters of credit.

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

Cash, cash equivalents, and borrowings available under our Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months. Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries and the payment cycles of our customers. The level of cash availability is projected to be in excess of cash needed to operate our businesses for the next year. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly.

We believe that maintaining compliance with the revised minimum one and two-month Consolidated EBITDA covenants, as modified in the Third Amendment, is probable based on the Company’s 2009 operating plan, notwithstanding significant changes in market conditions. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these requirements. However, there can be no assurance that these actions will be successful.

If we fail to comply with the covenants under our amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement. In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full. Further, if current unfavorable credit market conditions were to persist throughout 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

While we will explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2008, and the future periods during which we expect to settle these obligations. We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

(thousands)	Payments due by period
Contractual Obligations	2009	2010-2011	2012-2013	Thereafter	Total
Revolving line of credit	$ 18,200	$ -	$ -	$ -	$ 18,200
Long-term debt (1)	14,741	24,967	2,400	-	42,108
Interest payments on debt (2)	3,361	1,614	63	-	5,038
Purchase obligation (3)	5,102	-	-	-	5,102
Deferred compensation payments	341	922	814	3,910	5,987
Building Leases	2,376	2,927	2,323	4,349	11,975
Operating Leases	1,319	1,730	506	329	3,884
Total contractual cash obligations	$ 45,440	$ 32,160	$ 6,106	$ 8,588	$ 92,294

(1)

The estimated long-term debt payment of $14.7 million in 2009 includes $6.6 million of payments based on normal debt service requirements. In addition, it is anticipated that the Company will use the net proceeds from the planned sales of three buildings classified as available for sale to prepay approximately $8.1 million in principal on the Company’s term loan.

(2)

Scheduled interest payments on debt are calculated as follows: (a) revolving line of credit – 6.75% interest rate in effect at December 31, 2008; (b) term loan – 5.93% interest rate in effect as of January 2, 2009; (c) industrial revenue bonds – average interest rate of 5.38% in 2008; and (d) Oregon and North Carolina revenue bonds – average weekly interest rate in 2008 of 3.87% and 3.59%, respectively.

(3)	The purchase obligation primarily relates to an inventory purchase commitment to be settled within one year.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed	Outstanding at 12/31/08	Date of Expiration
Revolving Credit Agreement (1)	$ 35,000	$ 18,200	January 3, 2011
Letters of Credit	$ 15,000	$ 3,584	January 3, 2011
(1)	Effective with the Third Amendment to the Credit Agreement, the total amount committed under the revolving credit agreement was reduced to $30 million.

Off-Balance Sheet Arrangements

Other than the commercial commitments set forth above, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions. Other significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The Company has identified the following critical accounting policies and judgments:

Trade Receivables. We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets. Trade receivables consist primarily of amounts due to us from our normal business activities. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on our historical write-off and collection experience and specific risks identified in the accounts receivable portfolio. A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts. Based on the Company’s estimates and assumptions, an allowance for doubtful accounts of $2.0 million and $153,000 was established at December 31, 2008 and 2007, respectively. The increase in the allowance at December 31, 2008 primarily reflects certain customers of the Company that have closed or filed bankruptcy. There were no material changes made to the accounting estimates for 2007 and 2006.

Inventories. Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives. Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $2.0 million and $1.1 million was established at December 31, 2008 and 2007, respectively. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. There was no material change made to the accounting estimate in 2006.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the manufactured housing or recreational vehicle industries, and/or a loss of a major customer or several customers. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. A change in the Company’s business climate in 2008, including a significant downturn in the Company’s operations, led to a required assessment of the recoverability of the Company’s long-lived assets, which subsequently resulted in an impairment charge of $3.5 million related to machinery, furniture and equipment. No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2007 and 2006, and therefore the Company has not recognized any impairment charges for those years. See Note 6 to the Consolidated Financial Statements for further details regarding the impairment charge in 2008.

All of the Company’s goodwill and long-lived asset impairment assessments are based on established fair value techniques, including discounted cash flow analysis. These analyses require management to estimate both future cash flows and an appropriate discount rate to reflect the risk inherent in the current business model. The assumptions supporting valuation models, including discount rates, are determined using the best estimates as of the date of the impairment review. These estimates are subject to significant uncertainty, and differences in actual future results may require further impairment charges, which may be significant.

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

Note 7 to the Consolidated Financial Statements sets out the impact of $56.7 million of charges taken in the fourth quarter of 2008 to recognize the impairment of goodwill and other intangible assets and the factors which led to changes in estimates and assumptions. Significant assumptions used in our step one discounted cash flow analysis for the reporting units included a five-year compound average growth rate (CAGR) of 0.7%, weighted average cost of capital of 14.5%, and a terminal value growth rate of 2.5%.

Deferred Income Taxes. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  The Company recorded a valuation allowance in the fourth quarter of 2008. See Note 10 to the Consolidated Financial Statements.

OTHER

Sale of Property

In 2008, the Company sold an idle manufacturing facility in Fontana, California, which was exited in 2007, resulting in a pretax gain on sale of approximately $4.2 million. The building that was sold formerly housed the Company’s west coast molding division. In 2007, the Company consolidated this molding division into its Fontana custom vinyls facility. The consolidation was part of a multiphase integration effort following the acquisition of Adorn.

Purchase of Property

Not Applicable.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, and aluminum are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) of Part IV on page 49 of this Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal controls over financial reporting were effective as of December 31, 2008. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 and is incorporated herein by reference.

The Company has determined that Terrence D. Brennan, Keith V. Kankel, Larry D. Renbarger and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics Applicable to Senior Executives including, but not limited to, the Chief Executive Officer and Chief Financial Officer of the Company. Our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are available on the Company’s web site at www.patrickind.com under “Corporate Governance”. We intend to post on our web site any amendments to, or waivers from, our Corporate Governance Guidelines and our Code of Ethics Policy Applicable to Senior Executives. We will provide shareholders with a copy of these policies without charge upon written request directed to the Company’s Corporate Secretary at the Company’s address.

Corporate Governance

Information on our corporate governance practice is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, under the captions “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, under the captions “Certain Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009, under the heading “Accounting Information,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) The financial statements listed in the accompanying Index to the Financial Statements on page F-1 of the separate financial section of this Report are incorporated herein by reference.

(3) The exhibits required to be filed as part of this annual report on Form 10-K are listed under (c) below.

(c)	Exhibits
Exhibit Number	Exhibits
3.1

Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibits 3.1 and 3.2 to the Company’s Form 10-Q filed on May 14, 1996, Exhibit 3.2 to Form S-3 filed on December 28, 2007, and Exhibit 3.1 to Form 8-K filed on June 27, 2008 and incorporated herein by reference).

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Form 8-K on June 27, 2008 and Exhibit 3.1 to Form 8-K filed on January 21, 2009 and incorporated herein by reference).

4.1

Rights Agreement, dated March 21, 2006, between Patrick Industries, Inc. and National City Bank, as Rights Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2006 and incorporated herein by reference).

4.2

Amendment No. 1 to Rights Agreement, dated May 18, 2007, between Patrick Industries, Inc. and National City Bank, as Rights Agent (filed as Exhibit 10.5 to the Company’s Form 8-K filed on May 24, 2007 and incorporated herein by reference).

4.3

Amendment No. 2 to Rights Agreement, dated March 12, 2008, between Patrick Industries, Inc. and National City Bank, as Rights Agent (filed as Exhibit 10.3 to the Company’s Form 8-K filed on March 13, 2008 and incorporated herein by reference).

4.4

Second Amended and Restated Registration Rights Agreement, dated as of December 11, 2008, by and among Patrick Industries, Inc., Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P. and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 15, 2008 and incorporated by reference).

10.1

Loan Agreement dated as of December 1, 1994 between the State of Oregon Economic Development Commission, along with the Pledge and Security Agreement relating thereto (filed as Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.2*	Patrick Industries, Inc. 1987 Stock Option Program, as amended (filed as Exhibit 10(e) to the Company’s Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.3

Amendment to extend Patrick Industries, Inc. 1987 Stock Option Program to May 14, 2014 (filed as Exhibit 10(h)(1) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.4*	Patrick Industries, Inc. 401(k) Employee Savings Plan (filed as Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.5*

Form of Employment Agreements with Executive Officers (filed as Exhibit 10(e) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.6*

Form of Deferred Compensation Agreements with Executive Officers (filed as Exhibit 10(f) to the Company’s Form 10-K/A-1 amending its report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.7

Commercial Lease dated December 1, 2004 between Teachers Insurance and Annuity Association of America (TIAA) as lessor, and the Company, as lessee (filed as Exhibit 10(v)

to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.8	Patrick Industries, Inc. Form of Stock Option (filed as Exhibit 10(x) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.9

Patrick Industries, Inc. form of Directors’ Annual Restricted Stock Grant (filed as Exhibit 10(y) to the Company’s Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.10

Credit Agreement, dated May 18, 2007, among Patrick Industries, Inc., JPMorgan Chase Bank, N.A.; Fifth Third Bank; Bank of America, N.A./LaSalle Bank National Association; Key Bank, National Association; RBS Citizens, National Association/Charter One Bank; Associated Bank; National City Bank; and 1st Source Bank (collectively, the “Lenders” and JPMorgan Chase Bank, N.A., as administrative agent) (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2007 and incorporated herein by reference).

10.11

First Amendment and Waiver, dated March 19, 2008, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2008 and incorporated herein by reference).

10.12

Second Amendment and Waiver, dated December 11, 2008, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2008 and incorporated herein by reference).

10.13

Warrant Agreement, dated December 11, 2008, among Patrick Industries, Inc., and the holders of the Warrants (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 15, 2008 and incorporated herein by reference).

10.14

Third Amendment and Waiver, dated April 14, 2009, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2009 and incorporated herein by reference).

10.15

Securities Purchase Agreement, dated March 10, 2008, by and among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund L.P., and Patrick Industries, Inc. (filed as Exhibit 10.1 to Form 8-K filed on December 15, 2008 and incorporated herein by reference.

12**	Statement of Computation of Operating Ratios.

16.1	Letter from McGladrey & Pullen, LLP to the SEC dated April 6, 2007 (filed as Exhibit 16.1 to Form 8-K filed on April 6, 2007 and incorporated herein by reference).

21**	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP.

23.2**	Consent of McGladrey & Pullen LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

*Management contract or compensatory plan or arrangement.

**Filed herewith.

All other financial statement schedules are omitted because they are not applicable or the required information is immaterial or is shown in the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRICK INDUSTRIES, INC

Date: April 14, 2009

By: /s/ Todd M. Cleveland

Todd M. Cleveland

President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	April 14, 2009
Paul E. Hassler

/s/ Todd M. Cleveland	President and Chief Executive Officer	April 14, 2009
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	Executive Vice President-Finance, Secretary-	April 14, 2009
Andy L. Nemeth	Treasurer, Chief Financial Officer and Director
(Principal Financial Officer)

/s/ Darin R. Schaeffer	Vice President, Corporate Controller, and	April 14, 2009
Darin R. Schaeffer	Principal Accounting Officer

/s/ Terrence D. Brennan	Director	April 14, 2009
Terrence D. Brennan

/s/ Joseph M. Cerulli	Director	April 14, 2009
Joseph M. Cerulli

/s/ Keith V. Kankel	Director	April 14, 2009
Keith V. Kankel
/s/ Larry D. Renbarger	Director	April 14, 2009
Larry D. Renbarger
/s/ Walter E. Wells Walter E. Wells	Director	April 14, 2009

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Patrick Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Patrick Industries, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Grand Rapids, Michigan

April 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006, of Patrick Industries, Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Patrick Industries, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey & Pullen LLP

Elkhart, Indiana

April 2, 2007, except for the effects of the reclassification of discontinued operations as discussed in Note 3 as to

which the date is April 14, 2009.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands except share data)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$ 2,672	$ 151
Trade receivables, net of allowance for doubtful accounts (2008: $2,031; 2007: $153)	8,290	10,954
Inventories	21,471	34,721
Income taxes receivable	37	3,728
Prepaid expenses and other	2,766	4,540
Deferred tax assets	-	1,605
Assets held for sale	15,816	24,251
Total current assets	51,052	79,950
Property, plant and equipment, net	34,621	43,727
Goodwill	2,140	29,514
Intangible assets, net	7,400	38,469
Deferred tax assets, net of valuation allowance (2008: $17,967; 2007: $0)	-	-
Deferred financing costs, net of accumulated amortization (2008: $891; 2007: $265)	2,270	1,861
Other non-current assets	3,010	2,721
TOTAL ASSETS	$ 100,493	$ 196,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$ 14,741	$ 8,628
Short-term borrowings	18,200	1,479
Accounts payable	5,156	14,349
Accrued liabilities	7,252	7,568
Total current liabilities	45,349	32,024
Long-term debt, less current maturities and discount	27,367	71,501
Deferred compensation and other	5,708	4,180
Deferred tax liabilities	1,309	16,604
TOTAL LIABILITIES	79,733	124,309
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2008 - 9,025,939 shares; issued 2007 – 6,002,461 shares	53,522	32,635
Accumulated other comprehensive loss	(1,439)	(672)
Additional paid-in-capital	362	148
Retained earnings (deficit)	(31,685)	39,822
TOTAL SHAREHOLDERS’ EQUITY	20,760	71,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 100,493	$ 196,242
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands except per share data)	For the years ended December 31,
	2008	2007	2006
NET SALES	$ 325,151	$ 370,210	$ 302,869
Cost of goods sold	297,133	323,964	264,679
Restructuring charges	779	2,181	-
GROSS PROFIT	27,239	44,065	38,190
Operating expenses:
Warehouse and delivery	16,533	18,879	14,068
Selling, general and administrative	26,859	26,712	19,626
Goodwill impairment	27,374	-	-
Intangible assets impairments	29,353	-	-
Restructuring charges	202	183	-
Amortization of intangible assets	1,716	1,001	99
Gain on sale of fixed assets	(4,566)	(231)	(103)
Total operating expenses	97,471	46,544	33,690
OPERATING INCOME (LOSS)	(70,232)	(2,479)	4,500
Interest expense, net	6,377	6,529	1,631
Income (loss) from continuing operations before income taxes (credit)	(76,609)	(9,008)	2,869
Income taxes (credit)	(9,952)	(2,928)	1,201
Income (loss) from continuing operations	(66,657)	(6,080)	1,668
Income (loss) from discontinued operations	(7,699)	351	1,654
Income taxes (credit)	(2,849)	114	693
Income (loss) from discontinued operations	(4,850)	237	961

NET INCOME (LOSS)	$ (71,507)	$ (5,843)	$ 2,629

Basic net income (loss) per common share:
Continuing operations	$ (8.32)	$ (1.07)	$ 0.34
Discontinued operations	(0.61)	0.04	0.19
Net income (loss)	$ (8.93)	$ (1.03)	$ 0.53
Diluted net income (loss) per common share:
Continuing operations	$ (8.32)	$ (1.07)	$ 0.34
Discontinued operations	(0.61)	0.04	0.19
Net income (loss)	$ (8.93)	$ (1.03)	$ 0.53

Weighted average shares outstanding – basic	8,009	5,653	4,930
Weighted average shares outstanding – diluted	8,009	5,653	4,978

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006 (thousands except share data)	Compre- hensive Income (Loss)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Additional Paid-in-Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2005	$ 1,423	$ -	$ 19,715	$ (1)	$ (70)	$ -	$ 43,036	$ 62,680
Net income	2,629	-	-	-	-	-	2,629	2,629
Adoption of SFAS 123R	-	-	(70)	-	70	-	-	-
Change in fair value of interest rate swap, net of tax	66	-	-	66	-	-	-	66
Issuance of common stock for stock award plan	-	-	249	-	-	-	-	249
Issuance of common stock for officers’ stock grant	-	-	80	-	-	-	-	80
Issuance of 46,900 shares upon exercise of common stock options including tax benefit	-	-	386	-	-	-	-	386
Adoption of SFAS 158	-	-	-	(162)	-	-	-	(162)
Stock compensation expense	-	-	-	-	-	148	-	148
Balance, December 31, 2006	$ 2,695	$ -	$ 20,360	$ (97)	$ -	$ 148	$ 45,665	$ 66,076
Net loss	(5,843)	-	-	-	-	-	(5,843)	(5,843)
Change in accumulated pension obligation, net of tax	53	-	-	53	-	-	-	53
Change in fair value of interest rate swap, net of tax	(628)	-	-	(628)	-	-	-	(628)
Issuance of common stock for stock award plan	-	-	286	-	-	-	-	286
Issuance of 980,000 shares in private placement, net of expenses	-	-	10,851	-	-	-	-	10,851
Net Issuance of 128,553 shares under stock based plans including tax benefit	-	-	82	-	-	-	-	82
Issuance of 37,125 shares upon exercise of common stock options including tax benefit	-	-	359	-	-	-	-	359
Stock option & compensation expense	-	-	874	-	-	-	-	874
Rights offering expenses	-	-	(177)	-	-	-	-	(177)
Balance, December 31, 2007	$ (6,418)	$ -	$ 32,635	$ (672)	$ -	$ 148	$ 39,822	$ 71,933
Net loss	(71,507)	-	-	-	-	-	(71,507)	(71,507)
Change in accumulated pension obligation, net of tax	(17)	-	-	(17)	-	-	-	(17)
Change in fair value of interest rate swap, net of tax	(750)	-	-	(750)	-	-	-	(750)
Issuance of warrants to purchase 474,049 shares	-	-	-	-	-	214	-	214
Issuance of common stock for stock award plan	-	-	228	-	-	-	-	228
Issuance of 1,125,000 shares in private placement	-	-	7,875	-	-	-	-	7,875
Issuance of 1,850,000 shares in rights offering	-	-	12,950	-	-	-	-	12,950
Shares used to pay taxes on stock grants	-	-	(75)	-	-	-	-	(75)
Stock option & compensation expense	-	-	497	-	-	-	-	497
Rights offering and private placement expenses	-	-	(588)	-	-	-	-	(588)
Balance, December 31, 2008	$ (72,274)	$ -	$ 53,522	$ (1,439)	$ -	$ 362	$ (31,685)	$ 20,760

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (71,507)	$ (5,843)	$ 2,629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,357	5,367	3,987
Amortization	1,716	1,001	99
Stock-based compensation expense	726	1,519	477
Deferred compensation expense	615	1,303	296
Deferred income taxes	(13,690)	(144)	156
Gain on sale of fixed assets	(4,566)	(231)	(103)
Restructuring charges	221	1,297	-
Goodwill impairment	27,374	-	-
Intangible assets impairments	29,353	-	-
Fixed asset impairments	3,505	-	-
Gain on insurance proceeds	-	-	(129)
Decrease in cash surrender value of life insurance	87	87	25
Adjustment to carrying value of assets held for sale	6,070	-	-
Other	-	-	(91)
Change in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	3,804	16,073	2,350
Inventories	16,523	17,252	(9,363)
Prepaid expenses and other	1,681	50	(56)
Income taxes receivable	3,691	(3,404)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(10,015)	(11,419)	(1,643)
Income taxes payable	(236)	(316)	277
Net cash provided by (used in) operating activities	1,709	22,592	(1,089)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,218)	(2,453)	(7,480)
Proceeds from sale of property and equipment	6,594	1,269	343
Proceeds from life insurance	101	516	371
Insurance premiums paid	(615)	(252)	(223)
Acquisition of American Hardwoods	-	(7,136)	-
Acquisition of Adorn, LLC, net of cash acquired	-	(78,737)	-
Net cash provided by (used in) investing activities	1,862	(86,793)	(6,989)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	501	101,801	-
Short-term borrowings (payments), net	16,721	(8,521)	10,000
Principal payments on long-term debt	(38,522)	(38,144)	(2,628)
Payments on deferred compensation obligations	(395)	(349)	(330)
Proceeds from private placement of common stock, net of expenses	7,875	10,851	-
Proceeds from rights offering	12,950	-	-
Payment of deferred financing/debt issuance costs	(1,035)	(2,126)	-
Proceeds from exercise of common stock options, including tax benefit	-	359	386
Other	855	124	(70)
Net cash provided by (used in) financing activities	(1,050)	63,995	7,358
Increase (decrease) in cash and cash equivalents	2,521	(206)	(720)
Cash and cash equivalents at beginning of year	151	357	1,077
Cash and cash equivalents at end of year	$ 2,672	$ 151	$ 357

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Patrick Industries, Inc., and its wholly-owned subsidiaries, Adorn Holdings, Inc. (“Adorn”), Adorn, LLC, Harlan Machinery, Inc., and Machinery, Inc. (“Patrick” or the “Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The business related to Adorn and Adorn, LLC is included in the consolidated financial statements from the date of acquisition. See Note 2.

Certain prior years’ amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our significant estimates include the valuation of goodwill, the valuation of long-lived assets, the allowance for doubtful accounts, excess and obsolete inventories and deferred tax asset valuation allowances. Actual results could differ from the amounts reported.

Nature of Business

The Company's operations consist of the manufacture and distribution of building products and materials for use primarily by the manufactured housing, recreational vehicle, and industrial markets for customers throughout the United States and Canada. Patrick operates in three business segments: Primary Manufactured Products, Distribution and Other Component Manufactured Products. The Company currently maintains 14 manufacturing plants and 10 distribution facilities located in 14 states.

Risks and Uncertainties

The Company purchases significant amounts of materials, which are commodities, from a limited number of suppliers. The purchase price of such items can be volatile as it is subject to prevailing market conditions, both domestically and internationally. The Company's purchases of these items can be based on supplier allocations.

Revenue Recognition

The Company ships product based on specific orders from customers and revenue is recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery. The Company’s selling price is fixed and determined at the time of shipment and collectability is reasonably assured and not contingent upon the customer’s use or resale of the product.

Shipping and Handling - The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses. The amounts recorded in warehouse and delivery expenses were $1.0 million, $0.8 million and $1.6 million for 2008, 2007, and 2006, respectively.

Costs and Expenses

Cost of goods sold includes material costs, direct and indirect labor, overhead expenses, inbound freight charges, inspection costs, internal transfer costs, receiving costs, and other costs.

Warehouse and delivery expenses include salaries and wages, building rent and insurance, and other overhead costs related to distribution operations and delivery costs related to the shipment of finished and distributed products to customers.

Purchasing costs are included in selling, general and administrative (“SG&A”) expenses.

Restructuring Charges

Restructuring costs are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” ("SFAS No. 146"). Restructuring charges for the years ended December 31, 2008 and 2007 are comprised of expenses associated with the restructuring plan announced in May 2007 in conjunction with the Adorn acquisition and included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines. Losses on property lease obligations are recorded when the lease is abandoned. Termination benefits are recorded at the time they are communicated to the affected employees. Asset write-downs are recorded consistent with our accounting policy related to long-lived assets. See Note 4 for further information.

Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, stock awards, and warrants. The dilutive effect of stock options, stock awards, and warrants is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options and warrants were not included in the computation of diluted net income per share because those options’ and warrants’ exercise prices were greater than the average market price of the common shares. See Note 12 for the calculation of both basic and diluted income per common share.

For the years ended December 31, 2008 and 2007, there is no difference in basic or diluted earnings per share since a net loss was recorded in both years, resulting in all common stock equivalents having no dilutive effect. For the year ended December 31, 2006, there were no shares related to stock plans excluded from diluted average common shares outstanding because their effect would be anti-dilutive.

Cash and Cash Equivalents

Cash and cash equivalents include all overnight sweep investments with an initial maturity of up to 90 days.

Trade Receivables

Trade receivables, including those designated as held for sale, consist primarily of amounts due to the Company from its normal business activities. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off experience, the level of past-due amounts, and specific risks identified in the trade receivables portfolio. A change in the Company’s assumptions would result in the Company recovering an amount of its trade receivables that differs from the carrying value.

Based on the Company’s estimates and assumptions, the allowance for doubtful accounts was increased by $1.9 million to $2.0 million at December 31, 2008 compared to $153,000 for 2007. The increase primarily reflects certain customers of the Company that have closed or filed bankruptcy. There were no material changes made to the accounting estimates in 2007 and 2006.

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2008	2007
Balance at January 1	$ 153	$ 150
Acquired assets	-	150
Provisions made during the year	1,998	4
Write-offs	(208)	(190)
Recoveries during the year	88	39
Balance at December 31	$ 2,031	$ 153

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market. Based on the inventory aging and other considerations for realizable value, we write down the carrying value to market value where appropriate. We review inventory on-hand and record provisions for obsolete inventory. A significant increase in the demand for our raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Although we make efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and operating results. The cost of manufactured inventories includes raw materials, labor and overhead. The Company’s distribution inventories include the cost of raw materials and inbound freight. The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives.

Assets Held for Sale

The components of assets held for sale are as follows:

(thousands) As of December 31	2008	2007
American Hardwoods	$ 4,340	$ 6,741
Aluminum extrusion operation	9,894	17,510
Owned real estate	1,582	-
Total	$ 15,816	$ 24,251

Assets held for sale related to discontinued operations pertain to the sale of American Hardwoods, Inc. (“American Hardwoods”) and the aluminum extrusion operation. See Note 3 for further details. Primarily as a result of consolidation efforts, the Company’s owned facility located in Fontana, California is classified as held for sale.

These assets are included on a separate line in the consolidated statements of financial position at the lower of their carrying value or their estimated fair value, less estimated costs to sell. It is anticipated these assets will be sold within the next twelve months.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is recorded at cost. Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 40 years for buildings and improvements, and from 3 to 15 years for machinery, equipment and transportation equipment. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations. Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

Goodwill and Intangible Assets

Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values. Goodwill and other intangible assets are related to our Primary Manufactured Products and Other Component Manufactured Products segments. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment tests based on their estimated fair value. Finite-lived intangible assets relate to customer relationships and non-compete agreements. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company tests for goodwill impairment in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. First, the fair value of the reporting unit is compared to its carrying value. When estimating fair value, the Company calculates the present value of future cash flows based on projected future operating results and business plans, forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required.

If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount that is recorded and charged to operations. See Note 7 for further information regarding goodwill and other intangible assets impairments.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets, including property, plant and equipment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows.  If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge. See Note 6 for further information regarding fixed asset impairments.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets on the statement of financial position and are amortized over the life of the related debt or credit facility using the effective interest method.

Accrued Self-Insurance

The Company is self-insured for a significant portion of its workers’ compensation and health insurance coverage, subject to certain stop loss deductibles. The Company accrues as claims are incurred or by accruing incurred but not reported claims as required.

Derivative Financial Instruments

All derivatives are recorded in accrued liabilities on the statement of financial position at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives designated as cash-flow hedges to specific assets and liabilities on the statement of financial position or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, the derivative will continue to be carried on the statement of financial position at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the statement of financial position, with subsequent changes in its fair value recognized in current-period earnings.

Fair Value of Financial Instruments

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

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are recognized in the current year to the extent future deferred tax liability timing differences are expected to reverse. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 ("FIN 48”).  As of the beginning of fiscal year 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits through the provision for income taxes.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share Based Payment” (“SFAS No. 123R”) utilizing the modified prospective approach. Prior to the adoption of SFAS No. 123R, the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of the grant.

The Company recorded compensation expense of $0.7 million, $1.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, as a result of adopting SFAS No. 123R on January 1, 2006.

Prior to the adoption of SFAS No. 123R, the Company classified all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options, to be classified as financing cash flows.

Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, defines comprehensive income as non-shareholder changes in equity. The components of and changes in accumulated other comprehensive income (loss) as of December 31, 2008, 2007, and 2006 are as follows:

			Accumulated
	Interest	Pension	Other
	Rate Swap	Liability	Comprehensive
(thousands)	Adjustment	Adjustment	Loss
Balance, January 1, 2006	$ (1)	$ -	$ (1)
Current period change, net of tax	66	(162)	(96)
Balance, December 31, 2006	65	(162)	(97)
Current period change, net of tax	(628)	53	(575)
Balance, December 31, 2007	(563)	(109)	(672)
Current period change, net of tax	(750)	(17)	(767)
Balance, December 31, 2008	$ (1,313)	$ (126)	$ (1,439)

Recently Issued Accounting Pronouncements

Fair Value Measurements :  Effective January 1, 2008, the Company adopted the provisions of SFAS No.  157,” Fair Value Measurements”, for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements.  There was no impact to the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157.  As of December 31, 2008 and December 31, 2007, liabilities of $2.2 million and $0.9 million, respectively, have been recognized for the fair value of the interest rate swap agreements.  In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and cash and cash equivalents. The interest rate swaps are valued based on LIBOR interest rate and the fair market values are provided by the Company’s lending institution. The fair market value for cash and cash equivalents is equivalent to the sum of the principal amount invested and the amount of interest earned based on the daily fixed interest rate. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at December 31, 2008. Effective with the Amendment to the Credit Agreement on December 11, 2008, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the swap value will be recorded within earnings on the statements of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The preceding paragraph omits disclosures pertaining to long-lived assets and trade receivables due to FSP 157-2. While the Company is currently evaluating the provisions of FSP 157-2, the adoption is not expected to have a material impact on its consolidated financial statements.

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

Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  This statement significantly changes the financial accounting and reporting of noncontrolling (or minority) interests of a subsidiary in consolidated financial statements. This Statement is effective prospectively for the Company beginning on January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material effect on our financial position or results of operations.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.  133”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures regarding how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning on January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations, or cash flows.

Instrument Indexed to Entity’s Own Stock. EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates”.  The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adoption of EITF 07-5 on its warrants issued to lenders on December 11, 2008. See Note 8 for further details.

2.	ACQUISITIONS

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods, a Phoenix, Arizona based distributor of wood products to the industrial markets, for $7.1 million. The purchase of American Hardwoods represented an acquisition of a business and has been accounted for in accordance with SFAS No. 141, “Business Combinations”. The cash consideration exchanged for the assets of American Hardwoods was funded with new debt totaling $7.5 million. The results of operations for American Hardwoods are included in the Company’s Distribution segment for the full year ended December 31, 2008 and for the eleven month period ended December 31, 2007.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The excess of the estimated fair values of the underlying assets acquired and liabilities assumed over the purchase price was allocated pro-rata to the long-lived assets of American Hardwoods.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on

January 29, 2007:

(thousands)
Current assets	$ 4,208
Property, plant and equipment	3,250
Total assets acquired	7,458
Current liabilities	(322)
Net assets acquired	$ 7,136

On January 20, 2009, the Company completed the sale of certain assets and the business of American Hardwoods. The results of operations for the years ended December 31, 2008, 2007 and 2006 were reclassified to discontinued operations. In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The sale of this building is expected to be finalized by the end of the second quarter of 2009. See Note 3.

Adorn Holdings, Inc.

On May 18, 2007, the Company consummated its acquisition of all of the outstanding capital stock of Adorn, an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries for $78.8 million in cash. The acquisition was financed through both debt and equity financing which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. The purchase of Adorn represented an acquisition of a business and has been accounted for in accordance with SFAS No. 141, “Business Combinations”. The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the full year ended December 31, 2008 , and in 2007, from the date of acquisition through December 31, 2007.

The following table summarizes the aggregate consideration paid for the acquisition, with reconciliation to the total net assets acquired:

(thousands)
Cash consideration for repayment of all outstanding Adorn indebtedness and purchase of all outstanding Adorn common stock	$ 77,714
Transaction costs	1,050
Total cash consideration	$ 78,764

The cash consideration exchanged for the capital stock of Adorn was funded through the issuance of Patrick Industries, Inc. common stock in a private placement to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P., (collectively with their affiliates ,“Tontine Capital”) of approximately $11.0 million, the issuance of senior subordinated notes to Tontine Capital of approximately $14.0 million, term debt of $50.0 million under the Company’s $110 million senior secured credit facility (the “Credit Facility”), and borrowings under the Company’s revolving line of credit of approximately $3.8 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized during the third quarter of 2008. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on May 18, 2007:

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

As part of the purchase price allocation, the Company valued acquired inventory at fair value as of the date of the acquisition. The effect of this valuation adjustment was to increase the acquired inventory by $207,000. Based on the average rate at which inventory turns, this adjustment was fully expensed through cost of goods sold during the quarter ended June 30, 2007.

The Company has completed its analysis of the income tax matters and elections related to the Adorn acquisition as of December 31, 2007.

The following unaudited pro forma information assumes the Adorn acquisition occurred as of January 1st of each of the periods presented. The pro forma information contains the actual combined operating results of Adorn with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period. Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transactions. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented:

Year ended December 31
(thousands except per share data)	2007	2006
Revenue	$ 529,395	$ 588,472
Net income (loss)	$ (5,786)	$ 5,050
Basic earnings (loss) per share	$ (1.02)	$ 0.85
Diluted earnings (loss) per share	$ (1.02)	$ 0.85

3.	DISCONTINUED OPERATIONS

In January 2009, the Company announced that it had completed the sale of certain assets and the business of American Hardwoods for cash consideration of approximately $2.0 million. In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The sale of the building is expected to be finalized by the end of the second quarter of 2009. The agreement includes a purchase price of $2.5 million for the building and property and the Company accordingly reclassified approximately $2.5 million of carrying value for this property to assets held for sale as of December 31, 2008. Financial results for American Hardwoods were previously included in the Distribution segment.

In the fourth quarter of 2008, the Company decided to divest certain assets of its aluminum extrusion operation located in Mishawaka, Indiana. Estimated pretax charges associated with the planned divestiture are approximately $5 million. Previously, the financial results of this operation had comprised the entire Engineered Solutions segment.

During the fourth quarter of 2008, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reclassified the assets of both American Hardwoods and the aluminum extrusion operations to assets held for sale, which is included in current assets, in the December 31, 2008 and 2007 consolidated statements of financial position. The liabilities of these entities would not be assumed by a buyer so they have not been classified as held for sale. The Company decided to exit both of these operations as part of its strategic plan to align current operations with businesses within its core competencies and reduce overall fixed costs. The Company retained the liabilities for American Hardwoods per the purchase agreement and expects to retain the liabilities for the aluminum extrusion operation.

The assets reclassified to held for sale are as follows:

(thousands) As of December 31	2008	2007
Assets:
Trade receivables	$ 2,606	$ 4,297
Inventories	3,755	8,845
Property, plant and equipment, net	9,455	11,028
Other assets	-	81
Total assets	$ 15,816	$ 24,251

The operating results for American Hardwoods (since its January 29, 2007 acquisition date) and for the aluminum extrusion operation are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows. The loss on the planned aluminum extrusion divestiture includes the write-down to fair value of the assets classified as held for sale.

(thousands) Years Ended December 31	2008	2007	2006
Net sales:
American Hardwoods	$ 11,727	$ 13,784	$ -
Aluminum extrusion operation	38,612	51,209	44,760
Total net sales	$ 50,339	$ 64,993	$ 44,760
Pretax income (loss):
Operations:
American Hardwoods	$ (461)	$ 325	$ -
Aluminum extrusion operation	(1,168)	26	1,654
Total pretax income (loss) on operations	(1,629)	351	1,654
Loss on planned divestitures:
American Hardwoods	(1,034)	-	-
Aluminum extrusion operation	(5,036)	-	-
Total loss on planned divestitures	(6,070)	-	-
Total pretax income (loss)	$ (7,699)	$ 351	$ 1,654
After-tax income (loss):
Operations	$ (1,026)	$ 237	$ 961
Planned divestitures	(3,824)	-	-
Total	$ (4,850)	$ 237	$ 961

4.	RESTRUCTURING CHARGES

In second quarter 2007, the Company announced a restructuring plan (the “Restructuring Plan”) in an effort to integrate the acquisition of Adorn with its existing businesses. The completion of the final phase of the Restructuring Plan in the third quarter of 2008 resulted in cumulative pretax charges in 2007 and 2008 totaling approximately $3.3 million. Expenses associated with the Restructuring Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines. The Restructuring Plan included Adorn and Patrick workforce reductions of approximately 240 employees, of which approximately 200 were completed as of December 31, 2007 and the remaining 40 in 2008. Asset write-downs included machinery and equipment, inventory, tooling, and other write-downs directly related to discontinued product lines.

Approximately $2.96 million of restructuring and related expenses were recorded in cost of goods sold on the consolidated statements of operations from the plan inception in second quarter 2007 through 2008.

In addition, approximately $385,000 of restructuring charges were included in selling , general and administrative expenses (“SG&A”) on the consolidated statements of operations through 2008, related to severance costs as a result of the elimination of certain administrative positions.

Below is a summary of restructuring and related expenses for the Restructuring Plan incurred by type:

			Total
(thousands)	2007	2008	Incurred
Severance	$ 884	$ 403	$ 1,287
Asset write-downs	1,297	221	1,518
Facility exit costs	183	357	540
Total restructuring and related expenses	$ 2,364	$ 981	$ 3,345

The following is a summary of restructuring and related expenses recorded in costs of goods sold and in SG&A on the consolidated statements of operations.

			Total
(thousands)	2007	2008	Incurred
Restructuring charges - cost of goods sold	$ 2,181	$ 779	$ 2,960
Restructuring charges - SG&A	183	202	385
Total restructuring and related expenses	$ 2,364	$ 981	$ 3,345

The following table summarizes the expected, incurred and remaining costs for the Restructuring Plan as of December 31, 2008.

		Asset	Facility Exit
(thousands)	Severance	Write-Downs	Costs	Total
Restructuring liability balance at January 1, 2007	$ -	$ -	$ -	$ -
Restructuring charges – opening balance sheet	784	767	168	1,719
Restructuring charges – expensed to statement of operations	884	1,297	183	2,364
Cash payments/write-offs	(1,462)	(2,064)	(351)	(3,877)
Restructuring liability balance at January 1, 2008	206	-	-	206
Restructuring charges	403	221	357	981
Cash payments/write-offs	(609)	(221)	(357)	(1,187)
Restructuring liability balance at December 31, 2008	$ -	$ -	$ -	$ -

In connection with the Adorn acquisition and as part of the purchase price allocation pursuant to the provisions of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, the Company recorded liabilities of approximately $1.7 million related to involuntary terminations and relocation of certain Adorn employees and related facility closure costs.

Patrick’s unpaid restructuring liabilities are included in accrued expenses on the consolidated statements of financial position. Severance costs reflect a cash expense, though the expense may be recognized prior to paying for the expenditure. Asset write-downs are non-cash expenses. Facility exit costs reflect a cash expense.

5.	INVENTORIES

In the fourth quarter of 2008, the Company recorded an adjustment to reduce inventories by $3.8 million reflecting the write-down or disposal of slow moving inventories due to obsolescence and commodity market price declines. In addition, inventories were reduced by $0.7 million during 2008 related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities.

Inventories as of December 31 consist of the following classes:

(thousands)	2008	2007
Raw materials	$ 13,719	$ 21,154
Work in process	929	2,320
Finished goods	1,601	3,646
Total manufactured goods	16,249	27,120
Materials purchased for resale (distribution products)	5,222	7,601
Balance at December 31	$ 21,471	$ 34,721

During 2008, depressed market conditions and commodity market price declines contributed to a significant decrease in product demand. As a result, the Company increased its reserve for obsolescence by $0.9 million to $2.0 million at December 31, 2008 from $1.1 million at December 31, 2007. There were no material changes made to the accounting estimates in 2007 and 2006.

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2008	2007
Balance at January 1	$ 1,057	$ 139
Acquired assets	-	613
Charged to operations	2,736	2,070
Deductions from reserves	(1,790)	(1,765)
Balance at December 31	$ 2,003	$ 1,057

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, at cost, consist of the following classes at December 31:

(thousands)	2008	2007	Estimated Useful Life in Years
Land and improvements	$ 2,041	$ 2,941
Buildings and improvements	24,286	28,114	10 to 40
Machinery and equipment	53,863	56,712	3 to 15
Transportation equipment	1,138	1,508	3 to 15
Leasehold improvements	2,428	1,909	3 to 15
Property, plant & equipment, at cost	83,756	91,184
Less: accumulated depreciation and amortization	(49,135)	(47,457)
Property, plant & equipment, net	$ 34,621	$ 43,727

In 2008, the Company recorded a non-cash pretax charge to continuing operations to reflect impairment of certain long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The impairment charge, classified in cost of goods sold on the consolidated statements of operations, for the plants represents management’s best estimate of the fair value of the long-lived assets based on current market trends. The total non-cash pretax impairment charge related to the fourth quarter analysis was $3.5 million and was all related to machinery, furniture and equipment. This impairment charge was all reported in the Primary Manufactured Products segment as it related to our lamination reporting unit.

For the years ended December 31, 2007 and 2006, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company did not recognize any impairment charges.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 by segment are as follows:

		Other
	Primary	Component
	Manufactured	Manufactured
(thousands)	Products	Products	Total
Balance – January 1, 2007	$ -	$ -	$ -
Acquisitions in 2007	9,170	20,344	29,514
Balance – December 31, 2007	9,170	20,344	29,514
Impairments	(9,170)	(18,204)	(27,374)
Balance – December 31, 2008	$ -	$ 2,140	$ 2,140

During the fourth quarter of 2008, the Company performed its annual impairment test for goodwill and other indefinite-lived intangible assets in accordance with SFAS No. 142. As part of the Company’s annual impairment analysis for both goodwill and other intangible indefinite-lived assets, a third-party appraisal firm was engaged to assist the Company in its determination of the fair value of its reporting units, in part based on estimates of future net sales, operating margin and cash flows developed by management. Due to current market conditions and the continuing difference between the Company’s market value and book value, the Company concluded that the carrying amounts of goodwill for the Lamination, Adorn Door and Gravure reporting units exceeded their respective fair values. The Lamination reporting unit comprises the entire Primary Manufactured Products segment. The Adorn Door and Gravure reporting units are included in the Other Component Manufactured Products segment. Based upon the results of the third-party appraisal and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $27.4 million goodwill impairment charge was required. The Lamination, Adorn Door and Gravure goodwill impairments were $9.2 million, $10.4 million and $7.8 million, respectively. After the recognition of the impairment losses, the remaining goodwill in the Gravure reporting unit is $2.1 million. There was no impairment recognized for goodwill for the years ended December 31, 2007 and 2006. See “Other Intangible Assets” section below for impairments related to indefinite-lived other intangible assets including trademarks.

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Primary Manufactured Products and Other Component Manufactured Products segments along with related amortization expense. Trademarks have an indefinite life, and therefore, no amortization expense has been recorded. Amortization expense for intangible assets was $1.7 million and $1.0 million for 2008 and 2007, respectively.

Other intangible assets, net consist of the following as of December 31, 2008 and 2007:

			Estimated
(thousands)	2008	2007	Useful Life
Trademarks	$ 8,400	$ 8,400	Indefinite
Customer relationships	30,760	30,760	7 to 19 years
Non-compete agreements	310	310	5 years
	39,470	39,470
Less: Accumulated amortization	(2,717)	(1,001)
Impairments	(29,353)	-
Other intangible assets, net	$ 7,400	$ 38,469

Changes in the carrying value of other intangible assets for the years ended December 31, 2008 and 2007 by segment are as follows:

		Other
	Primary	Component
	Manufactured	Manufactured
(thousands)	Products	Products	Total
Balance – January 1, 2007	$ -	$ -	$ -
Acquisitions in 2007 (Note 2)	617	38,853	39,470
Amortization	(40)	(961)	(1,001)
Balance – December 31, 2007	577	37,892	38,469
Amortization	(69)	(1,647)	(1,716)
Impairments (1)	(508)	(28,845)	(29,353)
Balance – December 31, 2008	$ -	$ 7,400	$ 7,400

(1)         The Primary Manufactured Products segment impairment loss is comprised of $0.3 million for customer relationships and $0.2 million for non-compete agreements. The Other Component Manufactured Products segment impairment loss is comprised of $7.0 million for trademarks and $21.8 million for customer relationships.

The Company performed its impairment analyses pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, on certain other finite-lived intangible assets that had indications that the carrying amount may not be recoverable. Based on the Company’s impairment analyses, the Company determined that certain trademarks, customer relationships, and non-compete agreements were impaired. Accordingly, the Company recorded $29.3 million of impairment charges to write-down these other intangible assets to fair value of which $0.5 million of the impairment charges were included in the Primary Manufactured Products segment and $28.8 million in the Other Component Manufactured Products segment. No impairment charges were considered necessary for the remaining intangible assets. The impairment loss for the year ended December 31, 2008 is included in other intangible assets impairments on the statements of operations. There was no impairment recognized for other intangible assets for the years ended December 31, 2007 and 2006.

Amortization expense on finite-lived intangible assets is estimated to be $0.4 million for each of the next five years (2009 to 2013).

8.	LONG-TERM DEBT AND INTEREST RATE SWAP AGREEMENTS
Long-Term Debt

A summary of long-term debt outstanding at December 31, 2008 and 2007 is as follows:

(thousands)	2008	2007
Senior Notes, financial institution	$ 36,958	$ 58,928
Senior Subordinated Notes, majority shareholder	-	14,801
City of Mishawaka, Indiana Industrial Revenue Bonds	3,750	4,200
State of Oregon Economic Development Revenue Bonds	400	800
State of North Carolina Economic Development Revenue Bonds	1,000	1,400
Total long-term debt	42,108	80,129
Less: current maturities of long-term debt	14,741	8,628
Total long-term debt, less current maturities and discount	$ 27,367	$ 71,501

In May 2007, the Company completed the acquisition of Adorn. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “2007 Credit Facility”) comprised of revolving credit availability of $35 million and a term loan of $75 million. The 2007 Credit Facility provided for a five-year maturity and replaced the Company’s previous credit agreement and related term loans. The outstanding industrial revenue bonds were kept in place in conjunction with the 2007 Credit Facility and were therefore part of the consolidated debt package. The 2007 Credit Facility bore interest at Prime or the Eurodollar rate plus the

Company’s credit spread which was initially based on cash flow leverage. The term-debt and revolving credit loans may be prepaid at any time without penalty. Interest payments are due monthly with quarterly principal payments that began in September 2007. In order to reduce its vulnerability to variable interest rates, this package included an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007. In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%. The unused portion of the revolving 2007 Credit Facility was subject to a commitment fee of between 0.25% and 0.50% annually. The Company incurred approximately $2.1 million in financing costs as part of this transaction. Obligations under the 2007 Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.

The 2007 Credit Facility was subject to certain restrictive covenants that, among other things, required the Company to maintain certain financial ratios.  In addition, the related agreement imposed restrictions on capital additions, additional debt, merger transactions, and the disposition of significant assets.  At December 31, 2007, the Company was in violation of one of its financial covenants.  The Company operated under a waiver of this violation until March 19, 2008, at which time the credit agreement was amended.  The amendments to the credit agreement modified certain financial covenants, terms and reporting requirements, and include the following provisions:

For purposes of covenant calculations, certain non-cash and/or non-recurring charges are added back to Consolidated EBITDA (as defined) as approved by the Lenders.

(a)

For purposes of calculating the Leverage Ratio (as defined) as of any date prior to the first anniversary of the Effective Date (as defined), Consolidated EBITDA (as defined) shall be adjusted to include the consolidated financial results of Adorn for the period prior to the Effective Date (as defined).

(b)

For purposes of determining compliance with the leverage ratio covenant, the Maximum Leverage Ratio (as defined) for the quarterly computation dates for the remainder of the term of the Credit Facility was redefined.

At September 28, 2008, as a result of the deterioration in all three of the major markets the Company serves, the Company was in violation of its leverage and fixed charge covenants (or certain covenants) under the terms of the credit agreement that was amended in March 2008. On December 11, 2008, the Company entered into a Second Amendment and Waiver (the “Amendment”) to the Company’s Credit Agreement, dated as of May 18, 2007. The amendments to the Credit Agreement amended and/or added certain definitions, terms and reporting requirements, and included the following provisions:

(a)

The lenders waived any Event of Default (as defined in the Credit Agreement) resulting from the Company’s failure to comply with the Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants for the Computation Period ended September 28, 2008.

(b)

The financial covenants were amended to eliminate the Consolidated Net Worth, Minimum Fixed Charge Coverage Ratio and Maximum Leverage Ratio covenants, in lieu of new one-month and two-month minimum Consolidated EBITDA requirements and a $2,250,000 capital expenditures limitation for any fiscal year. EBITDA is the Company’s consolidated earnings before net interest expense, income taxes, and depreciation and amortization expense, adjusted for various items pursuant to the provisions of the Credit Agreement and amendments.

(c)	The maturity date for all loans was amended to be January 3, 2011.

Effective with the Amendment to the Credit Agreement on December 11, 2008, the Company’s credit facility consisted of a term loan and a revolving line of credit. Borrowings under the revolving line of credit were subject to a borrowing base, up to a borrowing limit of $33.0 million. The principal amount outstanding under the term loan of approximately $38.5 million at September 30, 2008 remained unchanged under the amended terms. Pricing under the revolving line of credit and the term loan was adjusted to be more consistent with current market rates for similar credits. The interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the ”ABR”) plus 3.50%, or the London Interbank Offer Rate (“LIBOR”) plus 4.50%. For term loans, interest rates were the ABR plus 6.50%, or LIBOR plus 7.50%. The Company had the option to pay a portion of the interest in kind on the term loan. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%. The Company incurred approximately $0.7 million in financing costs as part of this transaction. The Company’s ability to access these facilities is subject to compliance with the terms and conditions of the credit facility including the financial covenants.

During 2008, the Company paid down $21.8 million in principal on its senior notes and paid down $14.8 million related to senior subordinated notes with the Company’s majority shareholder. In addition, the Company paid $1.2 million in principal on outstanding bonds during 2008.

As part of the lenders’ consideration for the Amendment, on December 11, 2008, the Company entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018. The debt discount of $214,000, which is equal to the fair market value of the warrants as of December 11, 2008, is being amortized to interest expense over the life of the term loan.

At March 1, 2009 (February month end), the Company was in violation of its Consolidated EBITDA financial covenant under the terms of the credit agreement that was amended in December 2008. On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement dated May 18, 2007. The Third Amendment to the Credit Agreement amended and/or added certain definitions, terms and reporting requirements and included the following provisions:

(a)

The lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from the Company’s failure to comply with the one-month and two-month Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009.

(b)

The financial covenants were modified to establish new one-month and two-month minimum Consolidated EBITDA requirements that will be effective beginning with the fiscal month ended June 28, 2009 and July 26, 2009, respectively. Until that date, there is no applicable minimum Consolidated EBITDA requirement.

(c)	The definition of Consolidated EBITDA was amended to exclude the effects of losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent.
(d)	The revolving commitments were reduced by $5.0 million to a maximum of $30.0 million.
(e)	The monthly borrowing limits under the revolving commitments were reset in conjunction with projected monthly cash flows.
(f)	The Company will provide an appraisal by a lender approved firm of each parcel of real estate owned by the Company and its subsidiaries within 60 days of the effectiveness of the Third Amendment.
(g)	The receipt of net cash proceeds related to any asset disposition, other than proceeds attributable to inventory and receivables, will be used to pay down principal on the term loan.

Effective with the Third Amendment, the Company’s credit facility consists of a term loan and a revolving line of credit. Borrowings under the revolving line of credit are subject to a borrowing base, up to a borrowing limit. The maximum borrowing limit amount was reduced from $33.0 million (as defined in the second amendment to the Credit Agreement) to $29.0 million. The principal amount outstanding under the term loan at March 29, 2009 remained unchanged under the amended terms. The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement also remained unchanged. The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the credit facility including the financial covenants.

Management believes that maintaining compliance with the revised minimum one and two-month Consolidated EBITDA covenants, as modified in the Third Amendment, is probable based on the Company’s 2009 operating plan, notwithstanding significant changes in market conditions. Management has also identified other actions within its control that could be implemented, if necessary, to help the Company meet these requirements. However, there can be no assurance that these actions will be successful.

If the Company fails to comply with the covenants under its amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to the Credit Agreement will consent to a further amendment of the Credit Agreement. In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms. Further, if current unfavorable credit market conditions were to persist throughout 2009, there can be no assurance that the Company will be able to refinance any or all of this indebtedness.

While the Company will explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

On May 18, 2007, in conjunction with the acquisition of Adorn Holdings, Inc. the Company issued senior subordinated notes to Tontine Capital for $13.975 million. The senior subordinated notes bore interest at 9.50% through May 18, 2008, at which time the interest rate increased to 13.50%. Interest on the notes was due semi-annually on June 30 and December 31. Interest payable on the notes was payable on each interest payment date, at the election of the Company, (i) in cash or (ii) in kind, in which event the amount of the principal outstanding under the notes increased by the amount of such interest payment (“PIK Interest”) on such interest payment date and interest then accrued on the increased principal amount. At December 31, 2007, the Company elected the PIK Interest option and increased the principal amount of the notes by approximately $826,000. In two separate transactions on March 12, 2008 and June 30, 2008, the Company paid down the total principal balance of $14.8 million on the senior subordinated notes.

On April 12, 2007, in conjunction with the addition of the new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds. These bonds were purchased by JPMorgan Chase and are subject to the terms of a loan agreement with JPMorgan Chase. The city of Mishawaka, Indiana Industrial Revenue bonds are payable in monthly installments of $37,500 plus interest at a variable tax-exempt bond rate plus the Company’s credit spread (5.35% at December 31, 2008). The final installment is due April 12, 2012. The bonds are collateralized by property and equipment purchased with the bond funds and are subject to certain financial covenants which are consistent with the Company’s credit facility which was entered into on May 18, 2007. The outstanding industrial revenue bonds were kept in place in conjunction with the new credit facility and are therefore part of the consolidated debt package.

The State of Oregon Economic Development Revenue Bonds are payable in annual installments of $400,000 plus interest at a variable tax-exempt bond rate (3.15% at December 31, 2008). The final installment is due December 1, 2009. The bonds are collateralized by real estate and equipment purchased with the bond funds, are backed by a bank standby letter of credit totaling approximately $836,000 and are subject to certain financial covenants as defined in the agreement.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $500,000 plus quarterly interest payments at a variable tax-exempt bond rate (1.95% at December 31, 2008). Annual payments of $0.5 million are due in each of the last two years with a final payment due August 1, 2010. The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $1.45 million.

Aggregate maturities of long-term debt for the next five years ending December 31 are (in thousands): 2009 - $14,741; 2010 - $6,818; 2011 - $18,149; 2012 - $2,400; and 2013 - $0. The estimated long-term debt payment of $14.7 million in 2009 includes $6.6 million of payments based on normal debt service requirements. In addition, it is anticipated that the Company will use the net proceeds from the planned sales of three buildings classified as available for sale to prepay approximately $8.1 million in principal on the Company’s term loan in 2009.

In addition, the Company is contingently liable for standby letters of credit of approximately $2.1 million to meet credit requirements for the Company's insurance providers.

Interest expense for the years ended December 31, 2008, 2007, and 2006 (in thousands) was approximately $6,388, $6,590, and $1,648, respectively.

Interest paid for the years ended December 31, 2008, 2007, and 2006 (in thousands) was approximately $6,070, $6,232, and $1,565, respectively.

Interest Rate Swap Agreements

In March 2005, the Company entered into an interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $15.0 million and a maturity date of January 31, 2015 to hedge against increases in variable interest rates associated with the term note and the revolving credit agreement. From its inception through the end of the third quarter of 2008, this swap agreement was designated as a cash flow hedge under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities”, and is used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through January of 2015, thus reducing the impact of changes in interest rates on future interest expense. In July 2007, the Company entered into a second interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $10.0 million and a maturity date of May 17, 2012, to hedge against changes in cash flows attributable to changes in the London InterBank Offering Rate (“LIBOR”).

At December 31, 2008, these agreements had notional amounts of $10.1 million and $10.0 million, respectively. In accordance with the terms of the swap agreement, the Company pays a fixed interest rate of 4.78% and 5.60%, respectively. The Company receives variable rates, based on LIBOR, calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the fair value of these swap agreements in the amount of $2.2 million at December 31, 2008 and $0.9 million at December 31, 2007. This represents the fair value of the swap instruments and has been recorded in the statements of financial position in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

Effective with the Amendment to the Credit Agreement on December 11, 2008, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the swap value will be recorded within earnings on the statements of operations. For the year ended December 31, 2008, a loss of $46,000 was recognized in earnings for the portion of the changes in fair value of the ineffective swaps.

Since the derivatives no longer qualify as cash flow hedges as of December 31, 2008, hedge accounting is discontinued and the Company will continue to carry the derivatives in the consolidated statements of financial position at their fair value, recognize subsequent changes in the fair value of the derivatives in current-period earnings, and continue to defer the derivative gain or loss in accumulated other comprehensive income until the hedged forecasted transactions affect earnings. If the hedged forecasted transaction is probable of not occurring in the time period described in the hedge documentation or within a two-month period of time thereafter, the deferred derivative gain or loss would be reclassified immediately to earnings. Hedge ineffectiveness was not material in 2007 or 2006.

9.	ACCRUED LIABILITIES

In the consolidated statements of financial position are the following accrued liabilities:

(thousands)	2008	2007
Accrued liabilities:
Payroll and related expenses	$ 2,581	$ 3,912
Property taxes	1,879	846
Self insurance	924	935
Professional fees	430	107
Customer incentives	934	1,021
Other	504	747

Total	$ 7,252	$ 7,568

10.	INCOME TAXES

The provision for income taxes (credit) from continuing operations for the years ended December 31, 2008, 2007 and 2006, all of which is domestic, consists of the following:

	2008	2007	2006
Income taxes (credit):
Current:
Federal	$ -	$ (2,782)	$ 971
State	-	4	131
Total current	-	(2,778)	1,102
Deferred:
Federal	(9,016)	187	78
State	(936)	(337)	21
Total deferred	(9,952)	(150)	99
Income taxes (credit)	$ (9,952)	$ (2,928)	$ 1,201

The provisions for income taxes (credit) for the years ended December 31, 2008, 2007 and 2006 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate to income before income taxes.

A reconciliation of the differences related to continuing operations is as follows:

(thousands)	2008	2007	2006
Rate applied to pretax income (loss)	$ (26,047)	$ (3,049)	$ 909
State taxes, net of federal tax effect	(2,269)	(216)	92
Deferred tax valuation allowance	17,967	-	-
Other	397	337	200
Income taxes (credit)- continuing operations	$ (9,952)	$ (2,928)	$ 1,201

The tax credit of $9.9 million for the year ended December 31, 2008 was due to the loss before income taxes from continuing operations. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in deductible or taxable amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the current period plus or minus the change during the period in deferred tax assets and liabilities.

SFAS No. 109 “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current conditions in the housing and credit markets and the general economy in the U.S. continue to present significant challenges to returning the Company’s operations to profitability. In the absence of specific favorable factors, application of SFAS No. 109 requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years.

Given the accumulated net operating loss after carry-backs in the prior three years, the net loss reported for the year ended December 31, 2008, and current economic conditions, it is more likely than not that the deferred tax assets will not be realized. Deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.

Accordingly, after consideration of these factors, effective December 31, 2008, the Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse resulting in a non-cash tax charge of approximately $18.0 million in the fourth quarter of 2008.

The composition of the deferred tax assets and liabilities is as follows:

(thousands) As of December 31	2008	2007
Gross deferred tax assets:
Trade receivables allowance	$ 751	$ 65
Inventory capitalization	271	399
Accrued expenses	692	863
Reserve for discontinued operations	2,246	-
Deferred compensation	1,221	1,140
Non-compete agreement	75	94
Inventory reserves	741	457
AMT and other tax credit carry-forwards	527	517
Federal and State NOL carry-forwards	6,975	1,130
Share-based compensation	113	221
Pension liability	79	72
Interest rate swap	810	375
Intangibles	4,615	-
Other	-	76
Valuation allowance	(17,967)	-
Gross deferred tax assets	1,149	5,409
Gross deferred tax liabilities:
Accelerated depreciation	(2,273)	(4,248)
Prepaid expenses	(182)	(271)
Intangibles	-	(15,774)
Share-based compensation	(3)	(115)
Gross deferred tax liabilities	(2,458)	(20,408)
Net deferred tax liabilities	$ (1,309)	$ (14,999)

The deferred tax amounts above have been reflected on the accompanying consolidated balance sheets as of December 31, 2008 and 2007 as follows:

(thousands)	2008	2007
Current deferred tax assets	$ -	$ 1,605
Long-term deferred tax liabilities	(1,309)	(16,604)
Deferred tax assets (liabilities), net	$ (1,309)	$ (14,999)

At December 31, 2008, the Company has federal and state net operating loss carry-forwards of approximately $18.3 million and $25.5 million, respectively, available to be applied against future taxable income. These carry-forwards expire in varying amounts between 2011 and 2028.

At December 31, 2008, the Company has federal AMT credit carry-forwards of $0.2 million and state manufacturing credit carry-forwards of $0.1 million which are available to be directly offset against future federal and state income tax liabilities. The state manufacturing carry-forwards expire in varying amounts between 2009 and 2021. The AMT credits do not expire.

The amount of income taxes paid in 2008, 2007 and 2006, was $0.3 million, $0.7 million and $1.4 million, respectively. Taxes paid in 2007 and 2006 were subsequently refunded due to loss carry-backs.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.  Recognized tax benefits were not significant at December 31, 2008 and 2007.

The Company is subject to periodic audits by domestic tax authorities.  Currently, the Company is not undergoing any routine periodic audits in domestic tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has one million shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

Concurrent with the closing of the Adorn acquisition in May 2007, Tontine Capital purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11 million less related costs.

On March 10, 2008, the Company entered into a Securities Purchase Agreement providing for the sale in a private placement of 1,125,000 shares of its common stock to Tontine Capital at $7.00 per share, for an aggregate purchase price of $7.9 million. The sale was completed on March 12, 2008.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850,000 shares of common stock in a rights offering to its shareholders. In total, of the 1,850,000 shares approved by shareholders for issuance, Tontine Capital purchased 1,706,874 shares (including 895,005 shares representing its ratable portion of shares offered in the rights offering and 811,869 shares not purchased by shareholders in the rights offering) for a total purchase price of approximately $11.9 million, and 143,126 shares were purchased by other shareholders for a total purchase price of approximately $1.0 million.

During 2008, 2007 and 2006, the Company issued approximately 24,500, 128,553 and 46,900 shares, respectively, related to stock option and stock-based compensation plans.

Warrants

As part of the lenders’ consideration for the Amendment of the Credit Agreement, on December 11, 2008, the Company entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock at an exercise price per share of $1.00. The warrants are immediately exercisable, subject to anti-dilution provisions, and expire on December 11, 2018. The fair value of the warrants was recorded in additional paid-in-capital for approximately $214,000 as of December 11, 2008.

Shareholder Rights Plan

On March 21, 2006, in conjunction with the expiration of the Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s Common Stock. Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of Common Stock subsequently issued prior to the separation date as defined in the Rights Agreement. Each right entitles the holder to purchase 1/100th of a Preferred Share at the exercise price (currently $30), and in an unfriendly takeover situation, to purchase Company Common Stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50% or more of the Company’s assets are sold, then rights-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of

$0.01 per right. The rights will expire on March 21, 2016. The Company has authorized 1,000,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

On March 12, 2008, in connection with a private placement of common stock with Tontine Capital, the Company amended the provisions of the Rights Agreement to exempt all Tontine Capital entities or any of their affiliates or associates.

12.	INCOME PER COMMON SHARE
Income per common share is calculated for the years ended December 31, 2008, 2007 and 2006 as follows:
(thousands except per share data)	2008	2007	2006
Income (loss) from continuing operations	$ (66,657)	$ (6,080)	$ 1,668
Income (loss) from discontinued operations	(4,850)	237	961
Net income (loss) for basic and diluted per share calculation	$ (71,507)	$ (5,843)	$ 2,629

Weighted average common shares outstanding – basic	8,009	5,653	4,930
Effect of dilutive potential common shares, employee stock options and warrants	-	-	48
Diluted potential common shares	8,009	5,653	4,978

Basic net income (loss) per share:
Continuing operations	$ (8.32)	$ (1.07)	$ 0.34
Discontinued operations Net income (loss)	(0.61)	0.04	0.19
	$ (8.93)	$ (1.03)	$ 0.53

Diluted net income (loss) per share:
Continuing operations	$ (8.32)	$ (1.07)	$ 0.34
Discontinued operations Net income (loss)	(0.61)	0.04	0.19
	$ (8.93)	$ (1.03)	$ 0.53

For the years ended December 31, 2008 and 2007, there is no difference in basic or diluted earnings per share since a net loss was recorded in both years, resulting in all common stock equivalents having no dilutive effect. Potentially dilutive securities totaling approximately 35,700 shares related to stock awards and 86,600 shares related to warrants in 2008, and approximately 147,000 shares related to stock awards in 2007, were excluded from diluted earnings per share because of their anti-dilutive effect. For the year ended December 31, 2006, there were no shares related to stock plans excluded from diluted average common shares outstanding because their effect would be anti-dilutive.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850,000 shares of common stock in a rights offering to its shareholders. Pursuant to a Standby Purchase Agreement, dated March 10, 2008 (the “2008 Standby Purchase Agreement”), Tontine Capital agreed to acquire 895,005 shares (its ratable portion of the 1,850,000 shares approved by shareholders), and also had the obligation to purchase those shares that were unsubscribed for by other shareholders at the close of the rights offering on June 20, 2008 and, pursuant to this obligation, purchased an additional 811,869 shares. In total, of the 1,850,000 shares approved by shareholders for issuance, Tontine Capital purchased 1,706,874 shares and 143,126 shares were purchased by other shareholders.

Under the terms of the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. Under the terms of the 2008 Standby Purchase Agreement, Tontine Capital purchased the 1,706,874 shares at the same $7.00 per share subscription price offered in the rights offering. As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement was less than the Company’s stock price on May 27, 2008 of $7.44 per share, the rights offering contained a bonus element, as defined in SFAS No. 128, “Earnings Per Share”. As a result, SFAS No. 128 requires earnings per share to be adjusted retroactively for the bonus element for all periods presented. This bonus element is reflected in earnings per share as presented herein and reduced both the basic and diluted net loss per common share by $0.02 for the year ended December 31, 2007. For 2006, the basic net earnings per common share was reduced by $0.01 with no corresponding impact to diluted earnings per common share.

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2018. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties. Certain of the leases were with the former chairman emeritus/major shareholder and expired during 2008.

At December 31, 2008, future minimum lease payments for continuing operations required under facility and equipment operating leases that have initial or remaining noncancelable lease terms in excess of one year, are as follows:

(thousands)	Facility Leases	Equipment Leases
2009	$ 2,376	$ 1,319
2010	1,682	1,098
2011	1,245	632
2012	1,250	384
2013	1,073	122
Thereafter	4,349	329
Total minimum lease payments	$ 11,975	$ 3,884

The total rent expense (in thousands) included in the statements of operations for the years ended December 31, 2008, 2007, and 2006 is approximately $5,257, $4,145, and $2,253, respectively, of which approximately $49 was paid in 2008, $113 was paid in 2007, and $110 was paid in 2006, to the former chairman emeritus.

Contingencies

The Company is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based upon present information, including the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on our consolidated financial position, results of operations, or cash flows.

14.	SELF-INSURANCE

The Company has a self-insured health plan for its Patrick employees under which there is both a participant stop loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed approximately $225,000 at December 31, 2008

The Company is partially self-insured for its workers' compensation liability, general liability and automobile insurance. The Company is responsible for a limit of $500,000 per workers’ compensation injury.

The Company has accrued an estimated liability for these benefits based upon claims incurred and for estimated benefits incurred but not reported.

15.	COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The Company recognized expense of $0.6 million, $1.3 million, and $0.3 million for the years ended December 31, 2008, 2007, and 2006, respectively, in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the statements of financial position. Any differences between actual proceeds and cash surrender value are recorded as gains in the periods presented. Additionally, the Company records gains or losses on the cash surrender value in the period incurred. For the years ended December 31, 2008, 2007, and 2006, the Company recognized losses of $87,000, $87,000, and $25,000, respectively.

Bonus Plan

The Company pays bonuses to certain management and sales personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels. The charge to operations amounted to approximately $1.1 million, $2.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The charge to operations in 2008 primarily reflects commission-based compensation paid to sales representatives.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors. Through December 31, 2007, Adorn, LLC contributed to a defined contribution plan for all of its employees who met the general eligibility requirements of the plan.  Effective January 1, 2008, this plan was merged into the Company’s qualified profit sharing plan. The contributions and related expense for the years ended December 31, 2008, 2007, and 2006 were immaterial.

Stock Option and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, performance share awards, restricted stock awards, and other stock-based incentives were made available to certain employees, directors and others.

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recognized compensation cost of $0.7 million, $1.5 million and $0.5 million and related income tax benefits of $268,000, $562,000 and $190,000 for its stock-based compensation plans in the statements of operations for 2008, 2007 and 2006, respectively.

Stock options are granted at fair market value, expire six years from the date of grant, and are generally exercisable ratably over five years. The following table summarizes the Company’s option activity during the years ended December 31, 2008, 2007, and 2006:

Years ended December 31	2008	2007			2006
	Weighted			Weighted		Weighted
	Average			Average		Average
	Exercise			Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Total Options:
Outstanding, beginning of year	143	$ 9.99	199	$ 9.54	255	$ 8.99
Cancelled during the year	(17)	9.98	(19)	9.98	(9)	10.01
Exercised during the year	-	-	(37)	7.57	(47)	6.46
Outstanding, end of year	126	$ 9.99	143	$ 9.99	199	$ 9.54

Aggregate intrinsic value (total options outstanding)		$ 0		$ 0		$ 591

Vested Options:
Eligible, end of year for exercise	114	$ 9.99	80	$ 10.00	95	$ 9.04
Aggregate intrinsic value (options exercisable)		$ 0		$ 0		$ 327
Weighted average fair value of options granted during the year		N/A		N/A		N/A

The Company’s 1987 Stock Option Plan, which is shareholder approved, permits the granting of share options and shares to its employees and Directors for up to 599,000 shares of stock at December 31, 2008. The Company believes such awards better align the interests of its employees and Directors with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest over 4 years of continuous service and have 6 year contractual terms.

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, based on the Company’s closing stock price of $0.64 as of the last business day of the year ended December 31, 2008. The aggregate intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $217,000 and $244,000, respectively. No options were exercised for the year ended December 31, 2008.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate. Expected volatilities are based on historical volatility of the Company stock. The expected term of options represents the period of time that options granted are expected to be outstanding based on historical Company trends. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term. In accordance with SFAS No. 123(R), the fair value of stock and options granted prior to adoption and determined for purposes of disclosure under SFAS No. 123 have not been changed.

The following table presents assumptions used in the Black-Scholes model for 2008 and 2007. There were no stock grants in 2006.

	2008	2007
Dividend rate	0.00%	0.00%
Risk-free interest rate	3.00%	5.00%
Expected option life	4 years	4 years
Price volatility	64.68%	36.45%

A summary of fixed options outstanding at December 31, 2008 is as follows:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
(shares in thousands)	Outstanding	Life	Price	Exercisable	Price
2004 Grants:
Exercise price of $10.01	79	1.5	$ 10.01	79	$ 10.01
2005 Grants:
Exercise price of $9.95	47	3.0	$ 9.95	35	$ 9.95

In conjunction with the Company’s restricted stock awards, the Board of Directors approved the following share grants in 2008: 8,000 shares on January 5, 2008; 16,000 shares March 26, 2008; 24,000 shares on April 25, 2008; and 10,000 shares on August 14, 2008.

As of December 31, 2008, there was approximately $30,000 of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of four months. The total fair value of shares vested during the year ended December 31, 2008 was approximately $0.3 million.

16.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on the Company’s method of internal reporting, which segregates its businesses by product category and production/distribution process. Certain segment information in prior periods' consolidated financial statements has been reclassified to reflect sold business reported as discontinued operations.

A description of the Company’s reportable segments is as follows:

Primary Manufactured Products - Utilizes various materials including gypsum, particleboard, plywood and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil, veneer and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter and cabinet products with a wide variety of finishes and textures.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, floor covering products, vinyl and cement siding, roofing products, interior passage doors, insulation and other products. In January 2009, the Company established an electronics division that includes an expansion of its product offering to marine and RV customers.

Other Component Manufactured Products - Includes a cabinet door division, a vinyl printing division and a machine manufacturing division. The Company closed its adhesive division in the first quarter of 2008 and its machine manufacturing division in the fourth quarter of 2006.

The Company sold the assets and business of its American Hardwoods operation in January 2009. Results relating to this operation, which were previously reported in the Distribution segment, have been reclassified to discontinued operations for all periods presented.

Results relating to the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

The accounting policies of the segments are the same as those described in Note 1, except that segment data includes intersegment sales. Assets are identified to the segments with the exception of cash, prepaid expenses, land and buildings, and intangibles which are identified with the corporate division. The corporate division charges rents to the segments for use of the land and buildings based upon market rates. The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices. The Company also records income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income and total identifiable assets. In addition, certain significant items, including impairments and restructuring charges (the majority of which are non-cash in nature), are presented in the table below.

The table below presents information about the net income, segment assets, and certain other items that are either used by or provided to the chief operating decision makers of the Company as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008
			Other
	Primary		Component
	Manufactured		Manufactured
	Products	Distribution	Products	Total
Net outside sales	$ 219,100	$ 71,369	$ 34,682	$ 325,151
Intersegment sales	4,775	47	8,273	13,095
Total sales	223,875	71,416	42,955	338,246
Cost of goods sold	210,764	62,026	40,093	312,883
Operating income (loss)	(10,706)	1,527	(47,001)	(56,180)
Identifiable assets	29,630	9,857	18,830	58,317
Depreciation and amortization	2,626	112	3,085	5,823
Intangible asset impairments (1)	9,678	-	47,049	56,727
Restructuring charges (2)	536	-	243	779

(1) Intangible asset impairments are reflected in the operating loss.

(2) Restructuring charges are reflected in cost of goods sold and the operating loss.

	2007
			Other
	Primary		Component
	Manufactured		Manufactured
	Products	Distribution	Products	Total
Net outside sales	$ 243,732	$ 92,682	$ 33,796	$ 370,210
Intersegment sales	4,157	265	8,527	12,949
Total sales	247,889	92,947	42,323	383,159
Cost of goods sold	225,001	81,185	38,801	344,987
Operating income	6,965	3,606	135	10,706
Identifiable assets	52,484	11,504	70,220	134,208
Depreciation and amortization	2,535	120	2,370	5,025
Restructuring charges (1)	1,368	-	996	2,364

(1) Restructuring charges are reflected in cost of goods sold and the operating loss. In the Primary Manufactured Products segment, $1.222 million and $146,000 of restructuring charges were recorded in cost of goods sold and SG&A expenses, respectively. In the Other Component Manufactured Products segment, $959,000 and $37,000 of restructuring charges were recorded in cost of goods sold and SG&A expenses, respectively.

	2006
			Other
	Primary		Component
	Manufactured		Manufactured
	Products	Distribution	Products	Total
Net outside sales	$ 171,744	$ 118,011	$ 13,114	$ 302,869
Intersegment sales	4,818	480	3,087	8,385
Total sales	176,562	118,491	16,201	311,254
Cost of goods sold	158,820	103,814	14,748	277,382
Operating income	6,977	5,567	50	12,594
Identifiable assets	43,469	12,134	3,155	58,758
Depreciation and amortization	1,976	138	311	2,425

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Net sales:
Total sales for reportable segments	$ 338,246	$ 383,159	$ 311,254
Elimination of intersegment sales	(13,095)	(12,949)	(8,385)
Consolidated net sales	$ 325,151	$ 370,210	$ 302,869

Cost of goods sold:
Total cost of goods sold for reportable segments	$ 312,883	$ 344,987	$ 277,382
Elimination of intersegment cost of goods sold	(13,095)	(12,949)	(8,385)
Consolidation reclassifications	(199)	(160)	(1,706)
Corporate incentive agreements	(2,945)	(3,582)	(3,170)
Other	1,268	(2,151)	558
Consolidated cost of goods sold	$ 297,912	$ 326,145	$ 264,679

Operating income (loss):
Operating income (loss) for reportable segments	$ (56,180)	$ 10,706	$ 12,594
Corporate incentive agreements	2,945	3,582	3,170
Consolidation reclassifications	-	646	43
Gain on sale of fixed assets	4,566	231	103
Unallocated corporate expenses	(19,645)	(16,460)	(11,509)
Amortization	(1,716)	(1,001)	99
Restructuring charges	(202)	(183)	-
Consolidated operating income (loss)	$ (70,232)	$ (2,479)	$ 4,500

Consolidated total assets:
Identifiable assets for reportable segments	$ 58,317	$ 134,208	$ 58,758
Corporate property and equipment	19,295	25,900	27,251
Current assets not allocated to segments	2,060	7,597	5,741
Intangible and other assets not allocated to segments	5,279	4,583	3,100
Consolidation eliminations	(274)	(297)	(274)
Assets held for sale	15,816	24,251	14,573
Consolidated total assets	$ 100,493	$ 196,242	$ 109,149

Depreciation and amortization:

Depreciation and amortization for reportable segments	$ 5,823	$ 5,025	$ 2,425
Corporate depreciation and amortization	1,499	945	1,409
Depreciation for discontinued operations	751	398	252
Consolidated depreciation and amortization	$ 8,073	$ 6,368	$ 4,086

(thousands)	2008	2007	2006
Restructuring Charges:
Restructuring charges – cost of goods sold	$ 779	$ 2,181	$ -
Restructuring charges – SG&A	202	183	-
Consolidated restructuring charges	$ 981	$ 2,364	$ -
Intangible Assets Impairments:
Impairments for reportable segments:
Goodwill	$ 27,374	$ -	$ -
Other intangible assets	29,353	-	-
Consolidated intangible assets impairments	$ 56,727	$ -	$ -

The Primary Manufactured Products segment and the Other Component Manufactured Products segment include amortization expense related to intangible assets of $69,000 and $40,000, and $1,647,000 and $941,000 for the years ended December 31, 2008 and 2007, respectively.

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other. For the year ended December 31, 2008, unallocated corporate expenses of $19.6 million increased $3.1 million from $16.5 million in 2007 primarily reflecting twelve months of Adorn related activity in 2008 compared to 7 ½ months in 2007. Salaried and hourly wage reductions partially offset the increase in unallocated corporate expenses. In 2007, these expenses increased $5.0 million to $16.5 million from $11.5 million in 2006 principally reflecting the acquisition of Adorn.

Major Customers

Sales to two different customers in the Primary Manufactured Products, Distribution and Other Component Manufactured Products segments accounted for approximately 13.1% and 11.5%, respectively, of consolidated net sales of the Company for the year ended December 31, 2008. No one customer accounted for 10% or more of consolidated net sales for the years ended December 31, 2007 or 2006.