Form 10-Q
period 2009-03-29
PATRICK INDUSTRIES INC
filed 2009-05-13
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................. to ..................

Commission file number 000-03922

PATRICK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-1057796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 WEST FRANKLIN STREET, P.O. Box 638, ELKHART, IN	46515
(Address of principal executive offices)	(ZIP Code)

(574) 294-7511

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

As of April 30, 2009, there were 9,025,939 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
March 29, 2009 (Unaudited) & December 31, 2008	3
Condensed Consolidated Statements of Operations (Unaudited)
First Quarter Ended March 29, 2009 & March 30, 2008	4
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 29, 2009 & March 30, 2008	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-25
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4. CONTROLS AND PROCEDURES	25
ITEM 4T. CONTROLS AND PROCEDURES	25
PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS	25
ITEM 6. EXHIBITS SIGNATURES	25 26
Exhibit Index: Exhibit 31.1 - Certifications of Chief Executive Officer Exhibit 31.2 - Certifications of Chief Financial Officer Exhibit 32 - Certifications Pursuant to Section 906	27 28 29

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

		As of
(thousands)	(Unaudited) March 29, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 2,180	$ 2,672
Trade receivables, net	12,115	8,290
Inventories	20,339	21,471
Income taxes receivable	37	37
Prepaid expenses and other	2,114	2,766
Assets held for sale	13,953	15,816
Total current assets	50,738	51,052
Property, Plant and Equipment	83,713	83,756
Less accumulated depreciation	50,281	49,135
Net property, plant and equipment, at cost	33,432	34,621
Goodwill	2,140	2,140
Intangible assets, net of accumulated amortization (2009: $1,518; 2008: $1,430)	7,312	7,400
Deferred financing costs, net of accumulated amortization (2009: $1,177; 2008: $891)	1,991	2,270
Other non-current assets	2,954	3,010
TOTAL ASSETS	$ 98,567	$ 100,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$ 14,741	$ 14,741
Short-term borrowings	17,410	18,200
Accounts payable	9,872	5,156
Accrued liabilities	5,451	7,252
Total current liabilities	47,474	45,349
Long-term debt, less current maturities and discount	27,561	27,367
Deferred compensation and other	5,677	5,708
Deferred tax liabilities	1,363	1,309
TOTAL LIABILITIES	82,075	79,733

SHAREHOLDERS’ EQUITY
Common stock	53,535	53,522
Accumulated other comprehensive loss	(1,360)	(1,439)
Additional paid-in capital	148	362
Retained deficit	(35,831)	(31,685)
TOTAL SHAREHOLDERS’ EQUITY	16,492	20,760
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 98,567	$ 100,493

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	First Quarter Ended
	March 29,	March 30,
(thousands except per share data)	2009	2008

NET SALES	$ 44,915	$ 96,977
Cost of goods sold	41,323	86,004
Restructuring charges	-	446
GROSS PROFIT	3,592	10,527

Operating expenses:
Warehouse and delivery	2,677	4,455
Selling, general and administrative	3,665	7,243
Restructuring charges	-	96
Amortization of intangible assets	88	429
Gain on sale of fixed assets	(11)	(430)
Total operating expenses	6,419	11,793

OPERATING LOSS	(2,827)	(1,266)
Other income	(60)	-
Interest expense, net	1,838	1,812
Loss from continuing operations before income tax credit	(4,605)	(3,078)
Income tax credit	-	(1,139)
Loss from continuing operations	(4,605)	(1,939)

Income from discontinued operations	459	110
Income taxes	-	41
Income from discontinued operations, net of tax	459	69
NET LOSS	$ (4,146)	$ (1,870)

Basic and diluted net income (loss) per common share:
Continuing operations	$ (0.50)	$ (0.31)
Discontinued operations	0.05	0.01
Net loss	$ (0.45)	$ (0.30)

Weighted average shares outstanding – basic and diluted	9,114	6,333

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,146)	$ (1,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,252	1,510
Amortization	88	429
Stock-based compensation expense	23	378
Deferred compensation expense	(5)	76
Deferred income taxes	54	(1,367)
Gain on sale of fixed assets	(11)	(430)
Restructuring charges	-	221
Decrease in cash surrender value of life insurance	45	84
Deferred financing amortization	310	143
Gain on sale of planned divestitures	(480)	-
Other	618	(307)
Stock warrants revaluation	(60)	-
Change in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(3,191)	(10,945)
Inventories	2,209	2,389
Prepaid expenses and other	652	2,540
Income taxes receivable	-	366
Increase (decrease) in:
Accounts payable and accrued liabilities	2,899	9,830
Income taxes payable	16	(16)
Net cash provided by operating activities	273	3,031
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(54)	(1,585)
Proceeds from sale of property and equipment	11	558
Proceeds from life insurance	12	(500)
Insurance premiums paid	-	101
Net cash used in investing activities	(31)	(1,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	280	-
Short-term debt payments, net	(790)	(1,479)
Principal payments on long-term debt	(86)	(7,843)
Payments on deferred compensation obligations	(67)	(98)
Proceeds from private placement of common stock, net of expenses	-	7,875
Other	(71)	(145)
Net cash used in financing activities	(734)	(1,690)
Decrease in cash and cash equivalents	(492)	(85)
Cash and cash equivalents at beginning of year	2,672	151
Cash and cash equivalents at end of period	$ 2,180	$ 66

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 29, 2009 and December 31, 2008, and its results of operations and cash flows for the three months ended March 29, 2009 and March 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company, in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the first quarter ended March 29, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain reclassifications have been made in the 2008 consolidated financial statements to conform to the 2009 presentation.

2.	Significant Accounting Policies

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	March 29, 2009	December 31, 2008
Raw materials	$ 14,055	$ 13,719
Work in process	908	929
Finished goods	1,577	1,601
Total manufactured goods	16,540	16,249
Materials purchased for resale (distribution products)	3,799	5,222
Total inventories	$ 20,339	$ 21,471

Assets Held for Sale

The components of assets held for sale are as follows:

(thousands)	March 29, 2009	December 31, 2008
American Hardwoods (building)	$ 2,491	$ 4,340
Aluminum extrusion operation	9,880	9,894
Owned real estate	1,582	1,582
Total	$ 13,953	$ 15,816

Assets held for sale related to discontinued operations pertain to the sale of American Hardwoods, Inc. (“American Hardwoods”) in January 2009 and the planned divestiture of the aluminum extrusion operation. Primarily as a result of consolidation efforts, the Company’s owned facility located in Fontana, California was classified as held for sale as of December 31, 2008. See Note 3 for further details.

These assets are included on a separate line in the condensed consolidated statements of financial position at the lower of their carrying value or their estimated fair value, less estimated costs to sell. It is anticipated these assets will be sold within the next twelve months.

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at March 29, 2009 is related to its Other Component Manufactured Products Segment. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. No impairment was recognized during the first quarter ended March 29, 2009.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets in the condensed consolidated statements of financial position and are amortized over the life of the related debt or credit facility using the straight-line method which approximates the effective interest method.

3.	Discontinued Operations

In January 2009, the Company announced that it had completed the sale of certain assets and the business of American Hardwoods for cash consideration of approximately $2.0 million. In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The sale of the building is expected to be finalized by the end of the second quarter of 2009. The agreement includes a purchase price of $2.5 million for the building and property and the Company accordingly reclassified approximately $2.5 million of carrying value for this property to assets held for sale as of December 31, 2008 and March 29, 2009. Financial results for American Hardwoods were previously included in the Distribution segment.

In the fourth quarter of 2008, the Company decided to divest certain assets of its aluminum extrusion operation located in Mishawaka, Indiana. Previously, the financial results of this operation had comprised the entire Engineered Solutions segment.

During the fourth quarter of 2008, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reclassified the assets of both American Hardwoods and the aluminum extrusion operation to assets held for sale, which is included in current assets, in the December 31, 2008 and March 29, 2009 consolidated statements of financial position. The Company decided to exit both of these operations as part of its strategic plan to align current operations with businesses within its core competencies and reduce overall fixed costs. The Company retained the liabilities for American Hardwoods pursuant to the definitive purchase agreement and expects to retain the liabilities for the aluminum extrusion operation, and accordingly these liabilities have not been classified as held for sale.

The assets reclassified to held for sale are as follows:

(thousands)	March 29, 2009	December 31, 2008
Assets:
Trade receivables	$ 1,972	$ 2,606
Inventories	2,674	3,755
Property, plant and equipment, net	9,307	9,455
Total assets	$ 13,953	$ 15,816

The operating results for American Hardwoods and for the aluminum extrusion operation are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations.

	First Quarter Ended
(thousands)	March 29, 2009	March 30, 2008
Net sales:
American Hardwoods	$ 449	$ 3,114
Aluminum extrusion operation	5,963	10,920
Total net sales	$ 6,412	$ 14,034
Pretax income (loss):
Operations:
American Hardwoods	$ (40)	$ (102)
Aluminum extrusion operation	19	212
Total pretax income (loss) on operations	(21)	110
Gain on planned divestitures:
American Hardwoods	480	-
Aluminum extrusion operation	-	-
Total gain on planned divestitures	480	-
Total pretax income	$ 459	$ 110
After-tax income (loss):
Operations	$ (21)	$ 69
Planned divestitures	480	-
Total	$ 459	$ 69
4.	Restructuring Charges

In second quarter 2007, the Company announced a restructuring plan (the “Restructuring Plan”) in an effort to integrate the acquisition of Adorn Holdings, Inc. (“Adorn”) with its existing businesses. The completion of the final phase of the Restructuring Plan in the third quarter of 2008 resulted in cumulative pretax charges in 2007 and 2008 totaling approximately $3.3 million. Expenses associated with the Restructuring Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines.

Restructuring charges of $446,000 were recorded in cost of goods sold on the condensed consolidated statements of operations in the first quarter of 2008. In addition, approximately $96,000 of restructuring charges were included in selling, general and administrative (“SG&A”) expenses related to severance costs as a result of the elimination of certain administrative positions.

Below is a summary of restructuring and related expenses for the Restructuring Plan incurred by type.

			2008

		First	Second	Third	Total
(thousands)	2007	Quarter	Quarter	Quarter	Incurred
Severance	$ 884	$ 296	$ 82	$ 25	$ 1,287
Asset write-downs	1,297	221	-	-	1,518
Facility exit costs	183	25	272	60	540
Total restructuring and related expenses	$ 2,364	$ 542	$ 354	$ 85	$ 3,345

The following is a summary of restructuring and related expenses recorded in cost of goods sold and in SG&A expenses on the consolidated statements of operations:

			2008

		First	Second	Third	Total
(thousands)	2007	Quarter	Quarter	Quarter	Incurred
Restructuring charges - cost of goods sold	$ 2,181	$ 446	$ 273	$ 60	$ 2,960
Restructuring charges - SG&A expenses	183	96	81	25	385
Total restructuring and related expenses	$ 2,364	$ 542	$ 354	$ 85	$ 3,345

The following table summarizes the expected, incurred and remaining costs for the Restructuring Plan at March 30, 2008:

		Asset	Facility Exit
(thousands)	Severance	Write-Downs	Costs	Total
Restructuring liability balance at January 1, 2008	$ 206	$ -	$ -	$ 206
Restructuring charges	296	221	25	542
Cash payments/write-offs	(368)	(221)	(25)	(614)
Restructuring liability balance at March 30, 2008	$ 134	$ -	$ -	$ 134

The Company’s unpaid restructuring liabilities are included in accrued liabilities on the condensed consolidated statements of financial position. Severance costs reflect a cash expense, although the expense may be recognized prior to paying for the expenditure. Asset write-downs are non-cash expenses. Facility exit costs reflect a cash expense. The Company completed the final phase of the Adorn integration in third quarter 2008.

5.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recorded compensation expense of $23,000 and $227,000 (net of related income tax benefits of $151,000) for its stock-based compensation plans on the condensed consolidated statements of operations for the first quarter ended March 29, 2009 and March 30, 2008, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2008: 8,000 shares on January 5, 2008; 16,000 shares on March 26, 2008; 24,000 shares on April 25, 2008; and 10,000 shares on August 14, 2008. There were no share grants approved in first quarter 2009.

As of March 29, 2009, there was approximately $7,000 of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of one month.

6.	Income Per Common Share

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

Basic and diluted earnings per common share for the first quarter periods were calculated using the weighted average shares as follows:

First Quarter Ended
March 29,	March 30,
(thousands)	2009	2008
Weighted average common shares outstanding - basic	9,114	6,333
Effect of potentially dilutive securities	-	-
Weighted average common shares outstanding - diluted	9,114	6,333

For both the first quarter ended March 29, 2009 and March 30, 2008, there is no difference in basic and diluted earnings per share since a net loss was recorded in both periods, resulting in all common stock equivalents having no dilutive effect. Potentially dilutive securities totaling approximately 100,600 shares related to stock awards and 474,049 shares related to warrants in 2009, and approximately 138,000 shares related to stock awards in 2008, were excluded from diluted earnings per common share because of their anti-dilutive effect.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850,000 shares of common stock in a rights offering to shareholders. Under the terms of the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement was less than the Company’s stock price on May 27, 2008 of $7.44 per share, the rights offering contained a bonus element, as defined in SFAS No. 128, “Earnings Per Share”. As a result, SFAS No. 128 requires earnings per share to be adjusted retroactively for the bonus element for all periods presented. This bonus element is reflected in earnings per share as presented herein. There was no impact to first quarter 2008 basic and diluted earnings per share.

7.	Comprehensive Income (Loss)

The changes in the components of comprehensive loss are as follows:

	First Quarter Ended
	March 29,	March 30,
(thousands)	2009	2008
Net loss	$ (4,146)	$ (1,870)
Unrealized losses on cash flow hedges, net of taxes	-	(433)
Amortization of unrealized losses on discontinued cash flow hedges	(79)	-
Comprehensive loss	$ (4,225)	$ (2,303)

As of March 29, 2009 and March 30, 2008, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on cash flow hedges and changes in accumulated pension benefit was $1.4 million and $1.1 million, respectively.

8.	Recently Issued Accounting Pronouncements

Business Combinations. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”.   SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for the first annual reporting period beginning on or after December 15, 2008.  The provisions of SFAS No. 141R will only impact the Company if it is a party to a business combination closing on or after January 1, 2009.

Fair Value Measurements.  Effective January 1, 2008, the Company adopted the provisions of SFAS No.  157,” Fair Value Measurements”, for financial assets and liabilities measured on a recurring basis.  SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. There was no impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 157.

As of March 29, 2009 and March 30, 2008, liabilities of $2.1 million and $1.7 million, respectively, have been recognized in the deferred compensation and other line on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements.  In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and cash and cash equivalents. The interest rate swaps are valued based on LIBOR interest rate and the fair market values are provided by the Company’s lending institution. The fair market value for cash and cash equivalents is equivalent to the sum of the principal amount invested and the amount of interest earned based on the daily fixed interest rate. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at March 29, 2009. Effective with the Third Amendment to the Credit Agreement dated May 18, 2007 (the “Credit Agreement”) on December 11, 2008, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the fair value of the swap will be recorded within earnings on the statements of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The preceding paragraph omits disclosures pertaining to long-lived assets and trade receivables due to FSP 157-2. The Company adopted the provisions of FSP 157-2 on January 1, 2009 and its adoption did not have a material impact on the condensed consolidated financial statements.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning on January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations, or cash flows. See Note 9 for more information pertaining to the adoption of this Statement and its effect on the Company’s condensed consolidated financial statements.

Instrument Indexed to Entity’s Own Stock. In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.   As part of the lenders’ consideration for the Amendment of the Company’s Credit Agreement, in December 2008, the Company issued warrants to the lenders to purchase shares of the Company’s common stock.  Pursuant to the provisions of EITF 07-5, the warrant series was determined to be a derivative financial instrument.  As of January 1, 2009, the fair value of these warrants was reclassified from shareholders’ equity to a long-term liability included in the deferred compensation and other line on the condensed consolidated statements of financial position.  The fair value of the warrants will be periodically remeasured with any changes in value recognized in other (income) expense on the condensed consolidated statements of operations.  See Note 9 for the required disclosures related to derivative financial instruments.

9.	Derivative Financial Instruments

On January 1, 2009, the Company adopted SFAS No. 161, which required additional financial statement disclosures related to derivative instruments and hedging activities. The Company applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates. The Company accounts for derivatives in accordance with SFAS No. 133, as amended by SFAS No. 138. Under the provisions of SFAS No. 133, all derivatives are recognized on the condensed consolidated statements of financial position at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $19.7 million at March 29, 2009. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

Interest Rate Swap Agreements

Effective with the December 2008 amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. For the first quarter ended March 29, 2009, a loss of $133,000 was recognized in interest expense on the condensed consolidated statements of operations for the portion of the changes in fair value of the ineffective swaps.

Warrants Subject to Revaluation

In conjunction with the December 2008 Amendment to its Credit Agreement, the Company issued a series of warrants to its lenders to purchase 474,049 shares of the Company’s common stock.   In accordance with SFAS No. 133 and EITF 07-05, the Company accounts for these warrants as derivative financial instruments.  The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in other (income) expense on the condensed consolidated statements of operations.  EITF 07-05 became effective for the Company as of January 1, 2009.   Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

The fair value of the warrants at March 29, 2009 is as follows:

(thousands)
Balance at January 1, 2009	$ 214
Change in fair value	(60)
Balance at March 29, 2009	$ 154

In accordance with SFAS No. 157, the Company’s warrants were measured at fair value on a recurring basis as of March 29, 2009 and were valued using Level 3 valuation methodologies.

10.	Income Taxes

The Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $18.0 million at December 31, 2008 according to the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. In the first quarter ended March 29, 2009, the Company incurred a net loss of approximately $4.1 million. The established valuation allowance offset the benefits of the net loss for the current period and therefore no tax benefit was recognized in the first quarter ended March 29, 2009. As a result, the effective tax rate on both continuing and discontinued operations was 0% for first quarter 2009 compared to 37% for first quarter 2008.

11.	Segment Information

Patrick has determined that its reportable segments are those based on the Company’s method of internal reporting, which segregates its businesses by product category and production/distribution process. Certain segment information in prior periods' consolidated financial statements has been reclassified to reflect sold businesses reported as discontinued operations.

A description of the Company’s reportable segments is as follows:

Primary Manufactured Products - Utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, veneer and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, floor covering products, vinyl and cement siding, roofing products, interior passage doors, insulation, and other products. In January 2009, the Company established an electronics division that includes an expansion of its product offering to marine and RV customers.

Other Component Manufactured Products - Includes a cabinet door division and a vinyl printing division. The Company closed its adhesive division in the first quarter of 2008.

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

The table below presents unaudited information about the sales, associated restructuring charges reflected in cost of goods sold, and operating income (loss) of those segments.

First Quarter Ended March 29, 2009:
			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 30,813	$ 10,248	$ 3,854	$ 44,915
Intersegment sales	706	1	978	1,685
Operating loss	(778)	(492)	(283)	(1,553)

First Quarter Ended March 30, 2008:
			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 66,595	$ 18,328	$ 12,054	$ 96,977
Intersegment sales	2,636	24	2,719	5,379
Restructuring charges	246	-	200	446
Operating income	2,131	353	639	3,123

Reconciliation of segment operating income (loss) to the consolidated operating loss:

	First Quarter Ended
	March 29,	March 30,
(thousands)	2009	2008
Operating income (loss) for reportable segments	$ (1,553)	$ 3,123
Corporate incentive agreements	696	705
Gain on sale of fixed assets	11	430
Unallocated corporate expenses	(1,893)	(4,999)
Restructuring charges	-	(96)
Amortization	(88)	(429)
Consolidated operating loss	$ (2,827)	$ (1,266)

Reconciliation of restructuring charges recorded in cost of goods sold and in SG&A expenses to consolidated restructuring charges:

	First Quarter Ended
	March 29,	March 30,
(thousands)	2009	2008
Restructuring charges - cost of goods sold	$ -	$ 446
Restructuring charges – SG&A expenses	-	96
Consolidated restructuring charges	$ -	$ 542

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on pages 24 and 25 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The outline for our MD&A is as follows:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE / FUTURE OUTLOOK

KEY RECENT EVENT

Credit Agreement Amendment

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

First Quarter Ended March 29, 2009 Compared to 2008

REVIEW BY BUSINESS SEGMENT

General

First Quarter Ended March 29, 2009 Compared to 2008

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE / FUTURE OUTLOOK

The continuation of the deterioration in macroeconomic conditions in all sectors of the economy in the first quarter of 2009, including restricted capacity and availability of capital, high unemployment, low consumer confidence levels, a decline in discretionary spending, and liquidity concerns, had a negative impact on the Company’s sales and a major impact on all three of the major markets the Company serves. The Company expects the depressed conditions in the RV, MH and residential housing markets to continue through 2009 and possibly into 2010 as certain customers of the Company are closing and consolidating facilities, reducing workforce, reducing inventory levels, and reducing costs. In addition, the Company’s sales will continue to be negatively impacted as RV dealers are expected to continue to lower their inventory levels as a result of weak consumer demand and restricted floor plan and consumer financing availability which in turn may negatively impact the sales of our products.

According to industry sources, the RV industry, which represents approximately 34% of the Company’s first quarter 2009 sales, experienced unit shipment declines of approximately 63% versus the comparable prior year period. Long-term demographic trends favor RV market growth and the anticipated positive impact that aging baby boomers will have on the industry once the industry recovers from the current economic crisis. In addition, Federal economic credit and stimulus packages, which include provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery. While demographic trends point to positive conditions for this particular market sector in the long-term, the Recreational Vehicle Industry Association’s chief economist currently forecasts a 45% decline for full year 2009 unit shipments compared to the full year 2008 level.

According to industry sources, the MH industry, which represents approximately 40% of the Company’s first quarter 2009 sales, experienced unit shipment declines of approximately 45% versus the comparable prior year period. Factors that may favorably impact production levels in this industry include favorable changes in financing laws, rising interest rates, quality credit standards in the residential housing market, mild inflation and improved job growth.

Both the RV and MH industries as a whole continue to run at rates that reflect significant contraction on an annualized basis. Pricing on gypsum related commodity products that the Company sells into the MH industry rose approximately 14% in the first quarter of 2009 on both manufactured and distribution products. Annual RV and MH unit shipments are expected to be lower in 2009 as high credit standards, increasing food and volatile fuel prices, employment downturns, and continued declines in household wealth and home prices continue to negatively impact the global economy.

The industrial and other markets represent approximately 26% of the Company’s first quarter 2009 sales. Approximately 70% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for the first three months of 2009 were down approximately 48% from the March 2008 seasonally adjusted rate (as reported by the U.S. Department of Commerce). There is a direct correlation between the demand for our products in this market and new residential housing production. Demand for existing homes is forecast to begin a modest recovery late in 2009 with new home sales declining overall in 2009 but beginning to recover in 2010.

The weak conditions in the MH industry dramatically impacted the Company’s Distribution Segment, which saw first quarter 2009 sales decline from the prior year by approximately $8.1 million or 44% and operating profits decline approximately $0.8 million to a loss of $0.5 million, as approximately 71% of the Company’s sales in this segment are associated with the MH Industry.

In addition, higher energy costs continue to affect the costs of raw materials. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas, and evaluate and implement sales price increases to customers where needed to offset the effect of cost increases. In first quarter 2009, we have seen cost increases softening somewhat and expect that to continue until the general economy improves. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers.

Fiscal Year 2009 Outlook

We anticipate further closures/consolidations of customers and suppliers during 2009, which may result in continued pricing erosion in certain of our major commodity product categories and potential closings/consolidations of our own facilities in situations where additional cost savings may be achieved. We anticipate that the recession and low consumer confidence will continue for the rest of 2009 and potentially into 2010 as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.

We believe we are well positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. The management team remains focused on matching costs with revenues and will continue to size the operating structure and platform according to the revenue base. Key focus areas for the remainder of 2009 include earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flow, and debt reduction. While market conditions are expected to remain depressed for the remainder of 2009, additional key focus areas include:

•	fixed and variable overhead cost reduction;
•	additional market share gain;
•	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
•	aggressive management of inventory and costs, and the addition of select key commodity suppliers; and
•	maximization of sales in weaker markets by reviewing and adjusting product offerings where needed to ensure they are appropriately positioned in both price and features.

In conjunction with our strategic plan, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands, especially in times like these where access to capital is restricted. In the first quarter of 2009, capital expenditures were approximately $54,000. For full year 2009, our capital expenditures are estimated to be approximately $1.8 million, and are limited to $2.25 million for any fiscal year per our Amended Credit Agreement.

KEY RECENT EVENT

At March 1, 2009 (February month end), we were in violation of the Consolidated EBITDA financial covenant under the terms of the credit agreement. On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement, pursuant to which, among other things, the lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from our failure to comply with the Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009. In addition, the Third Amendment amended and/or added certain definitions, terms and reporting requirements including a modification of the one-month and two-month Consolidated EBITDA covenants. Borrowings under the revolving line of credit are subject to a borrowing base, up to a borrowing limit. The maximum borrowing limit amount was reduced from $33.0 million (as defined in the second amendment to the Credit Agreement) to $29.0 million. The principal amount outstanding under the term loan, the interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged under the amended terms. For additional details and discussion concerning these financial covenants see the “Liquidity and Capital Resources” section.

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

First Quarter Ended March 29, 2009 Compared to 2008

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

	First Quarter Ended
	March 29,	March 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	92.0	88.7
Restructuring charges	-	0.4
Gross profit	8.0	10.9
Warehouse and delivery expenses	6.0	4.6
Selling, general, and administrative expenses	8.1	7.5
Restructuring charges	-	0.1
Amortization of intangible assets	0.2	0.4
Gain on sale of fixed assets	-	(0.4)
Operating loss	(6.3)	(1.3)
Interest expense, net	4.1	1.9
Other income	(0.1)	-
Income tax credit	-	(1.2)
Loss from continuing operations	(10.3)	(2.0)

Net Sales. Net sales decreased $52.1 million or 53.7%, to $44.9 million in first quarter 2009 from $97.0 million in the comparable prior year period. Net sales were negatively impacted as RV and MH retailers and manufacturers continued to reduce inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves (as discussed above). The MH and RV industries, which together comprise approximately 74% of the Company’s first quarter 2009 sales, experienced unit shipment declines of approximately 45% and 63%, respectively. Approximately 70% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for the first three months of 2009 were down approximately 48% from the comparable period in 2008 (as reported by the U.S. Department of Commerce). The Company expects the soft conditions in the MH, RV, and residential housing markets to continue throughout the remainder of 2009, thus resulting in further reductions in inventory levels and cost reductions by RV and MH retailers and manufacturers.

Cost of Goods Sold. Cost of goods sold declined $44.7 million or 52.0%, to $41.3 million in first quarter 2009 from $86.0 million in 2008. The decline is principally due to the impact of lower sales volumes. As a percentage of net sales, cost of goods sold increased to 92.0% from 88.7% as a result of certain manufacturing overhead costs such as group insurance, depreciation expense, building charges, utility costs, and property taxes remaining relatively constant despite lower sales. Improved production efficiencies and facility consolidations partially offset the fixed cost levels. Current comparative prices of some of the key raw materials remain above prior year levels and will continue to have an adverse impact on our quarterly results. Cost of goods sold during the quarter ended March 30,

2008 included charges of approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities. See “Capital Resources” section for further details.

Restructuring Charges. In first quarter 2008, total restructuring charges were $542,000 or 0.5% of net sales, of which $446,000 was included as a separate line item under cost of goods sold. The charges were recorded in conjunction with the closing and consolidation of two Patrick divisions in the Company’s Other Component Manufactured Products segment and one division in the Primary Manufactured Products segment.

Restructuring charges included as a separate line item under operating expenses were $96,000 in first quarter 2008 for severance costs related to consolidation activities. In 2009, the Company expects to identify further cost reduction opportunities which may result in additional restructuring charges. There were no restructuring charges in first quarter 2009.

Gross Profit. Gross profit decreased $6.9 million or 65.9%, to $3.6 million in first quarter 2009 from $10.5 million in 2008. As a percentage of net sales, gross profit decreased to 8.0% in first quarter 2009 from 10.9% in the same period in 2008. The decrease in the percentage of net sales is attributable to certain fixed overhead costs, such as group insurance, depreciation expense, building rent and utilities, remaining relatively constant despite lower sales volumes, and a shift to lower margin products that was partially offset by certain direct labor efficiencies of approximately 1.2% of net sales. Gross profit was impacted in first quarter 2008 by a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities and by restructuring charges of $0.4 million as discussed above.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.8 million or 39.9%, to $2.7 million in first quarter 2009 from $4.5 million in 2008 primarily reflecting a reduction in delivery wages, fleet rental, fuel costs and freight charges of approximately $1.7 million. As a percentage of net sales, warehouse and delivery expenses were 6.0% and 4.6% in first quarter 2009 and 2008, respectively.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $3.6 million or 49.4%, to $3.7 million in first quarter 2009 from $7.3 million in 2008. As a percentage of net sales, SG&A expenses were 8.1% compared to 7.5% in 2008. The decrease in SG&A expenses is primarily attributable to our ongoing efforts to align operating costs with revenue as a result of the soft market conditions, and maximize efficiencies gained through headcount reduction synergies. Administrative, office, and sales wages and related performance based compensation declined $1.9 million during the quarter principally reflecting the reduction in headcount and reductions in base compensation taken by all hourly and salaried employees. In addition, deferred financing costs related to the Company’s Credit Agreement dated May 18, 2007 and to subsequent amendments to the Credit Agreement are being amortized over the life of the related credit facility. As a result, amortization expense related to these deferred financing costs increased approximately $0.1 million in first quarter 2009 compared to the prior year. SG&A expenses in first quarter 2008 included the impact of approximately $0.1 million of restructuring charges associated with severance costs related the Company’s headcount reduction initiatives in conjunction with the Adorn acquisition.

The Company has remained focused on managing administrative overhead costs as evidenced by a reduction in both its salaried and hourly headcount of more than 200 employees since the beginning of 2009 and by more than 1,000 employees since the acquisition of Adorn on May 18, 2007.

Amortization of Intangible Assets. Amortization expense declined approximately $0.3 million in the first quarter of 2009 to $0.1 million reflecting the impairment of $22.3 million of amortizable intangible assets in the fourth quarter of 2008.

Gain on Sale of Fixed Assets. First quarter 2008 results include approximately $0.4 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business.

Operating Loss. The operating loss was $2.8 million in first quarter 2009 compared to a loss of $1.3 million in 2008. The decrease in operating income from period to period is attributable to the factors described above.

Income Tax Credit–Continuing Operations. The effective tax rate on continuing operations was 0% for first quarter 2009. The effective tax rate varies from the expected statutory rate primarily due to the valuation allowance that offset the benefits of the net loss for the current period. Therefore, no tax benefit was recognized in the current quarter. For first quarter 2008, the effective tax rate was 37.0%.

Discontinued Operations, Net of Tax. Discontinued operations includes the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation. After-tax income from discontinued operations in first quarter 2009 was $459,000 or $0.05 per diluted share which was comprised of $19,000 of income from operations pertaining to the aluminum extrusion operation, and a $40,000 loss on operations and a $480,000 gain on sale related to American Hardwoods. For first quarter 2008, after-tax income from discontinued operations was $69,000 or $0.01 per diluted share. See Note 3 to the Condensed Consolidated Financial Statements for further details.

Net Income (Loss). The net loss was $4.1 million or $0.45 per share for first quarter 2009 compared to a net loss of $1.9 million or $0.30 per diluted share for 2008. The incremental decline in net income reflects the impact of the items previously discussed.

Average Diluted Shares Outstanding. Average diluted shares outstanding increased 43.9% in first quarter 2009 compared to 2008. The increase principally reflects the completion on March 12, 2008 of the private placement of 1,125,000 shares of common stock, and the sale of 1,850,000 shares in connection with the June 26, 2008 rights offering.

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

•

Distribution distributes drywall and ceiling panels, drywall finishing products, hardboard and various sidings, roofing products, various flooring products, passage doors, insulation, and other products. Previously, this segment included our American Hardwoods operation that was sold in January 2009 and was reclassified to discontinued operations for all periods presented.

•	Other Component Manufactured Products includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Results relating to the planned divestiture of the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

First Quarter Ended March 29, 2009 Compared to 2008

Primary Manufactured Products

Sales. Sales decreased $37.7 million or 54.4%, to $31.5 million in first quarter 2009, from $69.2 million in the prior year quarter. This segment accounted for approximately 69% of the Company’s consolidated net sales in first quarter 2009. As discussed above, decreased unit shipment levels in the MH and RV industries and declines in the industrial market largely impacted the quarter results. From a pricing perspective, overall price increases in certain commodity products were offset by pricing declines in certain other major commodity products from period to period.

Gross profit. Gross profit decreased $4.5 million or 74.5%, to $1.5 million in first quarter 2009 from $6.0 million in first quarter 2008. As a percentage of sales, gross profit decreased to 4.9% in first quarter 2009 compared to 8.7% in the prior year. The decrease in gross profit as a percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products. Gross profit for first quarter 2008 includes the impact of restructuring charges of approximately $0.2 million related to the closing and consolidation of one of the Company’s Patrick divisions in this segment and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities.

Operating income. The operating loss in first quarter 2009 was $0.8 million compared to operating income of $2.1 million in the prior year due primarily to lower sales volumes and the decrease in gross profit as discussed above. Reduced administrative costs, primarily resulting from staffing reductions, and lower warehouse and delivery expenses partially offset the gross profit decline.

Distribution

Sales. Sales decreased $8.1 million or 44.2%, to $10.2 million in first quarter 2009 from $18.3 million in the prior year. This segment accounted for approximately 23% of the Company’s consolidated net sales in first quarter 2009. The decline in sales is attributable to the approximate 45% decline in unit shipments in the MH industry, which is the primary market sector this segment serves. The decrease in sales was partially offset by pricing increases on gypsum related products of approximately 14%.

Gross profit. Gross profit decreased $1.4 million or 55.8%, to $1.1 million in first quarter 2009 from $2.5 million in 2008. As a percentage of sales, gross profit decreased to 10.6% in first quarter 2009 from 13.4% in 2008. The decrease in gross profit dollars for 2009 is due to the decline in sales primarily resulting from decreased shipment levels in the MH industry. The decrease in gross profit as a percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes.

Operating income. The operating loss in first quarter 2009 was $0.5 million, a decrease of $0.8 million from operating income of $0.3 million in 2008. Lower sales volumes and the decrease in gross profit dollars as described above contributed to the decline.

Other Component Manufactured Products

Sales. Sales decreased $10.0 million or 67.3%, to $4.8 million in first quarter 2009 from $14.8 million in 2008 primarily reflecting overall unit shipment declines in the RV and MH industries. This segment accounted for approximately 8% of the Company’s consolidated net sales in first quarter 2009. The Company’s adhesive operation was closed in first quarter 2008.

Gross profit. Gross profit decreased $1.3 million or 91.9%, to $0.1 million in first quarter 2009 from $1.4 million in 2008. As a percentage of sales, gross profit decreased to 2.4% in first quarter 2009 from 9.9% in 2008. Gross profit includes the impact of approximately $0.2 million in restructuring charges in first quarter 2008 related to the closing and consolidation of two Patrick divisions. The decrease in gross profit dollars is due to the decline in net sales as discussed above. The decrease in gross profit as a percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products in the cabinet door division.

Operating income. The operating loss in first quarter 2009 was $0.3 million compared to operating income of $0.6 million in 2008 primarily reflecting lower sales volumes and the decrease in gross profit as discussed above. Reduced administrative costs, primarily resulting from staffing reductions, partially offset the gross profit decline.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings under our credit facility. Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our capital expenditure plans.

Net cash provided by operating activities decreased $2.7 million to $0.3 million in first quarter 2009 compared to $3.0 million in first quarter 2008. The quarter-over-quarter change in operating cash flow is primarily the result of lower net income in 2009 that was largely impacted by the deterioration of macroeconomic conditions that negatively impacted sales volumes in the RV, MH and residential housing markets and industries. Trade receivables increased $3.2 million in first quarter 2009 versus $10.9 million in first quarter 2008 reflecting our efforts to maintain appropriate credit policies as we strive to keep our trade receivables at acceptable levels given the tight retail credit standards and the level of consolidations/closures in the RV and MH industries.

Cash provided by operating activities included a decrease in inventory levels of $2.2 million primarily resulting from the Company’s continued focus on improving inventory turns and reducing levels to create supply/demand consistency. First quarter 2008 inventory cash flows included a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities. In both 2009 and 2008, the Company focused on reducing inventory levels and managing inventory costs by reducing supplier lead times and minimum order requirements, and pursuing other vendor managed inventory programs.

Accounts payable and accrued expenses increased $2.9 million in first quarter 2009 primarily reflecting seasonal demand cycles and ongoing operating cash management.

Investing Activities

Investing activities used cash of $31,000 in first quarter 2009 compared to a net cash outflow of $1.4 million in first quarter 2008. Cash flows used by investing activities included $54,000 for capital expenditures in 2009 versus $1.6 million in the prior year that were in conjunction with our strategic and capital plans. For 2009, our capital expenditures are estimated to be approximately $1.8 million and are limited to $2.25 million for any fiscal year per our Amended Credit Agreement.

Financing Activities

Our net financing needs were $0.7 million in first quarter 2009 compared to $1.7 million in first quarter 2008. In 2009, net short-term debt payments under our revolver were $0.8 million and principal payments on long-term debt were $0.1 million. Effective with the Second Amendment to the Credit Agreement in December 2008, the Company has the option to pay a portion of the interest in kind (“PIK Interest”) on its term loan. At March 29, 2009, the Company elected the PIK Interest option and increased the principal amount outstanding under the term loan by approximately $0.3 million, the amount of which is included in borrowings under long-term debt agreements. In first quarter 2008, net proceeds of $7.9 million from the private placement of common stock were offset by net short-term debt repayments of $1.5 million and principal payments on long-term debt of $7.8 million.

In accordance with its normal debt service requirements, the Company paid down approximately $1.3 million in principal on its term loan on March 31, 2009 (the beginning of second quarter 2009).

Capital Resources

In May 2007, the Company completed the acquisition of Adorn Holdings, Inc. (“Adorn”). The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase

Bank, N.A. for a $110 million senior secured credit facility (the “Credit Facility”) comprised of revolving credit availability of $35 million and a term loan of $75 million.

Concurrently with the closing of the Adorn acquisition, Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively, “Tontine Capital”), significant shareholders of Patrick, purchased 980,000 shares of Patrick common stock in a private placement for total proceeds of approximately $11.0 million. Tontine Capital also provided additional interim debt financing of approximately $14.0 million in the form of senior subordinated promissory notes. On March 10, 2008, the Company issued an additional 1,125,000 shares of its common stock to Tontine Capital for an aggregate purchase price of $7.9 million. Proceeds from the sale of common stock were used to prepay approximately $7.7 million of the approximate $14.8 million in principal then outstanding under the senior subordinated promissory notes and to pay related accrued interest.

In June 2008, the Company conducted a rights offering of 1,850,000 shares of common stock to its shareholders and raised a total of approximately $13.0 million of additional equity capital. The Company used the proceeds from the rights offering to prepay approximately $7.1 million of remaining principal under the senior subordinated promissory notes and to pay approximately $0.3 million of related accrued interest, and used the remaining proceeds to reduce borrowings under its Credit Facility on the first day of the fiscal third quarter of 2008.

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

The Company amended its senior secured credit agreement dated May 18, 2007 (the “Credit Agreement”) in March 2008 and modified certain financial covenants, terms and reporting requirements. On December 11, 2008, the Company entered into a Second Amendment and Waiver (the “Second Amendment”) to its Credit Agreement. The Second Amendment included both the addition and modification of certain definitions, terms and reporting requirements and amended the termination date of the Credit Agreement to expire on January 3, 2011. Under the terms of the Second Amendment, the lenders waived any Event of Default (as defined in the Credit Agreement) that resulted from the Company’s failure to comply with the Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants for the Computation Period ended September 28, 2008. The financial covenants were amended to eliminate the Consolidated Net Worth, Minimum Fixed Charge Coverage Ratio and Maximum Leverage Ratio covenants, in lieu of new one-month and two-month minimum Consolidated EBITDA requirements and a $2,250,000 capital expenditures limitation for any fiscal year.

Effective with the Second Amendment, the interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the”ABR”) plus 3.50%, or the London Interbank Offer Rate (“LIBOR”) plus 4.50%. For term loans, interest rates were the ABR plus 6.50%, or LIBOR plus 7.50%. The Company had the option to pay a portion of the interest in kind on the term loan. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%.

In addition, effective with the Second Amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the swap value will be recorded within earnings on the statements of operations. For the first quarter ended March 29, 2009, a loss of $133,000 was recognized in interest expense for the portion of the changes in fair value of the ineffective swaps.

As part of the lenders’ consideration for the Second Amendment, on December 11, 2008, the Company entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.

In connection with the Warrants and the Warrant Agreement, on December 11, 2008, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the lenders and Tontine Capital. The Registration Rights Agreement provides that the Company shall file a registration statement on Form S-3 registering the shares of common stock that may be issued upon the exercise of the Warrants, as well as a registration statement on Form S-3 registering the shares of common stock held by Tontine Capital, and also provides the holders of the Warrants and Tontine Capital certain demand registration rights and piggy-back registration rights in the event the Company files a registration statement with the Securities and Exchange Commission, subject to certain exceptions.

At March 1, 2009 (February month end), the Company was in violation of its Consolidated EBITDA financial covenant under the terms of the credit agreement. On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement dated May 18, 2007. The Third Amendment amended and/or added certain definitions, terms and reporting requirements and included the following provisions:

(a)

The lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from the Company’s failure to comply with the one-month and two-month Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009.

(b)

The financial covenants were modified to establish new one-month and two-month minimum Consolidated EBITDA requirements that will be effective beginning with the fiscal months ended June 28, 2009 and July 26, 2009, respectively. Until that date, there is no applicable minimum Consolidated EBITDA requirement.

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

Effective with the December 2008 amendment to the Credit Agreement, the Company has the option to pay a portion of the interest in kind (“PIK Interest”) on its term loan. At March 29, 2009, the Company elected the PIK Interest option and increased the principal amount outstanding under the term loan by approximately $0.3 million.

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

If we fail to comply with the covenants under our amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement. In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full. Further, if current unfavorable credit market conditions were to persist throughout the remainder of 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

While we will explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

OTHER

Seasonality

Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters. However, depressed economic conditions in both industries distorted the historical trends in 2008 and in the first quarter of 2009 and are expected to continue throughout the remainder of 2009.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended March 29, 2009 and in the Form 10-K for the year ended December 31, 2008. The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.	CONTROLS AND PROCEDURES
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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the first quarter ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PATRICK INDUSTRIES, INC.

(Company)

Date: May 13, 2009	By: /s/Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer
Date: May 13, 2009	By: /s/Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and
Chief Financial Officer
Date: May 13, 2009	By: /s/Darin R. Schaeffer
Darin R. Schaeffer
Vice President and Corporate Controller
(Principal Accounting Officer)