Form 10-Q
period 2009-06-28
PATRICK INDUSTRIES INC
filed 2009-08-12
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2009

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

As of July 31, 2009, there were 9,146,939 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial Position
June 28, 2009 (Unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations (Unaudited)
Second Quarter and Six Months Ended June 28, 2009 and June 29, 2008	4
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 28, 2009 and June 29, 2008	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-30
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	30
ITEM 4T. CONTROLS AND PROCEDURES	30
PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS	30
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 6. EXHIBITS	31
SIGNATURES	32
Exhibit Index: Exhibit 31.1 - Certifications of Chief Executive Officer Exhibit 31.2 - Certifications of Chief Financial Officer Exhibit 32 - Certifications Pursuant to Section 906	33 34 35

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) June 28, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 900	$ 2,672
Trade receivables, net	16,971	8,290
Inventories	18,725	21,471
Prepaid expenses and other	2,252	2,803
Assets held for sale	11,400	15,816
Total current assets	50,248	51,052
Property, Plant and Equipment	83,736	83,756
Less accumulated depreciation	51,523	49,135
Net property, plant and equipment, at cost	32,213	34,621
Goodwill	2,140	2,140
Intangible assets, net of accumulated amortization (2009: $1,606; 2008: $1,430)	7,224	7,400
Deferred financing costs, net of accumulated amortization (2009: $1,505; 2008: $891)	1,967	2,270
Other non-current assets	2,910	3,010
TOTAL ASSETS	$ 96,702	$ 100,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$ 11,856	$ 14,741
Short-term borrowings	17,410	18,200
Accounts payable	11,642	5,156
Accrued liabilities	5,957	7,252
Total current liabilities	46,865	45,349
Long-term debt, less current maturities and discount	26,783	27,367
Deferred compensation and other	5,782	5,708
Deferred tax liabilities	1,362	1,309
TOTAL LIABILITIES	80,792	79,733

SHAREHOLDERS’ EQUITY
Common stock	53,539	53,522
Accumulated other comprehensive loss	(1,280)	(1,439)
Additional paid-in capital	148	362
Retained deficit	(36,497)	(31,685)
TOTAL SHAREHOLDERS’ EQUITY	15,910	20,760
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 96,702	$ 100,493

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Second Quarter Ended	Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands except per share data)	2009	2008	2009	2008

NET SALES	$ 55,878	$ 95,610	$ 100,793	$ 192,587
Cost of goods sold	49,761	84,009	91,084	170,013
Restructuring charges	-	273	-	719
GROSS PROFIT	6,117	11,328	9,709	21,855

Operating expenses:
Warehouse and delivery	2,510	4,489	5,187	8,944
Selling, general and administrative	2,959	6,023	6,624	13,266
Restructuring charges	-	81	-	177
Amortization of intangible assets	88	429	176	858
Gain on sale of fixed assets	(17)	(4,075)	(28)	(4,505)
Total operating expenses	5,540	6,947	11,959	18,740

OPERATING INCOME (LOSS)	577	4,381	(2,250)	3,115
Stock warrants revaluation	468	-	408	-
Interest expense, net	1,599	1,614	3,437	3,426
Income (loss) from continuing operations before income taxes (credit)	(1,490)	2,767	(6,095)	(311)
Income taxes (credit)	-	1,024	-	(115)
Income (loss) from continuing operations	(1,490)	1,743	(6,095)	(196)

Income from discontinued operations	824	183	1,283	293
Income taxes	-	68	-	109
Income from discontinued operations, net of tax	824	115	1,283	184
NET INCOME (LOSS)	$ (666)	$ 1,858	$ (4,812)	$ (12)

Basic and diluted net income (loss) per common share:
Continuing operations	$ (0.16)	$ 0.23	$ (0.67)	$ (0.03)
Discontinued operations	0.09	0.02	0.14	0.03
Net income (loss)	$ (0.07)	$ 0.25	$ (0.53)	$ -

Weighted average shares outstanding:
Basic	9,167	7,453	9,141	6,893
Diluted	9,167	7,487	9,141	6,893

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 28, 2009	June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,812)	$ (12)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,540	3,179
Amortization	176	858
Stock-based compensation expense	51	655
Deferred compensation expense	56	454
Deferred income taxes	53	(125)
Gain on sale of fixed assets	(28)	(4,505)
Restructuring charges	-	221
Decrease in cash surrender value of life insurance	90	136
Deferred financing amortization	614	308
Gain on sale of American Hardwoods	(480)	-
Stock warrants revaluation	408	-
Other	619	539
Change in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(8,480)	(10,097)
Inventories	4,322	1,581
Prepaid expenses and other	551	2,726
Increase in:
Accounts payable and accrued liabilities	5,191	14,996
Net cash provided by operating activities	871	10,914
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(134)	(3,305)
Proceeds from sale of property and equipment	2,530	6,536
Proceeds from life insurance	18	101
Insurance premiums paid	(12)	(500)
Net cash provided by investing activities	2,402	2,832
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	542	-
Short-term debt payments, net	(790)	(1,479)
Principal payments on long-term debt	(4,011)	(19,345)
Payments on deferred compensation obligations	(159)	(195)
Proceeds from private placement of common stock, net of expenses	-	7,875
Proceeds from rights offering, net of expenses	-	12,555
Payment of deferred financing costs	(311)	(349)
Other	(316)	42
Net cash used in financing activities	(5,045)	(896)
Increase (decrease) in cash and cash equivalents	(1,772)	12,850
Cash and cash equivalents at beginning of year	2,672	151
Cash and cash equivalents at end of period	$ 900	$ 13,001

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 28, 2009 and December 31, 2008, and its results of operations for the three and six months ended June 28, 2009 and June 29, 2008, and cash flows for the six months ended June 28, 2009 and June 29, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the second quarter and six months ended June 28, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain reclassifications have been made in the 2008 consolidated financial statements to conform to the 2009 presentation.

2.	Significant Accounting Policies

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	June 28, 2009	December 31, 2008
Raw materials	$ 11,973	$ 13,719
Work in process	829	929
Finished goods	1,963	1,601
Total manufactured goods	14,765	16,249
Materials purchased for resale (distribution products)	3,960	5,222
Total inventories	$ 18,725	$ 21,471
Assets Held for Sale

The components of assets held for sale are as follows:

(thousands)	June 28, 2009	December 31, 2008
American Hardwoods	$ -	$ 4,340
Aluminum extrusion operation	9,818	9,894
Owned real estate	1,582	1,582
Total	$ 11,400	$ 15,816

Assets held for sale related to discontinued operations pertain to American Hardwoods, Inc. (“American Hardwoods”), certain assets of which were sold in January 2009, and the planned divestiture of the aluminum extrusion operation. Approximately $4.3 million of carrying value pertaining to the American Hardwoods operation was reclassified to assets held for sale as of December 31, 2008, of which $2.5 million was related to the building that housed the operation. The building was subsequently sold in June 2009. Primarily as a result of consolidation efforts, the Company’s owned facility located in Fontana, California was classified as held for sale as of December 31, 2008. See Note 3 for further details.

These assets are included on a separate line in the condensed consolidated statements of financial position at the lower of their carrying value or their estimated fair value, less estimated costs to sell. The aluminum extrusion assets were subsequently sold on July 27, 2009 (see Note 13) and the remaining asset is being marketed to sell within the next twelve months.

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at June 28, 2009 are related to its Other Component Manufactured Products Segment. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. No impairment was recognized during the second quarter and six months ended June 28, 2009.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets in the condensed consolidated statements of financial position and are amortized over the life of the related debt or credit facility using the straight-line method which approximates the effective interest method.

3.	Discontinued Operations

In January 2009, the Company completed the sale of certain assets and the business of American Hardwoods for cash consideration of approximately $2.0 million. In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The agreement included a purchase price of $2.5 million for the building and property. Approximately $2.5 million of the total carrying value that was reclassified to assets held for sale as of December 31, 2008 pertained to the building. The building and property were sold in June 2009 for $2.5 million, net of selling expenses. Financial results for American Hardwoods were previously included in the Distribution segment.

In the fourth quarter of 2008, the Company decided to divest certain assets of its aluminum extrusion operation located in Mishawaka, Indiana. Previously, the financial results of this operation had comprised the entire Engineered Solutions segment. On July 27, 2009, the Company completed the sale of these assets. Net cash proceeds from the sale were $7.4 million and are subject to final transaction costs and certain closing adjustments. See Note 13 for further details.

During the fourth quarter of 2008, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reclassified the assets of both American Hardwoods and the aluminum extrusion operation to assets held for sale, which is included in current assets, on the consolidated statements of financial position. The Company decided to exit both of these operations as part of its strategic plan to align current operations with businesses within its core competencies and reduce overall fixed costs. The Company retained the liabilities for American Hardwoods pursuant to the definitive purchase agreement. Accordingly, these liabilities have not been classified as held for sale.

The assets reclassified to held for sale are as follows:

(thousands)	June 28, 2009	December 31, 2008
Assets:
Trade receivables	$ 2,405	$ 2,606
Inventories	2,179	3,755
Property, plant and equipment, net	6,816	9,455
Total assets	$ 11,400	$ 15,816

The operating results for American Hardwoods and for the aluminum extrusion operation are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations.

	Second Quarter Ended		Six Months Ended
(thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales:
American Hardwoods	$ -	$ 2,954	$ 449	$ 6 ,068
Aluminum extrusion operation	7,319	11,224	13,282	22,144
Total net sales	$ 7,319	$ 14,178	$ 13,731	$ 28,212
Pretax income (loss):
Operations:
American Hardwoods	$ 21	$ (101)	$ (19)	$ (203)
Aluminum extrusion operation	803	284	822	496
Total pretax income on operations	824	183	803	293
Gain on sale of American Hardwoods	-	-	480	-
Total pretax income	$ 824	$ 183	$ 1,283	$ 293
After-tax income:
Operations	$ 824	$ 115	$ 803	$ 184
Gain on sale	-	-	480	-
Total after-tax income	$ 824	$ 115	$ 1,283	$ 184

4.	Restructuring Charges

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

Restructuring charges of $273,000 and $719,000 were recorded in cost of goods sold on the condensed consolidated statements of operations in the second quarter and six months of 2008, respectively. In addition, for the same periods, $81,000 and $177,000 of restructuring charges were included in selling, general and administrative (“SG&A”) expenses related to severance costs as a result of the elimination of certain administrative positions.

Below is a summary of restructuring and related expenses for the Restructuring Plan incurred by type.

			2008

		First	Second	Third	Total
(thousands)	2007	Quarter	Quarter	Quarter	Incurred
Severance	$ 884	$ 296	$ 82	$ 25	$ 1,287
Asset write-downs	1,297	221	-	-	1,518
Facility exit costs	183	25	272	60	540
Total restructuring and related expenses	$ 2,364	$ 542	$ 354	$ 85	$ 3,345

The following is a summary of restructuring and related expenses recorded in cost of goods sold and in SG&A expenses on the consolidated statements of operations.

		2008

	First	Second		Third	Total
(thousands)	2007	Quarter	Quarter	Quarter	Incurred
Restructuring charges - cost of goods sold	$ 2,181	$ 446	$ 273	$ 60	$ 2,960
Restructuring charges - SG&A expenses	183	96	81	25	385

Total restructuring and related expenses	$ 2,364	$ 542	$ 354	$ 85	$ 3,345

The following table summarizes the expected, incurred and remaining costs for the Restructuring Plan at June 29, 2008:

		Asset	Facility Exit
(thousands)	Severance	Write-Downs	Costs	Total
Restructuring liability balance at January 1, 2008	$ 206	$ -	$ -	$ 206
Restructuring charges	378	221	297	896
Cash payments/write-offs	(370)	(221)	(297)	(888)
Restructuring liability balance at June 29, 2008	$ 214	$ -	$ -	$ 214

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

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123(R) "Share Based Payment". The Company recorded compensation expense of $51,000 for the six months ended June 28, 2009, and $655,000 (net of related income tax benefits of $242,000) for the six months ended June 29, 2008 for its stock-based compensation plans on the condensed consolidated statements of operations.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2008 and 2009: 8,000 shares on January 5, 2008; 16,000 shares on March 26, 2008; 24,000 shares on April 25, 2008; 10,000 shares on August 14, 2008; 617,500 shares on May 21, 2009; and 3,500 shares on June 22, 2009. The May 21, 2009 grant includes 500,000 shares and 117,500 shares related to stock options and stock awards, respectively.

As of June 28, 2009, there was approximately $177,000 of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 30 months.

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

Basic and diluted earnings per common share for the second quarter and six months periods were calculated using the weighted average shares as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2009	2008	2009	2008
Weighted average common shares outstanding - basic	9,167	7,453	9,141	6,893
Effect of potentially dilutive securities	-	34	-	-
Weighted average common shares outstanding - diluted	9,167	7,487	9,141	6,893

For both the second quarter and six months ended June 28, 2009 and for the six months ended June 29, 2008, there is no difference in basic and diluted earnings per share since a net loss was recorded in each of those periods, resulting in all common stock equivalents having no dilutive effect. Potentially dilutive securities totaling approximately 47,700 shares in second quarter 2009 and approximately 169,000 shares in six months 2008 related to stock awards were excluded from diluted earnings per common share because of their anti-dilutive effect.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850,000 shares of common stock in a rights offering to shareholders. Under the terms of the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement was less than the Company’s stock price on May 27, 2008 of $7.44 per share, the rights offering contained a bonus element, as defined in SFAS No. 128, “Earnings Per Share”. As a result, SFAS No. 128 requires earnings per share to be adjusted retroactively for the bonus element for all periods presented. This bonus element is reflected in earnings per share as presented herein. There was no impact to second quarter and six months 2008 basic and diluted earnings per share.

7.	Gain on Sale of Fixed Assets

In conjunction with the January 2009 sale of certain assets of the American Hardwoods operation, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The agreement included a purchase price of $2.5 million for the building and property, and the Company accordingly reclassified approximately $2.5 million of carrying value for this property to assets held for sale as of December 31, 2008. In the second quarter of 2009, this facility was sold for $2.5 million, net of selling expenses, resulting in no pretax gain or loss on the sale.

During first quarter 2008, the Company entered into a listing agreement to sell one if its idle California facilities. During the first quarter ended March 30, 2008, the Company reclassified the approximately $1.7 million carrying value of this facility to assets held for sale. In the second quarter of 2008, this facility was sold, resulting in a pretax gain on sale of $4.2 million.

8.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss) are as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2009	2008	2009	2008
Net income (loss)	$ (666)	$ 1,858	$ (4,812)	$ (12)
Unrealized losses on cash flow hedges, net of taxes	-	460	-	27
Amortization of unrealized losses on discontinued cash flow hedges	80	-	159	-
Comprehensive income (loss)	$ (586)	$ 2,318	$ (4,653)	$ 15

As of June 28, 2009 and June 29, 2008, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on cash flow hedges and changes in accumulated pension benefit was $1.3 million and $0.6 million, respectively.

9.	Recently Issued Accounting Pronouncements

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

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 141R-1 (“FSP 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the guidance in SFAS No. 141R to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”.  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement No. 141R, without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141R.  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We prospectively adopted the provisions of SFAS No. 141R and FSP 141R-1 for business combinations with an acquisition date on or after January 1, 2009.

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

As of June 28, 2009 and June 29, 2008, liabilities of $1.8 million and $0.9 million, respectively, have been recognized in the deferred compensation and other line on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements.  In accordance with SFAS No. 157, these liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and cash and cash equivalents. The interest rate swaps are valued based on LIBOR interest rate and the fair market values are provided by the Company’s lending institution. The fair market value for cash and cash equivalents is equivalent to the sum of the principal amount invested and the amount of interest earned based on the daily fixed interest rate. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at June 28, 2009. Effective with the Third Amendment on December 11, 2008 to the Credit Agreement dated May 18, 2007 (the “Credit Agreement”), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the fair value of the swap will be recorded within earnings on the consolidated statements of operations.

In February 2008, the FASB issued FSP 157-2 (“FSP 157-2”), ”Partial Deferral of the Effective Date of Statement 157” .  FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The preceding paragraph omits disclosures pertaining to long-lived assets and trade receivables due to FSP 157-2. The Company adopted the provisions of FSP 157-2 on January 1, 2009 and its adoption did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability has significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP 157-4 during the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 (“FSP 107-1”)and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting”, to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The Company adopted the new disclosure requirements in its second quarter 2009 financial statements with no material impact on the consolidated financial statements.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning on January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations, or cash flows. See Note 10 for related disclosures.

Instrument Indexed to Entity’s Own Stock. In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”  (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.   As part of the lenders’ consideration for the Amendment of the Company’s Credit Agreement in December 2008, the Company issued warrants to the lenders to purchase shares of the Company’s common stock. Pursuant to the provisions of EITF 07-5, the warrant series was determined to be a derivative financial instrument.  As of January 1, 2009, the fair value of these warrants was reclassified from shareholders’ equity to a long-term liability included in the deferred compensation and other line on the condensed consolidated statements of financial position.  The fair value of the warrants will be periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  See Note 10 for the required disclosures related to derivative financial instruments.

Subsequent Events. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).   SFAS No. 165 provides guidance on management’s assessment of subsequent events. It requires the disclosure of the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. SFAS No. 165 clarifies that public entities and other entities that expect to widely distribute financial statements should evaluate subsequent events through the date on which the financial statements are issued. SFAS No. 165 is effective prospectively for the first interim reporting period ending after June 15, 2009.  The Company adopted the provisions of SFAS No. 165 beginning with its second quarter ended June 28, 2009. Subsequent events have been evaluated by management through August 12, 2009 which is the date that the financial statements for the second quarter and six months ended June 28, 2009 were issued.

FASB Codification. In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  The Codification will be effective for the Company during its interim period ending September 27, 2009. The Company currently anticipates that the adoption of SFAS No. 168 will not have an impact on its consolidated financial statements.

10.	Derivative Financial Instruments

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

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $19.4 million at June 28, 2009. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

Interest Rate Swap Agreements

Effective with the December 2008 amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. For the second quarter and six months ended June 28, 2009, a loss of $80,000 and $213,000 was recognized in interest expense on the condensed consolidated statements of operations for the portion of the changes in fair value of the ineffective swaps.

Warrants Subject to Revaluation

In conjunction with the December 2008 Amendment to its Credit Agreement, the Company issued a series of warrants to its lenders to purchase 474,049 shares of the Company’s common stock.   In accordance with SFAS No. 133 and EITF 07-05, the Company accounts for these warrants as derivative financial instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  EITF 07-05 became effective for the Company as of January 1, 2009.   Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

Pursuant to anti-dilution provisions, the number of shares of common stock issuable upon exercise of the warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share reflecting the issuance during second quarter 2009 under the Company’s Stock Option Program of shares of common stock at a price less than, and options to purchase common stock with an exercise price less than, the Warrant exercise price then in effect.

The fair value of the warrants at June 28, 2009 is as follows:

(thousands)
Balance at January 1, 2009	$ 214
Change in fair value	408
Balance at June 28, 2009	$ 622

In accordance with SFAS No. 157, the Company’s warrants were measured at fair value on a recurring basis as of June 28, 2009 and were valued using Level 3 valuation methodologies.

11.	Income Taxes

The Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $18.0 million at December 31, 2008 according to the provisions of SFAS No. 109 “Accounting for Income Taxes”. Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. For the six months ended June 28, 2009, the Company incurred a net loss of approximately $4.8 million. The established valuation allowance offset the benefits of the net loss for the current period and therefore no tax benefit was recognized in the six months ended June 28, 2009. As a result, the effective tax rate on both continuing and discontinued operations was 0% for both second quarter and six months 2009 compared to 37% for both second quarter and six months 2008.

12.	Segment Information

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

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, vinyl and cement siding, roofing products, interior passage doors, insulation, and other miscellaneous products. In January 2009, the Company established an electronics division that includes an expansion of its product offering to marine and RV customers.

Other Component Manufactured Products - Includes a cabinet door division and a vinyl printing division. The Company closed its adhesive division in the first quarter of 2008.

The Company sold certain assets and the business of its American Hardwoods operation in January 2009 and sold the building that housed this operation in June 2009. Results relating to this operation, which were previously reported in the Distribution segment, have been reclassified to discontinued operations for all periods presented.

Results relating to the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

The table below presents unaudited information about the sales, associated restructuring charges reflected in cost of goods sold, and operating income (loss) of those segments.

Second Quarter Ended June 28, 2009:
			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 39,456	$ 10,959	$ 5,463	$ 55,878
Intersegment sales	862	-	1,548	2,410
Operating income	1,431	273	583	2,287

Second Quarter Ended June 29, 2008:
			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 64,846	$ 19,934	$ 10,830	$ 95,610
Intersegment sales	890	4	2,660	3,554
Restructuring charges	235	-	38	273
Operating income	2,415	514	1,007	3,936

Six Months Ended June 28, 2009:
			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 70,269	$ 21,207	$ 9,317	$ 100,793
Intersegment sales	1,568	1	2,526	4,095
Operating income (loss)	653	(219)	300	734

Six Months Ended June 29, 2008:
			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 131,441	$ 38,262	$ 22,884	$ 192,587
Intersegment sales	3,526	28	5,379	8,933
Restructuring charges	480	-	239	719
Operating income	4,546	867	1,646	7,059

Reconciliation of segment operating income to consolidated operating income (loss):

	Second Quarter Ended		Six Months Ended
(thousands)	June 28, 2009	June29, 2008	June 28, 2009	June 29, 2008
Operating income for reportable segments	$ 2,287	$ 3,936	$ 734	$ 7,059
Corporate incentive agreements	286	830	982	1,535
Gain on sale of fixed assets	17	4,075	28	4,505
Unallocated corporate expenses	(1,925)	(3,950)	(3,818)	(8,949)
Restructuring charges	-	(81)	-	(177)
Amortization	(88)	(429)	(176)	(858)
Consolidated operating income (loss)	$ 577	$ 4,381	$ (2,250)	$ 3,115

Reconciliation of restructuring charges recorded in cost of goods sold and in SG&A expenses to consolidated restructuring charges:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2009	2008	2009	2008
Restructuring charges - cost of goods sold	$ -	$ 273	$ -	$ 719
Restructuring charges – SG&A expenses	-	81	-	177
Consolidated restructuring charges	$ -	$ 354	$ -	$ 896

13.	Subsequent Event

Sale of Aluminum Extrusion Operation

In the fourth quarter of 2008, the Company decided to divest certain assets of its aluminum extrusion operation located in Mishawaka, Indiana and accordingly reclassified the carrying value of this operation to assets held for sale. See Note 2 for further details.

On July 27, 2009, the Company completed the sale of these assets to Patrick Aluminum, Inc., a member of the UMC family of companies. Net cash proceeds from the sale were $7.4 million and are subject to final transaction costs and certain closing adjustments. Certain accounts payable and accrued liabilities totaling approximately $1.7 million were assumed by the buyer pursuant to the definitive purchase agreement. These liabilities held for sale are included in accounts payable and accrued liabilities on the condensed consolidated statements of financial position. For the third quarter ending September 27, 2009, the Company expects to record a pretax gain on the sale of approximately $0.5 million.

In the third quarter of 2009, approximately $4.4 million of the net proceeds were used to pay down an additional $1.1 million in principal on the Company’s term loan and pay off the remaining $3.3 million of principal on the Economic Development Revenue Bonds related to this facility. The remaining $3.0 million of proceeds were used to reduce borrowings under the Company’s revolving line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on pages 29 and 30 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The outline for our MD&A is as follows:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE / FUTURE OUTLOOK

KEY RECENT EVENTS

Warrants to Bank Lenders

Completion of Planned Divestitures

Credit Agreement Amendment

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

Second Quarter and Six Months Ended June 28, 2009 Compared to 2008

REVIEW BY BUSINESS SEGMENT

General

Second Quarter and Six Months Ended June 28, 2009 Compared to 2008

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE / FUTURE OUTLOOK

While uncertainty surrounding the future course of the global economy continues to fuel the decline in recreational vehicle (“RV”) and manufactured housing (“MH”) sales compared to prior periods, production levels in the RV industry experienced some increases in the second quarter of 2009. Improvements in sales to the MH industry, however, have not yet been seen, especially given the current state of the residential housing market. The continuation of the deterioration in macroeconomic conditions in all sectors of the economy in the first six months of 2009, including restricted capacity and availability of capital, high unemployment, low consumer confidence levels, a decline in discretionary spending, and liquidity concerns, had a negative impact on the Company’s sales and a major impact on all three of the major markets the Company serves.

The Company expects the depressed conditions in the RV, MH and residential housing markets to continue through 2009 and possibly into 2010, as certain customers of the Company are closing and consolidating facilities, reducing workforce, reducing inventory levels, and reducing costs. High credit standards, increasing food and volatile fuel prices, employment downturns, and continued declines in household wealth and home prices continue to negatively impact the global economy. In addition, the Company’s sales may continue to be negatively impacted as RV dealers are expected to continue lowering inventory levels in response to weak consumer demand and restricted floor plan and consumer financing availability.

According to the Recreational Vehicle Industry Association (“RVIA”), the RV industry, which represents approximately 38% of the Company’s six months 2009 net sales, experienced unit shipment declines of approximately 47% for the quarter and 55% year-to-date versus the comparable prior year periods. Long-term demographic trends favor RV market growth and the anticipated positive impact that aging baby boomers will have on the industry once the industry recovers from the current economic crisis. In addition, federal economic credit and stimulus packages, which include provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery. While demographic trends point to positive conditions for this particular market sector in the long-term, the RVIA currently forecasts a 42% decline for full year 2009 unit shipments compared to the full year 2008 level.

According to industry sources, the MH industry, which represents approximately 39% of our revenue base for the first half of 2009, experienced unit shipment declines of approximately 44% for the quarter and 45% year-to-date versus the comparable prior year period. Growth in the MH industry continues to be negatively impacted by large inventories of traditional site built housing and the growing number of foreclosed homes that are available. Factors that may favorably impact production levels in this industry include favorable changes in financing laws, new tax credits for new home buyers and other government incentives, quality credit standards in the residential housing market, mild inflation, improved job growth, and rising interest rates that make traditional site built homes relatively more expensive to finance. The Company currently estimates MH unit shipments for full year 2009 to decline approximately 36% compared to full year 2008 levels.

The weak conditions in the MH industry dramatically impacted the Company’s Distribution Segment, which saw sales decline from the prior year by approximately $9.0 million or 45% for the quarter and $17.1 million or 45% for the six months, as approximately 75% of the Company’s sales in this segment are associated with the MH Industry.

The industrial and other markets represent approximately 23% of the Company’s revenue base for the first half of 2009. Approximately 65% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for the first six months of 2009 were down approximately 48% from the comparable period in 2008 (as reported by the U.S. Department of Commerce). There is a direct correlation between the demand for our products in this market and new residential housing production. According to industry associations, demand for existing homes is forecast to begin a modest recovery late in 2009 with new home sales declining overall in 2009 but beginning to recover in 2010.

In addition, higher energy costs continue to affect the costs of raw materials. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas, and evaluate and implement sales price increases to customers where needed to offset the effect of cost increases. In the first half of 2009, we have seen cost increases softening somewhat and expect that trend to reverse on some raw materials as the general economy improves. While the Company has historically been able to obtain sales price increases to offset raw material cost increases, there can be no assurance that future cost increases can be passed on to customers.

Fiscal Year 2009 Outlook

Although conditions improved somewhat in the second quarter of 2009 with an increase in both RV and MH unit shipments compared to first quarter 2009, we anticipate further closures/consolidations of customers and suppliers during the remainder of 2009, which may result in continued price erosion in certain of our major commodity product categories and potential closings/consolidations of our own facilities in situations where additional cost savings may be achieved. We anticipate that the recession and low consumer confidence will continue for the rest of 2009 and potentially into 2010 as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.

Based on current reductions in overhead expense levels, available capacity, and production and cost efficiencies that we have gained in the last eighteen months, we believe we are well-positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. The management team remains focused on matching costs with revenues and will continue to size the operating structure and platform according to the revenue base. Key focus areas for the remainder of 2009 include earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flow, and debt reduction. While market conditions are expected to remain depressed for the remainder of 2009, additional key focus areas include:

•	fixed and variable overhead cost reduction;
•	additional market share gain;
•	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
•	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers; and
•	maximization of sales in weaker markets by reviewing and adjusting product offerings where needed to ensure they are appropriately positioned in both price and features.

In conjunction with our strategic plan, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands. In the first six months of 2009, capital expenditures were approximately $0.1 million. The capital plan for full year 2009 includes expenditures of up to $1.0 million, and is limited to $2.25 million for any fiscal year per our amended Credit Agreement.

KEY RECENT EVENTS

Warrants to Bank Lenders

On December 11, 2008, we issued warrants to purchase 474,049 shares of common stock, as part of the consideration for the lenders who are party to the Company’s Credit Agreement dated May 18, 2007, among the Company, the lenders and JP Morgan Chase Bank, N.A., as administrative agent, in exchange for entering into the Second Amendment and Waiver to such agreement. The warrants had an exercise price of $1.00 per share and expire on December 11, 2018. Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share, reflecting the issuance on May 21, 2009 and on June 22, 2009 under the Company’s Stock Option Program of shares of common stock at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

Completion of Planned Divestitures

Sale of American Hardwoods Building

In conjunction with the January 2009 sale of certain assets and the business of American Hardwoods, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The building and property were sold in June 2009 for $2.5 million, net of selling expenses, resulting in no pretax gain or loss on the sale. In the second quarter of 2009, approximately $2.3 million of the net proceeds from the sale were used to pay down principal on the Company’s term loan, and the remaining proceeds were used to reduce the principal on the Economic Development Revenue Bonds related to the aluminum extrusion facility.

Sale of Aluminum Extrusion Operation

In the fourth quarter of 2008, the Company decided to divest certain assets of its aluminum extrusion operation located in Mishawaka, Indiana and accordingly reclassified the carrying value of this operation to assets held for sale. On July 27, 2009, the Company completed the sale of these assets to Patrick Aluminum, Inc., a member of the UMC family of companies. Net cash proceeds from the sale were $7.4 million and are subject to final transaction costs and certain closing adjustments. Certain accounts payable and accrued liabilities totaling approximately $1.7 million were assumed by the buyer pursuant to the definitive purchase agreement. For the third quarter ending September 27, 2009, the Company expects to record a pretax gain on the sale of approximately $0.5 million.

In the third quarter of 2009, approximately $4.4 million of the net proceeds were used to pay down an additional $1.1 million in principal on the Company’s term loan and pay off the remaining $3.3 million of principal on the Economic Development Revenue Bonds related to this facility. The remaining $3.0 million of proceeds were used to reduce borrowings under the Company’s revolving line of credit.

Credit Agreement Amendment

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

Second Quarter and Six Months Ended June 28, 2009 Compared to 2008

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

Second Quarter Ended			Six Months Ended
June 28,		June 29,	June 28,	June 29,
2009		2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.0	87.9	90.4	88.3
Restructuring charges	-	0.3	-	0.4
Gross profit	11.0	11.8	9.6	11.3
Warehouse and delivery	4.5	4.7	5.1	4.6
Selling, general and administrative expenses	5.3	6.3	6.5	6.9
Restructuring charges	-	0.1	-	0.1
Amortization of intangible assets	0.2	0.4	0.2	0.4
Gain on sale of fixed assets	-	(4.3)	-	(2.3)
Operating income (loss)	1.0	4.6	(2.2)	1.6
Stock warrants revaluation	0.8	-	0.4	-
Interest expense, net	2.9	1.7	3.4	1.8
Income taxes (credit)	-	1.1	-	(0.1)
Income (loss) from continuing operations	(2.7)	1.8	(6.0)	(0.1)

Net Sales. Net sales decreased $39.7 million or 41.6%, to $55.9 million in second quarter 2009 from $95.6 million in the comparable prior year period. For the six months ended June 28, 2009, net sales decreased $91.8 million or 47.7%, to $100.8 million from $192.6 million in the prior year period. The decline in net sales for both the quarter and year-to-date periods primarily reflected the continuation of overall lower end market demand due to the economic recession. In addition, RV and MH retailers and manufacturers were forced to further reduce inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves (as discussed above).

The MH and RV industries, which together comprise approximately 80% and 77%, of the Company’s second quarter and six months 2009 net sales, respectively, experienced unit shipment declines in the quarter of approximately 44% and 47%, respectively, and approximately 45% and 55%, respectively, on a year-to-date basis. Approximately 65% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for the first six months of 2009 were down approximately 48% from the comparable period in 2008 (as reported by the U.S. Department of Commerce). The Company expects the soft conditions in the MH, RV, and residential housing markets to continue throughout the remainder of 2009 and potentially into 2010, thus resulting in further reductions in inventory levels and cost reductions by RV and MH retailers and manufacturers.

Cost of Goods Sold. Cost of goods sold declined $34.2 million or 40.8%, to $49.8 million in second quarter 2009 from $84.0 million in 2008. For the six months ended June 28, 2009, cost of goods sold decreased $78.9 million or 46.4%, to $91.1 million from $170.0 million in the prior year period. The decline for both the quarter and year-to-date periods is principally due to the impact of lower sales volumes and the variable nature of certain direct manufacturing costs. As a percentage of net sales, cost of goods sold during the quarter increased to 89.0% from 87.9%, and increased to 90.4 % from 88.3 % for the six months, as a result of certain manufacturing overhead costs such as depreciation expense, building charges, utility costs, and property taxes remaining relatively constant despite lower sales volumes. Improved production efficiencies and facility consolidations partially offset these factors. Current comparative prices of some of the key raw materials remain above prior year levels and will continue to have an adverse impact on our quarterly results.

For the six months ended June 29, 2008, cost of goods sold included charges of approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities. See “Capital Resources” section for further details. In addition, labor inefficiencies as the Company adjusted to the rapidly declining market conditions and softening sales levels that began in the first quarter of 2008 were reflected in the six months 2008 results.

Restructuring Charges. In second quarter 2008, total restructuring charges were $354,000 or 0.4% of net sales, of which $273,000 was included as a separate line item under cost of goods sold. The charges were recorded in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products segment and the consolidation of one division in the Primary Manufactured Products segment from a leased facility into one of the Company’s owned manufacturing facilities.

Restructuring charges of $81,000 were included as a separate line item under operating expenses in second quarter 2008. The charges were related to severance payments to an officer who resigned from all positions with the Company in June 2008. In 2009, the Company may identify further cost reduction opportunities which may result in additional restructuring charges. There were no restructuring charges in second quarter 2009.

For six months 2008, total restructuring charges were $0.9 million or 0.5% of net sales. The Company recorded restructuring charges in cost of goods sold of approximately $0.7 million, or 0.4% of net sales in the first six months of 2008 in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products Segment and the consolidation of two divisions in the Company’s Primary Manufactured Products Segment, one from a leased facility into one of the Company’s owned manufacturing facilities, and the other into one of the Adorn manufacturing facilities.

For six months 2008, restructuring charges included in operating expenses of approximately $0.2 million were related to severance and benefits for a former officer of the Company who resigned from all positions with the Company in June 2008, and other severance costs related to the consolidation activities. There were no restructuring charges in the first six months of 2009.

Gross Profit. Gross profit decreased $5.2 million or 46.0%, to $6.1 million in second quarter 2009 from $11.3 million in 2008. As a percentage of net sales, gross profit decreased to 11.0% in 2009 from 11.8% in the same period in 2008. Lower overhead costs, including general and group insurance and repairs and maintenance, of approximately $1.4 million in the second quarter partially offset the gross profit decline. As discussed above, restructuring charges related to the final phase of the Adorn consolidation plan were $0.3 million or 0.3% of net sales in second quarter 2008.

Gross profit decreased $12.1 million or 55.6%, to $9.7 million in the first six months of 2009 from $21.8 million in 2008. As a percentage of net sales, gross profit decreased to 9.6% in 2009 from 11.3% in 2008. Certain direct labor efficiencies of approximately 0.9% of net sales partially offset the decrease to the percentage of net sales in the six months. Gross profit was impacted in the first six months of 2008 by a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities and by restructuring charges of $0.7 million as discussed above.

For both the second quarter and six months of 2009, the decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes. Certain direct labor efficiencies and a reduction in certain overhead costs partially offset the decline in the net sales percentage.

In addition, reductions in selling, general and administrative expenses and warehouse and delivery expenses (as discussed below) more than offset the decline in gross profit in second quarter 2009 and offset most of the gross profit decline in the six months of 2009.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $2.0 million or 44.1%, to $2.5 million in second 2009 from $4.5 million in 2008. As a percentage of net sales, warehouse and delivery expenses were 4.5% and 4.7% in second quarter 2009 and 2008, respectively.

Warehouse and delivery expenses decreased $3.8 million or 42.0%, to $5.2 million in the first six months of 2009 from $8.9 million in 2008. As a percentage of net sales, warehouse and delivery expenses increased to 5.1% in the first six months of 2009 from 4.6% in the comparable period. Delivery wages, fleet rental, fuel costs and freight charges declined approximately $1.3 million and $2.0 million, respectively, in the second quarter and six months 2009 compared to the prior year periods.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $3.1 million or 50.9%, to $2.9 million in second quarter 2009 from $6.0 million in 2008. As a percentage of net sales, SG&A expenses were 5.3% compared to 6.3% in 2008. The decrease in SG&A expenses is primarily attributable to our ongoing efforts to align operating costs with revenue as a result of the soft market conditions, and maximize efficiencies gained through headcount reduction synergies. Administrative, office, and sales wages declined $2.0 million during the quarter principally reflecting a reduction in headcount over the past twelve months and reductions in base compensation taken by all hourly and salaried employees in first quarter 2009. The decline in SG&A expenses was partially offset by a $0.4 million increase to the allowance for doubtful accounts in the second quarter of 2009 that was driven principally by certain customers of the Company that have ceased operations or filed for bankruptcy. SG&A expenses in second quarter 2008 include the impact of $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of the previously announced rights offering in June 2008, and $0.2 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan.

SG&A expenses decreased $6.7 million or 50.1%, to $6.6 million in the first six months of 2009 from $13.3 million in 2008. As a percentage of net sales, SG&A expenses were 6.5% in 2009 compared to 6.9% in 2008. Administrative, office, and sales wages declined approximately $2.5 million in the six months primarily reflecting the reductions in base compensation mentioned above. SG&A expenses were partially offset by a $0.5 million increase in the allowance for doubtful accounts in the first six months of 2009. SG&A expenses in the first six months of 2008 include the impact of approximately $0.2 million of restructuring charges associated with severance and benefits for a former Company officer and other severance costs related to consolidation activities, stock compensation of $0.4 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan, and $0.3 million in costs associated with the vesting of employee retirement obligations as mentioned above.

The Company has remained focused on managing administrative overhead costs as evidenced by a reduction in both its salaried and hourly headcount of more than 200 employees since the beginning of 2009 and by more than 1,000 employees since the acquisition of Adorn on May 18, 2007.

Amortization of Intangible Assets. Amortization expense declined approximately $0.3 million in the second quarter of 2009 and $0.7 million in the first six months of 2009 reflecting a reduction in amortizable intangible assets due to the impairment charge of $22.3 million recorded in the fourth quarter of 2008.

Gain on Sale of Fixed Assets. Second quarter and six months 2008 results include a pretax gain of $4.2 million from the June 2008 sale of the company’s idle California facility. In addition, six months 2008 results include approximately $0.3 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business.

Operating Income (Loss). Operating income was $0.6 million in second quarter 2009 compared to $4.4 million in 2008. For the six months, the operating loss was $2.2 million in 2009 compared to operating income of $3.1 million in 2008. The decrease in operating income from period to period is attributable to the factors described above.

Stock Warrants Revaluation. The stock warrants revaluation expense of $0.5 million and $0.4 million for the second quarter and six months 2009, respectively, represents the non-cash charge related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in conjunction with the December 2008 Amendment to the Credit Agreement. See Note 10 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Income Taxes (Credit)–Continuing Operations. The effective tax rate on continuing operations was 0% for second quarter and six months 2009. The effective tax rate varies from the expected statutory rate primarily due to the tax valuation allowance that offset the benefits of the net loss for the current period. Therefore, no tax benefit was recognized in the current periods. For the comparable periods in 2008, the effective tax rate was 37.0%.

Income From Discontinued Operations, Net of Tax. Discontinued operations includes the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation. After-tax income from discontinued operations in second quarter 2009 was $0.8 million or $0.09 per diluted share which was related to the aluminum extrusion operation. For second quarter 2008, after-tax income from discontinued operations was $0.1 million or $0.02 per diluted share.

For six months 2009, after-tax income from discontinued operations was $1.3 million or $0.14 per diluted share which was comprised of $0.8 million of income from operations related to the aluminum extrusion operation, and a $0.5 gain on the sale of American Hardwoods. For six months 2008, after-tax income from discontinued operations was $0.2 million or $0.03 per diluted share. See Note 3 to the Condensed Consolidated Financial Statements for further details.

Net Income (Loss). The net loss was $0.7 million or $0.07 per diluted share for second quarter 2009 compared to net income of $1.9 million or $0.25 per diluted share for 2008. For the six months, the net loss was $4.8 million or $0.53 per diluted share in 2009 compared to a net loss of $12,000 or $0.00 per diluted share in 2008. The incremental decline in net income reflects the impact of the items previously discussed.

Average Diluted Shares Outstanding. Average diluted shares outstanding increased 22.4% and 32.6% in second quarter and six months 2009, respectively, compared to the prior year. The increase principally reflects the completion in March 2008 of the private placement of 1,125,000 shares of common stock, and the sale of 1,850,000 shares in connection with the June 2008 rights offering.

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

•

Distribution distributes drywall and ceiling panels, drywall finishing products, hardboard and various sidings, roofing products, interior passage doors, electronic products, insulation, and other miscellaneous products. Previously, this segment included the American Hardwoods operation that was sold in January 2009 and was reclassified to discontinued operations for all periods presented.

•	Other Component Manufactured Products includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Results relating to the divestiture of the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

Second Quarter and Six Months Ended June 28, 2009 Compared to 2008

Primary Manufactured Products

Sales. Sales decreased $25.4 million or 38.7%, to $40.3 million in second quarter 2009, from $65.7 million in the prior year quarter. In the first six months of 2009, sales decreased $63.1 million or 46.8%, to $71.8 million, from $134.9 million in 2008. This segment accounted for approximately 71% and 70% of the Company’s consolidated net sales for the second quarter and six months of 2009, respectively.

As discussed above, decreased unit shipment levels in the MH and RV industries and declines in the industrial market largely impacted the quarter and year-to-date results. From a pricing perspective, overall price increases in certain commodity products were offset by pricing declines in certain other major commodity products from period to period.

Gross profit. Gross profit decreased $2.7 million or 43.0%, to $3.5 million in second quarter 2009 from $6.2 million in 2008. As a percentage of sales, gross profit decreased to 8.8% in second quarter 2009 compared to 9.4% in the prior year. Gross profit for second quarter 2008 includes the impact of restructuring charges of approximately $0.2 million related to the closing and consolidation of one of the Company’s Patrick divisions.

Gross profit decreased $7.1 million or 58.5%, to $5.1 million in the first six months of 2009, from $12.2 million in the prior year. As a percentage of sales, gross profit decreased to 7.0% in 2009 from 9.0% in 2008. For both the quarter and year-to-date periods, the decrease in gross profit as a percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes. Gross profit for the six months of 2008 includes the impact of restructuring charges of $0.5 million and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities.

Operating income. Operating income declined $1.0 million to $1.4 million in second quarter 2009 compared to $2.4 million in the prior year due primarily to lower sales volumes and the decrease in gross profit as discussed above. Reduced administrative costs, primarily resulting from staffing reductions and lower warehouse and delivery expenses, partially offset the gross profit decline.

For six months 2009, operating income decreased $3.9 million to $0.6 million from $4.5 million in 2008 reflecting a decline in gross profit that was partially offset by lower warehouse and delivery and SG&A expenses, and restructuring charges.

Distribution

Sales. Sales decreased $9.0 million or 45.0%, to $10.9 million in second quarter 2009 from $19.9 million in the prior year. In the first six months of 2009, sales decreased $17.1 million or 44.6%, to $21.2 million, from $38.3 million in 2008. This segment accounted for approximately 20% and 21% of the Company’s consolidated net sales for the second quarter and six months of 2009, respectively.

The decrease in sales for both the quarter and year-to-date is attributable to decreased unit shipment levels in the MH industry, which is the primary sector this segment serves. Pricing on gypsum related commodity products that the Company sells into the MH industry rose approximately 14% year over year on manufactured products and approximately 12% on distribution products.

Gross profit. Gross profit decreased $0.9 million or 36.6%, to $1.6 million in second quarter 2009 from $2.5 million in 2008. As a percentage of sales, gross profit increased to 14.5% in second quarter 2009 from 12.6% in 2008. For the six months, gross profit decreased $2.3 million or 46.1%, to $2.7 million in 2009 from $5.0 million in 2008. As a percentage of sales, gross profit decreased to 12.6% in six months 2009 from 13.0% in 2008. For both periods, the decrease in gross profit dollars for 2009 is due to the decline in sales primarily resulting from decreased shipment levels in the MH industry. The decrease in gross profit as a percentage of sales for the six months is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes.

Operating income. Operating income in second quarter 2009 was $0.3 million, a decrease of $0.2 million from $0.5 million in 2008. For six months 2009, operating income declined $1.1 million to an operating loss of $0.2 million compared to operating income of $0.9 million in 2008.

Other Component Manufactured Products

Sales. Sales decreased $6.5 million or 48.0%, to $7.0 million in second quarter 2009 from $13.5 million in the prior year. In the first six months of 2009, sales decreased $16.4 million or 58.1%, to $11.9 million, from $28.3 million in 2008. This segment accounted for approximately 9% of the Company’s consolidated net sales for both the second quarter and six months of 2009, respectively. The decline in sales primarily reflects overall unit shipment declines in the RV and MH industries.

Gross profit. Gross profit decreased $0.8 million or 46.2%, to $0.9 million in second quarter 2009 from $1.7 million in 2008. As a percentage of sales, gross profit increased to 13.4% in second quarter 2009 from 13.0% in 2008. The decrease in gross profit dollars is due to the decline in net sales as discussed above.

Gross profit decreased $2.1 million or 66.9%, to $1.1 million in the first six months of 2009, from $3.2 million in the prior year. The decrease in gross profit dollars is primarily due to the decline in net sales as discussed above. As a percentage of sales, gross profit decreased to 9.0% in 2009 from 11.4% in 2008. Gross profit for six months 2008 includes the impact of approximately $0.2 million in restructuring charges related to the closing and consolidation of two Patrick divisions.

Operating income. Operating income declined $0.4 million in second quarter 2009 to $0.6 million, compared to $1.0 million in 2008 primarily reflecting lower sales volumes and the decrease in gross profit as discussed above. Reduced administrative costs, primarily resulting from staffing reductions, partially offset the gross profit decline. For the first six months, operating income declined $1.3 million to $0.3 million in 2009, from $1.6 million in 2008 due primarily to the factors described above.

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

Net cash provided by operating activities was $0.9 million in the first six months of 2009 compared to $10.9 million in 2008. The year-over-year change in operating cash flow is primarily the result of lower net income in 2009 that was largely impacted by the deterioration of macroeconomic conditions that negatively impacted sales volumes in the RV, MH and residential housing markets and industries.

Trade receivables increased $8.5 million in the first six months of 2009 from December 2008 reflecting normal seasonal demand cycles and our efforts to maintain appropriate credit policies as we strive to keep our trade receivables at acceptable levels given the tight retail credit standards and the level of consolidations/closures in the RV and MH industries.

Cash provided by operating activities included a decrease in inventory levels of $4.3 million primarily resulting from the Company’s continued focus on improving inventory turns and reducing levels to create supply/demand consistency. Six months 2008 inventory cash flows included a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities. In both 2009 and 2008, the Company focused on reducing inventory levels and managing inventory costs by reducing supplier lead times and minimum order requirements, and pursuing other vendor managed inventory programs. Cash proceeds of $2.0 million from the January 2009 sale of certain assets and business of American Hardwoods are included in operating cash flows in trade receivables and inventories.

Accounts payable and accrued liabilities increased $5.2 million in the first six months of 2009 primarily reflecting seasonal demand cycles and ongoing operating cash management. In addition to normal seasonal demand cycles, higher sales volume levels in the first six months of 2008 (versus the comparable period in 2009) contributed to the $14.9 million increase in accounts payable and accrued liabilities.

Investing Activities

Investing activities provided cash of $2.4 million in the first six months of 2009 compared to $2.8 million in 2008. Proceeds from the sale of property and equipment included $2.5 million from the sale of the American Hardwoods building in June 2009 and approximately $6.5 million from the sale of the California facility in June 2008.

Capital expenditures in 2009 were $0.1 million versus $3.3 million in the prior year. The capital plan for full year 2009 includes expenditures of up to $1.0 million, and is limited to $2.25 million for any fiscal year per our amended Credit Agreement.

Financing Activities

Our net financing needs were $5.0 million in the first six months of 2009 compared to $0.9 million in 2008. For the first six months of 2009, the Company paid down approximately $4.0 million in principal on its long-term debt, of which $2.5 million was over and above its debt service requirements. The debt repayments were funded by the net proceeds from the sale of the American Hardwoods building and by utilizing cash on hand.

Effective with the Second Amendment to the Credit Agreement in December 2008, the Company has the option to pay a portion of the interest in kind (“PIK Interest”) on its term loan. At the beginning of 2009, the Company elected the PIK Interest option. As a result, through June 28, 2009, the principal amount outstanding under the term loan has been increased by approximately $0.5 million, the amount of which is included in borrowings under long-term debt agreements. In six months 2008, net proceeds of $7.9 million from a private placement of common stock and $12.6 million of proceeds from a rights offering, were offset by net short-term debt repayments of $1.5 million and principal payments on long-term debt of $19.3 million.

In accordance with its debt service requirements, the Company paid down approximately $1.2 million in principal on its term loan on June 30, 2009 (beginning of third quarter 2009). In addition, during the third quarter of 2009, net proceeds of approximately $4.4 million from the sale of the aluminum extrusion operation were used to pay down an additional $1.1 million of principal on the Company’s term loan and pay off the remaining $3.3 million of principal on the Economic Development Revenue Bonds related to this facility. The remaining $3.0 million of proceeds were used to reduce borrowings under the Company’s revolving line of credit.

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

In addition, effective with the Second Amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the swap value will be recorded within earnings on the statements of operations. For the second quarter and six months ended June 28, 2009, a loss of $80,000 and $213,000 was recognized in interest expense for the portion of the changes in fair value of the ineffective swaps.

As part of the lenders’ consideration for the Second Amendment, on December 11, 2008, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018. Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share reflecting the issuance on May 21, 2009 and on June 22, 2009 under the Company’s Stock Option Program of shares of common stock at a price less than, and options to purchase common stock with an exercise price less than, the Warrant exercise price then in effect.

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

(b)

The financial covenants were modified to establish new one-month and two-month minimum Consolidated EBITDA requirements that became effective beginning with the fiscal months ended June 28, 2009 and July 26, 2009, respectively. Until such dates, there was no applicable minimum Consolidated EBITDA requirement.

(c)	The definition of Consolidated EBITDA was amended to exclude the effects of losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent.
(d)	The revolving commitments were reduced by $5.0 million to a maximum of $30.0 million.
(e)	The monthly borrowing limits under the revolving commitments were reset in conjunction with projected monthly cash flows.
(f)	The Company agreed to provide an appraisal by a lender approved firm of each parcel of real estate owned by the Company and its subsidiaries within 60 days of the effectiveness of the Third Amendment.
(g)	The receipt of net cash proceeds related to any asset disposition, other than proceeds attributable to inventory and receivables, will be used to pay down principal on the term loan.

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

Effective with the Second Amendment to the Credit Agreement in December 2008, the Company has the option to pay a portion of the interest in kind (“PIK Interest”) on its term loan. At the beginning of 2009, the Company elected the PIK Interest option. As a result, the principal amount outstanding under the term loan was increased by approximately $0.5 million during the six months ended June 28, 2009.

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

OTHER

Seasonality

Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters. However, depressed economic conditions in both industries distorted the historical trends in 2008 and in the first half of 2009 and are expected to continue throughout the remainder of 2009.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended June 28, 2009 and in the Form 10-K for the year ended December 31, 2008. The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the second quarter ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and, therefore, should be read in conjunction with the risk factors and other information disclosed in our Annual Report.

Holders of our common stock are subject to the risk of dilution of their investment as the result of the issuance to our lenders of warrants to purchase common stock.

As part of the consideration for amending our Credit Agreement on December 11, 2008, we issued to our lenders warrants to purchase an aggregate of 474,049 shares of common stock at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018. Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share. The exercise of the Warrants would result in dilution to the holders of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 21, 2009. The results of the matters voted upon at the annual meeting of shareholders are as follows:

1.	Proposal to elect eight directors to our Board of Directors to serve until the 2010 Annual Meeting of Shareholders.

	For	Withhold Authority
Terrence D. Brennan	7,963,298	542,209
Joseph M. Cerulli	7,032,949	1,472,558
Todd M. Cleveland	7,611,811	893,696
Paul E. Hassler	7,609,091	896,416
Keith V. Kankel	8,273,083	232,424
Andy L. Nemeth	6,916,112	1,589,395
Larry D. Renbarger	8,281,201	224,306
Walter E. Wells	8,283,183	222,324

2.

Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009. Of the total votes cast, 8,480,323 votes were cast for the proposal, 21,425 votes were cast against the proposal, and there were 3,758 abstentions.

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

PATRICK INDUSTRIES, INC.

(Company)

Date: August 12, 2009	By: /s/Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer
Date: August 12, 2009	By: /s/Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer

Date: August 12, 2009	By: /s/Darin R. Schaeffer
Darin R. Schaeffer

Vice President and Corporate Controller

(Principal Accounting Officer)