Form 10-Q/A
period 2009-03-29
PATRICK INDUSTRIES INC
filed 2009-10-02
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (“Amendment No. 1”) constitutes an amendment to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 13, 2009.

Amendment No. 1 is being filed solely for the purpose of correcting an inadvertent omission of the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in the Certifications attached as Exhibit 31.1 and Exhibit 31.2.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except for the matter describe above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-Q, or reflect events occurring after the date of the filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our Form 10-Q as originally filed and our filings with the SEC subsequent to the filing of our Form 10-Q.

TABLE OF CONTENTS

PART II	Page Number

Item 6. Exhibits	3

SIGNATURES	3

PART II

ITEM 6.	EXHIBITS
Exhibit Number	Exhibits

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Company)
Date: October 2, 2009	By: /s/Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer
Date: October 2, 2009	By: /s/Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer
Date: October 2, 2009	By: /s/Darin R. Schaeffer
Darin R. Schaeffer
Vice President and Corporate Controller (Principal Accounting Officer)