Form 10-Q/A
period 2009-06-28
PATRICK INDUSTRIES INC
filed 2009-10-02
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (“Amendment No. 1”) constitutes an amendment to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 12, 2009.

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