Form 10-Q
period 2009-09-27
PATRICK INDUSTRIES INC
filed 2009-11-12
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009

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

Yes [ X ] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

As of October 30, 2009, there were 9,162,189 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial Position
September 27, 2009 (Unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations (Unaudited)
Third Quarter and Nine Months Ended September 27, 2009 and September 28, 2008	4
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 27, 2009 and September 28, 2008	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-30
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	30
ITEM 4T. CONTROLS AND PROCEDURES	30
PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS	30
ITEM 6. EXHIBITS SIGNATURES	31 31
Exhibit Index: Exhibit 31.1 - Certifications of Chief Executive Officer Exhibit 31.2 - Certifications of Chief Financial Officer Exhibit 32 - Certifications Pursuant to Section 906

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) September 27, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 271	$ 2,672
Trade receivables, net	18,494	8,290
Inventories	19,564	21,471
Prepaid expenses and other	1,733	2,803
Assets held for sale	1,918	15,816
Total current assets	41,980	51,052
Property, Plant and Equipment	82,524	83,756
Less accumulated depreciation	51,809	49,135
Net property, plant and equipment, at cost	30,715	34,621
Goodwill	2,140	2,140
Intangible assets, net of accumulated amortization (2009: $1,693; 2008: $1,430)	7,137	7,400
Deferred financing costs, net of accumulated amortization (2009: $1,840; 2008: $891)	1,675	2,270
Other non-current assets	2,894	3,010
TOTAL ASSETS	$ 86,541	$ 100,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$ 7,613	$ 14,741
Short-term borrowings	14,410	18,200
Accounts payable	9,684	5,156
Accrued liabilities	6,437	7,252
Total current liabilities	38,144	45,349
Long-term debt, less current maturities and discount	25,107	27,367
Deferred compensation and other	6,536	5,708
Deferred tax liabilities	1,363	1,309
TOTAL LIABILITIES	71,150	79,733

SHAREHOLDERS’ EQUITY
Common stock	53,562	53,522
Accumulated other comprehensive loss	(1,200)	(1,439)
Additional paid-in capital	148	362
Accumulated deficit	(37,119)	(31,685)
TOTAL SHAREHOLDERS’ EQUITY	15,391	20,760
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 86,541	$ 100,493

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands except per share data)	2009	2008	2009	2008

NET SALES	$ 58,342	$ 76,685	$ 159,135	$ 269,272
Cost of goods sold	50,918	68,449	142,002	238,462
Restructuring charges	-	60	-	779
GROSS PROFIT	7,424	8,176	17,133	30,031

Operating expenses:
Warehouse and delivery	2,602	4,161	7,789	13,105
Selling, general and administrative	3,045	5,985	9,669	19,251
Restructuring charges	-	25	-	202
Amortization of intangible assets	87	429	263	1,287
Gain on sale of fixed assets	(16)	(30)	(44)	(4,535)
Total operating expenses	5,718	10,570	17,677	29,310

OPERATING INCOME (LOSS)	1,706	(2,394)	(544)	721
Stock warrants revaluation	932	-	1,340	-
Interest expense, net	1,599	1,334	5,036	4,760
Loss from continuing operations before income tax benefit	(825)	(3,728)	(6,920)	(4,039)
Income tax benefit	-	(1,379)	-	(1,494)
Loss from continuing operations	(825)	(2,349)	(6,920)	(2,545)

Income from discontinued operations	203	18	1,486	311
Income taxes	-	6	-	115
Income from discontinued operations, net of tax	203	12	1,486	196
NET LOSS	$ (622)	$ (2,337)	$ (5,434)	$ (2,349)

Basic and diluted net income (loss) per common share:
Continuing operations	$ (0.09)	$ (0.26)	$ (0.75)	$ (0.33)
Discontinued operations	0.02	-	0.16	0.02
Net loss	$ (0.07)	$ (0.26)	$ (0.59)	$ (0.31)

Weighted average shares outstanding – basic and diluted	9,237	9,110	9,173	7,638

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
(thousands)	Sept. 27, 2009	Sept. 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (5,434)	$ (2,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,752	4,716
Amortization of intangible assets	263	1,287
Stock-based compensation expense	71	690
Deferred compensation expense	117	487
Payments on deferred compensation obligations	(266)	(296)
Deferred income taxes	54	(1,401)
Gain on sale of fixed assets	(44)	(4,535)
Restructuring charges	-	221
Decrease in cash surrender value of life insurance	135	189
Deferred financing amortization	949	472
Gain on sale of divestitures	(683)	-
Interest paid-in-kind	777	-
Stock warrants revaluation	1,340	-
Change in fair value of derivative financial instruments	292	-
Other	1,396	(189)
Change in operating assets and liabilities:
Decrease (increase) in:
Trade receivables	(7,598)	(7,822)
Inventories	5,662	4,535
Prepaid expenses and other	1,070	2,531
Increase in accounts payable and accrued liabilities	3,713	763
Net cash provided by (used in) operating activities	5,566	(701)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(151)	(3,820)
Proceeds from sale of property and equipment	66	6,536
Proceeds from sale of American Hardwoods equipment and facility	2,638	-
Proceeds from sale of aluminum extrusion equipment and facility	4,178	-
Proceeds from life insurance	18	101
Insurance premiums paid	(44)	(500)
Net cash provided by investing activities	6,705	2,317
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	-	-
Short-term debt borrowings (payments), net	(3,790)	12,921
Principal payments on long-term debt	(10,165)	(34,649)
Proceeds from private placement of common stock, net of expenses	-	7,875
Proceeds from rights offering, net of expenses	-	12,420
Payment of deferred financing costs	(354)	(362)
Other	(363)	94
Net cash used in financing activities	(14,672)	(1,701)
Decrease in cash and cash equivalents	(2,401)	(85)
Cash and cash equivalents at beginning of year	2,672	151
Cash and cash equivalents at end of period	$ 271	$ 66

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 27, 2009 and December 31, 2008, and its results of operations for the three and nine months ended September 27, 2009 and September 28, 2008, and cash flows for the nine months ended September 27, 2009 and September 28, 2008.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the third quarter and nine months ended September 27, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Certain reclassifications have been made in the 2008 consolidated financial statements to conform to the 2009 presentation.

In preparation of Patrick’s consolidated financial statements as of September 27, 2009, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through November 12, 2009, the date on which the financial statements for the third quarter and nine months ended September 27, 2009 were issued, for potential recognition in its consolidated financial statements and/or disclosures in the notes thereto.

2.	Significant Accounting Policies

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	September 27, 2009	December 31, 2008
Raw materials	$ 12,226	$ 13,719
Work in process	1,384	929
Finished goods	1,632	1,601
Total manufactured goods	15,242	16,249
Materials purchased for resale (distribution products)	4,322	5,222
Total inventories	$ 19,564	$ 21,471

Assets Held for Sale

The components of assets held for sale are as follows:

(thousands)	September 27, 2009	December 31, 2008
American Hardwoods	$ -	$ 4,340
Aluminum extrusion operation	-	9,894
Owned real estate	1,918	1,582
Total	$ 1,918	$ 15,816

Assets held for sale pertaining to discontinued operations include American Hardwoods, Inc. (“American Hardwoods”) and the aluminum extrusion operation. Approximately $4.3 million of carrying value pertaining to the American Hardwoods operation was reclassified to assets held for sale as of December 31, 2008, of which $2.5 million was related to the building that housed the operation. Certain assets and the business of American Hardwoods were sold in January 2009, and the building was subsequently sold in June 2009. Approximately $9.9 million of carrying value pertaining to the aluminum extrusion operation was reclassified to assets held for sale as of December 31, 2008. This operation was sold in July 2009. See Note 3 for further details.

The Company’s owned facility located in Fontana, California was classified as held for sale as of December 31, 2008 and its owned facility in Ocala, Florida was classified as held for sale as of September 27, 2009. Both facilities were listed for sale in order to continue the Company’s efforts to reduce its leverage position. Upon the sale of either or both of these facilities, the Company currently intends to lease a different facility, or consolidate the operations into another facility in order to continue to effectively serve our customer base in these markets.

These assets are included on a separate line in the condensed consolidated statements of financial position at the lower of their carrying value or their estimated fair value, less estimated costs to sell and are being marketed to sell within the next twelve months.

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at September 27, 2009 are related to its Other Component Manufactured Products Segment. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the third quarter and nine months ended September 27, 2009.

As of September 27, 2009, the remaining intangible assets balance of $7.1 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $5.7 million pertaining to customer relationships which are being amortized over 17 years.

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets in the condensed consolidated statements of financial position and are amortized over the life of the related debt or credit facility using the straight-line method which approximates the effective interest method.

3.	Discontinued Operations

American Hardwoods

In January 2009, the Company completed the sale of certain assets and the business of American Hardwoods for cash consideration of $2.0 million. In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation for a purchase price of $2.5 million. Approximately $2.5 million of the total carrying value of $4.3 million that was reclassified to assets held for sale as of December 31, 2008 pertained to the building. The building and property were sold in June 2009 for $2.5 million, net of selling expenses, and proceeds from the sale were used to pay down approximately $2.5 million in senior debt. Financial results for American Hardwoods were previously included in the Distribution segment. The Company recorded a net pretax gain on the American Hardwoods sale of approximately $0.2 million for the nine months ended September 27, 2009.

Aluminum Extrusion Operation

In July 2009, the Company completed the sale of certain assets of its aluminum extrusion operation. Previously, the financial results of this operation had comprised the entire Engineered Solutions segment. The purchase price consisted of (i) net cash proceeds of $7.4 million and (ii) the assumption by the buyer of approximately $1.7 million of certain accounts payable and accrued liabilities pursuant to the definitive purchase agreement, of which $4.2 million pertained to the sale of equipment and the facility and $4.9 million pertained to the sale of trade receivables and inventory. These assumed liabilities were included in accounts payable and accrued liabilities on the condensed consolidated statements of financial position as of December 31, 2008.

In the third quarter of 2009, approximately $4.4 million of the net cash proceeds were used to pay down an additional $1.1 million in principal on the Company’s term loan and pay off the remaining $3.3 million of principal on the Economic Development Revenue Bonds related to this facility. The remaining $3.0 million of proceeds were used to reduce borrowings under the Company’s revolving line of credit. The Company recorded a pretax gain on the sale of approximately $0.5 million for the nine months ended September 27, 2009.

During the fourth quarter of 2008, the Company reclassified the assets of both American Hardwoods and the aluminum extrusion operation to assets held for sale, which is included in current assets, on the consolidated statements of financial position. The Company decided to exit both of these operations as part of its strategic plan to align current operations with businesses within its core competencies, reduce overall fixed costs, and reduce its leverage position.

The assets reclassified to held for sale are as follows:

(thousands)	September 27, 2009	December 31, 2008
Assets:
Trade receivables , net	$ -	$ 2,606
Inventories	-	3,755
Property, plant and equipment, net	1,918	9,455
Total assets	$ 1,918	$ 15,816

The operating results for American Hardwoods and for the aluminum extrusion operation are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations.

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net sales:
American Hardwoods	$ -	$ 2,880	$ 449	$ 8,948
Aluminum extrusion operation	-	8,864	13,282	31,008
Total net sales	$ -	$ 11,744	$ 13,731	$ 39,956
Pretax income (loss):
Operations:
American Hardwoods	$ -	$ (144)	$ (19)	$ (347)
Aluminum extrusion operation	-	162	822	658
Total pretax income on operations	-	18	803	311
Gain (loss) on sale of American Hardwoods	(251)	-	229	-
Gain on sale of aluminum extrusion operation	454	-	454	-
Total pretax income	$ 203	$ 18	$ 1,486	$ 311
After-tax income:
Operations	$ -	$ 12	$ 803	$ 196
Gain on sale	203	-	683	-
Total after-tax income	$ 203	$ 12	$ 1,486	$ 196

4.	Restructuring Charges

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

Restructuring charges of $60,000 and $779,000 were recorded in cost of goods sold on the condensed consolidated statements of operations in the third quarter and nine months of 2008, respectively. In addition, for the same periods, $25,000 and $202,000 of restructuring charges were included in selling, general and administrative (“SG&A”) expenses related to severance costs as a result of the elimination of certain administrative positions.

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

The following table summarizes the expected, incurred and remaining costs for the Restructuring Plan at September 28, 2008:

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

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions required by U.S. GAAP. The Company recorded compensation expense of $71,000 for the nine months ended

September 27, 2009, and $0.7 million (net of related income tax benefits of $0.3 million) for the nine months ended September 28, 2008 for its stock-based compensation plans on the condensed consolidated statements of operations.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2008 and 2009: 8,000 shares on January 5, 2008; 16,000 shares on March 26, 2008; 24,000 shares on April 25, 2008; 10,000 shares on August 14, 2008; 612,500 shares on May 21, 2009; 3,500 shares on June 22, 2009; and 10,000 shares on September 21, 2009. The May 21, 2009 grant includes 495,000 shares and 117,500 shares related to stock options and stock awards, respectively.

As of September 27, 2009, there was approximately $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 28 months.

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

Basic and diluted earnings per common share for the third quarter and nine months periods were calculated using the weighted average shares as follows:

Third Quarter Ended	Nine Months Ended
Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands)	2009	2008	2009	2008
Weighted average common shares outstanding - basic	9,237	9,110	9,173	7,638
Effect of potentially dilutive securities	-	-	-	-
Weighted average common shares outstanding - diluted	9,237	9,110	9,173	7,638

For both the third quarter and nine months ended September 27, 2009 and September 28, 2008, there is no difference in basic and diluted earnings per share since a net loss was recorded in each of those periods, resulting in all common stock equivalents having no dilutive effect. Potentially dilutive securities totaling approximately 261,600 shares related to stock options and 307,100 shares related to stock warrants in third quarter 2009, and 108,600 shares related to stock options and 132,000 shares related to stock warrants in nine months 2009, were excluded from diluted earnings per common share because of their anti-dilutive effect. For the same periods in 2008, there were no potentially dilutive securities excluded from the diluted earnings per common share computation.

On May 22, 2008, the Company's shareholders approved the issuance of 1,850,000 shares of common stock in a rights offering to shareholders. Under the terms of the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share. As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement was less than the Company’s stock price of $7.44 per share on May 27, 2008, the rights offering contained a bonus element. As a result, earnings per share were adjusted retroactively for the bonus element for all periods presented. This bonus element is reflected in earnings per share as presented herein. There was no impact to third quarter and nine months 2008 basic and diluted earnings per share.

7.	Gain on Sale of Fixed Assets

During first quarter 2008, the Company entered into a listing agreement to sell one if its idle California facilities. During the first quarter ended March 30, 2008, the Company reclassified the $1.7 million carrying value of this facility to assets held for sale. In the second quarter of 2008, this facility was sold, resulting in a pretax gain on sale of $4.2 million.

8.	Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss) are as follows:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 27, 2009	Sept 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net loss	$ (622)	$ (2,337)	$ (5,434)	$ (2,349)
Unrealized losses on cash flow hedges, net of taxes	-	(37)	-	(10)
Amortization of unrealized losses on discontinued cash flow hedges	80	-	239	-
Comprehensive loss	$ (542)	$ (2,374)	$ (5,195)	$ (2,359)

As of September 27, 2009 and September 28, 2008, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on cash flow hedges and changes in accumulated pension benefit was $1.2 million and $0.7 million, respectively.

9.	Recently Issued Accounting Pronouncements

FASB Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The Codification became effective for the Company during its interim period ending September 27, 2009 and its adoption did not have an impact on its consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued guidance on management’s assessment of subsequent events. The guidance requires the disclosure of the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. It clarifies that public entities and other entities that expect to widely distribute financial statements should evaluate subsequent events through the date on which the financial statements are issued. The guidance is effective prospectively for the first interim reporting period ending after June 15, 2009.  The Company adopted the provisions of the guidance beginning with its second quarter ended June 28, 2009. See Note 1 for the required disclosures related to subsequent events.

Business Combinations. In April 2009, the FASB issued revised guidance which amends the guidance previously issued in December 2007 to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with U.S. GAAP.   However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  This guidance is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company prospectively adopted the provisions of this guidance for business combinations with an acquisition date on or after January 1, 2009.

Fair Value Measurements.  In February 2008, the FASB issued revised guidance related to fair value measurements that delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The fair value measurements discussion in Note 11 omits disclosures pertaining to long-lived assets and trade receivables due to this revised guidance. The adoption of the provisions of this new guidance on January 1, 2009 did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance during the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements. See Note 11 for additional required disclosures.

In April 2009, the FASB issued guidance which requires publicly-traded companies as defined in accordance with U.S. GAAP, to provide disclosures on the fair value of financial instruments in interim financial statements.  This guidance is effective for interim periods ending after June 15, 2009.  The Company adopted the new disclosure requirements in its second quarter 2009 financial statements with no material impact on the consolidated financial statements.

Derivative Instruments and Hedging Activities. On January 1, 2009, the Company adopted guidance issued by the FASB which required additional financial statement disclosures related to derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for in the financial statements, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning on January 1, 2009. The Company applied the requirements of this guidance on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Since only additional disclosures concerning derivatives and hedging activities is required, the adoption will not affect the Company’s financial condition, results of operations, or cash flows. See Note 10 for related disclosures.

Instrument Indexed to Entity’s Own Stock. In June 2008, the FASB ratified the consensus reached in guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.   As part of the lenders’ consideration for the Amendment of the Company’s Credit Agreement (as defined) in December 2008, the Company issued warrants to the lenders to purchase shares of the Company’s common stock. The warrant series was determined to be a derivative financial instrument.  As of January 1, 2009, the fair value of these warrants was reclassified from shareholders’ equity to a long-term liability included in the deferred compensation and other line on the condensed consolidated statements of financial position.  The fair value of the warrants will be periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations. See Note 10 for the required disclosures related to derivative financial instruments.

10.	Derivative Financial Instruments

The Company enters into certain derivative financial instruments, when available on a cost-effective basis, to mitigate its risk associated with changes in interest rates. The Company accounts for derivatives in accordance with U.S. GAAP. All derivatives are recognized on the condensed consolidated statements of financial position at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

All derivative instruments are managed on a consolidated basis to efficiently net exposures and thus take advantage of any natural offsets. The absolute value of the notional amounts of derivative contracts for the Company approximates $18.9 million at September 27, 2009. Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability. The Company does not use derivative financial instruments for speculative purposes.

Interest Rate Swap Agreements

Effective with the December 2008 amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated. Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. For the third quarter and nine months ended September 27, 2009, a loss of $79,000 and $292,000, respectively, was recognized in interest expense on the condensed consolidated statements of operations for the portion of the changes in fair value of the ineffective swaps.

Warrants Subject to Revaluation

In conjunction with the December 2008 Amendment to its Credit Agreement, the Company issued a series of warrants to its lenders to purchase 474,049 shares of the Company’s common stock.   The Company accounts for these warrants as derivative financial instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Guidance related to the accounting of the warrants became effective for the Company as of January 1, 2009.   Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance, on May 21, 2009 and on June 22, 2009, pursuant to the Company’s Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

The fair value of the warrants at September 27, 2009 is as follows:

(thousands)
Balance at January 1, 2009	$ 214
Change in fair value	1,340
Balance at September 27, 2009	$ 1,554

In accordance with such accounting guidance, the Company’s warrants were measured at fair value on a recurring basis as of September 27, 2009 and were valued using Level 3 valuation methodologies.

11.	Fair Value Measurements

The Company accounts for the fair value for all financial assets and liabilities measured on a recurring basis in accordance with U.S. GAAP.   As of September 27, 2009 and September 28, 2008, liabilities of $1.7 million and $1.0 million, respectively, have been recognized in the deferred compensation and other line on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements.  These liabilities fall within Level 2 of the fair value hierarchy. Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and cash and cash equivalents. The interest rate swaps are valued based on LIBOR interest rate and the fair market values are provided by the Company’s lending institution. Effective with the Second Amendment on December 11, 2008 to the Credit Agreement dated May 18, 2007 (the “Credit Agreement”), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the fair value of the swaps will be recorded within earnings on the consolidated statements of operations.

The fair market value for cash and cash equivalents is equivalent to the sum of the principal amount invested and the amount of interest earned based on the daily fixed interest rate. Based on borrowing rates currently available to the Company, with similar terms, the carrying value of the Company’s short-term borrowings and long-term debt approximates or equals the fair market value as of September 27, 2009. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis at September 27, 2009.

12.	Income Taxes

The Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $18.0 million at December 31, 2008. Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. For the nine months ended September 27, 2009, the Company incurred a net loss of approximately $5.4 million. The established valuation allowance offset the benefits of the net loss for the current period and therefore no tax benefit was recognized in the nine months ended September 27, 2009. As a result, the effective tax rate on both continuing and discontinued operations was 0% for both third quarter and nine months 2009 compared to 37% for both third quarter and nine months 2008.

13.	Contingencies

The Company is subject to proceedings, lawsuits and audits and other claims arising in the normal course of business. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Accruals for these items, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals are adjusted from time to time as developments warrant.

Although the ultimate outcome of these matters cannot be ascertained, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the ultimate resolution of these proceedings, lawsuits and other claims will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

The Company sold certain assets and the business of its aluminum extrusion operation in July 2009. Results relating to this operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

The table below presents unaudited information about the sales, associated restructuring charges reflected in cost of goods sold, and operating income (loss) of those segments.

Third Quarter Ended September 27, 2009:

			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 39,959	$ 12,130	$ 6,253	$ 58,342
Intersegment sales	773	-	1,718	2,491
Operating income	2,099	330	1,040	3,469

Third Quarter Ended September 28, 2008:

			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 50,958	$ 18,123	$ 7,604	$ 76,685
Intersegment sales	684	16	1,810	2,510
Restructuring charges	56	-	4	60
Operating income (loss)	842	696	(58)	1,480

Nine Months Ended September 27, 2009:

			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 110,228	$ 33,337	$ 15,570	$ 159,135
Intersegment sales	2,341	1	4,244	6,586
Operating income	2,752	111	1,340	4,203

Nine Months Ended September 28, 2008:

			Other
	Primary		Component
	Manufactured		Manufactured
(thousands)	Products	Distribution	Products	Total
Net outside sales	$ 182,401	$ 56,385	$ 30,486	$ 269,272
Intersegment sales	4,210	44	7,189	11,443
Restructuring charges	536	-	243	779
Operating income	5,388	1,564	1,587	8,539

Reconciliation of segment operating income to consolidated operating income (loss):

Third Quarter Ended			Nine Months Ended
Sept. 27,	Sept. 28,		Sept. 27,	Sept. 28,
(thousands)	2009	2008	2009	2008
Operating income for reportable segments	$ 3,469	$ 1,480	$ 4,203	$ 8,539
Corporate incentive agreements	174	773	1,156	2,309
Gain on sale of fixed assets	16	30	44	4,535
Unallocated corporate expenses	(1,866)	(4,223)	(5,684)	(13,173)
Restructuring charges	-	(25)	-	(202)
Amortization	(87)	(429)	(263)	(1,287)
Consolidated operating income (loss)	$ 1,706	$ (2,394)	$ (544)	$ 721

Reconciliation of restructuring charges recorded in cost of goods sold and in SG&A expenses to consolidated restructuring charges:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands)	2009	2008	2009	2008
Restructuring charges - cost of goods sold	$ -	$ 60	$ -	$ 779
Restructuring charges – SG&A expenses	-	25	-	202
Consolidated restructuring charges	$ -	$ 85	$ -	$ 981

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

The outline for our MD&A is as follows:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE            / FUTURE OUTLOOK

KEY RECENT EVENTS

Warrants to Bank Lenders

Completion of Divestitures

Credit Agreement Amendment

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

Third Quarter and Nine Months Ended September 27, 2009 Compared to 2008

REVIEW BY BUSINESS SEGMENT

General

Third Quarter and Nine Months Ended September 27, 2009 Compared to 2008

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE / FUTURE OUTLOOK

While uncertainty surrounding the future course of the global economy has helped fuel the decline in recreational vehicle (“RV”) and manufactured housing (“MH”) sales compared to prior periods, production levels in the RV industry were stronger than expected based on a higher demand for RV’s by retail dealers in the third quarter of 2009. Year-over-year RV shipment levels have started to improve, with August 2009 shipments representing the first monthly increase compared to the prior year in 21 consecutive months. Industry associations’ expectations are that all sectors of the RV market will begin to improve during the remainder of 2009 and into 2010 despite normal seasonal downturns in the next few months.

On the MH side, monthly shipments have been flat with nominal seasonal improvement and continue to be well below historical levels, especially given the current unstable state of the residential housing market. The continuation of the deterioration in macroeconomic conditions in all sectors of the economy in the first nine months of 2009, including restricted availability of capital, high unemployment, low consumer confidence levels, and a decline in discretionary spending all contributed to the negative impact on all three of the major markets the Company serves.

According to the Recreational Vehicle Industry Association (“RVIA”), the RV industry, which represents approximately 41% of the Company’s nine months 2009 net sales, experienced unit shipment declines of approximately 1.4% for the quarter compared to the prior year, reflecting the smallest quarter over quarter decline in shipments in the last 13 fiscal quarters. On a year-to-date basis, unit shipment levels declined 43% versus the comparable prior year period. While the full restoration of RV sales to prior levels is projected to be slow and uneven, many of our existing customers have indicated that they envision increased production in 2010 compared to 2009.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry once the industry recovers from the current economic crisis. In addition, federal economic credit and stimulus packages, which include provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery. While demographic trends point to positive conditions for this particular market sector in the long-term, the Company currently forecasts a 35% decline for full year 2009 unit shipments compared to the full year 2008 level as a result of the current global economic crisis in 2008 and 2009. Dealer demand has improved in the second and third quarters of 2009 and certain new and existing manufacturers have increased capacity and added to their workforce. In anticipation of continued strengthening short-term demand, the RVIA is predicting a 27% increase in unit shipments in 2010 compared to the projected 2009 total.

MH wholesale unit shipments continued to show weakness and reflected 14 consecutive quarters of declining shipments compared to prior periods. According to industry sources, the MH industry, which represents approximately 39% of the Company’s revenue base for the first nine months of 2009, experienced unit shipment declines of approximately 37% for the quarter and 42% year-to-date versus the comparable prior year period. Growth in the MH industry continues to be negatively impacted by restricted credit conditions, large inventories of traditional site built homes, and a significant number of foreclosed homes that are available. Factors that may favorably impact production levels in this industry include credit quality standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and rising interest rates that make traditional site built homes relatively more expensive to finance. The Company currently estimates MH unit shipments for full year 2009 to decline approximately 41% compared to full year 2008 levels.

The weak conditions in the MH industry dramatically impacted the Company’s Distribution Segment, which saw sales decline from the prior year by approximately $6.0 million or 33% for the quarter and $23.0 million or 41% for the nine months, as approximately 74% of the Company’s sales in this segment are associated with the MH Industry.

The industrial and other markets represent approximately 20% of the Company’s revenue base for the first nine months of 2009. Approximately 60% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for the first nine months of 2009 were down approximately 43% from the comparable period in 2008 (as reported by the U.S. Department of Commerce). There is a direct correlation between the demand for our products in this market and new residential housing construction. According to industry associations, demand for existing homes is forecast to begin a modest recovery late in 2009 with new home sales declining overall in 2009 but continuing to recover in 2010. In addition, the renewal of the first-time home-buyers credit and reductions in unemployment could build additional momentum in this market. Current industry forecasts for 2010 predict a 25% increase in housing starts and a 10% increase in existing home sales compared to 2009. The Company expects the predicted growth in new construction and existing home sales to positively influence its presence in these markets during the second half of 2010.

In addition, higher energy costs continue to affect the costs of raw materials. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas. Recently there have been concerns about the allegedly defective drywall manufactured in China and sold in the U.S. We do not believe that we have had any exposure to such products because we purchase our drywall materials from domestic suppliers that have certified to us that their products were not manufactured in China.

Fiscal Year 2009 Outlook

Although both RV and MH unit shipments increased in the third quarter of 2009 compared to the first two quarters of 2009, we anticipate the normal seasonal sales decline in the fourth quarter of 2009 and potential further closures/consolidations of customers and suppliers during the remainder of 2009 and into 2010. While both Patrick’s RV and MH content per unit sales has improved, we anticipate that the residual effects of the recession and low consumer confidence will continue for the rest of 2009 and potentially into 2010 as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs. In addition, we anticipate a decline in production levels in the MH industry in the fourth quarter of 2009 that will continue to be well below historical sales levels. Sales to the industrial markets are also projected to decline for the remainder of 2009 largely reflecting the lack of overall growth in the residential construction sector.

Based on the sacrifices made by our team members, reductions in fixed and variable overhead expense levels, available capacity, and production and cost efficiencies that we have gained in the last 24 months, we believe we are well-positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment. The management team remains focused on better aligning costs with revenues and will continue to size the operating platform according to the revenue base. Key focus areas for the remainder of 2009 include earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flow, liquidity maximization, and debt reduction. Additional key focus areas include:

•	additional market share penetration;
•	sales into commercial/institutional markets to diversify revenue base;
•	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
•	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers; and
•	ongoing development of existing product lines and the addition of new product lines.

In conjunction with our strategic plan, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands. In the first nine months of 2009, capital expenditures were approximately $0.2 million based on our capital needs and cash management priorities. The acquisition of Adorn Holdings, Inc. (“Adorn”) in 2007 and the related consolidation plan allowed us to take advantage of excess redundant equipment and therefore reduced our need for significant capital expenditures in the short-term. Additionally, we have continued to perform necessary and regular preventative maintenance on our equipment in order to ensure that it is working at an optimal efficiency level. The capital plan for full year 2009 includes estimated expenditures of up to $0.5 million, and such expenditures are limited to $2.25 million for any fiscal year per our amended Credit Agreement (as defined).

KEY RECENT EVENTS

Warrants to Bank Lenders

On December 11, 2008, we issued warrants to purchase 474,049 shares of common stock, as part of the consideration for the lenders who are party to the Company’s Credit Agreement dated May 18, 2007, among the Company, the lenders and JP Morgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), in exchange for entering into the Second Amendment and Waiver to such agreement. The warrants had an exercise price of $1.00 per share and expire on December 11, 2018. Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance, on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

Completion of Divestitures

Sale of American Hardwoods Building

In conjunction with the January 2009 sale of certain assets and the business of American Hardwoods, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation. The building and property were sold in June 2009 for $2.5 million, net of selling expenses, and proceeds from the sale were used to pay down approximately $2.5 million in senior debt. The Company recorded a net pretax gain on the sale of approximately $0.2 million for the nine months ended September 27, 2009.

Sale of Aluminum Extrusion Operation

In July 2009, the Company completed the sale of certain assets of its aluminum extrusion operation. Certain accounts payable and accrued liabilities totaling approximately $1.7 million were assumed by the buyer pursuant to the definitive purchase agreement. Net cash proceeds from the sale were $7.4 million. In the third quarter of 2009, approximately $4.4 million of the net cash proceeds were used to pay down an additional $1.1 million in principal on the Company’s term loan and pay off the remaining $3.3 million of principal on the Economic Development Revenue Bonds related to this facility. The remaining $3.0 million of proceeds were used to reduce borrowings under the Company’s revolving line of credit. The Company recorded a pretax gain on the sale of approximately $0.5 million for the nine months ended September 27, 2009.

Credit Agreement Amendment

At March 1, 2009 (the Company’s February fiscal month end), we were in violation of the Consolidated EBITDA financial covenant under the terms of the Credit Agreement. On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement, pursuant to which, among other things, the lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from our failure to comply with the Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009. In addition, the Third Amendment amended and/or added certain definitions, terms and reporting requirements including a modification of the one-month and two-month Consolidated EBITDA covenants to be more reflective of current economic conditions. Borrowings under the revolving line of credit are subject to a borrowing base, up to a borrowing limit. The maximum borrowing limit amount (as defined in the second amendment to the Credit Agreement) was reduced from $33.0 million to $29.0 million in accordance with the Company’s cash flow forecast. The principal amount outstanding under the term loan, the interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged under the amended terms. For additional details and discussion concerning these financial covenants see the “Liquidity and Capital Resources” section.

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

Third Quarter and Nine Months Ended September 27, 2009 Compared to 2008

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

	Third Quarter Ended			Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	87.3	89.2	89.2	88.6
Restructuring charges	-	0.1	-	0.3
Gross profit	12.7	10.7	10.8	11.1
Warehouse and delivery	4.5	5.4	4.9	4.9
Selling, general and administrative expenses	5.2	7.8	6.1	7.1
Restructuring charges	-	-	-	0.1
Amortization of intangible assets	0.1	0.6	0.1	0.4
Gain on sale of fixed assets	-	-	-	(1.7)
Operating income (loss)	2.9	(3.1)	(0.3)	0.3
Stock warrants revaluation	1.6	-	0.8	-
Interest expense, net	2.7	1.7	3.2	1.8
Income tax benefit	-	(1.7)	-	(0.6)
Loss from continuing operations	(1.4)	(3.1)	(4.3)	(0.9)

Net Sales. Net sales decreased $18.4 million or 23.9%, to $58.3 million in third quarter 2009 from $76.7 million in the comparable prior year period. For the nine months ended September 27, 2009, net sales decreased $110.2 million or 40.9%, to $159.1 million from $269.3 million in the prior year period. The decline in net sales for both the quarter and year-to-date periods primarily reflects the continuation of overall lower end market demand due to the economic recession and its residual effects. In addition, reduced RV and MH retail inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves all had an impact on the Company’s revenues (as discussed above).

The MH and RV industries, which together comprise approximately 85% and 80% of the Company’s third quarter and nine months 2009 net sales, respectively, experienced unit shipment declines in the quarter of approximately 37% and 1.4%, respectively, and approximately 42% and 43%, respectively, on a year-to-date basis. Approximately 60% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for the first nine months of 2009 were down approximately 43% from the comparable period in 2008 (as reported by the U.S. Department of Commerce). While the RV market appears to be stabilizing with projected improvement beginning in late 2009 and into 2010, the Company expects continued weakness in all three major markets it serves when compared to prior periods.

Cost of Goods Sold. Cost of goods sold declined $17.5 million or 25.6%, to $50.9 million in third quarter 2009 from $68.4 million in 2008. For the nine months ended September 27, 2009, cost of goods sold decreased $96.5 million or 40.5%, to $142.0 million from $238.5 million in the prior year period. For the quarter and year-to-date periods, the cost of materials purchased declined by approximately $15.1 million and $83.3 million, respectively, in correlation to the impact of lower sales volumes. In addition, a reduction in direct labor costs of approximately $1.0 million and in total overhead expenses of approximately $1.4 million contributed to the decline in cost of goods sold during the third quarter of 2009. As a percentage of net sales, cost of goods sold during the quarter decreased to 87.3% from 89.2% reflecting improved raw material pricing and improved production efficiencies.

For nine months 2009, cost of goods sold as a percentage of net sales increased to 89.2% from 88.6%, as a result of certain fixed manufacturing overhead costs such as depreciation expense, building charges, and property taxes remaining relatively constant despite lower sales volumes. Facility consolidations, certain direct labor efficiencies of approximately $1.0 million, and a reduction in total overhead expenses of approximately $5.5 million partially offset these factors. Current comparative prices of some of the key raw materials remain above prior year levels and will continue to have an adverse impact on our quarterly results.

Labor inefficiencies as the Company adjusted to the rapidly declining market conditions and softening sales levels that began in the first quarter of 2008 were reflected in the nine months 2008 results. In addition, for the nine months ended September 28, 2008, cost of goods sold included charges of approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities. On March 30, 2008, in conjunction with the performance of its physical inventory at a Patrick manufacturing facility, the Company discovered that certain procedures were not being followed in accordance with the Company’s established policies. The Company conducted an internal investigation and discovered that certain members of the management team at that particular facility had engaged in collusive acts to circumvent various controls in order to misappropriate Company assets and concealed the misappropriation by underreporting scrap at the facility. As a result of the investigation and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008. The impact of the $0.7 million inventory adjustment did not have a material impact on the Company’s liquidity or Credit Facility (as defined) at March 30, 2008 or in any other prior periods.

Restructuring Charges. In third quarter 2008, total restructuring charges were $85,000 or 0.1% of net sales, of which $60,000 was included as a separate line item under cost of goods sold. The charges were recorded in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products segment and the consolidation of one division in the Primary Manufactured Products segment from a leased facility into one of the Company’s owned manufacturing facilities.

Restructuring charges of $25,000 were included as a separate line item under operating expenses in third quarter 2008. The charges were related to severance costs related to consolidation activities. In 2009, the Company may identify further cost reduction opportunities which could result in additional restructuring charges. There were no restructuring charges in third quarter 2009.

For nine months 2008, total restructuring charges were $1.0 million or 0.4% of net sales. The Company recorded restructuring charges in cost of goods sold of approximately $0.8 million or 0.3% of net sales in the first nine months of 2008 in conjunction with the final phase of the Adorn consolidation plan related to the closing of a Patrick division in the Company’s Other Component Manufactured Products Segment and the consolidation of two divisions in the Company’s Primary Manufactured Products Segment, one from a leased facility into one of the Company’s owned manufacturing facilities, and the other into one of the Adorn manufacturing facilities.

For nine months 2008, restructuring charges included in operating expenses of approximately $0.2 million were related to severance, benefits and other costs related to the consolidation activities. There were no restructuring charges in the first nine months of 2009.

Gross Profit. Gross profit decreased $0.8 million or 9.2%, to $7.4 million in third quarter 2009 from $8.2 million in 2008. As a percentage of net sales, gross profit increased to 12.7% in 2009 from 10.7% in the same period in 2008. For the nine months, gross profit decreased $12.9 million or 42.9%, to $17.1 million in third quarter 2009 from $30.0 million in 2008. As a percentage of net sales, gross profit decreased to 10.8% in 2009 from 11.1% in the same period in 2008. The change in gross profit from period to period is attributable to the factors described above.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $1.6 million or 37.5%, to $2.6 million in third quarter 2009 from $4.2 million in 2008. As a percentage of net sales, warehouse and delivery expenses were 4.5% and 5.4% in third quarter 2009 and 2008, respectively. Delivery wages, fleet rental, fuel costs and freight charges declined approximately $1.5 million in the quarter reflecting a reduction in common carrier expenses resulting from the consolidation of delivery loads to customers and an overall reduction in the Company’s fleet size.

Warehouse and delivery expenses decreased $5.3 million or 40.6%, to $7.8 million in the first nine months of 2009 from $13.1 million in 2008. As a percentage of net sales, warehouse and delivery expenses were 4.9% for both the first nine months of 2009 and 2008. Delivery wages, fleet rental, fuel costs and freight charges declined approximately $5.0 million in the nine months of 2009 compared to the prior year period.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $3.0 million or 49.1%, to $3.0 million in third quarter 2009 from $6.0 million in 2008. As a percentage of net sales, SG&A expenses were 5.2% compared to 7.8% in 2008. The decrease in SG&A expenses is primarily attributable to our ongoing efforts to align operating costs with revenue as a result of the soft market conditions. Administrative, office, and sales wages declined $1.7 million during the quarter principally reflecting a reduction in headcount over the past twelve months and reductions in base compensation taken by all hourly and salaried employees in first quarter 2009. SG&A expenses in third quarter 2008 included $0.2 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan.

SG&A expenses decreased $9.6 million or 49.8%, to $9.7 million in the first nine months of 2009 from $19.3 million in 2008. As a percentage of net sales, SG&A expenses were 6.1% in 2009 compared to 7.1% in 2008. Administrative, office, and sales wages declined approximately $5.8 million in the nine months primarily reflecting the reductions in base compensation mentioned above. The decrease in SG&A expenses was partially offset by a $0.8 million increase in the allowance for doubtful accounts in the first nine months of 2009. SG&A expenses in the first nine months of 2008 included the impact of $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of the rights offering in June 2008, and stock compensation of $0.4 million related to attaining certain milestone objectives as mentioned above.

Amortization of Intangible Assets. Amortization expense declined approximately $0.3 million in the third quarter of 2009 and $1.0 million in the first nine months of 2009 reflecting a reduction in amortizable intangible assets due to the impairment charge of $22.3 million recorded in the fourth quarter of 2008.

Gain on Sale of Fixed Assets. Nine months 2008 results include a pretax gain of $4.2 million from the June 2008 sale of the Company’s idle California facility and approximately $0.3 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business.

Operating Income (Loss). Operating income was $1.7 million in third quarter 2009 compared to an operating loss of $2.4 million in 2008. For the nine months, the operating loss was $0.5 million in 2009 compared to operating income of $0.7 million in 2008. The change in operating income from period to period is attributable to the factors described above.

Stock Warrants Revaluation. The stock warrants revaluation expense of $0.9 million and $1.3 million for the third quarter and nine months 2009, respectively, represents non-cash charges related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in conjunction with the December 2008 amendment to the Credit Agreement. See Note 10 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Income Tax Benefit–Continuing Operations. The effective tax rate on continuing operations was 0% for third quarter and nine months 2009. The effective tax rate varies from the expected statutory rate primarily due to the 100% tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for the current period. Therefore, no tax benefit was recognized in the current periods. For the comparable periods in 2008, the effective tax rate was 37.0%.

Income From Discontinued Operations, Net of Tax. Discontinued operations includes the operating results, as well as the net gain or loss upon sale, of American Hardwoods (through its sale in January 2009) and the aluminum extrusion operation (through its sale in July 2009). In third quarter 2009, after-tax income from discontinued operations was $0.2 million or $0.02 per diluted share. For third quarter 2008, after-tax income from discontinued operations was $12,000 or $0.00 per diluted share.

For nine months 2009, after-tax income from discontinued operations was $1.5 million or $0.16 per diluted share which was comprised of $0.8 million of income from operations related to the aluminum extrusion operation, and a $0.7 million net gain related to the completion of the two divestitures. For nine months 2008, after-tax income from discontinued operations was $0.2 million or $0.02 per diluted share. See Note 3 to the Condensed Consolidated Financial Statements for further details.

Net Loss. The net loss was $0.6 million or $0.07 per diluted share for third quarter 2009 compared to a net loss of $2.3 million or $0.26 per diluted share for 2008. For the nine months, the net loss was $5.4 million or $0.59 per diluted share in 2009 compared to a net loss of $2.3 million or $0.31 per diluted share in 2008. The changes in the net loss reflect the impact of the items previously discussed.

Average Diluted Shares Outstanding. Average diluted shares outstanding increased 1.4% and 20.1% in third quarter and nine months 2009, respectively, compared to the prior year. The year-to-date increase principally reflects the completion in March 2008 of the private placement of 1,125,000 shares of common stock and the sale of 1,850,000 shares in connection with the June 2008 rights offering.

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

•

Distribution distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, vinyl and cement siding, roofing products, interior passage doors, electronic products, insulation, and other miscellaneous products. Previously, this segment included the American Hardwoods operation that was sold in January 2009 and was reclassified to discontinued operations for all periods presented.

•	Other Component Manufactured Products includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Results relating to the divestiture of the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

Third Quarter and Nine Months Ended September 27, 2009 Compared to 2008

Primary Manufactured Products

Sales. Sales decreased $10.9 million or 21.1%, to $40.7 million in third quarter 2009 from $51.6 million in the prior year quarter. In the first nine months of 2009, sales decreased $74.0 million or 39.7%, to $112.6 million from $186.6 million in 2008. This segment accounted for approximately 68% and 69% of the Company’s consolidated net sales for the third quarter and nine months of 2009, respectively.

As discussed above, decreased unit shipment levels in the MH and RV industries and declines in the industrial market largely impacted the quarter and year-to-date results. From a pricing perspective, overall price increases in certain commodity products were offset by pricing declines in certain other major commodity products from period to period.

Gross Profit. Gross profit increased $0.1 million or 1.2%, to $4.4 million in third quarter 2009 from $4.3 million in 2008. As a percentage of sales, gross profit increased to 10.7% in third quarter 2009 compared to 8.4% in the prior year. The increase in gross profit primarily reflects margin improvement and efficiencies realized in certain materials costs and overhead expenses despite lower sales volumes. Gross profit for third quarter 2008 includes the impact of $56,000 of restructuring charges related to the consolidation of one division from a leased facility into one of the Company’s owned manufacturing facilities.

Gross profit decreased $7.1 million or 42.9%, to $9.4 million in the first nine months of 2009 from $16.5 million in the prior year. As a percentage of sales, gross profit decreased to 8.4% in 2009 from 8.9% in 2008. For the year-to-date period, the decrease in gross profit as a percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes. Gross profit for the nine months of 2008 includes the impact of restructuring charges of $0.5 million and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities.

Operating Income. Operating income increased $1.3 million to $2.1 million in third quarter 2009 compared to $0.8 million in the prior year due largely due to reduced administrative costs, primarily resulting from staffing reductions and lower warehouse and delivery expenses.

For nine months 2009, operating income decreased $2.6 million to $2.8 million from $5.4 million in 2008 reflecting a decline in gross profit that was partially offset by lower warehouse and delivery expenses, SG&A expenses, and restructuring charges.

Distribution

Sales. Sales decreased $6.0 million or 33.1%, to $12.1 million in third quarter 2009 from $18.1 million in the prior year. In the first nine months of 2009, sales decreased $23.1 million or 40.9%, to $33.3 million from $56.4 million in 2008. This segment accounted for approximately 21% of the Company’s consolidated net sales for both the third quarter and nine months of 2009, respectively. The decrease in sales for both the quarter and year-to-date is attributable to decreased unit shipment levels in the MH industry, which is the primary sector this segment serves.

Gross Profit. Gross profit decreased $1.0 million or 39.4%, to $1.6 million in third quarter 2009 from $2.6 million in 2008. As a percentage of sales, gross profit decreased to 13.0% in third quarter 2009 from 14.3% in 2008. For the nine months, gross profit decreased $3.3 million or 43.8%, to $4.3 million in 2009 from $7.6 million in 2008. As a percentage of sales, gross profit decreased to 12.8% in nine months 2009 from 13.4% in 2008. For both periods, the decrease in gross profit dollars for 2009 is due to the decline in sales primarily resulting from decreased shipment levels in the MH industry. The decrease in gross profit as a percentage of sales for both the quarter and year-to-date periods is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes.

Operating Income. Operating income in third quarter 2009 was $0.3 million, a decrease of $0.4 million from $0.7 million in 2008. For nine months 2009, operating income declined $1.5 million to operating income of $0.1 million compared to $1.6 million in 2008.

Other Component Manufactured Products

Sales. Sales decreased $1.4 million or 15.3%, to $8.0 million in third quarter 2009 from $9.4 million in the prior year. In the first nine months of 2009, sales decreased $17.9 million or 47.4%, to $19.8 million from $37.7 million in 2008. This segment accounted for approximately 11% and 10% of the Company’s consolidated net sales for both the third quarter and nine months of 2009, respectively. The decline in sales primarily reflects overall unit shipment declines in the RV and MH industries.

Gross Profit. Gross profit increased $0.8 million to $1.4 million in third quarter 2009 from $0.6 million in 2008. As a percentage of sales, gross profit increased to 17.6% in third quarter 2009 from 6.4% in 2008. The increase in gross profit dollars primarily reflects a shift in product mix and margin improvement and efficiencies realized in certain materials costs and overhead expenses despite lower sales volumes.

Gross profit decreased $1.3 million or 35.4%, to $2.5 million in the first nine months of 2009 from $3.8 million in the prior year. The decrease in gross profit dollars is primarily due to the decline in net sales as discussed above. As a percentage of sales, gross profit increased to 12.4% in 2009 from 10.1% in 2008. Gross profit for nine months 2008 includes the impact of approximately $0.2 million in restructuring charges.

Operating Income. Operating income was $1.0 million in third quarter 2009 compared to an operating loss of $0.1 million in 2008 primarily reflecting the decline in cost of goods sold that more than offset lower sales volumes as discussed above. In addition, reduced administrative costs, primarily resulting from wage and staffing reductions, positively contributed to the operating income improvement in the third quarter. For the nine months, operating income declined $0.3 million to $1.3 million in 2009, from $1.6 million in 2008 due primarily to the factors described above.

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

Net cash provided by operating activities was $5.6 million in the first nine months of 2009 compared to cash outflows of $0.7 million in 2008. Certain factors that contributed to the $6.3 million increase in operating cash flows in the nine months of 2009, with no comparable amount in the prior year, include: (1) $1.3 million related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in December 2008; (2) interest paid-in-kind (“PIK interest”) on the Company’s term loan of $0.8 million (see “Capital Resources” for further details); and (3) $0.3 million which represents the portion of the change in fair value of the ineffective interest rate swaps. In addition, the year-over-year change in operating cash flows reflects lower net income in 2009 that was largely impacted by the deterioration of macroeconomic conditions that negatively impacted sales volumes in the RV and MH industries and in the residential housing market.

Trade receivables increased $7.6 million in the first nine months of 2009 from December 2008 reflecting normal seasonal demand cycles and our efforts to maintain appropriate credit policies as we strive to keep our trade receivables at acceptable levels given the tight retail credit standards and the level of consolidations/closures in the RV and MH industries.

Cash provided by operating activities included a decrease in inventory levels of $5.7 million primarily resulting from the Company’s continued focus on improving inventory turns and reducing inventory to levels more consistent with demand in order to maximize liquidity. Nine months 2008 inventory cash flows included a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities. In both 2009 and 2008, the Company focused on reducing inventory levels and managing inventory costs by reducing supplier lead times and minimum order requirements, and pursuing other vendor managed inventory programs. Included in operating cash flows as a decrease in trade receivables and inventories is $1.9 million related to the January 2009 sale of certain assets and the business of American Hardwoods and $4.9 million related to the July 2009 sale of the aluminum extrusion operation.

The $3.7 million net increase to accounts payable and accrued liabilities in the first nine months of 2009 reflected seasonal demand cycles and ongoing operating cash management and included the impact of the $1.7 million of certain accounts payable and accrued liabilities that were assumed by the buyer of the aluminum extrusion operation.

Investing Activities

Investing activities provided cash of $6.7 million in the first nine months of 2009 compared to $2.3 million in 2008. Proceeds from the sale of equipment and facilities included $2.6 million from the sale of American Hardwoods equipment in January 2009 and the building in June 2009, and $4.2 million from the July 2009 sale of the building and equipment related to the aluminum extrusion operation. Approximately $6.5 million was received from the sale of the California facility in June 2008.

Capital expenditures in the first nine months of 2009 were $0.2 million versus $3.8 million in the prior year. The capital plan for full year 2009 includes expenditures of up to $0.5 million, and such expenditures are limited to $2.25 million for any fiscal year per our amended Credit Agreement. Capital expenditures in 2008 are primarily related to certain building expansion initiatives to accommodate the consolidation of certain Patrick and Adorn business units. Additionally, in conjunction with the acquisition of Adorn in May 2007, the Company has been able to take advantage of excess redundant equipment as a result of the consolidation plan and therefore minimize capital expenditures in 2009 while still performing regularly scheduled preventative maintenance on all of its equipment.

Financing Activities

Our net financing cash outflows were approximately $14.7 million in the first nine months of 2009 compared to $1.7 million in 2008. For the first nine months of 2009, the Company paid down approximately $10.2 million in principal on its long-term debt, of which $6.9 million was over and above its scheduled debt service requirements. The additional repayments on long-term debt, including the payoff of the remaining $3.3 million of principal on the Economic Development Revenue Bonds, were funded by the $2.5 million of net proceeds from the sale of the American Hardwoods building and by the $4.4 million of net proceeds from the aluminum extrusion operation sale. In addition, the remaining net proceeds of $3.0 million from the aluminum extrusion operation sale were used to reduce borrowings under the Company’s revolving line of credit. In accordance with its scheduled debt service requirements, the Company paid down approximately $1.2 million in principal on its term loan on September 30, 2009 (beginning of the Company’s fourth fiscal quarter 2009).

For the first nine months of 2008, principal payments on long-term debt of $34.6 million were partially financed through the net proceeds of $7.9 million from a private placement of common stock and $12.4 million of proceeds, net of expenses, from a rights offering. Additionally, the Company had net borrowings under its revolving line of credit of approximately $12.9 million.

Capital Resources

In May 2007, the Company completed the acquisition of Adorn. The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs. In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “Credit Facility”) comprised of revolving credit availability of $35 million and a term loan of $75 million.

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

The Company amended its Credit Agreement in March 2008 and modified certain financial covenants, terms and reporting requirements. On December 11, 2008, the Company entered into a Second Amendment and Waiver (the “Second Amendment”) to its Credit Agreement. The Second Amendment included both the addition and modification of certain definitions, terms and reporting requirements and amended the termination date of the Credit Agreement to expire on January 3, 2011. Under the terms of the Second Amendment, the lenders waived any Event of Default (as defined in the Credit Agreement) that resulted from the Company’s failure to comply with the Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants for the Computation Period ended September 28, 2008. The financial covenants were amended to eliminate the Consolidated Net Worth, Minimum Fixed Charge Coverage Ratio and Maximum Leverage Ratio covenants, in lieu of new one-month and two-month minimum Consolidated EBITDA requirements and a $2.25 million capital expenditures limitation for any fiscal year.

Effective with the Second Amendment, the interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the”ABR”) plus 3.50%, or the London Interbank Offer Rate (“LIBOR”) plus 4.50%. For term loans, interest rates were the ABR plus 6.50%, or LIBOR plus 7.50%. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%. The Company had the option to pay a portion of the interest on its term loan as PIK interest. Since January 2009, the Company has elected the PIK interest option. As a result, the principal amount outstanding under the term loan for the nine months ended September 27, 2009 was increased by approximately $0.8 million to reflect PIK interest. For nine months 2009, PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In addition, effective with the Second Amendment, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated. The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method. All future changes in the swap value will be recorded within earnings on the statements of operations. For the third quarter and nine months ended September 27, 2009, a loss of $79,000 and $292,000, respectively, was recognized in interest expense for the portion of the changes in fair value of the ineffective swaps.

As part of the lenders’ consideration for the Second Amendment, on December 11, 2008, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”). The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018. Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share reflecting the issuance, on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

At March 1, 2009 (February fiscal month end), the Company was in violation of its Consolidated EBITDA financial covenant under the terms of the Credit Agreement. On April 14, 2009, the Company entered into a

Third Amendment to the Company’s Credit Agreement (the “Third Amendment”). The Third Amendment amended and/or added certain definitions, terms and reporting requirements and included the following provisions:

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

Effective with the Third Amendment, the minimum one and two-month Consolidated EBITDA requirement is measured at the end of each month beginning with the fiscal months ended June 28, 2009 and July 26, 2009, respectively. Consolidated EBITDA is calculated pursuant to the Credit Agreement, whereby adjustments to reported EBITDA include items such as (i) removing the effects of non-cash gains and losses, non-cash impairment charges, and certain non-recurring items; (ii) adding back non-cash stock compensation expenses; (iii) excluding the impact of certain closed operations; and (iv) excluding the effects of losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent.

Through the nine months ended September 27, 2009, the Company has maintained compliance with the revised minimum one and two-month Consolidated EBITDA requirements as modified in the Third Amendment. There was no applicable minimum Consolidated EBITDA requirement for the fiscal month ended March 29, 2009. For the fiscal month ended June 28, 2009, the one-month minimum Consolidated EBITDA was $279,300 versus actual Consolidated EBITDA of $761,000. For the fiscal month ended September 27, 2009, the one and two-month minimum Consolidated EBITDA was $648,800 and $2,437,600, respectively, versus actual Consolidated EBITDA for the same periods of $892,000 and $2,604,000, respectively.

Effective with the Third Amendment, the Company’s Credit Facility consists of a term loan and a revolving line of credit. Borrowings under the revolving commitments are subject to a borrowing base, up to a borrowing limit. The maximum borrowing limit amount (as defined in the Second Amendment) was reduced from $33.0 million to $29.0 million. The principal amount outstanding under the term loan at March 29, 2009 remained unchanged under the amended terms. The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement also remained unchanged. The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Facility including the financial covenants.

Summary of Liquidity and Capital Resources

Our primary capital requirements are to meet seasonal working capital demands, meet debt service requirements, and support our capital expenditure plans. We also have a substantial asset collateral base, which we believe if sold in the normal course, is more than sufficient to cover our outstanding senior debt. We obtain additional liquidity through selling our products and collecting receivables. We use the funds collected to pay creditors and employees and to fund working capital needs. The Company has another source of cash through the cash surrender value of life insurance policies. We believe that cash generated from operations and borrowings under our current Credit Facility and life insurance policies will be sufficient to fund our working capital requirements and capital expenditure programs as currently contemplated.

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

We believe that maintaining compliance with the minimum one and two-month Consolidated EBITDA covenants (as modified in the Third Amendment) through the end of 2009 is probable based on the Company’s 2009 operating plan, notwithstanding significant changes in market conditions. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company reduce its leverage position. However, there can be no assurance that these actions will be successful.

If we fail to comply with the covenants under our amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement. In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings. Further, if current unfavorable credit market conditions were to persist throughout the remainder of 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

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

OTHER

Seasonality

Manufacturing operations in the manufactured housing and recreational vehicle industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits are generally highest in the second and third quarters. However, depressed economic conditions in both industries distorted the historical trends in 2008 and in the first nine months of 2009 and are expected to continue throughout the remainder of 2009. Normal seasonal sales declines are expected in the fourth quarter of 2009.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended September 27, 2009 and in the Form 10-K for the year ended December 31, 2008. The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

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

PATRICK INDUSTRIES, INC.

(Company)

Date: November 12, 2009	By: /s/Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer
Date: November 12, 2009	By: /s/Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer

Date: November 12, 2009	By: /s/Darin R. Schaeffer
Darin R. Schaeffer

Vice President and Corporate Controller

(Principal Accounting Officer)