Form 10-K
period 2009-12-31
PATRICK INDUSTRIES INC
filed 2010-03-30
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)
 [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ……………… to ………………

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
Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer [  ]    Accelerated filer [  ]  Non-accelerated filer [  ]  (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 26, 2009 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 37.7% of the shares are owned by non-affiliates) was $5,348,424.  The closing market price was $1.55 on that day and 9,146,939 shares of the Company’s common stock were outstanding.  As of March 12, 2010, there were 9,182,189 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 20, 2010 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.

 FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the  common stock of Patrick Industries, Inc. and other matters.  Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.   Patrick Industries, Inc. does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.  You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that Patrick Industries, Inc. files with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 2009.

There are a number of factors, many of which are beyond the control of Patrick Industries, Inc., which could cause actual results and events to differ materially from those described in the forward-looking statements.  These factors include pricing pressures due to competition, costs and availability of raw materials, availability of commercial credit, availability of retail and wholesale financing for residential and manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed residential and manufactured homes, the financial condition of our customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company’s core businesses, interest rates, oil and gasoline prices, the outcome of litigation, adverse weather conditions impacting retail sales, and our ability to remain in compliance with our credit agreement covenants.  In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and residential and manufactured homes.

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

PART I

ITEM 1.                  BUSINESS

Company Overview

Patrick Industries, Inc. (collectively, the “Company,” “we,” “our” or “Patrick”), which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer and distributor of building products and materials to the recreational vehicle (“RV”) and manufactured housing (“MH”) industries.  In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, household furniture, fixtures and commercial furnishings, marine, and other industrial markets.  We manufacture a variety of products including decorative vinyl and paper panels, wrapped moldings, interior passage doors, cabinet doors and components, slotwall and slotwall components, and countertops.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.  We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers.  We believe that we are one of the few suppliers to the RV and MH industries that has such a nationwide network.  We maintain three manufacturing plants and two distribution facilities near our principal offices in Elkhart, Indiana, and operate nine other warehouse and distribution centers and eight other manufacturing plants in eleven other states.

Beginning in 2007 in conjunction with the acquisition of Adorn Holdings, Inc. (“Adorn”) and continuing throughout 2008 and 2009, we explored, initiated and completed a number of cost reduction and efficiency improvements designed to address the downturn in general worldwide economic conditions that adversely affected demand for our products and services and to leverage our position to drive future growth.  These improvements included the restructuring and integration of operations, consolidation of facilities, disposition of non-core operations, streamlining of administrative and support activities, and the reduction of inventory levels.  The Company also continued to enhance its products and services through the integration of new and expanded product lines designed to create additional scale advantages and offer both increased breadth and depth of products and services.  In the Executive Summary section of Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that the deterioration in macroeconomic conditions had on our operations and in the RV, MH, and residential housing industries in 2009.

We completed the divestitures of certain non-core businesses in 2009, including American Hardwoods, Inc. (“American Hardwoods”) and our aluminum extrusion operation.  See “Strategic Divestitures” below and Note 4 to the Consolidated Financial Statements in Item 8 of this report for further details.

Patrick had three reportable business segments in 2009 (based on continuing operations): Primary Manufactured Products, Distribution, and Other Component Manufactured Products.  Financial information about Patrick’s three segments is included in Note 19 to the Consolidated Financial Statements.

Competition

The RV and MH industries are highly competitive with low barriers to entry.  This level of competition carries through to the suppliers to these industries.  Across the Company’s range of products and services, competition exists primarily on price, product features, quality, and service.  We have several competitors that compete with us on a regional and local basis.  In order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment in personnel would be required.  The other industrial markets in which we continue to expand are also highly competitive.  In 2009, declining sales volumes and the depressed economic conditions in the MH and industrial markets we serve caused extreme pricing pressure on certain products as supply outweighed demand.  We believe that there may be further volatility in the markets we serve in 2010 before a sustained recovery takes hold.  Given this environment, the Company has identified several operating strategies to maintain or enhance earnings through productivity and fixed cost reduction initiatives, expansion into new product lines, and optimization of capacity utilization.

Strategy

Overview

We believe that we have developed quality-working relationships with our customers and suppliers, and have oriented our business to the needs of these customers.  These customers include all of the larger RV and MH manufacturers and a number of large to medium-sized industrial customers.  Our industrial customers generally are directly linked to the residential housing markets.  Our RV and MH customers generally demand the lowest competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers.  Our industrial customers generally are less price sensitive than our RV and MH customers, and more focused on quality customer service and quick response time.  Consequently, we have focused our efforts on maintaining and improving the quality of our manufactured products, developing a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility and short lead times, and prioritizing the implementation of lean manufacturing principles and continuous improvement in all of our facilities including our corporate office.  Additionally, because of the short lead times, which range from 24 hours to same day order receipt and delivery, we have intensified our focus on reducing our inventory levels with the help of some of our key suppliers with vendor managed inventory programs.  These initiatives have been instrumental in improving our operating cash flow and liquidity.  As we explore new markets and industries, we believe that these and other strategic initiatives provide us with a strong foundation for future growth.  In 2009, approximately 44% of our sales were to the RV industry, 37% to the MH industry, and 19% to the industrial and other markets.  In 2008, approximately 37% of our sales were to the RV industry, 45% to the MH industry, and 18% to the industrial and other markets.

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

In May 2007, we purchased all of the outstanding stock of Adorn, an Elkhart, Indiana-based major manufacturer and supplier to the RV, MH and industrial markets, for $78.8 million.  This acquisition represented the largest acquisition in our history, virtually doubled our manufacturing revenues, and immediately strengthened our market position and presence in the major industries that we serve.  The consolidation of Adorn into Patrick afforded us many opportunities to realize synergies through facility rationalization, headcount reduction, vendor consolidation, and the implementation of best practices.  In January 2010, we completed our first acquisition since we acquired Adorn with the acquisition of a cabinet door business.

In the third quarter of 2008, the completion of our restructuring plan (the “Restructuring Plan”) to integrate Adorn with our existing businesses, resulted in cumulative pretax charges totaling approximately $3.3 million.  Expenses associated with the Restructuring Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines.  We have realized, and expect to continue to realize, synergy savings from this acquisition on a go-forward basis.

While operating under depressed market and economic conditions throughout 2009, we focused our attention on fixed cost and debt reduction initiatives in order to reduce our leverage ratio, maintain operating cash flow, meet the covenants under our credit agreement and maximize efficiencies from the consolidation of Adorn into Patrick.

Strategic Divestitures

In an effort to strategically align our current operations with businesses within our core competencies, reduce overall fixed costs, and reduce our leverage position, we have explored and will continue to explore various alternatives for the divestiture of certain unprofitable, non-core operations.  In 2008, we identified our American Hardwoods and aluminum extrusion operations as non-core operations and reclassified the carrying values of the assets of American Hardwoods and the aluminum extrusion operation to assets held for sale.  The decision to divest these two operations was largely based on projected and potential operating losses under the current operating model and working capital requirements of these operations that forced us to assess the overall fit of these operations within the parameters of our strategic plan.  The financial results of these operations were classified as discontinued operations in the consolidated financial statements and all prior period operating results have been reclassified to conform to the current year presentation.  See Note 4 to the Consolidated Financial Statements for further details.

Sale of American Hardwoods, Inc. Operation/Building

In January 2009, the Company sold certain assets and the business of the American Hardwoods operation for cash consideration of $2 million and entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation for a purchase price of $2.5 million.  Accordingly, the Company reclassified approximately $2.5 million of carrying value for this property to assets held for sale in the Company’s consolidated financial statements at December 31, 2008. The building and property were sold in June 2009 for a purchase price of $2.5 million.  The pretax loss from operations was $19,000 and $0.5 million in 2009 and 2008, respectively.  The net pretax gain on the sale of the American Hardwoods operation was $0.2 million in 2009.  Estimated pretax charges of approximately $1.0 million, which primarily reflected the write down to fair market value of real estate and inventories, were included in discontinued operations in 2008.  Previously, the financial results of American Hardwoods had been included in the Distribution segment.

Sale of Aluminum Extrusion Operation

In July 2009, the Company sold certain assets of its aluminum extrusion operation.  The purchase price resulted in net cash proceeds of $7.4 million and the assumption by the buyer of approximately $2.2 million of certain accounts payable and accrued liabilities.  The net pretax gain on the sale of the aluminum extrusion operation was $0.5 million in 2009.  Estimated pretax charges of approximately $5.0 million associated with the divesture were reflected in discontinued operations in 2008 and primarily reflected the write down to fair market value of inventories, real estate and fixed assets.  Pretax income from operations was $0.8 million in 2009 and the pretax loss from operations was $1.2 million in 2008.  Previously, the financial results of this operation comprised the entire Engineered Solutions business segment.

Diversification into Other Markets

While we continually seek to improve our position as a leading supplier to the RV and MH industries and have substantially increased our presence in these markets through the acquisition of Adorn in 2007, we are also seeking to expand our product lines into other industrial, commercial and institutional markets.  Many of our products, such as countertops, cabinet doors, laminated panels, slotwall, and shelving, have applications in the kitchen cabinet, household furniture, and architectural markets.  We have a dedicated sales force focused on increasing our industrial market penetration and on our diversification into additional commercial and institutional markets.

We believe that diversification into other industrial markets provides opportunities for improved operating margins with products that are complementary in nature to our current manufacturing processes.  In addition, we believe that our nationwide manufacturing and distribution capabilities enable us to position ourselves for new product expansion.

Utilization of Manufacturing Capacity

Efficiency Optimization

The acquisition and consolidation of Adorn into Patrick allowed us to increase capacity utilization at all of our consolidated manufacturing facilities.  While we increased capacity utilization as a result of our facility consolidations, the decline in volume levels due to soft industry conditions in all of the major end markets we serve has resulted in unused capacity at almost all of our locations.  We have the ability to substantially increase volumes in almost all of our existing facilities without adding comparable incremental fixed costs.  With the expected continued weak economic conditions in certain parts of the country, we are continually exploring opportunities for further facility consolidation.  Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and increase the flexibility of our labor force.

Plant Consolidations / Closures and Division Changes

In 2009, we consolidated and closed certain manufacturing and distribution facilities in an effort to align operating costs with our revenue base and keep our overhead structure at a level consistent with operating needs, particularly given the overall soft economic conditions experienced during the year.

In December 2008, the Company decided to close its leased distribution facility in Woodland, California and consolidate operations into the existing owned Fontana, California manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the planned closure of one of our major customers’ plants in the same area.  The consolidation was completed in January 2009.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its custom vinyls manufacturing facility in Ocala, Florida.  We originally anticipated that the sale of this facility would not be completed until 2010 due to unfavorable real estate market conditions, and therefore the property’s carrying value was not included in assets held for sale as of December 31, 2008.  However, this facility was sold in late December 2009 for $1.6 million resulting in a pretax gain on sale of $1.2 million.  The Ocala operations were consolidated into the Company’s Alabama and Georgia facilities.

In the fourth quarter of 2009, the Company entered into a listing agreement to sell its manufacturing and distribution facility in Woodburn, Oregon.  Approximately $3.2 million of carrying value for this facility was reclassified to assets held for sale as of December 31, 2009.  The Oregon facility was subsequently sold in February 2010 for $4.2 million and the Company anticipates recording a pretax gain on sale of approximately $0.8 million in its first quarter 2010 operating results.  The Company is currently operating in the same facility under a license agreement with the purchaser while it explores options for a more suitable long-term solution.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  The Company reclassified approximately $1.6 million of carrying value for this facility to assets held for sale in the consolidated financial statements as of December 31, 2009 and 2008.  In March 2010, this facility was sold and the Company anticipates recording a pretax gain on sale of approximately $2.0 million in its first quarter 2010 operating results.  The Company is currently operating in the same facility under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.

Product Development and New Product Introductions/Discontinuations

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our market presence in all of the markets that we serve and gain entrance into other potential markets.  We remain committed to new product development and introduction initiatives.  New product development is critical to growing our revenue base, keeping up with changing market conditions, and proactively addressing customer demand.  We plan to continue to devote our time and attention to manufacturing and distribution products that fit within the strategic parameters of our current business model including appropriate margin and inventory turn levels.

To further enhance our product offerings to marine and RV customers, we established new relationships with several vendors to distribute a complete line of audio/video source units, televisions and microwaves to the marine, RV and recreational product markets.  This newly formed electronics division within our Distribution segment was launched in the first quarter of 2009.  In addition to line extensions of certain products in 2009, we expanded our distribution line to include adhesives and a new laminate flooring product line.  We also began to manufacture interior passage doors to complement our existing door product line.

In early 2009, we discontinued certain distribution product lines including our line of resilient flooring products, a ceramic tile line, and the hardwood products associated with the American Hardwoods operation.

Principal Products

Through our manufacturing divisions, we manufacture a variety of products including decorative vinyl and paper panels, wrapped moldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, drawer sides and bottoms, interior passage doors, slotwall and slotwall components, components for electronic desks, and countertops.  In conjunction with our manufacturing capabilities, we also provide value added processes, including custom fabrication, edge-banding, drilling, boring, and cut-to-size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.

Manufactured laminated panels contributed 49%, 45% and 39% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.  Pre-finished wall panels and finishing products contributed 8%, 8%, and 10% of total sales for the comparable periods in 2009, 2008 and 2007, respectively.  The electronics division within our Distribution segment (launched in the first quarter of 2009), contributed 4% of total sales for the year ended December 31, 2009.

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

We manufacture three distinct cabinet door product lines in both raised and flat panel designs, as well as square, shaker style, cathedral and arched panels.  One product line is manufactured from raw lumber using solid oak, maple, cherry and other hardwood materials.  Another line of doors is made of laminated fiberboard, and a third line uses membrane press technology to produce doors and components with vinyls ranging from 2 mil to 14 mil in thickness.  Several outside profiles are available on square, shaker style, cathedral, and arched raised panel doors and the components include rosettes, hardwood moulding, arched window trim, blocks and windowsills, among others.  Our doors are sold mainly to the RV and MH industries.  We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our vinyl printing facility produces a wide variety of decorative vinyls which are 4 mil in thickness and are shipped in rolls ranging from 300-750 yards in length.  This facility produces material for both internal and external use.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries, and in other industrial markets.

The current downturn in the economy in general and the residential housing market has had an adverse impact on our operations in 2009 in the three primary industries in which we operate.  On the RV side, the economic downturn in the fourth quarter of 2008 and the first half of 2009 severely impacted shipment levels, however, production levels were stronger than expected based on a higher demand for RV’s by retail dealers in the latter half of 2009.  The MH industry continues to be negatively impacted by financing concerns and a lack of available financing sources, and the current credit situation in the residential housing market puts additional pressure on consumers, who are generally using financial institutions and conventional financing as a source for these purchases.  We expect the overall declines experienced in the MH and industrial markets in 2009 to continue into the first half of 2010.  Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore any situation which causes concerns related to discretionary income has a negative impact on these markets.  Approximately 70% of our industrial revenue base is associated with the U.S. residential housing market, and therefore there is a direct correlation between the demand for our products in this market and new residential housing production.

Recreational Vehicles

The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand reflecting prevailing general economic conditions which affect disposable income for leisure time activities.  We believe that fluctuations in interest rates, consumer confidence, and concerns about the availability and price of gasoline have an impact on RV sales.

Demographic and ownership trends continue to point to favorable market growth in the long-term as the number of “baby-boomers” reaching retirement is steadily increasing, products such as sports-utility RV’s are becoming attractive to younger buyers, and RV manufacturers are also providing an array of product choices  including producing lightweight towables and smaller, fuel efficient motorhomes.  Green technologies including lightweight composite materials, solar panels, and energy-efficient components are appearing on an increasing number of RVs.  In addition, federal economic credit and stimulus packages that contain provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery.

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

Sales of recreational vehicle products have been cyclical.  Shortages of motor vehicle fuels and significant increases in fuel prices have had a material adverse effect on the market for recreational vehicles in the past, and could adversely affect demand in the future.  The RV industry is also affected by the availability and terms of financing to dealers and retail purchasers.  Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future.  Recession and lack of consumer confidence generally result in a decrease in the sale of leisure time products such as recreational vehicles.

Since 1998, industry-wide wholesale unit shipments of RV’s have declined 43%.  The period beginning in 1999 and continuing through 2007 resulted in eight out of the nine years with shipment levels over 300,000 units primarily due to the favorable demographic trend of the aging “baby-boomer” population, improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks.  Shipment levels started to soften in the third and fourth quarters of 2006 and into 2007.  In 2008, shipment levels declined approximately 33% to 237,000 units reflecting the tightest credit conditions in several decades, declining consumer confidence, reduced disposable income levels, and the generally depressed economic environment.  In 2009, shipment levels declined approximately 30% versus 2008, reflecting low consumer confidence and the continuance of unfavorable market conditions experienced by the industry in 2008.  However, production levels in the RV industry were stronger than expected in the latter half of 2009 based on a higher demand for RV’s by retail dealers.

In anticipation of continued strengthening short-term demand, the Recreational Vehicle Industry Association (the “RVIA”) is currently forecasting a 30% increase in full year 2010 wholesale unit shipments to 215,900 units compared to the full year 2009 level citing an improvement in dealer demand (as evidenced in the second half of 2009) and an increase in capacity by certain new and existing manufacturers that have also added to their workforce.  According to the RVIA, the recovery is expected to strengthen as credit availability, job security and consumer confidence improve.

The Company estimates that approximately 85% of its revenues related to the RV industry are derived from the towables sector of the market.  In 2009, the towables sector of the RV market represented approximately 92% of total units shipped into the market as a whole.  The towable units are lighter and less expensive than standard gas or diesel powered units representing a more attractive solution for the cost-conscious buyer.  From 2008 to 2009, motorized unit shipments declined approximately 53% and towable unit shipments declined approximately 27%.  We believe that we are well positioned with respect to our product mix within the RV industry to take advantage of any improved market conditions.

The following chart reflects the historical wholesale unit shipment levels in the RV industry from 1998 through 2009 per RVIA statistics:

Manufactured Housing

Manufactured homes traditionally have been one of the principal means for first time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments due to the relative lower cost of construction as compared to site built homes.  Manufactured housing also presents an affordable alternative to site built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site built homes.  The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of homebuyers.

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

Modular homes, which are a component of the manufactured housing industry, are factory built homes that are built in sections and transported to the site for installation.  These homes are generally set on a foundation and are subject to land/home-financing terms and conditions.  In recent years, these units have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost.

The manufactured housing industry is cyclical and is affected by the availability of alternative housing, such as apartments, town houses, condominiums and site-built housing.  In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes.  Since 1998, industry-wide wholesale unit shipments of manufactured homes have declined 87%.  The 2009 level of 49,800 wholesale units was at the lowest level in the last 50 years.  MH unit shipments declined approximately 39% when compared to 2008.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, a lack of residential housing inventory, and rising interest rates that make traditional site built homes more expensive to finance.  The Company currently estimates MH unit shipments for full year 2010 to decline approximately 2% compared to full year 2009 levels.

We believe that the factors responsible for the past decade-plus decline include lack of available financing and access to the asset-backed securities markets, high vacancy rates in apartments, high levels of repossessed housing inventories, over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes, as well as the generally depressed economic environment.  Additionally, low conventional mortgage rates and less restrictive lending terms for residential site built housing over much of this period contributed to the decline as manufactured home loans generally carry a higher interest rate and less competitive terms.  Beginning in mid-1999 and continuing through 2009, the MH industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for manufactured homes for both retail and dealers.  While there is demand for permanent rebuilding in the hurricane damaged areas, credit conditions remain adverse especially in conjunction with the current credit crisis, and current overall economic conditions are not favorable in relation to the factors which will promote positive growth.  The availability of financing and access to the asset-backed securities market is still restricted, and we believe that employment growth and standard quality-oriented lending practices in the conventional site-built housing markets are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels in the MH industry.

The following chart reflects the historical wholesale unit shipment levels in the MH industry from 1998 through 2009 per the Manufactured Housing Institute:

Other Markets

Many of our core manufacturing products, including paper/vinyl laminated panels, shelving, drawer-sides, and high-pressure laminated panels are routinely utilized in the kitchen cabinet, store fixture and commercial furnishings, and residential furniture markets.  These markets are generally categorized by a more performance than price driven customer base, and provide an opportunity for us to diversify our clientele while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been severely impacted by import pressures, other segments have been less vulnerable, and therefore provide opportunities for increased sales penetration and market share gains.  While demand for our products in the residential market has been adversely impacted by the severe housing downturn, long-term growth in the residential market will be based on improved job growth, low interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures, which we believe will ultimately increase the demand for our products.

Demand in the industrial markets in which the Company competes also fluctuates with economic cycles.  Industrial demand tends to lag the housing cycle by six to twelve months, and will vary based on differences in regional economic prospects.  As a result, we believe continued focus on the industrial markets will help moderate the impact of the cyclical patterns in the RV/MH markets on our operating results.  We have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to recreational vehicle and manufactured housing manufacturers and other industrial products manufacturers.  We have approximately 1,000 customers.  We have five customers, who together accounted for approximately 53% and 44% of our total sales in 2009 and 2008, respectively.  We believe we have good relationships with our customers.

Sales to three different customers accounted for approximately 21%, 14% and 12%, respectively, of consolidated net sales of the Company for the year ended December 31, 2009.  Sales to two different customers accounted for approximately 13.1% and 11.5%, respectively, of consolidated net sales for the year ended December 31, 2008.  No one customer accounted for 10% or more of consolidated net sales for the year ended December 31, 2007.

Most products for distribution are generally purchased in carload or truckload quantities, warehoused, and then sold and delivered by us.  In addition, approximately 45% and 33% of our distribution segment’s products were shipped directly from the suppliers to our customers in 2009 and 2008, respectively.  We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers.  As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service.  We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers.  Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advanced estimation of customer orders.  We have no significant backlog of orders.

We operate 11 warehouse and distribution centers and 11 manufacturing operations located in Alabama, Arizona, California, Georgia, Illinois, Indiana, Kansas, Minnesota, Oregon, Pennsylvania, Tennessee and Texas.  By using these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Patrick does not engage in significant marketing efforts nor does it incur significant marketing or advertising expenditures other than attendance at certain trade shows and the activities of its sales personnel and the maintenance of customer relationships through price, quality of its products, service and customer satisfaction.  In our design showroom located in Elkhart, Indiana, many of our manufactured and distribution products are on display for current and potential customers.  We believe that the design showroom has provided Patrick with the opportunity to grow its market share by educating our customers regarding the style and content options that we have available and by offering custom design services to further differentiate our product lines.

Suppliers

During the year ended December 31, 2009, we purchased approximately 74% of our raw materials and distributed products from twenty different suppliers.  The five largest suppliers accounted for approximately 48% of our purchases.  Our current major material suppliers with contracts through December 31, 2010 include United States Gypsum, MJB Wood Group and Tumac Lumber Company.  We have terms and conditions with these and other suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

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

Regulation and Environmental Quality

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.  Over the past two and one-half years, Patrick has taken a proactive role in certifying that the composite wood substrate materials that it uses to produce products for its customers in the RV marketplace have complied with applicable emission standards developed by the California Air Resources Board (“CARB”).  All suppliers and manufacturers of composite wood materials will be required to be either CARB I or CARB II certified at some point in the near future.

We believe that we are currently operating in compliance with applicable laws and regulations and have made reports and submitted information as required.  The Company believes that the expense of compliance with these laws and regulations with respect to environmental quality, as currently in effect, will not have a material adverse effect on its financial condition or competitive position, and will not require any material capital expenditures for plant or equipment modifications which would adversely affect earnings.

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits are generally highest in the second and third quarters.  However, depressed economic conditions in both industries distorted the historical trends in 2009.  RV unit shipments did not experience their normal seasonal sales decline in the fourth quarter of 2009 as they generally have in prior years.

Employees

As of December 31, 2009, we had 580 employees, 486 of which were engaged directly in production, warehousing, and delivery operations; 36 in sales; and 58 in office and administrative activities.  There were no manufacturing plants or distribution centers covered by collective bargaining agreements.  Patrick continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of February 1, 2010:

Name	Position
Todd M. Cleveland	President and Chief Executive Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
Darin R. Schaeffer	Vice President, Corporate Controller, and Principal Accounting Officer

Todd M. Cleveland (age 41) was appointed Chief Executive Officer as of February 1, 2009.  Mr. Cleveland assumed the position of President and Chief Operating Officer of the Company in May 2008.  Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn by Patrick in May 2007.  Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992.  Mr. Cleveland has over 19 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

Andy L. Nemeth (age 40) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May 2004.  Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from 2003 to 2004, and Secretary-Treasurer from 2002 to 2003.  Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers).  Mr. Nemeth has over 17 years of manufactured housing, recreational vehicle, and industrial experience in various financial capacities.

Darin R. Schaeffer (age 42) was elected Vice President, Corporate Controller, and Principal Accounting Officer as of March 26, 2008.  From September 2007 to March 26, 2008, Mr. Schaeffer served as the Company’s Corporate Controller.  From 2005 to 2007, Mr. Schaeffer was a Corporate Controller for Utilimaster Corporation.  Mr. Schaeffer also served in a variety of roles, including plant controller, for Robert Bosch Corporation from 1996 to 2005.  Prior to that, Mr. Schaeffer spent seven years in public accounting, including three years with Coopers & Lybrand (now PricewaterhouseCoopers).

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

Additionally, the public may read or copy any materials we file with the SEC at the SEC's public reference room located at 100 F Street N.E., Washington D.C. 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

In 2009, general worldwide economic conditions continued to experience a downturn due to the effects of the deterioration in the residential housing market, subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased commodity costs, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns  (the “economic crisis”).  These conditions have adversely affected demand in the three major end-markets we serve (the recreational vehicle, manufactured housing and industrial markets), resulting in decreased sales of our component products into these markets and could negatively affect our operations and result in lower sales, income, and cash flows.

In addition, it has become more difficult for our customers and us to accurately forecast and plan future business activities, and ultimately our profitability has been adversely affected.  If our business conditions continue to deteriorate, we may be forced to close and/or consolidate certain of our operating facilities, sell assets, and/or reduce our workforce, which may result in our incurring restructuring charges.  We cannot predict the duration of the economic downturn, the timing or strength of a subsequent economic recovery or the extent to which the economic downturn will continue to negatively impact our business, financial condition and results of operations.

The current economic downturn in the residential housing market has had an adverse impact on our operations, and is expected to continue into 2010.

The residential housing market has experienced overall declines and credit concerns that are expected to continue into 2010.  Approximately 70% of our industrial revenue is directly or indirectly influenced by conditions in the residential housing market.  The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our industrial products and have had an adverse impact on our operations as a whole.  In addition, the impact of the sub-prime mortgage crisis and housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased and may continue to decrease demand for our products sold to the manufactured housing and recreational vehicle industries.

We may incur significant charges or be adversely impacted by the closure of all or part of a manufacturing or distribution facility.

We periodically assess the cost structure of our operating facilities to distribute and/or manufacture and sell our products in the most efficient manner.  Based on our assessments, we may make capital investments to move, discontinue manufacturing and/or distribution capabilities, sell or close all or part of a manufacturing and/or distribution facility.  In January 2009, we closed our leased distribution facility in Woodland, California and consolidated operations into the existing owned Fontana, California manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the planned closure of one of our major customer’s plants in the same area.  The Fontana facility was subsequently sold in March 2010 and we are currently operating in the same facility under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.  We have incurred charges in the first quarter of 2010 related to downsizing our operations in this facility and to accommodate the use of this facility by two different parties.  In addition, we closed and sold our manufacturing facility in Ocala, Florida in late 2009 and consolidated its operations into our Alabama and Georgia facilities.  Our manufacturing and distribution facility in Oregon was sold in February 2010 and we are currently operating in the same facility under a license agreement with the purchaser while we explore options for a more suitable long-term solution.  These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes which could result in an adverse impact on our operating results, cash flows and financial condition.

The financial condition of our customers and suppliers may deteriorate as a result of the current economic environment and competitive conditions in their markets.

The economic crisis may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business.  Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) because of loss of suppliers or other providers.  In addition, several of our major customers are undergoing unprecedented financial distress which may result in such customers undergoing major restructuring, reorganization or other significant changes.  The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products.  If such customers become insolvent or file for bankruptcy, our ability to recover accounts receivables from those customers would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy trustee.

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result.  A decline in the financial condition of our customers could hinder our ability to collect amounts owed by customers.  In addition, such a decline could result in lower demand for our products and services.

We have a number of large customers, the loss of any of which could have a material adverse impact on our operating results.

We have a number of customers which account for a significant percentage of our net sales.  Specifically, two customers in the RV market accounted for a combined 35%, and another customer in the MH market accounted for 12% of consolidated net sales in 2009.  The loss of any of these large customers could have a material adverse impact on our operating results.  We do not have long-term agreements with customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

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

As a result of highly competitive market conditions in the industries in which we participate, some of our competitors have been forced to seek bankruptcy protection.  These competitors may emerge from bankruptcy protection with stronger balance sheets and a desire to gain market share by offering below market pricing, which would have an adverse impact on our financial condition and results of operations and cash flows.

Seasonality and cyclical economic conditions affect the RV and MH markets the Company serves.

The RV and MH markets are cyclical and dependent upon various factors, including the general level of economic activity, consumer confidence, interest rates, access to financing, inventory and production levels, and the cost of fuel.  Economic and demographic factors can cause substantial fluctuations in production, which in turn impact sales and operating results.  Demand for recreational vehicles and manufactured housing generally declines during the winter season.  Our sales levels and operating results could be negatively impacted by changes in any of these items.

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

The products produced by the RV industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation.  There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price of or tax on fuel will not significantly increase in the future.  Shortages of gasoline and diesel fuel have had a significant adverse effect on the demand for recreational vehicles in the past and would be expected to have a material adverse effect on demand in the future.  Rapid significant increases in fuel prices, as we experienced in recent years, appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels.  Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.  Approximately 44% and 37% of our sales were to the RV industry for 2009 and for 2008, respectively.  In 2010, we expect an even higher percentage of our total sales to be concentrated in the RV industry than in 2009 due to forecasted growth in the RV industry and continued softness in the MH and industrial markets.

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

We are subject to governmental and environmental regulations, and failure in our compliance efforts could result in damages, expenses or liabilities that individually or in the aggregate would have a material adverse affect on our financial condition and results of operations.

Our manufacturing businesses are subject to various governmental and environmental regulations.  Implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Company’s products.  Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission.  We currently use materials that we believe comply with government regulations.  We cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on us or the manufactured housing industry.  In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability.  Both scenarios could negatively our results of operations or financial condition.

The inability to attract and retain qualified executive officers and key personnel may adversely affect our operations.

The loss of any of our executive officers or other key personnel could reduce our ability to manage our business and strategic plan in the short term and could cause our sales and operating results to decline.

Our ability to integrate acquired businesses may adversely affect operations.

As part of our business and strategic plan, we look for strategic acquisitions to provide shareholder value.  Any acquisition will require the effective integration of an existing business and its administrative, financial, sales and marketing, manufacturing and other functions to maximize synergies.  Acquired businesses involve a number of risks that may affect our financial performance, including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, and possible corporate culture conflicts.  If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted.  Additionally, significant unexpected liabilities could arise from these acquisitions.

Increased levels of indebtedness may harm our financial condition and results of operations.

As of December 31, 2009, we had approximately $42.3 million of total debt of which $41.8 million was under our senior secured credit facility (the “Credit Facility”) and $0.5 million was related to our economic development revenue bonds.  Our indebtedness, which was primarily the result of the Adorn acquisition in 2007, as well as a greater need for working capital, may harm our financial condition and negatively impact our results of operations.  The level of indebtedness could have consequences on our future operations, including (i) making it more difficult for us to meet our payments on outstanding debt; (ii) an event of default, if we fail to comply with the financial and other restrictive covenants contained in the credit agreement governing the Credit Facility (the “Credit Agreement”), which could result in all of our debt becoming immediately due and payable; (iii) reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; (iv) limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (v) placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (vi) creating concerns about our credit quality which could result in the loss of supplier contracts and/or customers.  While we will be working with our current lenders or otherwise during 2010 to execute a new long-term Credit Facility prior to its scheduled expiration on January 3, 2011, there can be no assurance that we will be able to refinance any or all of this indebtedness.

Our Credit Facility contains various financial performance and other covenants with which we must remain in compliance.  If we do not remain in compliance with these covenants, our senior secured credit facility could be terminated and the amounts outstanding thereunder could become immediately due and payable.

We have a significant amount of debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on our subsidiaries and us.  Without improvements from the conditions in the current economic downturn in 2010, there can be no assurance that we will maintain compliance during 2010 with the financial covenants as modified by the fourth amendment to the Credit Agreement in December 2009 (the “Fourth Amendment”).  These covenants are measured on a quarterly basis and require that we attain minimum levels of Consolidated EBITDA as defined by our Credit Agreement.  If we fail to comply with our covenants under the Fourth Amendment, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the related indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full.  If current unfavorable credit market conditions were to persist throughout 2010, there can be no assurance that we will be able to refinance any or all of this indebtedness.

For additional details and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report and Note 12 to the Consolidated Financial Statements.

Industry conditions and our operating results have limited our sources of capital in the past.  If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, our Credit Agreement, and potentially borrowing against our corporate-owned life insurance policies to finance our operating requirements, capital expenditures and other needs.  If the general economic conditions that prevailed during 2009 and the first quarter of 2010 continue or worsen, production of RVs and manufactured homes will likely decline, resulting in reduced demand for our products.  A further decline in our operating results could negatively impact our liquidity.  In addition, the downturn in the MH and RV industries, combined with our operating results and other changes, has limited our sources of financing in the past.  If our cash balances, cash flows from operations, and availability under our Credit Agreement are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes.  The letters of credit are issued under our Credit Agreement.  For additional detail and information concerning the amounts of our letters of credit, see Note 12 to the Consolidated Financial Statements.  The inability to retain our current letters of credit, to obtain alternative letter of credit sources, or to retain our current Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

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

A portion of our total assets as of December 31, 2009 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment.  Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable.  The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units.

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

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below.  The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate.  Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;

•	historically low trading volume;

•	high concentration of shares held by institutional investors and in particular our majority shareholder, Tontine Capital Partners, L.P. and affiliates (collectively, “Tontine Capital”);

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the gain or loss of significant customers;

•	additions or departure of key personnel;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in industries in which we operate;

•	general conditions in the United States and abroad;

•	the presence or absence of short selling of our common stock;

•	future sales of our common stock or debt securities;

•	announcements by us or our competitors of technological improvements or new products; and

•	the disclosure by Tontine Capital in November 2008 that it will begin to explore alternatives for the disposition of its equity interests in the Company.

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

As part of the consideration for amending our Credit Agreement on December 11, 2008, we entered into a Warrant Agreement under which we issued to our lenders warrants to purchase an aggregate of 474,049 shares of common stock at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share during 2009.  The exercise of the Warrants would result in dilution to the holders of our common stock.  The renegotiation and extension of our current Credit Facility that expires on January 3, 2011, or any replacement credit facility, could involve the issuance of additional warrants or other equity-based arrangements.

A majority of our common stock is held by Tontine Capital, which has the ability to control all matters requiring shareholder approval and whose interests may not be aligned with the interests of our other shareholders.  In addition, the ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

As of March 1, 2010, Tontine Capital owned 5,174,963 shares of our common stock or approximately 56.4% of our total common stock outstanding.  As a result of its majority interest, Tontine Capital has the ability to control all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions.  In addition to its majority interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board.  Tontine Capital’s rights related to the appointment of directors were affirmed in a subsequent Securities Purchase Agreement with Tontine Capital, dated March 10, 2008.  On July 21, 2008, a nominee of Tontine Capital was appointed to the board.  As of March 1, 2010, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

In addition, we were aware of four other institutions that collectively own approximately 18.3% of our outstanding common stock as of December 31, 2009.

Tontine Capital indicated in a filing with the SEC that it would begin to explore alternatives for the disposition of its equity interests in the Company.  This filing, and any future dispositions of stock by Tontine Capital, could adversely affect the market price of our common stock.

On November 10, 2008, Tontine Capital filed with the SEC an amendment to its previously filed Schedule 13D with respect to its ownership of common stock of the Company.  Tontine Capital stated that it would begin to explore alternatives for the disposition of its equity interests in the Company, which alternatives may include: (a) dispositions of our common stock through open market sales, underwritten offerings and/or privately negotiated sales; (b) a sale of the Company; or (c) distributions by Tontine Capital of its shares to its investors.  The public disclosure of such possible disposition may adversely affect the market price for our common stock due to the large number of shares involved.  In addition, we are not able to predict whether or when Tontine Capital will dispose of its stock.  Any such future disposition of stock by Tontine Capital may also adversely affect the market price of our common stock.

In March 2010, Tontine Capital disclosed that it had reallocated the ownership of certain shares of common stock of the Company owned by it to a new investment fund, Tontine Capital Overseas Master Fund II, L.P. (“TCOMF2”).  The aggregate common stock ownership of Tontine Capital following the reallocation did not change.  In addition, Tontine Capital disclosed that TCOMF2 may hold and/or dispose of such securities or may purchase additional securities of the Company, at any time and from time to time in the open market or otherwise.

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

We have in place a Rights Agreement which permits under certain circumstances each holder of common stock, other than potential acquirers, to purchase one one-hundredth of a share of a newly created series of our preferred stock at a purchase price of $30 or to acquire additional shares of our common stock at 50% of the current market price.  The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock, except with respect to Tontine Capital and its affiliates and associates, which are exempt from the provisions of the Rights Agreement pursuant to an amendment signed on March 12, 2008.  The effects of the Rights Agreement would be to discourage a stockholder from attempting to take over our company without negotiating with our Board of Directors.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

As of December 31, 2009, the Company owned approximately 1.1 million square feet of manufacturing and distribution facilities and leased an additional 565,200 square feet as listed below.

Location	Use	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution (D)	107,400	Owned
Elkhart, IN	Manufacturing (P)	181,800	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing (O)	211,300	Leased to 2015
Elkhart, IN	Manufacturing (P)	198,000	Leased to 2018
Elkhart, IN	Design Center	4,000	Leased to 2010
Decatur, AL	Mfg. & Dist. (P) (D)	94,000	Owned
Valdosta, GA	Distribution (D)	30,900	Owned
New London, NC	Mfg. & Dist. (P) (D) (1)	163,000	Owned
Halstead, KS	Distribution (D)	36,000	Owned
Waco, TX	Mfg. & Dist. (P) (D)	105,600	Owned
Mt. Joy, PA	Mfg. & Dist. (P) (D)	86,500	Owned
Fontana, CA	Mfg. & Dist. (P) (D) (1)	110,000	Owned
Phoenix, AZ	Manufacturing (P)	44,500	Leased to 2010
Bensenville, IL	Manufacturing (O)	54,400	Leased to 2013
Madisonville, TN	Mfg. & Dist. (P)	53,000	Leased to 2011
Woodburn, OR	Mfg. & Dist. (P) (D) (1)	153,000	Owned

(P)  Primary Manufactured Products
(D)  Distribution
(O)  Other Component Manufactured Products
(1)   Represents owned buildings that were for sale by the Company as of December 31, 2009.

Pursuant to the terms of the Company’s credit agreement, all of its owned facilities are subject to a mortgage and security interest.

Buildings for Sale

In the fourth quarter of 2008, the Company reclassified approximately $1.6 million of carrying value for the Fontana, California property to assets held for sale.  In the fourth quarter of 2009, the Company reclassified approximately $3.2 million of carrying value for the Woodburn, Oregon property to assets held for sale.  Both of these properties were included in assets held for sale as of December 31, 2009.  The Oregon and California properties were sold in February 2010 and March 2010, respectively.  The Company is currently operating in the same facility in Oregon under a license agreement with the purchaser while it explores options for a more suitable long-term solution, and it is operating in the same facility in California under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.

In addition, the Company entered into a listing agreement in March 2009 to sell its manufacturing and distribution facility in New London, North Carolina.  Since it is anticipated that the sale of this facility will not be completed within the next twelve months due to unfavorable real estate market conditions in this region, the property’s carrying value was not included in assets held for sale.

Lease Expirations

We believe that the facilities we occupy as of December 31, 2009, excluding those designated for sale, are adequate for the purposes for which they are currently being used and are well maintained.  We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations.  Use of our manufacturing facilities may vary with seasonal, economic and other business conditions.

As of December 31, 2009, we owned or leased 25 trucks, 31 tractors, 49 trailers, 106 forklifts, and 3 automobiles.  All owned and leased facilities and equipment are in good condition and are well maintained.

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

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK.  The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2009 and 2008 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009	$ 0.80 - $ 0.01	$ 1.74 - $ 0.34	$ 5.00 - $ 1.05	$ 3.95 - $ 1.70
2008	$ 9.87 - $ 6.77	$ 8.17 - $ 6.25	$ 9.03 - $ 6.05	$ 5.99 - $ 0.25

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 12, 2010, we had approximately 400 shareholders of record and approximately 1,400 beneficial holders of our common stock.

Dividends

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the fourth quarter of 2009, neither the Company, nor any affiliated purchaser, repurchased any of the Company’s common stock.

ITEM 6.                  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 3 of this Report.

This MD&A is divided into seven major sections.  The outline for our MD&A is as follows:

EXECUTIVE SUMMARY
Company Overview and Business Segments
Overview of Markets and Related Industry Performance
Consolidations, Sales and Divestitures
Summary of 2009 Financial Results
2009 Challenges and Initiatives
Fiscal Year 2010 Outlook

KEY RECENT EVENTS
Credit Agreement Amendments
Shareholder Approval of 2009 Omnibus Incentive Plan
Acquisition
Sales of Operating Facilities

CONSOLIDATED OPERATING RESULTS
General
Year Ended December 31, 2009 Compared to 2008
Year Ended December 31, 2008 Compared to 2007

BUSINESS SEGMENTS
General
Year Ended December 31, 2009 Compared to 2008
Year Ended December 31, 2008 Compared to 2007

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

OTHER
Sale of Property
Purchase of Property
Inflation

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick Industries is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”), manufactured housing (“MH”), kitchen cabinet, household furniture, fixtures and commercial furnishings, marine, and other industrial markets and operates coast-to-coast through locations in 12 states.  Patrick's major manufactured products include decorative vinyl and paper panels, wrapped moldings, interior passage doors, cabinet doors and components, slotwall and slotwall components, and countertops.  The Company also distributes drywall and drywall finishing products, electronics, adhesives, cement siding, interior passage doors, roofing products, laminate flooring, and other related products.  The Company has three reportable business segments:  Primary Manufactured Products, Distribution and Other Component Manufactured Products, which contributed approximately 69%, 21% and 10%, respectively, to 2009 net sales.

Overview of Markets and Related Industry Performance

Throughout the majority of 2009, recreational vehicle (“RV”) and manufactured housing (“MH”) retailers and manufacturers continued to aggressively manage their inventory levels in response to restricted credit conditions and weakening economic trends, which in turn reduced demand and negatively impacted the sales of the Company’s products.  While uncertainty surrounding the future course of the global economy has helped fuel the decline in RV and MH sales compared to prior periods, production levels in the RV industry were stronger than expected based on a higher demand for RV’s by retail dealers in the latter half of 2009.  In the MH sector, monthly shipments have been flat with nominal seasonal improvement and continue to be well below historical levels, especially given the current unstable condition in the residential housing market.  The continuation of the deterioration in macroeconomic conditions in all sectors of the economy in 2009, including restricted availability of capital, high unemployment, negative job growth, low consumer confidence levels, and a decline in discretionary spending all contributed to the negative impact on all three of the major markets the Company serves.

According to industry sources, the RV industry, which represents approximately 44% of the Company’s 2009 sales, experienced unit shipment declines in the first three quarters of 2009 compared to the prior year.  The RV industry began to show signs of recovery in the fourth quarter of 2009 as unit shipments increased approximately 76% over the fourth quarter of 2008.  This quarter over quarter increase in unit shipment levels represented the first quarter over quarter increase since 2006.  For full year 2009, RV unit shipment levels experienced unit shipment declines of approximately 30% to finish at 165,700 units.  The 2009 year marked only the second year in the last eight years that shipment levels fell below the 300,000-unit level and represented the third decline in the last four years.  While the full restoration of RV sales to prior levels is projected to be slow, many of our existing customers have indicated that they envision increased production in 2010 compared to 2009.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry once the industry recovers from the current economic crisis.  In addition, federal economic credit and stimulus packages, which include provisions to stimulate RV purchases and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery.  Demographic trends point to positive conditions for this particular market sector in the long-term.  Dealer demand improved in the second, third and fourth quarters of 2009 and certain new and existing manufacturers have increased capacity and added to their workforce.  In anticipation of continued strengthening short-term demand, the Recreational Vehicle Industry Association (“RVIA”) is predicting a 30% increase in full year 2010 unit shipments compared to the full year 2009 level.  Based on this estimated increase in unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, the Company expects its RV market sales concentration to increase in 2010.

MH wholesale unit shipments continued to show weakness and reflected 15 consecutive quarters of declining shipments compared to prior periods.  According to industry sources, the MH industry, which represents approximately 37% of the Company’s revenue base for 2009, continued to experience shipment declines of approximately 39% versus the prior year and finished the year with shipments at approximately 49,800 units, levels not seen since 1961.  Growth in the MH industry continues to be negatively impacted by restricted credit conditions, large inventories of traditional site built homes, and a significant number of foreclosed homes that are available.  Factors that may favorably impact production levels in this industry include credit quality standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and rising interest rates that make traditional site built homes relatively more expensive to finance.  The Company currently estimates MH unit shipments for full year 2010 to decline approximately 2% compared to full year 2009 levels.

The weak conditions in the MH industry dramatically impacted the Company’s Distribution Segment, which saw sales decline from the prior year by approximately 39% as approximately 72% of the Company’s sales in this segment are associated with the MH Industry.  Additionally, pricing on gypsum related commodity products that the Company sells into the MH industry rose approximately 10% year- over-year on manufactured products and approximately 6% on distribution products.

The industrial and other markets represent approximately 19% of the Company’s revenue base for 2009.  The Company estimates that approximately 70% of our revenue base in these industries is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for 2009 were down approximately 39% from the comparable period in 2008 (as reported by the U.S. Department of Commerce).  There is a direct correlation between the demand for our products in this market and new residential housing construction.  In addition, the renewal of the first-time homebuyer’s credit and reductions in unemployment could build additional momentum in this market.  The National Association of Homebuilders (as of February 26, 2010) forecasted a 16% increase in total housing starts and a 17% increase in existing single-family home sales in 2010 compared to 2009.  The Company expects the predicted growth in new construction and existing home sales to positively influence its presence in these markets during the second half of 2010.  In the long-term, residential expenditure growth will be based on job growth, affordable interest rates, and lingering government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

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

Consolidations, Sales and Divestitures

We completed the divestitures of certain non-core businesses in 2009, including American Hardwoods, Inc. (“American Hardwoods”) and our aluminum extrusion operation.  Results relating to these operations were reclassified to discontinued operations in the consolidated financial statements for all periods presented.  The total pretax gain recognized on the sales of these operations was approximately $0.7 million in 2009.  See Note 4 to the Consolidated Financial Statements for further details.

Certain assets and the business of American Hardwoods were sold in January 2009 for cash consideration of $2.0 million.  Results relating to this operation were previously reported in the Distribution segment.  The building that housed the operation was subsequently sold in June 2009 for $2.5 million.  Proceeds from the sale of the building were used to pay down approximately $2.5 million in long-term debt.

In July 2009, the Company completed the sale of certain assets of its aluminum extrusion operation.  Previously, the financial results of this operation had comprised the entire Engineered Solutions segment.  Net cash proceeds of approximately $7.4 million were used to pay down $4.4 million of long-term debt and reduce borrowings under the Company’s revolving line of credit by $3.0 million.

Certain operating facilities were closed or consolidated during 2009 to improve operating efficiencies in the plants through increased capacity utilization and to continue the Company’s efforts to reduce its leverage position.

In December 2009, the Company sold its operating facility located in Ocala, Florida.  Approximately $1.5 million of the net proceeds from the sale were used to pay down principal on the Company’s term loan.  In addition, a pretax gain on the sale of approximately $1.2 million was recognized in the fourth quarter of 2009.

Through March 29, 2010, the Company’s owned facilities in Woodburn, Oregon and Fontana, California were sold with approximately $8.3 million of the net proceeds from the sales used to pay down principal on the Company’s term loan.  In addition, the Company anticipates recording a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.  See Note 20 to the Consolidated Financial Statements for further details.

Summary of 2009 Financial Results

Below is a summary of our 2009 financial results.  Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

Continuing operations:

•    Net sales declined $112.7 million or 34.6% in 2009 to $212.5 million, compared to $325.2 million in 2008.  Net sales were negatively impacted by the credit crisis and overall economic uncertainty, extremely restricted credit conditions, and low consumer confidence resulting in reductions in end market demand, particularly during the first three quarters of the year in the RV industry and the full year in the MH industry and residential housing market, and reductions in RV and MH retailer and manufacturer inventory levels.

•   Gross profit was $22.9 million or 10.8% of net sales in 2009, compared with gross profit of $27.2 million or 8.4% of net sales in 2008.  The increase in gross profit as a percentage of net sales in 2009 is primarily driven by several charges that impacted 2008 results including $4.5 million for the write-down and disposal of slow moving inventory, $3.5 million related to fixed asset impairments, and $0.8 million of restructuring charges related to the Adorn Holdings, Inc. (“Adorn”) acquisition.

•   Operating income was $1.3 million in 2009, compared to an operating loss of $70.2 million in 2008.  Operating income in 2009 was positively impacted by a $21.0 million reduction in warehouse and delivery and SG&A expenses compared to the prior year and a $1.2 million gain on the sale of fixed assets.  The operating loss in 2008 included non-cash impairment charges and inventory write-downs of approximately $64.7 million, a $1.9 million charge to increase the allowance for doubtful accounts, restructuring and other acquisition and financing related costs of approximately $1.7 million, acquisition-related amortization of $1.7 million, and partially offset by a $4.6 million gain on the sale of fixed assets.

•   The loss from continuing operations was approximately $5.4 million or $0.59 per diluted share in 2009, compared to a net loss of $66.7 million or $8.32 per diluted share for 2008.  The major factors that influenced the net loss for both periods are described above.

Discontinued Operations:

Discontinued operations includes the operating results, as well as the net gain or loss upon sale, of American Hardwoods (January 2009) and the aluminum extrusion operation (July 2009).  After-tax income from discontinued operations in 2009 was $0.9 million or $0.10 per diluted share which was comprised of $0.8 million of income from operations related to the aluminum extrusion operation, and a $0.7 million net gain related to the completion of the two divestitures, offset by income taxes of $0.6 million.  For 2008, the after-tax loss from discontinued operations was $4.9 million or $0.61 diluted per diluted share which was comprised of a $1.0 million loss on operations and $3.9 million of estimated losses on the sale of the operations including the write-down to fair value of certain assets pertaining to the two operations.  See Note 4 to the Consolidated Financial Statements for further details.

2009 Challenges and Initiatives

In 2009, our overarching goal was to keep the Company intensely focused on its strategic operating plan, which included an emphasis on earnings before interest, taxes, depreciation, and amortization (“EBITDA”), cash flow, debt reduction, improved inventory turns, and focused market share growth despite declining revenue.

In fiscal year 2009, we proactively explored, initiated and completed a number of necessary cost reduction and efficiency improvement initiatives designed to reduce our leverage position, keep operating costs aligned with our revenue base, and keep our overhead structure at a level consistent with our operating needs given current economic conditions.  Some of these initiatives are as follows:

•	Completed the sale of American Hardwoods and the aluminum extrusion operation
•	Closed/consolidated facilities to improve operating efficiencies in our plants through increased capacity utilization;
•	Managed inventory costs by reducing supplier lead times and minimum order requirements, and by increasing inventory turns;
•	Further reduced workforce and production capacities to accommodate anticipated customer demand and maintain efficiencies; and
•	Managing our delivery costs through the reduction in our fleet size and consolidating our delivery loads.

  Further, the Company’s capital utilization and preservation actions during 2009 included:
•
Amended our senior secured credit agreement in April 2009 and in December 2009 to better match our operating, financing and working capital needs for 2009 and through the end of 2010.  The amendments to the Company’s Credit Agreement (as defined) amended and/or added certain definitions, terms and reporting requirements.  See Note 12 to the Consolidated Financial Statements for further details.

•
Paid down approximately $14.5 million of principal on long-term debt, of which approximately $8.4 million was funded through a portion of the proceeds from the sale of the aluminum extrusion operation and from the sales of the American Hardwoods and Florida operating facilities.  From May 2007 through December 31, 2009, we paid down approximately $60.6 million in debt.  In addition, during 2009, we reduced borrowings under our revolving line of credit by $4.7 million.

In addition, we eliminated certain product lines not fitting within the parameters of our working capital targets and enhanced other product and service offerings through:
●	new product development and expansion into new product lines including the establishment of a new electronics distribution division; and
●	the acquisition of a cabinet door business in January 2010.

Fiscal Year 2010 Outlook

Although RV market conditions have improved in the first quarter of 2010, we anticipate that the residual effects of the recession and low consumer confidence will potentially continue into 2010 as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.  While the full restoration of RV sales to prior levels is projected to be slow and uneven, we anticipate an increase in RV unit shipment levels in 2010 based upon increased production levels by many of our existing customers in the latter half of 2009 and the current positive outlook for this industry as forecasted by the RVIA.  In addition, we anticipate a decline in production levels in the MH industry for at least the first half of 2010 that will continue to be well below historical sales levels.  New housing starts are estimated to improve slightly year-over-year consistent with slowly improving overall economic conditions.

Based upon the wage and salary reductions taken by our team members, reductions in fixed and variable overhead expense levels, available capacity, and production and cost efficiencies that we have gained since our acquisition of Adorn in May 2007, we believe we are well positioned to increase revenues in all of the markets that we serve upon improvement in the overall economic environment.  As we navigate through 2010 in anticipation of improving market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenues and will continue to size the operating platform according to the revenue base.  Key focus areas for 2010 include EBITDA, cash flow, liquidity maximization, and debt reduction.  Additional key focus areas include:
•	additional market share penetration;
•	sales into commercial/institutional markets to diversify revenue base;
•	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
•	acquisition of businesses/product lines that meet established criteria;
•	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers; and
•	ongoing development of existing product lines and the addition of new product lines.

In conjunction with our strategic plan, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In 2009, capital expenditures were approximately $0.3 million based on our capital needs and cash management priorities.  The acquisition of Adorn and the related consolidation plan allowed us to take advantage of excess, redundant equipment, and therefore, reduced our need for significant capital expenditures in the short-term.  Additionally, we have continued to perform necessary and regular preventative maintenance on our equipment in order to ensure that it is working at an optimal efficiency level.  The capital plan for full year 2010 includes estimated expenditures of up to $1.0 million, and such expenditures are limited to $2.25 million for any fiscal year per our amended Credit Agreement.

KEY RECENT EVENTS

Credit Agreement Amendments

At March 1, 2009 (the Company’s February fiscal month end), we were in violation of the Consolidated EBITDA financial covenant under the terms of the Credit Agreement.  On April 14, 2009, the Company entered into a Third Amendment to the Company’s Credit Agreement, (the “Third Amendment”) pursuant to which, among other things, the lenders waived any actual or potential Event of Default (as defined in the Credit Agreement) resulting from our failure to comply with the Consolidated EBITDA covenants for the fiscal months ended March 1, 2009 and March 29, 2009.  In addition, the Third Amendment amended and/or added certain definitions, terms and reporting requirements including a modification of the one-month and two-month Consolidated EBITDA covenants to be more reflective of current economic conditions.  Borrowings under the revolving line of credit are subject to a borrowing base, up to a borrowing limit.  The maximum borrowing limit amount was reduced from $33.0 million to $29.0 million in accordance with the Company’s cash flow forecast.  The principal amount outstanding under the term loan, the interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged under the amended terms.

On December 11, 2009, the Company entered into a Fourth Amendment to the Company’s Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment amended certain definitions, terms and reporting requirements to better align with the Company’s updated operating and cash flow projections for fiscal year 2010.  In addition, the financial covenants were modified to establish new quarterly minimum EBITDA requirements that will replace the existing minimum one-month and two-month requirements beginning with the fiscal quarter ended March 28, 2010.  The monthly borrowing limits under the revolving commitments were also reset in conjunction with updated projected monthly cash flows for 2010.  The maximum borrowing limit amount was further reduced from $29.0 million to $28.0 million for fiscal year 2010 in accordance with the Company’s updated cash flow forecast.  The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged.  For additional details and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report and Note 12 to the Consolidated Financial Statements.

Shareholder Approval of 2009 Omnibus Incentive Plan

In November 2009, Patrick’s shareholders approved the Patrick Industries, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) which included incentive stock options, non-qualified stock options, related stock appreciation rights, performance and restricted stock awards, and other awards.  Prior to November 2009, Patrick granted equity awards under the terms of the Patrick Industries, Inc. 1987 Stock Option Program, as amended and restated (the “1987 Plan”).  Stock options and awards previously granted under the 1987 Plan will not be affected by the 2009 Plan and will remain outstanding until they are exercised, expire or otherwise terminate.  The shares that were available for future awards under the 1987 Plan are included in the total shares available under the 2009 Plan.  The Company’s 2009 Plan permits the future granting of share options and share awards to its employees, Directors and other service providers for up to 759,502 shares of stock as of December 31, 2009.

Acquisition

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales, a limited liability company.  The purchase was determined to be a business combination and the assets acquired will be recorded at fair value during the first quarter of 2010.  The purchase price was not significant.

Sales of Operating Facilities

Certain operating facilities were closed or consolidated during 2009 to improve operating efficiencies in the plants through increased capacity utilization and to continue the Company’s effort to reduce its leverage position.  In December 2009, the Company sold its operating facility located in Ocala, Florida and used the net proceeds from the sale to pay down approximately $1.5 million in principal on the Company’s term loan.  In addition, a pretax gain on the sale of approximately $1.2 million was recognized in the fourth quarter of 2009.

Through March 29, 2010, the Company’s owned facilities in Woodburn, Oregon and Fontana, California were sold with approximately $8.3 million of the net proceeds from the sales used to pay down principal on the Company’s term loan.  The Company is currently operating in the same facility in Oregon under a license agreement with the purchaser while it explores options for a more suitable long–term solution, and is operating in the same facility in California under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.  In addition, the Company anticipates recording a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.  See Note 20 to the Consolidated Financial Statements for further details.

CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.  The results of operations related to the acquisition of Adorn (acquired on May 18, 2007) are included since its acquisition date.

Year Ended December 31, 2009 Compared to 2008

The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.2	91.4	87.5
Restructuring charges	-	0.2	0.6
Gross profit	10.8	8.4	11.9
Warehouse and delivery expenses	4.8	5.1	5.1
Selling, general, and administrative expenses	5.7	8.3	7.2
Goodwill impairment	-	8.4	-
Intangible assets impairments	-	9.0	-
Restructuring charges	-	0.1	0.1
Amortization of intangible assets	0.2	0.5	0.3
Gain on sale of fixed assets	(0.5)	(1.4)	(0.1)
Operating income (loss)	0.6	(21.6)	(0.7)
Stock warrants revaluation	0.4	-	-
Interest expense, net	3.0	2.0	1.8
Income tax benefit	(0.2)	(3.1)	(0.9)
Loss from continuing operations	(2.6)	(20.5)	(1.6)

Net Sales.  Net sales decreased $112.7 million or 34.6%, to $212.5 million in 2009 from $325.2 million in 2008.  The decline in net sales primarily reflects the continuation of overall lower end market demand due to the economic recession and its residual effects.  In addition, reduced RV and MH retail dealer inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves all had an impact on the Company’s revenues (as discussed above).

From a market perspective, the RV industry, which represents 44% of our 2009 sales, experienced unit shipment declines of approximately 30% from year-to-year.  The MH industry, which represents approximately 37% of our 2009 sales, experienced unit shipment declines of approximately 39% from the prior year.  The industrial and other markets represent approximately 19% of our sales in 2009.  Approximately 70% of the Company’s industrial revenue base is linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for 2009 were down approximately 39% from 2008 (as reported by the U.S. Department of Commerce).  While the RV market appears to be stabilizing with projected improvement into 2010, the Company expects continued weakness in all three major markets it serves when compared to prior periods.

Cost of Goods Sold.  Cost of goods sold declined $107.5 million or 36.1% to $189.6 million in 2009 from $297.1 million in 2008. The decline was principally due to the impact of lower sales volumes as well as improved raw material pricing, improved production efficiencies, facility consolidations, certain direct labor efficiencies of approximately $0.6 million, and a reduction in total overhead expenses of approximately $10.1 million.  Labor inefficiencies as the Company adjusted to the rapidly declining market conditions and softening sales levels that began in the first quarter of 2008 were reflected in the 2008 results.

Cost of goods sold as a percentage of net sales decreased to 89.2% in 2009 from 91.4% in 2008 reflecting charges that impacted the 2008 results including a $3.5 million impairment to fixed assets related to machinery, furniture and equipment, and the write-down and disposal of $3.8 million of slow-moving inventory due to obsolescence and commodity market price declines.

Cost of goods sold in 2008 also included charges of approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities.  As a result of the investigation of this matter and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008.  The impact of the $0.7 million inventory adjustment did not have a material impact on the Company’s liquidity or Credit Facility (as defined) at March 30, 2008 or in any other prior periods.  Exclusive of the charges that impacted 2008 results, cost of goods sold as a percentage of net sales increased slightly in 2009 compared to the prior year reflecting certain fixed overhead costs that remained relatively constant despite lower sales volumes.

Restructuring Charges.  In 2008, total restructuring charges were $1.0 million or 0.3% of net sales, of which $0.8 million was included as a separate line item under cost of goods sold.  The charges were recorded in conjunction with the final phase of the restructuring plan which related to the closing of a Patrick division in the Company’s Other Component Manufactured Products Segment and the consolidation of two divisions in the Company’s Primary Manufactured Products Segment, one from a leased facility into one of the Company’s owned manufacturing facilities, and the other into one of the leased manufacturing facilities.  The restructuring plan included Adorn and Patrick workforce reductions of approximately 240 employees, of which approximately 200 were completed in 2007 and remaining 40 in 2008, facility closures, and various asset write-downs.

Restructuring charges included as a separate line item under operating expenses of approximately $0.2 million were related to severance, benefits and other costs related to the consolidation activities.  There were no restructuring charges in 2009.  In 2010, the Company may identify further cost reduction opportunities which may result in additional restructuring charges.

Gross Profit.  Gross profit decreased $4.3 million or 16.0%, to $22.9 million in 2009 from $27.2 million in 2008.  As a percentage of net sales, gross profit increased to 10.8% in 2009 from 8.4% in 2008.  The change in gross profit from period to period is attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses decreased $6.3 million or 38.0%, to $10.2 million in 2009 from $16.5 million in 2008.  As a percentage of net sales, warehouse and delivery expenses were 4.8% and 5.1% in 2009 and 2008, respectively.  Efficiency improvements realized from the consolidation of Adorn in 2008, and a $5.9 million decline in fixed and variable costs including delivery wages, fleet rental, fuel costs and freight charges contributed to the decline in warehouse and deliver expenses in 2009.

Selling, General, and Administrative (SG&A) Expenses.  SG&A expenses decreased $14.7 million or 54.8%, to $12.1 million in 2009 from $26.8 million in 2008.  As a percentage of net sales, SG&A expenses were 5.7% in 2009 compared to 8.3% in 2008.  The decrease in SG&A expenses is primarily attributable to our ongoing efforts to align operating costs with revenue as a result of the soft market conditions.  Administrative, office, and sales wages declined $8.0 million during the year principally reflecting a reduction in headcount over the past twelve months and reductions in base compensation taken by all hourly and salaried employees in first quarter 2009.  In addition, bad debt expense decreased $1.0 million in 2009 reflecting the Company’s continued efforts to maintain appropriate credit policies with customers and suppliers especially given tight retail credit standards and the level of consolidations/closures of RV and MH customers.

SG&A expenses in 2008 included the impact of $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of the previously announced rights offering, stock compensation of $0.5 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan, and $0.2 million of restructuring charges.  In 2008, we eliminated certain administrative salaried positions in an effort to continue to align our operating costs with revenues as discussed above.  SG&A expenses also included a $1.9 million increase to the allowance for doubtful accounts in 2008 that was driven principally by certain customers of the Company that have closed or filed bankruptcy.

Goodwill Impairment.  The acquisition of Adorn in May 2007 resulted in the recording of $29.5 million of goodwill within the Primary Manufactured Products segment and in the Other Component Manufactured Products segments on the date of the acquisition, and represented the excess between the purchase price and the net assets acquired.  During our annual goodwill impairment analysis in the fourth quarter of 2008, we determined that the carrying value of goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $27.4 million.  There was no impairment recognized for goodwill for the year ended December 31, 2009 based on the results of the annual impairment analyses.

Intangible Assets Impairments.  The acquisition of Adorn in May 2007 resulted in the recording of certain intangible assets includes customer relationships, trademarks and non-compete agreements within the Primary Manufactured Products segment and in the Other Component Manufactured Products segments on the date of the acquisition.  During our impairment analysis in the fourth quarter of 2008, we determined that the carrying value of these intangible assets exceeded their implied fair value, which resulted in an impairment charge of $29.3 million.  There was no impairment recognized for intangible assets for the year ended December 31, 2009.

Amortization of Intangible Assets.  In conjunction with the Adorn acquisition in May 2007, the Company recognized $39.5 million in certain intangible assets which were being amortized over periods ranging from 5 to 19 years.  The Company recorded amortization expense on these intangibles of $0.4 million in 2009 and $1.7 million in 2008.  The impairment of $22.3 million of amortizable intangible assets in 2008 related to customer relationships and non-compete agreements reduced annual amortization expense by approximately $1.3 million beginning in 2009.

Gain on Sale of Fixed Assets.  In 2009, the Company sold its Ocala, Florida facility resulting in a pretax gain on sale of approximately $1.2 million.  A pretax gain of $4.2 million from the June 2008 sale of the Company’s idle California facility and approximately $0.4 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business are included in the 2008 results.

Operating Income (Loss).  Operating income was $1.3 million in 2009 compared to a loss of $70.2 million in 2008.  The decrease in the operating loss from period to period is primarily attributable to the impairment charges related to goodwill and other intangible assets and fixed assets, the charges related to inventory write-downs and dispositions,  reductions in SG&A and warehouse and delivery expenses, restructuring charges, and the gain on the sale of fixed assets as discussed above.

Stock Warrants Revaluation.  The stock warrants revaluation expense of $0.8 million for 2009 represents non-cash charges related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in conjunction with the December 2008 amendment to the Credit Agreement.  See Note 10 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Income Tax Benefit–Continuing Operations.  The income tax benefit for twelve months 2008 reflected a non-cash charge of approximately $18.0 million related to the establishment of a deferred tax asset valuation allowance against all of the Company’s deferred tax assets and virtually all state deferred tax assets in accordance with accounting rules requiring it to record a valuation allowance when a threshold cumulative loss period has been reached.  An additional $1.1 million valuation allowance was provided in 2009 for deferred tax assets net of deferred tax liabilities.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

The effective tax rate varies from the expected statutory rate primarily due to the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for the current period.  A tax benefit from continuing operations of approximately $0.6 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in 2009.  In addition, state tax expense of approximately $95,000 was recognized in the fourth quarter and twelve months of 2009.  The effective tax rate on continuing operations (exclusive of the valuation allowance) was 26.9% and 36.4% for 2009 and 2008, respectively.

Income (Loss) From Discontinued Operations, Net of Tax.  Discontinued operations include the operating results, as well as the net gain or loss upon sale, of American Hardwoods (through its sale in January 2009) and the aluminum extrusion operation (through its sale in July 2009).  After-tax income from discontinued operations in 2009 was $0.9 million or $0.10 per diluted share which was comprised of $0.5 million of income from operations related to the aluminum extrusion operation, and a $0.4 million net gain related to the completion of the two divestitures.  For 2008, the after-tax loss was $4.9 million or $0.61 diluted per diluted share which was comprised of a $1.0 million loss on operations and $3.9 million of estimated costs related to the write-down to fair value of certain assets pertaining to the two operations.  See Note 4 to the Consolidated Financial Statements for further details.

Net Loss.  The net loss was $4.5 million or $0.49 per diluted share for 2009 compared to $71.5 million or $8.93 per diluted share for 2008.  The changes in the net loss reflect the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 14.8% in 2009 compared to 2008.  The increase principally reflects the completion in March 2008 of the private placement of 1,125,000 shares of common stock and the sale in June 2008 of 1,850,000 shares in connection with the rights offering.  Based on the timing of these two transactions, the shares were outstanding for the full year of 2009 and for a portion of the year in 2008.

Year Ended December 31, 2008 Compared to 2007

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

Cost of Goods Sold.  Cost of goods sold declined $26.9 million or 8.3% to $297.1 million in 2008 from $324.0 million in 2007. The decline was principally due to the impact of lower sales volumes.  Improved production efficiencies, facility consolidations, and lower workers compensation costs also contributed to the decline in cost of goods sold.  A $3.5 million impairment to fixed assets related to machinery, furniture and equipment and the write-down and disposal of $3.8 million of slow-moving inventory due to obsolescence and commodity market price declines in the fourth quarter of 2008 partially offset the decline.  As a percentage of net sales, cost of goods sold increased to 91.4% from 87.5% as a result of certain manufacturing overhead costs such as depreciation, building charges, and property taxes remaining relatively constant despite lower sales, as well as the charges mentioned above.  Higher steel and other raw materials costs declined from peak levels due to the global economic downturn.

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

Gross Profit.  Gross profit decreased $16.9 million or 38.2%, to $27.2 million in 2008 from $44.1 million in 2007.  As a percent of net sales, gross profit decreased to 8.4% in 2008 from 11.9% in 2007.  The decrease in the percentage of net sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift to lower margin products that was partially offset by direct labor efficiencies of approximately 0.4% of net sales.  As discussed above, restructuring charges decreased $1.4 million to $0.8 million from $2.2 million in 2007.  Additionally, estimated purchasing synergies resulting from the Adorn acquisition were offset by an adjustment in the first quarter of 2008 to increase cost of goods sold and reduce inventory by approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities (as discussed above), and by the $3.5 million impairment to fixed assets  and the $3.8 million write-down and disposal of slow-moving inventory adjustments made in the fourth quarter of 2008.  Throughout 2008, the Company proactively adjusted its strategic operating plan based on rapidly declining market conditions and softening sales levels that began in the first quarter of 2008.  Increases in fixed overhead costs including depreciation expense, rent and utilities of approximately $1.0 million or 0.3% of net sales, were largely offset by improvements in other overhead costs including workers compensation and group and liability insurance of approximately $0.9 million.

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

SG&A Expenses.  SG&A expenses in 2008 were basically flat with 2007, with an increase of $147,000 or 0.6%.  As a percentage of net sales, SG&A expenses increased to 8.3% in 2008 from 7.2% in 2007.  A full year of depreciation expense related to the Adorn acquisition compared to 7½ months of depreciation expense in 2007 and an increase in capital expenditures primarily contributed to a $1.0 million increase in depreciation expense in 2008 compared to the prior year.  SG&A expenses were partially offset by a reduction in expenses related to our ongoing efforts to align operating costs with revenue and maximize efficiencies gained through headcount reduction synergies achieved from the Adorn acquisition.

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

Goodwill Impairment.  The acquisition of Adorn in May 2007 resulted in the recording of $29.5 million of goodwill within the Primary Manufactured Products segment and in the Other Component Manufactured Products segments on the date of the acquisition, and represented the excess between the purchase price and the net assets acquired.  During our annual goodwill impairment analysis in the fourth quarter of 2008, we determined that the carrying value of goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $27.4 million.  No goodwill impairment charges were recorded in 2007.

Intangible Assets Impairments.  The acquisition of Adorn in May 2007 resulted in the recording of certain intangible assets including customer relationships, trademarks and non-compete agreements within the Primary Manufactured Products segment and in the Other Component Manufactured Products segments on the date of the acquisition.  During our impairment analysis in the fourth quarter of 2008, we determined that the carrying value of these intangible assets exceeded their implied fair value, which resulted in an impairment charge of $29.3 million.  No impairment charges were recorded in 2007.

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

Income Tax Benefit–Continuing Operations.  As of December 31, 2008, we provided a valuation allowance against our deferred tax assets net of deferred tax liabilities expected to reverse, resulting in a non-cash charge of approximately $18.0 million in the fourth quarter of 2008.  The effective tax rate on continuing operations was 36.4% (exclusive of the valuation allowance) for 2008.  In 2007, the effective tax rate was 32.5%.

Income (Loss) From Discontinued Operations, Net of Tax.  These results include the operations for American Hardwoods since its acquisition on January 29, 2007 and for the aluminum extrusion operation for full years in 2007 and 2008. The after-tax loss from discontinued operations in 2008 was $4.9 million or $0.61 per diluted share which was comprised of a $0.7 million loss on operations and $3.2 million related to estimated planned divestiture costs related to the aluminum extrusion operation, and a $0.3 million loss on operations and a $0.7 million loss on sale related to American Hardwoods.  For 2007, after-tax income from discontinued  operations was $0.2 million or $0.04 per diluted share.  See Note 4 to the Consolidated Financial Statements for further details.

Net Loss.  The Company reported a net loss of approximately $71.5 million or $8.93 per diluted share for 2008 compared to a net loss of approximately $5.8 million or $1.03 per diluted share for 2007.  The incremental decline in net income reflects the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 41.7% in 2008 compared to 2007.  The increase principally reflects the completion on March 12, 2008 of the private placement of 1,125,000 shares of common stock, and the sale of 1,850,000 shares in connection with the June 26, 2008 rights offering.

BUSINESS SEGMENTS

General

We classify our businesses into three reportable business segments based on the Company’s method of internal reporting, which segregates its business by product category and production/distribution process.  The Company regularly evaluates the performance of each segment and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income and EBITDA.

The Company’s reportable business segments based on continuing operations are as follows:

●
Primary Manufactured Products utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.

●
Distribution distributes pre-finished  wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.  Previously, this segment included the American Hardwoods operation that was sold in January 2009 and was reclassified to discontinued operations for all periods presented.

●	Other Component Manufactured Products includes an adhesive division (closed in first quarter 2008), a cabinet door division, and a vinyl printing division.

Results relating to the planned divestiture of the aluminum extrusion operation, which comprised the entire Engineered Solutions segment, have been reclassified to discontinued operations for all periods presented.

In accordance with changes made to the Company’s internal reporting structure, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment will be consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The other reportable segment, Distribution, will remain the same as reported in prior periods.  Prior year results will be reclassified to reflect the current year presentation beginning with the first quarter of 2010.

The table below presents information about the sales, gross profit and operating income (loss) from continuing operations of those segments. A reconciliation to consolidated totals is presented in Note 19 to the Consolidated Financial Statements.

	Years Ended December 31
(thousands)	2009	2008	2007 (1)
Sales
Primary Manufactured Products	$ 150,151	$ 223,875	$ 247,889
Distribution	43,821	71,416	92,947
Other Component Manufactured Products	27,285	42,955	42,323

Gross Profit
Primary Manufactured Products	12,399	13,111	22,887
Distribution	5,548	9,390	11,762
Other Component Manufactured Products	3,256	2,862	3,522

Operating Income (Loss)
Primary Manufactured Products	3,663	(10,706)	6,965
Distribution	76	1,527	3,606
Other Component Manufactured Products	1,749	(47,001)	135
(1)	Includes 7½ months activity pertaining to the Adorn acquisition.

Year Ended December 31, 2009 Compared to 2008

Primary Manufactured Products

Sales.  Total sales decreased $73.7 million or 32.9%, to $150.2 million in 2009 from $223.9 million in 2008.  This segment accounted for approximately 69% of the Company’s consolidated net sales in 2009.  As discussed earlier, decreased unit shipment levels in the MH and RV industries and declines in the industrial market which were exacerbated by the current credit crisis in both 2009 and 2008, largely impacted the year’s results.  From a pricing perspective, overall price increases in certain commodity products were offset by pricing declines in certain other major commodity products from period to period.

Gross profit.  Gross profit decreased $0.7 million or 5.4%, to $12.4 million in 2009 from $13.1 million in 2008.  As a percentage of sales, gross profit increased to 8.3% in 2009 compared to 5.9% in the prior year.  The increase in gross profit as a percentage of sales in 2009 is primarily driven by charges that impacted the 2008 results, which included $3.8 million for the write down and disposal of inventory due to obsolescence and commodity market price declines,  $3.5 million related to fixed asset impairments, a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities, and restructuring charges of $0.5 million.

Operating income (loss).  Operating income was $3.7 million compared to an operating loss of $10.7 million in 2008.  Operating results improved in 2009 largely due to the 2008 charges discussed above and reduced administrative costs, primarily resulting from staff and wage reductions and lower warehouse and delivery expenses.   The operating loss in 2008 reflected the fixed asset impairment and inventory adjustments discussed above as well as a goodwill impairment charge of $9.2 million and an impairment charge for other intangible assets of $0.5 million.

Distribution

Sales.  Sales decreased $27.6 million or 38.6%, to $43.8 million in 2009 from $71.4 million in 2008.  This segment accounted for approximately 21% of the Company’s consolidated net sales in 2009.  The decline in sales is attributable to the approximate 39% decline in unit shipments in the MH industry, which is the primary market sector this segment serves.  The decline in sales was partially offset by pricing increases on gypsum related products of approximately 6%.

Gross profit.  Gross profit decreased $3.8 million or 40.9%, to $5.6 million in 2009 from $9.4 million in 2008.  As a percentage of sales, gross profit decreased to 12.7% in 2009 from 13.2% in 2008.  The decrease in gross profit dollars for 2009 is due to the decline in sales primarily resulting from decreased shipment levels in the MH industry.  The decrease in gross profit as a percentage of sales is attributable to certain fixed overhead costs decreasing but not in proportion to the lower sales volumes.

Operating income.  Operating income decreased $1.4 million or 95.0%, to $0.1 million in 2009 from $1.5 million in 2008 due primarily to the decrease in gross profit dollars described above.

Other Component Manufactured Products

Sales.  Sales decreased $15.7 million or 36.5%, to $27.3 million in 2009 from $43.0 million in 2008.  This segment accounted for approximately 10% of the Company’s consolidated net sales in 2009.  The decline in sales primarily reflects overall unit shipment declines in the RV and MH industries.

Gross profit.  Gross profit increased $0.4 million or 13.8%, to $3.3 million in 2009 from $2.9 million in 2008.  As a percentage of sales, gross profit increased to 11.9% in 2009 from 6.7% in 2008.  The increase in gross profit dollars primarily reflects a shift in product mix and margin improvement.  Gross profit for 2008 includes the impact of approximately $0.2 million in restructuring charges related to the closing and consolidation of two Patrick divisions.

Operating income (loss).  Operating income in 2009 was $1.7 million compared to an operating loss of $47.0 million in 2008.  The operating loss in 2008 included $47.0 million of charges related to the impairment of intangible assets.  A decline in cost of goods sold more than offset lower sales volumes in 2009 as discussed above.  In addition, reduced administrative costs, primarily resulting from wage and staff reductions, positively contributed to the operating income improvement.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $12.9 million to $6.7 million in 2009 from $19.6 million in 2008 primarily reflecting salaried and hourly headcount and wage reductions.  See Note 19 to the Consolidated Financial Statements.

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

Gross profit.  Gross profit decreased $9.8 million or 42.7%, to $13.1 million in 2008 from $22.9 million in 2007.  As a percentage of sales, gross profit decreased to 5.9% in 2008 compared to 9.2% in the prior year.  The decrease in the percentage of sales is attributable to certain fixed overhead costs remaining relatively constant despite lower sales volumes, and a shift in product mix to lower margin products.  Gross profit for 2008 and 2007 includes the impact of restructuring charges of $0.5 million and $1.2 million, respectively.  In addition, gross profit in 2008 includes a $3.5 million fixed asset impairment charge, a $3.8 million charge to reflect the write down and disposal of inventory due to obsolescence and commodity market price declines, and a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities.

Operating income (loss).  For 2008, the operating loss was $10.7 million compared to operating income of $7.0 million in 2007.  The decline in operating income in 2008 reflected the decline in gross profit (which included the fixed asset impairment and inventory adjustments discussed above) as well as charges reflecting the impairment of intangible assets.  Based on the results of the Company’s annual impairment analysis in the fourth quarter of 2008, it was determined that the entire carrying value of the goodwill and other intangible assets attributable to this segment was impaired.  As a result, a goodwill impairment charge of $9.2 million and an impairment charge for other intangible assets of $0.5 million were recorded in the fourth quarter of 2008.  No impairment charges were recorded in 2007.  These impairment charges and the decline in gross profit were partially offset by lower restructuring charges and lower SG&A expenses (including a reduction in administrative costs resulting from staffing reductions and reduced charges for vesting of retirement obligations).

Distribution

Sales.  Sales decreased $21.5 million or 23.2%, to $71.4 million in 2008 from $92.9 million in 2007.  This segment accounted for approximately 22% of the Company’s consolidated net sales in 2008.  The decline in sales is attributable to the approximate 14% decline in unit shipments in the MH industry, which is the primary market sector this segment serves.  Additionally, pricing declines on prices charged to customers on certain major commodity products negatively impacted revenues in this segment by an estimated $3.0 million.  The decrease in sales is attributable to pricing declines on gypsum related products of approximately 15%.  These declines were partially offset by increased new product sales of approximately $3.0 million.

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

Operating income.  Operating income decreased $2.1 million or 57.7%, to $1.5 million in 2008 from $3.6 million in 2007 due primarily to the decrease in gross profit dollars described above.

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

Operating income (loss).  The operating loss in 2008 was $47.0 million compared to a profit of $135,000 in 2007.  This operating loss was primarily due to charges reflecting the impairment of intangible assets.  Based on the results of the Company’s impairment analysis in the fourth quarter of 2008, it was determined that approximately $18.2 million of the carrying value of goodwill and $28.8 million of the carrying value of other intangible assets attributable to this segment was impaired.  As a result, total impairment charges of $47.0 million were recorded in the fourth quarter of 2008.  No impairment charges were recorded in 2007.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $3.1 million to $19.6 million from $16.5 million in 2007 primarily reflecting twelve months of Adorn related activity in 2008 compared to 7½ months in 2007.  Wage reductions partially offset the increase in unallocated corporate expenses in 2008.  See Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our Credit Facility.  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our capital expenditure plans.

Net cash provided by operating activities was $3.7 million in 2009 compared to $2.0 million in 2008.  Certain factors that contributed to the increase in operating cash flows in 2009, with no comparable amount in the prior year, include: (1) $0.8 million related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in December 2008 and (2) interest paid-in-kind (“PIK interest”) on the Company’s term loan of $1.0 million (see “Capital Resources” for further details)  which were offset in part by a $0.7 million change in the fair value of the interest rate swaps.  In addition, the year-over-year change in operating cash flows reflects a lower net loss in 2009 that was impacted by a reduction in warehouse and delivery and SG&A expenses, all of which were in line with the Company’s  operating plan to keep operating costs aligned with the revenue base given current economic conditions.  Operating cash flows in 2008 included the impact of non-cash impairment charges and inventory write-downs of approximately $64.7 million.

Trade receivables increased $5.4 million in 2009 from December 2008 reflecting a stronger seasonal demand cycle due to improved shipment levels in the RV industry in the fourth quarter of 2009 of approximately 76% compared to the fourth quarter of 2008.  Additionally, in 2008, many of our larger customers began their normal holiday season shutdowns in early December compared to a later shutdown in December 2009.

Cash provided by operating activities included a decrease in inventory levels of $4.7 million primarily resulting from a shift in demand concentration to operations with historically better inventory turns and the Company’s continued focus on improving inventory turns and reducing inventory to levels more consistent with demand in order to maximize liquidity.  Inventory cash flows in 2008 included an adjustment of $3.8 million for the write-down and disposal of slow moving inventories due to obsolescence and commodity market price declines and a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities.  In both 2009 and 2008, the Company focused on reducing inventory levels and managing inventory costs by closely following customer sales levels and reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum quantity requirements.

The $1.4 million net decrease to accounts payable and accrued liabilities in 2009 was due to a reduction in employee headcount, which drove lower payroll and benefit related accruals, and the discontinued operations being sold, which reduced accounts payable and accrued liabilities.

Net cash provided by operating activities decreased $20.5 million to $2.0 million in 2008 compared to $22.5 million in 2007.  The year-over-year change in operating cash flow is primarily the result of lower net income in 2008 that was largely impacted by the deterioration of macroeconomic conditions that negatively impacted sales volumes in the RV, MH and residential housing markets and industries.  The 2008 net loss also included non-cash impairment charges and inventory write-downs of approximately $64.7 million.  Inventory decreased $16.5 million reflecting a decline in customer inventory levels and an increased focus on managing working capital needs.

In 2007, trade receivables decreased $16.1 million primarily reflecting plant shutdowns at the end of 2007.  Inventory decreased $17.3 million and accounts payable and accrued expenses decreased $11.7 million in 2007 primarily reflecting normal seasonal declines in inventory levels which comprise a significant portion of the accounts payable balance at any given time.  In addition, the Company improved its inventory turns and entered into a vendor managed inventory program in June 2007.

Investing Activities

Investing activities provided cash of $13.2 million in 2009 compared to $1.9 million in 2008.  Proceeds from the sale of property and equipment and facilities included $1.5 million from the sale of the Ocala, Florida facility in December 2009, $4.4 million from the sale of American Hardwoods equipment in January 2009 and the building in June 2009, and $7.4 million from the July 2009 sale of the aluminum extrusion operation.  Approximately $6.6 million was received from the sale of the California facility in June 2008.

Capital expenditures in 2009 were $0.3 million versus $4.2 million in the prior year.  The capital plan for full year 2010 includes expenditures of up to $1.0 million, and such expenditures are limited to $2.25 million for any fiscal year per our amended Credit Agreement.  Capital expenditures in 2008 were primarily related to certain building expansion initiatives to accommodate the consolidation of certain Patrick and Adorn business units.  Additionally, in conjunction with the acquisition of Adorn in May 2007, the Company was able to take advantage of excess redundant equipment as a result of the consolidation plan and therefore minimize capital expenditures in 2009 while still performing regularly scheduled preventative maintenance on all of its equipment.

Cash outflows for investing activities were $86.8 million in 2007 and included $2.4 million for capital expenditures that were in conjunction with our strategic and capital plans, the acquisitions of American Hardwoods and Adorn for $7.1 million and $78.7 million, respectively.

Financing Activities

Our net financing cash outflows were approximately $19.6 million in 2009 compared to $1.3 million in 2008.  In 2009, the Company paid down approximately $14.5 million in principal on its long-term debt.  The additional repayments on long-term debt, including the payoff of the remaining $3.3 million of principal on the industrial revenue bonds, were funded by the $2.5 million of net proceeds from the sale of the American Hardwoods building, the $4.4 million of net proceeds from the aluminum extrusion building and equipment sale, and the $1.5 million of net proceeds from the sale of the Ocala, Florida facility.  In addition, the remaining net proceeds of $3.0 million from the aluminum extrusion operation sale were used to reduce borrowings under the Company’s revolving line of credit.

In addition, net proceeds of approximately $8.3 million from the sales of the Woodburn, Oregon and Fontana, California facilities were used to pay down principal on the Company’s term loan through March 29, 2010.

Our net financing needs were $1.3 million in 2008 compared to a net inflow of $64.1 million in 2007.  In 2008, net borrowings under our revolver of $16.7 million, proceeds of $7.9 million from the private placement of common stock and $13.0 million from our rights offering, substantially offset principal repayments on long-term debt of $38.3 million.

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

Capital Resources

In April 2007, in conjunction with the addition of a new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds.  These bonds were purchased by JPMorgan Chase and were subject to the terms of a loan agreement with JPMorgan Chase.  The bonds bore interest at a variable tax-exempt bond rate with principal and interest payments due monthly over five years and covenants consistent with the Company’s revolving credit agreement.  The final installment was originally due in April 2012.  Approximately $3.3 million of the net proceeds from the sale of the aluminum extrusion operation were used to pay off the remaining principal on the bonds in July 2009.

In May 2007, the Company completed the acquisition of Adorn.  The acquisition was funded through both debt and equity financing, which was structured to provide additional liquidity to facilitate the combined companies’ future growth plans and working capital needs.  In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “Credit Facility”) comprised of revolving credit availability of $35 million and a term loan of $75 million.  The Credit Facility provided for a five-year maturity and replaced the Company’s previous credit agreement and related term loans.  The Credit Facility’s interest was at Prime or the Eurodollar rate plus the Company’s credit spread which was based on cash flow leverage.  The term-debt and revolving credit loans may be prepaid at any time without penalty.  Interest payments are due monthly with quarterly principal payments that began in September 2007.  The Company incurred approximately $2.2 million in financing costs as part of this transaction.  Obligations under the Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.  In order to reduce its vulnerability to variable interest rates, the package included an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007.  In July 2007, the Company entered into a second interest rate swap agreement on approximately $10.0 million of term-debt to fix interest at a rate of 5.60%.

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

In June 2008, the Company conducted a rights offering of 1,850,000 shares of common stock to its shareholders and raised a total of approximately $13.0 million of additional equity capital.  The Company used the proceeds from the rights offering to prepay approximately $7.1 million of remaining principal under the senior subordinated promissory notes and to pay approximately $0.3 million of related accrued interest, and used the remaining proceeds to reduce borrowings under its Credit Facility.

The Company amended its Credit Agreement in March 2008 and modified certain financial covenants, terms and reporting requirements.  In December 2008, the Company entered into a Second Amendment and Waiver (the “Second Amendment”) to its Credit Agreement.  The Second Amendment included both the addition and modification of certain definitions, terms and reporting requirements and amended the termination date of the Credit Agreement to expire on January 3, 2011.  Under the terms of the Second Amendment, the lenders waived any event of default (as defined in the Credit Agreement) that resulted from the Company’s failure to comply with the Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants for the Computation Period ended September 28, 2008.  The financial covenants were amended to eliminate the Consolidated Net Worth, Minimum Fixed Charge Coverage Ratio and Maximum Leverage Ratio covenants, in lieu of new one-month and two-month minimum Consolidated EBITDA requirements and a $2.25 million capital expenditures limitation for any fiscal year.

Effective with the Second Amendment, the interest rates for borrowings under the revolving line of credit are the Alternate Base Rate (the”ABR”) plus 3.50%, or the London Interbank Offer Rate (“LIBOR”) plus 4.50%.  For term loans, interest rates are the ABR plus 6.50%, or LIBOR plus 7.50%.  The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%.  The Company has the option to defer payment of any interest on term loans in excess of 4.5% (“PIK Interest”) until the term maturity date.  Since January 2009, the Company has elected the PIK interest option.  As a result, the principal amount outstanding under the term loan for the year ended December 31, 2009 was increased by approximately $1.0 million to reflect PIK interest.  For 2009, PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In addition, effective with the Second Amendment, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the statements of operations.  For the years ended December 31, 2009 and 2008, amortized losses of $0.3 million and $46,000, respectively, were recognized in interest expense on the consolidated statements of operations.  The de-designation losses to be amortized to interest expense is expected to approximate $0.3 million in 2010.  In addition, the change in the fair value of the de-designated swaps for the year ended December 31, 2009 resulted in a $0.7 million reduction to interest expense and the corresponding liability.

As part of the lenders’ consideration for the Second Amendment, on December 11, 2008, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  See Note 10 to the Consolidated Financial Statements for further details.

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
(f)
The Company agreed to provide an appraisal by a lender approved firm of each parcel of real estate owned by the Company and its subsidiaries within 60 days of the effectiveness of the Third Amendment.  Based on the results of the appraisals, there was no indication of impairment for any of the real estate parcels.

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

The Company has maintained compliance with the revised minimum one and two-month Consolidated EBITDA requirements as modified in the Third Amendment.  There was no applicable minimum Consolidated EBITDA requirement for the fiscal month ended March 29, 2009.  For the fiscal month ended June 28, 2009, the one-month minimum Consolidated EBITDA was $279,300 versus actual Consolidated EBITDA of $761,000.  For the fiscal month ended September 27, 2009, the one and two-month minimum Consolidated EBITDA was $648,800 and $2,437,600, respectively, versus actual Consolidated EBITDA for the same periods of $892,000 and $2,604,000, respectively.  For the fiscal month ended December 31, 2009, the one and two-month minimum Consolidated EBITDA was ($206,200) and $570,400, respectively, versus actual Consolidated EBITDA for the same periods of $180,000 and $982,000, respectively.

On December 11, 2009, the Company entered into a Fourth Amendment to the Company’ Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment amended certain definitions, terms and reporting requirements to better align with the Company’s updated operating and cash flow projections for fiscal year 2010.  Pursuant to the Fourth Amendment, the financial covenants were modified to establish new quarterly minimum EBITDA requirements that will replace the existing minimum one-month and two-month requirements beginning with the fiscal quarter ended March 28, 2010.  In addition, the monthly borrowing limits under the revolving commitments were reset in conjunction with updated projected monthly cash flows for 2010.

Effective with the Fourth Amendment, borrowings under the revolving line of credit are subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for fiscal year 2010.  The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged.  The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the credit facility including the financial covenants.

During 2009, the Company paid down $9.8 million in principal on its senior notes, and paid $4.7 million in principal on outstanding bonds.  See discussion below.  In addition, borrowings under the Company’s revolving line of credit were reduced by $4.7 million in 2009.

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

We expect to maintain compliance with the revised minimum quarterly Consolidated EBITDA covenant, as modified in the Fourth Amendment, based on the Company’s 2010 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the Credit Agreement prior to its expiration.

Our Credit Facility is scheduled to expire on January 3, 2011.  We currently have the intent and we believe we have the ability to refinance during 2010.  However, we do not believe we will be able to consummate this refinancing by the time we issue our balance sheet for the first quarter of 2010.  In order to classify our outstanding indebtedness as a long-term liability beginning with the first quarter of 2010, the following two criteria are required: (1) the Company must have the intent to refinance, and (2) the Company must have the ability to consummate the refinancing.  The ability to consummate the refinancing can be satisfied by either: (a) the issuance of a long-term obligation after the date of the Company‘s balance sheet but before that balance sheet is issued; or (b) entrance into a financing agreement before the balance sheet is issued that clearly permits it to refinance the short-term obligation on a long-term basis on terms that are readily determinable, and certain conditions are being satisfied.  Based on the above criteria, our outstanding long-term indebtedness as of March 28, 2010 (first fiscal quarter end) is expected to be reclassified as a short-term liability until such time as the refinancing of our Credit Facility is completed.

If we fail to comply with the covenants under our amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.  Further, if current unfavorable credit market conditions were to persist throughout the remainder of 2010, there can be no assurance that we will be able to refinance any or all of this indebtedness.

 Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2009, and the future periods during which we expect to settle these obligations.  We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

(thousands)	Payments due by period
Contractual Obligations	2010	2011-2012	2013-2014	Thereafter	Total
Revolving line of credit	$13,500	$-	$-	$-	$13,500

Long-term debt (1)	10,359	18,408	-	-	28,767
Interest payments on debt (2)	2,495	20	-	-	2,515
Deferred compensation payments	419	857	721	3,691	5,688
Facility leases	1,951	3,134	2,807	2,555	10,447
Equipment leases	1,075	1,026	210	179	2,490
Total contractual cash obligations	$29,799	$23,445	$3,738	$6,425	$63,407

(1)
 The estimated long-term debt payment of $10.3 million in 2010 includes $5.5 million of payments based on scheduled debt service requirements.  In addition, the Company used the net proceeds from the sales of two buildings classified as available for sale at December 31, 2009 to prepay approximately $8.3 million in principal on the Company’s term loan through March 29, 2010.

(2)
  Scheduled interest payments on debt are calculated based on interest rates in effect at December 31, 2009 as follows: (a) revolving line of credit – 4.73%; (b) term loan (including PIK interest of 3%) –7.75%; and (c) North Carolina revenue bonds – 1.5%.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed	Outstanding at 12/31/09	Date of Expiration
Revolving Credit Agreement	$ 30,000	$ 13,500	January 3, 2011
Letters of Credit	$ 15,000	$ 2,499	January 3, 2011

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

Trade Receivables.  We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets.  Trade receivables consist primarily of amounts due to us from our normal business activities.  We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers.  In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on our historical write-off and collection experience and specific risks identified in the accounts receivable portfolio.  A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value.  Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.  Any difference could result in an increase or decrease in the allowance for doubtful accounts.  The Company does not accrue interest on any of its trade receivables.  Based on the Company’s estimates and assumptions, the allowance for doubtful accounts was decreased by $1.3 million to $0.7 million at December 31, 2009 compared to $2.0 million for 2008.  In 2008, the allowance for doubtful accounts was increased by $1.9 million to $2.0 million compared to $153,000 for 2007 to reflect certain customers of the Company that had closed or filed bankruptcy.  There were no material changes made to the allowance in 2007.

Inventories.  Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives.  Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $1.3 million and $2.0 million was established at December 31, 2009 and 2008, respectively.  If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.  The Company decreased its reserve for obsolescence by $0.7 million at December 31, 2009 from $2.0 million at December 31, 2008 reflecting a continued focus on managing inventory to levels more consistent with demand in order to maximize liquidity. During 2008, depressed market conditions and commodity market price declines contributed to a significant decrease in product demand.  As a result, the Company increased its reserve for obsolescence by $0.9 million to $2.0 million at December 31, 2008 from $1.1 million at December 31, 2007 to reflect inventory dedicated to certain customers who had filed bankruptcy.  In 2007, the reserve was increased to $1.1 million from $139,000 in the prior year primarily to reflect changes in customer demand.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items.  Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers.  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts.  The net carrying value of assets not recoverable is reduced to fair value.  Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  A change in the Company’s business climate in 2008, including a significant downturn in the Company’s operations, led to a required assessment of the recoverability of the Company’s long-lived assets, which subsequently resulted in an impairment charge of $3.5 million related to machinery and equipment which is included in cost of goods sold on the consolidated statements of operations.  No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2009 and 2007, and therefore the Company has not recognized any impairment charges for those years.  See Note 8 to the Consolidated Financial Statements for further details regarding the impairment charge in 2008.

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

Impairment of Goodwill and Other Acquired Intangible Assets.  The Company has made acquisitions in the past that included goodwill and other intangible assets and has made a purchase subsequent to the balance sheet date which included goodwill and other intangible assets.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value.  There are many assumptions and estimates underlying the determination of an impairment loss.  Another estimate using different, but still reasonable, assumptions could produce a significantly different result.  Therefore, impairment losses could be recorded in the future.  We perform the required impairment test of goodwill and indefinite-lived intangible assets annually, or more frequently if conditions warrant.  For purposes of the goodwill impairment test, the reporting units of the Company are utilized.  The impairment tests performed by the Company are based on estimates of the fair value of the Company’s reporting units.  The fair value is calculated using a discounted cash flow analysis.  A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s discounted cash flows could result in an impairment charge.

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

Note 9 to the Consolidated Financial Statements sets out the impact of $56.7 million of charges taken in 2008 to recognize the impairment of goodwill and other intangible assets and the factors which led to changes in estimates and assumptions.  Significant assumptions used in our step one discounted cash flow analysis for the reporting units included a five-year compound average growth rate (CAGR) of 0.7%, weighted average cost of capital of 14.5%, and a terminal value growth rate of 2.5%.

Deferred Income Taxes.  The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  The Company recorded an $18.0 million valuation allowance in 2008 and increased the allowance by $1.1 million in 2009.  See Note 14 to the Consolidated Financial Statements for further details.

OTHER

Sale of Property

In 2009, the Company sold its manufacturing facility in Ocala, Florida, resulting in a pretax gain on sale of approximately $1.2 million.  The building sale was part of the Company’s continuing effort to reduce its leverage position. In 2008, the Company sold an idle manufacturing facility in Fontana, California, which was exited in 2007, resulting in a pretax gain on sale of approximately $4.2 million.  The Fontana building formerly housed the Company’s west coast molding division.  In 2007, the Company consolidated this molding division into its Fontana custom vinyls facility.  The consolidation was part of a multiphase integration effort following the acquisition of Adorn.

In the first quarter of 2010, the Company sold its owned manufacturing and distribution facilities in Woodburn, Oregon and Fontana, California.  The Company is currently operating in the same facility in Oregon under a license agreement with the purchaser while it explores options for a more suitable long-term solution.  In addition, the Company is operating in the same facility in Fontana, California under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.  The Company anticipates recording a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.

Purchase of Property

Not Applicable.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, and particleboard are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures.  Prices of certain commodities have historically been volatile.  During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases . We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) of Part IV on page 51 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 22, 2009, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors, selected Crowe Horwath LLP (“Crowe Horwath”) as its independent registered public accounting firm for the fiscal year ending December 31, 2009.  Also on June 22, 2009, the Audit Committee informed Ernst & Young LLP (“E&Y”) that it will be dismissed as the Company’s independent registered public accounting firm.

The decision to change independent registered accounting firms was made by the Company’s Audit Committee following the solicitation of proposals from three other registered public accounting firms.  The decision of the Audit Committee was ratified by the Board of Directors.  The decision was made following a review of the proposals submitted, including the price and services to be provided.  The Audit Committee also gave significant consideration to changes in the condition of the overall economic environment, the industries in which the Company operates, and in the markets it serves.

During the fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through June 22, 2009, the Company had (i) no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to E&Y’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

E&Y’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 do not contain an adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2008 and 2007, and the subsequent interim period through the date of the Company’s appointment of Crowe Horwath on June 22, 2009, neither the Company nor anyone on its behalf consulted with Crowe Horwath regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

There were no disagreements with accountants during the fiscal years 2008 and 2007.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal controls over financial reporting were effective as of December 31, 2009.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.               OTHER INFORMATION

A proposal to approve the Patrick Industries, Inc. 2009 Omnibus Incentive Plan was submitted to and approved at a Special Meeting of Shareholders held on November 19, 2009.  Of the total votes cast, 6,849,505 votes were cast for the proposal, 349,789 votes were cast against the proposal, and there were 5,431 abstentions.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010 and is incorporated herein by reference.

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

Corporate Governance

Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010 and incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, under the captions “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,”  and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The financial statements listed in the accompanying Index to the Financial Statements on page F-1 of the separate financial section of this Report are incorporated herein by reference.

(3) The exhibits required to be filed as part of this Annual Report on Form 10-K are listed under (c) below.

(c)	Exhibits

Exhibit Number	Exhibits
3.1**	Articles of Incorporation of Patrick Industries, Inc.

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Form 8-K on January 21, 2009 and incorporated herein by reference).

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

10.1*
Patrick Industries, Inc. 2009 Omnibus Incentive Plan, (filed as Appendix A to the Company’s revised Definitive Proxy Statement on Schedule 14A filed on October 20, 2009 and incorporated herein by reference).

10.2*, **	Form of Employment Agreements with Executive Officers.

10.3*, **	Form of Officers Retirement Agreement.

Exhibit Number	Exhibits
10.4**	Form of Non-Qualified Stock Option.

10.5**	Form of Directors’ Annual Restricted Stock Grant.

10.6** 10.7
Form of Officer and Employee Restricted Stock Award.

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

10.8
First Amendment and Waiver, dated March 19, 2008, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2008 and incorporated herein by reference).

10.9
Second Amendment and Waiver, dated December 11, 2008, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2008 and incorporated herein by reference).

10.10
Warrant Agreement, dated December 11, 2008, among Patrick Industries, Inc., and the holders of the Warrants (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 15, 2008 and incorporated herein by reference).

10.11

Third Amendment and Waiver, dated April 14, 2009, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2009 and incorporated herein by reference).

10.12
Fourth Amendment and Waiver, dated December 11, 2009, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.13
Securities Purchase Agreement, dated March 10, 2008, by and among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund L.P., and Patrick Industries, Inc. (filed as Exhibit 10.1 to Form 8-K filed on December 15, 2008 and incorporated herein by reference).

12**	Statement of Computation of Operating Ratios.
16.1	Letter from Ernst & Young LLP to the SEC dated June 26, 2009 (filed as Exhibit 16.1 to Form 8-K filed on June 26, 2009 and incorporated herein by reference).
21**	Subsidiaries of the Registrant.
23.1** 23.2**	Consent of Crowe Horwath LLP. Consent of Ernst & Young LLP.
31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

Exhibit Number	Exhibits
31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32**	Certification pursuant to 18 U.S.C. Section 1350.

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

                                       PATRICK INDUSTRIES, INC.

Date:  March 30, 2010                                                                                                By: /s/ Todd M. Cleveland
                          Todd M. Cleveland
                          President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	March 30, 2010
Paul E. Hassler

/s/ Todd M. Cleveland	President and Chief Executive Officer	March 30, 2010
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	Executive Vice President-Finance, Secretary-	March 30, 2010
Andy L. Nemeth	Treasurer, Chief Financial Officer and Director
(Principal Financial Officer)

/s/ Darin R. Schaeffer	Vice President and Corporate Controller	March 30, 2010
Darin R. Schaeffer	(Principal Accounting Officer)

/s/ Terrence D. Brennan	Director	March 30, 2010
Terrence D. Brennan

/s/ Joseph M. Cerulli	Director	March 30, 2010
Joseph M. Cerulli

/s/ Keith V. Kankel	Director	March 30, 2010
Keith V. Kankel
/s/ Larry D. Renbarger	Director	March 30, 2010
Larry D. Renbarger
/s/ Walter E. Wells	Director	March 30, 2010
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Patrick Industries, Inc.:

We have audited the accompanying consolidated statement of financial position of Patrick Industries, Inc. and subsidiary companies as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Elkhart, Indiana
March 30, 2010

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

/s/ Ernst & Young LLP

Grand Rapids, Michigan
April 14, 2009

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands except share data)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$60	$2,672
Trade receivables, net of allowance for doubtful accounts (2009: $700; 2008: $2,031)	12,507	8,290
Inventories	17,485	21,471
Prepaid expenses and other	1,981	2,803
Assets held for sale	4,825	15,816
Total current assets	36,858	51,052
Property, plant and equipment, net	26,433	34,621
Goodwill	2,140	2,140
Intangible assets, net	7,047	7,400
Deferred tax assets, net of valuation allowance (2009: $19,087; 2008: $17,967)	-	-
Deferred financing costs, net of accumulated amortization (2009: $2,185; 2008: $891)	1,463	2,270
Other non-current assets	3,096	3,010
TOTAL ASSETS	$77,037	$100,493

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10,359	$14,741
Short-term borrowings	13,500	18,200
Accounts payable	5,874	5,156
Accrued liabilities	5,275	7,252
Total current liabilities	35,008	45,349
Long-term debt, less current maturities and discount	18,408	27,367
Deferred compensation and other	5,963	5,708
Deferred tax liabilities	1,309	1,309
TOTAL LIABILITIES	60,688	79,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2009 - 9,182,189 shares; issued 2008 – 9,025,939 shares	53,588	53,522
Accumulated other comprehensive loss	(1,181)	(1,439)
Additional paid-in-capital	148	362
Accumulated deficit	(36,206)	(31,685)
TOTAL SHAREHOLDERS’ EQUITY	16,349	20,760
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,037	$100,493
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands except per share data)	For the years ended December 31,
	2009	2008	2007
NET SALES	$212,522	$325,151	$370,210
Cost of goods sold	189,643	297,133	323,964
Restructuring charges	-	779	2,181
GROSS PROFIT	22,879	27,239	44,065
Operating expenses:
Warehouse and delivery	10,248	16,533	18,879
Selling, general and administrative	12,132	26,859	26,712
Goodwill impairment	-	27,374	-
Intangible assets impairments	-	29,353	-
Restructuring charges	-	202	183
Amortization of intangible assets	353	1,716	1,001
Gain on sale of fixed assets	(1,201)	(4,566)	(231)
Total operating expenses	21,532	97,471	46,544
OPERATING INCOME (LOSS)	1,347	(70,232)	(2,479)
Stock warrants revaluation	817	-	-
Interest expense, net	6,442	6,377	6,529
Loss from continuing operations before income tax benefit	(5,912)	(76,609)	(9,008)
Income tax benefit	(469)	(9,952)	(2,928)
Loss from continuing operations	(5,443)	(66,657)	(6,080)

Income (loss) from discontinued operations	1,486	(7,699)	351
Income taxes (benefit)	564	(2,849)	114
Income (loss) from discontinued operations, net of tax	922	(4,850)	237
NET LOSS	$(4,521)	$(71,507)	$(5,843)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.59)	$(8.32)	$(1.07)
Discontinued operations	0.10	(0.61)	0.04
Net loss	$(0.49)	$(8.93)	$(1.03)

Weighted average shares outstanding – basic and diluted	9,198	8,009	5,653

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007 (thousands except share data)	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in-Capital	Retained Earnings (Accumulated (Deficit)	Total
Balance, January 1, 2007		$ -	$ 20,360	$ (97)	$ 148	$ 45,665	$ 66,076
Net loss	$ (5,843)	-	-	-	-	(5,843)	(5,843)
Change in accumulated pension obligation, net of tax	53	-	-	53	-	-	53
Change in fair value of interest rate swaps, net of tax	(628)	-	-	(628)	-	-	(628)
Issuance of common stock for stock award plan	-	-	286	-	-	-	286
Issuance of 980,000 shares in private placement, net of expenses	-	-	10,851	-	-	-	10,851
Net Issuance of 128,553 shares under stock based plans including tax benefit	-	-	82	-	-	-	82
Issuance of 37,125 shares upon exercise of common stock options including tax benefit	-	-	359	-	-	-	359
Stock option and compensation expense	-	-	874	-	-	-	874
Rights offering expenses	-	-	(177)	-	-	-	(177)
Balance, December 31, 2007	$ (6,418)	$ -	$ 32,635	$ (672)	$ 148	$ 39,822	$ 71,933
Net loss	$ (71,507)	-	-	-	-	(71,507)	(71,507)
Change in accumulated pension obligation, net of tax	(17)	-	-	(17)	-	-	(17)
Change in fair value of interest rate swaps, net of tax	(750)	-	-	(750)	-	-	(750)
Issuance of warrants to purchase 474,049 shares	-	-	-	-	214	-	214
Issuance of common stock for stock award plan	-	-	228	-	-	-	228
Issuance of 1,125,000 shares in private placement	-	-	7,875	-	-	-	7,875
Issuance of 1,850,000 shares in rights offering	-	-	12,950	-	-	-	12,950
Shares used to pay taxes on stock grants	-	-	(75)	-	-	-	(75)
Stock option and compensation expense	-	-	497	-	-	-	497
Rights offering and private placement expenses	-	-	(588)	-	-	-	(588)
Balance, December 31, 2008	$ (72,274)	$ -	$ 53,522	$ (1,439)	$ 362	$ (31,685)	$ 20,760
Net loss	$ (4,521)	-	-	-	-	(4,521)	(4,521)
Change in accumulated pension obligation, net of tax	(60)	-	-	(60)	-	-	(60)
Amortization of loss on interest rate swap agreements, net of tax	318	-	-	318	-	-	318
Reclass of warrants to long-term liabilities	-	-	-	-	(214)	-	(214)
Issuance of 5,250 shares upon exercise of common stock options	-	-	7	-	-	-	7
Stock option and compensation expense	-	-	98	-	-	-	98
Equity issuance expenses	-	-	(39)	-	-	-	(39)
Balance, December 31, 2009	$ (4,263)	$ -	$ 53,588	$ (1,181)	$ 148	$ (36,206)	$ 16,349
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,521)	$ (71,507)	$ (5,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,918	6,357	5,367
Amortization of intangible assets	353	1,716	1,001
Stock-based compensation expense	98	726	1,519
Deferred compensation expense	250	615	1,303
Provision for bad debts	950	1,998	4
Deferred income taxes	-	(13,690)	(144)
Gain on sale of fixed assets	(1,201)	(4,566)	(231)
Restructuring charges	-	221	1,297
Goodwill impairment	-	27,374	-
Intangible assets impairments	-	29,353	-
Fixed asset impairments	-	3,505	-
Stock warrants revaluation	817	-	-
(Increase) decrease in cash surrender value of life insurance	(109)	87	87
Deferred financing amortization	1,294	626	265
Gain from divestitures	(683)	-	-
Adjustment to carrying value of assets held for sale	-	6,070	-
Interest paid-in-kind	1,035	-	-
Amortization of loss on interest rate swap agreements	318	46	-
Change in fair value of derivative financial instruments	(697)	-	-
Other	(159)	-	-
Change in operating assets and liabilities:
Trade receivables	(5,414)	1,806	16,069
Inventories	4,703	16,523	17,252
Prepaid expenses and other	822	1,681	50
Income taxes receivable	-	3,691	(3,404)
Accounts payable and accrued liabilities	1,363	(10,251)	(11,735)
Payments on deferred compensation obligations	(428)	(395)	(349)
Net cash provided by operating activities	3,709	1,986	22,508
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(309)	(4,218)	(2,453)
Proceeds from sale of property, equipment and facility	1,697	6,594	1,269
Proceeds from sale of American Hardwoods operation and facility	4,450	-	-
Proceeds from sale of aluminum extrusion operation	7,374	-	-
Proceeds from life insurance	67	101	516
Insurance premiums paid	(54)	(615)	(252)
Acquisition of American Hardwoods	-	-	(7,136)
Acquisition of Adorn, LLC, net of cash acquired	-	-	(78,737)
Net cash provided by (used in) investing activities	13,225	1,862	(86,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	-	501	101,801
Short-term borrowings (payments), net	(4,700)	16,721	(8,521)
Principal payments on long-term debt	(14,483)	(38,317)	(38,144)
Proceeds from private placement of common stock, net of expenses	-	7,875	10,851
Proceeds from rights offering, net of expenses	-	12,950	-
Payment of deferred financing/debt issuance costs	(487)	(1,035)	(2,126)
Proceeds from exercise of stock options, including tax benefit	7	-	359
Other	117	(22)	(141)
Net cash provided by (used in) financing activities	(19,546)	(1,327)	64,079
Increase (decrease) in cash and cash equivalents	(2,612)	2,521	(206)
Cash and cash equivalents at beginning of year	2,672	151	357
Cash and cash equivalents at end of year	$ 60	$ 2,672	$ 151

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The consolidated financial statements include the accounts of Patrick Industries, Inc., and its wholly owned subsidiaries, Adorn Holdings, Inc. (“Adorn”), Adorn, LLC, Harlan Machinery, Inc., and Machinery, Inc. (“Patrick” or the “Company").  All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in prior years’ consolidated financial statements and footnotes have been reclassified to conform to the current year presentation.

In preparation of Patrick’s consolidated financial statements as of December 31, 2009, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of our Form 10-K for potential recognition or disclosure in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Our significant estimates include the valuation of goodwill, the valuation of long-lived assets, the allowance for doubtful accounts, excess and obsolete inventories, and deferred tax asset valuation allowances.  Actual results could differ from the amounts reported.

Nature of Business

The Company's operations consist of the manufacture and distribution of building products and materials for use primarily by the manufactured housing, recreational vehicle, and industrial markets for customers throughout the United States and Canada.  As of December 31, 2009, the Company maintained 11 manufacturing plants and 11 distribution facilities located in 12 states.  Patrick operates in three business segments:  Primary Manufactured Products, Distribution, and Other Component Manufactured Products.  Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

Risks and Uncertainties

The Company purchases significant amounts of materials, which are commodities, from a limited number of suppliers.  The purchase price of such items can be volatile as they are subject to prevailing market conditions, both domestically and internationally.  The Company's purchases of these items can be based on supplier allocations.

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

Shipping and Handling - The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses.  The amounts recorded in warehouse and delivery expenses were $0.4 million, $1.0 million and $0.8 million for 2009, 2008, and 2007, respectively.

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

Restructuring Charges

Restructuring charges for the years ended December 31, 2008 and 2007 are comprised of expenses associated with the restructuring plan announced in conjunction with the Company’s May 2007 acquisition of Adorn and included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines.  Losses on property lease obligations are recorded when the lease is abandoned.  Termination benefits are recorded at the time they are communicated to the affected employees.  Asset write-downs are recorded consistent with our accounting policy related to long-lived assets.  See Note 5 for further information.

Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, stock awards, and warrants.  The dilutive effect of stock options, stock awards, and warrants is calculated under the treasury stock method using the average market price for the period.  Certain common stock equivalents related to options and warrants were not included in the computation of diluted net income per share because those options’ and warrants’ exercise prices were greater than the average market price of the common shares.  See Note 16 for the calculation of both basic and diluted net income per common share.

For the years ended December 31, 2009, 2008 and 2007, there is no difference in basic or diluted earnings per share since a net loss was recorded in each of these periods, resulting in all common stock equivalents having no dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents include all overnight sweep investments with an initial maturity of up to 90 days.

Trade Receivables

Trade receivables, including those designated as held for sale, consist primarily of amounts due to the Company from its normal business activities.  In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off experience, the level of past-due amounts, and specific risks identified in the trade receivables portfolio.  A change in the Company’s assumptions would result in the Company recovering an amount of its trade receivables that differs from the carrying value.  The Company does not accrue interest on any of its trade receivables.

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2009	2008
Balance at January 1	$2,031	$153
Provisions made during the year	950	1,998
Write-offs	(2,364)	(208)
Recoveries during the year	83	88
Balance at December 31	$700	$2,031

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market.  Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to market value where appropriate.  The Company reviews inventory on-hand and records provisions for obsolete inventory.  A significant increase in the demand for the Company’s raw materials could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results.  The cost of manufactured inventories includes raw materials, labor and overhead.  The Company’s distribution inventories include the cost of raw materials and inbound freight.  The Company estimates inventory allowances for slow-moving and obsolete inventories based on current assessments of future demands, market conditions and related management initiatives.

Assets Held for Sale

The components of assets held for sale as of December 31 are as follows:

(thousands)	2009	2008
American Hardwoods	$-	$4,340
Aluminum extrusion operation	-	9,894
Owned real estate	4,825	1,582
Total	$4,825	$15,816

The assets reclassified to held for sale as of December 31 by class are as follows:

(thousands)	2009	2008
Trade receivables , net	$-	$2,606
Inventories	-	3,755
Property, plant and equipment, net	4,825	9,455
Total assets	$4,825	$15,816

Assets held for sale pertaining to discontinued operations include American Hardwoods, Inc. (“American Hardwoods”) and the aluminum extrusion operation.  Approximately $4.3 million of carrying value pertaining to the American Hardwoods operation was reclassified to assets held for sale as of December 31, 2008, of which $2.5 million was related to the building that housed the operation.  Certain assets and the business of American Hardwoods were sold in January 2009, and the building was subsequently sold in June 2009.  Approximately $9.9 million of carrying value pertaining to the aluminum extrusion operation was reclassified to assets held for sale as of December 31, 2008.  This operation was sold in July 2009.  See Note 4 for further details.

Approximately $1.6 million of carrying value pertaining to the Company’s owned facility located in Fontana, California was classified as held for sale as of December 31, 2009 and 2008.  The Company’s owned facility in Woodburn, Oregon was classified as held for sale as of December 31, 2009 at an approximate carrying value of $3.2 million.

The Oregon facility was subsequently sold in February 2010 for $4.2 million.  In March 2010, the California facility was sold for $4.9 million.  Approximately $8.3 million of the net proceeds from the sales were used to pay down principal on the Company’s term loan through March 29, 2010.  See Note 20 for further details.

These assets are included on a separate line in the consolidated statements of financial position at the lower of their carrying value or their estimated fair value.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is recorded at cost.  Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives which generally range from 10 to 30 years for buildings and improvements, and from 3 to 5 years for machinery, equipment and transportation equipment.  Leasehold improvements are amortized over the lesser of their useful lives or the related lease term.  When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.  Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.  The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

Goodwill and Intangible Assets

Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values.  Goodwill and other intangible assets are related to the Other Component Manufactured Products segment.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual (or under certain circumstances more frequent) impairment tests based on their estimated fair value.  Finite-lived intangible assets relate to customer relationships.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  The Company performs the required test for goodwill impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value.

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

If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill.  This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit.  Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount that is recorded and charged to operations.  See Note 9 for further information regarding goodwill and other intangible assets impairments.

Impairment of Long-Lived Assets

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows.  If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value.  A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.  See Note 8 for further information regarding fixed asset impairments.

Deferred Financing Costs

 Debt issuance costs and deferred financing costs are classified as non-current assets on the statement of financial position and are amortized over the life of the related debt or credit facility using the straight-line method which approximates the effective interest method.

Accrued Self-Insurance

The Company is self-insured for a significant portion of its workers’ compensation and health insurance coverage, subject to certain stop loss deductibles.  The Company accrues for claims as they are incurred as well as an estimate of claims incurred but not reported as required.

Derivative Financial Instruments

All derivatives are recorded on the statement of financial position at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability ("cash flow" hedge).  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

Disclosures relative to derivative instruments can also be found in Notes 10 and 12.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Accumulated Other Comprehensive Income (Loss)

U.S. GAAP defines comprehensive income as non-shareholder changes in equity.  The components of and changes in accumulated other comprehensive loss as of December 31, 2009, 2008, and 2007 are as follows:
(thousands)	Interest Rate Swap Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2007	$65	$(162)	$(97)
Current period change, net of tax	(628)	53	(575)
Balance, December 31, 2007	(563)	(109)	(672)
Current period change, net of tax	(750)	(17)	(767)
Balance, December 31, 2008	(1,313)	(126)	(1,439)
Current period change, net of tax	318	(60)	258
Balance, December 31, 2009	$(995)	$(186)	$(1,181)

2.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes the FASB Accounting Standards Codification TM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification became effective for the Company during its interim period ended September 27, 2009 and its adoption did not have an impact on its consolidated financial statements.

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

Fair Value Measurements.  In February 2008, the FASB issued revised guidance related to fair value measurements that delays the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company).  The fair value measurements discussion in Note 11 omits disclosures pertaining to long-lived assets and trade receivables due to this revised guidance.  The adoption of the provisions of this new guidance on January 1, 2009 did not have a material impact on the consolidated financial statements.

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

Derivative Instruments and Hedging Activities.  On January 1, 2009, the Company adopted guidance issued by the FASB which required additional financial statement disclosures related to derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for in the financial statements, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning on January 1, 2009.  The Company applied the requirements of this guidance on a prospective basis.  Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.  Because only additional disclosures concerning derivatives and hedging activities are required, the adoption did not affect the Company’s financial condition, results of operations, or cash flows.  See Note 10 for related disclosures.

Instrument Indexed to Entity’s Own Stock. In June 2008, the FASB ratified the consensus reached in guidance that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  As part of the lenders’ consideration for the Amendment of the Company’s Credit Agreement (as defined) in December 2008, the Company issued warrants to the lenders to purchase shares of the Company’s common stock.  The warrant series was determined to be a derivative financial instrument.  As of January 1, 2009, the fair value of these warrants was reclassified from shareholders’ equity to a long-term liability included in the deferred compensation and other line on the consolidated statements of financial position.  The fair value of the warrants will be periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of operations.  See Note 10 for the required disclosures related to derivative financial instruments.

3.     ACQUISITIONS

American Hardwoods, Inc.

On January 29, 2007, the Company acquired certain assets of American Hardwoods for $7.1 million.  The purchase represented an acquisition of a business.  The cash consideration exchanged for the assets of American Hardwoods was funded with new debt totaling $7.5 million.  Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The excess of the estimated fair values of the underlying assets acquired and liabilities assumed over the purchase price was allocated pro-rata to the long-lived assets of American Hardwoods.

The Company sold certain assets and the business of its American Hardwoods operation in January 2009 and sold the building that housed this operation in June 2009.  Results relating to this operation, which were previously reported in the Distribution segment, have been reclassified to discontinued operations for all periods presented.

Adorn Holdings, Inc.

On May 18, 2007, the Company completed the acquisition of all of the outstanding capital stock of Adorn, an Elkhart, Indiana based manufacturer and supplier of interior components to the recreational vehicle and manufactured housing industries, for $78.8 million in cash.  The acquisition was financed through both debt and equity financing.  The results of operations for Adorn are included in the Company’s consolidated financial statements and respective operating segments for the full years ended December 31, 2009, and 2008, and in 2007, from the date of acquisition through December 31, 2007.

The consideration paid for the acquisition consisted of cash consideration of $77.7 million for the repayment of all outstanding Adorn indebtedness and the purchase of all outstanding Adorn common stock, and transaction costs of $1.1 million.  The cash consideration exchanged for the capital stock of Adorn was funded through the issuance of Patrick Industries, Inc. common stock in a private placement to Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P., (collectively  with their affiliates ,“Tontine Capital”) of approximately $11.0 million, the issuance of senior subordinated notes to Tontine Capital of approximately $14.0 million, term debt of $50.0 million under the Company’s $110 million senior secured credit facility (the “Credit Facility”), and borrowings under the Company’s revolving line of credit of approximately $3.8 million.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized during the third quarter of 2008.

The following unaudited pro forma information assumes the Adorn acquisition occurred as of January 1 of the period presented.  The pro forma information contains the actual combined operating results of Adorn with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period.  Pro forma adjustments include the amortization of acquired intangible assets and the interest expense on debt incurred to finance the transactions.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

(thousands except per share data)	Year ended December 31, 2007
Revenue	$529,395
Net loss	$(5,786)
Loss per share – basic and diluted	$(1.02)

4.      DISCONTINUED OPERATIONS

During the fourth quarter of 2008, the Company reclassified the assets of both American Hardwoods and the aluminum extrusion operation to assets held for sale, which is included in current assets, on the consolidated statements of financial position.

American Hardwoods

In January 2009, the Company completed the sale of certain assets and the business of American Hardwoods for cash consideration of $2.0 million.  In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building that housed this operation for a purchase price of $2.5 million.  Approximately $2.5 million of the total carrying value of $4.3 million that was reclassified to assets held for sale as of December 31, 2008 pertained to the building.  The building and property were sold in June 2009 for $2.5 million, net of selling expenses, and proceeds from the sale were used to pay down approximately $2.5 million in long-term debt.  Financial results for American Hardwoods were previously included in the Distribution segment.

The Company recorded a net pretax gain on the sale of certain assets and the business of American Hardwoods of approximately $0.2 million for the year ended December 31, 2009.  There was no gain or loss recognized on the sale of the building in 2009.  The $1.0 million pretax loss on the divestiture in 2008 reflected the write-down to fair value of real estate and inventories classified as held for sale.  The pretax loss from operations was $19,000 and $0.5 million in 2009 and 2008, respectively.  Pretax income from operations was $0.3 million in 2007.

Aluminum Extrusion Operation

In July 2009, the Company completed the sale of certain assets of its aluminum extrusion operation.  Previously, the financial results of this operation had comprised the entire Engineered Solutions segment.  The purchase price resulted in (i) net cash proceeds of $7.4 million and (ii) the assumption by the buyer of approximately $2.2 million of certain accounts payable and accrued liabilities pursuant to the definitive purchase agreement, of which $4.2 million of the purchase price pertained to the sale of equipment and the facility and $5.4 million pertained to the sale of trade receivables and inventory.  The assumed liabilities were included in accounts payable and accrued liabilities on the consolidated statements of financial position as of December 31, 2008.

Approximately $4.4 million of the net cash proceeds were used to pay down an additional $1.1 million in principal on the Company’s term loan and pay off the remaining $3.3 million of principal on the industrial revenue bonds related to this facility.  The remaining $3.0 million of proceeds were used to reduce borrowings under the Company’s revolving line of credit.

The Company recorded a pretax gain on the sale of approximately $0.5 million for the year ended December 31, 2009.  The $5.0 million loss on the aluminum extrusion divestiture for 2008 reflected the write-down to fair value of inventories, real estate and fixed assets classified as held for sale.  Pretax income from operations was $0.8 million in 2009 and $26,000 in 2007.  The pretax loss from operations was $1.2 million in 2008.

The operating results for American Hardwoods (since its January 29, 2007 acquisition date) and for the aluminum extrusion operation are classified as discontinued operations, and prior years’ operating results have been reclassified to discontinued operations as follows:

(thousands) Years Ended December 31	2009	2008	2007
Net sales:
American Hardwoods	$449	$11,727	$13,784
Aluminum extrusion operation	13,282	38,612	51,209
Total net sales	$13,731	$50,339	$64,993
Pretax income (loss):
Operations:
American Hardwoods	$(19)	$(461)	$325
Aluminum extrusion operation	822	(1,168)	26
Total pretax income (loss) from operations	803	(1,629)	351
Gain (loss) from divestitures:
American Hardwoods	229	(1,034)	-
Aluminum extrusion operation	454	(5,036)	-
Total gain (loss) from divestitures	683	(6,070)	-
Total pretax income (loss)	$1,486	$(7,699)	$351
After-tax income (loss):
Operations	$498	$(1,026)	$237
Divestitures	424	(3,824)	-
Total after-tax income (loss)	$922	$(4,850)	$237

Operating Facilities

Approximately $1.6 million of carrying value pertaining to the Company’s owned facility located in Fontana, California was classified as held for sale as of December 31, 2009 and 2008.  The Company’s owned facility in Woodburn, Oregon was classified as held for sale as of December 31, 2009 at an approximate carrying value of $3.2 million.  The Oregon and California facilities were sold in the first quarter of 2010.  The Company anticipates recording a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.

5.     RESTRUCTURING CHARGES

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

In addition, approximately $385,000 of restructuring charges were included in selling, general and administrative expenses (“SG&A”) on the consolidated statements of operations through 2008, related to severance costs as a result of the elimination of certain administrative positions.

Below is a summary of restructuring and related expenses for the Restructuring Plan incurred by type:
(thousands)	2007	2008	Total Incurred
Severance	$ 884	$ 403	$ 1,287
Asset write-downs	1,297	221	1,518
Facility exit costs	183	357	540
Total restructuring and related expenses	$ 2,364	$ 981	$ 3,345

The following is a summary of restructuring and related expenses recorded in cost of goods sold and in SG&A on the consolidated statements of operations:
(thousands)	2007	2008	Total Incurred
Restructuring charges - cost of goods sold	$ 2,181	$ 779	$ 2,960
Restructuring charges - SG&A	183	202	385
Total restructuring and related expenses	$ 2,364	$ 981	$ 3,345

The following table summarizes the expected, incurred and remaining costs for the Restructuring Plan at December 31, 2008:

		Asset	Facility Exit
(thousands)	Severance	Write-Downs	Costs	Total
Restructuring liability balance at January 1, 2008	$ 206	$ -	$ -	$ 206
Restructuring charges	403	221	357	981
Cash payments/write-offs	(609)	(221)	(357)	(1,187)
Restructuring liability balance at December 31, 2008	$ -	$ -	$ -	$ -

Severance costs reflect a cash expense although the expense may be recognized prior to paying for the expenditure.  Asset write-downs are non-cash expenses.  Facility exit costs reflect a cash expense.

6.      GAIN ON SALE OF FIXED ASSETS

In third quarter 2009, the Company entered into a listing agreement to sell its Ocala, Florida facility and accordingly, reclassified the $0.3 million carrying value of this facility to assets held for sale.  In fourth quarter 2009, this facility was sold, resulting in a pretax gain on sale of $1.2 million.

During first quarter 2008, the Company entered into a listing agreement to sell one of its California facilities.  During the first quarter ended March 30, 2008, the Company reclassified the $1.7 million carrying value of this facility to assets held for sale.  In the second quarter of 2008, this facility was sold resulting in a pretax gain on sale of $4.2 million.

7.      INVENTORIES

In the fourth quarter of 2008, the Company recorded an adjustment to reduce inventories by $3.8 million reflecting the write-down and disposal of slow moving inventories due to obsolescence and commodity market price declines.  In addition, in the first quarter of 2008, inventories were reduced by $0.7 million as a result of the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities.

Inventories as of December 31 consist of the following classes:

(thousands)	2009	2008
Raw materials	$11,152	$13,719
Work in process	954	929
Finished goods	1,575	1,601
Total manufactured goods	13,681	16,249
Materials purchased for resale (distribution products)	3,804	5,222
Balance at December 31	$17,485	$21,471

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2009	2008
Balance at January 1	$2,003	$1,057
Charged to operations	1,746	2,736
Deductions from reserves	(2,449)	(1,790)
Balance at December 31	$1,300	$2,003

8.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following classes at December 31:

(thousands)	2009	2008
Land and improvements	$1,268	$2,041
Buildings and improvements	19,434	24,286
Machinery and equipment	51,874	53,863
Transportation equipment	907	1,138
Leasehold improvements	2,470	2,428
Property, plant & equipment, at cost	75,953	83,756
Less: accumulated depreciation and amortization	(49,520)	(49,135)
Property, plant & equipment, net	$26,433	$34,621

For the year ended December 31, 2009, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company did not recognize any impairment charges.

In 2008, the Company recorded a non-cash pretax charge to continuing operations to reflect impairment of certain long-lived assets.  The impairment charge, classified in cost of goods sold on the consolidated statements of operations, represents management’s best estimate of the fair value of the long-lived assets based on current market trends.  The total non-cash pretax impairment charge related to the fourth quarter analysis was $3.5 million and was all related to machinery and equipment.  This impairment charge was reported in the Primary Manufactured Products segment.

9.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 by segment are as follows:
		Other
	Primary	Component
	Manufactured	Manufactured
(thousands)	Products	Products	Total
Balance – January 1, 2008	$9,170	$20,344	$29,514
Impairments	(9,170)	(18,204)	(27,374)
Balance – December 31, 2008	-	2,140	2,140
2009 activity	-	-	-
Balance – December 31, 2009	$-	$2,140	$2,140

The Company performed its annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of 2009 and affirmed that there were no events or circumstances that required a re-evaluation of goodwill as of December 31, 2009.

During the fourth quarter of 2008, as part of the Company’s annual impairment analysis for both goodwill and other intangible indefinite-lived assets, a third-party appraisal firm was engaged to assist the Company in its determination of the fair value of its reporting units, in part based on estimates of future net sales, operating margin and cash flows developed by management.  Due to current market conditions and the difference between the Company’s market value and book value, the Company concluded that the carrying amounts of goodwill for certain reporting units exceeded their respective fair values.  Based upon the results of the third-party appraisal and internal estimates of discounted cash flows, management compared the implied fair value of the goodwill in each reporting unit with the carrying value and concluded that a $27.4 million goodwill impairment charge was required.  After the recognition of the impairment losses, the remaining goodwill is $2.1 million.  See “Other Intangible Assets” section below for impairments related to indefinite-lived other intangible assets including trademarks.

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks.  Customer relationships represent finite-lived intangible assets that have been recorded in the Primary Manufactured Products and Other Component Manufactured Products segments along with related amortization expense.  As of December 31, 2009, the remaining intangible assets balance of $7.0 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $5.6 million pertaining to customer relationships which are being amortized over 19 years.  Amortization expense for intangible assets was $0.4 million and $1.7 million for 2009 and 2008, respectively.

During 2008, the Company performed its impairment analyses on certain other finite-lived intangible assets that had indications that the carrying amount may not be recoverable.  Based on the Company’s impairment analyses, the Company determined that certain trademarks, customer relationships, and non-compete agreements were impaired.  Accordingly, the Company recorded $29.3 million of impairment charges to write-down these other intangible assets to fair value of which $0.5 million of the impairment charges were included in the Primary Manufactured Products segment and $28.8 million in the Other Component Manufactured Products segment.  No impairment charges were considered necessary for the remaining intangible assets.  The impairment loss for the year ended December 31, 2008 is included in intangible assets impairments on the consolidated statements of operations.  There was no impairment recognized for indefinite-lived intangible assets for the year ended December 31, 2009 based on the results of the annual impairment analyses.

Other intangible assets, net consist of the following as of December 31, 2009 and 2008:

(thousands)	2009	2008
Trademarks	$1,400	$8,400
Customer relationships	6,000	30,760
Non-compete agreements	-	310
	7,400	39,470
Less: accumulated amortization	(353)	(2,717)
Impairments	-	(29,353)
Other intangible assets, net	$7,047	$7,400

Changes in the carrying value of other intangible assets for the years ended December 31, 2009 and 2008 by segment are as follows:

		Other
	Primary	Component
	Manufactured	Manufactured
(thousands)	Products	Products	Total
Balance – January 1, 2008	$577	$37,892	$38,469
Amortization	(69)	(1,647)	(1,716)
Impairments (1)	(508)	(28,845)	(29,353)
Balance – December 31, 2008	-	7,400	7,400
Amortization	-	(353)	(353)
Balance – December 31, 2009	$-	$7,047	$7,047

(1)   The Primary Manufactured Products segment impairment loss is comprised of $330,000 for customer relationships and $178,000 for non-compete agreements.  The Other Component Manufactured Products segment  impairment loss is comprised of $7.0 million for trademarks, $21.809 million for customer relationships, and $36,000 for non-compete agreements.

Amortization expense on finite-lived intangible assets is estimated to be $0.4 million for each of the next five years.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into certain derivative financial instruments, on a cost-effective basis, to mitigate its risk associated with changes in interest rates.  All derivatives are recognized on the consolidated statements of financial position at their fair value.  Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as an ineffective hedging instrument.  Changes in fair value of derivative instruments not designated as effective hedging instruments are recognized in earnings in the current period.  Additional derivative disclosures can be found in Notes 1 and 12.

Interest Rate Swap Agreements

Effective with the Second Amendment on December 11, 2008 to the Credit Agreement dated May 18, 2007 (the “Credit Agreement”), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  For the years ended December 31, 2009 and 2008, amortized losses of $0.3 million and $46,000, respectively, were recognized in interest expense on the consolidated statements of operations.  The loss to be amortized to interest expense is expected to approximate $0.3 million in 2010.  In addition, the change in the fair value of the de-designated swaps for the year ended December 31, 2009 resulted in a $0.7 million reduction to interest expense and the corresponding liability.

The absolute value of the notional amounts of derivative contracts for the Company approximates $18.5 million at December 31, 2009.  Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability.  The Company does not use derivative financial instruments for speculative purposes.  See Note 11 for further details.

Warrants Subject to Revaluation

In conjunction with the December 2008 Amendment to its Credit Agreement, the Company issued a series of warrants to its lenders to purchase 474,049 shares of the Company’s common stock.  The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of operations.  Guidance related to the accounting of the warrants became effective for the Company as of January 1, 2009.  Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

Pursuant to the anti-dilution provisions of the stock warrant agreement, the number of shares of common stock issuable upon exercise of the warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

The fair value of the warrants at December 31, 2009 is as follows:

(thousands)
Balance at January 1, 2009	$214
Change in fair value, included in earnings	817
Balance at December 31, 2009	$1,031

The Company’s warrants were measured at fair value on a recurring basis as of December 31, 2009 and were valued using Level 2 valuation methodologies.  The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants expected life for valuation purposes.

11. FAIR VALUE MEASUREMENTS

As of December 31, 2009 and December 31, 2008, liabilities of $1.5 million and $2.2 million, respectively, have been recognized in deferred compensation and other on the consolidated statements of financial position for the fair value of the interest rate swap agreements.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and warrants.  The interest rate swaps are valued based on the LIBOR yield curve and the fair market values are provided by the Company’s lending institution.

Effective with the Second Amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  The Company is amortizing losses on the swaps included in other comprehensive income as of the de-designation date into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the consolidated statements of operations.

12. DEBT AND INTEREST RATE SWAP AGREEMENTS

Debt

A summary of total debt outstanding at December 31, 2009 and 2008 is as follows:

(thousands)	2009	2008
Short-term borrowings (revolver)	$13,500	$18,200
Long-term debt:
Senior Notes (term loan):
Term loan	$27,330	$37,163
Interest paid-in-kind	1,035	-
Debt discount	(98)	(205)
Total senior notes (term loan)	28,267	36,958
City of Mishawaka, Indiana Industrial Revenue Bonds	-	3,750
State of Oregon Economic Development Revenue Bonds	-	400
State of North Carolina Economic Development Revenue Bonds	500	1,000
Total long-term debt	28,767	42,108
Less: current maturities of long-term debt	10,359	14,741
Total long-term debt, less current maturities and discount	$18,408	$27,367
Total short-term borrowings and long-term debt	$42,267	$60,308

In May 2007, the Company completed the acquisition of Adorn.  In connection with the Adorn acquisition, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “Credit Agreement”) comprised of revolving credit availability of $35 million (“revolver”) and a term loan of $75 million.  Obligations under the 2007 Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.

The Company entered into a First Amendment and Waiver to its Credit Agreement in March 2008 and modified certain financial covenants, terms and reporting requirements.  On December 11, 2008, the Company entered into a Second Amendment and Waiver (the “Second Amendment”) to its Credit Agreement.  The Second Amendment included both the addition and modification of certain definitions, terms and reporting requirements and amended the termination date of the Credit Agreement to expire on January 3, 2011.  Under the terms of the Second Amendment, the lenders waived any Event of Default (as defined in the Credit Agreement) that resulted from the Company’s failure to comply with the Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio covenants for the Computation Period ended September 28, 2008.  The financial covenants were amended to eliminate the Consolidated Net Worth, Minimum Fixed Charge Coverage Ratio and Maximum Leverage Ratio covenants, in lieu of new one-month and two-month minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirements and a $2.25 million capital expenditures limitation for any fiscal year.  The Company incurred approximately $0.7 million in financing costs as part of this transaction.

Effective with the Second Amendment, the interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the”ABR”) plus 3.50%, or the London Interbank Offer Rate (“LIBOR”) plus 4.50%.  For term loans, interest rates were the ABR plus 6.50%, or LIBOR plus 7.50%.  The Company has the option to pay any interest in excess of 4.5% as paid-in-kind or “PIK” interest.  Since January 2009, the Company has elected the PIK interest option.  As a result, the principal amount outstanding under the term loan for the year ended December 31, 2009 was increased by $1.0 million to reflect PIK interest.  For 2009, PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.  The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%.

As part of the lenders’ consideration for the Second Amendment, on December 11, 2008, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment, at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  The debt discount of $214,000, which is equal to the fair market value of the warrants as of December 11, 2008, is being amortized to interest expense over the life of the term loan. As of December 31, 2009, the remaining unamortized portion of the debt discount was $98,000.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted stock at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  See Note 10 for further details.

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
(f)
The Company agreed to provide an appraisal by a lender approved firm of each parcel of real estate owned by the Company and its subsidiaries within 60 days of the effectiveness of the Third Amendment.  Based on the results of the appraisals, there was no indication of impairment for any of the real estate parcels.

(g)	The receipt of net cash proceeds related to any asset disposition, other than proceeds attributable to inventory and receivables, will be used to pay down principal on the term loan.

The maximum borrowing limit amount was reduced from $33.0 million to $29.0 million.  The principal amount outstanding under the term loan at March 29, 2009 remained unchanged under the amended terms.  The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement also remained unchanged.

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

The Company has maintained compliance with the revised minimum one and two-month Consolidated EBITDA requirements as modified in the Third Amendment.  There was no applicable minimum Consolidated EBITDA requirement for the fiscal month ended March 29, 2009.  For the fiscal month ended June 28, 2009, the one-month minimum Consolidated EBITDA was $279,300 versus actual Consolidated EBITDA of $761,000.  For the fiscal month ended September 27, 2009, the one and two-month minimum Consolidated EBITDA was $648,800 and $2,437,600, respectively, versus actual Consolidated EBITDA for the same periods of $892,000 and $2,604,000, respectively.  For the fiscal month ended December 31, 2009, the one and two-month minimum Consolidated EBITDA was ($206,200) and $570,400, respectively, versus actual Consolidated EBITDA for the same periods of $180,000 and $982,000, respectively.

On December 11, 2009, the Company entered into a Fourth Amendment to the Company’ Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment amended certain definitions, terms and reporting requirements to better align with the Company’s updated operating and cash flow projections for fiscal year 2010.  Pursuant to the Fourth Amendment, the financial covenants were modified to establish new quarterly minimum EBITDA requirements that will replace the existing minimum one-month and two-month requirements beginning with the fiscal quarter ended March 28, 2010.  In addition, the monthly borrowing limits under the revolving commitments were reset in conjunction with updated projected monthly cash flows for 2010.

Effective with the Fourth Amendment, borrowings under the revolving line of credit are subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for fiscal year 2010.  The interest rates for borrowings under the revolving line of credit and the term loan, and the expiration date of the Credit Agreement remained unchanged.  The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Facility including the financial covenants.

During 2009, the Company paid down $9.8 million in principal on its senior notes, and paid $4.7 million in principal on outstanding bonds.  In addition, borrowings under the Company’s revolving line of credit were reduced by $4.7 million in 2009.

Management expects to maintain compliance with the revised minimum quarterly Consolidated EBITDA covenant, as modified in the Fourth Amendment, based on the Company’s 2010 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the Credit Agreement prior to its expiration on January 3, 2011.

If the Company fails to comply with the covenants under its amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to the Credit Agreement will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If its debt were accelerated, the Company’s assets might not be sufficient to repay its debt in full should the assets be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.  Further, if current unfavorable credit market conditions were to persist throughout 2010, there can be no assurance that the Company will be able to refinance any or all of this indebtedness.

On May 18, 2007, in conjunction with the acquisition of Adorn, the Company issued senior subordinated notes to Tontine Capital for $13.975 million.  The senior subordinated notes bore interest at 9.50% through May 18, 2008, at which time the interest rate increased to 13.50%.  Interest on the notes was due semi-annually on June 30 and December 31.  Interest payable on the notes was payable on each interest payment date, at the election of the Company, (i) in cash or (ii) in kind, in which event the amount of the principal outstanding under the notes increased by the amount of such interest payment (“PIK Interest”) on such interest payment date and interest then accrued on the increased principal amount.  At December 31, 2007, the Company elected the PIK Interest option and increased the principal amount of the notes by approximately $826,000.  In two separate transactions on March 12, 2008 and June 30, 2008, the Company paid down the total principal balance of $14.8 million on the senior subordinated notes.

On April 12, 2007, in conjunction with the addition of a new paint line facility and equipment, the Company issued $4.5 million in industrial revenue bonds.  These bonds were purchased by JPMorgan Chase and were subject to the terms of a loan agreement with JPMorgan Chase.  The City of Mishawaka, Indiana Industrial Revenue Bonds were payable in monthly installments of $37,500 plus interest at a variable tax-exempt bond rate (3.83% at July 26, 2009).  The final installment was originally due on April 12, 2012.  Approximately $3.3 million of the net proceeds from the sale of the aluminum extrusion operation were used to pay off the remaining principal on the bonds in July 2009.

The State of Oregon Economic Development Revenue Bonds were payable in annual installments of $400,000 plus interest at a variable tax-exempt bond rate (2.31% at November 30, 2009).  The final installment was paid on December 1, 2009.

The State of North Carolina Economic Development Revenue Bonds are payable in annual installments of $500,000 plus quarterly interest payments at a variable tax-exempt bond rate (1.50% at December 31, 2009). A final payment of $500,000 is due on August 1, 2010.  The bonds are collateralized by real estate and equipment purchased with the bond funds and are backed by a bank standby letter of credit totaling approximately $0.5 million.

Aggregate maturities of long-term debt, including the debt discount of $98,000 which is being amortized over the life of the Credit Facility, for the next five years ending December 31 are (in thousands): 2010 - $10,359; 2011 - $18,408; 2012 - $0; 2013 - $0; and 2014 - $0.  The estimated long-term debt payment of $10.3 million in 2010 includes $5.5 million of payments based on debt service requirements.  In addition, the net proceeds from the sales of two buildings subsequent to December 31, 2009 were used to prepay approximately $8.3 million in principal on the Company’s term loan through March 29, 2010.  See Note 20 for further details.

The Company is contingently liable for standby letters of credit of approximately $2.0 million at December 31, 2009 to meet credit requirements for the Company's insurance providers.  The letters of credit expire on various dates through 2011.

Interest expense for the years ended December 31, 2009, 2008, and 2007 (in thousands) was approximately $6,453, $6,388, and $6,590, respectively.

Interest paid for the years ended December 31, 2009, 2008, and 2007 (in thousands) was approximately $6,767, $6,070, and $6,232, respectively.

Interest Rate Swap Agreements

In March 2005, the Company entered into an interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $15.0 million and a maturity date of January 31, 2015 to hedge against increases in variable interest rates associated with the term note and the revolving credit agreement.  From its inception through the end of the third quarter of 2008, this swap agreement was designated as a cash flow hedge and is used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through January of 2015, thus reducing the impact of changes in interest rates on future interest expense.  In July 2007, the Company entered into a second interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $10.0 million and a maturity date of May 17, 2012, to hedge against changes in cash flows attributable to changes in LIBOR.

At December 31, 2009, these agreements had notional amounts of $8.5 million and $10.0 million, respectively.  In accordance with the terms of the swap agreements, the Company pays a fixed interest rate of 4.78% and 5.60%, respectively.  The Company receives variable rates, based on LIBOR, calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense.  The Company recorded a liability for the fair value of these swap agreements in the amount of $1.5 million at December 31, 2009 and $2.2 million at December 31, 2008.  This represents the fair value of the swap instruments and has been recorded in the statements of financial position as a noncurrent liability.  The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

Effective with the Second Amendment, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the consolidated statements of operations.   For the years ended December 31, 2009 and 2008, amortized losses of $0.3 million and $46,000, respectively, were recognized in interest expense on the consolidated statements of operations.  In addition, the change in the fair value of the de-designated swaps for the year ended December 31, 2009 resulted in a $0.7 million reduction to interest expense and the corresponding liability.

Since the derivatives no longer qualified as cash flow hedges as of December 31, 2008, hedge accounting was discontinued and the derivatives are carried in the consolidated statements of financial position at their fair value, subsequent changes in the fair value of the derivatives are recognized in current-period earnings, and the derivative gain or loss is deferred to accumulated other comprehensive income until the hedged forecasted transactions affect earnings.  If the hedged forecasted transaction is probable of not occurring in the time period described in the hedge documentation or within a two-month period of time thereafter, the deferred derivative gain or loss would be reclassified immediately to earnings.  Hedge ineffectiveness was not material in 2007.  Additional derivative disclosures can be found in Notes 1 and 10.

13. ACCRUED LIABILITIES

In the consolidated statements of financial position are the following accrued liabilities:

(thousands)	2009	2008
Accrued liabilities:
Payroll and related expenses	$1,889	$2,581
Property taxes	946	1,879
Self insurance	643	924
Professional fees	172	430
Customer incentives	666	934
Other	959	504
Total	$5,275	$7,252

14.	INCOME TAXES

The provision for income taxes (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

(thousands)	2009	2008	2007
Income taxes (benefit):
Current:
Federal	$(564)	$-	$(2,782)
State	95	-	4
Total current	(469)	-	(2,778)
Deferred:
Federal	-	(9,016)	187
State	-	(936)	(337)
Total deferred	-	(9,952)	(150)
Income tax benefit	$(469)	$(9,952)	$(2,928)

The provisions for income taxes (benefit) for the years ended December 31, 2009, 2008 and 2007 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate (34% in each of the years presented) to income before income taxes.

A reconciliation of the differences related to continuing operations is as follows:

(thousands)	2009	2008	2007
Rate applied to pretax loss	$(2,010)	$(26,047)	$(3,049)
State taxes, net of federal tax effect	(83)	(2,269)	(216)
Deferred tax valuation allowance	1,120	17,967	-
Other	504	397	337
Income tax benefit- continuing operations	$(469)	$(9,952)	$(2,928)

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

Current conditions in the residential and manufactured housing and credit markets and the general economy in the U.S. continue to present challenges to returning the Company’s operations to profitability.  In the absence of specific favorable factors, the Company records a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years.

Given the accumulated net operating loss after carry-backs in the prior three years, the net loss reported for the years ended December 31, 2009, 2008 and 2007, and current economic conditions, it is more likely than not that the deferred tax assets will not be realized.  Accordingly, after consideration of these factors, effective December 31, 2008, the Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse resulting in a non-cash tax charge of approximately $18.0 million in the fourth quarter of 2008. An additional $1.1 million valuation allowance was provided in 2009 for deferred tax assets net of deferred tax liabilities incurred in the current period.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other tax planning strategies.

For the year ended December 31, 2009, the Company incurred a net loss of approximately $4.5 million.  The valuation allowance offset the benefits of the net loss for the current period, except for certain intra-period tax adjustments related to taxable income from discontinued operations, and recognized in the year ended December 31, 2009.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance) was 26.9% in 2009 compared to 36.4% for 2008 and 32.5% for 2007.  The effective tax rate varies from the expected statutory rate primarily due to the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss from continuing and discontinued operations for the current period.

The composition of the deferred tax assets and liabilities is as follows:

(thousands) As of December 31	2009	2008
Gross deferred tax assets:
Trade receivables allowance	$259	$751
Inventory capitalization	90	271
Accrued expenses	634	692
Reserve for discontinued operations	-	2,246
Deferred compensation	1,155	1,221
Non-compete agreement	58	75
Inventory reserves	481	741
AMT and other tax credit carry-forwards	529	527
Federal and State NOL carry-forwards	11,853	6,975
Share-based compensation	132	113
Pension liability	93	79
Interest rate swap	569	810
Intangibles	3,489	4,615
Valuation allowance	(19,087)	(17,967)
Gross deferred tax assets	255	1,149
Gross deferred tax liabilities:
Accelerated depreciation	(1,458)	(2,273)
Prepaid expenses	(106)	(182)
Share-based compensation	-	(3)
Gross deferred tax liabilities	(1,564)	(2,458)
Net deferred tax liabilities	$(1,309)	$(1,309)

The deferred tax amounts above have been reflected on the accompanying consolidated statements of financial position as of December 31, 2009 and 2008 as follows:

(thousands)	2009	2008
Current deferred tax assets	$-	$-
Long-term deferred tax liabilities	(1,309)	(1,309)
Deferred tax liabilities, net	$(1,309)	$(1,309)

The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  At December 31, 2009, the Company had a federal net operating loss carryforward of approximately $31.8 million that will not begin to expire before 2027 and state net operating loss carryforwards of approximately $34.7 million that will expire in varying amounts between 2012 and 2029.

At December 31, 2009, the Company has federal AMT credit carry-forwards of $0.2 million and state manufacturing credit carry-forwards of $0.1 million which are available to be directly offset against future federal and state income tax liabilities.  The state manufacturing carry-forwards expire in varying amounts between 2010 and 2021.  The AMT credits do not expire.

The amount of income taxes paid in 2009, 2008 and 2007, was $0 million, $0.3 million and $0.7 million, respectively.  Taxes paid in 2007 were subsequently refunded due to loss carry-backs.

The Company is subject to periodic audits by domestic tax authorities.  Currently, the Company is not undergoing any routine periodic audits in domestic tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005.

15. SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors.  The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

Concurrent with the closing of the Adorn acquisition in May 2007, Tontine Capital purchased 980,000 shares of Patrick common stock in a private placement at a purchase price of $11.25 per share for total proceeds of approximately $11.0 million less related costs.

On March 10, 2008, the Company entered into a Securities Purchase Agreement providing for the sale in a private placement of 1,125,000 shares of its common stock to Tontine Capital at $7.00 per share, for an aggregate purchase price of approximately $7.9 million.  The sale was completed on March 12, 2008.

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

During 2009, 2008 and 2007, the Company issued approximately 156,250, 24,500 and 128,600 shares, respectively, related to stock option and stock-based compensation plans.  See Note 18 for further details.

Warrants

As part of the lenders’ consideration for the Amendment of the Credit Agreement on December 11, 2008, the Company entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock at an exercise price per share of $1.00.  The warrants are immediately exercisable, subject to anti-dilution provisions, and expire on December 11, 2018.  The fair value of the warrants was recorded in additional paid-in-capital for approximately $214,000 as of December 11, 2008.  As of January 1, 2009, the fair value of these warrants was reclassified from shareholders’ equity to a long-term liability included in deferred compensation and other in the consolidated statements of financial position.  The fair value of the warrants will be periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of operations

Pursuant to the anti-dilution provisions of the stock warrant agreement, the number of shares of common stock issuable upon exercise of the warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted stock at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.   See Notes 10 and 12 for further details.

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

16. INCOME PER COMMON SHARE

Income per common share is calculated for the years ended December 31, 2009, 2008 and 2007 as follows:
(thousands except per share data)	2009	2008	2007
Loss from continuing operations	$(5,443)	$(66,657)	$(6,080)
Income (loss) from discontinued operations	922	(4,850)	237
Net loss for basic and diluted per share calculation	$(4,521)	$(71,507)	$(5,843)

Weighted average common shares outstanding – basic	9,198	8,009	5,653
Effect of potentially dilutive securities	-	-	-
Weighted average common shares outstanding – diluted	9,198	8,009	5,653

Basic net income (loss) per share:
Continuing operations	$(0.59)	$(8.32)	$(1.07)
Discontinued operations	0.10	(0.61)	0.04
Net loss	$(0.49)	$(8.93)	$(1.03)

Diluted net income (loss) per share:
Continuing operations	$(0.59)	$(8.32)	$(1.07)
Discontinued operations	0.10	(0.61)	0.04
Net loss	$(0.49)	$(8.93)	$(1.03)

For the years ended December 31, 2009, 2008 and 2007, there is no difference in basic and diluted earnings per share since a net loss was recorded in each of these periods, resulting in all common stock equivalents having no dilutive effect.  The following shares were excluded from diluted earnings per share because of their anti-dilutive effect:  2009 - approximately 132,200 shares related to stock options and 192,900 shares related to stock warrants; 2008 - 35,700 shares related to stock options and 86,600 shares related to warrants;  and approximately 147,000 shares related to stock options in 2007.

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

Under the terms of the rights offering, shareholders received one right to purchase 0.2580693 of a share of common stock for each share of common stock held as of the May 27, 2008 record date at a purchase price of $7.00 per share.  Under the terms of the 2008 Standby Purchase Agreement, Tontine Capital purchased the 1,706,874 shares at the same $7.00 per share subscription price offered in the rights offering.  As the $7.00 per share subscription price used in the rights offering and pursuant to the 2008 Standby Purchase Agreement was less than the Company’s stock price of $7.44 per share on May 27, 2008, the rights offering contained a bonus element.  As a result, earnings per share was adjusted retroactively for the bonus element for all periods presented.  This bonus element is reflected in earnings per share as presented herein and reduced both the basic and diluted net loss per common share by $0.02 for the year ended December 31, 2007.  For 2009 and 2008, there was no impact to the basic and diluted net earnings per common share.

17.	LEASE COMMITMENTS AND CONTINGENCIES

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

At December 31, 2009, future minimum lease payments for continuing operations required under facility and equipment operating leases that have initial or remaining noncancelable lease terms in excess of one year, are as follows:

(thousands)	Facility Leases	Equipment Leases
2010	$1,951	$1,075
2011	1,527	629
2012	1,607	397
2013	1,448	128
2014	1,359	82
Thereafter	2,555	179
Total minimum lease payments	$10,447	$2,490

The total rent expense (in thousands) included in the consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007 is approximately $3,841, $5,257, and $4,145, respectively, of which approximately $49 was paid in 2008 and $113 was paid in 2007, to the former chairman emeritus.  There was no rent paid to the former chairman emeritus in 2009.

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

Self-Insurance

The Company has a self-insured health plan for its Patrick employees under which there is both a participant stop loss and an aggregate stop loss based on total participants.  The Company is potentially responsible for annual claims not to individually exceed approximately $225,000 at December 31, 2009.

The Company is partially self-insured for its workers' compensation liability, general liability and automobile insurance.  The Company is responsible for a limit of $500,000 per workers’ compensation injury.

The Company has accrued an estimated liability for these benefits based upon claims incurred and for estimated claims incurred but not reported.

18.	COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees.  The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death.  The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.  The assumed discount rate to measure the liability was 7% at both December 31, 2009 and 2008, respectively.  The Company recognized expense of $0.2 million, $0.6 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007, respectively, in conjunction with this plan.  Life insurance contracts have been purchased which may be used to fund these agreements.  The contracts are recorded at their cash surrender value in the statements of financial position.  Any differences between actual proceeds and cash surrender value are recorded as gains in the periods presented.  Additionally, the Company records gains or losses on the cash surrender value in the period incurred.  For the year ended December 31, 2009, the Company recognized a gain of $109,000 and recognized losses for 2008 and 2007 of $87,000 and $87,000, respectively.

Bonus Plan

The Company pays bonuses to certain management and sales personnel.  Historically, bonuses are determined annually and are based upon corporate and divisional income levels.  The charge to operations amounted to approximately $89,000, $1.1 million and $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age.  The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors.  Through December 31, 2007, Adorn, LLC contributed to a defined contribution plan for all of its employees who met the general eligibility requirements of the plan.  Effective January 1, 2008, this plan was merged into the Company’s qualified profit sharing plan.  The contributions and related expense for the years ended December 31, 2009, 2008, and 2007 were immaterial.

Stock Option and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, performance share awards, restricted stock awards, and other stock-based incentives were made available to certain key employees, directors and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria.  Non-equity incentive plan awards are intended to reward outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan and are tied to items including EBITDA and debt reduction.

The Company recorded compensation expense of $98,000 and $0.7 million for the years ended December 31, 2009 and 2008, and $1.5 million (net of related income tax benefit of $0.6 million) for 2007 on the consolidated statements of operations for its stock-based compensation plans.

In November 2009, Patrick’s shareholders approved the Patrick Industries, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) which included incentive stock options, non-qualified stock options, related stock appreciation rights, performance and restricted stock awards, and other awards.  Prior to November 2009, Patrick granted equity awards under the terms of the Patrick Industries, Inc. 1987 Stock Option Program, as amended and restated (the “1987 Plan”).  Stock options and awards previously granted under the 1987 Plan will not be affected by the 2009 Plan and will remain outstanding until they are exercised, expire or otherwise terminate.  The shares that were available for future awards under the 1987 Plan are included in the total shares available under the 2009 Plan.

The Company’s 2009 Plan permits the future granting of share options and share awards to its employees, Directors and other service providers for up to 759,502 shares of stock as of December 31, 2009.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Option awards granted under the 1987 Plan generally vest over four years of continuous service and have six-year contractual terms.  Ten percent of the option awards granted on May 21, 2009 under the 1987 Plan were immediately vested on the grant date.  The remaining options will vest in increments until the completion of a three-year period of continuous employment and have 10-year contractual terms.

The following table summarizes the Company’s option activity during the years ended December 31, 2009, 2008, and 2007:

Years ended December 31	2009		2008		2007
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding, beginning of year	126	$9.99	143	$9.99	199	$9.54
Granted during the year	495	1.25	-	-	-	-
Forfeited during the year	(31)	9.99	(17)	9.98	(19)	9.98
Exercised during the year	(5)	1.25	-	-	(37)	7.57
Outstanding, end of year	585	$2.67	126	$9.99	143	$9.99

Aggregate intrinsic value of total options outstanding ($ thousands)		$578		$0		$0

Vested Options:
Vested during the year	67	$3.49	47	$9.99	47	$9.99
Eligible, end of year for exercise	143	$7.02	114	$9.99	80	$10.00
Aggregate intrinsic value of options Exercisable ($ thousands)		$58		$0		$0
Weighted average fair value of Options granted during the year		$1.25		N/A		N/A

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, based on the Company’s closing stock price of $2.43 per share as of December 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2009 and 2007 was $16,000 and $217,000, respectively.  The cash received, and the tax benefit realized from, the exercise of stock options was approximately $7,000 in 2009 and $0.3 million (net of related income tax benefit of $0.1 million) in 2007.  No options were exercised for the year ended December 31, 2008.  There are 123,750 stock options that are expected to vest in 2010.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option-pricing model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate.  Expected volatilities are based on historical volatility of the Company stock.  The expected term of options represents the period of time that options granted are expected to be outstanding based on historical Company trends.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term.

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2009.  There were no stock options granted in 2008 and 2007.
2009
Dividend rate	-%
Risk-free interest rate	3.37%
Expected option life	4 years
Price volatility	71.42%

A summary of options outstanding and exercisable at December 31, 2009 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
(shares in thousands)	Outstanding	Life (years)	Price	Exercisable	Price
2004 Grants:
Exercise price - $10.01	56	0.5	$ 10.01	56	$ 10.01
2005 Grants:
Exercise price - $9.95	39	2.0	9.95	39	9.95
2009 Grants:
Exercise price - $0.75	245	9.4	0.75	24	0.75
Exercise price - $1.75	245	9.4	1.75	24	1.75

In conjunction with the Company’s restricted stock awards, the Board of Directors approved the following share grants in 2008 and 2009: 8,000 shares on January 5, 2008; 16,000 shares on March 26, 2008; 24,500 shares on April 25, 2008; 10,000 shares on August 14, 2008; 117,500 shares on May 21, 2009; 3,500 shares on June 22, 2009; 10,000 shares on September 21, 2009; and 20,000 shares on October 1, 2009.  In addition, the Board of Directors approved the grant of 495,000 shares related to stock options on May 21, 2009.

As of December 31, 2009, there was approximately $0.3 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of approximately 27 months.  The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $0.2 million, $0.5 million and $0.5 million, respectively.

Restricted Stock

The following table summarizes the activity for unvested restricted stock for the year ended December 31, 2009:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2009	8	$ 6.50
Granted during the year	151	1.23
Vested during the year	(47)	1.86
Unvested, December 31, 2009	112	1.35

The total fair value of shares vested during the year ended December 31, 2009 was approximately $87,000.

19.	SEGMENT INFORMATION

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

A description of the Company’s reportable segments is as follows:

Primary Manufactured Products - Utilizes various materials including gypsum, particleboard, plywood and fiberboard which are bonded by adhesives or a heating process to a number of products including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter and cabinet products with a wide variety of finishes and textures.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, vinyl and cement siding, roofing products, interior passage doors, insulation and other miscellaneous products.  In January 2009, the Company established an electronics distribution division that includes an expansion of its products offering to marine and RV customers.

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

In accordance with changes made to the Company’s internal reporting structure, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment will be consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The Distribution segment will remain the same as reported in prior periods.  See Note 20 for further details.

The accounting policies of the segments are the same as those described in Note 1, except that segment data includes intersegment sales.  Assets are identified to the segments with the exception of cash, prepaid expenses, land and buildings, and intangibles which are identified with the corporate division.  The corporate division charges rents to the segments for use of the land and buildings based upon estimated market rates.  The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices.  The Company also records income from purchase incentive agreements as corporate division revenue.  The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income and total identifiable assets.  In addition, certain significant items, including impairments and restructuring charges (the majority of which are non-cash in nature), are presented in the table below.

The table below presents information about the net income, segment assets, and certain other items that are either used by or provided to the chief operating decision makers of the Company as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009
			Other
	Primary		Component
	Manufactured		Manufactured
	Products	Distribution	Products	Total
Net outside sales	$ 147,109	$ 43,812	$ 21,601	$ 212,522
Intersegment sales	3,042	9	5,684	8,735
Total sales	150,151	43,821	27,285	221,257
Cost of goods sold	137,752	38,273	24,029	200,054
Operating income	3,663	76	1,749	5,488
Identifiable assets	26,948	8,262	17,180	52,390
Depreciation and amortization	2,082	126	1,863	4,071

	2008
			Other
	Primary		Component
	Manufactured		Manufactured
	Products	Distribution	Products	Total
Net outside sales	$ 219,100	$ 71,369	$ 34,682	$ 325,151
Intersegment sales	4,775	47	8,273	13,095
Total sales	223,875	71,416	42,955	338,246
Cost of goods sold	210,764	62,026	40,093	312,883
Operating income (loss)	(10,706)	1,527	(47,001)	(56,180)
Identifiable assets	29,630	9,857	18,830	58,317
Depreciation and amortization	2,626	112	3,085	5,823
Intangible asset impairments (1)	9,678	-	47,049	56,727
Restructuring charges (2)	536	-	243	779

(1)	Intangible asset impairments are reflected in the operating loss.
(2)	Restructuring charges are reflected in cost of goods sold and the operating loss.

	2007
			Other
	Primary		Component
	Manufactured		Manufactured
	Products	Distribution	Products	Total
Net outside sales	$ 243,732	$ 92,682	$ 33,796	$ 370,210
Intersegment sales	4,157	265	8,527	12,949
Total sales	247,889	92,947	42,323	383,159
Cost of goods sold	225,001	81,185	38,801	344,987
Operating income	6,965	3,606	135	10,706
Identifiable assets	52,484	11,504	70,220	134,208
Depreciation and amortization	2,535	120	2,370	5,025
Restructuring charges (1)	1,368	-	996	2,364

(1)   Restructuring charges are reflected in cost of goods sold and operating income.  In the Primary Manufactured Products segment, $1.222 million and $146,000 of restructuring charges were recorded in cost of goods sold and SG&A expenses, respectively.  In the Other Component Manufactured Products segment, $959,000 and $37,000 of restructuring charges were recorded in cost of goods sold and SG&A expenses, respectively.

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Net sales:
Total sales for reportable segments	$221,257	$338,246	$383,159
Elimination of intersegment sales	(8,735)	(13,095)	(12,949)
Consolidated net sales	$212,522	$325,151	$370,210

Cost of goods sold:
Total cost of goods sold for reportable segments	$200,054	$312,883	$344,987
Elimination of intersegment cost of goods sold	(8,735)	(13,095)	(12,949)
Consolidation reclassifications	(99)	(199)	(160)
Corporate incentive agreements	(1,708)	(2,945)	(3,582)
Other	131	1,268	(2,151)
Consolidated cost of goods sold	$189,643	$297,912	$326,145

Operating income (loss):
Operating income (loss) for reportable segments	$5,488	$(56,180)	$10,706
Corporate incentive agreements	1,708	2,945	3,582
Consolidation reclassifications	-	-	646
Gain on sale of fixed assets	1,201	4,566	231
Unallocated corporate expenses	(6,697)	(19,645)	(16,460)
Amortization	(353)	(1,716)	(1,001)
Restructuring charges	-	(202)	(183)
Consolidated operating income (loss)	$1,347	$(70,232)	$(2,479)

Consolidated total assets:
Identifiable assets for reportable segments	$52,390	$58,317	$134,208
Corporate property and equipment	15,030	19,295	25,900
Current assets not allocated to segments	508	2,060	7,597
Intangibles and other assets not allocated to segments	4,558	5,279	4,583
Consolidation eliminations	(274)	(274)	(297)
Assets held for sale	4,825	15,816	24,251
Consolidated total assets	$77,037	$100,493	$196,242

Depreciation and amortization:
Depreciation and amortization for reportable segments	$4,071	$5,823	$5,025
Corporate depreciation and amortization	1,200	1,499	945
Depreciation for discontinued operations	-	751	398
Consolidated depreciation and amortization	$5,271	$8,073	$6,368

Restructuring Charges:
Restructuring charges – cost of goods sold	$-	$779	$2,181
Restructuring charges – SG&A	-	202	183
Consolidated restructuring charges	$-	$981	$2,364
Intangible Assets Impairments:
Impairments for reportable segments:
Goodwill	$-	$27,374	$-
Other intangible assets	-	29,353	-
Consolidated intangible assets impairments	$-	$56,727	$-

Amortization expense related to intangible assets in the Primary Manufactured Products segment for the years ended December 31, 2009, 2008 and 2007 was $0, $69,000 and $40,000, respectively.  Intangible assets amortization expense in the Other Component Manufactured Products segment was $353,000, $1,647,000 and $961,000 for the same periods.

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.  Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

Major Customers

Sales to three different customers accounted for approximately 21%, 14% and 12%, respectively, of consolidated net sales of the Company for the year ended December 31, 2009.  In 2008, sales to two different customers accounted for approximately 13.1% and 11.5%, respectively, of consolidated net sales of the Company.  No one customer accounted for 10% or more of consolidated net sales for the year ended December 31, 2007.

20.	SUBSEQUENT EVENTS

Segment Reporting
In accordance with changes made to the Company’s internal reporting structure, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment will be consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The other reportable segment, Distribution, will remain the same as reported in prior periods.  Prior year results will be reclassified to reflect the current year presentation beginning with the first quarter of 2010.

Acquisition

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales, a limited liability company.  The purchase was determined to be a business combination and the assets acquired will be recorded at fair value during the first quarter of 2010.  The purchase price was not signifant.

Sales of Operating Facilities

In February 2010, the Company completed the sale of its operating facility in Woodburn, Oregon for $4.2 million and is currently operating in the same facility under a license agreement with the purchaser while it explores options for a more suitable long-term solution.  In March 2010, the Fontana, California facility was sold for $4.9 million and the Company is operating in the same facility under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.  The carrying value of these two facilities was classified as assets held for sale as of December 31, 2009.  Approximately $8.3 million of the net proceeds from the sales of these two facilities were used to pay down principal on the Company’s term loan through March 29, 2010.  The Company anticipates recording a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.