Form 10-Q
period 2010-03-28
PATRICK INDUSTRIES INC
filed 2010-05-11
CIK 76605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2010

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
 Yes [ X ]  No [  ]

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
Large accelerated filer [  ]                                                         Accelerated filer [  ]                                              Non-accelerated filer [  ]                                               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X ]

As of April 30, 2010, there were 9,182,189 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
March 28, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations (Unaudited)
First Quarter Ended March 28, 2010 and March 29, 2009	4

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 28, 2010 and March 29, 2009	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	22
PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS	22

ITEM 6. EXHIBITS	22

SIGNATURES	23

Exhibits:
Exhibit 31.1 – Certifications of Chief Executive Officer	24
Exhibit 31.2 – Certifications of Chief Financial Officer	25
Exhibit 32 – Certifications Pursuant to Section 906	26

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) March 28, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$154	$60
Trade receivables, net	21,819	12,507
Inventories	21,036	17,485
Prepaid expenses and other	5,843	1,981
Assets held for sale	-	4,825
Total current assets	48,852	36,858
Property, Plant and Equipment	76,225	75,953
Less accumulated depreciation	50,678	49,520
Net property, plant and equipment, at cost	25,547	26,433
Goodwill	2,861	2,140
Intangible assets, net of accumulated amortization (2010: $479; 2009: $353)	7,544	7,047
Deferred financing costs, net of accumulated amortization (2010: $2,552; 2009: $2,185)	1,113	1,463
Other non-current assets	3,051	3,096
TOTAL ASSETS	$88,968	$77,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$24,958	$10,359
Short-term borrowings	18,000	13,500
Accounts payable	14,709	5,874
Accrued liabilities	5,979	5,275
Total current liabilities	63,646	35,008
Long-term debt, less current maturities and discount	-	18,408
Deferred compensation and other	6,648	5,963
Deferred tax liabilities	1,309	1,309
TOTAL LIABILITIES	71,603	60,688

SHAREHOLDERS’ EQUITY
Common stock	53,615	53,588
Accumulated other comprehensive loss	(1,102)	(1,181)
Additional paid-in capital	148	148
Accumulated deficit	(35,296)	(36,206)
TOTAL SHAREHOLDERS’ EQUITY	17,365	16,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,968	$77,037

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(thousands except per share data)	First Quarter Ended
	March 28, 2010	March 29, 2009
NET SALES	$63,500	$44,915
Cost of goods sold	57,022	41,323
Gross Profit	6,478	3,592

Operating expenses:
Warehouse and delivery	2,634	2,677
Selling, general and administrative	3,806	3,665
Amortization of intangible assets	126	88
Gain on sale of fixed assets	(2,791)	(11)
Total operating expenses	3,775	6,419
OPERATING INCOME (LOSS)	2,703	(2,827)
Stock warrants revaluation	282	(60)
Interest expense, net	1,511	1,838
Income (loss) from continuing operations before income tax benefit	910	(4,605)
Income tax benefit	-	(174)
Income (loss) from continuing operations	910	(4,431)

Income from discontinued operations	-	459
Income taxes	-	174
Income from discontinued operations, net of tax	-	285
NET INCOME (LOSS)	$910	$(4,146)

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.10	$(0.48)
Discontinued operations	-	0.03
Net income (loss)	$0.10	$(0.45)

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.09	$(0.48)
Discontinued operations	-	0.03
Net income (loss)	$0.09	$(0.45)

Weighted average shares outstanding - Basic	9,270	9,114
- Diluted	9,852	9,114

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 28, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$910	$(4,146)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,143	1,252
Amortization of intangible assets	126	88
Stock-based compensation expense	27	23
Deferred compensation expense	64	(5)
Deferred income taxes	-	54
Gain on sale of fixed assets	(2,791)	(11)
Stock warrants revaluation	282	(60)
Decrease in cash surrender value of life insurance	45	45
Deferred financing amortization	367	310
Interest paid-in-kind	190	280
Gain from divestitures	-	(480)
Amortization of loss on interest rate swap agreements	79	79
Change in fair value of derivative financial instruments	76	58
Change in operating assets and liabilities:
Trade receivables	(9,312)	(3,317)
Inventories	(2,881)	1,003
Prepaid expenses and other	460	652
Accounts payable and accrued liabilities	9,170	2,915
Payments on deferred compensation obligations	(106)	(67)
Net cash used in operating activities	(2,151)	(1,327)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(251)	(54)
Proceeds from sale of property, equipment and facility	4,026	11
Proceeds from sale of American Hardwoods operation	-	1,950
Acquisition of Quality Hardwoods	(2,014)	-
Proceeds from life insurance	-	12
Insurance premiums paid	(6)	-
Net cash provided by investing activities	1,755	1,919
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (payments), net	4,500	(790)
Principal payments on long-term debt	(4,026)	(113)
Other	16	(181)
Net cash provided by (used in) financing activities	490	(1,084)
Increase (decrease) in cash and cash equivalents	94	(492)
Cash and cash equivalents at beginning of year	60	2,672
Cash and cash equivalents at end of period	$154	$2,180

Supplemental disclosure of cash flow information
In connection with the sale of the Fontana, California facility, a receivable of $4.3 million was recorded in prepaid expenses and other as of March 28, 2010 and subsequently received on March 29, 2010.

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 28, 2010 and December 31, 2009, and its results of operations and cash flows for the three months ended March 28, 2010 and March 29, 2009.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2009.  Operating results for the first quarter ended March 28, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	March 28, 2010	December 31, 2009
Raw materials	$12,818	$11,152
Work in process	1,967	954
Finished goods	1,470	1,575
Total manufactured goods	16,255	13,681
Materials purchased for resale (distribution products)	4,781	3,804
Total inventories	$21,036	$17,485

Assets Held for Sale

Approximately $1.6 million of carrying value pertaining to the Company’s owned facility located in Fontana, California and approximately $3.2 million of carrying value pertaining to the Company’s owned facility in Woodburn, Oregon was classified as held for sale of December 31, 2009.  These assets were included on a separate line in the condensed consolidated statements of financial position at the lower of their carrying value or their estimated fair value.

In February 2010, the Company completed the sale of the Oregon facility for $4.2 million and is currently operating in the same facility under a license agreement with the purchaser while it explores options for a more suitable long-term solution.  Approximately $4.0 million of the net proceeds from the sale of the Oregon facility was used to pay down principal on the Company’s term loan in the first quarter of 2010.

On March 26, 2010, the Fontana, California facility was sold for $4.9 million and the Company is operating in the same facility under a lease agreement with the purchaser for the use of approximately one-half of the square footage previously occupied.  In connection with the sale, a receivable of $4.3 million was recorded in prepaid expenses and other on the condensed consolidated statements of financial position as of March 28, 2010.  Net cash proceeds of approximately $4.3 million from the sale were received by the Company on March 29, 2010 (the beginning of the second fiscal quarter) and were immediately used to pay down principal on the Company’s term loan.

The Company recorded a pretax gain on the sales of approximately $2.8 million in the first quarter 2010 operating results.

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at March 28, 2010 are related to its Manufacturing Segment.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the first quarter ended March 28, 2010.

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales, a limited liability company.  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $433; non-compete agreements - $190; and goodwill - $721.

As of March 28, 2010, the remaining intangible assets balance of $7.5 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $6.1 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

3.	DISCONTINUED OPERATIONS

American Hardwoods

In January 2009, the Company completed the sale of certain assets and the business of American Hardwoods Inc. (“American Hardwoods”) for cash consideration of $2.0 million, and recorded a net pretax gain on the sale of approximately $0.5 million for the first quarter ended March 29, 2009.

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

Aluminum Extrusion Operation

In July 2009, the Company completed the sale of certain assets of its aluminum extrusion operation.    Previously, the financial results of this operation had comprised the entire Engineered Solutions segment.  The purchase price consisted of (i) net cash proceeds of $7.4 million and (ii) the assumption by the buyer of approximately $2.2 million of certain accounts payable and accrued liabilities pursuant to the definitive purchase agreement, of which $4.2 million pertained to the sale of equipment and the facility and $5.4 million pertained to the sale of trade receivables and inventory.

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

The operating results for American Hardwoods and for the aluminum extrusion operation are classified as discontinued operations.

First Quarter Ended
(thousands)	March 28, 2010	March 29, 2009
Net sales:
American Hardwoods	$-	$449
Aluminum extrusion operation	-	5,963
Total net sales	$-	$6,412
Pretax income (loss):
Operations:
American Hardwoods	$-	$(40)
Aluminum extrusion operation	-	19
Total pretax loss on operations	-	(21)
Gain on sale of American Hardwoods	-	480
Total pretax income	$-	$459
After-tax income (loss):
Operations	$-	$(12)
Gain on sale	-	297
Total after-tax income	$-	$285

4.        STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions required by U.S. GAAP. The Company recorded compensation expense of $27,000 and $23,000 for its stock-based compensation plans on the condensed consolidated statements of operations for the first quarter ended March 28, 2010 and March 29, 2009, respectively.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2009: 117,500 shares on May 21, 2009; 3,500 shares on June 22, 2009; 10,000 shares on September 21, 2009, and 20,000 shares on October 1, 2009.  In addition, the Board of Directors approved the grant of 495,000 shares related to stock options on May 21, 2009.   There were no share grants approved in first quarter 2010.

As of March 28, 2010, there was approximately $0.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 24 months.

5.        INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants.  The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.  Certain common stock equivalents related to options and warrants were not included in the computation of diluted net income per share because those options’ and warrants’ exercise prices were greater than the average market price of the common shares.

Basic and diluted earnings per common share for the first quarter periods were calculated using the weighted average shares as follows:

	First Quarter Ended
	March 28,	March 29,
(thousands)	2010	2009
Weighted average common shares outstanding - basic	9,270	9,114
Effect of potentially dilutive securities	582	-
Weighted average common shares outstanding - diluted	9,852	9,114

For the first quarter ended March 29, 2009, there is no difference in basic and diluted earnings per share since a net loss was recorded in this period resulting in all common stock equivalents having no dilutive effect.  Potentially dilutive securities totaling approximately 100,600 shares related to stock options and 474,049 shares related to stock warrants in first quarter 2009 were excluded from diluted earnings per common share because of their anti-dilutive effect.

6.        GAIN ON SALE OF FIXED ASSETS

In the fourth quarter of 2009, the Company entered into a listing agreement to sell its manufacturing and distribution facility in Woodburn, Oregon.  Approximately $3.2 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a pretax gain on sale of approximately $0.8 million.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a total pretax gain on sale of approximately $2.7 million.   Approximately $2.0 million of the total pretax gain on sale was recognized in the Company’s first quarter 2010 operating results.  Since the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and will be offset against future lease payments as required by U.S. GAAP.

7.        COMPREHENSIVE INCOME (LOSS)

The changes in the components of comprehensive income (loss) are as follows:

	First Quarter Ended
(thousands)	March 28, 2010	March 29, 2009
Net income (loss)	$910	$(4,146)
Amortization of unrealized losses on discontinued cash flow hedges	79	79
Comprehensive income (loss)	$989	$(4,067)

As of March 28, 2010 and March 29, 2009, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on discontinued cash flow hedges and changes in accumulated pension benefit was $1.1 million and $1.4 million, respectively.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements

Effective with the Second Amendment on December 11, 2008 (the “Second Amendment”) to the Credit Agreement dated May 18, 2007 (the “Credit Agreement”), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the condensed consolidated statements of operations.

For both the first quarter ended March 28, 2010 and March 29, 2009, amortized losses of $79,000 were recognized in interest expense on the condensed consolidated statements of operations. In addition, the change in the fair value of the de-designated swaps for the first quarter ended March 28, 2010 and March 29, 2009 resulted in a reduction to interest expense and the corresponding liability of $76,000 and $58,000, respectively.

The absolute value of the notional amounts of derivative contracts for the Company approximated $18.2 million at March 28, 2010.  Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability.  The Company does not use derivative financial instruments for speculative purposes.

Warrants Subject to Revaluation

In conjunction with the Second Amendment to the Credit Agreement, the Company issued a series of warrants to its lenders to purchase 474,049 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Company accounts for these warrants as derivative financial instruments. The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Guidance related to the accounting of the warrants became effective for the Company as of January 1, 2009.   Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

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

The fair value of the warrants as of March 28, 2010 and March 29, 2009 is as follows:

(thousands)	March 28, 2010	March 29, 2009
Balance at beginning of period	$1,031	$214
Change in fair value, included in earnings	282	(60)
Balance at end of period	$1,313	$154

The Company’s warrants were measured at fair value on a recurring basis as of March 28, 2010 and were valued using Level 2 valuation methodologies. The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants expected life for valuation purposes.

9.        FAIR VALUE MEASUREMENTS

As of March 28, 2010 and March 29, 2009, liabilities of $1.6 million and $2.1 million, respectively, have been recognized in deferred compensation and other on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and warrants.  The interest rate swaps are valued based on the LIBOR yield curve and the fair market values are provided by the Company’s lending institution.

10.      LONG-TERM DEBT

The Company has the intent and believes it has the ability to refinance or replace its existing credit facility which is scheduled to expire on January 3, 2011.  Because the Company did not enter into a financing agreement with its bank lenders before the issuance of the statement of financial position for the first quarter of 2010, U.S. GAAP requires that all of the Company’s outstanding long-term indebtedness as of March 28, 2010 be classified as a current liability until such time as the refinancing or replacement of the current credit facility is completed.

11.      INCOME TAXES

The Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $18.0 million at December 31, 2008.  An additional $1.1 million valuation allowance was provided in 2009 for deferred tax assets net of deferred tax liabilities incurred in the current period.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.  For the first quarter ended March 29, 2009, the Company incurred a net loss of approximately $4.1 million.  The valuation allowance offset the benefits of the net loss for the period, except for certain intra-period tax adjustments related to taxable income from discontinued operations, and recognized in the first quarter ended March 29, 2009.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 0% for both the first quarter ended March 28, 2010 and March 29, 2009.

12.      SEGMENT INFORMATION

Patrick has determined that its reportable segments are those based on the Company’s method of internal reporting, which segregates its businesses by product category and production/distribution process.  In accordance with changes made to the Company’s internal reporting structure, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment were consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The other reportable segment, Distribution, remained the same as reported in prior periods.

Prior year results were reclassified to reflect the current year presentation. In addition, certain segment information in the prior period's consolidated financial statements has been reclassified to reflect sold businesses reported as discontinued operations.

A description of the Company’s reportable segments based on continuing operations is as follows:

Manufacturing - Utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division and a vinyl printing division.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.

The Company sold certain assets and the business of its American Hardwoods operation in January 2009 and sold the building that housed this operation in June 2009.  Results relating to this operation, which were previously reported in the Distribution segment, were classified as discontinued operations for all periods presented.

The Company sold certain assets and the business of its aluminum extrusion operation in July 2009.  Results relating to this operation, which comprised the entire Engineered Solutions segment, were  classified as discontinued operations for all periods presented.

The table below presents unaudited information about the sales and operating income (loss) of those segments.

First Quarter Ended March 28, 2010:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$52,887	$10,613	$63,500
Intersegment sales	2,711	11	2,722
Operating income	1,939	99	2,038

First Quarter Ended March 29, 2009:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$34,667	$10,248	$44,915
Intersegment sales	1,684	1	1,685
Operating loss	(1,061)	(492)	(1,553)

Reconciliation of segment operating income (loss) to consolidated operating income (loss):

(thousands)	March 28, 2010	March 29, 2009
Operating income (loss) for reportable segments	$2,038	$(1,553)
Corporate incentive agreements	331	696
Gain on sale of fixed assets	2,791	11
Unallocated corporate expenses	(2,331)	(1,893)
Amortization of intangible assets	(126)	(88)
Consolidated operating income (loss)	$2,703	$(2,827)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.   In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on pages 21 and 22 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections. The outline for our MD&A is as follows:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
General
First Quarter Ended March 28, 2010 Compared to 2009

                REVIEW BY BUSINESS SEGMENT
                General
First Quarter Ended March 28, 2010 Compared to 2009
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

                CRITICAL ACCOUNTING POLICIES

                OTHER
                Seasonality
                Inflation

                INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

While uncertainty surrounding the future course of the global economy has helped fuel the decline in recreational vehicle (“RV”) and manufactured housing (“MH”) sales in prior periods, we have seen improvement and signs of improvement in two of the primary markets that we serve.  The RV industry, which represented 62% of the Company’s first quarter 2010 sales, continued to strengthen in the first quarter of 2010 as evidenced by higher production levels and wholesale unit shipments versus the prior period.  According to the Recreational Vehicle Industry Association (“RVIA”), the RV industry experienced an increase in wholesale unit shipments of approximately 97% for the quarter compared to the prior year, reflecting the second consecutive quarter over quarter increase in shipments following declines in the previous 11 fiscal quarters.  Additionally, many of our existing customers have increased production and capacity as well as adding to their workforce in 2010 compared to 2009.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry once the industry fully recovers from the current economic recession.  In addition, federal economic credit and stimulus packages, which include provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery.  Demographic trends point to positive conditions for this particular market sector in the long-term.  In anticipation of continued strengthening short-term demand, the RVIA is predicting a 30% increase in full year 2010 unit shipments compared to the full year 2009 level.

Although RV market conditions have improved in the first quarter of 2010 and are expected to be strong in the second quarter as well, we anticipate that the residual effects of the recession will potentially continue for the remainder of 2010 as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 13% of the Company’s sales in the first quarter of 2010, also began to show signs of improvement in the quarter.  New housing starts increased approximately 20% from the first quarter of 2009 on a seasonally adjusted basis (as reported by the U.S. Department of Commerce).  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market and our sales to this market generally lag new residential housing starts by six to twelve months. We believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  In addition, the extension through April 30, 2010 of the first-time home-buyers credit, and reductions in unemployment could build additional momentum in this market. The National Association of Homebuilders (as of April 23, 2010) forecasted a 17% increase in total housing starts and a 9% increase in existing single-family home sales for the full year 2010 compared to 2009.  The Company expects the predicted growth in new construction and existing home sales to positively influence its presence in these markets during the latter half of 2010.  In the long-term, residential expenditure growth will be based on job growth, affordable interest rates, and lingering government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

The MH industry on the other hand, which represented approximately 25% of the Company’s first quarter 2010 sales, continues to be negatively impacted by a lack of financing and the availability of credit. MH wholesale unit shipments continued to show weakness.  According to industry sources, wholesale unit shipments in the MH industry were down approximately 2% from the first quarter of 2009, marking 16 consecutive quarters of declining shipments compared to prior periods.  Growth in the MH industry continues to be negatively impacted by restricted credit conditions, large inventories of traditional site built homes, and a significant number of foreclosed homes that are available.  Factors that may favorably impact production levels in this industry include credit quality standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and rising interest rates that make traditional site built homes relatively more expensive to finance.  The Company currently estimates MH unit shipments for full year 2010 to be flat to down by approximately 2% compared to full year 2009 levels.

In addition, higher energy costs continue to affect the costs of raw materials.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.  In the past year, there have been concerns about the allegedly defective drywall manufactured in China and sold in the U.S.  We do not believe that we have had any exposure to such products because we purchase our drywall materials from domestic suppliers that have certified to us that their products were not manufactured in China.

Based upon the wage and salary reductions taken by our team members, reductions in fixed and variable overhead expense levels, available capacity, and production and cost efficiencies that we have gained over the last three years, we believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  As we navigate through the remainder of 2010 in anticipation of sustainable improvement in market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenues and will continue to size the operating platform according to the revenue base.  Key focus areas for the 2010 fiscal year include earnings before interest, taxes, depreciation and amortization (“EBITDA”) , cash flow, liquidity maximization, and debt reduction.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In the first quarter of 2010, capital expenditures were approximately $0.3 million based on our capital needs and cash management priorities.  The capital plan for full year 2010 includes estimated expenditures of up to $1.6 million.

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

First Quarter Ended March 29, 2010 Compared to 2009

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

	First Quarter Ended
	March 28,	March 29,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	89.8	92.0
Gross profit	10.2	8.0
Warehouse and delivery expenses	4.1	6.0
Selling, general, and administrative expenses	6.0	8.1
Amortization of intangible assets	0.2	0.2
Gain on sale of fixed assets	(4.4)	-
Operating income (loss)	4.3	(6.3)
Stock warrants revaluation	0.5	(0.1)
Interest expense, net	2.4	4.1
Income tax benefit	-	(0.4)
Income (loss) from continuing operations	1.4	(9.9)

Net Sales.  Net sales increased $18.6 million or 41.4%, to $63.5 million in first quarter 2010 from $44.9 million in the comparable prior year period. The increase in net sales is basely largely on improving conditions in the RV industry, which represented approximately 62% of the Company’s sales in first quarter 2010.   While the MH industry continued to be negatively impacted by a lack of financing and the availability of credit, the residential housing market showed signs of improvement in the quarter with new housing starts increasing approximately 20% from the comparable period in 2009 (as reported by the U.S. Department of Commerce).

From a market perspective, wholesale unit shipments in the RV industry increased approximately 97% in the first quarter of 2010 versus 2009.  Unit shipments in the MH industry, which represented approximately 25% of the Company’s sales in the first quarter of 2010, were down approximately 2% from the prior year period, marking the sixteenth consecutive quarter of declining shipments.  The industrial market sector accounted for approximately 13% of the Company’s first quarter 2010 sales and is tied to the residential housing market.  Sales to this market generally lag new residential housing starts by six to twelve months.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market.

Cost of Goods Sold.  Cost of goods sold increased $15.7 million or 38.0%, to $57.0 million in first quarter 2010 from $41.3 million in 2009.  The increase was principally due to the impact of higher sales volumes.  As a percentage of net sales, cost of goods sold during the quarter decreased to 89.8% from 92.0% primarily reflecting stable fixed manufacturing costs.  During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases.

Gross Profit.  Gross profit increased $2.9 million or 80.3%, to $6.5 million in first quarter 2010 from $3.6 million in 2009.  As a percentage of net sales, gross profit increased to 10.2% in 2010 from 8.0% in the same period in 2009.  The change in gross profit from period to period is attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses decreased $43,000 or 1.6%, to $2.6 million in first quarter 2010 from $2.7 million in 2009.  As a percentage of net sales, warehouse and delivery expenses were 4.1% and 6.0% in first quarter 2010 and 2009, respectively, reflecting relatively unchanged expenses and the increase in sales volumes.   Declines in building charges, fleet rental and group insurance costs in the quarter were partially offset by incremental common carrier expenses including fuel costs and freight charges.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $0.1 million or 3.8%, to $3.8 million in first quarter 2010 from $3.7 million in 2009.  As a percentage of net sales, SG&A expenses were 6.0% in 2010 compared to 8.1% in 2009 as certain fixed costs remained relatively constant compared to the prior year, despite the 41.4% increase in net sales in the first quarter of 2010.

Amortization of Intangible Assets.  In conjunction with the acquisition of a cabinet door business in January 2010, the Company recognized $0.6 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 5 years.  As a result, amortization expense increased $38,000 in the first quarter of 2010 compared to the prior year.

Gain on Sale of Fixed Assets.   During the first quarter of 2010, the Company sold its manufacturing and distribution facilities in Oregon and California and recorded a pretax gain on sale of approximately $0.8 million and $2.0 million, respectively.  Since the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and will be offset against future lease payments that will be included in cost of goods sold.  See Note 6 to the Condensed Consolidated Financial Statements for further details.

Operating Income (Loss).    Operating income was $2.7 million in first quarter 2010 compared to an operating loss of $2.8 million in 2009.  The increase in operating income from period to period is primarily attributable to an increase in sales volumes and to the gain on sale of fixed assets as discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $0.3 million in first quarter 2010 and a credit of $0.1 million in first quarter 2009 represents non-cash charges/credits related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in conjunction with the December 2008 amendment to the Company’s Credit Agreement dated May 18, 2007 (the “Credit Agreement”).   See Note 8 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.  Interest expense, net decreased $0.3 million to $1.5 million in the first quarter of 2010 from $1.8 million in the prior year primarily reflecting a net reduction in total debt outstanding due to scheduled principal payments on the Company’s senior notes and the industrial and economic development revenue bonds, and the application of the net proceeds from the sale of American Hardwoods and the aluminum extrusion operations in 2009 and the sales of certain manufacturing and distribution facilities in 2009 and in the first quarter of 2010 to further reduce senior debt.

Income Tax Benefit–Continuing Operations.  The Company has a tax valuation allowance for deferred tax assets net of deferred tax liabilities in 2009 and 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The effective tax rate varies from the expected statutory rate primarily due to the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for 2009.  A tax benefit from continuing operations of $0.2 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in the first quarter of 2009.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 0% for both the first quarter 2010 and 2009.

Income From Discontinued Operations, Net of Tax.  Discontinued operations in 2009 included the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation.  After-tax income from discontinued operations in first quarter 2009 was $0.3 million or $0.03 per diluted share, which was comprised of an after-tax loss from operations of $12,000 and an after-tax gain on sale related to American Hardwoods of approximately $0.3 million.  See Note 3 to the Condensed Consolidated Financial Statements for further details.

Net Income (Loss).  Net income was $0.9 million or $0.09 per diluted share for first quarter 2010 compared to a net loss of $4.1 million or $0.45 per diluted share for 2009.  The changes in the net income (loss) reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

General

In accordance with changes made to the Company’s internal reporting structure, which segregates businesses by product category and production/distribution process, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment were consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The other reportable segment, Distribution, remained the same as reported in prior periods.  Prior year results were reclassified to reflect the current year presentation.  The Company regularly evaluates the performance of each segment and allocates resources to them based on a variety of indicators including sales, cost of goods sold, and operating income.

The Company’s reportable business segments based on continuing operations are as follows:

•
Manufacturing - Utilizes various materials, including gypsum, particleboard, plywood, and fiberboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division and a vinyl printing division.

•
Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.   Previously, this segment included the American Hardwoods operation that was sold in January 2009 and was classified as a discontinued operation for all periods presented.

    First Quarter Ended March 28, 2010 Compared to 2009

Manufacturing

Sales.  Sales increased $19.3 million or 53.0%, to $55.6 million in first quarter 2010 from $36.3 million in the prior year quarter.  This segment accounted for approximately 83% of the Company’s consolidated net sales for the first quarter of 2010.

As discussed above, a 97% increase in wholesale unit shipments in the RV industry and the acquisition of the manufacturing operations of a cabinet door business in January 2010 positively impacted sales in the quarter.  Overall, pricing rose during the first quarter of 2010 due to higher demand for most of our major commodity products.

Gross Profit.  Gross profit increased $3.3 million to $4.9 million in first quarter 2010 from $1.6 million in 2009.   As a percentage of sales, gross profit increased to 8.9% in first quarter 2010 compared to 4.5% in the prior year.   The increase in gross profit primarily reflects the impact of higher sales volumes and stable fixed manufacturing costs.

Operating Income.  Operating income increased $3.0 million to $1.9 million in first quarter 2010 compared to an operating loss of $1.1 million in the prior year.  Higher sales volumes, efficiencies realized in administrative costs, primarily resulting from staffing reductions taken in 2009, and a reduction in warehouse and delivery expenses as a percentage of sales, positively impacted operating income in the quarter.

Distribution

Sales.  Sales increased $0.4 million or 3.7%, to $10.6 million in first quarter 2010 from $10.2 million in the prior year, primarily reflecting increased sales in the electronics division that was formed in January 2009.  This segment accounted for approximately 17% of the Company’s consolidated net sales for the first quarter of 2010.  Decreased unit shipment levels in the MH industry, which is the primary sector this segment serves, partially offset sales from the electronics division.

Gross Profit.  Gross profit increased $0.4 million or 36.2%, to $1.5 million in first quarter 2010 from $1.1 million in 2009.  As a percentage of sales, gross profit increased to 14.0% in first quarter 2010 from 10.6% in 2009.  The increase in gross profit as a percentage of sales for the quarter is attributable to margin improvement and efficiencies realized in certain materials costs.

Operating Income.  Operating income in first quarter 2010 was $0.1 million, an increase of $0.6 million from an operating loss of $0.5 million in 2009.   Higher sales volumes and a decrease in warehouse and delivery expenses of approximately $0.2 million contributed to the operating income improvement in the quarter.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.4 million to $2.3 million in first quarter 2010 from $1.9 million in 2009 primarily reflecting expenses incurred to consolidate and/or enhance capacity utilization at certain existing manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our Credit Facility.  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements, and support our capital expenditure plans.

Net cash used in operating activities was $2.1 million in the first three months of 2010 compared to $1.3 million in 2009.  Trade receivables increased $9.3 million in the first three months of 2010 from December 2009 reflecting a stronger seasonal demand cycle due to an increase in wholesale unit shipments of approximately 97% in the RV industry in the first quarter of 2010 compared to the first quarter of 2009.  Additionally, inventories increased approximately $2.9 million in the first quarter of 2010 primarily resulting from the increase in sales to the RV industry during the first quarter of 2010.  The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum quantity requirements.

Prepaid expenses and other, excluding the $4.3 million receivable related to the sale of the California facility, decreased $0.5 million.   Net cash proceeds of $4.3 million related to the sale were received by the Company on March 29, 2010 (the beginning of the second fiscal quarter) and were immediately used to pay down principal on the Company’s term loan.

The $9.2 million net increase to accounts payable and accrued liabilities in the first three months of 2010 reflected seasonal demand cycles and ongoing operating cash management.

Investing Activities

Investing activities provided cash of $1.8 million in the first three months of 2010 compared to $1.9 million in 2009.  Proceeds from the sale of property, equipment and facility included $4.0 million from the sale of the Oregon facility in February 2010.  Cash outflows in 2010 included the acquisition of Quality Hardwoods for $2.0 million.  In addition, cash flows from investing activities for the second quarter of 2010 will reflect the receipt of cash proceeds pertaining to the sale of the California facility as discussed above.  Approximately $2.0 million was received from the sale of the American Hardwoods operation in January 2009.

Capital expenditures in the first three months of 2010 were $0.3 million versus $0.1 million in the prior year.  The capital plan for full year 2010 includes expenditures of up to $1.6 million.

Financing Activities

Net cash flows provided by financing activities were approximately $0.5 million in the first three months of 2010 compared to cash outflows of $1.1 million in 2009. For the first three months of 2010, the Company borrowed approximately $4.5 million on its revolving line of credit.  The Company also utilized the proceeds received from the sale of its Oregon facility to pay down approximately $4.0 million in principal on long-term debt.  In addition, the Company used $4.3 million of the net proceeds received from the sale of its California facility to pay down principal on its long-term debt on March 29, 2010 (the beginning of the Company’s second fiscal quarter).   In accordance with its scheduled debt service requirements, the Company paid down approximately $0.8 million in principal on its term loan on March 31, 2010.

Capital Resources

In May 2007, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JP Morgan Chase Bank, N.A. for a $110 million senior secured credit facility (the "Credit Facility") comprised of revolving credit availability for $35 million and a term loan of $75 million. Subsequently, the Company entered into four amendments to this Credit Facility, the latest of which occurred on December 11, 2009.  As a result, the principal terms of the Credit Facility, as amended, are as follows.

The Credit Facility is scheduled to expire on January 3, 2011.  The interest rates for borrowings under the revolving line of credit are the Alternate Base Rate (the "ABR") plus 3.50%, or the London InterBank Offer Rate ("LIBOR") plus 4.50%.  For term loans, interest is at the ABR plus 6.50%, or LIBOR plus 7.50%. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%. The Company has the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company has elected the PIK interest option. As a result, the principal amount outstanding under the term loan for the three months ended March 28, 2010 was increased by approximately $0.2 million to reflect PIK interest.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In addition, effective with the second amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the consolidated statements of operations.   For both the first quarter ended March 28, 2010 and March 29, 2009, amortized losses of $79,000 were recognized in interest expense on the consolidated statements of operations.  In addition, the change in the fair value of the de-designated swaps for the first quarter ended March 28, 2010 and March 29, 2009 resulted in a reduction to interest expense and the corresponding liability of $76,000 and $58,000, respectively.

The Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  See Note 8 to the Condensed Consolidated Financial Statements for further details.

Financial covenants were modified to establish new quarterly minimum EBITDA requirements beginning with the fiscal quarter ended March 28, 2010.  Further, the definition of Consolidated EBITDA was amended to (i) exclude the effects of non-cash gains and losses, non-cash impairment charges, and certain non-recurring items;  (ii) add back non-cash stock compensation expenses; (iii) exclude losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent; and (iv) exclude the impact of certain closed operations. For the first quarter of 2010, the minimum Consolidated EBITDA was ($584,000) versus actual Consolidated EBITDA for the same period of $1,489,000.

In addition, the monthly borrowing limits under the revolving commitments were reset in conjunction with updated projected monthly cash flows for 2010. These borrowings are subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for the fiscal year 2010.  The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Facility including the financial covenants.  Finally, capital expenditures were limited to $2.25 million for any fiscal year.

Summary of Liquidity and Capital Resources

Our primary capital requirements are to meet seasonal working capital demands, meet debt service requirements, and support our capital expenditure plans.  We also have a substantial asset collateral base, which we believe if sold in the normal course, is sufficient to cover our outstanding senior debt.  We obtain additional liquidity through selling our products and collecting receivables.  We use the funds collected to pay creditors and employees and to fund working capital needs.  The Company has another source of cash through the cash surrender value of life insurance policies.  We believe that cash generated from operations, borrowings under our current Credit Facility, and additional liquidity if needed from life insurance policies, will be sufficient to fund our working capital requirements and capital expenditure programs as currently contemplated.  Our current Credit Facility allows us to borrow funds based on certain percentages of accounts receivable (80% of eligible accounts) and inventories (50% of eligible inventory), less outstanding letters of credit.

We are subject to market risk primarily in relation to our cash and short-term investments.  The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations.  While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  In addition, a portion of our debt obligations under our Credit Facility is currently subject to variable rates of interest based on LIBOR.

Cash, cash equivalents, and borrowings available under our Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next twelve months.  Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries and the payment cycles of our customers.  In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly.

We expect to maintain compliance with the revised minimum quarterly Consolidated EBITDA covenant, as modified in the fourth amendment to the Credit Agreement, based on the Company’s 2010 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the Credit Agreement prior to its expiration.

Our Credit Facility is scheduled to expire on January 3, 2011.  We currently have the intent and we believe we have the ability to refinance the Credit Facility during 2010.  In order to classify our outstanding indebtedness as a long-term liability as of March 28, 2010, the following two criteria were required: (1) the Company must have the intent to refinance, and (2) the Company must have the ability to consummate the refinancing.  The ability to consummate the refinancing can be satisfied by either: (a) the issuance of a long-term obligation after the date of the Company‘s statement of financial position but before that statement is issued; or (b) entrance into a financing agreement before the statement of financial position is issued that clearly permits it to refinance the short-term obligation on a long-term basis on terms that are readily determinable, and certain conditions are being satisfied.  We were not, however, able to consummate this refinancing by the time we issued our statement of financial position for the first quarter of 2010.  Based on the above criteria, our outstanding long-term indebtedness as of March 28, 2010 was classified as a current liability until such time as the refinancing or replacement of our Credit Facility is completed.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

OTHER

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended March 28, 2010 and in the Form 10-K for the year ended December 31, 2009.  The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the first quarter ended March 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date:  May 11, 2010                                                                                    By:  /s/Todd M. Cleveland
        Todd M. Cleveland
        Chief Executive Officer

Date:  May 11, 2010                                                                                     By:  /s/Andy L. Nemeth
        Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer

Date:  May 11, 2010                                                                                    By:  /s/Darin R. Schaeffer
        Darin R. Schaeffer
Vice President and Corporate Controller
(Principal Accounting Officer)