Form 10-Q
period 2010-06-27
PATRICK INDUSTRIES INC
filed 2010-08-10
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2010

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
Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]                                                         Accelerated filer [  ]                                              Non-accelerated filer [  ]                                               Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

As of July 31, 2010, there were 9,313,189 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial Position
June 27, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Operations (Unaudited)
Second Quarter and Six Months Ended June 27, 2010 and June 28, 2009	4
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 27, 2010 and June 28, 2009	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13-23
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4. CONTROLS AND PROCEDURES	23
PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS	24
ITEM 6. EXHIBITS SIGNATURES	24 24
Exhibit Index: Exhibit 31.1 - Certifications of Chief Executive Officer Exhibit 31.2 - Certifications of Chief Financial Officer Exhibit 32 - Certifications Pursuant to Section 906	25 26 27

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) June 27, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$352	$60
Trade receivables, net	26,094	12,507
Inventories	24,067	17,485
Prepaid expenses and other	1,767	1,981
Assets held for sale	-	4,825
Total current assets	52,280	36,858
Property, Plant and Equipment	76,258	75,953
Less accumulated depreciation	51,186	49,520
Net property, plant and equipment, at cost	25,072	26,433
Goodwill	2,861	2,140
Intangible assets, net of accumulated amortization (2010: $605; 2009: $353)	7,419	7,047
Deferred financing costs, net of accumulated amortization (2010: $2,927; 2009: $2,185)	751	1,463
Other non-current assets	3,156	3,096
TOTAL ASSETS	$91,539	$77,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$20,043	$10,359
Short-term borrowings	21,000	13,500
Accounts payable	16,838	5,874
Accrued liabilities	6,864	5,275
Total current liabilities	64,745	35,008
Long-term debt, less current maturities and discount	-	18,408
Deferred compensation and other	6,105	5,963
Deferred tax liabilities	1,309	1,309
TOTAL LIABILITIES	72,159	60,688

SHAREHOLDERS’ EQUITY
Common stock	53,666	53,588
Accumulated other comprehensive loss	(1,022)	(1,181)
Additional paid-in capital	148	148
Accumulated deficit	(33,412)	(36,206)
TOTAL SHAREHOLDERS’ EQUITY	19,380	16,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,539	$77,037

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27	June 28,
(thousands except per share data)	2010	2009	2010	2009

NET SALES	$83,865	$55,878	$147,365	$100,793
Cost of goods sold	74,129	49,761	131,151	91,084
GROSS PROFIT	9,736	6,117	16,214	9,709

Operating expenses:
Warehouse and delivery	3,140	2,510	5,774	5,187
Selling, general and administrative	3,599	2,959	7,405	6,624
Amortization of intangible assets	126	88	252	176
Gain on sale of fixed assets	(29)	(17)	(2,820)	(28)
Total operating expenses	6,836	5,540	10,611	11,959

OPERATING INCOME (LOSS)	2,900	577	5,603	(2,250)
Stock warrants revaluation	(347)	468	(65)	408
Interest expense, net	1,363	1,599	2,874	3,437
Income (loss) from continuing operations before income tax benefit	1,884	(1,490)	2,794	(6,095)
Income tax benefit	-	(313)	-	(487)
Income (loss) from continuing operations	1,884	(1,177)	2,794	(5,608)

Income from discontinued operations	-	824	-	1,283
Income taxes	-	313	-	487
Income from discontinued operations, net of tax	-	511	-	796
NET INCOME (LOSS)	$1,884	$(666)	$2,794	$(4,812)

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.20	$(0.13)	$0.30	$(0.62)
Discontinued operations	-	0.06	-	0.09
Net income (loss)	$0.20	$(0.07)	$0.30	$(0.53)

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$0.19	$(0.13)	$0.28	$(0.62)
Discontinued operations	-	0.06	-	0.09
Net income (loss)	$0.19	$(0.07)	$0.28	$(0.53)

Weighted average shares outstanding - Basic	9,331	9,167	9,301	9,141
- Diluted	9,912	9,167	9,882	9,141

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
(thousands)	June 27, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,794	$(4,812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,239	2,540
Amortization of intangible assets	252	176
Stock-based compensation expense	78	51
Deferred compensation expense	122	56
Deferred income taxes	-	53
Gain on sale of fixed assets	(2,820)	(28)
Stock warrants revaluation	(65)	408
(Increase) decrease in cash surrender value of life insurance	(60)	90
Deferred financing amortization	742	614
Interest paid-in-kind	339	542
Gain on divestitures	-	(480)
Amortization of loss on interest rate swap agreements	159	159
Change in fair value of derivative financial instruments	6	(412)
Change in operating assets and liabilities:
Trade receivables	(13,587)	(8,606)
Inventories	(5,912)	3,116
Prepaid expenses and other	190	551
Accounts payable and accrued liabilities	12,184	5,191
Payments on deferred compensation obligations	(198)	(159)
Net cash used in operating activities	(3,537)	(950)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(867)	(134)
Proceeds from sale of property, equipment and facilities	8,304	30
Proceeds from sale of American Hardwoods operation and facility	-	4,450
Acquisition of Quality Hardwoods	(2,014)	-
Proceeds from life insurance	-	18
Insurance premiums paid	(13)	(12)
Net cash provided by investing activities	5,410	4,352
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (payments), net	7,500	(790)
Principal payments on long-term debt	(9,117)	(4,064)
Payment of deferred financing/debt issuance costs	(30)	(311)
Other	66	(9)
Net cash used in financing activities	(1,581)	(5,174)
Increase (decrease) in cash and cash equivalents	292	(1,772)
Cash and cash equivalents at beginning of year	60	2,672
Cash and cash equivalents at end of period	$352	$900

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 27, 2010 and December 31, 2009, and its results of operations for the three and six months ended June 27, 2010 and June 28, 2009, and cash flows for the six months ended June 27, 2010 and June 28, 2009.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2009.  Operating results for the second quarter and six months ended June 27, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Inventories

   Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	June 27, 2010	December 31, 2009
Raw materials	$15,672	$11,152
Work in process	946	954
Finished goods	1,759	1,575
Total manufactured goods	18,377	13,681
Materials purchased for resale (distribution products)	5,690	3,804
Total inventories	$24,067	$17,485

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

In February 2010, the Company completed the sale of the Oregon facility for $4.2 million and is currently operating in the same facility under a license agreement with the purchaser for the use of a portion of the square footage previously occupied.  Approximately $4.0 million of the net proceeds from the sale of the Oregon facility was used to pay down principal on the Company’s term loan in the first quarter of 2010.  A pretax gain on the sale of approximately $0.8 million was recorded in the first quarter 2010 operating results.

On March 26, 2010, the Fontana, California facility was sold for $4.9 million and the Company is operating in the same facility under a lease agreement with the purchaser for the use of a portion of the square footage previously occupied.  Net cash proceeds of approximately $4.3 million from the sale were received by the Company on March 29, 2010 (the beginning of the second fiscal quarter) and were immediately used to pay down principal on the Company’s term loan.  The total pretax gain on the sale of the California facility was $2.7 million of which approximately $2.0 million was recognized in the first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments as required by U.S. GAAP beginning in the second quarter of 2010.

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at June 27, 2010 are related to its Manufacturing segment.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the second quarter and six months ended June 27, 2010.

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales, a limited liability company.  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $433; non-compete agreements - $190; and goodwill - $721.

As of June 27, 2010, the remaining intangible assets balance of $7.4 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $6.0 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

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

The operating results for American Hardwoods and for the aluminum extrusion operation are classified as discontinued operations.

	Second Quarter Ended		Six Months Ended
(thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales
American Hardwoods	$-	$-	$-	$449
Aluminum extrusion operation	-	7,319	-	13,282
Total net sales	$-	$7,319	$-	$13,731
Pretax income (loss):
Operations:
American Hardwoods	$-	$21	$-	$(19)
Aluminum extrusion operation	-	803	-	822
Total pretax income on operations	-	824	-	803
Gain on sale of American Hardwoods	-	-	-	480
Total pretax income	$-	$824	$-	$1,283
After-tax income:
Operations	$-	$511	$-	$499
Gain on sale	-	-	-	297
Total after-tax income	$-	$511	$-	$796

The after-tax income from discontinued operations for the second quarter and six months ended June 28, 2009 reflects certain intra-period adjustments to income tax expense related to taxable income from discontinued operations.

 4.        STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions required by U.S. GAAP. The Company recorded compensation expense of $78,000 and $51,000 for the six months ended June 27, 2010 and June 28, 2009, respectively, for its stock-based compensation plans on the condensed consolidated statements of operations.

The Company estimates the fair value of all stock option awards and stock grants as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2009 and 2010: 117,500 shares on May 21, 2009; 3,500 shares on June 22, 2009; 10,000 shares on September 21, 2009; 20,000 shares on October 1, 2009; and 131,000 shares on May 20, 2010.  In addition, the Board of Directors approved the grant of 495,000 shares related to stock options on May 21, 2009.

As of June 27, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 25 months.

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

Basic and diluted earnings per common share for the second quarter and six months periods were calculated using the weighted average shares as follows:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
(thousands)	2010	2009	2010	2009
Weighted average common shares outstanding - basic	9,331	9,167	9,301	9,141
Effect of potentially dilutive securities	581	-	581	-
Weighted average common shares outstanding - diluted	9,912	9,167	9,882	9,141

For both the second quarter and six months ended June 28, 2009, there is no difference in basic and diluted earnings per share since a net loss was recorded in each of those periods resulting in all common stock equivalents having no dilutive effect.  Potentially dilutive securities totaling approximately 47,700 shares related to stock options in second quarter 2009 were excluded from diluted earnings per common share because of their anti-dilutive effect.   For six months 2009, there were no potentially dilutive securities excluded from the diluted earnings per common share computation.

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

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a total pretax gain on sale of approximately $2.7 million.   Approximately $2.0 million of the total pretax gain on sale was recognized in the Company’s first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments as required by U.S. GAAP beginning in the second quarter of 2010.  The deferred gain recognized during the second quarter and six months ended June 27, 2010 was $0.1 million.

7.         COMPREHENSIVE INCOME (LOSS)

The changes in the components of comprehensive income (loss) are as follows:

	Second Quarter Ended		Six Months Ended

	June 27,	June 28,	June 27,	June 28,
(thousands)	2010	2009	2010	2009
Net income (loss)	$ 1,884	$ (666)	$ 2,794	$ (4,812)
Amortization of unrealized losses on discontinued cash flow hedges	80	80	159	159
Comprehensive income (loss)	$ 1,964	$ (586)	$ 2,953	$ (4,653)

As of June 27, 2010 and June 28, 2009, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on discontinued cash flow hedges and changes in accumulated pension benefit was $1.0 million and $1.3 million, respectively.

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

For both the second quarter ended June 27, 2010 and June 28, 2009 and for the comparable six months periods, amortized losses of $80,000 and $159,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations. In addition, the change in the fair value of the de-designated swaps for the six months ended June 27, 2010 resulted in a charge to interest expense and the corresponding liability of $6,000.  For the six months ended June 28, 2009, the change in the fair value of the de-designated swaps resulted in a reduction to interest expense and the corresponding liability of $0.4 million.

The absolute value of the notional amounts of derivative contracts for the Company approximated $17.6 million at June 27, 2010.  Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability.  The Company does not use derivative financial instruments for speculative purposes.

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

The fair value of the warrants as of June 27, 2010 and June 28, 2009 is as follows:

(thousands)	June 27, 2010	June 28, 2009
Balance at beginning of period	$1,031	$214
Change in fair value, included in earnings	(65)	408
Balance at end of period	$966	$622

The Company’s warrants were measured at fair value on a recurring basis as of June 27, 2010 and were valued using Level 2 valuation methodologies. The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants expected life for valuation purposes.

9.	FAIR VALUE MEASUREMENTS

As of June 27, 2010 and June 28, 2009, liabilities of $1.5 million and $1.8 million, respectively, have been recognized in deferred compensation and other on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and warrants.  The interest rate swaps are valued based on the LIBOR yield curve and the fair market values are provided by the Company’s lending institution.

10.      LONG-TERM DEBT

The Company has the intent and believes it has the ability to refinance or replace its existing credit facility which is scheduled to expire on January 3, 2011.  Because the Company did not enter into a financing agreement with its bank lenders before the issuance of the statement of financial position for the second quarter of 2010, U.S. GAAP requires that all of the Company’s outstanding long-term indebtedness as of  June 27, 2010 be classified as a current liability until such time as the refinancing or replacement of the current credit facility is completed.

11.      INCOME TAXES

The Company had a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $19.1 million at June 27, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate for 2010 and 2009 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

A tax benefit from continuing operations of $0.3 million and $0.5 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in the second quarter and six months of 2009, respectively.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 0% for both the second quarter and six months of 2010 and 2009.

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

Prior year results were reclassified to reflect the current year presentation. In addition, certain segment information in the prior periods’ consolidated financial statements has been reclassified to reflect sold businesses reported as discontinued operations.

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

The table below presents unaudited information about the sales and operating income (loss) of those segments.

Second Quarter Ended June 27, 2010:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$ 69,505	$ 14,360	$ 83,865
Intersegment sales	3,794	8	3,802
Operating income	4,157	467	4,624

Second Quarter Ended June 28, 2009:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$ 44,919	$ 10,959	$ 55,878
Intersegment sales	2,410	-	2,410
Operating income	2,014	273	2,287
Six Months Ended June 27, 2010:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$ 122,392	$ 24,973	$ 147,365
Intersegment sales	6,505	19	6,524
Operating income	6,096	566	6,662

Six Months Ended June 28, 2009:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$ 79,586	$ 21,207	$ 100,793
Intersegment sales	4,094	1	4,095
Operating income (loss)	953	(219)	734

Reconciliation of segment operating income to consolidated operating income (loss):

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27.	June 28,
(thousands)	2010	2009	2010	2009
Operating income for reportable segments	$4,624	$2,287	$6,662	$734
Corporate incentive agreements	373	286	704	982
Gain on sale of fixed assets	29	17	2,820	28
Unallocated corporate expenses	(2,000)	(1,925)	(4,331)	(3,818)
Amortization	(126)	(88)	(252)	(176)
Consolidated operating income (loss)	$2,900	$577	$5,603	$(2,250)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.   In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 23 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
General
Second Quarter and Six Months Ended June 27, 2010 Compared to 2009

REVIEW BY BUSINESS SEGMENT
General
Second Quarter and Six Months Ended June 27, 2010 Compared to 2009
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

While uncertainty surrounding the future course of the global economy helped fuel the decline in our sales to the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets in prior periods, we have seen improvement in two of the primary markets that we serve.  The RV industry, which represented 59% of the Company’s six months 2010 sales, continued to strengthen in the first half of 2010 as evidenced by higher production levels and wholesale unit shipments versus the prior period.  According to the Recreational Vehicle Industry Association (“RVIA”), the RV industry experienced an increase in wholesale unit shipments of approximately 80% for the quarter compared to the prior year, reflecting the third consecutive quarter over quarter increase in shipments following declines in the previous 11 fiscal quarters.  On a year-to-date basis, unit shipment levels increased 87% versus the comparable prior year period.  Additionally, many of our existing customers have increased production and capacity as well as added to their workforce in 2010 compared to 2009.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry once the industry fully recovers from the recent economic recession.  In addition, federal economic credit and stimulus packages, which include provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases, may help promote sales and aid in the RV industry’s economic recovery.  Demographic trends point to positive conditions for this particular market sector in the long-term.  As a result of the recent short-term demand strength, the RVIA is predicting a 39% increase in full year 2010 unit shipments compared to the full year 2009 level.

Although RV market conditions have improved in the first half of 2010, we anticipate that the residual effects of the recession will potentially continue for the remainder of 2010 and result in softening market conditions for the latter half of the year in this market as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 14% of the Company’s sales in the first six months of 2010, also showed signs of improvement in the first half of 2010.  New housing starts for the first six months of 2010 increased approximately 14% from the comparable period in 2009 (as reported by the U.S. Department of Commerce).  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, and we believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  While the National Association of Homebuilders (as of July 23, 2010) has forecasted a 14% increase in total housing starts and a 4% increase in existing single-family home sales for the full year 2010 compared to 2009, we remain cautious about further growth in the industrial sector due to current uncertainty related to general economic conditions and the large numbers of repossessed homes in the marketplace.  In the long-term, residential expenditure growth will be based on job growth, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

The MH industry on the other hand, which represented approximately 27% of the Company’s sales in the first six months of 2010, continues to be negatively impacted by a lack of financing and the availability of credit, job losses, and excess residential housing foreclosure inventories. However, we did see seasonal signs of improvement during the second quarter as wholesale unit shipments in the MH industry were up approximately 16% from the second quarter of 2009.  This improvement marked the first quarter-over-quarter increase in unit shipments since 2006.  On a year-to-date basis, unit shipment levels increased 8% versus the comparable prior year period.  Factors that may favorably impact production levels in this industry include credit quality standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and rising residential housing interest rates.  The Company currently estimates MH unit shipments for full year 2010 to be up by approximately 1% compared to full year 2009 levels.

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

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  As we navigate through the remainder of 2010 in anticipation of sustainable improvement in market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for the remainder of our 2010 fiscal year include earnings before interest, taxes, depreciation and amortization (“EBITDA”) , cash flow, liquidity maximization, debt reduction, and the renewal of our credit facility.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In the first six months of 2010, capital expenditures were approximately $0.9 million based on our capital needs and cash management priorities.  The capital plan for full year 2010 includes estimated expenditures of up to $1.6 million.

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

Second Quarter and Six Months Ended June 27, 2010 Compared to 2009

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

	Second Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.4	89.1	89.0	90.4
Gross profit	11.6	10.9	11.0	9.6
Warehouse and delivery	3.7	4.4	3.9	5.1
Selling, general and administrative expenses	4.3	5.3	5.0	6.5
Amortization of intangible assets	0.2	0.2	0.2	0.2
Gain on sale of fixed assets	-	-	(1.9)	-
Operating income (loss)	3.4	1.0	3.8	(2.2)
Stock warrants revaluation	(0.4)	0.8	-	0.4
Interest expense, net	1.6	2.9	1.9	3.4
Income tax benefit	-	(0.6)	-	(0.5)
Income (loss) from continuing operations	2.2	(2.1)	1.9	(5.5)

Net Sales.  Net sales increased $28.0 million or 50.1%, to $83.9 million in second quarter 2010 from $55.9 million in the comparable prior year period. For the six months ended June 27, 2010, net sales increased $46.6 million or 46.2%, to $147.4 million from $100.8 million in the prior year period.  The increase in net sales for both the quarter and year-to-date periods primarily reflects improving conditions in the RV industry, which represented approximately 57% and 59% of the Company’s sales in the second quarter and six months of 2010, respectively.  According to industry associations, wholesale unit shipments in the RV industry increased approximately 80% and 87% in the second quarter and six months of 2010, respectively, compared to 2009.

The MH industry represented approximately 29% and 27% of the Company’s sales in the second quarter and six months of 2010, respectively.  This industry began to show signs of improvement as unit shipments were up approximately 16% for the quarter from the prior year period, marking the first quarter-over-quarter increase in unit shipments since 2006.  On a year-to-date basis, MH unit shipments were up approximately 8% from 2009.

The industrial market sector accounted for approximately 14% of the Company’s second quarter and six months 2010 sales.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which saw an increase in new housing starts of approximately 14% for the first six months of 2010 (as reported by the U.S. Department of Commerce).  The increase in new housing starts is not expected to impact the Company’s industrial revenue base until late in 2010 and into 2011 as our sales to this market generally lag new residential housing starts by six to twelve months.  Although improvements were seen in both the RV and MH industries during the first half of 2010, the Company anticipates that it will still face challenges in these industries due to the lingering impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs.

Cost of Goods Sold.  Cost of goods sold increased $24.3 million or 49.0%, to $74.1 million in second quarter 2010 from $49.8 million in 2009. For the six months ended June 27, 2010, cost of goods sold increased $40.1 million or 44.0%, to $131.2 million from $91.1 million in the prior year period.  The increase was principally due to the impact of higher sales volumes.

As a percentage of net sales, cost of goods sold decreased during the quarter to 88.4% from 89.1%.  For the first six months of 2010, cost of goods sold as a percentage of net sales decreased to 89.0% from 90.4%.  Cost of goods sold benefited in both the second quarter and six months of 2010 from the absorption of fixed manufacturing costs over a larger sales base, operating efficiencies and our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $3.6 million or 59.2%, to $9.7 million in second quarter 2010 from $6.1 million in 2009.  As a percentage of net sales, gross profit increased to 11.6% in 2010 from 10.9% in the same period in 2009.  For the six months, gross profit increased $6.5 million or 67.0%, to $16.2 million in 2010 from $9.7 million in 2009.  As a percentage of net sales, gross profit increased to 11.0% for the six months of 2010 from 9.6% in the same period in 2009.  The change in gross profit for both the quarter and year-to-date periods is attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.6 million or 25.1%, to $3.1 million in second quarter 2010 from $2.5 million in 2009, primarily reflecting the impact of additional incremental common carrier expenses, fuel costs, and freight charges due to higher sales volumes.  As a percentage of net sales, warehouse and delivery expenses were 3.7% and 4.4% in second quarter 2010 and 2009, respectively.

Warehouse and delivery expenses increased $0.6 million or 11.3%, to $5.8 million in the first six months of 2010 from $5.2 million in 2009.   As a percentage of net sales, warehouse and delivery expenses were 3.9% for 2010 and 5.1% for 2009.  The decrease as a percentage of net sales for the second quarter and first half of 2010 reflects declines in certain fixed costs such as building charges, fleet rental and group insurance costs despite the increase in sales volumes.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $0.6 million or 21.6%, to $3.6 million in second quarter 2010 from $3.0 million in 2009.  For the six months, SG&A expenses increased $0.8 million or 11.8%, to $7.4 million in 2010 from $6.6 million in 2009.  The increase in SG&A expenses for the current year periods included higher compensation levels for salaried and hourly employees, which reflected the partial reinstatement on January 1, 2010 of the base compensation reductions that were taken by all hourly and salaried employees in the first quarter of 2009, and to a lesser extent, increased headcount that was related to higher sales volumes.  The increase in SG&A expenses was partially offset by a reduction in bad debt expense of approximately $0.5 million and $0.7 million in the second quarter and six months of 2010, respectively, compared to the prior year.   As a percentage of net sales, SG&A expenses improved to 4.3% in the quarter from 5.3% in 2009, and were 5.0% in six months 2010 compared to 6.5% in 2009, reflecting certain non-compensation related fixed costs that remained relatively constant despite the increase in net sales in the second quarter and six months of 2010.

Amortization of Intangible Assets.   In conjunction with the acquisition of a cabinet door business in January 2010, the Company recognized $0.6 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 5 years.  As a result, amortization expense increased $38,000 and $76,000 in the second quarter and six months of 2010, respectively, compared to the prior year.

Gain on Sale of Fixed Assets.    During the first quarter of 2010, the Company sold the facilities housing its manufacturing and distribution operations in Oregon and California and recorded a pretax gain on sale of approximately $0.8 million and $2.0 million, respectively.  Because the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and is being offset against future lease payments that are included in cost of goods sold as required by U.S. GAAP.  See Note 6 to the Condensed Consolidated Financial Statements for further details.

Operating Income (Loss).    Operating income was $2.9 million in second quarter 2010 compared to $0.6 million in 2009.  For the six months, operating income was $5.6 million in 2010 compared to an operating loss of $2.2 million in 2009.  The increase in operating income from period to period is primarily attributable to an increase in sales volumes, the gain on sale of fixed assets, and other items as discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.3 million in second quarter 2010 and expense of $0.5 million in the comparable prior year period represents non-cash charges/credits related to mark-to-market accounting for common stock warrants issued to certain of the Company’s senior lenders in conjunction with the December 2008 amendment to the Company’s Credit Agreement dated May 18, 2007 (the “Credit Agreement”).  For the first six months of 2010, the stock revaluation credit was $65,000 compared to a charge of $0.4 million in 2009.  See Note 8 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.2 million and $0.6 million in the second quarter and six months of 2010, respectively, compared to the prior year.  The decrease primarily reflects a net reduction in total debt outstanding due to scheduled principal payments on the Company’s senior notes and the industrial and economic development revenue bonds, and the application of the net proceeds from the sale of American Hardwoods and the aluminum extrusion operations in 2009 and the sales of certain manufacturing and distribution facilities in 2009 and in the first quarter of 2010.

Income Tax Benefit–Continuing Operations.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities as of December 31, 2009 and June 27, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate varies from the expected statutory rate primarily due to the recognition in 2010 of the deferred tax asset resulting from the utilization of federal and state net operating loss carryforwards, and in 2009, the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for 2009.  A tax benefit from continuing operations of $0.3 million and $0.5 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in the second quarter and six months of 2009, respectively.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 0% for both the second quarter and six months of 2010 and 2009.   At June 27, 2010, the Company’s federal and state net operating loss carryforwards exceeded potential taxable income for 2010.

Income From Discontinued Operations, Net of Tax.  Discontinued operations in 2009 included the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation (through its sale in July 2009).  After-tax income from discontinued operations in second quarter 2009 was $0.5 million or $0.06 per diluted share.  For the six months of 2009, after-tax income from discontinued operations of $0.8 million or $0.09 per diluted share included income from operations of $0.5 million and a gain on sale related to American Hardwoods of approximately $0.3 million.  See Note 3 to the Condensed Consolidated Financial Statements for further details.

Net Income (Loss).  Net income was $1.9 million or $0.19 per diluted share for second quarter 2010 compared to a net loss of $0.7 million or $0.07 per diluted share for 2009.  For the six months, net income was $2.8 million or $0.28 per diluted share in 2010 compared to a net loss of $4.8 million or $0.53 per diluted share for 2009.  The changes in the net income (loss) reflect the impact of the items previously discussed.

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

Second Quarter and Six Months Ended June 27, 2010 Compared to 2009

Manufacturing

Sales.  Sales increased $26.0 million or 54.9%, to $73.3 million in second quarter 2010 from $47.3 million in the prior year quarter.  In the first six months of 2010, sales increased $45.2 million or 54.0%, to $128.9 million from $83.7 million in 2009.  This segment accounted for approximately 83% of the Company’s consolidated net sales for both the second quarter and six months of 2010.  An increase in wholesale unit shipments in the RV industry of 80% and 87% in the second quarter and six months of 2010 and the acquisition of a cabinet door business in January 2010 positively impacted sales in the quarter and the six months.

Gross Profit.  Gross profit increased $3.1 million to $7.6 million in second quarter 2010 from $4.5 million in 2009.   As a percentage of sales, gross profit increased to 10.4% in second quarter 2010 from 9.4% in the prior year.   Gross profit increased $6.5 million to $12.6 million in the first six months of 2010 from $6.1 million in the prior year.  As a percentage of sales, gross profit increased to 9.8% in 2010 from 7.3% in 2009.

The increase in gross profit primarily reflects the impact of higher sales volumes and manufacturing overhead costs remaining near prior year levels.  Increases in wages, payroll taxes, operating supplies and repairs and maintenance were offset by reductions in depreciation, rent and insurance costs.

Gross profit was negatively impacted during the quarter as RV production levels were higher than anticipated resulting in inefficiencies attributable to labor and manufacturing capacity at our cabinet door facility.  As a result, gross margins on the cabinet door business were lower than expected during the quarter.  The Company has since reduced its reliance on contract labor and added certain manufacturing equipment in the cabinet door facility to alleviate process flow issues, and expects gross margins to improve in future periods in the cabinet door business, barring any unforeseen circumstances.

Operating Income.  Operating income increased $2.2 million to $4.2 million in second quarter 2010 compared to $2.0 million in the prior year.   For six months 2010, operating income increased $5.1 million to $6.1 million from $1.0 million in 2009.  Higher sales volumes and improved fixed cost absorption positively impacted operating income in the quarter and the six months.

Distribution

Sales.  Sales increased $3.4 million or 31.1%, to $14.4 million in second quarter 2010 from $11.0 million in the prior year, primarily reflecting increased sales in a majority of the Company’s distribution facilities.  In the first six months of 2010, sales increased $3.8 million or 17.8%, to $25.0 million from $21.2 million in 2009.  This segment accounted for approximately 17% of the Company’s consolidated net sales for both the second quarter and six months of 2010.  The electronics division accounted for approximately $1.4 million and $3.5 million of the sales increase during the second quarter and six months of 2010, respectively, compared to the prior year periods.  The strength of the RV industry in the first half of 2010 (which the electronics division principally distributes to), and the previously mentioned increase in MH unit shipments (which the other distribution divisions supply), contributed to the sales volume increase in both the quarter and the six months.

Gross Profit.  Gross profit increased $0.4 million or 24.9%, to $2.0 million in second quarter 2010 from $1.6 million in 2009.  As a percentage of sales, gross profit was 13.8% in second quarter 2010 compared to 14.5% in 2009.  The decrease in gross profit as a percentage of sales for the second quarter of 2010 is primarily attributable to higher initial margins in 2009 in the newly formed electronics division, which were driven by attractive initial pricing on acquired inventory.

For the six months, gross profit increased $0.8 million or 29.5%, to $3.5 million in 2010 from $2.7 million in 2009. As a percentage of sales, gross profit increased to 13.9% from 12.6%.  The increase in gross profit as a percentage of sales for the six months of 2010 is attributable to a mix shift to less direct shipment sales from the Company’s vendors to its customers.

Operating Income.  Operating income in the second quarter of 2010 increased $0.2 million or 71.1%, to $0.5 million from $0.3 million in 2009.  For six months 2010, operating income increased $0.8 million to $0.6 million from an operating loss of $0.2 million in 2009.  Higher sales volumes in both the quarter and six months of 2010, and a $0.2 million decrease in warehouse and delivery expenses in the six months of 2010, primarily related to the electronics division, contributed to the operating income improvement.   The electronics division, which accounted for approximately 89% of the distribution sales increase in the six months of 2010, incurred lower warehouse and delivery charges than our other distribution facilities.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.5 million to $4.3 million in six months 2010 from $3.8 million in 2009.  As discussed above, the increase primarily reflected the partial reinstatement on January 1, 2010 of the base compensation reductions taken by salaried and hourly employees in the first quarter of 2009 as a result of extremely soft market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our Credit Facility (as defined herein).  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our capital expenditure plans.

Net cash used in operating activities was $3.5 million in the first six months of 2010 compared to $0.9 million in six months 2009.  Trade receivables increased $13.6 million in the first six months of 2010 from year end 2009, compared to an increase of $8.6 million in the first six months of 2009, reflecting a stronger demand cycle due to an increase in wholesale unit shipments of approximately 87% in the RV industry in the first half of 2010 compared to the first half of 2009.  Additionally, inventories increased approximately $5.9 million in the first half of 2010 from December 2009, compared to a decrease of $3.1 million in the 2009 period, primarily resulting from the increase in sales to the RV industry.   The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum quantity requirements.

The $12.2 million net increase in accounts payable and accrued liabilities in the first six months of 2010 compared to the $5.2 million net increase in the prior year period reflected seasonal demand cycles and ongoing operating cash management.

Investing Activities

Investing activities provided cash of $5.4 million in the first six months of 2010 compared to $4.4 million in 2009.  Net proceeds from the sale of property, equipment and facilities included $4.0 million and $4.3 million from the sale of the Oregon and California facilities in February 2010 and March 2010, respectively.  Cash outflows in 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million.  Approximately $2.0 million was received from the sale of the American Hardwoods operation in January 2009 and an additional $2.5 million from the June 2009 sale of the building that housed this operation.

Capital expenditures in the first six months of 2010 were $0.9 million versus $0.1 million in the prior year.  The capital plan for full year 2010 includes expenditures of up to $1.6 million.

Financing Activities

Net cash flows used in financing activities were approximately $1.6 million in the first six months of 2010 compared to $5.2 million in 2009.   For the first six months of 2010, the Company increased borrowings on its revolving line of credit by $7.5 million.  In accordance with its scheduled debt service requirements, the Company paid down approximately $0.8 million in principal on its term loan in the second quarter of 2010 and $0.8 million in principal on June 30, 2010 (beginning of third quarter 2010).  Additionally, the Company utilized the proceeds received from the sale of its Oregon and California facilities to pay down approximately $8.3 million in principal on long-term debt.   On August 2, 2010, the remaining principal of $0.5 million was paid on the State of North Carolina Economic Development Revenue bonds as planned.

For the first six months of 2009, the Company paid down approximately $4.1 million in principal on its long-term debt, of which $2.5 million was over and above its debt service requirements.  The debt repayments were funded by the net proceeds from the sale of the American Hardwoods building and by utilizing cash on hand.

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

The Credit Facility is scheduled to expire on January 3, 2011.  The interest rates for borrowings under the revolving line of credit are the Alternate Base Rate (the "ABR") plus 3.50%, or the London InterBank Offer Rate ("LIBOR") plus 4.50%.  For term loans, interest is at the ABR plus 6.50%, or LIBOR plus 7.50%. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%. The Company has the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company has elected the PIK interest option. As a result, the principal amount outstanding under the term loan increased by $1.4 million from January 2009 through June 27, 2010.  Approximately $0.3 million of the term loan increase related to PIK interest is reflected in the operating results for the six months ended June 27, 2010.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

Financial covenants were modified to establish new quarterly minimum EBITDA requirements beginning with the fiscal quarter ended March 28, 2010.  Further, the definition of Consolidated EBITDA was amended to (i)

exclude the effects of non-cash gains and losses, non-cash impairment charges, and certain non-recurring items; (ii) add back non-cash stock compensation expenses; (iii) exclude losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent; and (iv) exclude the impact of certain closed operations. For the first quarter of 2010, the minimum Consolidated EBITDA was ($584,000) versus actual Consolidated EBITDA for the same period of $1,489,000.  For the second quarter of 2010, the minimum Consolidated EBITDA was $2,204,000 versus actual Consolidated EBITDA for the same period of $4,273,000.

In addition, the monthly borrowing limits under the revolving commitments are subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for the fiscal year 2010.   The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Facility including the financial covenants.  Our current Credit Facility allows us to borrow funds based on certain percentages of accounts receivable (80% of eligible accounts) and inventories (50% of eligible inventory), less outstanding letters of credit.  As of June 27, 2010, the Company had $21.0 million outstanding and $4.4 million available under its revolving line of credit.  Finally, capital expenditures were limited to $2.25 million for any fiscal year.

In addition, effective with the second amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the consolidated statements of operations.   For both the second quarter ended June 27, 2010 and June 28, 2009 and for the comparable six months periods, amortized losses of $80,000 and $159,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  In addition, the change in the fair value of the de-designated swaps for the six months ended June 27, 2010 resulted in a charge to interest expense and the corresponding liability of $6,000.  For the six months ended June 28, 2009, the change in the fair value of the de-designated swaps resulted in a reduction to interest expense and the corresponding liability of $0.4 million.

In connection with the second amendment to the Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  See Note 8 to the Condensed Consolidated Financial Statements for further details.

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

Cash, cash equivalents, and borrowings available under our Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for the remainder of the 2010 fiscal year.  Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries and the payment cycles of our customers.  In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly.

We expect to maintain compliance with the revised minimum quarterly Consolidated EBITDA covenant based on the Company’s 2010 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the Credit Agreement prior to its expiration.

Our Credit Facility is scheduled to expire on January 3, 2011.  We currently have the intent and we believe we have the ability to refinance the Credit Facility during 2010.  Beginning in the third quarter of 2010, we commenced discussions with existing and other lenders regarding the refinancing of our Credit Facility.  We expect to complete the refinancing in the fourth quarter of 2010.   In order to classify our outstanding indebtedness as a long-term liability as of June 27, 2010, the following two criteria were required: (1) the Company must have the intent to refinance, and (2) the Company must have the ability to consummate the refinancing.  The ability to consummate the refinancing can be satisfied by either: (a) the issuance of a long-term obligation after the date of the Company‘s statement of financial position but before that statement is issued; or (b) entrance into a financing agreement before the statement of financial position is issued that clearly permits it to refinance the short-term obligation on a long-term basis on terms that are readily determinable, and certain conditions are being satisfied.  The refinancing was not completed by the time we issued our statement of financial position for the second quarter of 2010, nor was a financing agreement relating to the refinancing entered into before such time.  Based on the above criteria, our outstanding long-term indebtedness as of June 27, 2010 was classified as a current liability until such time as the refinancing or replacement of our Credit Facility is completed.

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

OTHER

Seasonality

Manufacturing and distribution operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits are generally highest in the second and third quarters.  However, depressed economic conditions in both industries distorted the historical trends in 2009.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended June 27, 2010 and in the Form 10-K for the year ended December 31, 2009.  The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the second quarter ended June 27, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date:  August 10, 2010                                                                                    By:  /s/Todd M. Cleveland
        Todd M. Cleveland
        Chief Executive Officer

Date:  August 10, 2010                                                                                     By:  /s/Andy L. Nemeth
        Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer

Date:  August 10, 2010                                                                                    By:  /s/Darin R. Schaeffer
        Darin R. Schaeffer
Vice President and Corporate Controller
(Principal Accounting Officer)