Form 10-Q
period 2010-09-26
PATRICK INDUSTRIES INC
filed 2010-11-09
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2010

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………… to ………………

Commission file number 000-03922

PATRICK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-1057796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 WEST FRANKLIN STREET, P.O. Box 638, ELKHART, IN	46515
(Address of principal executive offices)	(ZIP Code)

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
Yes ☐   No ☒

As of October 29, 2010, there were 9,313,189 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
		Page No.
ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position September 26, 2010 (Unaudited) and December 31, 2009		3

Condensed Consolidated Statements of Operations (Unaudited) Third Quarter and Nine Months Ended September 26, 2010 and September 27, 2009		4

Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 26, 2010 and September 27, 2009		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6-14

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15-25

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4.	CONTROLS AND PROCEDURES	26

PART II: OTHER INFORMATION

ITEM 1A.	RISK FACTORS	26

ITEM 6.	EXHIBITS	26

SIGNATURES		27

Exhibit Index:
Exhibit 31.1 - Certifications of Chief Executive Officer		28
Exhibit 31.2 - Certifications of Chief Financial Officer		29
Exhibit 32 - Certifications Pursuant to Section 906		30

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
	(Unaudited)
(thousands)	September 26, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$903	$60
Trade receivables, net	20,437	12,507
Inventories	26,120	17,485
Prepaid expenses and other	1,923	1,981
Assets held for sale	-	4,825
Total current assets	49,383	36,858
Property, Plant and Equipment	75,782	75,953
Less accumulated depreciation	51,825	49,520
Net property, plant and equipment, at cost	23,957	26,433
Goodwill	2,966	2,140
Intangible assets, net of accumulated amortization (2010: $730; 2009: $353)	8,088	7,047
Deferred financing costs, net of accumulated amortization (2010: $3,302; 2009: $2,185)	391	1,463
Other non-current assets	3,147	3,096
TOTAL ASSETS	$87,932	$77,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$18,925	$10,359
Short-term borrowings	23,000	13,500
Accounts payable	12,385	5,874
Accrued liabilities	7,578	5,275
Total current liabilities	61,888	35,008
Long-term debt, less current maturities and discount	-	18,408
Deferred compensation and other	5,839	5,963
Deferred tax liabilities	1,309	1,309
TOTAL LIABILITIES	69,036	60,688

SHAREHOLDERS’ EQUITY
Common stock	53,732	53,588
Accumulated other comprehensive loss	(943)	(1,181)
Additional paid-in capital	148	148
Accumulated deficit	(34,041)	(36,206)
TOTAL SHAREHOLDERS’ EQUITY	18,896	16,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,932	$77,037

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(thousands except per share data)	2010	2009	2010	2009

NET SALES	$72,785	$58,342	$220,150	$159,135
Cost of goods sold	65,021	50,918	196,172	142,002
GROSS PROFIT	7,764	7,424	23,978	17,133

Operating expenses:
Warehouse and delivery	3,110	2,602	8,884	7,789
Selling, general and administrative	3,785	3,045	11,190	9,669
Amortization of intangible assets	125	87	377	263
(Gain) loss on sale of fixed assets	26	(16)	(2,794)	(44)
Total operating expenses	7,046	5,718	17,657	17,677

OPERATING INCOME (LOSS)	718	1,706	6,321	(544)
Stock warrants revaluation	(127)	932	(192)	1,340
Interest expense, net	1,474	1,599	4,348	5,036
Income (loss) from continuing operations before income tax benefit	(629)	(825)	2,165	(6,920)
Income tax benefit	-	(77)	-	(564)
Income (loss) from continuing operations	(629)	(748)	2,165	(6,356)

Income from discontinued operations	-	203	-	1,486
Income taxes	-	77	-	564
Income from discontinued operations, net of tax	-	126	-	922
NET INCOME (LOSS)	$(629)	$(622)	$2,165	$(5,434)

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(0.07)	$(0.08)	$0.23	$(0.69)
Discontinued operations	-	0.01	-	0.10
Net income (loss)	$(0.07)	$(0.07)	$0.23	$(0.59)

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$ (0.07)	$(0.08)	$0.22	$(0.69)
Discontinued operations	-	0.01	-	0.10
Net income (loss)	$(0.07)	$(0.07)	$0.22	$(0.59)

Weighted average shares outstanding – Basic	9,401	9,237	9,335	9,173
Diluted	9,401	9,237	9,869	9,173

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sept. 26, 2010	Sept. 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,165	$(5,434)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation	3,343	3,752
Amortization of intangible assets	377	263
Stock-based compensation expense	144	71
Deferred compensation expense	181	117
Deferred income taxes	-	54
Gain on sale of fixed assets	(2,794)	(44)
Stock warrants revaluation	(192)	1,340
(Increase) decrease in cash surrender value of life insurance	(15)	135
Deferred financing amortization	1,117	949
Interest paid-in-kind	487	777
Gain on divestitures	-	(683)
Amortization of loss on interest rate swap agreements	238	239
Change in fair value of derivative financial instruments	14	(507)
Other	-	(345)
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(6,683)	(10,451)
Inventories	(5,428)	2,624
Prepaid expenses and other	61	1,070
Accounts payable and accrued liabilities	7,397	6,337
Payments on deferred compensation obligations	(312)	(266)
Net cash provided by (used in) operating activities	100	(2)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,065)	(151)
Proceeds from sale of property, equipment and facilities	8,408	66
Proceeds from sale of businesses and related facilities	-	11,824
Acquisitions	(5,690)	-
Proceeds from life insurance	-	18
Insurance premiums paid	(43)	(44)
Net cash provided by investing activities	1,610	11,713

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (payments), net	9,500	(3,790)
Principal payments on long-term debt	(10,409)	(10,245)
Payment of deferred financing/debt issuance costs	(45)	(354)
Other	87	277
Net cash used in financing activities	(867)	(14,112)
Increase (decrease) in cash and cash equivalents	843	(2,401)
Cash and cash equivalents at beginning of year	60	2,672
Cash and cash equivalents at end of period	$903	$271

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 26, 2010 and December 31, 2009, and its results of operations for the three and nine months ended September 26, 2010 and September 27, 2009, and cash flows for the nine months ended September 26, 2010 and September 27, 2009.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2009.  Operating results for the third quarter and nine months ended September 26, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	September 26, 2010	December 31, 2009
Raw materials	$15,251	$11,152
Work in process	893	954
Finished goods	1,762	1,575
Total manufactured goods	17,906	13,681
Materials purchased for resale (distribution products)	8,214	3,804
Total inventories	$26,120	$17,485

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

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at September 26, 2010 are recorded in its Manufacturing and Distribution segments.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the third quarter and nine months ended September 26, 2010.

In January 2010, the Company acquired certain assets of Quality Hardwoods Sales (“Quality Hardwoods”).  The intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $433; non-compete agreements - $190; and goodwill - $721.  (See Note 3 for further details.)

In August 2010, the Company acquired certain assets of Blazon International Group (“Blazon”).  The intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $499; non-compete agreements - $296; and goodwill - $105.  (See Note 3 for further details.)

Changes in the carrying amount of goodwill for the nine months ended September 26, 2010 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2010	$2,140	$-	$2,140
Acquisitions	721	105	826
Balance – September 26, 2010	$2,861	$105	$2,966

As of September 26, 2010, the remaining intangible assets balance of $8.1 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $6.7 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

Other intangible assets, net consist of the following as of September 26, 2010 and December 31, 2009:

(thousands)	Sept. 26, 2010	Dec. 31, 2009
Trademarks	$1,400	$1,400
Customer relationships	6,932	6,000
Non-compete agreements	486	-
	8,818	7,400
Less: accumulated amortization	(730)	(353)
Other intangible assets, net	$8,088	$7,047

Changes in the carrying value of other intangible assets for the nine months ended September 26, 2010 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2010	$7,047	$-	$7,047
Acquisitions	623	795	1,418
Amortization	(377)	-	(377)
Balance – September 26, 2010	$7,293	$795	$8,088

The intangible assets within the Distribution segment related to the Blazon acquisition will be amortized beginning in the fourth quarter of 2010.

3.	ACQUISITIONS

Quality Hardwoods Sales

On January 4, 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods, a limited liability company, for $2.0 million.  The purchase was determined to be a business combination.  The assets acquired in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The results of operations for Quality Hardwoods are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  See Note 2 “Goodwill and Other Intangible Assets” for details of the intangible assets recorded as a result of the acquisition.

Blazon International Group

On August 20, 2010, the Company acquired certain assets of Blazon, a Bristol, Indiana-based distributor of wiring, electrical, plumbing and other building products to the recreational vehicle and manufacturing housing industries, for $3.7 million.  This acquisition adds new products and expands the Company’s existing recreational vehicle and manufactured housing distribution presence.  The results of operations for Blazon are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.  See Note 2 “Goodwill and Other Intangible Assets” for details of the intangible assets recorded as a result of the acquisition.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized during the fourth quarter of 2010.   In addition to the goodwill and intangibles acquired and noted in Note 2, the Company acquired typical working capital items of trade receivables, inventories, prepaid expenses and accounts payables, netting $2.8 million as of the acquisition date as follows:

(thousands)
Trade receivables	$1,247
Inventories	2,537
Prepaid expenses	40
Accounts payables	(1,048)
Net	$2,776

The following unaudited pro forma information assumes the Blazon acquisition occurred as of January 1 of the periods presented.  The pro forma information contains the actual combined operating results of Blazon with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period.  Pro forma information related to the Quality Hardwoods acquisition is not included in the table below as its financial results were not considered to be significant to the Company’s operating results for the periods presented.

	Nine Months Ended
(thousands except per share data)	Sept. 26, 2010	Sept. 27, 2009
Revenue	$233,443	$170,445
Net income (loss)	2,193	(5,988)
Income (loss) per share – basic	0.23	(0.65)
Income (loss) per share – diluted	0.22	(0.65)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	DISCONTINUED OPERATIONS

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

The American Hardwoods and aluminum extrusion operations are classified as discontinued operations.  The operating results are included in income from discontinued operations on the condensed consolidated statements of operations.  Operating results through their respective sale dates are as follows:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net sales:
American Hardwoods	$-	$-	$-	$449
Aluminum extrusion operation	-	-	-	13,282
Total net sales	$-	$-	$-	$13,731
Pretax income (loss):
Operations:
American Hardwoods	$-	$-	$-	$(19)
Aluminum extrusion operation	-	-	-	822
Total pretax income on operations	-	-	-	803
Gain on sale of American Hardwoods	-	(251)	-	229
Gain on sale of aluminum extrusion operation	-	454	-	454
Total pretax income	$-	$203	$-	$1,486
After-tax income:
Operations	$-	$-	$-	$499
Gain on sale	-	126	-	423
Total after-tax income	$-	$126	$-	$922

The after-tax income from discontinued operations for the third quarter and nine months ended September 27, 2009 reflects certain intra-period adjustments to income tax expense related to taxable income from discontinued operations.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions required by U.S. GAAP. The Company recorded compensation expense of $66,000 and $20,000 for the third quarter ended September 26, 2010 and September 27, 2010, respectively, for its stock-based compensation plans on the condensed consolidated statements of operations.  For the comparable nine months periods, the Company recorded $144,000 and $71,000, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2009 and 2010: 117,500 shares on May 21, 2009; 3,500 shares on June 22, 2009; 10,000 shares on September 21, 2009; 20,000 shares on October 1, 2009; and 131,000 shares on May 20, 2010.  In addition, the Board of Directors approved the grant of 495,000 shares related to stock options on May 21, 2009.

As of September 26, 2010, there was approximately $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 22 months.

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

Basic and diluted earnings per common share for the third quarter and nine months periods were calculated using the weighted average shares as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(thousands)	2010	2009	2010	2009
Weighted average common shares outstanding - basic	9,401	9,237	9,335	9,173
Effect of potentially dilutive securities	-	-	534	-
Weighted average common shares outstanding - diluted	9,401	9,237	9,869	9,173

For both the third quarter ended September 26, 2010 and September 27, 2009, and for the nine months ended September 27, 2009, there is no difference in basic and diluted earnings per share since a net loss was recorded in each of those periods resulting in all common stock equivalents having no dilutive effect.  In the third quarter of 2010, potentially dilutive securities totaling approximately 178,800 shares related to stock options and 246,700 shares related to stock warrants were excluded from diluted earnings per common share because of their anti-dilutive effect.  Potentially dilutive securities totaling approximately 261,600 shares related to stock options and 307,100 shares related to stock warrants in third quarter 2009, and 108,600 shares related to stock options and 132,000 shares related to stock warrants in nine months 2009 were excluded from diluted earnings per common share.

7.	GAIN ON SALE OF FIXED ASSETS

In the fourth quarter of 2009, the Company entered into a listing agreement to sell its manufacturing and distribution facility in Woodburn, Oregon.  Approximately $3.2 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a pretax gain on sale of approximately $0.8 million.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a total pretax gain on sale of approximately $2.7 million.   Approximately $2.0 million of the total pretax gain on sale was recognized in the Company’s first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments as required by U.S. GAAP beginning in the second quarter of 2010.  The deferred gain recognized during the third quarter and nine months ended September 26, 2010 was $0.1 million and $0.2 million, respectively.

8.	COMPREHENSIVE INCOME (LOSS)

The changes in the components of comprehensive income (loss) are as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
(thousands)	2010	2009	2010	2009
Net income (loss)	$(629)	$(622)	$2,165	$(5,434)
Amortization of unrealized losses on discontinued cash flow hedges	79	80	238	239
Comprehensive income (loss)	$(550)	$(542)	$2,403	$(5,195)

As of September 26, 2010 and September 27, 2009, the accumulated other comprehensive loss, net of tax, relating to unrealized losses on discontinued cash flow hedges and changes in accumulated pension benefit was $0.9 million and $1.2 million, respectively.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

For the third quarter ended September 26, 2010 and September 27, 2009, amortized losses of $79,000 and $80,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations. Amortized losses of $0.2 million were recognized in the comparable nine months periods in both 2010 and 2009.

In addition, the change in the fair value of the de-designated swaps for the nine months ended September 26, 2010 resulted in a charge to interest expense and the corresponding liability of $14,000.  For the nine months ended September 27, 2009, the change in the fair value of the de-designated swaps resulted in a reduction to interest expense and the corresponding liability of $0.5 million.  The fair value of the de-designated swaps, which was $1.552 million and $1.538 million at September 26, 2010 and December 31, 2009, respectively, is included in the deferred compensation and other line on the condensed consolidated statements of financial position.

The absolute value of the notional amounts of derivative contracts for the Company approximated $17.4 million and $18.5 million at September 26, 2010 and December 31, 2009, respectively.  Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability.  The Company does not use derivative financial instruments for speculative purposes.

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

The fair value of the warrants as of September 26, 2010 and September 27, 2009 is as follows:

(thousands)	Sept. 26, 2010	Sept. 27, 2009
Balance at beginning of period	$1,031	$214
Change in fair value, included in earnings	(192)	1,340
Balance at end of period	$839	$1,554

The Company’s warrants were measured at fair value on a recurring basis as of September 26, 2010 and were valued using Level 2 valuation methodologies. The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants expected life for valuation purposes.

10.	FAIR VALUE MEASUREMENTS

As of September 26, 2010 and September 27, 2009, liabilities of $1.6 million and $1.7 million, respectively, have been recognized in deferred compensation and other on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and warrants.  The interest rate swaps are valued based on the LIBOR yield curve and the fair market values are provided by the Company’s lending institution.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 26, 2010 and December 31, 2009 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of September 26, 2010 and December 31, 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

11.	LONG-TERM DEBT

The Company’s financial statements at September 26, 2010 reflect a deficit in working capital (total current assets less total current liabilities) of approximately $12.5 million primarily as a result of the classification of its credit facility as short-term.    Because the credit facility is scheduled to expire on January 3, 2011 and the Company did not enter into a financing agreement with its existing or other lenders before the issuance of the statement of financial position for the third quarter of 2010, U.S. GAAP requires that all of the Company’s outstanding long-term indebtedness as of September 26, 2010 be classified as a current liability until such time as the refinancing or replacement of the current credit facility is completed.  The Company has the intent and believes it has the ability to refinance or replace its existing credit facility or extend the existing credit facility for a short period of time to allow a new facility to be put in place to meet both short-term and long-term operating needs.

12.	INCOME TAXES

The Company had a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $19.1 million at September 26, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate for 2010 and 2009 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

A tax benefit from continuing operations of $0.1 million and $0.6 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in the third quarter and nine months of 2009, respectively.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 0% for both the third quarter and nine months of 2010 and 2009.

13.	SEGMENT INFORMATION

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

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.

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

The tables below present unaudited information about the sales and operating income (loss) of those segments.

Third Quarter Ended September 26, 2010:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$57,004	$15,781	$72,785
Intersegment sales	3,057	19	3,076
Operating income	2,109	310	2,419

Third Quarter Ended September 27, 2009:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$46,212	$12,130	$58,342
Intersegment sales	2,491	-	2,491
Operating income	3,139	330	3,469

Nine Months Ended September 26, 2010:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$179,396	$40,754	$220,150
Intersegment sales	9,562	38	9,600
Operating income	8,205	876	9,081

Nine Months Ended September 27, 2009:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$125,798	$33,337	$159,135
Intersegment sales	6,585	1	6,586
Operating income	4,092	111	4,203

Reconciliation of segment operating income to consolidated operating income (loss):

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 26,	Sept.27,	Sept. 26,	Sept. 27,
	2010	2009	2010	2009
Operating income for reportable segments	$2,419	$3,469	$9,081	$4,203
Corporate incentive agreements	352	174	1,056	1,156
Gain (loss) on sale of fixed assets	(26)	16	2,794	44
Unallocated corporate expenses	(1,902)	(1,866)	(6,233)	(5,684)
Amortization of intangible assets	(125)	(87)	(377)	(263)
Consolidated operating income (loss)	$718	$1,706	$6,321	$(544)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.   In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 25 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
General
Third Quarter and Nine Months Ended September 26, 2010 Compared to 2009

REVIEW BY BUSINESS SEGMENT
General
Third Quarter and Nine Months Ended September 26, 2010 Compared to 2009
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

While uncertainty surrounding the future course of the global economy helped fuel the decline in our sales to the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets in prior periods, we have seen improvement in two of the primary markets that we serve.  The RV industry, which represented 58% of the Company’s nine months 2010 sales, continued to strengthen in the first nine months of 2010 as evidenced by higher production levels and wholesale unit shipments versus the prior period.  According to the Recreational Vehicle Industry Association (“RVIA”), the RV industry experienced an increase in wholesale unit shipments of approximately 19% for the third quarter of 2010 compared to the prior year, reflecting the fourth consecutive quarter over quarter increase in shipments following declines in the previous 11 fiscal quarters.  On a year-to-date basis, unit shipment levels increased 60% versus the comparable prior year period.  Additionally, many of our existing customers have increased production and capacity as well as added to their workforce in the first nine months of 2010 compared to 2009.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry once the industry fully recovers from the recent economic recession.  Demographic trends point to positive conditions for this particular market sector in the long-term.  As a result of the recent short-term demand strength, the RVIA is predicting a 45% increase in full year 2010 unit shipments compared to the full year 2009 level.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 14% of the Company’s sales in the first nine months of 2010, also showed signs of improvement in the first nine months of 2010.  New housing starts for the first nine months of 2010 increased approximately 9% from the comparable period in 2009 (as reported by the U.S. Department of Commerce).  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, and we believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  While the National Association of Homebuilders (as of October 22, 2010) has forecasted a 9% increase in total housing starts for the full year 2010 compared to 2009, we remain cautious about further growth in the industrial sector due to restricted credit conditions and current uncertainty related to general economic conditions and the large numbers of repossessed homes in the marketplace.  In the long-term, residential expenditure growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

The MH industry, which represented approximately 28% of the Company’s sales in the first nine months of 2010, continues to be negatively impacted by a lack of financing and the availability of credit, job losses, and excess residential housing foreclosure inventories even though the industry has begun to shows signs of improvement.  According to industry sources, wholesale unit shipments increased approximately 2% from the third quarter of 2009.  On a year-to-date basis, unit shipment levels increased approximately 6% versus the comparable prior year period.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing.  The Company currently estimates MH unit shipments for full year 2010 to be up by approximately 1% compared to full year 2009 levels.

Although we have seen improvements in the RV and MH markets in the first nine months of 2010, particularly in terms of higher unit shipment levels, we anticipate conditions to soften in these industries through the remainder of 2010 due to the normal seasonal demand cycle coupled with the stronger than expected ramp up of shipments in the beginning of the year.  In the RV market, consumers still remain cautious when deciding whether or not to purchase discretionary items such as RVs.

In addition, higher energy costs continue to affect the costs of raw materials.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.  In the last two years, there have been concerns about the allegedly defective drywall manufactured in China and sold in the U.S.  We do not believe that we have had any exposure to such products because we purchase our drywall materials from domestic suppliers that have certified to us that their products were not manufactured in China.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  As we navigate through the remainder of 2010 in anticipation of sustainable improvement in market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for the remainder of our 2010 fiscal year include earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash management, liquidity maximization, debt reduction, improved net income, and the refinancing of our credit facility.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In the first nine months of 2010, capital expenditures were approximately $1.1 million based on our capital needs and cash management priorities.  The capital plan for full year 2010 includes estimated expenditures of up to $1.6 million.

REVIEW OF CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

Third Quarter and Nine Months Ended September 26, 2010 Compared to 2009

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 27,	Sept. 26,	Sept. 27,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.3	87.3	89.1	89.2
Gross profit	10.7	12.7	10.9	10.8
Warehouse and delivery	4.3	4.5	4.0	4.9
Selling, general and administrative expenses	5.2	5.2	5.1	6.1
Amortization of intangible assets	0.2	0.1	0.2	0.1
Gain on sale of fixed assets	-	-	(1.3)	-
Operating income (loss)	1.0	2.9	2.9	(0.3)
Stock warrants revaluation	(0.2)	1.6	(0.1)	0.8
Interest expense, net	2.0	2.7	2.0	3.2
Income tax benefit	-	(0.1)	-	(0.3)
Income (loss) from continuing operations	(0.8)	(1.3)	1.0	(4.0)

Net Sales.  Net sales increased $14.5 million or 24.8%, to $72.8 million in third quarter 2010 from $58.3 million in the comparable prior year period. For the nine months ended September 26, 2010, net sales increased $61.1 million or 38.3%, to $220.2 million from $159.1 million in the prior year period.  The increase in net sales for both the quarter and year-to-date periods primarily reflects improving conditions in the RV industry, which represented approximately 56% and 58% of the Company’s sales in the third quarter and nine months of 2010, respectively.  According to industry associations, wholesale unit shipments in the RV industry increased approximately 19% and 60% in the third quarter and nine months of 2010, respectively, compared to 2009.

The MH industry represented approximately 30% and 28% of the Company’s sales in the third quarter and nine months of 2010, respectively.  This industry began to show signs of improvement in the second quarter of 2010 as unit shipments increased approximately 16% from the prior year period, marking the first quarter-over-quarter increase in unit shipments since 2006.  In the third quarter of 2010, unit shipments were up approximately 2% compared to the prior year period.  On a year-to-date basis, MH unit shipments were up approximately 6% from 2009.

The industrial market sector accounted for approximately 14% of the Company’s third quarter and nine months 2010 sales.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which saw an increase in new housing starts of approximately 9% for the first nine months of 2010 (as reported by the U.S. Department of Commerce).  The increase in new housing starts is not expected to impact the Company’s industrial revenue base until late in 2010 and into 2011 as our sales to this market generally lag new residential housing starts by six to twelve months.  Although improvements were seen in both the RV and MH industries during the first nine months of 2010, the Company anticipates that it will still face challenges in these industries due to the lingering impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs.

Cost of Goods Sold.  Cost of goods sold increased $14.1 million or 27.7%, to $65.0 million in third quarter 2010 from $50.9 million in 2009. For the nine months ended September 26, 2010, cost of goods sold increased $54.2 million or 38.2%, to $196.2 million from $142.0 million in the prior year period.  As a percentage of net sales, cost of goods sold increased during the quarter to 89.3% from 87.3%.  For the first nine months of 2010, cost of goods sold as a percentage of net sales decreased to 89.1% from 89.2%.

While sales levels improved in the quarter and year to date over the prior year, cost of goods sold was negatively impacted by production inefficiencies and labor variances at our cabinet door facility as a result of significant volatility in total volumes from month to month at this facility. As a result, gross margins on the cabinet door business were lower than expected during the third quarter of 2010.  We continue to work to manage the production and labor issues at this facility and have made organizational changes to improve profitability in the future, barring any unforeseen circumstances.

Notwithstanding the issues related to this particular operation, we believe that the impact of the acquisition of several new product lines during 2010, including the cabinet door business acquired in the first quarter of 2010, and the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, will provide positive contribution to operating profitability in the upcoming quarters.  Cost of goods sold benefitted in the nine months of 2010 from the absorption of fixed manufacturing costs over a larger sales base and our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $0.3 million or 4.6%, to $7.8 million in third quarter 2010 from $7.4 million in 2009.  As a percentage of net sales, gross profit decreased to 10.7% in 2010 from 12.7% in the same period in 2009.  For the nine months, gross profit increased $6.9 million or 40.0%, to $24.0 million in 2010 from $17.1 million in 2009.  As a percentage of net sales, gross profit increased to 10.9% for the nine months of 2010 from 10.8% in the same period in 2009.  The change in gross profit for both the quarter and year-to-date periods is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.5 million or 19.5%, to $3.1 million in third quarter 2010 from $2.6 million in 2009, primarily reflecting the impact of additional incremental common carrier expenses, fuel costs, and freight charges due to higher sales volumes.  As a percentage of net sales, warehouse and delivery expenses were 4.3% and 4.5% in third quarter 2010 and 2009, respectively.

Warehouse and delivery expenses increased $1.1 million or 14.1%, to $8.9 million in the first nine months of 2010 from $7.8 million in 2009.   As a percentage of net sales, warehouse and delivery expenses were 4.0% for 2010 and 4.9% for 2009.  The decrease as a percentage of net sales for the first nine months of 2010 reflected declines in certain fixed costs such as building charges, fleet rental and group insurance costs despite the increase in sales volumes.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $0.7 million or 24.3%, to $3.8 million in third quarter 2010 from $3.1 million in 2009.  For the nine months, SG&A expenses increased $1.5 million or 15.7%, to $11.2 million in 2010 from $9.7 million in 2009.  The increase in SG&A expenses for the current year periods included higher compensation levels for salaried and hourly employees, which reflected the partial reinstatement on January 1, 2010 of the base compensation reductions that were taken by all hourly and salaried employees in the first quarter of 2009, and to a lesser extent, increased headcount that was related to higher sales volumes.  The increase in SG&A expenses was partially offset by a reduction in bad debt expense of approximately $0.1 million and $0.8 million in the third quarter and nine months of 2010, respectively, compared to the prior year.   As a percentage of net sales, SG&A expenses were 5.2% for both the third quarter of 2010 and 2009, and were 5.1% in nine months 2010 compared to 6.1% in 2009, reflecting both an increased revenue base which was not offset by incremental increases in compensation related expenses despite the partial wage reinstatements, and certain non-compensation related fixed costs that remained relatively constant despite the increase in net sales in the third quarter and nine months of 2010.

Amortization of Intangible Assets.   In conjunction with the acquisition of a cabinet door business in January 2010, the Company recognized $0.6 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 5 years.  As a result, amortization expense increased $38,000 and $114,000 in the third quarter and nine months of 2010, respectively, compared to the prior year.

In conjunction with the acquisition of the wiring, electrical and plumbing products distribution business of Blazon International Group (“Blazon”) in late August 2010, the Company recognized $0.8 million in certain finite-lived intangible assets. These intangible assets will be amortized over periods ranging from 3 to 6 years beginning in the fourth quarter of 2010 as a result of the finalization of the fair value of the intangible assets in late October 2010.

Gain on Sale of Fixed Assets.    During the first quarter of 2010, the Company sold the facilities housing its manufacturing and distribution operations in Oregon and California and recorded a pretax gain on sale of approximately $0.8 million and $2.0 million, respectively.  Because the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and is being offset against future lease payments that are included in cost of goods sold as required by U.S. GAAP.  See Note 7 to the Condensed Consolidated Financial Statements for further details.

Operating Income (Loss).    Operating income was $0.7 million in third quarter 2010 compared to $1.7 million in 2009.  For the nine months, operating income was $6.3 million in 2010 compared to an operating loss of $0.5 million in 2009.  The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.1 million in third quarter 2010 and expense of $0.9 million in the comparable prior year period represent non-cash charges/credits related to mark-to-market accounting for common stock warrants issued to certain of the Company’s senior lenders in conjunction with the December 2008 amendment to the Company’s Credit Agreement dated May 18, 2007 (the “Credit Agreement”).  For the first nine months of 2010, the stock revaluation credit was $0.2 million compared to a charge of $1.3 million in 2009.  See Note 9 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.1 million and $0.7 million in the third quarter and nine months of 2010, respectively, compared to the prior year.  The decrease primarily reflects a net reduction in total debt outstanding due to scheduled principal payments on the Company’s senior notes and the industrial and economic development revenue bonds, and the application of the net proceeds from the sale of American Hardwoods and the aluminum extrusion operations in 2009 and the sales of certain manufacturing and distribution facilities in 2009 and in the first quarter of 2010.

Income Tax Benefit–Continuing Operations.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse as of December 31, 2009 and September 26, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate varies from the expected statutory rate primarily due to the recognition in 2010 of the deferred tax asset resulting from the utilization of federal and state net operating loss carryforwards, and in 2009, the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for 2009.  A tax benefit from continuing operations of $0.1 million and $0.6 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in the third quarter and nine months of 2009, respectively.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 0% for both the third quarter and nine months of 2010 and 2009.   At September 26, 2010, the Company’s federal and state net operating loss carryforwards exceeded potential taxable income for 2010.

Income From Discontinued Operations, Net of Tax.  Discontinued operations in 2009 included the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation

(through its sale in July 2009).  After-tax income from discontinued operations in third quarter 2009 was $0.1 million or $0.01 per diluted share.  For the nine months of 2009, after-tax income from discontinued operations of $0.9 million or $0.10 per diluted share included income from operations of $0.5 million and a net gain on sale related to American Hardwoods and the aluminum extrusion operation of approximately $0.4 million.  See Note 4 to the Condensed Consolidated Financial Statements for further details.

Net Income (Loss).  The net loss for both the third quarter 2010 and 2009 was $0.6 million or $0.07 per diluted share.  For the nine months, net income was $2.2 million or $0.22 per diluted share in 2010 compared to a net loss of $5.4 million or $0.59 per diluted share for 2009.  The changes in the net income (loss) reflect the impact of the items previously discussed.

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

•
Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.   Previously, this segment included the American Hardwoods operation that was sold in January 2009 and was classified as a discontinued operation for all periods presented.

Third Quarter and Nine Months Ended September 26, 2010 Compared to 2009

General

Sales pertaining to the manufacturing and distribution segments as stated in the following discussions include intersegment sales.  In addition, gross profit includes the impact of intersegment operating activity.

Manufacturing

Sales.  Sales increased $11.4 million or 23.3%, to $60.1 million in third quarter 2010 from $48.7 million in the prior year quarter.  In the first nine months of 2010, sales increased $56.6 million or 42.7%, to $189.0 million from $132.4 million in 2009.  This segment accounted for approximately 78% and 81% of the Company’s consolidated net sales for the third quarter and nine months of 2010, respectively.  An increase in wholesale unit shipments in the RV industry of 19% and 60% in the third quarter and nine months of 2010, respectively, positively impacted sales in the quarter and the nine months.  The acquisition of a cabinet door business in January 2010 accounted for approximately $1.6 million and $6.5 million of the sales increase during the third quarter and nine months of 2010, respectively. In addition, the Company continues to gain product content per unit in the RV industry.

Gross Profit.  Gross profit decreased $0.5 million to $5.3 million in third quarter 2010 from $5.8 million in 2009.   As a percentage of sales, gross profit decreased to 8.8% in third quarter 2010 from 11.9% in the prior year.   Gross profit was negatively impacted during the quarter primarily due to production inefficiencies and labor variances at our cabinet door facility as a result of significant volatility in total volumes from month to month at this facility.  As a result, gross margins on the cabinet door business were lower than expected during the quarter.  We continue to work to manage the production and labor issues at this facility and have made organizational changes to improve profitability in the future, barring any unforeseen circumstances.

Gross profit increased $6.0 million to $17.9 million in the first nine months of 2010 from $11.9 million in the prior year.  As a percentage of sales, gross profit increased to 9.4% in 2010 from 9.0% in 2009.   The increase in gross profit for the nine months primarily reflects the impact of higher sales volumes and manufacturing overhead costs remaining near prior year levels.  Increases in wages, payroll taxes, operating supplies and repairs and maintenance were offset by reductions in depreciation, rent and insurance costs.

Operating Income.  Operating income decreased $1.0 million to $2.1 million in third quarter 2010 compared to $3.1 million in the prior year, primarily reflecting the decrease in gross profit discussed above.   For nine months 2010, operating income increased $4.1 million to $8.2 million from $4.1 million in 2009.  Higher sales volumes and improved fixed cost absorption positively impacted operating income in the nine months.

Distribution

Sales.  Sales increased $3.7 million or 30.3%, to $15.8 million in third quarter 2010 from $12.1 million in the prior year, primarily reflecting increased sales in a majority of the Company’s distribution facilities.  In the first nine months of 2010, sales increased $7.5 million or 22.4%, to $40.8 million from $33.3 million in 2009.  This segment accounted for approximately 22% and 19% of the Company’s consolidated net sales for the third quarter and nine months of 2010, respectively.  The electronics division, which was launched in the first quarter of 2009, accounted for approximately $0.8 million and $4.3 million of the sales increase during the third quarter and nine months of 2010, respectively, compared to the prior year periods.  The wiring, electrical and plumbing products division contributed approximately $1.6 million to both the third quarter and nine months sales increase.  The strength of the RV industry in the first nine months of 2010 (which the electronics division principally distributes to), and the previously mentioned increase in MH unit shipments (which the other distribution divisions supply), contributed to the sales volume increase in both the quarter and the nine months.

Gross Profit.  Gross profit increased $0.5 million or 34.1%, to $2.1 million in third quarter 2010 from $1.6 million in 2009.  As a percentage of sales, gross profit was 13.3% in third quarter 2010 compared to 13.0% in 2009.  For the nine months, gross profit increased $1.3 million or 31.2%, to $5.6 million in 2010 from $4.3 million in 2009. As a percentage of sales, gross profit increased to 13.7% from 12.8%.  The increase in gross profit as a percentage of sales for the third quarter and nine months of 2010 is primarily attributable to a mix shift to less direct shipment sales from the Company’s vendors to its customers.

Operating Income.  Operating income in the third quarter of 2010 decreased $20,000 or 6.1%, to $0.3 million.   For nine months 2010, operating income increased $0.8 million to $0.9 million from $0.1 million in 2009.  Higher sales volumes primarily contributed to the operating income improvement in the nine months of 2010.   The electronics division, which accounted for approximately 58% of the distribution sales increase in the nine months of 2010, incurred lower warehouse and delivery charges than our other distribution facilities.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.5 million to $6.2 million in nine months 2010 from $5.7 million in 2009.  As discussed above, the increase primarily reflected the partial reinstatement on January 1, 2010 of the base compensation reductions taken by salaried and hourly employees in the first quarter of 2009 as a result of extremely soft market conditions.

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

Net cash provided by operating activities was $0.1 million in the first nine months of 2010.  Trade receivables increased $6.7 million in the first nine months of 2010 from year end 2009 reflecting a stronger demand cycle due to an increase in wholesale unit shipments of approximately 60% in the RV industry in the first nine months of 2010 compared to the prior year.  Additionally, inventories increased approximately $5.4 million in the first nine months of 2010 from December 2009, compared to a decrease of $2.6 million in the 2009 period, primarily resulting from the increase in sales to the RV industry.   The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum quantity requirements.

The $7.4 million net increase in accounts payable and accrued liabilities in the first nine months of 2010 compared to the $6.3 million net increase in the prior year period reflected seasonal demand cycles and ongoing operating cash management.

Investing Activities

Investing activities provided cash of $1.6 million in the first nine months of 2010 compared to $11.7 million in 2009.  Net proceeds from the sale of property, equipment and facilities included $4.0 million and $4.3 million from the sale of the Oregon and California facilities in February 2010 and March 2010, respectively.  Cash outflows in 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million and the acquisition of the wiring, electrical and plumbing products distribution business of Blazon for $3.7 million.  In 2009, proceeds from the sale of businesses and related facilities included approximately $2.0 million from the sale of the American Hardwoods operation in January 2009 and an additional $2.5 million from the June 2009 sale of the building that housed this operation.  An additional $7.4 million was received from the sale of the aluminum extrusion operation in July 2009.

Capital expenditures in the first nine months of 2010 were $1.1 million versus $0.2 million in the prior year.  The capital plan for full year 2010 includes expenditures of up to $1.6 million.

Financing Activities

Net cash flows used in financing activities were approximately $0.9 million in the first nine months of 2010 compared to $14.1 million in 2009.   For the first nine months of 2010, the Company increased borrowings on its revolving line of credit by $9.5 million.  In accordance with its scheduled debt service requirements, the Company paid down approximately $1.6 million in principal on its term loan in the first nine months of 2010 and $1.0 million in principal on September 30, 2010 (beginning of fourth quarter 2010).  Additionally, the Company utilized the proceeds received from the sale of its Oregon and California facilities to pay down approximately $8.3 million in principal on long-term debt in February and March 2010, respectively.   On August 2, 2010, the remaining principal of $0.5 million was paid on the State of North Carolina Economic Development Revenue bonds as planned.

For the first nine months of 2009, the Company paid down approximately $10.2 million in principal on its long-term debt, of which $6.9 million was over and above its debt service requirements.  In addition, the Company reduced its borrowings on its revolving line of credit by $3.8 million.  The debt repayments were funded by the net proceeds from the sale of the American Hardwoods building and the aluminum extrusion operation, and by utilizing cash on hand.

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

The Credit Facility is scheduled to expire on January 3, 2011.  The interest rates for borrowings under the revolving line of credit are the Alternate Base Rate (the "ABR") plus 3.50%, or the London InterBank Offer Rate ("LIBOR") plus 4.50%.  For term loans, interest is at the ABR plus 6.50%, or LIBOR plus 7.50%. The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%. The Company has the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company has elected the PIK interest option. As a result, the principal amount outstanding under the term loan increased by $1.5 million from January 2009 through September 26, 2010.  Approximately $0.5 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the nine months ended September 26, 2010.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

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

The minimum Consolidated EBITDA versus the actual Consolidated EBITDA by quarter in 2010 is as follows:

	Minimum EBITDA	Actual EBITDA
First Quarter 2010	$(584,000)	$1,489,000
Second Quarter 2010	2,204,300	4,273,000
Third Quarter 2010	1,973,200	2,247,000

In addition, the monthly borrowing limits under the revolving commitments are subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for the fiscal year 2010.   The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Facility including the financial covenants.  Our current Credit Facility allows us to borrow funds based on certain percentages of accounts receivable (80% of eligible accounts) and inventories (50% of eligible inventory), less outstanding letters of credit.  As of September 26, 2010, the Company had $23.0 million outstanding and $1.1 million available under its revolving line of credit.  Finally, capital expenditures were limited to $2.25 million for any fiscal year.

In addition, effective with the second amendment to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the consolidated statements of operations.   For the third quarter ended September 26, 2010 and September 27, 2009, amortized losses of $79,000 and $80,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  Amortized losses of $0.2 million were recognized in the comparable nine months periods in both 2010 and 2009.  In addition, the change in the fair value of the de-designated swaps for the nine months ended September 26, 2010 resulted in a charge to interest expense and the corresponding liability of $14,000.  For the nine months ended September 27, 2009, the change in the fair value of the de-designated swaps resulted in a reduction to interest expense and the corresponding liability of $0.5 million.

In connection with the second amendment to the Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  See Note 9 to the Condensed Consolidated Financial Statements for further details.

Summary of Liquidity and Capital Resources

Our primary capital requirements are to meet working capital demands, meet debt service requirements, and support our capital expenditure plans.  We also have a substantial asset collateral base, which we believe if sold in the normal course, is sufficient to cover our outstanding senior debt.  We obtain additional liquidity through selling our products and collecting receivables.  We use the funds collected to pay creditors and employees and to fund working capital needs.  The Company has another source of cash through the cash surrender value of life insurance policies.  We believe that cash generated from operations, borrowings under our current Credit Facility, and additional liquidity if needed from life insurance policies, will be sufficient to fund our working capital requirements and capital expenditure programs as currently contemplated for the remainder of 2010.

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

We currently have the intent and we believe we have the ability to refinance or replace our existing credit facility, which is scheduled to expire on January 3, 2011, or extend the existing credit facility for a short period of time to allow us to put a new facility in place to meet both our short-term and long-term operating needs.   Beginning in the second quarter of 2010, we commenced discussions with existing and other lenders regarding the refinancing of our Credit Facility. In order to classify our outstanding indebtedness as a long-term liability as of September 26, 2010, the following two criteria were required: (1) the Company must have the intent to refinance, and (2) the Company must have the ability to consummate the refinancing.  The ability to consummate the refinancing can be satisfied by either: (a) the issuance of a long-term obligation after the date of the Company‘s statement of financial position but before that statement is issued; or (b) entrance into a financing agreement before the statement of financial position is issued that clearly permits it to refinance the short-term obligation on a long-term basis on terms that are readily determinable, and certain conditions are being satisfied.  The refinancing was not completed by the time we issued our statement of financial position for the third quarter of 2010, nor was a financing agreement relating to the refinancing entered into before such time.  Based on the above criteria, our outstanding long-term indebtedness as of September 26, 2010 was classified as a current liability until such time as the refinancing or replacement of our Credit Facility is completed.

If we fail to comply with the covenants under our amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.  Further, while conditions in the credit markets have improved in recent months, if unfavorable conditions were to return before the Credit Facility expires, there can be no assurance that we will be able to refinance any or all of this indebtedness.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended September 26, 2010 and in the Form 10-K for the year ended December 31, 2009.  The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 9, 2010	By:	/s/Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 9, 2010	By:	/s/Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer