Form 10-K
period 2010-12-31
PATRICK INDUSTRIES INC
filed 2011-03-30
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒  (Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 25, 2010 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 36.6% of the shares are owned by non-affiliates) was $7,908,015.  The closing market price was $2.32 on that day and 9,313,189 shares of the Company’s common stock were outstanding.  As of March 11, 2011, there were 9,460,189 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 26, 2011 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
 FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2010

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters.  Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.   Patrick Industries, Inc. does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.  You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that Patrick Industries, Inc. files with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 2010.

There are a number of factors, many of which are beyond the control of Patrick Industries, Inc., which could cause actual results and events to differ materially from those described in the forward-looking statements.  These factors include the impact of any economic downturns especially  in the residential housing market, pricing pressures due to competition, costs and availability of raw materials, availability of commercial credit, availability of retail and wholesale financing for residential and manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed residential and manufactured homes, the financial condition of our customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company’s core businesses, interest rates, oil and gasoline prices, the outcome of litigation, adverse weather conditions impacting retail sales, our ability to remain in compliance with our credit agreement covenants, and our ability to refinance or replace our existing credit facility.  In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and residential and manufactured homes.

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

PART I

ITEM 1.                  BUSINESS

Company Overview

Patrick Industries, Inc. (collectively, the “Company,” “we,” “our” or “Patrick”), which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer and distributor of building products and materials to the recreational vehicle (“RV”) and manufactured housing (“MH”) industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, household furniture, fixtures and commercial furnishings, marine, and other industrial markets.  We manufacture a variety of products including decorative vinyl and paper panels, wrapped profile mouldings, interior passage doors, cabinet doors and components, slotwall and slotwall components, and countertops.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.  We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers.  We believe that we are one of the few suppliers to the RV and MH industries that has such a nationwide network.  We maintain three manufacturing plants and two distribution facilities near our principal offices in Elkhart, Indiana, and operate nine other warehouse and distribution centers and six other manufacturing plants in eleven other states.

We have completed a number of cost reduction and efficiency improvements designed to address the downturn in general worldwide economic conditions (particularly in 2008 and 2009) that adversely affected demand for our products and services and to leverage our position to drive future growth.  These improvements included the restructuring and integration of operations, consolidation of facilities, disposition of non-core operations, streamlining of administrative and support activities, and the management of inventory levels to changes in sales levels.  In the Executive Summary section of Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that macroeconomic conditions had on our operations and in the RV, MH, and residential housing industries in 2010.

We also continued to expand both the breadth and the depth of our products and services through the integration of new and expanded product lines designed to create additional scale advantages.  See “Strategic Acquisitions, Expansion and Restructuring” below and Note 3 to the Consolidated Financial Statements in Item 8 of this report for further details.

In accordance with changes made to our internal reporting structure, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment were consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The other reportable segment, Distribution, remained the same as reported in prior periods.  Prior year results were reclassified to reflect the new reporting structure.  Financial information about Patrick’s two segments is included in Note 20 to the Consolidated Financial Statements.

Competitive Position

The RV and MH industries are highly competitive with low barriers to entry.  This level of competition carries through to the suppliers to these industries.  Across the Company’s range of products and services, competition exists primarily on price, product features, quality, and service.  We believe that the quality, service, design and price of our products and the short order turnaround time that we provide allow us to compete favorably in the RV and MH markets.  We have several competitors that compete with us on a regional and local basis.  In order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment in personnel would be required.  The other industrial markets in which we continue to expand are also highly competitive. In 2010, sales to the RV industry continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year period.  We believe that the restricted availability of capital, high unemployment, slow job growth, low consumer confidence levels, and continued depressed levels of discretionary spending will all continue to contribute to the further volatility in the markets we serve in 2011 before a sustained recovery takes hold.  Given this environment, the Company has identified several operating strategies to maintain or enhance earnings through productivity and fixed cost reduction initiatives, expansion into new product lines, and optimization of capacity utilization.

Strategy

Overview

We believe that we have developed quality-working relationships with our customers and suppliers, and have oriented our business to the needs of these customers.  These customers include all of the larger RV and MH manufacturers and a number of large to medium-sized industrial customers.  Our industrial customers generally are directly linked to the residential housing markets.  Our RV and MH customers generally demand the lowest competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers.  Our industrial customers generally are less price sensitive than our RV and MH customers, and more focused on quality customer service and quick response time.  Consequently, we have focused our efforts on driving our ‘Customer First’ performance-oriented culture by maintaining and improving the quality of our manufactured products, developing a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility and short lead times, and prioritizing the implementation of lean manufacturing principles and continuous improvement in all of our

facilities including our corporate office.   Additionally, because of the short lead times, which range from 48 hours to same day order receipt and delivery, we have intensified our focus on reducing our inventory levels with the help of some of our key suppliers with vendor managed inventory programs.  These initiatives have been instrumental in improving our operating cash flow and liquidity.  As we explore new markets and industries, we believe that these and other strategic initiatives provide us with a strong foundation for future growth.  In 2010, approximately 58% of our sales were to the RV industry, 28% to the MH industry, and 14% to the industrial and other markets.  In 2009, approximately 44% of our sales were to the RV industry, 37% to the MH industry, and 19% to the industrial and other markets.  In 2011, we expect an even higher percentage of our total sales to be concentrated in the RV industry than in 2010 primarily due to forecasted growth in the RV industry.

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

In May 2007, we purchased all of the outstanding stock of Adorn Holdings, Inc. (“Adorn”), an Elkhart, Indiana-based major manufacturer and supplier to the RV, MH and industrial markets, for $78.8 million.  This acquisition represented the largest acquisition in our history, virtually doubled our manufacturing revenues, and immediately strengthened our market position and presence in the major industries that we serve.  The consolidation of Adorn into Patrick afforded us many opportunities to realize synergies through facility rationalization, headcount reduction, vendor consolidation, and the implementation of best practices.

In the third quarter of 2008, we completed our restructuring plan (the “Restructuring Plan”) to integrate Adorn with our existing businesses which resulted in cumulative pretax charges totaling approximately $3.3 million.  Expenses associated with the Restructuring Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines.  We have realized, and expect to continue to realize, synergy savings from this acquisition on a go-forward basis.

While operating under depressed market and economic conditions throughout 2009 and into 2010, we focused our attention on fixed cost and debt reduction initiatives in order to reduce our leverage ratio, maintain operating cash flow, meet the covenants under our existing Credit Agreement (as defined herein) and maximize efficiencies from the consolidation of Adorn into Patrick.

In January 2010, we acquired the cabinet door business of Quality Hardwoods Sales (“Quality Hardwoods”).  In August 2010, we added new products and expanded our RV and MH distribution presence through the acquisition of the wiring, electrical and plumbing products distribution business of Blazon International Group (“Blazon”).

Strategic Divestitures

In an effort to strategically align our current operations with businesses within our core competencies, reduce overall fixed costs, and reduce our leverage position, we have explored and will continue to explore various alternatives for the divestiture of certain unprofitable, non-core operations.  In 2009, we sold certain assets of our American Hardwoods operation and the related operating facility for $4.5 million.  In addition, we sold certain assets of our aluminum extrusion operation in July 2009 for net cash proceeds of $7.4 million and the assumption by the buyer of approximately $2.2 million of certain accounts payable and accrued liabilities. The decision to divest these two operations was largely based on projected and potential operating losses under the current operating model and working capital requirements of these operations that led us to assess the overall fit of these operations within the parameters of our strategic plan.  The financial results of these operations for all prior periods presented were classified as discontinued operations in the consolidated financial statements.  See Note 4 to the Consolidated Financial Statements for further details.

Diversification into Other Markets

While we continually seek to improve our position as a leading supplier to the RV and MH industries, we are also seeking to expand our product lines into other industrial, commercial and institutional markets.  Many of our products, such as countertops, cabinet doors, laminated panels, slotwall, and shelving, have applications in the kitchen cabinet, household furniture, and architectural markets.  We have a dedicated sales force focused on increasing our industrial market penetration and on our diversification into additional commercial and institutional markets.

We believe that diversification into other industrial markets provides opportunities for improved operating margins with products that are complementary in nature to our current manufacturing processes.  In addition, we believe that our nationwide manufacturing and distribution capabilities enable us to position ourselves for new product expansion.

Utilization of Manufacturing Capacity

Efficiency Optimization

The acquisition and consolidation of Adorn into Patrick allowed us to increase capacity utilization at all of our consolidated manufacturing facilities.  While we increased capacity utilization as a result of our facility consolidations, the decline in volume levels due to soft industry conditions in all of the major end markets we serve resulted in unused capacity at almost all of our locations.  We have the ability to substantially increase volumes in almost all of our existing facilities without adding comparable incremental fixed costs.  With the expected continued weak economic conditions in certain parts of the country, we are continually exploring opportunities for further facility consolidation.  Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and increase the flexibility of our labor force.

Plant Consolidations / Closures

Certain manufacturing and distribution operating facilities were either sold or consolidated during 2010 and 2009 in an effort to improve operating efficiencies in the plants through increased capacity utilization, keep the overhead structure at a level consistent with operating needs, and continue the Company’s efforts to reduce its leverage position.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its custom vinyls manufacturing facility in Ocala, Florida.  This facility was sold in late December 2009 for $1.6 million resulting in a pretax gain on sale of $1.2 million.  The Ocala operations were consolidated into the Company’s Alabama and Georgia facilities.

In the fourth quarter of 2009, the Company entered into a listing agreement to sell its manufacturing and distribution facility in Woodburn, Oregon.  The Oregon facility was sold in February 2010 for $4.2 million and the Company recorded a pretax gain on sale of approximately $0.8 million in its first quarter 2010 operating results.  The Company is currently operating in the same facility under a lease agreement with the purchaser for the use of a portion of the square footage previously occupied.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  In March 2010, this facility was sold for $4.9 million and the Company recorded a pretax gain on sale of approximately $2.0 million in its first quarter 2010 operating results.  The Company is currently operating in the same facility under a lease agreement with the purchaser for the use of a portion of the square footage previously occupied.

In April 2010, we closed our manufacturing division in Madisonville, Tennessee and consolidated operations into the existing owned Mt. Joy, Pennsylvania manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the adoption of a new vertical integration strategy by one of our key manufactured housing customers in Tennessee who began to produce and supply its own interior home components.   In October 2010, we sold the RV and MH business related to our Oregon manufacturing division to a third party in order to realign company assets.  We continue to manufacture and supply high-pressure laminate product lines to our industrial customers in this market and operate our existing Distribution branch in Oregon, which continues to service the RV and MH industries.

Product Development and New Product Introductions/Discontinuations

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our market presence in all of the markets that we serve and gain entrance into other potential markets.  We remain committed to new product introduction and to new product development initiatives.  New product development is critical to growing our revenue base, keeping up with changing market conditions, and proactively addressing customer demand.  We plan to continue to devote our time and attention to manufacturing and distribution products that fit within the strategic parameters of our current business model including appropriate margin and inventory turn levels.

To further enhance our product offerings to our RV, MH and Industrial markets customers, we introduced several new products and expanded our existing product lines in 2010.  Our distribution line was expanded to include new wiring, electrical and plumbing products (via the acquisition of Blazon), adhesives, interior/exterior paints, a new laminate flooring product line, a new tile line, and house wrap.  On the manufacturing side, we expanded our existing pressed counter tops product line and began to manufacture a newly designed hardwood slide-out fascia.

In early 2009, we discontinued certain distribution product lines including our line of resilient flooring products, a ceramic tile line, and the hardwood products associated with the American Hardwoods operation.

Principal Products

Through our manufacturing divisions, we manufacture a variety of products including decorative vinyl and paper panels, wrapped profile mouldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, drawer sides and bottoms, interior passage doors, slotwall and slotwall components, and countertops.  In conjunction with our manufacturing capabilities, we also provide value added processes, including custom fabrication, edge-banding, drilling, boring, and cut-to-size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.

Manufactured laminated panels and hardwood doors contributed 56% and 18%, respectively, of total 2010 manufacturing segment sales.  The electronics division within our Distribution segment contributed 24% of total sales in this segment in 2010.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials including MDF, gypsum and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil and high-pressure laminate.  Additionally, we offer high-pressure laminate laminated to substrates such as particleboard and lauan which has many uses, including counter tops and ambulance cabinetry.  We manufacture laminate countertops and solid surface countertops, as well as slotwall and slotwall components for the retail store fixture markets.  Laminated products are used in the production of wall, cabinet, shelving, counter and fixture products with a wide variety of finishes and textures.

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

Our vinyl printing facility produces a wide variety of decorative vinyls which are 4 mil in thickness and are shipped in rolls ranging from 300-750 yards in length.  This facility produces material for both internal use by Patrick and sale to external customers.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries, and in other industrial markets.

The recent economic recession and the continuing downturn in the residential housing market has had an adverse impact on our operations, particularly in the first half of 2010 and in most of 2009 in the three primary industries in which we operate.  Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income has a negative impact on these markets.  On the RV side, the economic downturn in the fourth quarter of 2008 and the first half of 2009 severely impacted shipment levels, however, production levels were stronger than expected based on a higher demand for RV’s by retail dealers in the latter half of 2009.  In 2010, the RV industry continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus 2009.

The MH industry continues to be negatively impacted by financing concerns and a lack of available financing sources, and the current credit situation in the residential housing market puts additional pressure on consumers, who are generally using financial institutions and conventional financing as a source for these purchases.  We expect the overall declines experienced in the MH and industrial markets in 2010 and 2009 to continue into the first half of 2011.  Approximately 60% of our industrial revenue base in 2010 was associated with the U.S. residential housing market, and therefore, there is a direct correlation between the demand for our products in this market and new residential housing production.

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

Demographic and ownership trends continue to point to favorable market growth in the long-term as the number of “baby-boomers” reaching retirement is steadily increasing, products such as sports-utility RV’s are becoming attractive to younger buyers, and RV manufacturers are also providing an array of product choices,  including producing lightweight towables and smaller, fuel efficient motorhomes.  Green technologies including lightweight composite materials, solar panels, and energy-efficient components are appearing on an increasing number of RVs.  In addition, federal economic credit and stimulus packages that contain provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases may help promote sales and aid in the RV industry’s continued economic recovery.

Recreational vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association (“RVIA”).  The principal types of recreational vehicles include conventional travel trailers, folding camping trailers, fifth wheel trailers, motor homes, and conversion vehicles.  These recreational vehicles are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling.

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

Since 2000, industry-wide wholesale unit shipments of RV’s have declined 19%.  The period beginning in 2000 and continuing through 2007 resulted in seven out of the eight years with shipment levels over 300,000 units primarily due to the favorable demographic trend of the aging “baby-boomer” population, improved consumer confidence, depleted dealer inventories, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks.  Shipment levels started to soften in the third and fourth quarters of 2006 and into 2007.  In 2008, shipment levels declined approximately 33% to 237,000 units reflecting the tightest credit conditions in several decades, declining consumer confidence, reduced disposable income levels, and the generally depressed economic environment.  In 2009, shipment levels declined approximately 30% versus 2008, reflecting low consumer confidence and the continuance of unfavorable market conditions experienced by the industry in 2008.  However, production levels in the RV industry were stronger than expected in the latter half of 2009 based on a higher demand for RV’s by retail dealers. In 2010, the RV industry continued to strengthen as shipment levels increased 46% from 2009 reaching 242,300 units, the highest annual total for RV shipments in the past three years.

In anticipation of continued strengthening short-term demand, the RVIA is currently forecasting a 9% increase in full year 2011 wholesale unit shipments compared to the full year 2010 level citing an improvement in dealer demand and retail sales.  According to the RVIA, the recovery is expected to strengthen as credit availability, job security and consumer confidence improve.

The Company estimates that approximately 85% of its revenues related to the RV industry are derived from the towables sector of the market.  In 2010, the towables sector of the RV market represented approximately 90% of total units shipped into the market as a whole.  The towable units are lighter and less expensive than standard gas or diesel powered units representing a more attractive solution for the cost-conscious buyer.  From 2009 to 2010, motorized unit shipments rose approximately 91% and towable unit shipments rose approximately 42%.  We believe that we are well positioned with respect to our product mix within the RV industry to take advantage of any improved market conditions.

The following chart reflects the historical wholesale unit shipment levels in the RV industry from 2000 through 2010 per RVIA statistics:

Manufactured Housing

Manufactured homes traditionally have been one of the principal means for first time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments due to the relative lower cost of construction as compared to site-built homes.  Manufactured housing also presents an affordable alternative to site- built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes.  The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models has made them more attractive to a larger segment of homebuyers.

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

The manufactured housing industry is cyclical and is affected by the availability of alternative housing, such as apartments, town houses, condominiums and site-built housing.  In addition, interest rates, availability of financing, regional population, employment trends, and general regional economic conditions affect the sale of manufactured homes.  Since 2000, industry-wide wholesale unit shipments of manufactured homes have declined 80%.  The 2009 level of 49,800 wholesale units was at the lowest level in the last 50 years.  MH unit shipments in 2010 rose a modest 0.4% when compared to 2009.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing.  The Company currently estimates MH unit shipments for full year 2011 to increase in the range of approximately 0% to 10% compared to the full year 2010 level.

We believe that the factors responsible for the past decade-plus decline include lack of available financing and access to the asset-backed securities markets, high vacancy rates in apartments, high levels of repossessed housing inventories, over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes, as well as the generally depressed economic environment.  Additionally, low conventional mortgage rates and less restrictive lending terms for residential site-built housing over much of this period contributed to the decline as manufactured home loans generally carry a higher interest rate and less competitive terms.  Beginning in mid-1999 and continuing through 2010, the MH industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for manufactured homes for both retailers and dealers.  While there is demand for permanent rebuilding in areas damaged by major hurricanes in recent years, credit conditions remain adverse especially as a result of the recent credit crisis, and current overall economic conditions are not favorable in relation to the factors which will promote positive growth.  The availability of financing and access to the asset-backed securities market is still restricted, and we believe that employment growth and standard quality-oriented lending practices in the conventional site-built housing markets are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels in the MH industry.

The following chart reflects the historical wholesale unit shipment levels in the MH industry from 2000 through 2010 per the Manufactured Housing Institute:

Other Markets

Many of our core manufacturing products, including paper/vinyl laminated panels, shelving, drawer-sides, and high-pressure laminated panels are utilized in the kitchen cabinet, store fixture and commercial furnishings, and residential furniture markets.  These markets are generally categorized by a more performance than price driven customer base, and provide an opportunity for us to diversify our clientele, while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been severely impacted by import pressures, other segments have been less vulnerable, and therefore provide opportunities for increased sales penetration and market share gains.  While demand for our products in the residential market has been adversely impacted by the severe housing downturn, long-term growth in the residential market will be based on improved job growth, low interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures, which we believe will ultimately increase the demand for our products.

Demand in the industrial markets in which the Company competes also fluctuates with economic cycles.  Industrial demand tends to lag the housing cycle by six to twelve months and will vary based on differences in regional economic prospects.  As a result, we believe continued focus on the industrial markets will help moderate the impact of the cyclical patterns in the RV/MH markets on our operating results.  We have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to recreational vehicle and manufactured housing manufacturers and other industrial products manufacturers.  We have approximately 500 active customers.  We have five customers, who together accounted for approximately 59% and 53% of our consolidated net sales in 2010 and 2009, respectively.  We believe we have good relationships with our customers.

Sales to two different RV customers accounted for approximately 27% and 18%, respectively, of consolidated net sales of the Company for the year ended December 31, 2010.  For 2009, sales to two different customers in the RV market accounted for approximately 21% and 14%, respectively, and another customer in the MH market accounted for approximately 12% of consolidated net sales.  In 2008, sales to two different RV customers accounted for approximately 13% and 12%, respectively, of consolidated net sales.

Most products for distribution are generally purchased in carload or truckload quantities, warehoused, and then sold and delivered by us.  In addition, approximately 34% and 45% of our distribution segment’s products were shipped directly from the suppliers to our customers in 2010 and 2009, respectively.  We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers.  As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service.  We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers.  Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advanced estimation of customer orders.  We have no significant backlog of orders.

We operate 11 warehouse and distribution centers and 9 manufacturing operations located in Alabama, Arizona, California, Georgia, Illinois, Indiana, Kansas, Minnesota, Oregon, Pennsylvania, Tennessee and Texas.  By using these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

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

Suppliers

During the year ended December 31, 2010, we purchased approximately 71% of our raw materials and distributed products from twenty different suppliers.  The five largest suppliers accounted for approximately 43% of our purchases.  Our current major material suppliers with contracts through December 31, 2011 include United States Gypsum, MJB Wood Group and Tumac Lumber Company.  We have terms and conditions with these and other suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

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

Regulation and Environmental Quality

The Company’s operations are subject to certain Federal, state and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes.  Over the past several years, Patrick has taken a proactive role in certifying that the composite wood substrate materials that it uses to produce products for its customers in the RV marketplace have complied with applicable emission standards developed by the California Air Resources Board (“CARB”).  All suppliers and manufacturers of composite wood materials are required to comply with the current CARB regulations.

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

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits are generally highest in the second and third quarters.  However, seasonal industry trends have been different than in prior years primarily due to depressed economic conditions for both industries during most of 2009 and increased demand from RV dealers since the fourth quarter of 2009.

Employees

As of December 31, 2010, we had 668 employees, 565 of which were engaged directly in production, warehousing, and delivery operations; 38 in sales; and 65 in office and administrative activities.  There were no manufacturing plants or distribution centers covered by collective bargaining agreements.  Patrick continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of December 31, 2010:

Name	Position
Todd M. Cleveland	President and Chief Executive Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
Jeffrey M. Rodino	Vice President of Sales – Midwest
James S. Ritchey	Vice President of Sales - South and West
Courtney A. Blosser	Vice President of Human Resources

Todd M. Cleveland (age 42) was appointed Chief Executive Officer as of February 1, 2009.  Mr. Cleveland assumed the position of President and Chief Operating Officer of the Company in May 2008.  Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn by Patrick in May 2007.  Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992.  Mr. Cleveland has over 20 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

Andy L. Nemeth (age 41) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May 2004.  Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from 2003 to 2004, and Secretary-Treasurer from 2002 to 2003.  Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers).  Mr. Nemeth has over 19 years of manufactured housing, recreational vehicle, and industrial experience in various financial capacities.

Jeffrey M. Rodino (age 40) was appointed Vice President Sales for the Midwest as of August 2009 and elected an Officer in May 2010.  Prior to that, Mr. Rodino served in a variety of top level Sales and Marketing roles after joining Patrick and also held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick. Mr. Rodino has 17 years of experience in serving the recreational vehicle, manufacturing housing and industrial markets having held key sales management roles at ASA Electronics, Design Components (a former acquisition of Adorn), Odyssey Group/Blazon International Group, and at Adorn and Patrick.

James S. Ritchey (age 60) was appointed Vice President Sales for the South & West as of August 2009 and elected an Officer in May 2009.  Prior to that, Mr. Ritchey served in a variety of top level Sales and Marketing roles after joining Patrick and also held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick.  Mr. Ritchey has a total of 13 years of experience in serving the manufactured housing, recreational vehicle and industrial markets having held key sales management roles at Décor Gravure, Design Components (both former acquisitions of Adorn), and at Adorn and Patrick.  Mr. Ritchey’s background and experience also includes several key management roles in the office furniture industry over a 22 year span starting in 1974.

Courtney A. Blosser (age 44) was appointed Vice President of Human Resources as of October 2009 and elected an Officer in May 2010.  Prior to that, Mr. Blosser served in executive level human resource leadership roles which included Corporate Director-Human Resources, Whirlpool Corporation from 2008 to 2009, and Vice President-Human Resources, Pfizer Inc. from 1999 to 2008.  Mr. Blosser held human resource leadership roles of increasing responsibility with JM Smucker Company from 1989 to 1999.  Mr. Blosser has over 22 years of operations and human resource experience in various industries.

Website Access to Company Reports

We make available free of charge through our website, www.patrickind.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The charters of our Audit, Compensation, and Corporate Governance/Nominations Committees, our Corporate Governance Guidelines, our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are also available on the “Corporate Governance” portion of our website.  Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our results of operations have been, and may continue to be, adversely impacted by the effects of the recent worldwide macroeconomic downturn.

In 2009 and part of 2010, general worldwide economic conditions continued to experience a downturn due to the effects of the deterioration in the residential housing market, subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased commodity costs, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns  (the “economic crisis”).  These conditions adversely affected demand in the three major end-markets we serve (the recreational vehicle (“RV”), manufactured housing (“MH”) and industrial markets) in 2009 resulting in decreased sales of our component products into these markets.  Although economic conditions improved in 2010 and, as a result our sales, operating income, and cash flows improved when compared to 2009, a further deterioration in these conditions could negatively affect our operations and result in lower sales, income, and cash flows in the future.

In addition, it is still difficult at times for our customers and us to accurately forecast and plan future business activities.  If our business conditions warrant, we may be forced to close and/or consolidate certain of our operating facilities, sell assets, and/or reduce our workforce, which may result in our incurring restructuring charges.  We cannot predict the duration of the economic downturn, the timing or strength of a subsequent economic recovery or the extent to which the economic downturn will continue to negatively impact our business, financial condition and results of operations.

The continuing downturn in the residential housing market has had an adverse impact on our operations, and is expected to continue into 2011.

The residential housing market has experienced overall declines and credit concerns that are expected to continue into 2011.  Approximately 60% of our industrial revenue in 2010 is directly or indirectly influenced by conditions in the residential housing market.  The decline in demand for residential housing and the tightening of consumer credit have lowered demand for our industrial products and have had an adverse impact on our operations as a whole.  In addition, the impact of the sub-prime mortgage crisis and housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased and may continue to decrease demand for our products sold to the MH and RV industries.

We may incur significant charges or be adversely impacted by the closure of all or part of a manufacturing or distribution facility.

We periodically assess the cost structure of our operating facilities to distribute and/or manufacture and sell our products in the most efficient manner.  Our manufacturing and distribution facilities in Woodburn, Oregon and Fontana, California were sold in February and March 2010, respectively, and we are currently operating in the same facilities under a lease agreement with the purchasers for the use of a portion of the square footage previously occupied.  We incurred charges in the first quarter of 2010 related to downsizing our operations in the California facility and to accommodate the use of this facility by two different parties.  In addition, in April 2010, we closed our manufacturing division in Madisonville, Tennessee and consolidated operations into the existing owned Mt. Joy, Pennsylvania manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the adoption of a new vertical integration strategy by one of our key manufactured housing customers in Tennessee who began to produce and supply its own interior home components.   In October 2010, we sold the RV and MH business related to our Oregon manufacturing division to a third party in order to realign company assets.

Based on our assessments and if required by business conditions, we may make capital investments to move, discontinue manufacturing and/or distribution capabilities, sell or close all or part of additional manufacturing and/or distribution facilities in the future.  These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes which could result in an adverse impact on our operating results, cash flows and financial condition.

The financial condition of our customers and suppliers may deteriorate as a result of the current economic environment and competitive conditions in their markets.

The lingering effects of the recent economic crisis may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business.  Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) because of loss of suppliers or other providers.  In addition, several of our major customers are undergoing unprecedented financial distress which may result in such customers undergoing major restructuring, reorganization or other significant changes.  The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products.  If such customers become insolvent or file for bankruptcy, our ability to recover accounts receivables from those customers would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy trustee.

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result.  A decline in the financial condition of our customers could hinder our ability to collect amounts owed by customers.  In addition, such a decline could result in lower demand for our products and services.

Although we have a number of large customers, a limited number of customers account for a significant percentage of the Company’s sales and the loss of several significant customers could have a material adverse impact on our operating results.

We have a number of customers that account for a significant percentage of our net sales.  Specifically, two customers in the RV market accounted for a combined 45% of consolidated net sales in 2010.  The loss of any of our large customers could have a material adverse impact on our operating results.  We do not have long-term agreements with customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

The manufactured housing and recreational vehicle industries are highly competitive and some of our competitors may have greater resources than we do.

We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products instead of our products.  We compete not only with other suppliers to the RV and MH  producers but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and flooring.  Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products.  Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our exclusive and non-exclusive distributor contracts and agreements may be adversely impacted.

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions.  Certain competitors may also have the ability to develop innovative new products that could put the Company at a competitive disadvantage.  If we are unable to compete successfully against other manufacturers and suppliers to the RV and MH industries, we could lose customers and sales could decline, or we will not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.

Seasonality and cyclical economic conditions affect the RV and MH markets the Company serves.

The RV and MH markets are cyclical and dependent upon various factors, including the general level of economic activity, consumer confidence, interest rates, access to financing, inventory and production levels, and the cost of fuel.  Economic and demographic factors can cause substantial fluctuations in production, which in turn impact sales and operating results.  Demand for recreational vehicles and manufactured housing generally declines during the winter season.  Our sales levels and operating results could be negatively impacted by changes in any of these items.  Consequently, the results for any prior period may not be indicative of results for any future period.

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

The RV and MH industries and the industrial markets are affected by the fluctuations in the residential housing market.  As a result of the foregoing factors, our sales and operating results fluctuate, and we expect that they will continue to fluctuate in the future.  Moreover, cyclical and seasonal downturns in the residential housing market may cause us to experience operating losses.

Fuel shortages or higher prices for fuel have had, and could continue to have, an adverse impact on our operations.

The products produced by the RV industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation.  There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not significantly increase in the future.  Shortages of gasoline and diesel fuel have had a significant adverse effect on the demand for recreational vehicles in the past and would be expected to have a material adverse effect on demand in the future.  Rapid significant increases in fuel prices, as we experienced in recent years and are currently experiencing, appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels.  Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.  Approximately 58% and 44% of our sales were to the RV industry for 2010 and for 2009, respectively.  In 2011, we expect an even higher percentage of our total sales to be concentrated in the RV industry than in 2010 primarily due to forecasted growth in the RV industry.

We are dependent on third-party suppliers and manufacturers.

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

The increased cost and limited availability of raw materials may have a material adverse effect on our business and results of operations.

Prices of certain materials, including gypsum, lauan, particleboard, MDF, and other commodity products, can be volatile and change dramatically with changes in supply and demand.  Certain products are purchased from overseas and are dependent upon vessel shipping schedules and port availability.  Further, certain of our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation.  We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed.  However, it is not certain that future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities.  The recent credit crisis and its continuing impact on the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials.  Our sales levels and operating results could be negatively impacted by changes in any of these items.

We are subject to governmental and environmental regulations, and failure in our compliance efforts could result in damages, expenses or liabilities that individually or in the aggregate would have a material adverse affect on our financial condition and results of operations.

Our manufacturing businesses are subject to various governmental and environmental regulations.  Implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Company’s products.  Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission.  We currently use materials that we believe comply with government regulations.  We cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on us or the MH industry.  In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability.  Both scenarios could negatively our results of operations or financial condition.

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

At December 31, 2010, we had approximately $36.2 million of total debt under our senior secured credit facility (the “Credit Facility”).  Our indebtedness, which was primarily the result of the Adorn acquisition in 2007, as well as a greater need for working capital, may harm our financial condition and negatively impact our results of operations.  The level of indebtedness could have consequences on our future operations, including (i) making it more difficult for us to meet our payments on outstanding debt; (ii) an event of default, if we fail to comply with the financial and other restrictive covenants contained in the Credit Agreement dated May 17, 2007 (the “Credit Agreement”) governing the Credit Facility, which could result in all of our debt becoming immediately due and payable; (iii) reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; (iv) limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (v) placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (vi) creating concerns about our credit quality which could result in the loss of supplier contracts and/or customers.  Although the Company’s current lenders extended our existing Credit Facility to May 31, 2011 as modified by the Fifth Amendment to the Credit Agreement in December 2010 (the “Fifth Amendment”) in order to allow us to execute a new long-term credit facility, there can be no assurance that we will be able to refinance any or all of this indebtedness. We are currently negotiating a new long-term credit facility, as well as a subordinated debt financing required in connection with such facility.  The level of indebtedness under any new credit facility could have consequences to our future operations comparable to those described above.

Our current Credit Agreement contains various financial performance and other covenants with which we must remain in compliance.  If we do not remain in compliance with these covenants, our Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.  Any new credit facility will likewise contain various performance and other covenants and any breaches of those covenants could cause acceleration of debt beyond the Company’s ability to fund such debt.

We have a significant amount of debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us.  There can be no assurance that we will maintain compliance during 2011 with the financial covenants as modified by the Fifth Amendment. These covenants are measured on a quarterly basis and require that we attain minimum levels of Consolidated EBITDA as defined by our Credit Agreement.  In addition, there can be no assurance that we will maintain compliance during 2011 with the financial covenants contained in any new credit agreement that we may enter into to replace or refinance the existing Credit Facility.  If we fail to comply with our covenants under the Fifth Amendment and/or under any new credit agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the related indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full.  If current unfavorable credit market conditions were to persist throughout 2011, there can be no assurance that we will be able to refinance any or all of this indebtedness.

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

We depend on our cash balances, our cash flows from operations, our existing Credit Facility, and any new credit facility going forward, and borrowing against our corporate-owned life insurance policies to finance our operating requirements, capital expenditures and other needs.  If the general economic conditions that prevailed during 2009 and 2010 continue or worsen, production of RVs and manufactured homes will likely decline, resulting in reduced demand for our products.  A further decline in our operating results could negatively impact our liquidity.  In addition, the downturn in the RV and MH industries, combined with our operating results and other changes, limited our sources of financing in the past.  If our cash balances, cash flows from operations, and availability under our Credit Agreement or any new credit agreement, are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

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

We may be subject to additional charges for impairment of assets, including goodwill and other long-lived assets, due to potential declines in the fair value of those assets or a decline in expected profitability of the Company or individual reporting units of the Company.

A portion of our total assets as of December 31, 2010 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment.  Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable.  The events or changes that could require us to test our goodwill and intangible assets for impairment include a reduction in our stock price and market capitalization and changes in our estimated future cash flows, as well as changes in rates of growth in our industry or in any of our reporting units.

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

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below.  The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate.  Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;

•	historically low trading volume;

•	high concentration of shares held by institutional investors and in particular our majority shareholder, Tontine Capital Partners, L.P. and affiliates (collectively, “Tontine Capital”);

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the gain or loss of significant customers;

•	additions or departure of key personnel;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in industries in which we operate;

•	general conditions in the United States and abroad;

•	the presence or absence of short selling of our common stock;

•	future sales of our common stock or debt securities;

•	announcements by us or our competitors of technological improvements or new products; and

•	the sale by Tontine Capital or its announcement of an intention to sell, all or a portion of its equity interests in the Company.

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

As part of the consideration for amending our Credit Agreement on December 11, 2008, we entered into a Warrant Agreement under which we issued to our lenders warrants to purchase an aggregate of 474,049 shares of common stock at an exercise price per share of $1 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.  Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share during 2009.  The exercise of the Warrants would result in dilution to the holders of our common stock.  The renegotiation and extension of our current Credit Facility that expires on May 31, 2011, or any replacement credit facility, could involve the issuance of additional warrants or other equity-based arrangements, which would result in additional dilution to the holders of our common stock and could require a further adjustment to the Warrants pursuant to the anti-dilution provisions. The Company and an affiliate of Tontine Capital have executed a commitment letter whereby the Tontine Capital affiliate would provide all or a portion of the subordinated debt financing required in connection with any new credit facility.  It is expected that warrants to purchase 50,000 shares of common stock,  at an exercise price of $0.01 per share and with a term of five years, will be issued for each $1,000,000 of original principal amount of subordinated debt provided (currently expected to be approximately 250,000 shares in the aggregate).

A majority of our common stock is held by Tontine Capital, which has the ability to control all matters requiring shareholder approval and whose interests may not be aligned with the interests of our other shareholders.  In addition, the ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

As of March 11, 2011, Tontine Capital owned 5,174,963 shares of our common stock or approximately 54.7% of our total common stock outstanding.  As a result of its majority interest, Tontine Capital has the ability to control all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions.  In addition to its majority interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board.  Tontine Capital’s rights related to the appointment of directors were affirmed in a subsequent Securities Purchase Agreement with Tontine Capital, dated March 10, 2008.  On July 21, 2008, a nominee of Tontine Capital was appointed to the board.  As of March 11, 2011, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

The Company and an affiliate of Tontine Capital have executed a commitment letter whereby the Tontine Capital affiliate would provide all or a portion of the subordinated debt financing required in connection with any new credit facility.  It is expected that a warrant to purchase common stock will be issued in connection with the subordinated debt, which could increase the ownership of our common stock by Tontine Capital.

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

In addition, we are aware of one other institution that owned approximately 6% of our outstanding common stock as of December 31, 2010.

Tontine Capital indicated in a filing with the SEC in November 2008 that it would begin to explore alternatives for the disposition of its equity interests in the Company.  This filing, and any future dispositions of stock by Tontine Capital, could adversely affect the market price of our common stock.

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

Conditions within the insurance markets could impact our ability to negotiate favorable terms and conditions for various liability coverages and could potentially result in uninsured losses.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

As of December 31, 2010, the Company owned approximately 868,000 square feet of manufacturing and distribution facilities and leased an additional 667,800 square feet as listed below.

Location	Use	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution	107,000	Owned
Elkhart, IN	Manufacturing	182,000	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing	211,300	Leased to 2015
Elkhart, IN	Manufacturing & Distribution	198,000	Leased to 2018
Elkhart, IN	Design Center	4,000	Leased to 2013
Decatur, AL	Manufacturing & Distribution	94,000	Owned
Valdosta, GA	Distribution	31,000	Owned
Halstead, KS	Distribution	36,000	Owned
Waco, TX	Manufacturing & Distribution	131,000	Owned
Mt. Joy, PA	Manufacturing	33,000	Owned
Mt. Joy, PA	Distribution	56,000	Owned
Fontana, CA	Manufacturing & Distribution	72,500	Leased to 2012
Phoenix, AZ	Manufacturing	44,600	Leased to 2011
Bensenville, IL	Manufacturing	54,400	Leased to 2013
Madisonville, TN	Distribution	53,000	Leased (1)
Woodburn, OR	Distribution	30,000	Leased to 2011
New London, NC		163,000	Owned (2)

(1)	Leased on a month-to-month basis beginning in January 2011.
(2)	Represents an owned building, formerly used for manufacturing and distribution, that is currently leased to a third party through July 2012.

Pursuant to the terms of the Company’s Credit Agreement, all of its owned facilities are subject to a mortgage and security interest.

In addition, we utilize one contract warehouse located in Minnesota that houses certain of our distribution products inventory.  Remuneration to the third party owner of this facility consists of a percentage of sales to our customers from this facility in exchange for storage space and delivery services.

Lease Expirations

We believe that the facilities we occupy as of December 31, 2010 are adequate for the purposes for which they are currently being used and are well maintained.  We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations.  Use of our manufacturing facilities may vary with seasonal, economic and other business conditions.

As of December 31, 2010, we owned or leased 15 trucks, 36 tractors, 44 trailers, 108 forklifts, and 3 automobiles.  All owned and leased facilities and equipment are in good condition and are well maintained.

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

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK.  The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2010 and 2009 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010	$3.24 - $ 2.43	$3.69 - $ 2.20	$3.00 - $ 1.80	$2.32 - $ 1.67
2009	$0.80 - $ 0.01	$1.74 - $ 0.34	$5.00 - $ 1.05	$3.95 - $ 1.70

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 11, 2011, we had approximately 350 shareholders of record and approximately 1,400 beneficial holders of our common stock.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the fourth quarter of 2010, neither the Company, nor any affiliated purchaser, repurchased any of the Company’s common stock.

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

This MD&A is divided into seven major sections.  The outline for our MD&A is as follows:

EXECUTIVE SUMMARY
Company Overview and Business Segments
Overview of Markets and Related Industry Performance
Acquisitions and Sales/Consolidations of Facilities
Summary of 2010 Financial Results
2010 Initiatives and Challenges
Fiscal Year 2011 Outlook

KEY RECENT EVENTS
Majority Shareholder Proposed Acquisition of Secured Senior Subordinated Notes of Company
Credit Agreement Amendment
Senior Secured Credit Facility Financing Proposal

CONSOLIDATED OPERATING RESULTS
General
Year Ended December 31, 2010 Compared to 2009
Year Ended December 31, 2009 Compared to 2008

BUSINESS SEGMENTS
General
Year Ended December 31, 2010 Compared to 2009
Year Ended December 31, 2009 Compared to 2008

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources
Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

OTHER
Sale of Property
Purchase of Property
Inflation

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”), manufactured housing (“MH”), kitchen cabinet, household furniture, fixtures and commercial furnishings, marine, and other industrial markets and operates coast-to-coast through locations in 12 states.  Patrick's major manufactured products include decorative vinyl and paper panels, wrapped profile mouldings, interior passage doors, cabinet doors and components, slotwall and slotwall components, and countertops.  The Company also distributes drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other related products.  The Company has two reportable business segments:  Manufacturing and Distribution, which contributed approximately 80% and 20%, respectively, to 2010 net sales.

Overview of Markets and Related Industry Performance

While uncertainty surrounding the future course of the global economy helped fuel the decline in our sales to the RV, MH, and industrial markets in prior periods, we have seen improvement in two of the primary markets that we serve.  The RV industry, which represented 58% of the Company’s 2010 sales, continued to strengthen in 2010 as evidenced by higher production levels and wholesale unit shipments versus the prior year period.  According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels of 242,300 units in 2010 represented an increase of 46% versus the comparable prior year period reflecting five consecutive quarter over quarter increases in shipments following declines in the previous 13 fiscal quarters.  Although the 2010 year marked the third year in the last nine years that shipment levels fell below the 300,000-unit level, it represented the first year in which shipment levels increased in the last four years.  While the full restoration of RV sales to prior levels is projected to be slow, many of our existing customers have increased production and capacity as well as added to their workforce during 2010 compared to 2009.  Based on current economic conditions, we anticipate that RV shipments on an annualized basis should continue to improve over at least the next 24 to 36 months.  In the MH sector, full year 2010 unit shipments rose 0.4% compared to 2009 with nominal seasonal improvement and continue to be well below historical levels, especially given the current unstable condition in the residential housing market.  The continuation of the unfavorable macroeconomic conditions in most sectors of the economy in 2010, including restricted availability of capital, high unemployment, slow job growth, low consumer confidence levels, and continued depressed levels of discretionary spending, all contributed to the negative impact on  the three major markets the Company serves.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession. Although consumers still remain cautious when deciding whether or not to purchase discretionary items such as RVs, demographic trends point to positive conditions for this particular market sector in the long-term.  As a result of the recent short-term demand strength, the RVIA is predicting a 9% increase in full year 2011 unit shipments compared to the full year 2010 level as an improving economy should help keep retail sales of RVs on an upward trend in 2011.  Based on this estimated increase in unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, and the impact of the acquisitions completed in 2010, the Company expects its RV market sales concentration to increase moderately in 2011.

The MH industry, which represented approximately 28% of the Company’s sales in 2010, continues to be negatively impacted by a lack of financing and the availability of credit, job losses, and excess residential housing foreclosure inventories even though the industry has begun to shows signs of improvement.  According to industry sources, wholesale unit shipments of 50,000 in 2010 were basically flat compared to the 2009 level of 49,800 units, levels not seen since 1961.  Growth in the MH industry continues to be negatively impacted by restricted credit conditions, large inventories of traditional site-built homes, and a significant number of foreclosed homes that are available.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing.  The Company currently estimates MH unit shipments for full year 2011 to increase in the range of approximately 0% to 10% compared to the full year 2010 level.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 14% of the Company’s 2010 sales, also showed signs of improvement in 2010.  New housing starts for full year 2010 increased approximately 6% from the comparable period in 2009 (as reported by the U.S. Department of Commerce).  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, and we believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  While the National Association of Homebuilders (“NAHB”) has forecasted (as of February 25, 2011) a 15% increase in new housing starts and a 6% increase in existing single-family home sales in 2011 compared to 2010, we remain cautious about further growth in the industrial sector due to restricted credit conditions and current uncertainty related to general economic conditions and the large numbers of repossessed homes in the marketplace.  In the long-term, residential expenditure growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

In addition, higher energy costs continue to affect the costs of raw materials.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.  In the last several years, there have been concerns about the allegedly defective drywall manufactured in China and sold in the U.S.  We do not believe that we have had any exposure to such products because we purchase our drywall materials from domestic suppliers that have certified to us that their products were not manufactured in China.

Acquisitions and Sales/Consolidations of Facilities

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales (“Quality Hardwoods”) for $2.0 million.  Approximately $1.3 million of intangible assets were recorded in the Manufacturing segment as a result of the acquisition.

In August 2010, the Company acquired certain assets of Blazon International Group (“Blazon”), a Bristol, Indiana-based distributor of wiring, electrical, plumbing and other building products to the RV and MH industries.  The final purchase price was $3.8 million.  This acquisition added new products and expanded the Company’s existing RV and MH distribution presence.  Approximately $0.9 million of goodwill and intangible assets were recorded in the Distribution segment as a result of the acquisition.  See Notes 3 and 9 to the Consolidated Financial Statements for further details regarding these acquisitions.

Certain operating facilities were either sold or consolidated during 2010 to improve operating efficiencies in the plants through increased capacity utilization and to continue the Company’s efforts to reduce its leverage position.  In the first quarter of 2010, the Company’s owned facilities in Woodburn, Oregon and Fontana, California were sold with approximately $8.3 million of the net proceeds from the sales used to pay down principal on the Company’s term loan.  In addition, the Company recorded a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.  See Notes 2 and 6 to the Consolidated Financial Statements for further details.

In addition, in April 2010, we closed our manufacturing division in Madisonville, Tennessee and consolidated operations into the existing owned Mt. Joy, Pennsylvania manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the adoption of a new vertical integration strategy by one of our key manufactured housing customers in Tennessee who began to produce and supply its own interior home components.  In October 2010, we sold the RV and MH business related to our Oregon manufacturing division to a third party in order to realign company assets.  We continue to manufacture and supply high-pressure laminate product lines to our industrial customers in this market and operate our existing Distribution branch in Oregon, which continues to service the RV and MH industries.

Summary of 2010 Financial Results

Below is a summary of our 2010 financial results.  Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

Continuing operations:

•   Net sales increased $65.7 million or 30.9% in 2010 to $278.2 million, compared to $212.5 million in 2009 primarily reflecting a 46% increase in wholesale unit shipments in the RV industry in 2010 and the impact of two acquisitions completed during the year which accounted for approximately $12 million of incremental 2010 revenues.

•   Gross profit increased $6.7 million to $29.6 million or 10.7% of net sales in 2010, compared with gross profit of $22.9 million or 10.8% of net sales in 2009.  While sales levels improved over the prior year, cost of goods sold was negatively impacted by production inefficiencies and labor variances at our cabinet door facility as a result of significant volatility in total volumes from month-to-month resulting in lower than expected gross margins for this facility than expected.  Beginning in the fourth quarter of 2010, we made organizational changes and process and pricing improvements to improve profitability at this facility in the future, barring any unforeseen circumstances.

•   Operating income increased $5.1 million to $6.4 million in 2010, compared to $1.3 million in 2009.  Operating income in 2010 was positively impacted by a $2.9 million gain on the sale of fixed assets and a non-cash credit of $0.3 million related to stock warrant accounting.  Operating income in 2009 included a $1.2 million gain on the sale of fixed assets which was partially offset by a non-cash charge of $0.8 million related to stock warrant accounting.

•   Income from continuing operations was approximately $1.2 million or $0.12 per diluted share in 2010, compared to a net loss of $5.4 million or $0.59 per diluted share for 2009.  The major factors that influenced the net income/loss for both periods are described above.

Discontinued Operations:

Discontinued operations includes the operating results, as well as the net gain or loss upon sale, of American Hardwoods (January 2009) and the aluminum extrusion operation (July 2009).  After-tax income from discontinued operations in 2009 was $0.9 million or $0.10 per diluted share which was comprised of $0.8 million of income from operations related to the aluminum extrusion operation, and a $0.7 million net gain related to the completion of the two divestitures, offset by income taxes of $0.6 million.  See Note 4 to the Consolidated Financial Statements for further details.

2010 Initiatives and Challenges

In fiscal year 2010, our primary focus was on maximizing efficiencies to support the Company’s long-term strategic growth goals, managing our talent pool, and cultivating a “Customer First” performance oriented culture, and included an emphasis on earnings before interest, taxes, depreciation, and amortization (“EBITDA”), cash management, liquidity maximization, debt reduction, improved net income, focused market share growth, and the refinancing of our existing senior secured credit facility (the “Credit Facility”).

During the year, we completed a number of cost reduction and efficiency improvement initiatives designed to reduce our leverage position, keep operating costs aligned with our revenue base, and keep our overhead structure at a level consistent with our operating needs given current economic conditions.  Some of these initiatives were as follows:

•	Completed the sale of the Oregon and California facilities;
•	Closed/consolidated facilities to improve operating efficiencies in our plants through increased capacity utilization;
•	Managed inventory costs by reducing supplier lead times and minimum order requirements, and by increasing inventory turns; and
•	Focused on talent management and performance-based culture; added key personnel in sales and administrative positions where needed.

In addition, we eliminated certain product lines not fitting within the parameters of our working capital targets and enhanced other product and service offerings to the RV and MH industries through:

•	new product development and expansion into new product lines;
•	the acquisition of the cabinet door business of Quality Hardwoods in January 2010; and
•	the acquisition of various wiring, electrical lighting, plumbing and electrical products of Blazon in August 2010.

Further, the Company’s capital utilization and preservation actions during 2010 were as follows:

•
Amended our senior secured credit agreement in December 2010 to extend our Credit Facility expiration to May 31, 2011 to allow sufficient time to put in place a new facility to meet both short-term and long-term operating needs.  The amendment to the Company’s Credit Agreement (as defined) amended and/or added certain definitions, terms and reporting requirements.  See Note 12 to the Consolidated Financial Statements for further details.

•
Paid down $12.5 million of principal on long-term debt, of which approximately $8.3 million was funded through the net  proceeds from the sales of the Oregon and California operating facilities.  From May 2007 through December 31, 2010, we paid down approximately $69.4 million in debt.  In addition, during 2010, we increased borrowings under our revolving line of credit by $5.8 million primarily due to increased working capital requirements.

Fiscal Year 2011 Outlook

Although RV market conditions improved in 2010, we anticipate that the market will continue to be impacted by the residual effects of the recession and low consumer confidence during 2011, as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.  In addition, the recent sharp increase in gasoline prices, caused in part by the political uncertainty in the Middle East, may negatively affect RV demand.  While the full restoration of RV sales to prior levels is projected to be slow and uneven, we anticipate a modest increase in RV unit shipment levels in 2011 based upon increased production levels by many of our existing customers in 2010 and the current positive outlook for this industry as forecasted by the RVIA.  In addition, we anticipate an increase in production levels in the MH industry in 2011 that will continue to be well below historical pre-2008 sales levels.  New housing starts in 2011 are estimated to improve by approximately 15% year-over-year (as forecasted by the NAHB) consistent with slowly improving overall economic conditions.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  As we navigate through 2011 in anticipation of sustainable improvement in market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for 2011 include EBITDA, cash management, liquidity maximization, debt reduction, improved net income, and the refinancing of our Credit Facility.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In 2010, capital expenditures were approximately $1.4 million versus $0.3 million in 2009.  Based on the full year 2011 plan, capital expenditures are estimated to be approximately $3.8 million, which includes projected costs related to the replacement of our current management information systems.

KEY RECENT EVENTS

Majority Shareholder Proposed Acquisition of Secured Senior Subordinated Notes of Company

On February 28, 2011, the Company and an affiliate of Tontine Capital Partners, L.P. (collectively with its affiliates, “Tontine Capital”) entered into a preliminary non-binding letter of intent (the “Letter of Intent”) concerning the proposed acquisition by Tontine Capital of up to $8.0 million of secured senior subordinated notes of the Company (the “Notes”).  The Letter of Intent was disclosed in an amendment to Tontine Capital’s previously filed Schedule 13D, which amendment was filed with the SEC on March 4, 2011. The Notes, which would be issued in connection with the refinancing of the Company’s existing Credit Facility, would have a five-year maturity, with interest-only payments due over the term and the entire principal amount due at maturity.  In addition, for every $1 million of original principal amount of the Notes, the note holder would receive warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01 per share and a five-year term. Tontine Capital, which owned approximately 54.7% of our common stock as of March 11, 2011, stated that the timing of the closing of the purchase of the Notes would be dependent upon many factors, including, without limitation, the successful refinancing of the Company’s existing Credit Facility, satisfactory legal documentation and other standard conditions.  On March 15, 2011, the  Company and Tontine Capital executed a commitment letter with respect to such financing, on terms and subject to conditions substantially identical to those contained in the Letter of Intent.

Credit Agreement Amendment

On December 17, 2010, the Company entered into a Fifth Amendment to the Company’s Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment included the modification of certain definitions, terms and reporting requirements and extended the revolving termination date and term maturity date of the Company’s existing Credit Facility to May 31, 2011 to allow a new facility to be put in place to meet both short-term and long-term operating needs.  In addition, financial covenants were modified to reflect the Company’s updated operating and cash flow projections for the fiscal quarters ending on or closest to December 31, 2010 and March 31, 2011.  Borrowings under the revolving line of credit, subject to a borrowing base up to a maximum borrowing limit of $28.0 million, and the interest rates for borrowings under the revolving line of credit and the term loan of the Credit Agreement, remained unchanged.  For additional details and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report and Note 12 to the Consolidated Financial Statements.

Senior Secured Credit Facility Financing Proposal

On December 17, 2010, the Company received a proposal from Wells Fargo Capital Finance, LLC (“WFCF”) outlining the terms and conditions under which WFCF proposes to provide to the Company a four-year senior secured credit facility consisting of a $50.0 million revolving credit facility.   We are currently in negotiations with WFCF for a new long-term credit facility that we expect to have completed prior to the May 31, 2011 expiration date of our current Credit Facility.

CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

Year Ended December 31, 2010 Compared to 2009

The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.3	89.2	91.4
Restructuring charges	-	-	0.2
Gross profit	10.7	10.8	8.4
Warehouse and delivery expenses	4.2	4.8	5.1
Selling, general, and administrative expenses	5.0	5.7	8.3
Goodwill impairment	-	-	8.4
Intangible assets impairments	-	-	9.0
Restructuring charges	-	-	0.1
Amortization of intangible assets	0.2	0.2	0.5
Gain on sale of fixed assets	(1.0)	(0.5)	(1.4)
Operating income (loss)	2.3	0.6	(21.6)
Stock warrants revaluation	(0.1)	0.4	-
Interest expense, net	2.0	3.0	2.0
Income tax benefit	-	(0.2)	(3.1)
Income (loss) from continuing operations	0.4	(2.6)	(20.5)

Net Sales.  Net sales increased $65.7 million or 30.9%, to $278.2 million in 2010 from $212.5 million in 2009. The increase in net sales primarily reflects improving conditions in the RV industry and the impact of the acquisitions of Quality Hardwoods and Blazon that were completed during the year.  From a market perspective, the RV industry, which represented approximately 58% of the Company’s sales in 2010, experienced an increase in wholesale unit shipments of approximately 46% versus 2009.

In the MH industry, which represented approximately 28% of the Company’s sales in 2010, unit shipments rose 0.4% compared to 2009.  This industry began to show signs of improvement in the second quarter of 2010 as unit shipments increased approximately 16% from the prior year period, marking the first quarter-over-quarter increase in unit shipments since 2006.

The industrial market sector accounted for approximately 14% of the Company’s 2010 sales.  We estimate that approximately 60% of our industrial revenue base in 2010 was linked to the residential housing market, which saw an increase in new housing starts of approximately 6% for 2010 compared to 2009 (as reported by the U.S. Department of Commerce).  The increase in new housing starts is not expected to impact the Company’s industrial revenue base until late in 2011 as our sales to this market generally lag new residential housing starts by six to twelve months.

Although improvements were seen in both the RV and MH industries during 2010, the Company anticipates that it will still face challenges in these industries due to the lingering impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs.

Cost of Goods Sold.  Cost of goods sold increased $59.0 million or 31.1%, to $248.6 million in 2010 from $189.6 million in 2009. As a percentage of net sales, cost of goods sold increased during the year to 89.3% from 89.2%.  While sales levels improved in 2010 over the prior year, cost of goods sold was negatively impacted by increases in certain raw material prices and by some production inefficiencies and labor variances at our cabinet door facility as a result of significant volatility in total volumes from month-to-month at this facility.  As a result, gross margins on the cabinet door business were lower than expected during 2010.  Beginning in the fourth quarter of 2010, we made organizational changes and process and pricing improvements to improve profitability at this facility, barring any unforeseen circumstances.

Notwithstanding the issues related to this particular operation, we believe that the impact of the acquisition of several new product lines during 2010, including the cabinet door business acquired in the first quarter of 2010, and the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, provided positive contribution to operating profitability and will continue to do so in upcoming quarters.  Cost of goods sold benefitted in 2010 from the absorption of fixed manufacturing costs over a larger sales base and our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $6.7 million or 29.5%, to $29.6 million in 2010 from $22.9 million in 2009.  As a percentage of net sales, gross profit decreased to 10.7% in 2010 from 10.8% in the same period in 2009.  The change in gross profit from period to period is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $1.5 million or 14.2%, to $11.7 million in 2010 from $10.2 million in 2009.  As a percentage of net sales, warehouse and delivery expenses were 4.2% and 4.8% in 2010 and 2009, respectively.  The decrease as a percentage of net sales for 2010 reflected a decline in certain fixed costs such as building charges, fleet rental, and group insurance costs despite the increase in sales volumes.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $1.7 million or 14.0%, to $13.8 million in 2010 from $12.1 million in 2009.  The increase in SG&A expenses for the current year periods included higher compensation levels for salaried and hourly employees, which reflected the partial reinstatement on January 1, 2010 of the base compensation reductions that were taken by all hourly and salaried employees in the first quarter of 2009, and to a lesser extent, increased headcount that was related to higher sales volumes.  The increase in SG&A expenses was partially offset by a reduction in bad debt expense of approximately $0.8 million in 2010 compared to the prior year reflecting the Company’s continued efforts to maintain appropriate credit policies with customers and suppliers especially given tight retail credit standards and the level of consolidations/closures of RV and MH customers.   As a percentage of net sales, SG&A expenses were 5.0% for 2010 and 5.7% for 2009, reflecting both an increased revenue base which was not offset by incremental increases in compensation related expenses despite the partial wage reinstatements, and certain non-compensation related fixed costs that remained relatively constant despite the increase in net sales in 2010.

Amortization of Intangible Assets.   In conjunction with the acquisition of the cabinet door business of Quality Hardwoods in January 2010, the Company recognized $0.6 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 5 years.  Amortization expense related to this acquisition was $150,000 in 2010.

In conjunction with the acquisition of the wiring, electrical and plumbing products distribution business of Blazon in late August 2010, the Company recognized $0.8 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 6 years beginning in the fourth quarter of 2010 as a result of the finalization of the fair value of the intangible assets in late October 2010.  As a result, amortization expense related to this acquisition was $61,000 in 2010.  Total amortization expense increased $0.2 million in 2010 as a result of these two acquisitions.

Gain on Sale of Fixed Assets.    During the first quarter of 2010, the Company sold the facilities housing its manufacturing and distribution operations in Oregon and California and recorded a pretax gain on sale of approximately $0.8 million and $2.0 million, respectively.  Because the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and is being offset against future lease payments that are included in cost of goods sold.  See Note 6 to the Consolidated Financial Statements for further details.

Operating Income.    Operating income increased $5.1 million to $6.4 million in 2010 compared to $1.3 million in 2009.  The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.3 million in 2010 and expense of $0.8 million in 2009 represent non-cash charges/credits related to mark-to-market accounting for common stock warrants issued to certain of the Company’s senior lenders in conjunction with the December 2008 amendment to the Company’s Credit Agreement dated May 18, 2007 (the “Credit Agreement”).  See Note 10 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.9 million in 2010 to $5.5 million from $6.4 million in 2009.  The decrease primarily reflects a net reduction in total debt outstanding due to scheduled principal payments on the Company’s senior notes and industrial and economic development revenue bonds, the application of the net proceeds from the sale of American Hardwoods and the aluminum extrusion operations in 2009, and the sales of certain manufacturing and distribution facilities in 2009 and in the first quarter of 2010.

Income Tax Benefit–Continuing Operations.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse as of December 31, 2010 and December 31, 2009.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate varies from the expected statutory rate primarily due to the recognition in 2010 of the deferred tax asset resulting from the utilization of federal and state net operating loss carryforwards, and in 2009, the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for 2009.  A tax benefit from continuing operations of $81,000 was recognized in the fourth quarter and twelve months of 2010.  A tax benefit from continuing operations of $0.6 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in 2009.  In addition, state tax expense of approximately $95,000 was recognized in the fourth quarter and twelve months of 2009.   As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and an intra-period tax adjustment in 2009) was 20.1% for 2010 and 31.6% for 2009.   At December 31, 2010, the Company’s federal and state net operating loss carryforwards exceeded taxable income for 2010.

Income From Discontinued Operations, Net of Tax.  Discontinued operations in 2009 included the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation (through its sale in July 2009).  After-tax income from discontinued operations in 2009 was $0.9 million or $0.10 per diluted share which was comprised of $0.8 million of income from operations related to the aluminum extrusion operation and a $0.7 million net gain related to the completion of the two divestitures, offset by income taxes of $0.6 million.  See Note 4 to the Consolidated Financial Statements for further details.

Net Income (Loss).  Net income was $1.2 million or $0.12 per diluted share in 2010 compared to a net loss of $4.5 million or $0.49 per diluted share for 2009.  The changes in the net income (loss) reflect the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 7.2% in 2010 compared to 2009   principally reflecting the impact of the addition of 512,000 shares of potentially dilutive securities in 2010 with no comparable amount in 2009.   See Note 16 to the Consolidated Financial Statements for additional details.

Year Ended December 31, 2009 Compared to 2008

Net Sales.  Net sales decreased $112.7 million or 34.6%, to $212.5 million in 2009 from $325.2 million in 2008.  The decline in net sales primarily reflected the continuation of overall lower end market demand due to the economic recession and its residual effects.  In addition, reduced RV and MH retail dealer inventory levels in response to restricted credit conditions and increasing credit costs, a decline in consumer discretionary spending, and economic trends that continued to weaken in all three of the primary markets the Company serves all had an impact on the Company’s revenues.

From a market perspective, the RV industry, which represented 44% of our 2009 sales, experienced unit shipment declines of approximately 30% from year-to-year.  The MH industry, which represented approximately 37% of our 2009 sales, experienced unit shipment declines of approximately 39% from the prior year.  The industrial and other markets represented approximately 19% of our sales in 2009.  In 2009, approximately 70% of the Company’s industrial revenue base was linked to the residential housing market which continued to be impacted by depressed conditions as new housing starts for 2009 were down approximately 39% from 2008 (as reported by the U.S. Department of Commerce).

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

Cost of goods sold in 2008 also included charges of approximately $0.7 million related to the misappropriation of Company assets and the underreporting of scrap at one of the Company’s manufacturing facilities.  As a result of the investigation of this matter and a second physical inventory, the Company recorded an adjustment to reduce inventory and increase cost of goods sold at this particular facility by approximately $0.7 million during the quarter ended March 30, 2008.  The impact of the $0.7 million inventory adjustment did not have a material impact on the Company’s liquidity or Credit Agreement at March 30, 2008 or in any other prior periods.  Exclusive of the charges that impacted 2008 results, cost of goods sold as a percentage of net sales increased slightly in 2009 compared to the prior year reflecting certain fixed overhead costs that remained relatively constant despite lower sales volumes.

Restructuring Charges.  In 2008, total restructuring charges were $1.0 million or 0.3% of net sales, of which $0.8 million was included as a separate line item under cost of goods sold.  The charges were recorded in conjunction with the final phase of the restructuring plan which related to the closing of a Patrick division in the Company’s Manufacturing Segment and the consolidation of two other divisions in the Company’s Manufacturing Segment, one from a leased facility into one of the Company’s owned manufacturing facilities, and the other into one of the leased manufacturing facilities.  The restructuring plan included Adorn and Patrick workforce reductions of approximately 240 employees, of which approximately 200 were completed in 2007 and remaining 40 in 2008, facility closures, and various asset write-downs.

Restructuring charges included as a separate line item under operating expenses of approximately $0.2 million were related to severance, benefits and other costs related to the consolidation activities.  There were no restructuring charges in 2009.

Gross Profit.  Gross profit decreased $4.3 million or 16.0%, to $22.9 million in 2009 from $27.2 million in 2008.  As a percentage of net sales, gross profit increased to 10.8% in 2009 from 8.4% in 2008.  The change in gross profit from period to period was attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses decreased $6.3 million or 38.0%, to $10.2 million in 2009 from $16.5 million in 2008.  As a percentage of net sales, warehouse and delivery expenses were 4.8% and 5.1% in 2009 and 2008, respectively.  Efficiency improvements realized from the consolidation of Adorn in 2008, and a $5.9 million decline in fixed and variable costs including delivery wages, fleet rental, fuel costs and freight charges, contributed to the decline in warehouse and delivery expenses in 2009.

Selling, General, and Administrative (SG&A) Expenses.  SG&A expenses decreased $14.7 million or 54.8%, to $12.1 million in 2009 from $26.8 million in 2008.  As a percentage of net sales, SG&A expenses were 5.7% in 2009 compared to 8.3% in 2008.  The decrease in SG&A expenses was primarily attributable to our ongoing efforts to align operating costs with revenue as a result of the soft market conditions.  Administrative, office, and sales wages declined $8.0 million during the year principally reflecting a reduction in headcount during 2009 and reductions in base compensation taken by all hourly and salaried employees in first quarter 2009.  In addition, bad debt expense decreased $1.0 million in 2009 reflecting the Company’s continued efforts to maintain appropriate credit policies with customers and suppliers especially given tight retail credit standards and the level of consolidations/closures of RV and MH customers.

SG&A expenses in 2008 included the impact of $0.3 million in costs associated with certain vesting of employee retirement obligations incurred as a result of the change of control provisions associated with the completion of a  rights offering of common stock to the Company’s shareholders, stock compensation of $0.5 million related to attaining certain milestone objectives in conjunction with the Adorn consolidation plan, and $0.2 million of restructuring charges.  In 2008, we eliminated certain administrative salaried positions in an effort to continue to align our operating costs with revenues as discussed above.  SG&A expenses also included a $1.9 million increase to the allowance for doubtful accounts in 2008 that was driven principally by certain customers of the Company that closed or filed bankruptcy.

Goodwill Impairment.  The acquisition of Adorn in May 2007 resulted in the recording of $29.5 million of goodwill within the Manufacturing segment on the date of the acquisition, and represented the excess of the purchase price over the fair value of the net assets acquired.  During our annual goodwill impairment analysis in the fourth quarter of 2008, we determined that the carrying value of goodwill exceeded its implied fair value, which resulted in a goodwill impairment charge of $27.4 million.  There was no impairment recognized for goodwill for the year ended December 31, 2009 based on the results of the annual impairment analyses.

Intangible Assets Impairments.  The acquisition of Adorn in May 2007 resulted in the recording of certain intangible assets including customer relationships, trademarks and non-compete agreements within the Manufacturing segment on the date of the acquisition.  During our impairment analysis in the fourth quarter of 2008, we determined that the carrying value of these intangible assets exceeded their implied fair value, which resulted in an impairment charge of $29.3 million.  There was no impairment recognized for intangible assets for the year ended December 31, 2009.

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

Gain on Sale of Fixed Assets.  In 2009, the Company sold its Ocala, Florida facility resulting in a pretax gain on sale of approximately $1.2 million.  A pretax gain of $4.2 million from the June 2008 sale of the Company’s idle California facility and approximately $0.4 million in gains on the sale of excess equipment acquired in the Adorn acquisition and in the normal course of business were included in the 2008 results.

Operating Income (Loss).  Operating income was $1.3 million in 2009 compared to a loss of $70.2 million in 2008.  The decrease in the operating loss from period to period was primarily attributable to the impairment charges related to goodwill and other intangible assets and fixed assets, the charges related to inventory write-downs and dispositions,  reductions in SG&A and warehouse and delivery expenses, restructuring charges, and the gain on the sale of fixed assets as discussed above.

Stock Warrants Revaluation.  The stock warrants revaluation expense of $0.8 million for 2009 represented non-cash charges related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in conjunction with the December 2008 amendment to the Credit Agreement.  See Note 10 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Income Tax Benefit–Continuing Operations.  The income tax benefit for twelve months 2008 reflected a non-cash charge of approximately $18.0 million related to the establishment of a deferred tax asset valuation allowance against all of the Company’s deferred tax assets and virtually all state deferred tax assets in accordance with accounting rules requiring it to record a valuation allowance when a threshold cumulative loss period has been reached.  An additional $1.4 million valuation allowance was provided in 2009 for deferred tax assets net of deferred tax liabilities.  The tax valuation allowance did not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

The effective tax rate varies from the expected statutory rate primarily due to the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for the current period.  A tax benefit from continuing operations of approximately $0.6 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in 2009.  In addition, state tax expense of approximately $95,000 was recognized in the fourth quarter and twelve months of 2009.  The effective tax rate on continuing operations (exclusive of the valuation allowance and an intra-period tax adjustment in 2009) was 31.6% and 36.4% for 2009 and 2008, respectively.

Income (Loss) From Discontinued Operations, Net of Tax.  Discontinued operations included the operating results, as well as the net gain or loss upon sale, of American Hardwoods (through its sale in January 2009) and the aluminum extrusion operation (through its sale in July 2009).  After-tax income from discontinued operations in 2009 was $0.9 million or $0.10 per diluted share which was comprised of $0.5 million of income from operations related to the aluminum extrusion operation, and a $0.4 million net gain related to the completion of the two divestitures.  For 2008, the after-tax loss was $4.9 million or $0.61 diluted per diluted share which was comprised of a $1.0 million loss on operations and $3.9 million of estimated costs related to the write-down to fair value of certain assets pertaining to the two operations.  See Note 4 to the Consolidated Financial Statements for further details.

Net Loss.  The net loss was $4.5 million or $0.49 per diluted share for 2009 compared to $71.5 million or $8.93 per diluted share for 2008.  The changes in the net loss reflected the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 14.8% in 2009 compared to 2008.  The increase principally reflected the completion in March 2008 of the private placement of 1,125,000 shares of common stock and the sale in June 2008 of 1,850,000 shares in connection with the rights offering.  Based on the timing of these two transactions, the shares were outstanding for the full year of 2009 and for a portion of the year in 2008.

BUSINESS SEGMENTS

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

Results relating to the aluminum extrusion operation that was sold in July 2009 and which comprised the entire Engineered Solutions segment, were reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2010 Compared to 2009

General

Sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales.  In addition, gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income (loss) from continuing operations of the Company’s operating segments.  A reconciliation to consolidated totals is presented in Note 20 to the Consolidated Financial Statements.

	Years Ended December 31
(thousands)	2010	2009	2008
Sales
Manufacturing	$234,541	$177,436	$266,830
Distribution	55,557	43,821	71,416

Gross Profit
Manufacturing	20,863	15,655	15,973
Distribution	7,745	5,548	9,390

Operating Income (Loss)
Manufacturing	8,586	5,412	(57,707)
Distribution	1,186	76	1,527

Manufacturing

Sales.  Sales increased $57.1 million or 32.2%, to $234.5 million in 2010 from $177.4 million in 2009.  This segment accounted for approximately 80% of the Company’s consolidated net sales in 2010.  A 46% increase in wholesale unit shipments in the RV industry in 2010 positively impacted sales.  The sales increase in 2010 included approximately $7.4 million from the acquisition of the cabinet door business of Quality Hardwoods in January 2010.   In addition, the Company continues to gain product content per unit in the RV industry. The Company anticipates that the lingering impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs will continue to impact sales to the RV and MH markets in 2011.

Gross Profit.  Gross profit increased $5.2 million to $20.9 million in 2010 from $15.7 million in 2009.   As a percentage of sales, gross profit increased to 8.9% in 2010 from 8.8% in 2009.   The increase in gross profit in 2010 primarily reflects the impact of higher sales volumes and manufacturing overhead costs remaining near prior year levels.  Increases in wages, payroll taxes, operating supplies and repairs and maintenance were offset by reductions in depreciation, rent and insurance costs.

Gross profit was negatively influenced during 2010 by increases in certain raw materials prices and by the impact of RV production levels that were higher than anticipated resulting in production inefficiencies and labor variances at our cabinet door facility as a result of significant volatility in total volumes from month to month at this facility.  As a result, gross margins on the cabinet door business were lower than expected during the year.  Beginning in the fourth quarter of 2010, we made organizational changes and process and pricing improvements to improve profitability at this facility in the future, barring any unforeseen circumstances.

Operating Income.  Operating income increased $3.2 million to $8.6 million in 2010 compared to $5.4 million in 2009.  Higher sales volumes and improved fixed cost absorption positively impacted operating income in 2010.

Distribution

Sales.  Sales increased $11.7 million or 26.8%, to $55.5 million in 2010 from $43.8 million in 2009, primarily reflecting increased sales in a majority of the Company’s distribution facilities.  This segment accounted for approximately 20%

of the Company’s consolidated net sales for 2010.  The wiring, electrical and plumbing products division, which was acquired in the third quarter of 2010, accounted for approximately $4.9 million or 41% of the 2010 sales increase.  The electronics division, which was launched in the first quarter of 2009, accounted for approximately $4.4 million of the sales increase during 2010 compared to 2009.  The strength of the RV industry in 2010 (which the electronics division principally distributes to) and improvements in the MH industry (which the other distribution divisions supply) contributed to the sales volume increase in the current year.

Gross Profit.  Gross profit increased $2.2 million or 39.6%, to $7.7 million in 2010 from $5.5 million in 2009.  As a percentage of sales, gross profit was 13.9% in 2010 compared to 12.7% in 2009.  The increase in gross profit as a percentage of sales for 2010 is primarily attributable to a mix shift to less direct shipment sales from the Company’s vendors to its customers.

Operating Income.  Operating income increased $1.1 million to $1.2 million in 2010 from $0.1 million in 2009.  Higher sales volumes primarily contributed to the operating income improvement in 2010.   The electronics division, which accounted for approximately 37% of the distribution sales increase in 2010, incurred lower warehouse and delivery charges than our other distribution divisions.  In addition, the newly acquired wiring, electrical and plumbing products division made a positive contribution to operating income in 2010.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.5 million to $7.2 million in 2010 from $6.7 million in 2009.  As discussed above, the increase primarily reflected the partial reinstatement on January 1, 2010 of the base compensation reductions taken by salaried and hourly employees in the first quarter of 2009 as a result of extremely soft market conditions.

Year Ended December 31, 2009 Compared to 2008

Manufacturing

Sales.  Total sales decreased $89.4 million or 33.5%, to $177.4 million in 2009 from $266.8 million in 2008.  This segment accounted for approximately 79% of the Company’s consolidated net sales in 2009.  As discussed earlier, decreased unit shipment levels in the MH and RV industries and declines in the industrial market which were exacerbated by the credit crisis in both 2009 and 2008, largely impacted the year’s results.  From a pricing perspective, overall price increases in certain commodity products were offset by pricing declines in certain other major commodity products from period to period. Additionally, pricing on gypsum related commodity products that the Company sells into the MH industry rose approximately 10% year-over-year on manufactured products.

Gross profit.  Gross profit decreased $0.3 million or 2.0%, to $15.7 million in 2009 from $16.0 million in 2008.  As a percentage of sales, gross profit increased to 8.8% in 2009 compared to 6.0% in the prior year.  The increase in gross profit as a percentage of sales in 2009 was primarily driven by charges that impacted the 2008 results, which included $3.8 million for the write down and disposal of inventory due to obsolescence and commodity market price declines,  $3.5 million related to fixed asset impairments, a $0.7 million adjustment to inventory and cost of goods sold related to the misappropriation of Company assets and underreporting of scrap at one of the Company’s manufacturing facilities, and restructuring charges of $0.8 million.

Operating income (loss).  Operating income was $5.4 million compared to an operating loss of $57.7 million in 2008.  Operating results improved in 2009 largely due to the 2008 charges discussed above and reduced administrative costs, primarily resulting from staff and wage reductions and lower warehouse and delivery expenses.   The operating loss in 2008 reflected the fixed asset impairment and inventory adjustments discussed above as well as a goodwill impairment charge of $27.4 million and an impairment charge for other intangible assets of $29.3 million.

Distribution

Sales.  Sales decreased $27.6 million or 38.6%, to $43.8 million in 2009 from $71.4 million in 2008.  This segment accounted for approximately 21% of the Company’s consolidated net sales in 2009.  The decline in sales is attributable to the approximate 39% decline in unit shipments in the MH industry, which is the primary market sector this segment serves.  The decline in sales was partially offset by pricing increases on gypsum related products of approximately 6%.   Additionally, pricing on gypsum related commodity products that the Company sells into the MH industry rose approximately 6% year-over-year on distribution products.

Gross profit.  Gross profit decreased $3.8 million or 40.9%, to $5.6 million in 2009 from $9.4 million in 2008.  As a percentage of sales, gross profit decreased to 12.7% in 2009 from 13.2% in 2008.  The decrease in gross profit dollars for 2009 was due to the decline in sales primarily resulting from decreased shipment levels in the MH industry.  The decrease in gross profit as a percentage of sales was attributable to certain fixed overhead costs decreasing but not in proportion to the lower sales volumes.

Operating income.  Operating income decreased $1.4 million or 95.0%, to $0.1 million in 2009 from $1.5 million in 2008 due primarily to the decrease in gross profit dollars described above.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $12.9 million to $6.7 million in 2009 from $19.6 million in 2008 primarily reflecting salaried and hourly headcount and wage reductions.  See Note 20 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our Credit Agreement.  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our capital expenditure plans.

Net cash provided by operating activities was $7.8 million in 2010 compared to $3.7 million in 2009.  Trade receivables decreased $3.5 million in 2010 from year-end 2009 reflecting plant shutdowns by many of our larger customers in mid-to-late December 2010 for the holiday season.  A stronger demand cycle due to an increase in wholesale unit shipments of approximately 46% in the RV industry in 2010 compared to the prior year partially offset the impact of the plant shutdowns.  Additionally, inventories increased approximately $2.0 million in 2010 from December 2009, compared to a decrease of $4.7 million in the 2009 period, primarily resulting from the increase in sales to the RV industry.   The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum quantity requirements.  Cash provided by operating activities also included a $0.3 million non-cash credit related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in December 2008 versus a non-cash charge of $0.8 million in 2009.  The $1.3 million net increase in accounts payable and accrued liabilities in both 2010 and 2009 reflected seasonal demand cycles and ongoing operating cash management.

Net cash provided by operating activities was $3.7 million in 2009 compared to $2.0 million in 2008.  Certain factors that contributed to the increase in operating cash flows in 2009, with no comparable amount in the prior year, included: (1) $0.8 million related to stock warrant accounting and (2) interest paid-in-kind (“PIK interest”) on the Company’s term loan of $1.0 million (see “Capital Resources” for further details) which were offset in part by a $0.7 million change in the fair value of two interest rate swaps entered into in connection with the Credit Facility.  In addition, the year-over-year change in operating cash flows reflected a lower net loss in 2009 that was impacted by a reduction in warehouse and delivery and SG&A expenses, all of which were in line with the Company’s operating plan to keep operating costs aligned with the revenue base given current economic conditions.  Operating cash flows in 2008 included the impact of non-cash impairment charges and inventory write-downs of approximately $64.7 million.

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

Cash provided by operating activities included a decrease in inventory levels of $4.7 million in 2009 primarily resulting from a shift in demand concentration to operations with historically better inventory turns and the Company’s continued focus on improving inventory turns and reducing inventory to levels more consistent with demand in order to maximize liquidity.  Inventory cash flows in 2008 included an adjustment of $3.8 million for the write-down and disposal of slow moving inventories due to obsolescence and commodity market price declines and a $0.7 million physical inventory adjustment at one of the Company’s manufacturing facilities.  In both 2009 and 2008, the Company focused on reducing inventory levels and managing inventory costs by closely following customer sales levels and reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum quantity requirements.

The $1.4 million net decrease to accounts payable and accrued liabilities in 2009 was due to a reduction in employee headcount, which drove lower payroll and benefit related accruals, and the discontinued operations being sold, which reduced accounts payable and accrued liabilities.

Investing Activities

Investing activities provided cash of $1.2 million in 2010 compared to $13.2 million in 2009.  Net proceeds from the sale of property, equipment and facilities included $4.0 million and $4.3 million from the sale of the Oregon and California facilities in February 2010 and March 2010, respectively.  Cash outflows in 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million and the acquisition of the wiring, electrical and plumbing products distribution business of Blazon for $3.8 million.  In 2009, proceeds from the sale of businesses and related facilities included approximately $2.0 million from the sale of the American Hardwoods operation in January 2009 and an additional $2.5 million from the June 2009 sale of the building that housed this operation. In addition, $7.4 million was received from the sale of the aluminum extrusion operation in July 2009 and $1.5 million from the sale of the Ocala, Florida facility in December 2009.  Capital expenditures in 2010 of $1.4 million included targeted capital investments to support new business and upgrade our existing management information systems.  The capital plan for full year 2011 includes expenditures of up to $3.8 million, which includes costs related to the replacement of our current management information systems.

Investing activities provided cash of $13.2 million in 2009 compared to $1.9 million in 2008.  As described above, 2009 included proceeds from the sale of the Ocala, Florida facility, the American Hardwoods operation and related operating facility, and the aluminum extrusion operation.  Approximately $6.6 million was received from the sale of the California facility in June 2008.

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

Financing Activities

Net cash flows used in financing activities were approximately $7.0 million in 2010 compared to $19.6 million in 2009.   In accordance with its scheduled debt service requirements, the Company paid down $3.5 million in principal on its term loan in 2010.  The Company also utilized the proceeds received from the sale of its Oregon and California facilities in February/March 2010 and from other asset sales to pay down approximately $8.5 million in principal on long-term debt.   In August 2010, the remaining principal of $0.5 million was paid on the State of North Carolina

Economic Development Revenue bonds as planned.   In 2010, the Company increased borrowings on its revolving line of credit by $5.8 million to finance its operations and meet working capital needs.

Our net financing cash outflows were approximately $19.6 million in 2009 compared to $1.3 million in 2008.  In 2009, the Company paid down approximately $14.5 million in principal on its long-term debt.  The additional repayments on long-term debt, including the payoff of the remaining $3.3 million of principal on industrial revenue bonds associated with the aluminum extrusion operation, were funded by the $2.5 million of net proceeds from the sale of the American Hardwoods building, the $4.4 million of net proceeds from the aluminum extrusion building and equipment sale, and the $1.5 million of net proceeds from the sale of the Ocala, Florida facility.  In addition, the remaining net proceeds of $3.0 million from the aluminum extrusion operation sale were used to reduce borrowings under the Company’s revolving line of credit.

Capital Resources

In May 2007, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility comprised of revolving credit availability of $35 million (“revolver”) and a term loan of $75 million.  The Credit Agreement provided for a five-year maturity and replaced the Company’s previous credit agreement and related term loans.  The Credit Facility’s interest was at Prime or the Eurodollar rate plus the Company’s credit spread which was based on cash flow leverage.  Subsequently, the Company entered into five amendments to this Credit Agreement (which are discussed below), the latest of which occurred on December 17, 2010.  Obligations under the Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.  In order to reduce its vulnerability to variable interest rates, the package included an interest rate swap agreement with interest fixed at a rate of 4.78% for approximately $12.9 million of term-debt at May 18, 2007.  In July 2007, the Company entered into a second interest rate swap agreement for approximately $10.0 million of term-debt with interest fixed at a rate of 5.60%.

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

Effective with the Second Amendment, the interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the”ABR”) plus 3.50%, or the London InterBank Offer Rate (“LIBOR”) plus 4.50%.  For term loans, interest is at the ABR plus 6.50%, or LIBOR plus 7.50%.  The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%.  The Company has the option to defer payment of any interest on the term loan in excess of 4.5% (“PIK interest”) until the maturity date.  Since January 2009, the Company has elected the PIK interest option.  As a result, the principal amount outstanding under the term loan was increased by $1.7 million from January 1, 2009 through December 31, 2010.  Approximately, $0.7 million and $1.0 million of the term loan increase related to PIK interest is reflected in interest expense on the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In connection with the Second Amendment to the Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1.00 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on December 11, 2018.  The debt discount of $214,000, which was equal to the fair market value of the warrants as of December 11, 2008, was amortized to interest expense over the life of the term loan.  As of December 31, 2010 and 2009, the unamortized portion of the debt discount was $0 and $98,000, respectively.

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

In April 2009, the Company entered into a Third Amendment and Waiver to the Credit Agreement (the “Third Amendment”).  The Third Amendment amended and/or added certain definitions, terms and reporting requirements.  In particular, the revolving commitments were reduced by $5.0 million to a maximum of $30.0 million, the maximum borrowing limit amount was reduced from $33.0 million to $29.0 million, and the receipt of net cash proceeds related to any asset disposition, other than proceeds attributable to inventory and receivables, was to be used to pay down principal on the term loan.

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

In December 2009, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment amended certain definitions, terms and reporting requirements to better align with the Company’s updated operating and cash flow projections for fiscal year 2010.  Pursuant to the Fourth Amendment, the financial covenants were modified to establish new quarterly minimum EBITDA requirements beginning with the fiscal quarter ended March 28, 2010.

The minimum Consolidated EBITDA versus the actual Consolidated EBITDA by quarter in 2010 is as follows:

	Minimum EBITDA	Actual EBITDA
First Quarter 2010	$(584,000)	$1,489,000
Second Quarter 2010	2,204,300	4,273,000
Third Quarter 2010	1,973,200	2,247,000
Fourth Quarter 2010 (1)	1,200,000	1,447,000
(1) Minimum EBITDA requirement as modified in the Fifth Amendment to the Credit Agreement.

In addition, effective with the Fourth Amendment, the monthly borrowing limits under the revolving commitments were subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for fiscal year 2010.  The current Credit Facility allows the Company to borrow funds based on certain percentages of accounts receivable (80% of eligible accounts) and inventories (50% of eligible inventory), less outstanding letters of credit.

On December 17, 2010, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment included the modification of certain definitions, terms and reporting requirements and extended the revolving termination date and term maturity date of the Company’s existing Credit Facility to May 31, 2011 to allow a new facility to be put in place to meet both short-term and long-term operating needs.  In addition, financial covenants were modified to reflect the Company’s updated operating and cash flow projections for the fiscal quarters ending on or closest to December 31, 2010 and March 31, 2011.  Borrowings under the revolving line of credit, subject to a borrowing base up to a maximum borrowing limit of $28.0 million, and the interest rates for borrowings under the revolving line of credit and the term loan, remained unchanged.    The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Agreement including the financial covenants.

During 2010, the Company paid down $12.0 million in principal on its term loan, and paid $0.5 million in principal on outstanding bonds.  Borrowings under the Company’s revolving line of credit were increased by $5.8 million in 2010.

In anticipation of entering into a new credit facility, the interest rate swap agreements were terminated on March 25, 2011 resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.   See Note 21 to the Consolidated Financial Statements.

Summary of Liquidity and Capital Resources

Our primary capital requirements are to meet seasonal working capital demands, meet debt service requirements, and support our capital expenditure plans.  We also have a substantial asset collateral base, which we believe if sold in the normal course, is more than sufficient to cover our outstanding senior debt.  We obtain additional liquidity through selling our products and collecting receivables.  We use the funds collected to pay creditors and employees and to fund working capital needs.  The Company has another source of cash through the cash surrender value of life insurance policies.  We believe that cash generated from operations, borrowings under our current Credit Facility or any replacement credit facility, and additional liquidity from life insurance policies, will be sufficient to fund our working capital requirements and capital expenditure programs as currently contemplated.

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

Cash, cash equivalents, and borrowings available under our existing Credit Facility and the proposed replacement credit facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months.  Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries and the payment cycles of our customers.  In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly.

We expect to maintain compliance with the revised minimum quarterly Consolidated EBITDA covenant, as modified in the Fifth Amendment, based on the Company’s 2011 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the Credit Agreement prior to its expiration.

We currently have the intent and we believe we have the ability to refinance or replace our Credit Facility, which is scheduled to expire on May 31, 2011.   Beginning in the second quarter of 2010, we commenced discussions with existing and other lenders regarding the refinancing of our Credit Facility. See Note 21 to the Consolidated Financial Statements.  In order to classify our outstanding indebtedness as a long-term liability as of December 31, 2010, the following two criteria were required: (1) the Company must have the intent to refinance, and (2) the Company must have the ability to consummate the refinancing.  The ability to consummate the refinancing can be satisfied by either: (a) the issuance of a long-term obligation after the date of the Company‘s statement of financial position but before that statement is issued; or (b) entrance into a financing agreement before the statement of financial position is issued that clearly permits it to refinance the short-term obligation on a long-term basis on terms that are readily determinable, and certain conditions are being satisfied.  The refinancing was not completed by the time we issued our statement of financial position for the year ended December 31, 2010, nor was a financing agreement relating to the refinancing entered into before such time.  Based on the above criteria, our outstanding long-term indebtedness as of December 31, 2010 was classified as a current liability until such time as the refinancing or replacement of our Credit Facility is completed.  The Company’s financial statements at December 31, 2010 reflect a deficit in working capital (total current assets less total current liabilities) of approximately $12.9 million primarily as a result of the classification of its Credit Facility as short-term.

On February 28, 2011, Tontine Capital and the Company entered into the Letter of Intent concerning the proposed acquisition by Tontine Capital of up to $8.0 million of secured senior subordinated notes of the Company.  The Notes, which would be issued in connection with the refinancing of the Company’s Credit Facility, would have a five-year maturity, with interest-only payments due over the term and the entire principal amount due at maturity.  In addition, for every $1 million of original principal amount of the Notes, the note holder would receive warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01 per share and a five-year term.  The timing of the closing of the purchase of the Notes would be dependent upon many factors, including, without limitation, the successful refinancing of the Company’s Credit Facility, satisfactory legal documentation and other standard conditions.  On March 15, 2011, the Company and Tontine Capital executed a commitment letter with respect to such financing, on terms and subject to conditions substantially identical to those contained in the Letter of Intent.

If we fail to comply with the covenants under our amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.  Further, while conditions in the credit markets have improved in recent months and we are currently in negotiations with respect to a new long-term credit facility to refinance the Credit Facility, if unfavorable conditions were to return before the Credit Facility expires, there can be no assurance that we will be able to refinance any or all of this indebtedness.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2010, and the future periods during which we expect to settle these obligations.  We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

(thousands)	Payments due by period
Contractual Obligations	2011	2012-2013	2014-2015	Thereafter	Total
Revolving line of credit	$19,250	$-	$-	$-	$19,250
Long-term debt (1)	16,983	-	-	-	16,983
Interest payments on debt (2)	966	-	-	-	966
Deferred compensation payments	465	777	685	3,342	5,269
Facility leases	2,184	3,179	2,232	1,681	9,276
Equipment leases	809	818	268	112	2,007
Total contractual cash obligations	$40,657	$4,774	$3,185	$5,135	$53,751

(1)	The estimated long-term debt payment of $17.0 million in 2011 is based on scheduled debt service requirements per the terms of the existing Credit Facility scheduled to expire on May 31, 2011.

(2)
Scheduled interest payments on debt are calculated based on interest rates in effect at December 31, 2010 as follows: (a) revolving line of credit - 6.75%; (b) revolver with LIBOR option – 4.76%; and (c) term loan (including PIK interest of 3%) –7.76%

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed	Outstanding at 12/31/10	Date of Expiration
Revolving Credit Agreement	$30,000	$19,250	May 31, 2011
Letters of Credit	$15,000	$1,520	May 31, 2011
		$200	April 23, 2012

Off-Balance Sheet Arrangements

Other than the commercial commitments set forth above, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made.  Actual results may differ significantly from these estimates under different assumptions or conditions.  Other significant accounting policies are described in Note 2 to the Consolidated Financial Statements.  The Company has identified the following critical accounting policies and judgments:

Trade Receivables.  We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets.  Trade receivables consist primarily of amounts due to us from our normal business activities.  We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers.  In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on its historical write-off and collection experience and specific risks identified in the accounts receivable portfolio.  A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value.  Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.  Any difference could result in an increase or decrease in the allowance for doubtful accounts.  The Company does not accrue interest on any of its trade receivables.  Based on the Company’s estimates and assumptions, the allowance for doubtful accounts was decreased by $0.3 million to $0.4 million at December 31, 2010 compared to $0.7 million for 2009.  In 2009, the allowance for doubtful accounts was decreased by $1.3 million to $0.7 million compared to $2.0 million for 2008.  In 2008, the allowance for doubtful accounts was increased by $1.9 million to $2.0 million compared to $153,000 in the prior year to reflect certain customers of the Company that had closed or filed bankruptcy.

Inventories.  Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives.  Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $0.9 million and $1.3 million was established at December 31, 2010 and 2009, respectively.  If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.  The Company decreased its reserve for obsolescence by $0.4 million at December 31, 2010 to $0.9 million from $1.3 million at December 31, 2009 and decreased the reserve by $0.7 million at December 31, 2009 from $2.0 million at December 31, 2008 reflecting a continued focus on managing inventory to levels more consistent with demand in order to maximize liquidity. During 2008, depressed market conditions and commodity market price declines contributed to a significant decrease in product demand.  As a result, the Company increased its reserve for obsolescence by $0.9 million to $2.0 million at December 31, 2008 from $1.1 million at December 31, 2007 to reflect inventory dedicated to certain customers who had filed bankruptcy.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items.  Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers.  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts.  The net carrying value of assets not recoverable is reduced to fair value.  Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  A change in the Company’s business climate in 2008, including a significant downturn in the Company’s operations, led to a required assessment of the recoverability of the Company’s long-lived assets, which subsequently resulted in an impairment charge of $3.5 million related to machinery and equipment which is included in cost of goods sold on the consolidated statements of operations.  No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2010 and 2009, and therefore the Company has not recognized any impairment charges for those years.

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

Impairment of Goodwill and Other Acquired Intangible Assets.  The Company has made acquisitions in the past that included goodwill and other intangible assets.  Although goodwill and indefinite-lived intangible assets are not amortized, we perform the required impairment test of goodwill and indefinite-lived intangible assets annually (or more frequently if conditions warrant) based on estimates of the fair value of the Company’s reporting units.  The fair value is calculated using a discounted cash flow analysis.  A change in the Company’s business climate in future periods, including a significant downturn in the Company’s operations, and/or a significant decrease in the market value of the Company’s discounted cash flows could result in an impairment charge.  In addition, the assumptions, inputs and judgments used in performing the valuation analysis are inherently subjective and reflect estimates based on known facts and circumstances at the time the Company performs the valuation.  These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rate, five-year compound average growth rate, and the weighted average cost of capital.   Another estimate using different, but still reasonable, assumptions could produce a significantly different result.  Therefore, impairment losses could be recorded in the future.

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

A change in the Company’s business climate in 2008, including a significant downturn in the Company’s operations, led to a required assessment of the Company’s goodwill and other acquired intangible assets.  Based on the results of a third party appraisal and the Company’s impairment analyses in 2008, the Company recorded a $27.4 million goodwill impairment charge and a $29.3 million impairment charge to write-down its other intangible assets to fair value.  Based on the results of the annual impairment analyses, no events or changes in circumstances occurred that required the Company to re-evaluate its goodwill or other intangible assets for the years ended December 31, 2010 and 2009, and therefore the Company has not recognized any impairment charges for those years.

Deferred Income Taxes.  The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  The Company recorded an $18.0 million valuation allowance in 2008 and increased the valuation allowance by $1.4 million in 2009.  The valuation allowance was reduced by $0.3 million in 2010.   See Note 14 to the Consolidated Financial Statements for further details.

OTHER

Sale of Property

In the first quarter of 2010, the Company sold its manufacturing and distribution facilities in Woodburn, Oregon and Fontana, California.  The Company is currently operating in the same facilities in Oregon and California under lease agreements with the respective purchasers for the use of a portion of the square footage previously occupied. The Company recorded a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.

In 2009, the Company sold its manufacturing facility in Ocala, Florida, resulting in a pretax gain on sale of approximately $1.2 million.  In addition, the Company sold the building which housed its American Hardwoods operation in 2009 with no gain or loss recognized on the sale.  The sale of the Company’s aluminum extrusion operation in 2009 included the sale of the building which housed this operation.

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

Not applicable.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal controls over financial reporting were effective as of December 31, 2010.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011 and is incorporated herein by reference.

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

Corporate Governance

Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,”  and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2011, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) The financial statements listed in the accompanying Index to the Financial Statements on page F-1 of the separate financial section of this Report are incorporated herein by reference.

(3)  The exhibits required to be filed as part of this Annual Report on Form 10-K are listed under (c) below.

(c)	Exhibits

Exhibit Number	Exhibits
3.1	Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Form 8-K on January 21, 2009 and incorporated herein by reference).

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

10.2*	Form of Employment Agreements with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3*	Form of Officers Retirement Agreement (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option (filed as Exhibit 10.4 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.5	Form of Directors’ Annual Restricted Stock Grant (filed as Exhibit 10.5 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.6	Form of Officer and Employee Restricted Stock Award (filed as Exhibit 10.5 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.7	Credit Agreement, dated May 18, 2007, among Patrick Industries, Inc., JPMorgan Chase Bank, N.A.; Fifth Third Bank; Bank of America, N.A./LaSalle Bank National Association; Key Bank, National Association; RBS Citizens, National Association/Charter One Bank; Associated Bank; National City Bank; and 1st Source Bank (collectively, the “Lenders” and JPMorgan Chase Bank, N.A., as administrative agent) (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2007 and incorporated herein by reference).

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

10.10	Warrant Agreement, dated December 11, 2008, among Patrick Industries, Inc., and the holders of the Warrants (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 15, 2008 and incorporated herein by reference).

10.11	Third Amendment and Waiver, dated April 14, 2009, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2009 and incorporated herein by reference).

10.12	Fourth Amendment, dated December 11, 2009, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.13	Fifth Amendment, dated December 17, 2010, among Patrick Industries, Inc., the Lenders and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2010 and incorporated herein by reference).

10.14	Securities Purchase Agreement, dated March 10, 2008, by and among Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund L.P., and Patrick Industries, Inc. (filed as Exhibit 10.1 to Form 8-K filed on December 15, 2008 and incorporated herein by reference).

12**	Statement of Computation of Operating Ratios.

16.1	Letter from Ernst & Young LLP to the SEC dated June 26, 2009 (filed as Exhibit 16.1 to Form 8-K filed on June 26, 2009 and incorporated herein by reference).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Crowe Horwath LLP.

23.2**	Consent of Ernst & Young LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Exhibit Number	Exhibits

32**	Certification pursuant to 18 U.S.C. Section 1350.

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

PATRICK INDUSTRIES, INC.

Date: March 30, 2011	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	March 30, 2011
Paul E. Hassler

/s/ Todd M. Cleveland	President and Chief Executive Officer and Director	March 30, 2011
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	Executive Vice President-Finance, Secretary-	March 30, 2011
Andy L. Nemeth	Treasurer, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Terrence D. Brennan	Director	March 30, 2011
Terrence D. Brennan

/s/ Joseph M. Cerulli	Director	March 30, 2011
Joseph M. Cerulli

/s/ Keith V. Kankel	Director	March 30, 2011
Keith V. Kankel

/s/ Larry D. Renbarger	Director	March 30, 2011
Larry D. Renbarger

/s/ Walter E. Wells	Director	March 30, 2011
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiary companies as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Elkhart, Indiana
March 30, 2011

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Patrick Industries, Inc. for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Patrick Industries, Inc. for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
April 14, 2009,
except for Note 20, as to which the date is March 30, 2011

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands except share data)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,957	$60
Trade receivables, net of allowance for doubtful accounts (2010: $397; 2009: $700)	10,190	12,507
Inventories	22,723	17,485
Prepaid expenses and other	2,258	1,981
Assets held for sale	-	4,825
Total current assets	37,128	36,858
Property, plant and equipment, net	23,172	26,433
Goodwill	2,966	2,140
Intangible assets, net	7,901	7,047
Deferred tax assets	-	-
Deferred financing costs, net of accumulated amortization (2010: $3,720; 2009: $2,185)	325	1,463
Other non-current assets	3,325	3,096
TOTAL ASSETS	$74,817	$77,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$16,983	$10,359
Short-term borrowings	19,250	13,500
Accounts payable	8,204	5,874
Accrued liabilities	5,628	5,275
Total current liabilities	50,065	35,008
Long-term debt, less current maturities and discount	-	18,408
Deferred compensation and other	5,290	5,963
Deferred tax liabilities	1,326	1,309
TOTAL LIABILITIES	56,681	60,688

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2010 - 9,313,189 shares; issued 2009 – 9,182,189 shares	53,798	53,588
Accumulated other comprehensive loss	(830)	(1,181)
Additional paid-in-capital	148	148
Accumulated deficit	(34,980)	(36,206)
TOTAL SHAREHOLDERS’ EQUITY	18,136	16,349
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,817	$77,037

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands except per share data)	For the years ended December 31,
	2010	2009	2008
NET SALES	$278,232	$212,522	$325,151
Cost of goods sold	248,594	189,643	297,133
Restructuring charges	-	-	779
GROSS PROFIT	29,638	22,879	27,239
Operating expenses:
Warehouse and delivery	11,699	10,248	16,533
Selling, general and administrative	13,835	12,132	26,859
Goodwill impairment	-	-	27,374
Intangible assets impairments	-	-	29,353
Restructuring charges	-	-	202
Amortization of intangible assets	564	353	1,716
Gain on sale of fixed assets	(2,866)	(1,201)	(4,566)
Total operating expenses	23,232	21,532	97,471
OPERATING INCOME (LOSS)	6,406	1,347	(70,232)
Stock warrants revaluation	(261)	817	-
Interest expense, net	5,522	6,442	6,377
Income (loss) from continuing operations before income tax benefit	1,145	(5,912)	(76,609)
Income tax benefit	(81)	(469)	(9,952)
Income (loss) from continuing operations	1,226	(5,443)	(66,657)

Income (loss) from discontinued operations	-	1,486	(7,699)
Income taxes (benefit)	-	564	(2,849)
Income (loss) from discontinued operations, net of tax	-	922	(4,850)
NET INCOME (LOSS)	$1,226	$(4,521)	$(71,507)

Basic net income (loss) per common share:
Continuing operations	$0.13	$(0.59)	$(8.32)
Discontinued operations	-	0.10	(0.61)
Net income (loss)	$0.13	$(0.49)	$(8.93)

Diluted net income (loss) per common share:
Continuing operations	$0.12	$(0.59)	$(8.32)
Discontinued operations	-	0.10	(0.61)
Net income (loss)	$0.12	$(0.49)	$(8.93)

Weighted average shares outstanding – basic	9,351	9,198	8,009
Weighted average shares outstanding – diluted	9,863	9,198	8,009

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008
(thousands except share data)	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in- Capital	Retained Earnings (Accumulated (Deficit)	Total
Balance, January 1, 2008		$-	$32,635	$(672)	$148	$39,822	$71,933
Net loss	$(71,507)	-	-	-	-	(71,507)	(71,507)
Change in accumulated pension obligation, net of tax	(17)	-	-	(17)	-	-	(17)
Change in fair value of interest rate swaps, net of tax	(750)	-	-	(750)	-	-	(750)
Issuance of warrants to purchase 474,049 shares	-	-	-	-	214	-	214
Issuance of common stock for stock award plan	-	-	228	-	-	-	228
Issuance of 1,125,000 shares in private placement	-	-	7,875	-	-	-	7,875
Issuance of 1,850,000 shares in rights offering	-	-	12,950	-	-	-	12,950
Shares used to pay taxes on stock grants	-	-	(75)	-	-	-	(75)
Stock option and compensation expense	-	-	497	-	-	-	497
Rights offering and private placement expenses	-	-	(588)	-	-	-	(588)
Balance, December 31, 2008	$(72,274)	$-	$53,522	$(1,439)	$362	$(31,685)	$20,760
Net loss	$(4,521)	-	-	-	-	(4,521)	(4,521)
Change in accumulated pension obligation, net of tax	(60)	-	-	(60)	-	-	(60)
Amortization of loss on interest rate swap agreements, net of tax	318	-	-	318	-	-	318
Reclass of warrants to long-term liabilities	-	-	-	-	(214)	-	(214)
Issuance of 5,250 shares upon exercise of common stock options	-	-	7	-	-	-	7
Stock option and compensation expense	-	-	98	-	-	-	98
Equity issuance expenses	-	-	(39)	-	-	-	(39)
Balance, December 31, 2009	$(4,263)	$-	$53,588	$(1,181)	$148	$(36,206)	$16,349
Net income	$1,226	-	-	-	-	1,226	1,226
Change in accumulated pension obligation, net of tax	33	-	-	33	-	-	33
Amortization of loss on interest rate swap agreements, net of tax	318	-	-	318	-	-	318
Stock option and compensation expense	-	-	210	-	-	-	210
Balance, December 31, 2010	$1,577	$-	$53,798	$(830)	$148	$(34,980)	$18,136

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,226	$(4,521)	$(71,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,406	4,918	6,357
Amortization of intangible assets	564	353	1,716
Stock-based compensation expense	210	98	726
Deferred compensation expense	226	250	615
Provision for bad debts	108	950	1,998
Deferred income taxes	17	-	(13,690)
Gain on sale of fixed assets	(2,866)	(1,201)	(4,566)
Restructuring charges	-	-	221
Goodwill impairment	-	-	27,374
Intangible assets impairments	-	-	29,353
Fixed asset impairments	-	-	3,505
Stock warrants revaluation	(261)	817	-
(Increase) decrease in cash surrender value of life insurance	(139)	(109)	87
Deferred financing amortization	1,535	1,294	626
Gain on divestitures	-	(683)	-
Adjustment to carrying value of assets held for sale	-	-	6,070
Interest paid-in-kind	625	1,035	-
Amortization of loss on interest rate swap agreements	318	318	46
Change in fair value of derivative financial instruments	(295)	(697)	-
Other	-	(159)	-
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	3,456	(5,414)	1,806
Inventories	(1,956)	4,703	16,523
Prepaid expenses and other	(307)	822	1,681
Income taxes receivable	-	-	3,691
Accounts payable and accrued liabilities	1,313	1,402	(10,251)
Payments on deferred compensation obligations	(421)	(428)	(395)
Net cash provided by operating activities	7,759	3,748	1,986
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,356)	(309)	(4,218)
Proceeds from sale of property, equipment and facilities	8,416	1,697	6,594
Proceeds from sale of businesses and related facilities	-	11,824	-
Acquisitions	(5,776)	-	-
Proceeds from life insurance	-	67	101
Insurance premiums paid	(97)	(54)	(615)
Net cash provided by investing activities	1,187	13,225	1,862
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	-	-	501
Short-term borrowings (payments), net	5,750	(4,700)	16,721
Principal payments on long-term debt	(12,507)	(14,483)	(38,317)
Proceeds from private placement of common stock, net of expenses	-	-	7,875
Proceeds from rights offering, net of expenses	-	-	12,950
Payment of deferred financing/debt issuance costs	(397)	(487)	(1,035)
Proceeds from exercise of stock options, including tax benefit	-	7	-
Other	105	78	(22)
Net cash used in financing activities	(7,049)	(19,585)	(1,327)
Increase (decrease) in cash and cash equivalents	1,897	(2,612)	2,521
Cash and cash equivalents at beginning of year	60	2,672	151
Cash and cash equivalents at end of year	$1,957	$60	$2,672

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Nature of Business

The Company's operations consist of the manufacture and distribution of building products and materials for use primarily by the manufactured housing, recreational vehicle, and industrial markets for customers throughout the United States and Canada.  As of December 31, 2010, the Company maintained 9 manufacturing plants and 11 distribution facilities located in 12 states.  Patrick operates in two business segments:  Manufacturing and Distribution.  Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

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

Certain amounts in prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

Shipping and Handling - The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses.  The amounts recorded in warehouse and delivery expenses were $0.3 million, $0.4 million and $1.0 million for 2010, 2009, and 2008, respectively.

Customer Volume Rebates – Estimated costs related to customer volume rebates and sales incentives are accrued as a reduction of revenue at the time products are sold.

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

Vendor Volume Rebates – Estimated costs related to vendor volume rebates are accrued monthly based on purchase volume and recorded as a reduction of materials costs.  The associated reserve is reviewed and adjusted as needed on a monthly basis.

Restructuring Charges

Restructuring charges for the year ended December 31, 2008 are comprised of expenses associated with the restructuring plan announced in conjunction with the Company’s May 2007 acquisition of Adorn and included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines.  Losses on property lease obligations are recorded when the lease is abandoned.  Termination benefits are recorded at the time they are communicated to the affected employees.  Asset write-downs are recorded consistent with the accounting policy related to long-lived assets.  See Note 5 for further information.

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

For the years ended December 31, 2009 and 2008, there is no difference in basic or diluted earnings per share since a net loss was recorded in each of those periods, resulting in all common stock equivalents having no dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents include all overnight sweep investments with an initial maturity of up to 90 days.   Cash and cash equivalents includes restricted balances of $0.3 million at December 31, 2010.

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

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2010	2009
Balance at January 1	$700	$2,031
Provisions made during the year	108	950
Write-offs	(530)	(2,364)
Recoveries during the year	119	83
Balance at December 31	$397	$700

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

Assets Held for Sale

Assets held for sale of $4.8 million as of December 31, 2009 was comprised of approximately $1.6 million of carrying value pertaining to the Company’s owned facility located in Fontana, California and approximately $3.2 million of carrying value pertaining to the Company’s owned facility in Woodburn, Oregon.  These assets were included on a separate line in the consolidated statements of financial position at the lower of their carrying value or their estimated fair value.

In February 2010, the Company completed the sale of the Oregon facility for $4.2 million and operated in the same facility under a license agreement with the purchaser for the use of a portion of the square footage previously occupied until December 31, 2010.  Effective January 1, 2011, the Company is operating in the same facility under a lease agreement with the purchaser.  Approximately $4.0 million of the net proceeds from the sale of the Oregon facility was used to pay down principal on the Company’s term loan in the first quarter of 2010.  A pretax gain on the sale of approximately $0.8 million was recorded in the first quarter 2010 operating results.

On March 26, 2010, the Fontana, California facility was sold for $4.9 million and the Company is operating in the same facility under a lease agreement with the purchaser for the use of a portion of the square footage previously occupied until March 2012.  Net cash proceeds of approximately $4.3 million from the sale were received by the Company on March 29, 2010 (the beginning of the second fiscal quarter) and were immediately used to pay down principal on the Company’s term loan.  The total pretax gain on the sale of the California facility was $2.7 million of which approximately $2.0 million was recognized in the first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments beginning in the second quarter of 2010.  The deferred gain recognized during 2010 was $0.3 million.

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

Goodwill and Intangible Assets

Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values.  Goodwill and other intangible assets are related to the Manufacturing and Distribution segments.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual (or under certain circumstances more frequent) impairment tests based on their estimated fair value.  Finite-lived intangible assets relate to customer relationships and non-compete agreements.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  The Company performs the required test for goodwill impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value.

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

Product Warranties

Estimated warranty costs on certain of the Company’s manufactured and distribution products are provided at the time of sale of the warranted products.  Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Accrued Self-Insurance

The Company is self-insured for its health insurance coverage, subject to certain stop loss deductibles.  The Company accrues for claims as they are incurred as well as an estimate of claims incurred but not reported as required, and for changes in the reserves.

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

The Company discontinues hedge accounting prospectively when (1) it is determined the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions);  (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.  As of the de-designation date, the amount of the loss accumulated on the ineffective portion of the hedged item is amortized into net income loss over the life of the swaps utilizing the straight line method which approximates the effective interest method, and is reflected as a  reduction to the accumulated other comprehensive loss component of shareholders’ equity.

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

Disclosures relative to derivative instruments can also be found in Notes 10, 12 and 21.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, receivables, long-term debt and accounts payable.  The Company believes cash and cash equivalents, receivables, and accounts payable are recorded at amounts that approximate their current market values.  The fair value of the long-term debt instruments approximates the carrying value based on the instruments’ variable rates.

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

Quality Hardwoods Sales

On January 4, 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales (“Quality Hardwoods”), a limited liability company, for $2.0 million.  The purchase was determined to be a business combination.  The assets acquired in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The results of operations for Quality Hardwoods are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill which represents the value of expected synergies, including consolidation of operations and reductions in SG&A expenses.  See Note 9 for details of the intangible assets recorded as a result of the acquisition.

Blazon International Group

On August 20, 2010, the Company acquired certain assets of Blazon International Group (“Blazon”), a Bristol, Indiana-based distributor of wiring, electrical, plumbing and other building products to the recreational vehicle and manufacturing housing industries, for $3.7 million.  This acquisition added new products and expanded the Company’s existing recreational vehicle and manufactured housing distribution presence.  The results of operations for Blazon are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill which represents the value of expected synergies, including consolidation of operations and reductions in SG&A expenses.  See Note 9 for details of the intangible assets recorded as a result of the acquisition.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized during the fourth quarter of 2010.   In addition to the goodwill and intangibles acquired and noted in Note 9, the Company acquired typical working capital items of trade receivables, inventories, prepaid expenses and accounts payables as noted in the table below, resulting in a final total purchase price of approximately $3.8 million.

(thousands)
Trade receivables	$1,247
Inventories	2,612
Prepaid expenses	22
Accounts payables	(1,019)
Intangible assets	795
Goodwill	105
Total purchase price	$3,762

The following unaudited pro forma information assumes the Blazon acquisition occurred as of January 1 of the periods presented.  There is no pro forma impact of the acquisition for the year ended December 31, 2008 since Blazon did not commence business operations until January 2009.  The pro forma information contains the actual combined operating results of Blazon with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period.  Pro forma information related to the Quality Hardwoods acquisition is not included in the table below as its financial results were not considered significant to the Company’s operating results for the periods presented.

(thousands except per share data)	2010	2009
Revenue	$291,525	$228,599
Net income (loss)	1,254	(5,188)
Income (loss) per share - basic	0.13	(0.56)
Income (loss) per share - diluted	0.13	(0.56)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	DISCONTINUED OPERATIONS

American Hardwoods

In January 2009, the Company completed the sale of certain assets and the business of American Hardwoods, Inc. (“American Hardwoods”) for cash consideration of $2.0 million.  In conjunction with the sale, the Company entered into a separate real estate purchase agreement with the buyer to sell the building and property that housed this operation for a purchase price of $2.5 million.  The building and property were sold in June 2009 for $2.5 million, net of selling expenses, and proceeds from the sale were used to pay down approximately $2.5 million in long-term debt.  Financial results for American Hardwoods were previously included in the Distribution segment.

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

The Company recorded a pretax gain on the sale of approximately $0.5 million for the year ended December 31, 2009.  The $5.0 million loss on the aluminum extrusion divestiture for 2008 reflected the write-down to fair value of inventories, real estate and fixed assets classified as held for sale.  Pretax income from operations was $0.8 million in 2009.  The pretax loss from operations was $1.2 million in 2008.

The American Hardwoods and aluminum extrusion operations are classified as discontinued operations.  The operating results are included in income from discontinued operations on the consolidated statements of operations.  Operating results through their respective sale dates are as follows:

	Years Ended December 31
(thousands)	2010	2009	2008
Net sales:
American Hardwoods	$-	$449	$11,727
Aluminum extrusion operation	-	13,282	38,612
Total net sales	$-	$13,731	$50,339
Pretax income (loss):
Operations:
American Hardwoods	$-	$(19)	$(461)
Aluminum extrusion operation	-	822	(1,168)
Total pretax income (loss) from operations	-	803	(1,629)
Gain (loss) from divestitures:
American Hardwoods	-	229	(1,034)
Aluminum extrusion operation	-	454	(5,036)
Total gain (loss) from divestitures	-	683	(6,070)
Total pretax income (loss)	$-	$1,486	$(7,699)
After-tax income (loss):
Operations	$-	$498	$(1,026)
Divestitures	-	424	(3,824)
Total after-tax income (loss)	$-	$922	$(4,850)

The after-tax income from discontinued operations for the year ended December 31, 2009 reflected certain intra-period adjustments to income tax expense related to taxable income from discontinued operations.

Operating Facilities

Approximately $1.6 million of carrying value pertaining to the Company’s owned facility located in Fontana, California was classified as held for sale as of December 31, 2009.  The Company’s owned facility in Woodburn, Oregon was classified as held for sale as of December 31, 2009 at an approximate carrying value of $3.2 million.  The Oregon and California facilities were sold in the first quarter of 2010.  The Company recorded a pretax gain on the sales of approximately $2.8 million in its first quarter 2010 operating results.

5.	RESTRUCTURING CHARGES

In 2007, the Company commenced a restructuring plan (the “Restructuring Plan”) in an effort to integrate the acquisition of Adorn with its existing businesses.  The completion of the final phase of the Restructuring Plan in the third quarter of 2008 resulted in cumulative pretax charges totaling approximately $3.3 million and workforce reductions totaling approximately 240 employees.  Expenses associated with the Restructuring Plan included the closure of duplicate facilities, severance related to the elimination of redundant jobs, and various asset write-downs related to the consolidation of product lines.

Costs related to the Restructuring Plan are included in cost of goods sold and in selling, general and administrative expenses (“SG&A”) in the accompanying consolidated statements of operations from the plan inception through 2008.

Below is a summary of restructuring and related expenses for the Restructuring Plan incurred by type:

(thousands)	2007	2008	Total Incurred
Severance	$884	$403	$1,287
Asset write-downs	1,297	221	1,518
Facility exit costs	183	357	540
Total restructuring and related expenses	$2,364	$981	$3,345

The following is a summary of restructuring and related expenses recorded in cost of goods sold and in SG&A on the consolidated statements of operations:

(thousands)	2007	2008	Total Incurred
Restructuring charges - cost of goods sold	$2,181	$779	$2,960
Restructuring charges - SG&A	183	202	385
Total restructuring and related expenses	$2,364	$981	$3,345

Severance costs reflect a cash expense although the expense may be recognized prior to paying for the expenditure.  Asset write-downs are non-cash expenses.  Facility exit costs reflect a cash expense.   There was no unpaid restructuring liability as of December 31, 2010 and 2009.

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

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a total pretax gain on sale of approximately $2.7 million.   Approximately $2.0 million of the total pretax gain on sale was recognized in the Company’s first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments as required by U.S. GAAP beginning in the second quarter of 2010.  The deferred gain recognized during the year ended December 31, 2010 was $0.3 million.

In the third quarter of 2009, the Company entered into a listing agreement to sell its Ocala, Florida facility and reclassified the $0.3 million carrying value of this facility to assets held for sale.  In the fourth quarter of 2009, this facility was sold, resulting in a pretax gain on sale of $1.2 million.

During the first quarter of 2008, the Company entered into a listing agreement to sell one of its California facilities and reclassified the $1.7 million carrying value of this facility to assets held for sale.  In the second quarter of 2008, this facility was sold resulting in a pretax gain on sale of $4.2 million.

7.	INVENTORIES

Inventories as of December 31 consist of the following classes:

(thousands)	2010	2009
Raw materials	$14,221	$12,027
Work in process	926	1,017
Finished goods	1,569	1,669
Less: reserve for inventory obsolescence	(694)	(1,032)
Total manufactured goods, net	16,022	13,681
Materials purchased for resale (distribution products)	6,861	4,072
Less: reserve for inventory obsolescence	(160)	(268)
Total materials purchased for resale (distribution products), net	6,701	3,804
Balance at December 31	$22,723	$17,485

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2010	2009
Balance at January 1	$1,300	$2,003
Charged to operations	646	1,746
Deductions from reserves	(1,092)	(2,449)
Balance at December 31	$854	$1,300

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following classes at December 31:

(thousands)	2010	2009
Land and improvements	$1,267	$1,268
Buildings and improvements	20,014	19,434
Machinery and equipment	51,860	51,874
Transportation equipment	811	907
Leasehold improvements	1,621	2,470
Property, plant & equipment, at cost	75,573	75,953
Less: accumulated depreciation and amortization	(52,401)	(49,520)
Property, plant & equipment, net	$23,172	$26,433

For the years ended December 31, 2010 and 2009, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company did not recognize any impairment charges.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

In January 2010, the Company acquired certain assets of Quality Hardwoods.  The intangible assets recorded in the Manufacturing segment as a result of the acquisition included (in thousands): customer relationships - $433; non-compete agreements - $190; and goodwill - $721.  See Note 3 for further details.

In August 2010, the Company acquired certain assets of Blazon.  The intangible assets recorded in the Distribution segment as a result of the acquisition included (in thousands): customer relationships - $499; non-compete agreements - $296; and goodwill - $105.  See Note 3 for further details.

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2009	$2,140	$-	$2,140
2009 activity	-	-	-
Balance – December 31, 2009	-	-	2,140
Acquisitions	721	105	826
Balance – December 31, 2010	$2,861	$105	$2,966

The Company performed its annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of 2010 and affirmed that there were no events or circumstances that required a re-evaluation of goodwill as of December 31, 2010.  In addition, there was no impairment recognized for goodwill and other indefinite-lived intangible assets for the year ended December 31, 2009 based on the results of the annual impairment analyses.

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks.  Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense.  As of December 31, 2010, the remaining intangible assets balance of $7.9 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $6.5 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.  Amortization expense for intangible assets was $0.6 million and $0.4 million for 2010 and 2009, respectively.

There was no impairment recognized for indefinite-lived intangible assets for the years ended December 31, 2010 and 2009 based on the results of the annual impairment analyses.

Other intangible assets, net consist of the following as of December 31, 2010 and 2009:

(thousands)	2010	2009
Trademarks	$1,400	$1,400
Customer relationships	6,932	6,000
Non-compete agreements	486	-
	8,818	7,400
Less: accumulated amortization	(917)	(353)
Other intangible assets, net	$7,901	$7,047

Changes in the carrying value of other intangible assets for the years ended December 31, 2010 and 2009 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2009	$7,400	$-	$7,400
Amortization	(353)	-	(353)
Balance – December 31, 2009	7,047	-	7,047
Acquisitions	623	795	1,418
Amortization	(503)	(61)	(564)
Balance – December 31, 2010	$7,167	$734	$7,901

Amortization expense on finite-lived intangible assets for the next five years ending December 31 is estimated to be (in thousands): 2011 - $687; 2012 - $687; 2013 - $590; 2014 - $523; and 2015 - $433.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into certain derivative financial instruments, on a cost-effective basis, to mitigate its risk associated with changes in interest rates.  All derivatives are recognized on the consolidated statements of financial position at their fair value.  Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as an ineffective hedging instrument.  Changes in fair value of derivative instruments not designated as effective hedging instruments are recognized in earnings in the current period.  Additional derivative disclosures can be found in Notes 2, 12 and 21.

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

For the years ended December 31, 2010, 2009 and 2008, amortized losses of $0.3 million, $0.3 million and $46,000, respectively, were recognized in interest expense on the consolidated statements of operations.  In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2010 and 2009 resulted in a $0.3 million and a $0.7 million reduction, respectively, to interest expense and the corresponding liability.  The fair value of the de-designated swaps, which was $1.2 million and $1.5 million at December 31, 2010 and 2009, respectively, is included in the deferred compensation and other line on the consolidated statements of financial position.

The absolute value of the notional amounts of derivative contracts for the Company approximates $16.8 million and $18.5 million at December 31, 2010 and 2009, respectively.  The Company does not use derivative financial instruments for speculative purposes.  See Note 11 for further details.

In anticipation of entering into a new credit facility, the two interest rate swap agreements that the Company had entered into with JPMorgan Chase Bank, N.A. were terminated on March 25, 2011 resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.   In addition, the remaining unamortized loss on the swaps included in accumulated other comprehensive loss is expected to be charged to interest expense in 2011.

Warrants Subject to Revaluation

In conjunction with the Second Amendment to its Credit Agreement, the Company issued a series of warrants to its lenders to purchase 474,049 shares of the Company’s common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share. The Company accounts for these warrants as derivative financial instruments.   The calculated fair value of the warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of operations.  Guidance related to the accounting of the warrants became effective for the Company as of January 1, 2009.  Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

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

The fair value of the warrants at December 31, 2010 and 2009 is as follows:

(thousands)
Balance at January 1, 2009	$214
Change in fair value, included in earnings	817
Balance at December 31, 2009	1,031
Change in fair value, included in earnings	(261)
Balance at December 31, 2010	$770

The Company’s warrants were measured at fair value on a recurring basis as of December 31, 2010 and were valued using Level 2 valuation methodologies.  The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants’ expected life for valuation purposes.

The Company and an affiliate of Tontine Capital Partners, L.P. and Tontine Capital Overseas Master Fund, L.P. (collectively with their affiliates, “Tontine Capital”) have executed a commitment letter whereby the Tontine Capital affiliate would provide all or a portion of the subordinated debt financing required in connection with any new credit facility.  It is expected that warrants to purchase 50,000 shares of common stock,  at an exercise price of $0.01 per share and with a term of five years, will be issued for each $1,000,000 of original principal amount of subordinated debt provided (currently expected to be approximately 250,000 shares in the aggregate).

11.	FAIR VALUE MEASUREMENTS

As of December 31, 2010 and December 31, 2009, liabilities of $1.2 million and $1.5 million, respectively, have been recognized in deferred compensation and other on the consolidated statements of financial position for the fair value of the interest rate swap agreements.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements and warrants.  The interest rate swaps are valued based on the LIBOR yield curve and the fair market values are provided by the Company’s lending institution.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of December 31, 2010 and 2009 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of December 31, 2010 and 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

12.	DEBT AND INTEREST RATE SWAP AGREEMENTS

Debt

A summary of total debt outstanding at December 31, 2010 and 2009 is as follows:

(thousands)	2010	2009
Short-term borrowings (revolver)	$19,250	$13,500
Long-term debt:
Senior Notes (term loan):
Term loan	$15,323	$27,330
Interest paid-in-kind	1,660	1,035
Debt discount	-	(98)
Total senior notes (term loan)	16,983	28,267
State of North Carolina Economic Development Revenue Bonds	-	500
Total long-term debt	16,983	28,767
Less: current maturities of long-term debt	16,983	10,359
Total long-term debt, less current maturities and discount	$-	$18,408
Total short-term borrowings and long-term debt	$36,233	$42,267

In connection with the acquisition of Adorn in May 2007, the Company entered into an eight-bank syndication agreement led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a $110 million senior secured credit facility (the “Credit Facility”) comprised of revolving credit availability of $35 million (“revolver”) and a term loan of $75 million.  Subsequently, the Company entered into five amendments to this Credit Agreement, the latest of which occurred on December 17, 2010.  Obligations under the 2007 Credit Facility are secured by essentially all of the tangible and intangible assets of the Company.

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

Effective with the Second Amendment, the interest rates for borrowings under the revolving line of credit were the Alternate Base Rate (the”ABR”) plus 3.50%, or the London InterBank Offer Rate (“LIBOR”) plus 4.50%.  For term loans, interest is at the ABR plus 6.50%, or LIBOR plus 7.50%.  The fee payable by the Company on unused but committed portions of the revolving loan facility was amended to 0.50%.  The Company has the option to defer payment of any interest on term loans in excess of 4.5% (“PIK interest”) until the maturity date.  Since January 2009, the Company has elected the PIK interest option.  As a result, the principal amount outstanding under the term loan was increased by $1.7 million from January 1, 2009 through December 31, 2010.  Approximately, $0.7 million and $1.0 million of the term loan increase related to PIK interest is reflected in interest expense on the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In connection with the Second Amendment to the Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1.00 (the “Warrants”).  The Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on December 11, 2018.  The debt discount of $214,000, which was equal to the fair market value of the Warrants as of December 11, 2008, was amortized to interest expense over the life of the term loan.  As of December 31, 2010 and 2009, the unamortized portion of the debt discount was $0 and $98,000, respectively.

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

In April 2009, the Company entered into a Third Amendment and Waiver to the Credit Agreement (the “Third Amendment”).  The Third Amendment amended and/or added certain definitions, terms and reporting requirements. In particular, the revolving commitments were reduced by $5.0 million to a maximum of $30.0 million, the maximum borrowing limit amount was reduced from $33.0 million to $29.0 million, and the receipt of net cash proceeds related to any asset disposition, other than proceeds attributable to inventory and receivables, was to be used to pay down principal on the term loan.

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

In December 2009, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment amended certain definitions, terms and reporting requirements to better align with the Company’s updated operating and cash flow projections for fiscal year 2010.  Pursuant to the Fourth Amendment, the financial covenants were modified to establish new quarterly minimum EBITDA requirements beginning with the fiscal quarter ended March 28, 2010.

The minimum Consolidated EBITDA versus the actual Consolidated EBITDA by quarter in 2010 is as follows:

	Minimum EBITDA	Actual EBITDA
First Quarter 2010	$(584,000)	$1,489,000
Second Quarter 2010	2,204,300	4,273,000
Third Quarter 2010	1,973,200	2,247,000
Fourth Quarter 2010 (1)	1,200,000	1,447,000
(1) Minimum EBITDA requirement as modified in the Fifth Amendment to the Credit Agreement.

In addition, effective with the Fourth Amendment, the monthly borrowing limits under the revolving commitments were subject to a borrowing base, up to a maximum borrowing limit of $28.0 million for the fiscal year 2010.  The Credit Facility allows the Company to borrow funds based on certain percentages of accounts receivable (80% of eligible accounts) and inventories (50% of eligible inventory), less outstanding letters of credit.

On December 17, 2010, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment included the modification of certain definitions, terms and reporting requirements and extended the revolving termination date and term maturity date of the Company’s Credit Facility to May 31, 2011 to allow a new facility to be put in place to meet both short-term and long-term operating needs.  In addition, financial covenants were modified to reflect the Company’s updated operating and cash flow projections for the fiscal quarters ending on or closest to December 31, 2010 and March 31, 2011.  Borrowings under the revolving line of credit, subject to a borrowing base up to a maximum borrowing limit of $28.0 million, and the interest rates for borrowings under the revolving line of credit and the term loan, remained unchanged.    The Company’s ability to access these borrowings is subject to compliance with the terms and conditions of the Credit Agreement including the financial covenants.  As of December 31, 2010, the Company had $19.3 million outstanding and $1.6 million available under its revolving line of credit.

The Company’s financial statements at December 31, 2010 reflect a deficit in working capital (total current assets less total current liabilities) of approximately $12.9 million primarily as a result of the classification of its Credit Facility as short-term.  Because the Credit Facility is scheduled to expire on May 31, 2011 and the Company did not enter into a financing agreement with its existing or other lenders before the issuance of the statement of financial position for the year ended December 31, 2010, the Company’s outstanding long-term indebtedness as of December 31, 2010 is classified as a current liability until such time as the refinancing or replacement of the Credit Facility is completed.

The Company is currently in negotiations with Wells Fargo Capital Finance, LLC (“WFCF”) for a new long-term credit facility that we expect to have completed prior to the May 31, 2011 expiration date of our current Credit Facility.  This credit facility along with the proposed subordinated debt arrangement discussed in Note 21 is expected to be sufficient to pay off the existing Credit Facility and to meet the Company’s operating needs in the foreseeable future.

During 2010, the Company paid down $12.0 million in principal on its term loan, and paid $0.5 million in principal on outstanding bonds.  Borrowings under the Company’s revolving line of credit were increased by $5.8 million in 2010.

Management expects to maintain compliance with the revised minimum quarterly Consolidated EBITDA covenant, as modified in the Fifth Amendment, based on the Company’s 2011 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the Credit Agreement prior to its expiration.

If the Company fails to comply with the covenants under its amended Credit Agreement, there can be no assurance that a majority of the lenders that are party to the Credit Agreement will consent to a further amendment of the Credit Agreement.  In this event, the lenders could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance this indebtedness under unfavorable terms.  If its debt were accelerated, the Company’s assets might not be sufficient to repay its debt in full should the assets be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.  Further, while conditions in the credit markets have improved in recent months and the Company is currently in negotiations with respect to a new long-term credit facility to refinance the Credit Facility, if unfavorable conditions were to return before the Credit Facility expires, there can be no assurance that the Company will be able to refinance any or all of this indebtedness.

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

The State of North Carolina Economic Development Revenue Bonds were payable in annual installments of $500,000 plus quarterly interest payments at a variable tax-exempt bond rate (0.9% at August 1, 2010).  The final installment was paid on August 2, 2010.

Total long-term debt of $17.0 million at December 31, 2010 is due to mature in 2011 according to the terms of the Credit Facility.

The Company is contingently liable for four standby letters of credit totaling $1.7 million at December 31, 2010.  Three letters of credit, totaling approximately $1.5 million, exist to meet credit requirements for the Company’s insurance providers and expire on May 31, 2011.  The remaining letter of credit for $0.2 million expires on April 23, 2012.

Interest expense for the years ended December 31, 2010, 2009, and 2008 (in thousands) was approximately $5,525, $6,453, and $6,388, respectively.

Interest paid for the years ended December 31, 2010, 2009, and 2008 (in thousands) was approximately $5,563, $6,767, and $6,070, respectively.

Interest Rate Swap Agreements

In March 2005, the Company entered into an interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $15.0 million and a maturity date of January 31, 2015 to hedge against increases in variable interest rates associated with the then-existing term loan and revolving credit agreement.  From its inception through the end of the third quarter of 2008, this swap agreement was designated as a cash flow hedge and is used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through January of 2015, thus reducing the impact of changes in interest rates on future interest expense.  In July 2007, the Company entered into a second interest rate swap agreement with JP Morgan Chase, N.A. with a notional amount of $10.0 million and a maturity date of May 17, 2012, to hedge against changes in cash flows attributable to changes in LIBOR.

At December 31, 2010, these agreements had notional amounts of $6.8 million and $10.0 million, respectively.  In accordance with the terms of the swap agreements, the Company pays a fixed interest rate of 4.78% and 5.60%, respectively.  The Company receives variable rates, based on LIBOR, calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense.  The Company recorded a liability for the fair value of these swap agreements in the amount of $1.2 million at December 31, 2010 and $1.5 million at December 31, 2009.  This represents the fair value of the swap instruments that has been recorded in the statements of financial position as a noncurrent liability.  The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

In anticipation of entering into a new credit facility, the two interest rate swap agreements that the Company had entered into with JPMorgan Chase Bank, N.A. were terminated on March 25, 2011 resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.   In addition, the remaining unamortized loss on the swaps included in accumulated other comprehensive loss is expected to be charged to interest expense in 2011.

Effective with the Second Amendment, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps will be recorded within earnings on the consolidated statements of operations.   For the years ended December 31, 2010, 2009 and 2008, amortized losses of $0.3 million, $0.3 million, and $46,000, respectively, were recognized in interest expense on the consolidated statements of operations.  In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2010 and 2009 resulted in a $0.3 million and a $0.7 million reduction, respectively, to interest expense and the corresponding liability.  Interest expense resulting from net payments under the swap agreements was $0.9 million and $1.0 million for 2010 and 2009, respectively.

Because the derivatives no longer qualified as cash flow hedges as of December 31, 2008, hedge accounting was discontinued and the derivatives are carried in the consolidated statements of financial position at their fair value, subsequent changes in the fair value of the derivatives are recognized in current-period earnings, and the derivative gain or loss is deferred to accumulated other comprehensive income until the hedged forecasted transactions affect earnings.  Additional derivative disclosures can be found in Notes 2, 10 and 21.

13.	ACCRUED LIABILITIES

In the consolidated statements of financial position are the following accrued liabilities:

(thousands)	2010	2009
Accrued liabilities:
Payroll and related expenses	$2,348	$1,889
Property taxes	927	946
Self insurance	153	643
Professional fees	142	172
Customer incentives	883	666
Accrued income taxes	289	441
Other	886	518
Total	$5,628	$5,275

14.	INCOME TAXES

The provision for income tax benefit from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

(thousands)	2010	2009	2008
Income taxes (benefit):
Current:
Federal	$(148)	$(564)	$-
State	50	95	-
Total current	(98)	(469)	-
Deferred:
Federal	17	-	(9,016)
State	-	-	(936)
Total deferred	17	-	(9,952)
Income tax benefit	$(81)	$(469)	$(9,952)

The provisions for the income tax benefit for the years ended December 31, 2010, 2009 and 2008 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate (34% in each of the years presented) to income before income taxes.

A reconciliation of the differences related to continuing operations is as follows:

(thousands)	2010	2009	2008
Rate applied to pretax loss	$389	$(2,010)	$(26,047)
State taxes, net of federal tax effect	50	(83)	(2,269)
Deferred tax valuation allowance	(311)	1,397	17,967
Other	(209)	227	397
Income tax benefit- continuing operations	$(81)	$(469)	$(9,952)

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

Given the accumulated net operating loss after carry-backs in the prior three years, the net loss reported for the years ended December 31, 2009 and 2008, and current economic conditions, it is more likely than not that the deferred tax assets will not be realized.  Accordingly, after consideration of these factors, effective December 31, 2008, the Company provided a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse resulting in a non-cash tax charge of approximately $18.0 million in the fourth quarter of 2008. An additional $1.4 million valuation allowance was provided for deferred tax assets net of deferred tax liabilities incurred in 2009.  In 2010, the valuation allowance was reduced by $0.3 million.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.

For the year ended December 31, 2010, the Company reported net income of $1.2 million. The taxable income for 2010 was offset by prior years’ net operating losses.  For the year ended December 31, 2009, the Company incurred a net loss of approximately $4.5 million.  The valuation allowance offset the benefits of the net loss for 2009, except for an intra-period tax adjustment related to taxable income from discontinued operations, and recognized in the year ended December 31, 2009.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 20.1% in 2010 compared to 31.6% in 2009 and 36.4% for 2008.  The effective tax rate varies from the expected statutory rate primarily due to the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss from continuing operations for the periods presented.

The composition of the deferred tax assets and liabilities is as follows:

(thousands) As of December 31	2010	2009
Gross deferred tax assets:
Trade receivables allowance	$147	$259
Inventory capitalization	219	90
Accrued expenses	810	634
Deferred compensation	1,083	1,155
Non-compete agreements	40	58
Inventory reserves	316	481
AMT and other tax credit carry-forwards	489	529
Federal and State NOL carry-forwards	11,200	11,853
Share-based compensation	188	132
Depreciation expense	353	-
Pension liability	100	93
Interest rate swaps	460	569
Intangibles	2,409	3,489
Valuation allowance	(19,053)	(19,364)
Gross deferred tax assets	(1,239)	(22)
Gross deferred tax liabilities:
Accelerated depreciation	-	(1,181)
Prepaid expenses	(87)	(106)
Share-based compensation	-	-
Gross deferred tax liabilities	(87)	(1,287)
Net deferred tax liabilities	$(1,326)	$(1,309)

The deferred tax amounts above have been reflected on the accompanying consolidated statements of financial position as of December 31, 2010 and 2009 as follows:

(thousands)	2010	2009
Current deferred tax assets	$-	$-
Long-term deferred tax liabilities	(1,326)	(1,309)
Deferred tax liabilities, net	$(1,326)	$(1,309)

The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings currently and in the future.  At December 31, 2010, the Company had a federal net operating loss carryforward of approximately $29.9 million that will begin to expire in 2027 and state net operating loss carryforwards of approximately $34.4 million that will expire in varying amounts between 2012 and 2029.

At December 31, 2010, the Company has federal AMT credit carry-forwards of $0.2 million and state manufacturing credit carry-forwards of $0.1 million which are available to be directly offset against future federal and state income tax liabilities.  The state manufacturing carry-forwards expire in 2013.  The AMT credits do not expire.

The amount of income taxes paid in 2010, 2009 and 2008 was $0 million, $0 million and $0.3 million, respectively.

The Company is subject to periodic audits by domestic tax authorities.  Currently, the Company is undergoing two routine periodic audits in domestic tax jurisdictions.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

15.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors.  The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

The Company has 20,000,000 shares of common stock authorized, without par value, of which 9,313,189 shares were issued and outstanding as of December 31, 2010.

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

During 2010, 2009 and 2008, the Company issued approximately 131,000, 156,250 and 24,500 shares, respectively, related to stock option and stock-based compensation plans.  See Note 19 for further details.

Accumulated Other Comprehensive Income (Loss)

U.S. GAAP defines comprehensive income as non-shareholder changes in equity.  The components of and changes in accumulated other comprehensive loss as of December 31, 2010, 2009, and 2008 are as follows:

(thousands)	Interest Rate Swap Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2008	$(563)	$(109)	$	(672)
Current period change, net of tax	(750)	(17)		(767)
Balance, December 31, 2008	(1,313)	(126)		(1,439)
Current period change, net of tax	318	(60)		258
Balance, December 31, 2009	(995)	(186)		(1,181)
Current period change, net of tax	318	33		351
Balance, December 31, 2010	$(677)	$(153)		$(830)

Warrants

As part of the lenders’ consideration for the Second Amendment of the Credit Agreement, the Company entered into a Warrant Agreement under which the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1.00.  The Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on December 11, 2018.  The fair value of the warrants was recorded in additional paid-in-capital for approximately $214,000 as of December 11, 2008.  As of January 1, 2009, the fair value of these warrants was reclassified from shareholders’ equity to a long-term liability included in deferred compensation and other on the consolidated statements of financial position.  The fair value of the warrants will be periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of operations.

Pursuant to the anti-dilution provisions of the Warrant Agreement, the number of shares of common stock issuable upon exercise of the Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted stock at a price less than, and options to purchase common stock with an exercise price less than, the Warrant exercise price then in effect.   See Notes 10 and 12 for further details.

Shareholder Rights Plan

On March 21, 2006, in conjunction with the expiration of the Shareholder Rights Agreement dated March 20, 1996, the Company’s Board of Directors adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s Common Stock.  Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of Common Stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of Common Stock subsequently issued prior to the separation date as defined in the Shareholder Rights Agreement.  Each right entitles the holder to purchase 1/100th of a Preferred Share at the exercise price (currently $30.00), and in an unfriendly takeover situation, to purchase Company Common Stock having a market value equal to two times the exercise price.  Also, if the Company is merged into another corporation, or if 50% or more of the Company’s assets are sold, then rights-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price.  In either situation, these rights are not available to the acquiring party.  However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price which is judged by the Board of Directors to be fair to Patrick shareholders.  The rights may be redeemed by the Company under certain circumstances at the rate of $0.01 per right.  The rights will expire on March 21, 2016.  The Company has authorized 1,000,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

On March 12, 2008, in connection with a private placement of common stock with Tontine Capital, the Company amended the provisions of the Shareholder Rights Agreement to exempt all Tontine Capital entities or any of their affiliates or associates.

16.	INCOME PER COMMON SHARE

Income per common share is calculated for the years ended December 31, 2010, 2009 and 2008 as follows:

(thousands except per share data)	2010	2009	2008
Income (loss) from continuing operations	$1,226	$(5,443)	$(66,657)
Income (loss) from discontinued operations	-	922	(4,850)
Net income (loss) for basic and diluted per share calculation	$1,226	$(4,521)	$(71,507)

Weighted average common shares outstanding – basic	9,351	9,198	8,009
Effect of potentially dilutive securities	512	-	-
Weighted average common shares outstanding – diluted	9,863	9,198	8,009
Basic net income (loss) per share:
Continuing operations	$0.13	$(0.59)	$(8.32)
Discontinued operations	-	0.10	(0.61)
Net income (loss)	$0.13	$(0.49)	$(8.93)

Diluted net income (loss) per share:
Continuing operations	$0.12	$(0.59)	$(8.32)
Discontinued operations	-	0.10	(0.61)
Net income (loss)	$0.12	$(0.49)	$(8.93)

For the years ended December 31, 2009 and 2008, there is no difference in basic and diluted earnings per share since a net loss was recorded in each of those periods, resulting in all common stock equivalents having no dilutive effect.  The following shares were excluded from diluted earnings per share because of their anti-dilutive effect:  2009 - approximately 132,200 shares related to stock options and 192,900 shares related to stock warrants; and 2008 - 35,700 shares related to stock options and 86,600 shares related to stock warrants.

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

17.	LEASE COMMITMENTS

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

At December 31, 2010, future minimum lease payments for continuing operations required under facility and equipment operating leases that have initial or remaining noncancelable lease terms in excess of one year, are as follows:

(thousands)	Facility Leases	Equipment Leases
2011	$2,184	$809
2012	1,727	584
2013	1,452	234
2014	1,359	157
2015	873	111
Thereafter	1,681	112
Total minimum lease payments	$9,276	$2,007

The total rent expense (in thousands) included in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008 is approximately $3,415, $3,841, and $5,257, respectively, of which approximately $49 was paid in 2008 to the former chairman emeritus.  There was no rent paid to the former chairman emeritus in 2010 or 2009.  Rent expense in 2010 was reduced by $0.3 million for the recognition of the portion of the deferred gain that is being amortized and offset against lease payments related to the sale of the California facility in the first quarter of 2010.  See Note 2 for further details.

18.	COMMITMENTS AND CONTINGENCIES

Legal

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

Although the ultimate outcome of these matters cannot be ascertained, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the ultimate resolution of these proceedings, lawsuits and other claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Self-Insurance

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants.  The Company is potentially responsible for annual claims not to individually exceed approximately $250,000 at December 31, 2010.

The Company has accrued an estimated liability for these benefits based upon claims incurred and for estimated claims incurred but not reported, and for changes in the reserves.

19.	COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees.  The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death.  The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.  The assumed discount rate to measure the liability was 7% at both December 31, 2010 and 2009.  The Company recognized expense of $0.2 million, $0.2 million, and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively, in conjunction with this plan.  Life insurance contracts have been purchased which may be used to fund these agreements.  The contracts are recorded at their cash surrender value in the statements of financial position.  Any differences between actual proceeds and cash surrender value are recorded as gains in the periods presented.  Additionally, the Company records gains or losses on the cash surrender value in the period incurred.  For the years ended December 31, 2010 and 2009, the Company recognized gains of $139,000 and $109,000, respectively, and recognized a loss for 2008 of $87,000.

Bonus Plan

The Company pays bonuses to certain management and sales personnel.  Historically, bonuses are determined annually and are based upon corporate and divisional income levels.  The charge to operations amounted to approximately $1.4 million, $89,000 and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for substantially all of its employees with over one year of service and who are at least 21 years of age.  The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors.  The contributions and related expense for the years ended December 31, 2010, 2009, and 2008 were immaterial.

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

The Company recorded compensation expense of $0.2 million, $0.1 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, on the consolidated statements of operations for its stock-based compensation plans.

In November 2009, Patrick’s shareholders approved the Patrick Industries, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) which included incentive stock options, non-qualified stock options, related stock appreciation rights, performance and restricted stock awards, and other awards.  Prior to November 2009, Patrick granted equity awards under the terms of the Patrick Industries, Inc. 1987 Stock Option Program, as amended and restated (the “1987 Plan”).  Stock options and awards previously granted under the 1987 Plan were not affected by the 2009 Plan and will remain outstanding until they are exercised, expire or otherwise terminate.  The shares that were available for future awards under the 1987 Plan are included in the total shares available under the 2009 Plan.

The Company’s 2009 Plan permits the future granting of share options and share awards to its employees, Directors and other service providers for up to 716,377 shares of stock as of December 31, 2010.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Option awards granted under the 1987 Plan generally vest over four years of continuous service and have six-year contractual terms.  Ten percent of the option awards granted on May 21, 2009 under the 1987 Plan were immediately vested on the grant date.  The remaining options will vest in increments until the completion of a three-year period of continuous employment and have 10-year contractual terms.

The following table summarizes the Company’s option activity during the years ended December 31, 2010, 2009, and 2008:

Years ended December 31		2010		2009		2008
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding, beginning of year	585	$2.67	126	$9.99	143	$9.99
Granted during the year	-	-	495	1.25	-	-
Forfeited during the year	(88)	8.70	(31)	9.99	(17)	9.98
Exercised during the year	-	-	(5)	1.25	-	-
Outstanding, end of year	497	$1.61	585	$2.67	126	$9.99

Aggregate intrinsic value of total options outstanding ($ thousands)		$310		$578		$0

Vested Options:
Vested during the year	124	$1.25	67	$3.49	47	$9.99
Eligible, end of year for exercise	187	$2.20	143	$7.02	114	$9.99
Aggregate intrinsic value of options exercisable ($ thousands)		$108		$58		$0
Weighted average fair value of options granted during the year		N/A		$1.25		N/A

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, based on the Company’s closing stock price of $1.90 per share as of December 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2009 was $16,000.  The cash received, and the tax benefit realized from, the exercise of stock options was approximately $7,000 in 2009.  No options were exercised for the years ended December 31, 2010 and 2008.  There are 166,250 stock options that are expected to vest in 2011.

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

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2009.  There were no stock options granted in 2010 and 2008.

2009
Dividend rate	-%
Risk-free interest rate	3.37%
Expected option life	4 years
Price volatility	71.42%

A summary of options outstanding and exercisable at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
(shares in thousands)	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
2005 Grants:
Exercise price - $9.95	21	1.0	$9.95	21	$9.95
2009 Grants:
Exercise price - $0.75	238	8.4	0.75	83	0.75
Exercise price - $1.75	238	8.4	1.75	83	1.75

In conjunction with the Company’s restricted stock awards, the Board of Directors approved the following share grants in 2009 and 2010: 117,500 shares on May 21, 2009; 3,500 shares on June 22, 2009; 10,000 shares on September 21, 2009; 20,000 shares on October 1, 2009; and 131,000 shares on May 20, 2010.  In addition, the Board of Directors approved the grant of 495,000 shares related to stock options on May 21, 2009.

As of December 31, 2010, there was approximately $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of approximately 19 months.  The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $0.2 million, $0.2 million and $0.5 million, respectively.

Restricted Stock

The following table summarizes the activity for unvested restricted stock for the years ended December 31, 2010 and 2009:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2009	8	$6.50
Granted during the year	151	1.23
Vested during the year	(47)	1.86
Unvested, December 31, 2009	112	1.35
Granted during the year	131	2.75
Vested during the year	(89)	1.88
Unvested, December 31, 2010	154	2.23

The total fair value of restricted stock vested during the years ended December 31, 2010 and 2009 was approximately $168,000 and $87,000, respectively.

20.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process. In  accordance with changes made to the Company’s internal reporting structure, the Company changed its segment reporting from three reportable segments to two reportable segments effective January 1, 2010.  Operations previously included in the Other Component Manufactured Products segment were consolidated with the operations in the Primary Manufactured Products segment to form one new segment called Manufacturing.  The other reportable segment, Distribution, remained the same as reported in prior periods.

Prior year results were reclassified to reflect the current year presentation. In addition, certain segment information in the prior periods’ consolidated financial statements has been reclassified to reflect sold businesses reported as discontinued operations.

A description of the Company’s reportable segments based on continuing operations is as follows:

Manufacturing - Utilizes various materials, including MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division and a vinyl printing division.  The Manufacturing segment contributed approximately 80%, 79% and 78% of the Company’s net sales for the years ended December 31, 2010, 2009 and 2008.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.  The Distribution segment contributed approximately 20%, 21% and 22% of the Company’s net sales for the years ended December 31, 2010, 2009 and 2008.

The Company sold certain assets and the business of its American Hardwoods operation in January 2009 and sold the building that housed this operation in June 2009.  Results relating to this operation, which were previously reported in the Distribution segment, were reclassified to discontinued operations for all periods presented.

The Company sold certain assets and the business of its aluminum extrusion operation in July 2009.  Results relating to this operation, which comprised the entire Engineered Solutions segment, were reclassified to discontinued operations for all periods presented.

The accounting policies of the segments are the same as those described in Note 2, except that segment data includes intersegment sales.  Assets are identified to the segments with the exception of cash, prepaid expenses, land and buildings, certain deferred assets, and intangibles which are identified with the corporate division.  The corporate division charges rents to the segments for use of the land and buildings based upon estimated market rates.  The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices.  The Company also records income from purchase incentive agreements as corporate division revenue.  The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income and total identifiable assets.  In addition, certain significant items, including impairments and restructuring charges (the majority of which are non-cash in nature), are presented in the table below.

The table below presents information about the net income, segment assets, and certain other items that are either used by or provided to the chief operating decision makers of the Company as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010
	Manufacturing	Distribution	Total
Net outside sales	$222,909	$55,323	$278,232
Intersegment sales	11,632	234	11,866
Total sales	234,541	55,557	290,098
Cost of goods sold	213,678	47,812	261,490
Operating income	8,586	1,186	9,772
Identifiable assets	39,414	13,587	53,001
Depreciation and amortization	3,618	199	3,817

	2009
	Manufacturing	Distribution	Total
Net outside sales	$168,710	$43,812	$212,522
Intersegment sales	8,726	9	8,735
Total sales	177,436	43,821	221,257
Cost of goods sold	161,781	38,273	200,054
Operating income	5,412	76	5,488
Identifiable assets	44,128	8,262	52,390
Depreciation and amortization	3,945	126	4,071

	2008
	Manufacturing	Distribution	Total
Net outside sales	$253,782	$71,369	$325,151
Intersegment sales	13,048	47	13,095
Total sales	266,830	71,416	338,246
Cost of goods sold	250,857	62,026	312,883
Operating income (loss)	(57,707)	1,527	(56,180)
Identifiable assets	48,460	9,857	58,317
Depreciation and amortization	5,711	112	5,823
Intangible asset impairments (1)	56,727	-	56,727
Restructuring charges (2)	779	-	779

(1)	Intangible asset impairments are reflected in the operating loss.
(2)	Restructuring charges are reflected in cost of goods sold and the operating loss.

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
Net sales:
Total sales for reportable segments	$290,098	$221,257	$338,246
Elimination of intersegment sales	(11,866)	(8,735)	(13,095)
Consolidated net sales	$278,232	$212,522	$325,151

Cost of goods sold:
Total cost of goods sold for reportable segments	$261,490	$200,054	$312,883
Elimination of intersegment cost of goods sold	(11,866)	(8,735)	(13,095)
Consolidation reclassifications	(175)	(99)	(199)
Corporate incentive agreements	(1,569)	(1,708)	(2,945)
Other	714	131	1,268
Consolidated cost of goods sold	$248,594	$189,643	$297,912

Operating income (loss):
Operating income (loss) for reportable segments	$9,772	$5,488	$(56,180)
Corporate incentive agreements	1,569	1,708	2,945
Gain on sale of fixed assets	2,866	1,201	4,566
Unallocated corporate expenses	(7,237)	(6,697)	(19,645)
Amortization	(564)	(353)	(1,716)
Restructuring charges	-	-	(202)
Consolidated operating income (loss)	$6,406	$1,347	$(70,232)

Consolidated total assets:
Identifiable assets for reportable segments	$53,001	$52,390	$58,317
Corporate property and equipment	14,649	15,030	19,295
Current assets not allocated to segments	3,517	508	2,060
Intangibles and other assets not allocated to segments	3,650	4,558	5,279
Consolidation eliminations	-	(274)	(274)
Assets held for sale	-	4,825	15,816
Consolidated total assets	$74,817	$77,037	$100,493

Depreciation and amortization:
Depreciation and amortization for reportable segments	$3,817	$4,071	$5,823
Corporate depreciation and amortization	1,153	1,200	1,499
Depreciation for discontinued operations	-	-	751
Consolidated depreciation and amortization	$4,970	$5,271	$8,073

Restructuring Charges:
Restructuring charges – cost of goods sold	$-	$-	$779
Restructuring charges – SG&A	-	-	202
Consolidated restructuring charges	$-	$-	$981
Intangible Assets Impairments:
Impairments for reportable segments:
Goodwill	$-	$-	$27,374
Other intangible assets	-	-	29,353
Consolidated intangible assets impairments	$-	$-	$56,727

Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.4 million and $1.7 million, respectively.  Intangible assets amortization expense in the Distribution segment was $61,000 in 2010.  There was no amortization expense in the Distribution segment in 2009 and 2008.

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.  Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.  Beginning in January 2011, a majority of the corporate expenses will be allocated to the business units within the Company’s Manufacturing and Distribution segments in accordance with changes made to the Company’s internal reporting structure.

Major Customers

The Company had one recreational vehicle (“RV”) customer that accounted for approximately 29% of the trade receivables balance at December 31 2010 and 27% of consolidated net sales for the year ended December 31, 2010.  This same customer accounted for approximately 34% of the Company’s trade receivables at December 31, 2009 and 21% of consolidated net sales as of December 31, 2009.  In addition, sales to a different RV customer accounted for approximately 18% of consolidated net sales in 2010.   There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2010 and 2009.

In 2009, sales to a RV and a manufactured housing customer accounted for approximately 14% and 12%, respectively, of consolidated net sales of the Company.  In 2008, sales to two different RV customers accounted for approximately 13% and 12%, respectively, of consolidated net sales.

21.	SUBSEQUENT EVENTS

Majority Shareholder Proposed Acquisition of Secured Senior Subordinated Notes of the Company

On February 28, 2011, Tontine Capital and the Company entered into a preliminary non-binding letter of intent (the “Letter of Intent”) concerning the proposed acquisition by Tontine Capital of up to $8.0 million of secured senior subordinated notes of the Company (the “Notes”).  The Letter of Intent was disclosed in an amendment to Tontine Capital’s previously filed Schedule 13D, which amendment was filed with the SEC on March 4, 2011.  The Notes, which would be issued in connection with the refinancing of the Company’s existing Credit Facility, would have a five-year maturity, with interest-only payments due over the term and the entire principal amount due at maturity.  In addition, for every $1 million of original principal amount of the Notes, the note holder would receive warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01 per share and a five-year term.  Tontine Capital stated that the timing of the closing of the purchase of the Notes would be dependent upon many factors, including, without limitation, the successful refinancing of the Company’s existing Credit Facility, satisfactory legal documentation and other standard conditions. On March 15, 2011, the Company and Tontine Capital executed a commitment letter with respect to such financing, on terms and subject to conditions substantially identical to those contained in the Letter of Intent.

Long-Term Credit Facility Negotiations

The Company is currently in negotiations with WFCF for a new long-term credit facility that we expect to have completed prior to the May 31, 2011 expiration date of our current Credit Facility.  This credit facility along with the proposed subordinated debt arrangement discussed above is expected to be sufficient to pay off the existing Credit Facility and to meet the Company’s operating needs in the foreseeable future.

Termination of Interest Rate Swap Agreements

In anticipation of entering into a new credit facility, the two interest rate swap agreements that the Company had entered into with JPMorgan Chase Bank, N.A. were terminated on March 25, 2011 resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.   In addition, the remaining unamortized loss on the swaps included in accumulated other comprehensive loss is expected to be charged to interest expense in 2011.