Form 10-Q
period 2011-03-27
PATRICK INDUSTRIES INC
filed 2011-05-10
CIK 76605

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2011
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
Yes ☐   No ☒

As of April 29, 2011, there were 9,585,189 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) March 27, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$4,850	$1,957
Trade receivables, net	25,804	10,190
Inventories	23,335	22,723
Prepaid expenses and other	1,779	2,258
Total current assets	55,768	37,128
Property, Plant and Equipment	75,458	75,573
Less accumulated depreciation	53,097	52,401
Net property, plant and equipment, at cost	22,361	23,172
Goodwill	2,966	2,966
Intangible assets, net of accumulated amortization (2011: $1,089; 2010: $917)	7,729	7,901
Deferred financing costs, net of accumulated amortization (2011: $0; 2010: $3,720)	593	325
Other non-current assets	525	3,325
TOTAL ASSETS	$89,942	$74,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$-	$16,983
Short-term borrowings	-	19,250
Accounts payable	24,737	8,204
Accrued liabilities	4,656	5,628
Total current liabilities	29,393	50,065
Long-term debt, less current maturities	37,395	-
Deferred compensation and other	4,168	5,290
Deferred tax liabilities	1,326	1,326
TOTAL LIABILITIES	72,282	56,681

SHAREHOLDERS’ EQUITY
Common stock	53,880	53,798
Accumulated other comprehensive loss	(153)	(830)
Additional paid-in capital	148	148
Accumulated deficit	(36,215)	(34,980)
TOTAL SHAREHOLDERS’ EQUITY	17,660	18,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,942	$74,817

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(thousands except per share data)	First Quarter Ended
	March 27, 2011	March 28, 2010
NET SALES	$69,485	$63,500
Cost of goods sold	61,595	57,022
Gross profit	7,890	6,478

Operating expenses:
Warehouse and delivery	3,113	2,634
Selling, general and administrative	3,857	3,806
Amortization of intangible assets	172	126
Gain on sale of fixed assets	(24)	(2,791)
Total operating expenses	7,118	3,775
OPERATING INCOME	772	2,703
Stock warrants revaluation	270	282
Interest expense, net	1,737	1,511
Income (loss) before income taxes	(1,235)	910
Income taxes	-	-
NET INCOME (LOSS)	$(1,235)	$910

BASIC NET INCOME (LOSS) PER COMMON SHARE	$(0.13)	$0.10

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.13)	$0.09

Weighted average shares outstanding - Basic	9,452	9,270
- Diluted	9,452	9,852

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 27, 2011	March 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,235)	$910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,017	1,143
Amortization of intangible assets	172	126
Stock-based compensation expense	73	27
Deferred compensation expense	58	64
Gain on sale of fixed assets	(24)	(2,791)
Stock warrants revaluation	270	282
Decrease in cash surrender value of life insurance	45	45
Deferred financing amortization	349	367
Interest paid-in-kind	112	190
Amortization of loss on interest rate swap agreements	677	79
Change in fair value of derivative financial instruments	(106)	76
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(15,614)	(9,312)
Inventories	(612)	(2,881)
Prepaid expenses and other	467	460
Accounts payable and accrued liabilities	15,469	9,170
Payments on deferred compensation obligations	(115)	(106)
Net cash provided by (used in) operating activities	1,003	(2,151)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(194)	(251)
Proceeds from sale of property, equipment and facility	24	4,026
Acquisitions	-	(2,014)
Insurance premiums paid	(7)	(6)
Net cash provided by (used in) investing activities	(177)	1,755
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under long-term debt agreements	1,050	-
Short-term borrowings (payments), net	-	4,500
Principal payments on long-term debt	-	(4,026)
Proceeds from life insurance policy loans	2,762	-
Payment on termination of interest rate swap agreements	(1,137)	-
Payment of deferred financing/debt issuance costs	(617)	(17)
Proceeds from exercise of stock options, including tax benefit	9	-
Other	-	33
Net cash provided by financing activities	2,067	490
Increase in cash and cash equivalents	2,893	94
Cash and cash equivalents at beginning of year	1,957	60
Cash and cash equivalents at end of period	$4,850	$154

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        GENERAL

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 27, 2011 and December 31, 2010, and its results of operations and cash flows for the three months ended March 27, 2011 and March 28, 2010.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2010.  Operating results for the first quarter ended March 27, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.        SIGNIFICANT ACCOUNTING POLICIES

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Mar. 27, 2011	Dec. 31, 2010
Raw materials	$14,675	$14,221
Work in process	1,039	926
Finished goods	1,873	1,569
Less: reserve for inventory obsolescence	(873)	(694)
Total manufactured goods, net	16,714	16,022
Materials purchased for resale (distribution products)	6,815	6,861
Less: reserve for inventory obsolescence	(194)	(160)
Total materials purchased for resale (distribution products), net	6,621	6,701
Total inventories	$23,335	$22,723

Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets at March 27, 2011 are related to its Manufacturing and Distribution segments.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the first quarter ended March 27, 2011.

As of March 27, 2011, the remaining intangible assets balance of $7.7 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $6.3 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

3.        ACQUISITIONS

Quality Hardwoods Sales

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales (“Quality Hardwoods”), a limited liability company, for $2.0 million.  The assets acquired in the acquisition, including goodwill of $0.7 million and other intangible assets of $0.6 million, were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The results of operations for Quality Hardwoods are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.

Blazon International Group

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

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized during the fourth quarter of 2010.   In addition to the goodwill  and other intangible assets acquired, the Company acquired typical working capital items of trade receivables, inventories, prepaid expenses and accounts payables as noted in the table below, resulting in a final total purchase price of approximately $3.8 million.

(thousands)
Trade receivables	$1,247
Inventories	2,612
Prepaid expenses	22
Accounts payables	(1,019)
Intangible assets	795
Goodwill	105
Total purchase price	$3,762

The following unaudited pro forma information assumes the Blazon acquisition occurred as of January 1 of the period presented.  The pro forma information contains the actual combined operating results of Blazon with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period.  Pro forma information related to the Quality Hardwoods acquisition is not included in the table below as its financial results were not considered to be significant to the Company’s operating results for the period presented.

(thousands except per share data)	First Quarter Ended Mar. 28, 2010
Revenue	$68,862
Net income	1,004
Income per share – basic	0.11
Income per share – diluted	0.10

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.        STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions required by U.S. GAAP. The Company recorded compensation expense of $73,000 and $27,000 for the first quarter ended March 27, 2011 and March 28, 2010, respectively, for its stock-based compensation plans on the condensed consolidated statements of operations.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2010 and 2011: 131,000 shares on May 20, 2010 and 140,000 shares on March 1, 2011.

As of March 27, 2011, there was approximately $0.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 21 months.

5.        GAIN ON SALE OF FIXED ASSETS

In the fourth quarter of 2009, the Company entered into a listing agreement to sell its manufacturing and distribution facility in Woodburn, Oregon.  Approximately $3.2 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a pretax gain on sale of approximately $0.8 million.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a total pretax gain on sale of approximately $2.7 million.   Approximately $2.0 million of the total pretax gain on sale was recognized in the Company’s first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments as required by U.S. GAAP beginning in the second quarter of 2010.  The deferred gain recognized during the first quarter ended March 27, 2011 was $0.1 million.

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

Basic and diluted earnings per common share for the first quarter periods were calculated using the weighted average shares as follows:

	First Quarter Ended
(thousands)	March 27, 2011	March 28, 2010
Weighted average common shares outstanding - basic	9,452	9,270
Effect of potentially dilutive securities	-	582
Weighted average common shares outstanding - diluted	9,452	9,852

For the first quarter ended March 27, 2011, there is no difference in basic and diluted earnings per share because a net loss was recorded in this period resulting in all common stock equivalents having no dilutive effect.  Potentially dilutive securities totaling approximately 200,000 shares related to stock options and 265,900 shares related to stock warrants in first quarter 2011 were excluded from diluted earnings per common share because of their anti-dilutive effect.

7.        OTHER NON-CURRENT ASSETS

As of March 27, 2011, other non-current assets of $0.5 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million. These borrowing were entered into in connection with the refinancing of the Company’s existing Credit Facility (as defined).

8.        LONG-TERM CREDIT FACILITYAND LONG-TERM DEBT

New Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent, to establish a four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaces the Company’s credit agreement,      dated May 18, 2007, as amended, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”) which was scheduled to mature on May 31, 2011.

The 2011 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated March 31, 2011, between the Company and WFCF, as agent.  The 2011 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

● The maturity date for the 2011 Credit Facility is March 31, 2015;

● Borrowings under the revolving line of credit (the “Revolver”) are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million;

● The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

● The financial covenants include a minimum fixed charge coverage ratio, minimum excess availability under the Revolver, and annual capital expenditure limitations;

● The Company’s existing standby letters of credit as of March 31, 2011 will remain outstanding under the terms of the 2011 Credit Agreement; and

● Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

Secured Senior Subordinated Notes

In connection with the refinancing of its existing Credit Facility, the Company entered into a Secured Senior Subordinated Note and Warrant Purchase Agreement, dated March 31, 2011, with Tontine Capital Overseas

Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P., a Delaware limited partnership (“Northcreek”) as Buyers and with Northcreek as Collateral Agent (the “Purchase Agreement”).  The Purchase Agreement provides for the issuance of $5.0 million of secured senior subordinated debt, with a note for $2.5 million issued to each of TCOMF2 and Northcreek (the “Notes”).  The Notes are secured by a pledge of substantially all of the assets of the Company, pursuant to a Security Agreement, dated March 31, 2011, between the Company and Northcreek as Collateral Agent.  The Notes are subject to a Subordination Agreement among TCOMF2, Northcreek and WFCF.  The Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.

Long-Term Debt Classification

In conjunction with the establishment of the 2011 Credit Facility, all of the Company’s outstanding short-term indebtedness has been classified as a long-term liability as of March 27, 2011.

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

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan Chase Bank, N.A. to hedge against increases in variable interest rates.  Effective with the Second Amendment on December 11, 2008 (the “Second Amendment”) to the Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Losses on the swaps included in other comprehensive income as of the de-designation date are being amortized into net income (loss) over the life of the swaps utilizing the straight-line method which approximates the effective interest method.  All future changes in the fair value of the de-designated swaps are recorded within earnings on the condensed consolidated statements of operations.

For the first quarter ended March 27, 2011 and March 28, 2010, amortized losses of $0.7 million and $79,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for first quarter 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011 resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.  The swap agreements had a total fair value in the amount of $1.1 million on the termination date.  At December 31, 2010, the fair value of the de-designated swaps was $1.2 million and is included in the deferred compensation and other line on the condensed consolidated statements of financial position.  In addition, the change in the fair value of the de-designated swaps for the three months ended March 27, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  For the three months ended March 28, 2010, the change in the fair value of the de-designated swaps resulted in a charge to interest expense and an increase in the corresponding liability of $76,000.

The absolute value of the notional amounts of derivative contracts for the Company approximated $16.8 million at December 31, 2010.  Gains and losses related to the derivative instruments are expected to be largely offset by gains and losses on the original underlying asset or liability.  The Company does not use derivative financial instruments for speculative purposes.  After the termination of the two swap agreements on March 25, 2011, the Company has not entered into any new derivative contracts.

2008 Warrants Subject to Revaluation

In conjunction with the Second Amendment to the Credit Agreement in December 2008, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase 474,049 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Company accounts for the 2008 Warrants as derivative financial instruments. The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s  1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

The fair value of the 2008 Warrants as of March 27, 2011 and March 28, 2010 is as follows:

(thousands)	March 27, 2011	March 28, 2010
Balance at beginning of period	$770	$1,031
Change in fair value, included in earnings	270	282
Balance at end of period	$1,040	$1,313

At the beginning of the Company’s second fiscal quarter of 2011 and pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance on March 31, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “2011 Warrants” below).

The 2008 Warrants were measured at fair value on a recurring basis as of March 27, 2011 and were valued using Level 2 valuation methodologies. The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants’ expected life for valuation purposes.

2011 Warrants

As partial consideration for the Notes, on March 31, 2011, the Company entered into a Warrant Agreement under which the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘2011 Warrants”).  The 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.    The debt discount of $0.7 million, which is equal to the fair market value of the 2011 Warrants as of March 31, 2011, will be amortized to interest expense over the life of the 2011 Credit Facility beginning in the second quarter of 2011.  The calculated fair value of the 2011 Warrants will be classified as a liability beginning in the second quarter of 2011 and will be periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

 10.     FAIR VALUE MEASUREMENTS

As of December 31, 2010, liabilities of $1.2 million have been recognized in deferred compensation and other on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements. There was no liability for the fair value of the interest rate swap agreements as of March 27, 2011 because the agreements were terminated on March 25, 2011.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements in 2010 and the 2008 Warrants.  The interest rate swaps were valued based on the LIBOR yield curve and the fair market values are provided by the Company’s lending institution.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 27, 2011 and December 31, 2010 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of March 27, 2011 and December 31, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

11.      COMPREHENSIVE INCOME (LOSS)

The changes in the components of comprehensive income (loss) are as follows:

	First Quarter Ended
(thousands)	March 27, 2011	March 28, 2010
Net income (loss)	$(1,235)	$910
Amortization of unrealized losses on discontinued cash flow hedges	677	79
Comprehensive income (loss)	$(558)	$989

The accumulated other comprehensive loss, net of tax, relating to changes in accumulated pension benefit at March 27, 2011, and to unrealized losses on discontinued cash flow hedges and changes in accumulated pension benefit at March 28, 2010, was $0.2 million and $1.1 million, respectively.

In conjunction with the establishment of the 2011 Credit Facility, the Company terminated and paid off its two interest rate swap agreements on March 25, 2011.  The swap agreements were entered into with JPMorgan Chase Bank, N.A. in March 2005 and July 2007.  The amortization of unrealized losses on the swaps of $0.7 million in the first quarter of 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date, and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

12.      INCOME TAXES

The Company had a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $19.1 million at March 27, 2011.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate for first quarter 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

13.      SEGMENT INFORMATION

Patrick has determined that its reportable segments are those based on the Company’s method of internal reporting, which segregates its businesses by product category and production/distribution process. Effective January 1, 2011, certain changes were made to the manner in which operating segment results are used by or provided to the chief operating decision makers of the Company, including: (1) Certain costs related to wages, payroll taxes and incentive compensation that were previously reflected as unallocated corporate expenses are now being allocated to the Company’s two operating segments; and (2) A majority of corporate incentive agreements (which include vendor rebate agreements) previously included in the corporate segment are now being allocated to the operating segments and reflected as a reduction of cost of goods sold.   Prior period results were reclassified to reflect the current year presentation.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division and a vinyl printing division.  The Manufacturing segment contributed approximately 77% and 83% of the Company’s net sales for the first quarter ended March 27, 2011 and March 28, 2010, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.  The Distribution segment contributed approximately 23% and 17% of the Company’s net sales for the first quarter ended March 27, 2011 and March 28, 2010, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended March 27, 2011:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$53,319	$16,166	$69,485
Intersegment sales	3,042	8	3,050
Operating income	2,340	227	2,567

First Quarter Ended March 28, 2010:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$52,887	$10,613	$63,500
Intersegment sales	2,711	11	2,722
Operating income	1,809	151	1,960

Reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	March 27, 2011	March 28, 2010
Operating income for reportable segments	$2,567	$1,960
Corporate incentive agreements	60	(15)
Gain on sale of fixed assets	24	2,791
Unallocated corporate expenses	(1,707)	(1,907)
Amortization of intangible assets	(172)	(126)
Consolidated operating income	$772	$2,703

14.      SUBSEQUENT EVENTS

New Secured Senior Credit Facility

On March 31, 2011, the Company entered into the 2011 Credit Agreement with WFCF to establish a four-year $50.0 million revolving secured senior credit facility. The 2011 Credit Agreement replaces the Company’s Credit Agreement which was scheduled to mature on May 31, 2011.  In connection with the refinancing of its Credit Facility, the Company entered into a Purchase Agreement with TCOMF2 and Northcreek as Buyers and with Northcreek as Collateral Agent.  The Purchase Agreement provides for the issuance of $5.0 million of Notes, with a note for $2.5 million issued to each of TCOMF2 and Northcreek.  See Note 8 for additional details.

As partial consideration for the Notes, on March 31, 2011, the Company entered into a Warrant Agreement under which the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share.  The 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   Pursuant to the Warrant Agreement, Northcreek exercised its warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011.   See Note 9 for additional details.

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

The MD&A is divided into eight major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

KEY RECENT EVENT
Secured Senior Credit Facility

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 27, 2011 Compared to 2010

REVIEW BY BUSINESS SEGMENT
General
First Quarter Ended March 27, 2011 Compared to 2010
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Uncertainty surrounding the future course of the global economy and fluctuating market conditions have impacted our sales to the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets in prior periods.  The RV industry, which represented 65% of the Company’s first quarter 2011 sales, continued to strengthen in the first quarter of 2011 as evidenced by improved wholesale unit shipments versus the prior period.  According to the Recreational Vehicle Industry Association (“RVIA”), wholesale unit shipments to the RV industry increased approximately 9% in the first quarter of 2011 compared to the prior year, reflecting the sixth consecutive quarter over quarter increase in shipments following declines in the previous 11 fiscal quarters.  The recent increases in fuel prices may have a negative impact on RV retail unit sales in the short-term, however if consumer confidence improves, we anticipate that RV shipments on an annualized basis should continue to improve over at least the next 24 to 26 months.

Long-term demographic trends favor RV industry growth, fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  As a result of the recent short-term demand strength, the RVIA is predicting a 9% increase in full year 2011 unit shipments compared to the full year 2010 level as an improving economy should help keep retail sales of RVs on an upward trend during the remainder of 2011.  The estimated increase in unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, and the impact of the acquisitions completed in 2010, have contributed to an increase in our RV market sales concentration in the first quarter of 2011 when compared to prior periods.

The MH industry, which represented approximately 20% of the Company’s sales in the first quarter of 2011, continues to be negatively impacted by a lack of financing and the availability of credit, job losses, and excess residential housing foreclosure inventories.  According to industry sources, wholesale unit shipments decreased approximately 13% from the first quarter of 2010.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, improved job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing.  Based on annualized run rates projected by industry sources, MH unit shipments for full year 2011 are projected to decline by approximately 12% compared to full year 2010 levels.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 15% of the Company’s sales in the first quarter of 2011, saw new housing starts for the first quarter of 2011 decline by approximately 10% from the comparable period in 2010 (as reported by the U.S. Department of Commerce).  We estimate that approximately 55% of our industrial revenue base is linked to the residential housing market, and we believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  We remain cautious about further growth in the industrial sector due to restricted credit conditions and current uncertainty related to general economic conditions and the large numbers of repossessed homes in the marketplace.  In the long-term, residential expenditure growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.   In the short-term, we are expanding our sales efforts on market segments indirectly tied to residential demand and have seen positive year-over-year growth in retail and commercial/institutional fixture markets.

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

Although RV market conditions improved in the first quarter of 2011, we anticipate that the market will continue to be impacted by the residual effects of the recession and fluctuating consumer confidence levels during the remainder of 2011, as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.  In addition, the recent sharp increase in gasoline prices, caused in part by the political uncertainty in the Middle East, may negatively affect RV demand.  While the full restoration of RV sales to prior levels is projected to be slow and uneven, we anticipate a modest increase in RV unit shipment levels in 2011 based upon increased production levels by many of our existing customers in 2010 and the current positive outlook for this industry as forecasted by the RVIA.  In addition, we anticipate a seasonal increase in production levels in the MH industry during the second and third quarters of 2011.  We expect production levels in this market to continue to operate well below historical pre-2008 sales levels.  New housing starts in 2011 are estimated to improve by approximately 5% year-over-year (as forecasted by the National Association of Home Builders) consistent with slowly improving overall economic conditions.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  As we navigate through the remainder of 2011 in anticipation of sustainable improvement in market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for the remainder of our 2011 fiscal year include improved net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash management, and the implementation of a new fully integrated ERP system.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In the first quarter of 2011, capital expenditures were approximately $0.2 million based on our capital needs and cash management priorities.  Based on the full year 2011 plan, capital expenditures are estimated to be approximately $3.8 million, which includes projected costs related to the replacement of our current management information systems.   Under the 2011 Credit Agreement (as defined below), such expenditures are limited to $4.0 million for fiscal year 2011, which is consistent with our operating model.

KEY RECENT EVENT

Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent, establishing a four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  Additional subordinated debt financing of $5.0 million was provided by Tontine Capital Overseas Master Fund II, L.P. (“TCOMF2”), a significant shareholder of Patrick, and Northcreek Mezzanine Fund I, L.P. (“Northcreek”) in the form of secured senior subordinated notes (the “Notes”).

The Company used the proceeds of these financings to repay in full its existing senior credit facility at par.  In addition, the Company terminated and paid off its existing interest rate swap agreements.  The swaps had a total fair value of $1.1 million on the termination date.

As part of the consideration for the Notes, the Company issued warrants to purchase 125,000 shares of common stock to each of Tontine and Northcreek at an exercise price of $0.01 per share (the “2011 Warrants”).  The 2011 Warrants are immediately exercisable and expire on March 31, 2016.   On April 27, 2011, Northcreek exercised its warrant to purchase 125,000 shares of the Company’s common stock.

See “Liquidity and Capital Resources” below and Notes 8, 9 and 14 to the Condensed Consolidated Financial Statements of this report for additional details.

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 27, 2011 Compared to 2010

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations:

	First Quarter Ended
	March 27, 2011	March 28, 2010
Net sales	100.0%	100.0%
Cost of goods sold	88.6	89.8
Gross profit	11.4	10.2
Warehouse and delivery expenses	4.5	4.1
Selling, general, and administrative expenses	5.6	6.0
Amortization of intangible assets	0.2	0.2
Gain on sale of fixed assets	-	(4.4)
Operating income	1.1	4.3
Stock warrants revaluation	0.4	0.5
Interest expense, net	2.5	2.4
Income taxes	-	-
Net income (loss)	(1.8)	1.4

Net Sales.  Net sales increased $6.0 million or 9.4%, to $69.5 million in first quarter 2011 from $63.5 million in the comparable prior year period.  The increase in net sales for the quarter primarily reflects the impact of the Blazon International Group (“Blazon”) acquisition that was completed during the third quarter of 2010, and increased market penetration.  From a market perspective, the RV industry, which represented approximately 65% of the Company’s sales in 2011, experienced an increase in wholesale unit shipments of approximately 9% versus 2010.

In the MH industry, which represented approximately 20% of the Company’s first quarter 2011 sales, unit shipments declined approximately 13% compared to 2010.  The industrial market sector accounted for approximately 15% of the Company’s first quarter 2011 sales.  We estimate that approximately 55% of our industrial revenue base is linked to the residential housing market, which experienced a decrease in new housing starts of approximately 10% for the first quarter of 2011 compared to 2010 (as reported by the U.S. Department of Commerce).  Our sales to this market generally lag new residential housing starts by six to twelve months.

Although improvements were seen in the RV industry during the quarter, the Company anticipates that it will still face challenges in both this industry and in the MH industry during the remainder of 2011 due to the lingering impact of the residual effects of the recession and unstable consumer confidence levels, coupled with continuing tight credit markets and high levels of unemployment.

Cost of Goods Sold.  Cost of goods sold increased $4.6 million or 8.0%, to $61.6 million in first quarter 2011 from $57.0 million in 2010. As a percentage of net sales, cost of goods sold decreased during the quarter to 88.6% from 89.8%.

Cost of goods sold was positively impacted by improved labor and production efficiencies at one of our significant manufacturing operating units that resulted from organizational and process changes, and certain pricing improvements implemented in the fourth quarter of 2010 and into the first quarter of 2011.

In addition, the impact of the acquisition of several new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business of Blazon acquired in the third quarter of 2010,  provided positive contribution to operating profitability during the first quarter of 2011.  Cost of goods sold also benefitted in the current quarter from the absorption of fixed manufacturing costs over a larger sales base and our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $1.4 million or 21.8%, to $7.9 million in first quarter 2011 from $6.5 million in 2010.  As a percentage of net sales, gross profit increased to 11.4% in 2011 from 10.2% in the same period in 2010.  The change in gross profit is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.5 million or 18.2%, to $3.1 million in first quarter 2011 from $2.6 million in 2010, primarily reflecting the impact of additional incremental common carrier expenses, fuel costs, and freight charges due to higher sales volumes and the recent sharp increase in gasoline prices.  As a percentage of net sales, warehouse and delivery expenses were 4.5% and 4.1% in first quarter 2011 and 2010, respectively.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $51,000 or 1.3%, to $3.9 million in first quarter 2011 from $3.8 million in 2010.   As a percentage of net sales, SG&A expenses were 5.6% for the first quarter of 2011 and 6.0% for the comparable prior year period, reflecting an increased revenue base which was not offset by incremental increases fixed costs that remained relatively constant despite the increase in net sales.

Amortization of Intangible Assets.   In conjunction with the acquisition of the wiring, electrical and plumbing products distribution business of Blazon in late August 2010, the Company recognized $0.8 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 6 years.  As a result, amortization expense increased $46,000 in the first quarter of 2011 compared to the prior year.

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

Operating Income.   Operating income was $0.8 million in first quarter 2011 compared to $2.7 million in 2010.   The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation charge of $0.3 million in both the first quarter 2011 and 2010 represents a non-cash charge related to mark-to-market accounting for common stock warrants issued to certain of the Company’s senior lenders in conjunction with the December 2008 amendment to the Company’s Credit Agreement dated May 18, 2007 (the “Credit Agreement”).  See Note 9 to the Condensed Consolidated Financial Statements (“2008 Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense increased $0.2 million to $1.7 million in first quarter 2011 from $1.5 million in 2010.  First quarter 2011 interest expense includes a $0.6 million charge relating to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off during the quarter and the write-off of $0.4 million for financing costs related to our previous credit facility.  A net reduction in total debt outstanding due to scheduled principal payments on the Company’s term loan under the previous credit facility and the industrial revenue bonds, and the application of the net proceeds from the sale of the Oregon manufacturing and distribution facility in the first quarter of 2010 partially offset the incremental charges to interest expense during the first quarter of 2011.   Our net interest expense is expected to decrease from levels seen over the past several years due to improved borrowing rates as a result of the 2011 Credit Facility.

Income Taxes.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse as of March 27, 2011 and December 31, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.   The effective tax rate for first quarter 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.  At December 31, 2010, the Company had a federal net operating loss carryforward of approximately $29.9 million that will begin to expire in 2027 and state net operating loss carryforwards of approximately $34.4 million that will expire in varying amounts between 2012 and 2029.  At March 27, 2011, the Company’s federal and state net operating loss carryforwards exceeded potential taxable income for 2011.

Net Income (Loss).  The net loss for the first quarter 2011 was $1.2 million or $0.13 per diluted share compared to net income of $0.9 million or $0.09 per diluted share for 2010 primarily reflecting the factors described above.

REVIEW BY BUSINESS SEGMENT
General

In accordance with changes made to the Company’s internal reporting structure, which segregates businesses by product category and production/distribution process, the Company began allocating certain costs related to wages, payroll taxes and incentive compensation, that were previously reflected as unallocated corporate expenses, to its two operating segments, Manufacturing and Distribution, effective January 1, 2011.  In addition, a majority of corporate incentive agreements (which include vendor rebate agreements) previously included in the corporate segment are now being allocated to the operating segments and reflected as a reduction of cost of goods sold.   Prior period results were reclassified to reflect the current year presentation.  The Company regularly evaluates the performance of each segment and allocates resources to them based on a variety of indicators including sales, cost of goods sold, and operating income.

The Company’s reportable business segments are as follows:

•
Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division and a vinyl printing division.

•
Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.

First Quarter Ended March 27, 2011 Compared to 2010

General

Sales pertaining to the manufacturing and distribution segments as stated in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.  In addition, gross profit and operating income results for the first quarter of 2010 for both the Manufacturing and Distribution segments were reclassified to reflect the current year presentation.

Manufacturing

Sales.  Sales increased $0.8 million or 1.4%, to $56.4 million in first quarter 2011 from $55.6 million in the prior year quarter.  This segment accounted for approximately 77% and 83% of the Company’s consolidated net sales for the first quarter of 2011 and 2010, respectively.  An increase in wholesale unit shipments in the RV industry of 9% in the first quarter of 2011 positively impacted sales in the quarter.  In addition, the Company continues to gain product content per unit in the RV industry.   The Company anticipates that the lingering impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs will continue to impact sales to the RV and MH markets during the remainder of 2011.

Gross Profit.  Gross profit increased $0.5 million to $5.6 million in first quarter 2011 from $5.1 million in 2010.   As a percentage of sales, gross profit increased to 10.0% in first quarter 2011 from 9.2% in the prior year.   Gross profit was positively impacted by improved labor and production efficiencies at one of our significant manufacturing operating units that resulted from organizational and process changes, and certain pricing improvements implemented in the fourth quarter of 2010 and into the first quarter of 2011.  Gross profit also benefitted in the current quarter from the absorption of fixed manufacturing costs over a larger sales base and our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $0.5 million to $2.3 million in first quarter 2011 compared to $1.8 million in the prior year, primarily reflecting lower warehouse and delivery expenses in addition to the increase in gross profit discussed above.

Distribution

Sales.  Sales increased $5.6 million or 52.2%, to $16.2 million in first quarter 2011 from $10.6 million in the prior year.  This segment accounted for approximately 23% and 17% of the Company’s consolidated net sales for the first quarter of 2011 and 2010, respectively.  The wiring, electrical and plumbing products division, which was acquired in the third quarter of 2010, accounted for approximately $5.0 million of the sales increase in the quarter.  Sales were also impacted during the quarter by a 13% decline in unit shipments in the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $0.8 million or 48.2%, to $2.4 million in first quarter 2011 from $1.6 million in 2010.  As a percentage of sales, gross profit was 14.9% in first quarter 2011 compared to 15.3% in 2010.  The decrease in gross profit as a percentage of sales for the first quarter of 2011 is primarily attributable to a higher than average gross margin on the wiring, electrical and plumbing products line that was more than offset by lower margins on certain of the Company’s other distribution product lines when compared to the prior year.

Operating Income.  Operating income for the first quarter of 2011 was $227,000 compared to $151,000 in the prior year. The impact of the acquisition of several new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, made a positive contribution to operating income during the first quarter of 2011.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $0.2 million to $1.7 million in first quarter 2011 from $1.9 million in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our Credit Agreement (as defined herein).  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our acquisition and capital expenditure plans.

Net cash provided by operating activities was $1.0 million in the first quarter of 2011 compared to cash used of $2.2 million in 2010.    Trade receivables increased $15.6 million in the first quarter of 2011 from year end 2010 primarily reflecting the timing differences related to cash receipts from several customers and, to a lesser extent, the impact of plant shutdowns by many of our larger customers in mid-to-late December 2010 for the holiday season.  In the first quarter of 2010, trades receivables increased $9.3 million from year-end 2009.

Inventories increased $0.6 million in the first quarter of 2011 compared to a $2.9 million increase in the comparable 2010 period.  The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases correspondingly, while working together with key suppliers to reduce lead-time and minimum order requirements.  The $15.5 million net increase in accounts payable and accrued liabilities in the first quarter of 2011 compared to the $9.2 million net increase in the prior year period reflected seasonal demand cycles and ongoing operating cash management.

In addition, cash flows from operating activities included an incremental $0.6 million related to the write-off of the remaining unamortized loss on interest rate swaps associated with the termination of the swaps on March 25, 2011 with no comparable amount in the prior year period.

Investing Activities

Investing activities used cash of $0.2 million in the first quarter of 2011.  Cash inflows in first quarter 2010 included net proceeds of $4.0 million from the sale of the Oregon facility in February 2010.   Cash outflows in 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million.

Capital expenditures in the first quarter of 2011 were $0.2 million versus $0.3 million in the prior year.  The capital plan for full year 2011 includes expenditures of up to $3.8 million, which includes projected costs related to the replacement of our current management information systems.  Under the 2011 Credit Agreement, such expenditures are limited to $4.0 million for fiscal year 2011, which is consistent with the Company’s operating model.

Financing Activities

Net cash flows provided by financing activities were $2.1 million in the first quarter of 2011 compared to $0.5 million in 2010.   For the first quarter of 2011, the Company increased borrowings under its revolving line of credit by $1.1 million and borrowed $2.8 million against the cash value of life insurance policies on certain of the Company’s officers and directors in connection with the refinancing of the Company’s previous credit facility.  In addition, cash flows from financing activities included a cash payment of $1.1 million which represented the fair value of the interest rate swaps that were terminated on March 25, 2011.   For the first quarter of 2010, the Company borrowed approximately $4.5 million on its revolving line of credit.  The Company also utilized the proceeds received from the sale of its Oregon facility to pay down approximately $4.0 in principal on long-term debt.

Capital Resources

Prior to March 31, 2011, the Company’s debt financing was supported by an eight-bank syndication agreement dated May 18, 2007 (the “Credit Agreement”) led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company has elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 27, 2011 and was paid in full to the lenders in conjunction with the refinancing of the Credit Facility.  Approximately $0.1 million and $0.2 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the first quarter ended March 27, 2011 and March 28, 2010, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

The second amendment to the Credit Agreement established financial covenants relating to minimum Consolidated EBITBA.  Such covenants were modified in the fourth amendment to the Credit Agreement. Consolidated EBITDA is calculated pursuant to the Credit Agreement, whereby adjustments to reported EBITDA include items such as (i) removing the effects of non-cash gains and losses, non-cash impairment charges, and certain non-recurring items; (ii) adding back non-cash stock compensation expenses; (iii) excluding the impact of certain closed operations; and (iv) excluding the effects of losses and gains due to discontinued operations and restructuring charges, subject to approval of the administrative agent.  Pursuant to the Fifth Amendment to the Credit Agreement entered into in December 2010, the financial covenants were modified to establish a new minimum EBITDA requirement for the fiscal quarter ended March 27, 2011.  For the first quarter of 2011, the minimum Consolidated EBITDA was $1,350,000 versus actual Consolidated EBITDA for the same period of $2,062,000.  The minimum EBITDA requirement was not in effect, however, for the first quarter of 2011 because the refinancing of the previous credit facility with the 2011 Credit Facility was consummated prior to the required delivery date of the covenant compliance certificate from the Company to the former bank lending group.  Beginning in the second quarter of 2011, the EBITDA covenant requirement under the Credit Agreement will be replaced by the new financial covenants contained within the 2011 Credit Agreement.  See “Secured Senior Credit Facility” below for further details.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011 resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.  For the first quarter ended March 27, 2011 and March 28, 2010, amortized losses of $0.7 million and $79,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for first quarter 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the first quarter ended March 27, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  For the first quarter ended March 28, 2010, the change in the fair value of the de-designated swaps resulted in a charge to interest expense and an increase in the corresponding liability of $76,000.  See Note 9 to the Condensed Consolidated Financial Statements for further details.

In connection with the second amendment to the Credit Agreement, the Company issued warrants to the lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price per share of $1 (the “2008 Warrants”).  The 2008 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.   Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  At the beginning of the Company’s second fiscal quarter of 2011 and pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance on March 31, 2011, of warrants to purchase common stock with an exercise price less than, the warrant exercise price then in effect (see “2011 Warrants” below).   See Note 9 to the Condensed Consolidated Financial Statements for further details.

Secured Senior Credit Facility
On March 31, 2011, the Company entered into the 2011 Credit Agreement with WFCF as the lender and agent, to establish a four-year $50.0 million revolving secured senior credit facility.  The 2011 Credit Agreement replaces the Company’s Credit Agreement which was scheduled to mature on May 31, 2011.

The 2011 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated March 31, 2011, between the Company and WFCF, as agent.  The 2011 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

● The maturity date for the 2011 Credit Facility is March 31, 2015;

● Borrowings under the revolving line of credit (the “Revolver”) are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million;

● The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

● The financial covenants include a minimum fixed charge coverage ratio, minimum excess availability under the Revolver, and annual capital expenditure limitations;

● The Company’s existing standby letters of credit as of March 31, 2011 will remain outstanding under the terms of the 2011 Credit Agreement; and

● Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

Secured Senior Subordinated Notes

In connection with the refinancing of its previous credit facility, the Company entered into a Secured Senior Subordinated Note and Warrant Purchase Agreement, dated March 31, 2011, with TCOMF2 and Northcreek as Buyers and with Northcreek as Collateral Agent (the “Purchase Agreement”).  The Purchase Agreement provides for the issuance of $5.0 million of secured senior subordinated debt, with a note for $2.5 million issued to each of TCOMF2 and Northcreek.  The Notes are secured by a pledge of substantially all of the assets of the Company, pursuant to a Security Agreement, dated March 31, 2011, between the Company and Northcreek as Collateral Agent.  The Notes are subject to a Subordination Agreement among TCOMF2, Northcreek and WFCF.  The Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.

The Company may prepay all or any portion of the Notes at any time; provided, however, that any prepayment occurring prior to March 31, 2012, will be at 105% of the principal amount of the Note being prepaid, any prepayment occurring thereafter but prior to March 31, 2013 shall be at 104% of the principal amount of the Note being prepaid, and any prepayment occurring thereafter but prior to March 31, 2014 shall be at 103% of the principal amount of the Note being prepaid.  Any prepayment occurring thereafter will be at 100% of the principal amount of the Note being prepaid.  Notwithstanding the foregoing, the Company may prepay up to 10% of the original principal amount of the Notes at a price of 101% in each of the first three years of the term.  Any amounts not paid when due shall bear interest at a rate which is 2.0% per annum in excess of the rate of interest otherwise payable on the Notes.

2011 Warrants

As partial consideration for the Notes, on March 31, 2011, the Company entered into a Warrant Agreement under which the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘2011 Warrants”).  The 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.    The debt discount of $0.7 million, which is equal to the fair market value of the 2011 Warrants as of March 31, 2011, will be amortized to interest expense over the life of the 2011 Credit Facility beginning in the second quarter of 2011.  On April 27, 2011, Northcreek exercised its warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share.

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

We are subject to market risk primarily in relation to our cash and short-term investments.  The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations.  While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  In addition, all of our debt obligations under our 2011 Credit Facility are currently subject to variable rates of interest based on LIBOR.

Cash, cash equivalents, cash generated from operations and borrowings available under our 2011 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months.  Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries and the payment cycles of our customers.  In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly.

We expect to maintain compliance with the financial covenants as specified under the terms of the 2011 Credit Agreement based on the Company’s 2011 operating plan, notwithstanding continued uncertain and volatile market conditions.  Management has also identified other actions within its control that could be implemented, if necessary, to help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.

If we fail to comply with the covenants under the 2011 Credit Agreement, there can be no assurance that the lender that is party to our 2011 Credit Agreement will consent to an amendment of the 2011 Credit Agreement.   In this event, the lender and/or the holders of the Notes could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance its indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits are generally highest in the second and third quarters.  However, seasonal industry trends in the past several years have been different than in prior years primarily reflecting the general level of economic activity, consumer confidence, interest rates, access to financing, inventory and production levels, the cost of fuel, and increased demand from RV dealers since the latter part of 2009.   Consequently, the results for any prior period may not be indicative of results for any future period.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  Factors that may affect the Company’s operations and prospects are discussed in Item 1A of this Form 10-Q for the period ended March 27, 2011 and in the Form 10-K for the year ended December 31, 2010.  The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the first quarter ended March 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date : May 10, 2011	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date : May 10, 2011	By:	Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer