Form 10-Q
period 2011-06-26
PATRICK INDUSTRIES INC
filed 2011-08-09
CIK 76605

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2011

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
Yes ☒    No  ☐

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
Yes ☐   No ☒

As of July 29, 2011, there were 9,759,895 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) June 26, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$706	$1,957
Trade receivables, net	25,913	10,190
Inventories	24,435	22,723
Prepaid expenses and other	1,722	2,258
Total current assets	52,776	37,128
Property, Plant and Equipment, at cost	76,186	75,573
Less accumulated depreciation	53,682	52,401
Property, plant and equipment, net	22,504	23,172
Goodwill	2,966	2,966
Intangible assets, net of accumulated amortization (2011: $1,260; 2010: $917)	7,987	7,901
Deferred financing costs, net of accumulated amortization (2011: $121; 2010: $3,720)	2,028	325
Other non-current assets	538	3,325
TOTAL ASSETS	$88,799	$74,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$-	$16,983
Short-term borrowings	-	19,250
Accounts payable	17,149	8,204
Accrued liabilities	6,119	5,628
Total current liabilities	23,268	50,065
Long-term debt, less current maturities and discount	38,222	-
Deferred compensation and other	3,882	5,290
Deferred tax liabilities	1,326	1,326
TOTAL LIABILITIES	66,698	56,681

SHAREHOLDERS’ EQUITY
Common stock	53,981	53,798
Accumulated other comprehensive loss	(153)	(830)
Additional paid-in capital	791	148
Accumulated deficit	(32,518)	(34,980)
TOTAL SHAREHOLDERS’ EQUITY	22,101	18,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,799	$74,817

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

NET SALES	$82,620	$83,865	$152,105	$147,365
Cost of goods sold	70,603	74,129	132,198	131,151
GROSS PROFIT	12,017	9,736	19,907	16,214

Operating expenses:
Warehouse and delivery	3,505	3,140	6,618	5,774
Selling, general and administrative	4,074	3,599	7,931	7,405
Amortization of intangible assets	171	126	343	252
Gain on sale of fixed assets and acquisition of business	(228)	(29)	(252)	(2,820)
Total operating expenses	7,522	6,836	14,640	10,611

OPERATING INCOME	4,495	2,900	5,267	5,603
Stock warrants revaluation	(277)	(347)	(7)	(65)
Interest expense, net	1,075	1,363	2,812	2,874
Income before income taxes	3,697	1,884	2,462	2,794
Income taxes	-	-	-	-
NET INCOME	$3,697	$1,884	$2,462	$2,794

BASIC NET INCOME PER COMMON SHARE	$0.38	$0.20	$0.26	$0.30
DILUTED NET INCOME PER COMMON SHARE	$0.36	$0.19	$0.24	$0.28

Weighted average shares outstanding - Basic	9,697	9,331	9,575	9,301
- Diluted	10,185	9,912	10,052	9,882

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
(thousands)	June 26, 2011	June 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,462	$2,794
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,040	2,239
Amortization of intangible assets	343	252
Stock-based compensation expense	160	78
Deferred compensation expense	117	122
Gain on sale of fixed assets and acquisition of business	(252)	(2,820)
Stock warrants revaluation	(7)	(65)
(Increase) decrease in cash surrender value of life insurance	90	(60)
Deferred financing amortization	685	742
Amortization of debt discount and bond costs	42	79
Interest paid-in-kind	116	339
Amortization of loss on interest rate swap agreements	677	159
Change in fair value of derivative financial instruments	(106)	6
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(15,582)	(13,587)
Inventories	(1,490)	(5,912)
Prepaid expenses and other	515	190
Accounts payable and accrued liabilities	9,074	12,184
Payments on deferred compensation obligations	(220)	(198)
Net cash used in operating activities	(1,336)	(3,458)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,168)	(867)
Proceeds from sale of property, equipment and facilities	69	8,304
Business acquisitions	(522)	(2,014)
Insurance premiums paid	(65)	(13)
Net cash provided by (used in) investing activities	(1,686)	5,410
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	2,511	(9,117)
Short-term debt borrowings (payments), net	-	7,500
Proceeds from life insurance policy loans	2,762	-
Payment on termination of interest rate swap agreements	(1,137)	-
Payment of deferred financing/debt issuance costs	(2,388)	(30)
Proceeds from exercise of stock options, including tax benefit	21	-
Proceeds from exercise of warrants to purchase common stock	2	-
Other	-	(13)
Net cash provided by (used in) financing activities	1,771	(1,660)
Increase (decrease) in cash and cash equivalents	(1,251)	292
Cash and cash equivalents at beginning of year	1,957	60
Cash and cash equivalents at end of period	$706	$352

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 26, 2011 and December 31, 2010, and its results of operations for the three and six months ended June 26, 2011 and June 27, 2010, and cash flows for the six months ended June 26, 2011 and June 27, 2010.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2010.  Operating results for the second quarter and six months ended June 26, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.        SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under the new guidance, all non-owner changes in stockholders’ equity will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  Under both approaches, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2011.  The Company is currently evaluating whether it will utilize the one-statement or two-statement approach to present the components of other comprehensive income.

3.        INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	June 26, 2011	Dec. 31, 2010
Raw materials	$14,683	$14,221
Work in process	1,246	926
Finished goods	1,735	1,569
Less: reserve for inventory obsolescence	(720)	(694)
Total manufactured goods, net	16,944	16,022
Materials purchased for resale (distribution products)	7,729	6,861
Less: reserve for inventory obsolescence	(238)	(160)
Total materials purchased for resale (distribution products), net	7,491	6,701
Total inventories	$24,435	$22,723

4.        GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill and other intangible assets at June 26, 2011 are related to its Manufacturing and Distribution segments.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the second quarter and six months ended June 26, 2011.

In June 2011, the Company acquired certain assets of Elkhart, Indiana-based Praxis Group (“Praxis”).  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included customer relationships of $0.4 million and non-compete agreements of $30,000.

As of June 26, 2011, the remaining intangible assets balance of $8.0 million is comprised of $1.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $6.6 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.

5.        ACQUISITIONS

Praxis

In June 2011, the Company acquired certain assets of Praxis, a manufacturer and distributor of countertops, foam products, shower doors and furniture products to the recreational vehicle industry.  This acquisition expanded the Company’s product offerings to its existing customer base in the recreational vehicle industry. The fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition. The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the 2011 condensed consolidated statements of operations.

The intangible assets acquired in the acquisition of $0.4 million were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The results of operations for Praxis are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition.  In addition to the intangible assets acquired, the Company acquired typical working capital items of trade receivables and inventories, net of accounts payables assumed, of $0.1 million, and property, plant and equipment of $0.2 million.

Quality Hardwoods Sales

In January 2010, the Company acquired certain assets of the cabinet door business of Quality Hardwoods Sales (“Quality Hardwoods”), a limited liability company, for $2.0 million.  This acquisition added new products and expanded the Company’s existing cabinet door business.  The assets acquired in the acquisition, including inventories of $0.7 million, goodwill of $0.7 million, and other intangible assets of $0.6 million, were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The results of operations for Quality Hardwoods are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.

Blazon International Group

In August 2010, the Company acquired certain assets of Blazon International Group (“Blazon”), a Bristol, Indiana-based distributor of wiring, electrical, plumbing and other building products to the recreational vehicle and manufacturing housing industries.  This acquisition added new products and expanded the Company’s existing recreational vehicle and manufactured housing distribution presence.  The results of operations for Blazon are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized during the fourth quarter of 2010.   In addition to the goodwill and other intangible assets acquired, the Company acquired typical working capital items of trade receivables, inventories and prepaid expenses, net of accounts payables assumed, as noted in the table below, resulting in a final total purchase price of approximately $3.8 million.

(thousands)
Trade receivables	$1,247
Inventories	2,612
Prepaid expenses	22
Accounts payables	(1,019)
Intangible assets	795
Goodwill	105
Total purchase price	$3,762

The following unaudited pro forma information assumes the Blazon acquisition occurred as of the beginning of the periods presented.  The pro forma information contains the actual combined operating results of Blazon with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisition occurring at the beginning of the period.  In addition, amortization expense of $46,000 and $92,000 related to intangible assets acquired in the Blazon acquisition is included in the pro forma information for the second quarter and six months ended June 27, 2010, respectively.  Pro forma information related to the Praxis and the Quality Hardwoods acquisitions is not included in the table below as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

(thousands except per share data)	Second Quarter Ended June 27, 2010	Six Months Ended June 27, 2010
Revenue	$89,032	$157,893
Net income	1,853	2,811
Income per share – basic	0.20	0.30
Income per share – diluted	0.19	0.28

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

6.        STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions required by U.S. GAAP. The Company recorded compensation expense of $0.2 million and $0.1 million for the six months ended June 26, 2011 and June 27, 2010, respectively, for its stock-based compensation plans on the condensed consolidated statements of operations.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2010 and 2011: 131,000 shares on May 20, 2010, 140,000 shares on March 1, 2011, and 21,000 shares on May 26, 2011.

As of June 26, 2011, there was approximately $0.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 22 months.

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

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  In the first quarter of 2010, this facility was sold resulting in a total pretax gain on sale of approximately $2.7 million.   Approximately $2.0 million of the total pretax gain on sale was recognized in the Company’s first quarter 2010 operating results.  Because the Company is currently operating in the same facility under a lease agreement with the purchaser, the remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments as required by U.S. GAAP beginning in the second quarter of 2010.  The deferred gain recognized during both the second quarter ended June 26, 2011 and June 27, 2010 was $0.1 million.  The deferred gain recognized for the comparable six months periods was $0.2 million and $0.1 million, respectively.

8.        INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.   Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options exercise prices were greater than the average market price of the common shares.

Basic and diluted earnings per common share for the second quarter and six months periods were calculated using the weighted average shares as follows:

	Second Quarter Ended		Six Months Ended
(thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Weighted average common shares outstanding - basic	9,697	9,331	9,575	9,301
Effect of potentially dilutive securities	488	581	477	581
Weighted average common shares outstanding - diluted	10,185	9,912	10,052	9,882

9.        OTHER NON-CURRENT ASSETS

As of June 26, 2011, other non-current assets of $0.5 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million. These borrowings were entered into to provide an additional source of liquidity in connection with the refinancing of the Company’s previous credit facility.

10.      LONG-TERM CREDIT FACILITY AND LONG-TERM DEBT

Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent, to establish a four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaces the Company’s credit agreement, dated May 18, 2007, as amended, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (the “2007 Credit Agreement”) which was scheduled to mature on May 31, 2011.

The 2011 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated March 31, 2011, between the Company and WFCF, as agent.  The 2011 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

• The maturity date for the 2011 Credit Facility is March 31, 2015;

• Borrowings under the revolving line of credit (the “Revolver”) are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million;

• The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

• The financial covenants include a minimum fixed charge coverage ratio, minimum excess availability under the Revolver, and annual capital expenditure limitations;

• The Company’s existing standby letters of credit as of March 31, 2011 will remain outstanding under the terms of the 2011 Credit Agreement; and

• Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

Secured Senior Subordinated Notes

In connection with the refinancing of its previous credit facility, the Company entered into a Secured Senior Subordinated Note and Warrant Purchase Agreement, dated March 31, 2011, with Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P., a Delaware limited partnership (“Northcreek”) as Buyers and with Northcreek as Collateral Agent (the “Purchase Agreement”).  The Purchase Agreement provided for the issuance of $5.0 million of secured senior subordinated debt, with a note for $2.5 million issued to each of TCOMF2 and Northcreek (the “Notes”).  The Notes are secured by a pledge of substantially all of the assets of the Company, pursuant to a Security Agreement, dated March 31, 2011, between the Company and Northcreek as Collateral Agent.  The Notes are subject to a Subordination Agreement among TCOMF2, Northcreek and WFCF.  The Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the Notes at any time based on pre-defined percentages of the principal amount being prepaid.

11.     DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan Chase Bank, N.A. to hedge against increases in variable interest rates.  Effective with the Second Amendment on December 11, 2008 (the “Second Amendment”) to the 2007 Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on March 25, 2011 discussed below, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the condensed consolidated statements of operations.

For the second quarter and six months ended June 27, 2010, amortized losses of $80,000 and $159,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for the first six months of 2011 included $79,000 related to the amortization of the losses on the swaps in the first quarter of 2011 that was included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.  There was no amortized loss on the swaps for the second quarter ended June 26, 2011 since the swap agreements were terminated in the first quarter of 2011 (see discussion below).

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.  The swap agreements had a total fair value in the amount of $1.1 million on the termination date.  At December 31, 2010, the fair value of the de-designated swaps was $1.2 million and is included in the deferred compensation and other line on the condensed consolidated statements of financial position.  In addition, the change in the fair value of the de-designated swaps for the six months ended June 26, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  For the six months ended June 27, 2010, the change in the fair value of the de-designated swaps resulted in a charge to interest expense and an increase in the corresponding liability of $6,000.

The absolute value of the notional amounts of derivative contracts for the Company approximated $16.8 million at December 31, 2010.  The Company does not use derivative financial instruments for speculative purposes.  After the termination of the two swap agreements on March 25, 2011, the Company has not entered into any new derivative contracts.

2008 Warrants Subject to Revaluation

In conjunction with the Second Amendment to the 2007 Credit Agreement in December 2008, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase 474,049 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Company accounts for the 2008 Warrants as derivative financial instruments. The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

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

In May 2011, 22,586 shares were issued in connection with the exercise of 2008 Warrants by one of the members of the Company’s former bank lending group in a cashless exercise.   The fair value of the shares, $43,000, was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the exercise date.  As of June 26, 2011, there were in aggregate 473,811 shares of common stock that are issuable upon exercise of the remaining 2008 Warrants.

2011 Warrants Subject to Revaluation

As partial consideration for the Notes, the Company entered into a warrant agreement dated March 31, 2011 (the “Warrant Agreement”) under which the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘2011 Warrants”).  The 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.    The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the Notes beginning in the second quarter of 2011.  The calculated fair value of the 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.   Pursuant to the Warrant Agreement, Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in aggregate was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise dates.

The 2008 Warrants and the 2011 Warrants are measured at fair value on a recurring basis using Level 2 valuation methodologies.  The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants’ expected life for valuation purposes.  The total fair value of the outstanding warrants as of and for the six month periods ended June 26, 2011 and June 27, 2010 is as follows:

(thousands)	June 26, 2011	June 27, 2010
Balance at beginning of period	$770	$1,031
Fair value of 2011 Warrants (debt discount)	681	-
Reclassification of fair value of exercised warrants to additional paid-in-capital	(643)	-
Change in fair value, included in earnings	(7)	(65)
Balance at end of period	$801	$966

12.      FAIR VALUE MEASUREMENTS

As of December 31, 2010, liabilities of $1.2 million have been recognized in deferred compensation and other on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements. There was no liability for the fair value of the interest rate swap agreements as of June 26, 2011 because the agreements were terminated on March 25, 2011.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements (until their termination on March 25, 2011) and the 2008 Warrants.  The interest rate swaps were valued based on the LIBOR yield curve and the fair values were provided by the Company’s lending institution.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of June 26, 2011 and December 31, 2010 because of the relatively short maturities of these financial instruments.  The carrying amount of debt approximated fair value as of June 26, 2011 and December 31, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

13.      COMPREHENSIVE INCOME (LOSS)

The changes in the components of comprehensive income are as follows:

	Second Quarter Ended		Six Months Ended
(thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net income	$3,697	$1,884	$2,462	$2,794
Amortization of unrealized losses on discontinued cash flow hedges	-	80	677	159
Comprehensive income	$3,697	$1,964	$3,139	$2,953

The accumulated other comprehensive loss, net of tax, relating to changes in accumulated pension benefit at June 26, 2011, and to unrealized losses on discontinued cash flow hedges and changes in accumulated pension benefit at June 27, 2010, was $0.2 million and $1.0 million, respectively.

In conjunction with the establishment of the 2011 Credit Facility, the Company terminated and paid off its two interest rate swap agreements on March 25, 2011.  The swap agreements were entered into with JPMorgan Chase Bank, N.A. in March 2005 and July 2007.  The amortization of unrealized losses on the swaps of $0.7 million in the first six months of 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

14.      INCOME TAXES

The Company had a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $19.1 million at June 26, 2011.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate for 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

15.      SEGMENT INFORMATION

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

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division and a vinyl printing division.  The Manufacturing segment contributed approximately 76% and 83% of the Company’s net sales for the six months ended June 26, 2011 and June 27, 2010, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, adhesives, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.  The Distribution segment contributed approximately 24% and 17% of the Company’s net sales for the six months ended June 26, 2011 and June 27, 2010, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 26, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$62,543	$20,077	$82,620
Intersegment sales	3,240	17	3,257
Operating income	5,392	568	5,960

Second Quarter Ended June 27, 2010:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$69,505	$14,360	$83,865
Intersegment sales	3,794	8	3,802
Operating income	4,047	512	4,559

Six Months Ended June 26, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$115,862	$36,243	$152,105
Intersegment sales	6,282	25	6,307
Operating income	7,732	795	8,527

Six Months Ended June 27, 2010:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$122,392	$24,973	$147,365
Intersegment sales	6,505	19	6,524
Operating income	5,856	663	6,519

                                         Reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Operating income for reportable segments	$5,960	$4,559	$8,527	$6,519
Corporate incentive agreements	21	(20)	81	(35)
Gain on sale of fixed assets and acquisition of business	228	29	252	2,820
Unallocated corporate expenses	(1,543)	(1,542)	(3,250)	(3,449)
Amortization of intangible assets	(171)	(126)	(343)	(252)
Consolidated operating income	$4,495	$2,900	$5,267	$5,603

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 26 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 26, 2011 Compared to 2010

REVIEW BY BUSINESS SEGMENT
General
Second Quarter and Six Months Ended June 26, 2011 Compared to 2010
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

While the ongoing uncertainty surrounding the future course of the global economy and fluctuating market conditions have had an impact on business conditions in our three primary markets, we have seen a resurgence in certain markets and have executed a number of strategic initiatives which have helped mitigate the negative impact of these macro-economic factors.

The recreational vehicle (“RV”) industry, which is our primary market and represents 62% of the Company’s six months 2011 sales, continued to strengthen in the first half of 2011 as evidenced by improved wholesale unit shipments versus the first half of 2010.  According to the Recreational Vehicle Industry Association (“RVIA”), wholesale unit shipments to the RV industry increased approximately 4% in the second quarter of 2011 versus the comparable prior year period, reflecting the seventh consecutive quarter over quarter increase in shipments following declines in the previous 13 fiscal quarters.  On a year-to-date basis, unit shipment levels increased 6% versus the comparable prior year period.  Additionally, we have executed a number of acquisitions over the last eighteen months directly tied to this market which have increased our overall revenues and RV industry concentration.  Continued high or increased fuel prices may have a negative impact on RV retail unit sales in the short-term; however, if consumer confidence improves, we anticipate that RV shipments on an annualized basis should continue to improve over at least the next 24 to 26 months.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  Industry shipments, which were as low as 165,700 units in 2009, increased 46% in 2010 as a result of the recent demand strength.  In addition, the RVIA is predicting an approximately 7% increase in full year 2011 unit shipments compared to the full year 2010 level.  The increase in unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, and the impact of the acquisitions completed in 2010, have contributed to an increase in our RV market sales concentration in the first half of 2011 when compared to prior periods.

The manufactured housing (“MH”) industry, which represented approximately 22% of the Company’s sales in the first six months of 2011, continues to be negatively impacted by a lack of financing and credit availability, job losses, and excess residential housing foreclosure inventories.  According to industry sources, wholesale unit shipments decreased approximately 12% from the second quarter of 2010 and 13% on a year-to-date basis versus the comparable prior year period.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing.  Based on the industry’s current annualized run rates (as adjusted for any orders outside of typical seasonal patterns), the Company projects MH industry unit shipments for full year 2011 to decline by approximately 12% compared to full year 2010 levels.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 16% of the Company’s sales in the first half of 2011, saw new housing starts for the first half of 2011 decline by approximately 5% from the comparable period in 2010 (as reported by the U.S. Department of Commerce).  We estimate that approximately 58% of our industrial revenue base is linked to the residential housing market, and we believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are either indirectly or not tied to residential demand including the institutional fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive financial impact on revenues in the industrial markets.

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

In addition, higher energy costs, the impact of the Tsunami in Japan, and increased demand in certain market sectors have driven up the costs of certain raw materials.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

We believe we are well positioned to increase revenues in all of the markets that we serve if the overall economic environment improves.  As we navigate through the remainder of 2011, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for the remainder of our 2011 fiscal year include improved net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash management, and the replacement of our current management information systems.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In the first six months of 2011, capital expenditures were approximately $1.2 million based on our capital needs and cash management priorities.  Based on the full year 2011 plan, capital expenditures are estimated to be approximately $3.8 million, which includes projected costs related to the replacement of our current management information systems.   Under the 2011 Credit Agreement (as defined below), capital expenditures are limited to $4.0 million for fiscal year 2011, which is consistent with our operating model.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 26, 2011 Compared to 2010

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations.

	Second Quarter Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.4	88.4	86.9	89.0
Gross profit	14.6	11.6	13.1	11.0
Warehouse and delivery expenses	4.2	3.7	4.4	3.9
Selling, general and administrative expenses	4.9	4.3	5.2	5.0
Amortization of intangible assets	0.2	0.2	0.2	0.2
Gain on sale of fixed assets and acquisition of business	(0.2)	-	(0.1)	(1.9)
Operating income	5.5	3.4	3.4	3.8
Stock warrants revaluation	(0.3)	(0.4)	-	-
Interest expense, net	1.3	1.6	1.8	1.9
Income taxes	-	-	-	-
Net income	4.5	2.2	1.6	1.9

Net Sales.  Net sales in the second quarter of 2011 decreased $1.3 million or 1.5%, to $82.6 million from $83.9 million in the comparable prior year period.  The decrease in net sales is primarily attributable to the impact of a 12% decline in unit shipments by the MH industry, which represented approximately 24% of the Company’s sales in the second quarter of 2011 and where the Company’s dollar content per unit shipped is higher than in the RV industry.  In addition, one of our larger customers in the MH market began to produce in-house one of the product lines that we have been supplying as a result of their vertical integration efforts.  Sales generated in the second quarter of 2011 of $5.7 million from the Blazon International Group (“Blazon”) acquisition that was completed during the third quarter of 2010, and improved industrial sales as a result of our diversification efforts, partially offset the revenue declines from the MH industry discussed above.  From a market perspective, the RV industry, which represented approximately 60% of the Company’s sales in the second quarter of 2011, experienced an increase in wholesale unit shipments of approximately 4% versus the second quarter of 2010.

For the six months ended June 26, 2011, net sales increased $4.7 million or 3.2%, to $152.1 million from $147.4 million in the prior year period, primarily reflecting improving conditions in the RV industry, the acquisition of Blazon, and improved retail fixture sales in the industrial market.  These improvements were partially offset by continued softness in the MH and residential housing markets.  The RV industry, which represented approximately 62% of the Company’s sales in the six months of 2011, saw wholesale unit shipments increase by approximately 6% in the six months of 2011 compared to 2010.

The MH industry represented approximately 22% of the Company’s sales in the first six months of 2011.  On a year-to-date basis, MH unit shipments declined approximately 13% from 2010.

The industrial market sector accounted for approximately 16% of the Company’s second quarter and six months 2011 sales.  We estimate that approximately 58% of our industrial revenue base is linked to the residential housing market, which experienced a decrease in new housing starts of approximately 5% for the first six months of 2011 compared to the first six months of 2010 (as reported by the U.S. Department of Commerce).  Our sales to this market generally lag new residential housing starts by six to twelve months.   In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are either indirectly or not tied to residential demand including the institutional fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive financial impact on revenues in the industrial markets.

Cost of Goods Sold.  Cost of goods sold decreased $3.5 million or 4.8%, to $70.6 million in second quarter 2011 from $74.1 million in 2010. For the six months ended June 26, 2011, cost of goods sold increased $1.0 million or 0.8%, to $132.2 million from $131.2 million in the prior year period.  As a percentage of net sales, cost of goods sold decreased during the quarter to 85.4% from 88.4%.  For the first six months of 2011, cost of goods sold as a percentage of net sales decreased to 86.9% from 89.0%.

Cost of goods sold as a percentage of net sales was positively impacted during the quarter and the six months primarily by margin improvements and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields at one of the Company’s Midwest manufacturing divisions that had underperformed in 2010 compared to historical levels.

In addition, the impact of the acquisition of several new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business of Blazon acquired in the third quarter of 2010,  provided positive contribution to gross profit during the second quarter and first half of 2011.  The Company’s cost of goods sold in its Distribution segment is generally lower than in its Manufacturing segment.  Cost of goods sold also benefited in the second quarter and first six months of 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.  Further, it is anticipated that the Company’s cost of goods sold will be impacted by higher energy costs, the impact of the Tsunami in Japan, and increased demand in certain market sectors that have driven up the costs of certain raw materials.

Gross Profit.  Gross profit increased $2.3 million or 23.4%, to $12.0 million in second quarter 2011 from $9.7 million in second quarter 2010.  As a percentage of net sales, gross profit increased to 14.6% in 2011 from 11.6% in the same period in 2010.  For the six months, gross profit increased $3.7 million or 22.8%, to $19.9 million in 2011 from $16.2 million in 2010.  As a percentage of net sales, gross profit increased to 13.1% for the six months of 2011 from 11.0% in the same period in 2010.  The change in gross profit for both the quarter and year-to-date periods is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.4 million or 11.6%, to $3.5 million in second quarter 2011 from $3.1 million in second quarter 2010, primarily reflecting the impact of additional incremental common carrier expenses, fuel costs, and freight charges due to increased gasoline prices.  As a percentage of net sales, warehouse and delivery expenses were 4.2% and 3.7% in second quarter 2011 and 2010, respectively.

Warehouse and delivery expenses increased $0.8 million or 14.6%, to $6.6 million in the first six months of 2011 from $5.8 million in 2010.   As a percentage of net sales, warehouse and delivery expenses were 4.4% for 2011 and 3.9% for 2010.  The increase as a percentage of net sales for the first six months of 2011 reflected sales volumes that decreased at a greater rate than declines in certain fixed costs such as fleet rental and group insurance costs.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $0.5 million or 13.2%, to $4.1 million in second quarter 2011 from $3.6 million in second quarter 2010.  For the six months, SG&A expenses increased $0.5 million or 7.1%, to $7.9 million in 2011 from $7.4 million in 2010.  The increase in SG&A expenses in the second quarter and six months of 2011 primarily reflected a net increase in selling and administrative wages and incentives and unemployment taxes compared to the prior year periods.  As a percentage of net sales,

SG&A expenses were 4.9% and 4.3% in second quarter 2011 and 2010, respectively, and were 5.2% in six months 2011 compared to 5.0% in 2010.

Amortization of Intangible Assets.   In conjunction with the acquisition of the wiring, electrical and plumbing products distribution business of Blazon in late August 2010, the Company recognized $0.8 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 6 years.  As a result, amortization expense increased $45,000 and $91,000 in the second quarter and six months of 2011, respectively, compared to the prior year periods.

In conjunction with the acquisition of Praxis in late June 2011, the Company recognized $0.4 million in certain finite-lived intangible assets. These intangible assets will be amortized over periods ranging from 2 to 5 years beginning in the third quarter of 2011 as a result of the finalization of the fair value of the intangible assets in late July 2011.

Gain on Sale of Fixed Assets and Acquisition of Business.   In conjunction with the acquisition of Praxis in June 2011, the fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition. The gain is included in this line item for the second quarter and six months ended June 26, 2011 in the condensed consolidated statements of operations, as well as a gain on the sale of fixed assets of $45,000 and $69,000, respectively.  See Note 5 to the Condensed Consolidated Financial Statements for further details.

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

Operating Income.    Operating income increased $1.6 million to $4.5 million in second quarter 2011 from $2.9 million in second quarter 2010.  For the six months, operating income was $5.3 million in 2011 compared to $5.6 million in 2010.  The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.3 million in both the second quarter of 2011 and 2010, represents non-cash credits related to mark-to-market accounting for common stock warrants (i) issued to certain of the Company’s senior lenders in conjunction with the December 2008 amendment to the Company’s credit agreement dated May 18, 2007, as amended, (the “2007 Credit Agreement”) (the “2008 Warrants”) and (ii) issued to TCOMF2 (as defined herein) and Northcreek (as defined herein) in connection with the refinancing of the Company’s previous credit facility in March 2011 (the “2011 Warrants).  For the first six months of 2011, the stock revaluation credit was $7,000 compared to $0.1 million in the first six months of 2010.

In May 2011, 22,586 shares were issued in connection with the exercise of 2008 Warrants by one of the eight members of the Company’s former bank lending group.  Additional exercises of the 2008 Warrants are expected to impact the revaluation of these warrants in future periods.  Pursuant to the terms of the Warrant Agreement dated March 31, 2011 (the “Warrant Agreement”), Northcreek and TCOMF2 exercised their individual 2011 Warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively.  See Note 11 to the Condensed Consolidated Financial Statements (“2008 Warrants Subject to Revaluation” and “2011 Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.3 million and $0.1 million in the second quarter and first six months of 2011, respectively, compared to the prior year primarily due to improved borrowing rates under the 2011 Credit Facility (as defined herein).  In addition, a net reduction in total debt outstanding due to scheduled principal payments on the Company’s term loan under the previous credit facility and the industrial revenue bonds, and the application of the net proceeds from the sale of the Oregon manufacturing and distribution facility in the first half of 2010 contributed to the decline in interest expense in the current periods compared to the prior year.  Going forward, the Company anticipates that interest expense will decline  (exclusive of any acquisitions) based on the improved borrowing rates mentioned above.

Second quarter and six months 2011 interest expense includes the write-off of $0.2 million and $0.6 million, respectively, of financing costs related to our previous credit facility.   In addition, six months 2011 interest expense includes a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Income Taxes.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse as of June 26, 2011 and December 31, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.   The effective tax rate for both the second quarter and six months of 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.  At December 31, 2010, the Company had a federal net operating loss carryforward of approximately $29.9 million that will begin to expire in 2027 and state net operating loss carryforwards of approximately $34.4 million that will expire in varying amounts between 2012 and 2029.  At June 26, 2011, the Company’s federal and state net operating loss carryforwards exceeded potential taxable income for 2011.

Net Income.  Net income for second quarter 2011 was $3.7 million or $0.36 per diluted share compared to $1.9 million or $0.19 per diluted share for second quarter 2010.  For the six months, net income was $2.5 million or $0.24 per diluted share in 2011 compared to $2.8 million or $0.28 per diluted share for 2010.  The changes in net income reflect the impact of the factors described above.

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

Second Quarter and Six Months Ended June 26, 2011 Compared to 2010

General

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.  In addition, gross profit and operating income results for the second quarter and six months of 2010 for both the Manufacturing and Distribution segments were reclassified to reflect the current year presentation.

Manufacturing

Sales.  Sales decreased $7.5 million or 10.3%, to $65.8 million in second quarter 2011 from $73.3 million in the prior year quarter.  In the first six months of 2011, sales decreased $6.8 million or 5.2%, to $122.1 million from $128.9 million in the first six months of 2010.   This segment accounted for approximately 76% of the Company’s consolidated net sales for both the second quarter and the first six months of 2011.  Softer than expected conditions in the MH industry more than offset the increase in wholesale unit shipments in the RV industry of 4% and 6% in the second quarter and six months of 2011, respectively.  The Company anticipates that the impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs will continue to impact sales to the RV and MH markets during the remainder of 2011.

Gross Profit.  Gross profit increased $1.3 million to $9.2 million in second quarter 2011 from $7.9 million in second quarter 2010.   As a percentage of sales, gross profit increased to 13.9% in second quarter 2011 from 10.8% in the prior year period.

Gross profit increased $1.8 million to $14.8 million in the first six months of 2011 from $13.0 million in the prior year period.  As a percentage of sales, gross profit increased to 12.1% in 2011 from 10.1% in 2010.   Gross profit for the second quarter and first six months of 2011 reflected improved profitability at one of our Midwest manufacturing divisions that had underperformed in 2010 compared to historical levels.  The Midwest manufacturing division benefited from margin improvements and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.   Cost of goods sold also benefited in the second quarter and first six months of 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $1.4 million to $5.4 million in second quarter 2011 compared to $4.0 million in the prior year.  For the first six months of 2011, operating income increased $1.9 million to $7.7 million from $5.8 million in 2010.  The improvement in operating income primarily reflects lower warehouse and delivery expenses in addition to the increase in gross profit discussed above.

Distribution

Sales.  Sales increased $5.7 million or 39.9%, to $20.1 million in second quarter 2011 from $14.4 million in the prior year period.  In the first six months of 2011, sales increased $11.3 million or 45.1%, to $36.3 million from $25.0 million in the first six months of 2010.   This segment accounted for approximately 24% of the Company’s consolidated net sales for both the second quarter and the first six months of 2011.  The wiring, electrical and plumbing products division, which was acquired in the third quarter of 2010, accounted for approximately $5.7 million and $10.7 million of the sales increase in the second quarter and the first six months of 2011, respectively.  Sales were also impacted during the quarter by a 12% decline in unit shipments by the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $0.8 million or 35.1%, to $2.9 million in second quarter 2011 from $2.1 million in second quarter 2010.  As a percentage of sales, gross profit was 14.3% in second quarter 2011 compared to 14.9% in second quarter 2010.  For the six months, gross profit increased $1.5 million or 40.8%, to $5.3 million in 2011 from $3.8 million in 2010. As a percentage of sales, gross profit was 14.6% in six months 2011 compared to 15.1% in six months 2010.  The decrease in gross profit as a percentage of sales for the second quarter and first six months of 2011 is primarily attributable to a higher than average gross margin on the wiring, electrical and plumbing products line that was more than offset by lower margins on certain of the Company’s other distribution product lines versus the comparable prior year periods.

Operating Income.  Operating income in the second quarter of 2011 was $0.6 million compared to $0.5 million in the prior year period.   For six months 2011, operating income increased $0.1 million to $0.8 million from $0.7 million in the first six months of 2010.  The impact of the acquisition of several new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, made a positive contribution to operating income during the second quarter and six months of 2011.

Unallocated Corporate Expenses

Unallocated corporate expenses in the second quarter of 2011 were flat compared to the comparable prior year period.  In the first six months of 2011, such expenses decreased $0.2 million to $3.2 million from $3.4 million in the first six months of 2010 primarily reflecting reductions in certain corporate overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2011 Credit Agreement.  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our acquisition and capital expenditure plans.

Net cash used by operating activities was $1.3 million in the first six months of 2011 compared to cash used of $3.5 million in the first six months of 2010.    Trade receivables increased $15.6 million in the first six months of 2011 from year end 2010 primarily reflecting the normal seasonal trends where sales are highest in the second and third quarters of the fiscal year and, to a lesser extent, the impact of plant shutdowns by many of our larger customers in mid-to-late December 2010 for the holiday season.  For the first six months of 2010, trade receivables increased $13.6 million from year-end 2009.

Inventories increased $1.5 million in the first six months of 2011 compared to a $5.9 million increase in the comparable 2010 period.  The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to reduce lead-time and minimum order requirements. The $9.1 million net increase in accounts payable and accrued liabilities in the first six months of 2011 compared to the $12.2 million net increase in the prior year period reflected seasonal demand cycles and ongoing operating cash management.

In addition, cash flows from operating activities included an incremental $0.6 million related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated on March 25, 2011 with no comparable amount in the prior year period.

Investing Activities

Investing activities used cash of $1.7 million in the first six months of 2011 primarily to fund capital expenditures of $1.2 million and the acquisition of Praxis for $0.5 million.  Investing activities provided cash of $5.4 million in the first six months of 2010 as a result of net proceeds from the sale of the Oregon and California facilities of  $4.0 million and $4.3 million in February 2010 and March 2010, respectively.  Cash outflows in the first six months of 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million and capital expenditures of $0.9 million.

The capital plan for full year 2011 includes expenditures of up to $3.8 million, which includes projected costs related to the replacement of our current management information systems.  Under the 2011 Credit Agreement, capital expenditures are limited to $4.0 million for fiscal year 2011, which is consistent with the Company’s operating model.

Financing Activities

Net cash flows provided by financing activities were $1.8 million in the first six months of 2011 compared to cash outflows of $1.7 million in the comparable 2010 period.   For the first six months of 2011, net long-term borrowings on the Company’s revolving line of credit under the 2011 Credit Facility were $2.5 million.  In addition, the Company borrowed $2.8 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s previous credit facility.  Cash flows from financing activities also included a cash payment of $1.1 million which represented the fair value of the interest rate swaps that were terminated on March 25, 2011, and $2.4 million for cash payments related to financing costs for both the previous credit facility and the establishment of the 2011 Credit Facility.

For the first six months of 2010, the Company increased short-term borrowings on its revolving line of credit under its previous credit facility by $7.5 million.  In accordance with its scheduled debt service requirements, the Company paid down approximately $0.8 million in principal on its term loan under its previous credit facility in the second quarter of 2010 and utilized the proceeds received from the sale of its Oregon and California facilities to pay down an additional $8.3 million in principal on long-term debt.

Capital Resources

Prior to March 31, 2011, the Company’s debt financing was supported by an eight-bank syndication agreement, the 2007 Credit Agreement, led by JPMorgan Securities Inc. and JPMorgan Chase Bank, N.A. for a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the previous credit facility.  Approximately $0.1 million and $0.3 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the six months ended June 26, 2011 and June 27, 2010, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in a $1.1 million cash settlement to JPMorgan Chase Bank, N.A.  For the second quarter and six months ended June 27, 2010, amortized losses of $80,000 and $159,000, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for the first six months of 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.   There was no amortized loss on the swaps for the second quarter ended June 26, 2011 since the swap agreements were terminated in the first quarter of 2011.

In addition, the change in the fair value of the de-designated swaps for the six months ended June 26, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  For the six months ended June 27, 2010, the change in the fair value of the de-designated swaps resulted in a charge to interest expense and an increase in the corresponding liability of $6,000.  See Note 11 to the Condensed Consolidated Financial Statements for further details.

In connection with the December 2008 amendment to the 2007 Credit Agreement, the Company issued warrants to its then existing lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share (the “2008 Warrants”).  The 2008 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.   Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than the warrant exercise price then in effect.  At the beginning of the Company’s second fiscal quarter of 2011 and pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance on March 31, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “2011 Warrants” below).   In May 2011, 22,586 shares were issued in connection with the exercise of 2008 Warrants by one of the members of the Company’s former bank lending group in a cashless exercise.   The fair value of the shares, $43,000, was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the exercise date.  As of June 26, 2011, there were in aggregate 473,811 shares of common stock that are issuable upon exercise of the remaining 2008 Warrants.  See Note 11 to the Condensed Consolidated Financial Statements for further details.

Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent, to establish a four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaces the Company’s 2007 Credit Agreement which was scheduled to mature on May 31, 2011.

The 2011 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated March 31, 2011, between the Company and WFCF, as agent.  The 2011 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

• The maturity date for the 2011 Credit Facility is March 31, 2015;

• Borrowings under the revolving line of credit (the “Revolver”) are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million;

• The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

• The financial covenants include a minimum fixed charge coverage ratio, minimum excess availability under the Revolver, and annual capital expenditure limitations (see further details below);

• The Company’s existing standby letters of credit as of March 31, 2011 will remain outstanding under the terms of the 2011 Credit Agreement; and

• Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis (commencing with the fiscal month ending April 24, 2011) of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2011, a limitation on annual capital expenditures of $4.0 million.  As of June 26, 2011, the Company’s actual fixed charge coverage ratio was 3.4:1.0, the actual excess availability plus qualified cash was $5,755,000, and the actual capital expenditures in the first six months of 2011 were $1.2 million.

Secured Senior Subordinated Notes

In connection with the refinancing of its previous credit facility, the Company entered into a Secured Senior Subordinated Note and Warrant Purchase Agreement, dated March 31, 2011, with Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P., a Delaware limited partnership (“Northcreek”) as Buyers and with Northcreek as Collateral Agent (the “Purchase Agreement”).  The Purchase Agreement provided for the issuance of $5.0 million of secured senior subordinated debt, with a note for $2.5 million issued to each of TCOMF2 and Northcreek (the “Notes”).  The Notes are secured by a pledge of substantially all of the assets of the Company, pursuant to a Security Agreement, dated March 31, 2011, between the Company and Northcreek as Collateral Agent.  The Notes are subject to a Subordination Agreement among TCOMF2, Northcreek and WFCF.  The Notes bear interest at a rate equal to

10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the Notes at any time based on pre-defined percentages of the principal amount being prepaid.

2011 Warrants

As partial consideration for the Notes, on March 31, 2011, the Company entered into the Warrant Agreement under which the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘2011 Warrants”).  The 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.    The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the Notes beginning in the second quarter of 2011.  As of June 26, 2011, the unamortized portion of the debt discount was $638,000.  Pursuant to the Warrant Agreement, Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in aggregate was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise dates.

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

We are subject to market risk primarily in relation to our cash and short-term investments.  The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations.  While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  In addition, all of our debt obligations under our 2011 Credit Facility are currently subject to variable rates of interest.

Cash, cash equivalents, cash generated from operations and borrowings available under our 2011 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months, exclusive of any acquisitions.  Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries, and the payment cycles of our customers.  In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly.

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

If we fail to comply with the covenants under the 2011 Credit Agreement, there can be no assurance that the lenders that are party to our 2011 Credit Agreement will consent to an amendment of the 2011 Credit Agreement.   In this event, the lenders and/or the holders of the Notes could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance its indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.  Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

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

Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting that occurred during the second quarter ended June 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.       EXHIBITS

Exhibits	Deccription
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 9, 2011	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer