Form 10-Q
period 2011-09-25
PATRICK INDUSTRIES INC
filed 2011-11-08
CIK 76605

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2011

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

As of October 28, 2011, there were 9,841,495 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) September 25, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$240	$1,957
Trade receivables, net	23,624	10,190
Inventories	25,656	22,723
Prepaid expenses and other	1,708	2,258
Total current assets	51,228	37,128
Property, Plant and Equipment, at cost	77,091	75,573
Less accumulated depreciation	54,452	52,401
Property, plant and equipment, net	22,639	23,172
Goodwill	4,128	2,966
Intangible assets, net of accumulated amortization (2011: $1,455; 2010: $917)	11,496	7,901
Deferred financing costs, net of accumulated amortization (2011: $271; 2010: $3,720)	2,005	325
Other non-current assets	573	3,325
TOTAL ASSETS	$92,069	$74,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,000	$16,983
Short-term borrowings	-	19,250
Accounts payable	19,539	8,204
Accrued liabilities	7,458	5,628
Total current liabilities	27,997	50,065
Long-term debt, less current maturities and discount	32,004	-
Deferred compensation and other	3,916	5,290
Deferred tax liabilities	1,326	1,326
TOTAL LIABILITIES	65,243	56,681

SHAREHOLDERS’ EQUITY
Common stock	54,068	53,798
Accumulated other comprehensive loss	(153)	(830)
Additional paid-in capital	893	148
Accumulated deficit	(27,982)	(34,980)
TOTAL SHAREHOLDERS’ EQUITY	26,826	18,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,069	$74,817

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(thousands except per share data)	2011	2010	2011	2010

NET SALES	$77,439	$72,785	$229,544	$220,150
Cost of goods sold	64,248	65,021	196,446	196,172
GROSS PROFIT	13,191	7,764	33,098	23,978
Operating expenses:
Warehouse and delivery	3,537	3,110	10,155	8,884
Selling, general and administrative	4,226	3,785	12,157	11,190
Amortization of intangible assets	195	125	538	377
(Gain) loss on sale of fixed assets and acquisition of business	(11)	26	(263)	(2,794)
Total operating expenses	7,947	7,046	22,587	17,657

OPERATING INCOME	5,244	718	10,511	6,321
Stock warrants revaluation	(69)	(127)	(76)	(192)
Interest expense, net	777	1,474	3,589	4,348
Income (loss) before income taxes	4,536	(629)	6,998	2,165
Income taxes	-	-	-	-
NET INCOME (LOSS)	$4,536	$(629)	$6,998	$2,165
BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.46	$(0.07)	$0.72	$0.23
DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.44	$(0.07)	$0.68	$0.22

Weighted average shares outstanding - Basic	9,865	9,401	9,673	9,335
- Diluted	10,387	9,401	10,230	9,869

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sept. 25, 2011	Sept. 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,998	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,048	3,343
Amortization of intangible assets	538	377
Stock-based compensation expense	247	144
Deferred compensation expense	176	181
Gain on sale of fixed assets and acquisition of business	(263)	(2,794)
Stock warrants revaluation	(76)	(192)
(Increase) decrease in cash surrender value of life insurance	135	(15)
Deferred financing amortization	834	1,117
Amortization of debt discount and bond costs	72	108
Interest paid-in-kind	116	487
Amortization of loss on interest rate swap agreements	677	238
Change in fair value of derivative financial instruments	(106)	14
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(12,047)	(6,683)
Inventories	(2,525)	(5,428)
Prepaid expenses and other	547	61
Accounts payable and accrued liabilities	11,503	7,397
Payments on deferred compensation obligations	(348)	(312)
Net cash provided by operating activities	9,526	208

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,643)	(1,065)
Proceeds from sale of property, equipment and facilities	87	8,408
Business acquisitions	(6,213)	(5,690)
Insurance premiums paid	(119)	(43)
Net cash provided by (used in) investing activities	(7,888)	1,610

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments, net	(3,463)	(10,409)
Short-term debt borrowings, net	1,000	9,500
Proceeds from life insurance policy loans	2,736	-
Payment on termination of interest rate swap agreements	(1,137)	-
Payment of deferred financing/debt issuance costs	(2,514)	(45)
Proceeds from exercise of stock options	21	-
Proceeds from exercise of warrants to purchase common stock	2	-
Other	-	(21)
Net cash used in financing activities	(3,355)	(975)
Increase (decrease) in cash and cash equivalents	(1,717)	843
Cash and cash equivalents at beginning of year	1,957	60
Cash and cash equivalents at end of period	$240	$903

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 25, 2011 and December 31, 2010, and its results of operations for the three and nine months ended September 25, 2011 and September 26, 2010, and cash flows for the nine months ended September 25, 2011 and September 26, 2010.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2010.  Operating results for the third quarter and nine months ended September 25, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to the current year presentation.

2.        SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Goodwill Impairment – Qualitative Assessment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment (i.e., Step 0) before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test).  If the entity determines, based on qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirements to test goodwill annually for impairment.  In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011.  Early adoption of the guidance is permitted.  The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

Comprehensive Income Presentation

In June 2011, the FASB issued guidance to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under the new guidance, all non-owner changes in stockholders’ equity will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  Under both approaches, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented.  The guidance is effective for financial statements issued for annual periods beginning after December 15, 2011.  The Company is currently evaluating whether it will utilize the one-statement or two-statement approach to present the components of other comprehensive income.

3.        INVENTORIES

            Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Sept. 25, 2011	Dec. 31, 2010
Raw materials	$14,354	$14,221
Work in process	2,116	926
Finished goods	1,858	1,569
Less: reserve for inventory obsolescence	(374)	(694)
Total manufactured goods, net	17,954	16,022
Materials purchased for resale (distribution products)	7,962	6,861
Less: reserve for inventory obsolescence	(260)	(160)
Total materials purchased for resale (distribution products), net	7,702	6,701
Total inventories	$25,656	$22,723

4.        GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.   The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure and Quality Hardwoods Sales (“Quality Hardwoods”).   While Gravure remains a reporting unit of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting  unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon International Group (“Blazon”), which remains a reporting unit for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the third quarter and nine months ended September 25, 2011.  There have been no material changes to the methods of evaluating goodwill and intangible asset impairments during 2011.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

In September 2011, the Company acquired certain assets of Syracuse, Indiana-based A.I.A. Countertops, LLC (“AIA”).  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $2,751; trademarks - $641; non-compete agreements - $312; and goodwill - $1,162. The goodwill recognized is attributable to expected operating synergies, the acquired workforce and other factors.  None of the goodwill is expected to be deductible for income tax purposes.  The AIA reporting unit is included in the Manufacturing segment.  See Note 5 for further details.

In June 2011, the Company acquired certain assets of Elkhart, Indiana-based Praxis Group (“Praxis”).  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $399; and non-compete agreements - $30.  See Note 5 for further details.

Changes in the carrying amount of goodwill for the nine months ended September 25, 2011 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2011	$2,861	$105	$2,966
Acquisition	1,162	-	1,162
Balance – September 25, 2011	$4,023	$105	$4,128

As of September 25, 2011, the remaining intangible assets balance of $11.5 million is comprised of $2.0 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $9.5 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.

Other intangible assets, net consist of the following as of September 25, 2011 and December 31, 2010:

(thousands)	Sept. 25, 2011	Dec. 31, 2010
Trademarks	$2,041	$1,400
Customer relationships	10,082	6,932
Non-compete agreements	828	486
	12,951	8,818
Less: accumulated amortization	(1,455)	(917)
Other intangible assets, net	$11,496	$7,901

Changes in the carrying value of other intangible assets for the nine months ended September 25, 2011 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2011	$7,167	$734	$7,901
Acquisitions	3,704	429	4,133
Amortization	(377)	(161)	(538)
Balance – September 25, 2011	$10,494	$1,002	$11,496

The intangible assets within the Manufacturing segment related to the AIA acquisition will be amortized beginning in the fourth quarter of 2011.

5.        ACQUISITIONS

AIA

In September 2011, the Company acquired certain assets of AIA, a fabricator of countertops, backsplashes, tables, signs, and other products for the recreational vehicle and commercial markets.  This acquisition expanded the Company’s product offerings to its existing customer base in the recreational vehicle industry and industrial market sectors.

The acquisition was primarily funded through borrowings under the Company’s revolving credit facility and subordinated financing provided by Northcreek Mezzanine Fund I, L.P. (“Northcreek”) and an affiliate of Northcreek, in the form of secured senior subordinated notes.  In addition, certain former members of AIA’s ownership group will carry a note receivable from the Company.   See Note 10 for further details.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments will be finalized during the fourth quarter of 2011.   In addition to the goodwill and other intangible assets of $4.9 million acquired and noted in Note 4, the Company acquired typical working capital items of trade receivables, inventories, property, plant and equipment, and prepaid expenses, net of accounts payable assumed and accrued liabilities, as noted in the table below, resulting in a total purchase price of approximately $5.7 million.

The results of operations for AIA are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition and resulted in the inclusion of $0.4 million of revenues in the third quarter and nine month periods ended September 25, 2011.   AIA did not contribute significantly to operating income for the same periods.

(thousands)
Trade receivables	$1,246
Inventories	186
Property, plant and equipment	667
Prepaid expenses	26
Accounts payable	(1,263)
Accrued liabilities	(37)
Intangible assets	3,704
Goodwill	1,162
Total purchase price	$5,691

            Praxis

In June 2011, the Company acquired certain assets of Praxis, a manufacturer and distributor of countertops, foam products, shower doors and furniture products to the recreational vehicle industry.  This acquisition expanded the Company’s product offerings to its existing customer base in the recreational vehicle industry. The fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition. The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the condensed consolidated statements of operations for the nine months ended September 25, 2011.

The assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The results of operations for Praxis are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. In addition to the intangible assets of $0.4 million acquired and noted in Note 4, the Company acquired typical working capital items of trade receivables and inventories, net of accounts payable assumed, of $0.1 million, and property, plant and equipment of $0.2 million.

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

Blazon

In August 2010, the Company acquired certain assets of Blazon, a Bristol, Indiana-based distributor of wiring, electrical, plumbing and other building products to the recreational vehicle and manufacturing housing industries.  This acquisition added new products and expanded the Company’s existing recreational vehicle and manufactured housing distribution presence.  The results of operations for Blazon are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. In addition to the goodwill and other intangible assets acquired, the Company acquired typical working capital items of trade receivables, inventories and prepaid expenses, net of accounts payable assumed, as noted in the table below, resulting in a final total purchase price of approximately $3.8 million.

(thousands)
Trade receivables	$1,247
Inventories	2,612
Prepaid expenses	22
Accounts payable	(1,019)
Intangible assets	795
Goodwill	105
Total purchase price	$3,762

The following unaudited pro forma information assumes the AIA and Blazon acquisitions occurred as of the beginning of the periods presented.  The pro forma information contains the actual operating results of AIA and Blazon combined with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisitions occurring at the beginning of the period.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the AIA acquisition of approximately (i) $95,000 for each of the third quarters ended September 25, 2011 and September 26, 2010 and (ii) $284,000 for each of the nine month periods ended September 25, 2011 and September 26, 2010.   Amortization expense of approximately $46,000 and $138,000 related to intangible assets acquired in the Blazon acquisition is included in the pro forma information for the third quarter and nine months ended September 26, 2010, respectively.  Pro forma information related to the Praxis and the Quality Hardwoods acquisitions is not included in the table below as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

	Third Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25	Sept. 26,
(thousands except per share data)	2011	2010	2011	2010
Revenue	$81,670	$79,469	$244,476	$244,695
Net income (loss)	5,237	(601)	8,853	2,983
Income (loss) per share - basic	0.53	(0.06)	0.92	0.32
Income (loss) per share - diluted	0.50	(0.06)	0.87	0.30

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

6.        STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions.  The Company recorded compensation expense of $0.1 million for both the third quarter ended September 25, 2011 and September 26, 2010 for its stock-based compensation plans on the condensed consolidated statements of operations.  For the comparable nine months periods, the Company recorded $0.2 million and $0.1 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2010 and 2011: 131,000 shares on May 20, 2010, 140,000 shares on March 1, 2011, 21,000 shares on May 26, 2011, and 3,500 shares on August 18, 2011.

As of September 25, 2011, there was approximately $0.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 17 months.

7.        GAIN ON SALE OF FIXED ASSETS

In the fourth quarter of 2009, the Company entered into a listing agreement to sell its manufacturing and distribution facility in Woodburn, Oregon.  Approximately $3.2 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  The net proceeds from the sale of this facility of $4.0 million exceeded the carrying value when it was sold in February 2010, resulting in a pretax gain on sale of $0.8 million.  The pretax gain was recognized into earnings in the first quarter of 2010.   The Company operated in the same facility under a license agreement with the purchaser for the use of a portion of the square footage previously occupied until December 31, 2010.  The Company subsequently entered into a short-term lease agreement with the purchaser with respect to a portion of this facility in a separate and distinct transaction on January 1, 2011.   The current lease term expires in December 2011.  The Company expects to renew the lease agreement for an additional one year period.

During the fourth quarter of 2008, the Company entered into a listing agreement to sell its remaining manufacturing and distribution facility in Fontana, California.  Approximately $1.6 million of carrying value for this facility was classified as assets held for sale as of December 31, 2009.  The net proceeds from the sale of this facility of $4.3 million exceeded the carrying value when it was sold in March 2010, resulting in a total pretax gain on sale of $2.7 million.  In connection with the sale, the Company entered into a lease agreement with the purchaser which allowed the Company to continue operating in a portion of the facility.  Since the Company determined that it has less than substantially all of the use of the property, the pretax gain in excess of the present value of the rent of $2.0 million was recognized immediately into earnings in the first quarter of 2010.  The remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments (beginning in the second quarter of 2010) over the 24-month term of the lease in proportion to the related gross rentals.  The lease term will expire in March 2012.  The deferred gain recognized during both the third quarter ended September 25, 2011 and September 26, 2010 was $0.1 million.  The deferred gain recognized for the comparable nine months periods was $0.3 million and $0.2 million, respectively.

8.        INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.   Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those option exercise prices were greater than the average market price of the common shares.

Basic and diluted earnings per common share for the third quarter and nine months periods were calculated using the weighted average shares as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(thousands)	2011	2010	2011	2010
Weighted average common shares outstanding - basic	9,865	9,401	9,673	9,335
Effect of potentially dilutive securities	522	-	557	534
Weighted average common shares outstanding - diluted	10,387	9,401	10,230	9,869

For the third quarter ended September 26, 2010, there is no difference in basic and diluted earnings per share since a net loss was recorded in this period resulting in all common stock equivalents having no dilutive effect.  In the third quarter of 2010, potentially dilutive securities totaling approximately 178,800 shares related to stock options and 246,700 shares related to stock warrants were excluded from diluted earnings per common share because of their anti-dilutive effect.

9.        OTHER NON-CURRENT ASSETS

As of September 25, 2011, other non-current assets of $0.6 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.7 million. Approximately $26,000 of repayments were made towards the remaining outstanding borrowings balance in the third quarter of 2011.  These borrowings were entered into to provide an additional source of liquidity in connection with the refinancing of the Company’s previous credit facility.

10.      LONG-TERM CREDIT FACILITY AND TOTAL DEBT

  A summary of total debt outstanding at September 25, 2011 and December 31, 2010 is as follows:

(thousands)	Sept. 25, 2011	Dec. 31, 2010
Short-term borrowings (revolver)	$-	$19,250
Long-term debt:
Revolver	$24,185	$-
Term loan	-	15,323
Secured senior subordinated notes	7,700	-
Subordinated secured promissory note	2,000	-
Interest paid-in-kind	-	1,660
Debt discount	(881)	-
Total long-term debt	33,004	16,983
Less: current maturities of long-term debt	1,000	16,983
Total long-term debt, less current maturities and discount	$32,004	$-
Total short-term borrowings and long-term debt	$33,004	$36,233

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

•	The financial covenants include a minimum fixed charge coverage ratio, minimum excess availability under the Revolver, and annual capital expenditure limitations (see further details below);

•	The Company’s existing standby letters of credit as of March 31, 2011 will remain outstanding; and

•	Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

At September 25, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 2.25%, or the London Interbank Offered Rate (“LIBOR”) plus 3.25% and the fee payable on committed but unused portions of the Revolver was 0.375%.  At December 31, 2010, (i) the interest rate for borrowings under the Company’s previous revolving line of credit was the Alternate Base Rate (the “ABR”) plus 3.5%, or LIBOR plus 4.5%, (ii) the interest rate under the Company’s previous term loan was the ABR plus 6.5%, or LIBOR plus 7.5%, and (iii) the fee payable on committed but unused portions of the Company’s previous revolving loan facility was 0.50%.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2011, a limitation on annual capital expenditures of $4.0 million.

The fixed charge coverage ratio is the ratio for any period of (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus capital expenditures made to (ii) fixed charges.  Fixed charges for any period is the sum of (a) interest expense accrued (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense), (b) principal payments in respect of indebtedness that are required to be paid, (c) all federal, state, and local income taxes accrued, and (d) all restricted junior payments paid (whether in cash or other property, other than common stock).

Excess availability for any period refers to the amount that the Company is entitled to borrow as advances under the 2011 Credit Agreement (after giving effect to all outstanding obligations) minus the aggregate amount, if any, of the Company’s trade payables aged in excess of historical levels and all book overdrafts of the Company in excess of historical practices.

As of and for the fiscal period ended September 25, 2011, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended September 25, 2011 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.2
Excess availability plus qualified cash (end of period)	$2,000	$10,172
Annual capital expenditures limitation (actual year-to-date)	$4,000	$1,643

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $5.0 million aggregate principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek.  The March 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance to Northcreek and an affiliate of Northcreek of Secured Senior Subordinated Notes in the aggregate principal amount of $2.7 million (the “September 2011 Notes”).  The September 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The September 2011 Notes bear interest at 13% per annum and mature on March 31, 2016.  The Company may prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

Subordinated Secured Promissory Note

Also in connection with the financing of the acquisitions of AIA, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.

11.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company may enter into certain derivative financial instruments, on a cost-effective basis, to mitigate its risk associated with changes in interest rates.  The Company does not use derivative financial instruments for speculative purposes.  All derivatives are recognized on the condensed consolidated statements of financial position at their fair value.  Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as an ineffective hedging instrument. Changes in fair value of derivative instruments not designated as effective hedging instruments are recognized in earnings in the current period.

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan Chase Bank, N.A. (“JPMorgan”) to hedge against increases in variable interest rates.  Effective with the Second Amendment dated December 11, 2008 to the 2007 Credit Agreement (the “Second Amendment”), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on March 25, 2011 discussed below, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the condensed consolidated statements of operations.

For the third quarter and nine months ended September 26, 2010, amortized losses of $0.1 million and $0.2 million, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for the first nine months of 2011 included $79,000 related to the amortization of the losses on the swaps in the first quarter of 2011 that was included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.  There was no amortized loss on the swaps for the third quarter ended September 25, 2011 since the swap agreements were terminated in the first quarter of 2011 (see discussion below).

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in a $1.1 million cash settlement to JPMorgan.  The swap agreements had a total fair value in the amount of $1.1 million on the termination date.  At December 31, 2010, the fair value of the de-designated swaps was $1.2 million and is included in the deferred compensation and other line on the condensed consolidated statements of financial position.  In addition, the change in the fair value of the de-designated swaps for the nine months ended September 25, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  For the nine months ended September 26, 2010, the change in the fair value of the de-designated swaps resulted in a charge to interest expense and an increase in the corresponding liability of $14,000.

The absolute value of the notional amounts of derivative contracts for the Company approximated $16.8 million at December 31, 2010.  After the termination of the two swap agreements on March 25, 2011, the Company has not entered into any new derivative contracts.

Warrants Subject to Revaluation

2008 Warrants

In conjunction with the Second Amendment, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase 474,049 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Company accounts for the 2008 Warrants as derivative financial instruments. The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

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

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance on March 31, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “March 2011 Warrants” below).

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 22,586 shares and 59,815 shares of the Company’s common stock, respectively.  In connection with the cashless exercises, 12,956 and 32,919 net shares of common stock were issued, respectively.  The fair value of the shares in the aggregate of $145,000 was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise dates.  Following these exercises, there were in aggregate 413,996 shares of common stock that are issuable upon exercise of the remaining 2008 Warrants.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance on September 16, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “September 2011 Warrants” below).  As of September 25, 2011, there were in aggregate 419,646 shares of common stock that are issuable upon exercise of the remaining 2008 Warrants.

At the beginning of the Company’s fourth fiscal quarter, one of the members of the Company’s former bank lending group exercised its 2008 warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of the shares will be reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise date in the fourth quarter of 2011.

March 2011 Warrants

On March 31, 2011, as partial consideration for the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in aggregate was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise dates.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  The calculated fair value of the September 2011 Warrants is classified as a liability beginning in the third quarter of 2011 and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

The 2008 Warrants, the March 2011 Warrants, and the September 2011 Warrants are measured at fair value on a recurring basis using Level 2 valuation methodologies.  The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants’ expected life for valuation purposes.  The total fair value of the outstanding warrants as of and for the nine month periods ended September 25, 2011 and September 26, 2010 is as follows:

(thousands)	Sept. 25, 2011	Sept. 26, 2010
Balance at beginning of period	$770	$1,031
Fair value of March and September 2011 Warrants (debt discount)	954	-
Reclassification of fair value of exercised warrants to additional paid-in-capital	(745)	-
Change in fair value, included in earnings	(76)	(192)
Balance at end of period	$903	$839

12.      FAIR VALUE MEASUREMENTS

As of December 31, 2010, liabilities of $1.2 million have been recognized in deferred compensation and other on the condensed consolidated statements of financial position for the fair value of the interest rate swap agreements. There was no liability for the fair value of the interest rate swap agreements as of September 25, 2011 because the agreements were terminated on March 25, 2011.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements (until their termination on March 25, 2011), the 2008 Warrants, and the September 2011 Warrants.  The interest rate swaps were valued based on the LIBOR yield curve and the fair values were provided by the Company’s lending institution.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 25, 2011 and December 31, 2010 because of the relatively short maturities of these financial instruments.  The carrying amount of debt approximated fair value as of September 25, 2011 and December 31, 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

13.      COMPREHENSIVE INCOME (LOSS)

The changes in the components of comprehensive income (loss) are as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(thousands)	2011	2010	2011	2010
Net income (loss)	$4,536	$(629)	$6,998	$2,165
Amortization of unrealized losses on discontinued cash flow hedges	-	79	677	238
Comprehensive income (loss)	$4,536	$(550)	$7,675	$2,403

The accumulated other comprehensive loss, net of tax, relating to changes in accumulated pension benefits at September 25, 2011, and to unrealized losses on discontinued cash flow hedges and changes in accumulated pension benefits, at September 26, 2010, was $0.2 million and $0.9 million, respectively.

In conjunction with the establishment of the 2011 Credit Facility, the Company terminated and paid off its two interest rate swap agreements on March 25, 2011.  The swap agreements were entered into with JPMorgan in March 2005 and July 2007.  The amortization of unrealized losses on the swaps of $0.7 million in the first nine months of 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

14.      INCOME TAXES

The Company had a valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse of approximately $19.1 million at September 25, 2011.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate for 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

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

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, and the recently acquired solid surface fabrication operation of AIA.  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.  The Manufacturing segment contributed approximately 76% and 81% of the Company’s net sales for the nine months ended September 25, 2011 and September 26, 2010, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, wiring, electrical and plumbing products, electronics, cement siding, interior passage doors, shower doors, roofing products, and other miscellaneous products.  The Distribution segment contributed approximately 24% and 19% of the Company’s net sales for the nine months ended September 25, 2011 and September 26, 2010, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 25, 2011:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$57,786	$19,653	$77,439
Intersegment sales	3,219	34	3,253
Operating income	6,585	809	7,394

Third Quarter Ended September 26, 2010:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$57,004	$15,781	$72,785
Intersegment sales	3,057	19	3,076
Operating income	1,953	354	2,307

Nine Months Ended September 25, 2011:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$173,648	$55,896	$229,544
Intersegment sales	9,501	59	9,560
Operating income	14,317	1,604	15,921

Nine Months Ended September 26, 2010:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$179,396	$40,754	$220,150
Intersegment sales	9,562	38	9,600
Operating income	7,809	1,017	8,826

The table bellows presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
(thousands)	2011	2010	2011	2010
Operating income for reportable segments	$7,394	$2,307	$15,921	$8,826
Corporate incentive agreements	(44)	5	37	(30)
Gain (loss) on sale of fixed assets and acquisition of business	11	(26)	263	2,794
Unallocated corporate expenses	(1,922)	(1,443)	(5,172)	(4,892)
Amortization of intangible assets	(195)	(125)	(538)	(377)
Consolidated operating income	$5,244	$718	$10,511	$6,321

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 33 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 25, 2011 Compared to 2010

                REVIEW BY BUSINESS SEGMENT
                General
Third Quarter and Nine Months Ended September 25, 2011 Compared to 2010
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

The recreational vehicle (“RV”) industry, which is our primary market and represents 62% of the Company’s nine months 2011 sales, continued to strengthen from a year over year perspective in the first nine months of 2011 as evidenced by improved wholesale unit shipments versus the comparable 2010 period.  While wholesale unit shipments to the RV industry decreased approximately 3% in the third quarter of 2011 versus the comparable prior year period according to the Recreational Vehicle Industry Association (“RVIA”), on a year-to-date basis, unit shipment levels increased 3% versus the comparable prior year period.  The decrease in the third quarter of 2011 was the first quarterly decline following seven consecutive quarter over quarter increases in shipments.  Continued high or increased fuel prices could negatively impact RV retail unit sales in the short-term; however, we believe there is a positive correlation between consumer confidence and RV shipment levels, and therefore we believe the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve.

Long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  Industry shipments, which were as low as 165,700 units in 2009, increased 46% in 2010 as a result of the recent demand strength.  In addition, the RVIA is predicting an approximately 2% increase in full year 2011 unit shipments compared to the full year 2010 level.  The increase in unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, and the impact of the acquisitions completed in 2010 and 2011, have contributed to an increase in our RV market sales concentration in the first nine months of 2011 when compared to prior periods.

The manufactured housing (“MH”) industry, which represented approximately 23% the Company’s sales in the first nine months of 2011, continues to be negatively impacted by a lack of financing and credit availability, job losses, and excess foreclosed residential housing inventories.  According to industry sources, wholesale unit shipments increased approximately 3% from the third quarter of 2010 and decreased 7% on a year-to-date basis versus the comparable prior year period.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.  Based on the industry’s current annualized run rates, the Company projects MH industry unit shipments for the full year 2011 to decline by approximately 8% compared to full year 2010 levels.

The industrial market sector, which is tied to the residential housing market and accounted for approximately 15% of the Company’s sales in the first nine months of 2011, saw new housing starts for the first nine months of 2011 decline by approximately 2% from the comparable period in 2010 (as reported by the U.S. Department of Commerce).  We estimate that approximately 58% of our industrial revenue base is linked to the residential housing market, and we believe that there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are either indirectly or not tied to residential demand including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive impact on revenues from the industrial markets.

We remain cautious about further growth in the industrial sector due to restricted credit conditions and current uncertainty related to general economic conditions and the large numbers of repossessed homes in the marketplace.  In the long-term, we believe residential housing growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

In addition, higher energy costs, the impact of the Tsunami in Japan, and increased demand in certain market sectors have driven up the costs of certain raw materials.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

We believe we are well positioned to increase revenues in all of the markets that we serve if the overall economic environment improves.  We do, however, expect conditions to soften in the RV and MH industries through the balance of 2011 due primarily to the normal seasonal cycle and concerns over the state of the economic recovery.  As we navigate through the remainder of 2011, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  We remain focused on keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for the remainder of our 2011 fiscal year include improved net income, earnings before interest, taxes, depreciation and amortization (“EBITDA”), and cash management.  Additional key focus areas include:

●	additional market share penetration;
●	sales into commercial/institutional markets to diversify revenue base;
●	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
●	acquisition of businesses/product lines that meet established criteria;
●	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers; and
●	ongoing development of existing product lines and the addition of new product lines.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In the first nine months of 2011, capital expenditures were approximately $1.6 million based on our capital needs and cash management priorities.  The capital plan for full year 2011 includes expenditures of up to approximately $3.2 million, which includes projected costs related to the replacement of our current management information systems.  Under the 2011 Credit Agreement (as defined below), capital expenditures are limited to $4.0 million for fiscal year 2011, which is consistent with the Company’s operating model.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 25, 2011 Compared to 2010

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations.

	Third Quarter Ended		Nine Months Ended
	Sept. 25,	Sept. 26,	Sept. 25,	Sept. 26,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	89.3	85.6	89.1
Gross profit	17.0	10.7	14.4	10.9
Warehouse and delivery expenses	4.6	4.3	4.4	4.0
Selling, general and administrative expenses	5.4	5.2	5.3	5.1
Amortization of intangible assets	0.2	0.2	0.2	0.2
Gain on sale of fixed assets and acquisition of business	-	-	(0.1)	(1.3)
Operating income	6.8	1.0	4.6	2.9
Stock warrants revaluation	(0.1)	(0.2)	-	(0.1)
Interest expense, net	1.0	2.0	1.6	2.0
Income taxes	-	-	-	-
Net income (loss)	5.9	(0.8)	3.0	1.0

Net Sales.  Net sales in the third quarter of 2011 increased $4.6 million or 6.4%, to $77.4 million from $72.8 million in the comparable prior year period.  The increase in net sales is primarily attributable to the contributions of three business acquisitions completed since August 2010 which include Blazon International Group (“Blazon”) in August 2010; the Praxis Group (“Praxis”) in June 2011; and A.I.A. Countertops, LLC (“AIA”) in September 2011, as well as higher raw material commodity prices, and improved retail fixture sales in the industrial market as a result of our diversification efforts.  Sales of $4.7 million generated in the third quarter of 2011 related to the acquisition of the wiring, electrical and plumbing products distribution business of Blazon represented a $3.1 million increase compared to the prior year period, which included a contribution from Blazon for only a part of the period.  In addition, sales from the Praxis and AIA acquisitions, completed in the second quarter and third quarters of 2011, respectively, accounted for an additional $1.3 million in the aggregate of the sales increase in the third quarter of 2011 with no comparable amount in 2010.

From a market perspective, the MH industry, which represented approximately 26% of the Company’s third quarter of 2011 sales and where the Company’s dollar content per unit shipped is higher than in the RV industry, experienced a 3% increase in wholesale unit shipments compared to the prior year period.  Partially offsetting the sales increase is the impact of one of our larger customers in the MH market that is now producing in-house one of the product lines that we had been supplying as a result of their vertical integration efforts.    From a market perspective, the RV industry, which represented approximately 59% of the Company’s sales in the third quarter of 2011, experienced a decrease in wholesale unit shipments of approximately 3% versus the third quarter of 2010.

For the nine months ended September 25, 2011, net sales increased $9.3 million or 4.3%, to $229.5 million from $220.2 million in the prior year period, primarily reflecting the contributions of the three acquisitions described above, higher raw material commodity prices, and improved retail fixture business.  Sales generated in the nine months of 2011 of $15.4 million from the Blazon acquisition increased $13.9 million compared to the prior year period.  In addition, sales from the Praxis and AIA acquisitions accounted for an additional $1.4 million of the sales increase in the nine months of 2011 with no comparable amount in 2010.   These improvements were partially offset by continued softness in the MH and residential housing markets.

The RV industry, which represented approximately 62% of the Company’s sales in the nine months of 2011, saw wholesale unit shipments increase by approximately 3% in the nine months of 2011 compared to 2010.  The MH industry represented approximately 23% of the Company’s sales in the first nine months of 2011.  On a year-to-date basis, MH unit shipments declined approximately 7% from 2010.

The industrial market sector accounted for approximately 15% of the Company’s third quarter and nine months 2011 sales.  We estimate that approximately 58% of our industrial revenue base is linked to the residential housing market, which experienced a decrease in new housing starts of approximately 2% for the first nine months of 2011 compared to the first nine months of 2010 (as reported by the U.S. Department of Commerce).  Our sales to this market generally lag new residential housing starts by six to twelve months.   In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are either indirectly or not tied to residential demand including the institutional fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive financial impact on revenues in the industrial markets.

Cost of Goods Sold.  Cost of goods sold decreased $0.8 million or 1.2%, to $64.2 million in third quarter 2011 from $65.0 million in 2010. For the nine months ended September 25, 2011, cost of goods sold increased $0.3 million or 0.1%, to $196.5 million from $196.2 million in the prior year period.  As a percentage of net sales, cost of goods sold decreased during the quarter to 83.0% from 89.3%.  For the first nine months of 2011, cost of goods sold as a percentage of net sales decreased to 85.6% from 89.1%.

Cost of goods sold as a percentage of net sales was positively impacted during the quarter and the nine months primarily by margin improvements that were in line with the Company’s expectations and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields at two of the Company’s Midwest manufacturing divisions, one of which had underperformed in 2010 compared to historical levels.

In addition, the impact of the acquisition of  new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business of Blazon acquired in the latter half of the third quarter of 2010, provided positive contribution to gross profit during the third quarter and nine months of 2011.  In addition, we believe the acquisition of Praxis in the second quarter of 2011 and AIA in the third quarter of 2011 will provide positive contribution to our operating profitability in the upcoming quarters. The Company’s cost of goods sold, which is generally lower in its Distribution segment than in its Manufacturing segment, will continue to benefit from increased Distribution sales resulting from the Blazon and Praxis acquisitions. Cost of goods sold also benefited in the third quarter and first nine months of 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $5.4 million or 69.9%, to $13.2 million in third quarter 2011 from $7.8 million in third quarter 2010.  As a percentage of net sales, gross profit increased to 17.0% in third quarter 2011 from 10.7% in the same period in 2010.  For the nine months, gross profit increased $9.1 million or 38.0%, to $33.1 million in 2011 from $24.0 million in 2010.  As a percentage of net sales, gross profit increased to 14.4% for the nine months of 2011 from 10.9% in the same period in 2010.  The change in gross profit for both the quarter and year-to-date periods is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.4 million or 13.7%, to $3.5 million in third quarter 2011 from $3.1 million in third quarter 2010, primarily reflecting the impact of additional incremental common carrier expenses, fuel costs, and freight charges including freight surcharges as a result of increased gasoline prices.  As a percentage of net sales, warehouse and delivery expenses were 4.6% and 4.3% in third quarter 2011 and 2010, respectively.

Warehouse and delivery expenses increased $1.3 million or 14.3%, to $10.2 million in the first nine months of 2011 from $8.9 million in 2010.   As a percentage of net sales, warehouse and delivery expenses were 4.4% for 2011 and 4.0% for 2010.  The increase as a percentage of net sales for both the third quarter and the first nine months of 2011 reflected efficiency improvements that were offset by incremental common carrier expenses, fuel costs and surcharges, and freight charges.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $0.4 million or 11.7%, to $4.2 million in third quarter 2011 from $3.8 million in third quarter 2010.  For the nine months, SG&A expenses increased $1.0 million or 8.6%, to $12.2 million in 2011 from $11.2 million in 2010.  The increase in SG&A expenses in the third quarter and nine months of 2011 primarily reflected a net increase in selling and administrative wages and incentives and unemployment taxes from the recent acquisitions compared to the prior year periods.  As a percentage of net sales, SG&A expenses were 5.4% and 5.2% in third quarter 2011 and 2010, respectively, and were 5.3% in nine months 2011 compared to 5.1% in 2010.

Amortization of Intangible Assets.   In conjunction with the acquisition of the wiring, electrical and plumbing products distribution business of Blazon in late August 2010, the Company recognized $0.8 million in certain finite-lived intangible assets which are being amortized over periods ranging from 3 to 6 years.  As a result, amortization expense increased $46,000 and $137,000 in the third quarter and nine months of 2011, respectively, compared to the prior year periods.

In conjunction with the acquisition of the manufacturing and distribution business of Praxis in late June 2011, the Company recognized $0.4 million in certain finite-lived intangible assets which are being amortized over periods ranging from 2 to 5 years. As a result, amortization increased $24,000 in both the third quarter and nine months of 2011, respectively, compared to the prior year periods

In conjunction with the acquisition of AIA in September 2011, the Company recognized $3.1 million in certain finite-lived intangible assets.  These intangible assets will be amortized over periods ranging from 3 to 10 years beginning in the fourth quarter of 2011 as a result of the final determination of the fair value of the intangible assets in late October 2011.

Gain on Sale of Fixed Assets and Acquisition of Business.   In conjunction with the acquisition of Praxis in June 2011, the fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition in the second quarter of 2011.  The gain is included in this line item for the nine months ended September 25, 2011 in the condensed consolidated statements of operations, as well as a gain on the sale of fixed assets for the third quarter and nine months of 2011 of $11,000 and $80,000, respectively.  See Note 5 to the Condensed Consolidated Financial Statements for further details.

During the first quarter of 2010, the Company sold the facilities housing its manufacturing and distribution operations in Oregon and California and recorded pretax gains on sale of approximately $0.8 million and $2.0 million, respectively.  Because the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and is being offset against future lease payments that are included in cost of goods sold.

Operating Income.    Operating income increased $4.5 million to $5.2 million in third quarter 2011 from $0.7 million in third quarter 2010.  For the nine months, operating income was $10.5 million in 2011 compared to $6.3 million in 2010.   The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.1 million in both the third quarter of 2011 and 2010, represents non-cash credits related to mark-to-market accounting for common stock warrants (i) issued to certain of the Company’s former senior lenders in conjunction with the December 2008 amendment to the Company’s previous credit agreement dated May 18, 2007, as amended, (the “2007 Credit Agreement”) (the “2008 Warrants”); (ii) issued to TCOMF2 (as defined herein) and Northcreek (as defined herein) in connection with the refinancing of the Company’s previous credit facility in March 2011 (the “March 2011 Warrants); and (iii) issued to Northcreek and an affiliate of Northcreek in connection with the financing of the AIA acquisition in September 2011 (the “September 2011 Warrants”).  For the first nine months of 2011, the stock revaluation credit was $0.1 million compared to $0.2 million in the first nine months of 2010.

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 22,586 shares and 59,815 shares of the Company’s common stock, respectively.  In connection with the cashless exercises, 12,956 and 32,919 net shares of common stock were issued, respectively.  At the beginning of the Company’s fourth fiscal quarter, one of the members of the Company’s former bank lending group exercised its 2008 warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  Additional exercises of the 2008 Warrants are expected to impact the revaluation of these warrants in future periods.  Northcreek and TCOMF2 exercised their individual March 2011 Warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively.  See Note 11 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.7 million and $0.8 million in the third quarter and first nine months of 2011, respectively, compared to the prior year primarily due to improved borrowing rates under the 2011 Credit Facility (as defined herein).  In addition, a net reduction in total debt outstanding due to scheduled principal payments on the Company’s term loan under the previous credit facility and industrial revenue bonds, and the application of the net proceeds from the sale of the Oregon manufacturing and distribution facility in the first quarter of 2010 contributed to the decline in interest expense in the current periods compared to the prior year.  Going forward, the Company anticipates that interest expense will decline (exclusive of any acquisitions) based on the improved borrowing rates mentioned above.

Nine months 2011 interest expense includes the write-off of $0.6 million of financing costs related to our previous credit facility.   In addition, nine months 2011 interest expense includes a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Income Taxes.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities expected to reverse as of September 25, 2011 and December 31, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.   The effective tax rate for both the third quarter and nine months of 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.  At December 31, 2010, the Company had a federal net operating loss carryforward of approximately $29.9 million that will begin to expire in 2027 and state net operating loss carryforwards of approximately $34.4 million that will expire in varying amounts between 2012 and 2029.  At September 25, 2011, the Company’s federal and state net operating loss carryforwards exceeded estimated taxable income for 2011 and therefore the Company does not expect to have significant cash outflow for income taxes in 2011.

Net Income.  Net income for third quarter 2011 was $4.5 million or $0.44 per diluted share compared to a net loss of $0.6 million or $0.07 per diluted share for third quarter 2010.  For the nine months, net income was $7.0 million or $0.68 per diluted share in 2011 compared to $2.2 million or $0.22 per diluted share for 2010.  The changes in net income reflect the impact of the factors described above.

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

The Company’s reportable business segments are as follows:

•
Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, and the recently acquired solid surface fabrication operation of AIA.

•
Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, wiring, electrical and plumbing products, electronics, cement siding, interior passage doors, shower doors, roofing products, and other miscellaneous products.

Third Quarter and Nine Months Ended September 25, 2011 Compared to 2010

General

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.  In addition, gross profit and operating income results for the third quarter and nine months of 2010 for both the Manufacturing and Distribution segments were reclassified to reflect the current year presentation.

Manufacturing

Sales.  Sales increased $0.9 million or 1.6%, to $61.0 million in third quarter 2011 from $60.1 million in the prior year quarter.  In the first nine months of 2011, sales decreased $5.8 million or 3.1%, to $183.2 million from $189.0 million in the first nine months of 2010.   This segment accounted for approximately 75% and 76% of the Company’s consolidated net sales for the third quarter and the first nine months of 2011, respectively.  The acquisitions of AIA and the manufacturing component of Praxis, in the second and third quarters of 2011, respectively, accounted for approximately $0.8 million and $0.9 million of the sales increase in the third quarter and the first nine months of 2011, respectively.  Softer than expected conditions in the MH industry more than offset the increase in wholesale unit shipments in the RV industry of 3% in the nine months of 2011.  The Company anticipates that the impact of continuing tight credit markets, high unemployment and significant increases in raw materials costs will continue to impact sales to the RV and MH markets during the remainder of 2011.

Gross Profit.  Gross profit increased $4.7 million to $10.2 million in third quarter 2011 from $5.5 million in third quarter 2010.   As a percentage of sales, gross profit increased to 16.7% in third quarter 2011 from 9.2% in the prior year period.

Gross profit increased $6.4 million to $24.9 million in the first nine months of 2011 from $18.5 million in the prior year period.  As a percentage of sales, gross profit increased to 13.6% in 2011 from 9.8% in 2010.   Gross profit for the third quarter and first nine months of 2011 reflected improved profitability at two of our Midwest manufacturing divisions, one of which had underperformed in 2010 compared to historical levels.  The Midwest manufacturing divisions benefited from margin improvements and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.   Cost of goods sold also benefited in the third quarter and first nine months of 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $4.6 million to $6.6 million in third quarter 2011 compared to $2.0 million in the prior year.  For the first nine months of 2011, operating income increased $6.5 million to $14.3 million from $7.8 million in 2010.  The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses.

Distribution

Sales.  Sales increased $3.9 million or 24.6%, to $19.7 million in third quarter 2011 from $15.8 million in the prior year period.  In the first nine months of 2011, sales increased $15.2 million or 37.2%, to $56.0 million from $40.8 million in the first nine months of 2010.   This segment accounted for approximately 25% and 24% of the Company’s consolidated net sales for the third quarter and the first nine months of 2011, respectively.  The wiring, electrical and plumbing products division, which was acquired in the latter half of the third quarter of 2010, accounted for approximately $3.1 million and $13.9 million of the sales increase in the third quarter and the first nine months of 2011, respectively.  The acquisition of the distribution component of Praxis late in the second quarter of 2011, accounted for approximately $0.5 million of the sales increase in both the third quarter and the first nine months of 2011.  Sales were also impacted during the quarter by a 3% increase in unit shipments by the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $1.0 million or 44.6%, to $3.3 million in third quarter 2011 from $2.3 million in third quarter 2010.  As a percentage of sales, gross profit was 16.5% in third quarter 2011 compared to 14.3% in third quarter 2010.  For the nine months, gross profit increased $2.5 million or 42.2%, to $8.5 million in 2011 from $6.0 million in 2010. As a percentage of sales, gross profit was 15.3% in nine months 2011 compared to 14.7% in nine months 2010.  The increase in gross profit as a percentage of sales for the third quarter and first nine months of 2011 is primarily attributable to a higher than average gross margins on the wiring, electrical and plumbing products line that was acquired as a result of the acquisition of Blazon.

Operating Income.  Operating income in the third quarter of 2011 increased $0.4 million to $0.8 million from $0.4 million in the prior year period.   For nine months 2011, operating income increased $0.6 million to $1.6 million from $1.0 million in the first nine months of 2010.  The impact of the acquisition of several new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, and the Praxis distribution business acquired in the second quarter of 2011, made a positive contribution to operating income during the third quarter and nine months of 2011.

Unallocated Corporate Expenses

Unallocated corporate expenses in the third quarter of 2011 increased $0.5 million to $1.9 million from $1.4 million in the comparable prior year period.  In the first nine months of 2011, such expenses increased $0.3 million to $5.2 million from $4.9 million in the first nine months of 2010 primarily reflecting an increase in both the allowance for doubtful accounts and group insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represents the net income we earned or the net loss sustained in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2011 Credit Agreement.  Our principal uses of cash have been to support seasonal working capital demands, meet debt service requirements and support our acquisition and capital expenditure plans.

Net cash provided by operating activities was $9.5 million in the first nine months of 2011 compared to $0.2 million in the first nine months of 2010, primarily reflecting an increase in net income to $7.0 million from $2.2 million in the prior year period.  In addition, net income in the nine-month 2010 period included a net gain on the sale of fixed assets and acquisition of business of $2.8 million compared to $0.3 million in the nine-month 2011 period.

Net cash provided by operating activities for the first nine months of 2011 also reflects a smaller use of cash from increases in accounts receivable and inventories, net of increases in accounts payable, than the comparable 2010 period.  Trade receivables increased $12.0 million in the first nine months of 2011 from year end 2010 primarily reflecting the normal seasonal trends where sales are highest in the second and third quarters of the fiscal year and, to a lesser extent, the impact of acquisitions and plant shutdowns by many of our larger customers in mid-to-late December 2010 for the holiday season.  For the first nine months of 2010, trade receivables increased $6.7 million from year-end 2009.

Inventories increased $2.5 million in the first nine months of 2011 compared to a $5.4 million increase in the comparable 2010 period.  The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to reduce lead-time and minimum order requirements. The $11.5 million net increase in accounts payable and accrued liabilities in the first nine months of 2011 compared to the $7.4 million net increase in the prior year period reflected seasonal demand cycles and ongoing operating cash management, and to a lesser extent, the impact of acquisitions.

In addition, cash flows from operating activities included an incremental $0.6 million related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated on March 25, 2011 with no comparable amount in the prior year period.

Investing Activities

Investing activities used cash of $7.9 million in the first nine months of 2011 primarily to fund capital expenditures of $1.6 million and for the acquisitions of AIA for $5.7 million and Praxis for $0.5 million.  Investing activities provided cash of $1.6 million in the first nine months of 2010 as a result of net proceeds from the sale of the Oregon and California facilities of $4.0 million and $4.3 million in February 2010 and March 2010, respectively.  Cash outflows in the first nine months of 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million, the acquisition of the wiring, electrical and plumbing products distribution business of Blazon for $3.7 million, and capital expenditures of $1.1 million.

The capital plan for full year 2011 includes expenditures of up to $3.2 million, which includes projected costs related to the replacement of our current management information systems.  Under the 2011 Credit Agreement, capital expenditures are limited to $4.0 million for fiscal year 2011, which is consistent with the Company’s operating model.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing Enterprise Resource Planning (“ERP”) software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over the next 18 to 24 months beginning in the third quarter of 2012.

Financing Activities

Net cash used for financing activities was $3.4 million in the first nine months of 2011 compared to cash outflows of $1.0 million in the comparable 2010 period.   For the first nine months of 2011, net long-term debt payments of $3.5 million consisted of net payments on the Company’s revolving line of credit of $12.2 million which were partially offset by the issuance of (i) secured senior subordinated notes issued in connection with the March 2011 refinancing of the Company’s previous credit facility and the financing of the AIA acquisition of $5.0 million and $2.7 million, respectively, and (ii) the long-term portion of the subordinated secured promissory note (“Promissory Note”) issued in September 2011 to the seller of AIA.  For the first nine months of 2011, short-term borrowings of $1.0 million reflect the total principal payments over the next twelve months on the Promissory Note beginning on quarterly basis in December 2011.  In addition, the Company borrowed $2.7 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s previous credit facility.  Cash flows from financing activities also included a cash payment of $1.1 million which represented the fair value of the interest rate swaps that were terminated on March 25, 2011, and $2.5 million for cash payments related to financing costs for both the previous credit facility and the establishment of the 2011 Credit Facility.

For the first nine months of 2010, the Company increased short-term borrowings on its revolving line of credit under its previous credit facility by $9.5 million.  In accordance with its scheduled debt service requirements, the Company paid down approximately $1.6 million in principal on its term loan under its previous credit facility and paid the remaining principal of $0.5 million on the State of North Carolina Economic Development Revenue Bonds as planned.  In addition, in the first nine months of 2010, the Company utilized the proceeds received from the sale of its Oregon and California facilities to pay down an additional $8.3 million in principal on long-term debt.

Capital Resources

Former Credit Facility and Interest Rate Swaps

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement which consisted of a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the previous credit facility.  Approximately $0.1 million and $0.5 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the nine months ended September 25, 2011 and September 26, 2010, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For the third quarter and nine months ended September 26, 2010, amortized losses of $0.1 million and $0.2 million, respectively, were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for the first nine months of 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.   There was no amortized loss on the swaps for the third quarter ended September 25, 2011 since the swap agreements were terminated in the first quarter of 2011.

In addition, the change in the fair value of the de-designated swaps for the nine months ended September 25, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  For the nine months ended September 26, 2010, the change in the fair value of the de-designated swaps resulted in a charge to interest expense and an increase in the corresponding liability of $14,000.   See Note 11 to the Condensed Consolidated Financial Statements for further details.

2008 Warrants

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

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance on March 31, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “March 2011 Warrants” below).   In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 22,586 shares and 59,815 shares of the Company’s common stock, respectively.  In connection with the cashless exercises, 12,956 and 32,919 net shares of common stock were issued, respectively.  The fair value of the shares in the aggregate of $145,000 was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise dates.  Following these exercises, there were in aggregate 413,996 shares of common stock that are issuable upon exercise of the remaining 2008 Warrants.  See Note 11 to the Condensed Consolidated Financial Statements for further details.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance on September 16, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “September 2011 Warrants” below).  As of September 25, 2011, there were in aggregate 419,646 shares of common stock that are issuable upon exercise of the remaining 2008 Warrants.

At the beginning of the Company’s fourth fiscal quarter, one of the members of the Company’s former bank lending group exercised its 2008 warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of the shares will be reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise date in the fourth quarter of 2011.

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

•	The financial covenants include a minimum fixed charge coverage ratio, minimum excess availability under the Revolver, and annual capital expenditure limitations (see further details below);

•	The Company’s existing standby letters of credit as of March 31, 2011 will remain outstanding; and

•	Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions

At September 25, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 2.25%, or the London Interbank Offered Rate (“LIBOR”) plus 3.25% and the fee payable on committed but unused portions of the Revolver was 0.375%.  At December 31, 2010, (i) the interest rate for borrowings under the Company’s previous revolving line of credit was the Alternate Base Rate (the “ABR”) plus 3.5%, or LIBOR plus 4.5%, (ii) the interest rate under the Company’s previous term loan was the ABR plus 6.5%, or LIBOR plus 7.5%, and (iii) the fee payable on committed but unused portions of the Company’s previous revolving loan facility was 0.50%.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2011, a limitation on annual capital expenditures of $4.0 million.

The fixed charge coverage ratio is the ratio for any period of (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) minus capital expenditures made to (ii) fixed charges.  Fixed charges for any period is the sum of (a) interest expense accrued (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense), (b) principal payments in respect of indebtedness that are required to be paid, (c) all federal, state, and local income taxes accrued, and (d) all restricted junior payments paid (whether in cash or other property, other than common stock).

Excess availability for any period refers to the amount that the Company is entitled to borrow as advances under the 2011 Credit Agreement (after giving effect to all outstanding obligations) minus the aggregate amount, if any, of the Company’s trade payables aged in excess of historical levels and all book overdrafts of the Company in excess of historical practices.

As of and for the fiscal period ended September 25, 2011, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended September 25, 2011 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.2
Excess availability plus qualified cash (end of period)	$2,000	$10,172
Annual capital expenditures limitation (actual year-to-date)	$4,000	$1,643

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $5.0 million aggregate principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P., a Delaware limited partnership (“Northcreek”).  The March 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance to Northcreek and an affiliate of Northcreek of Secured Senior Subordinated Notes in the aggregate principal amount of $2.7 million (the “September 2011 Notes”).  The September 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The September 2011 Notes bear interest at 13% per annum and mature on March 31, 2016.  The Company may prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

Subordinated Secured Promissory Note

Also in connection with the financing of the acquisitions of AIA, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to  indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.

2011 Warrants

March 2011 Warrants

On March 31, 2011, as partial consideration for the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of September 25, 2011, the unamortized portion of the debt discount related to the March 2011 Warrants was approximately $0.6 million.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in aggregate was reclassified to additional paid-in-capital on the condensed consolidated statements of financial position as of the respective exercise dates.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.   As of September 25, 2011, the unamortized portion of the debt discount related to the September 2011 Warrants was approximately $0.3 million.

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which primarily includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2011 Credit Facility.  Our primary uses of cash are to meet working capital demands, which primarily include paying our creditors and employees, meet debt service requirements, fund acquisitions and support our capital expenditure plans.  We also have a substantial asset collateral base, which we believe, if sold in the normal course, is sufficient to cover our outstanding senior debt.

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

Cash, cash equivalents, cash generated from operations and borrowings available under our 2011 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Borrowings under our Revolver are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The actual borrowing base available as of September 25, 2011 was $36.4 million.

Our ability to access unused borrowing capacity under the 2011 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2011 Credit Agreement.  Based on our 2011 and 2012 operating plans, we expect to continue to maintain compliance with the financial covenants under our 2011 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

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

Management has also identified other actions within its control that could be implemented, if necessary, to provide liquidity and help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.

As we navigate through the remainder of 2011, our management team is focused on keeping costs aligned with revenue, further improving operating efficiencies, aggressively managing inventory levels and pricing, and acquiring businesses/product lines that meet established criteria, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels.  In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform.  In particular, in the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system over the next 18 to 24 months that will require upgrades to and/or the replacement of existing hardware and software in addition to costs incurred from the services provided by third party consultants.

Our working capital requirements vary from period to period depending on manufacturing volumes related to the RV and MH industries, the timing of deliveries, and the payment cycles of our customers.  In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

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

Changes in internal control over financial reporting.   There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 25, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.       EXHIBITS

Exhibits	Description

10.1	Form of Officer and Employee Time Based Restricted Share Award, Performance Contingent Restricted Share Award, and Performance Contingent Cash Award
10.2	Form of Non-Employee Director Restricted Share Award
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations and (iii) the Condensed Consolidated Statements of Cash Flows, and the related notes to these financial statements tagged as blocks of text.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 8, 2011	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 8, 2011	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer