Form 10-K
period 2011-12-31
PATRICK INDUSTRIES INC
filed 2012-03-29
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 26, 2011 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 35.8% of the shares are owned by non-affiliates) was $7,092,906.  The closing market price was $2.03 on that day and 9,759,895 shares of the Company’s common stock were outstanding.  As of  March 13, 2012, there were 10,371,904 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 24, 2012 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
 FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2011

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters.  Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.   Patrick Industries, Inc. does not undertake to publicly update or revise any forward-looking statements, except as required by law.  You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that Patrick Industries, Inc. files with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 2011.

There are a number of factors, many of which are beyond the control of Patrick Industries, Inc., which could cause actual results and events to differ materially from those described in the forward-looking statements.  These factors include the impact of any economic downturns especially in the residential housing market, pricing pressures due to competition, costs and availability of raw materials, availability of commercial credit, availability of retail and wholesale financing for residential and manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed residential and manufactured homes, the financial condition of our customers, the ability to generate cash flow or obtain financing to fund growth, the ability to effectively manage the costs and the implementation of the new enterprise resource management system, future growth rates in the Company’s core businesses, the successful integration of recent acquisitions, interest rates, oil and gasoline prices, the outcome of litigation, adverse weather conditions impacting retail sales, and our ability to remain in compliance with our credit agreement covenants.  In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and residential and manufactured homes.

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

Company Overview

Patrick Industries, Inc. (collectively, the “Company,” “we,” “our” or “Patrick”), which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer of component products and distributor of building products and materials to the recreational vehicle (“RV”) and manufactured housing (“MH”) industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, household furniture, retail fixtures and commercial furnishings, marine, and other industrial markets.  We manufacture a variety of products including decorative vinyl and paper panels, wrapped profile mouldings, cabinet doors and components, countertops, interior passage doors, exterior graphics and slotwall and slotwall components.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, and other miscellaneous products.  We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers.  We believe that we are one of the few suppliers to the RV and MH industries that has such a nationwide network.  We maintain six manufacturing plants and four distribution facilities near our principal offices in Elkhart, Indiana, and operate nine other warehouse and distribution centers and eight other manufacturing plants in eleven other states.

General economic conditions continue to be impacted by the residual effects and overhang of the economic recession.   Our business has been adversely affected by the deterioration in the residential housing market, the subprime lending crisis, a general credit market and financing crisis, increased commodity costs, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions and liquidity concerns (the “economic crisis”).  While these conditions adversely affected demand in the three major end-markets we serve, the RV, MH and industrial markets, we executed on a number of strategic initiatives to position the Company to take advantage of a recovery in each of our primary markets.  These items include deleveraging our balance sheet, operational restructuring at certain manufacturing facilities, disposition of non-core operations, streamlining administrative and support activities, management of inventory levels to changes in sales levels, and refinancing our credit facility.  In addition, as the business environment and our financial condition improved, we completed six strategic acquisitions from January 2010 through March 2012.  The combination of improving economic conditions, specifically in the RV industry, and the execution of our strategic initiatives during this period, resulted in our sales, operating income, net income and cash flows improving dramatically in the three years ended December 31, 2011.  In the Executive Summary section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that macroeconomic conditions had on our operations and in the RV, MH, and residential housing industries in 2011.

We also continued to expand both the breadth and the depth of our products and services through the integration of new and expanded product lines designed to create additional scale advantages.  See “Strategic Acquisitions and Expansion” below and Note 4 to the Consolidated Financial Statements in Item 8 of this report for further details.

Patrick had two reportable operating segments in 2011, Manufacturing and Distribution.  Effective January 1, 2011, certain changes were made to the manner in which operating segment results are reported, including: (1) certain costs related to wages, payroll taxes and incentive compensation that were previously reflected as unallocated corporate expenses are now being allocated to the Company’s two operating segments; and (2) a majority of corporate incentive agreements (which include vendor rebate agreements) previously included in the corporate segment are now being allocated to the operating segments and reflected as a reduction of cost of goods sold.   Prior period results were reclassified to reflect the current year presentation.  Financial information about these operating segments is included in Note 21 to the Consolidated Financial Statements.

Competitive Position

The RV and MH industries are highly competitive with low barriers to entry.  This level of competition carries through to the suppliers to these industries.  Across the Company’s range of products and services, competition exists primarily on price, product features, quality, and service.  We believe that the quality, service, design and price of our products and the short order turnaround time that we provide allow us to compete favorably in the RV and MH markets.  Several competitors compete with us on a regional and local basis.  However, in order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment in personnel would be required.  The other industrial markets in which we continue to expand are also highly competitive. In 2010 and 2011, sales to the RV industry continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior years.  We believe that ongoing credit concerns, slow job growth, swings in consumer confidence levels, and continued lower levels of discretionary spending will all continue to contribute to further volatility in the markets we serve in 2012 before a sustained recovery takes hold.    Given the environment in the industries in which we operate, the Company has identified several operating strategies to maintain or enhance earnings through strategic acquisitions, productivity initiatives, expansion into new product lines, optimization of capacity utilization, and the implementation of a new company-wide Enterprise Resource Planning (“ERP”) software system.

Strategy

Overview

We believe that we have developed quality working relationships with our customers and suppliers, and have oriented our business to the needs of these customers.  These customers include all of the larger RV and MH manufacturers and a number of large to medium-sized industrial customers.  Our industrial customers generally are directly linked to the residential housing markets.  Our RV and MH customers generally demand the lowest competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers.  Our industrial customers generally are less price sensitive than our RV and MH customers, and focused on consistent high quality products, exceptional customer service, and quick response time.

In order to best serve our customer base, we have focused our efforts on driving the execution of our Organizational Strategic Agenda (“OSA”), embedding our ‘Customer First’ performance-oriented culture throughout all levels of the organization, implementing talent development initiatives to ensure we have the resources to meet our customers’ evolving needs, developing a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility and short lead times, and bringing value added products to our customers through the introduction of new products, line extensions, and strategic acquisitions.   Additionally, because of the short lead times, which range from 48 hours to same day order receipt and delivery, we have intensified our focus on reducing our inventory levels with the help of some of our key suppliers with vendor managed inventory programs.  These initiatives have been instrumental in improving our operating cash flow and liquidity.

As we explore new markets and industries, we believe that these and other strategic initiatives provide us with a strong foundation for future growth.  In 2011, approximately 61% of our sales were to the RV industry, 24% to the MH industry, and 15% to the industrial and other markets.  In 2010, approximately 58% of our sales were to the RV industry, 28% to the MH industry, and 14% to the industrial and other markets.  The increase in unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, the introduction of new products to the marketplace, and the impact of the acquisitions completed in 2010 and 2011, have contributed to an increase in our RV market sales concentration in 2011 when compared to prior periods.

Operating Strategies

Key operating strategies identified by management, include the following:

Strategic Acquisitions and Expansion

We supply a broad variety of building materials and component products to the RV, MH and industrial markets.   With our nationwide manufacturing and distribution capabilities, we believe that we are well positioned for the introduction of new products to further bring value to our customer base.  In order to facilitate this initiative, we are focused on driving growth through the acquisition of companies with a strategic fit as well as additional product lines, facilities, or other assets to complement or expand our existing businesses.  From January 2010 through March 2012, we completed six acquisitions, which directly complement our core competencies and product lines, and introduced over 50 new products and line extensions to the marketplace.

In January 2010, we acquired the cabinet door business of Quality Hardwoods Sales (“Quality Hardwoods”), our first acquisition following the acquisition of Adorn Holdings, Inc. (“Adorn”) in May 2007.  In August 2010, we added new products and expanded our RV and MH distribution presence through the acquisition of the wiring, electrical and plumbing products distribution business of Blazon International Group (“Blazon”).

In 2011, we completed three acquisitions that expanded our product offerings to our existing customer base in the RV and industrial market sectors.   In June 2011, we acquired The Praxis Group (“Praxis”), a manufacturer and distributor of high and low gloss painted countertops, foam products, shower doors, electronics and furniture products.  In September 2011, we acquired A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, and laminated countertops, backsplashes, tables, signs, and other products, and in December 2011, we acquired Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries.

In March 2012, we completed the acquisition of Décor Manufacturing, LLC (“Décor”), which produces laminated and wrapped products for the Northwestern U.S.-based RV industry.   See Note 22 to the Consolidated Financial Statements for further details.

Strategic Divestitures

In an effort to strategically align our current operations with businesses within our core competencies, reduce overall fixed costs, and reduce our leverage position, we continue to evaluate alternatives for the divestiture of unprofitable, non-core operations.  In 2009, we sold certain assets of our American Hardwoods operation and the related operating facility.  In addition, we sold certain assets of our aluminum extrusion operation in July 2009.  The decision to divest these two operations in 2009 was largely based on projected and potential operating losses under the then current operating models and working capital requirements of these operations that led us to assess the overall fit of these operations within the parameters of our strategic plan at that time.  The financial results of these operations are classified as discontinued operations in the consolidated financial statements.  See Note 5 to the Consolidated Financial Statements for further details.

Diversification into Other Markets

While we continually seek to improve our position as a leading supplier to the RV and MH industries, we are also seeking to expand our product lines into other industrial, commercial and institutional markets.  Many of our products, such as countertops, cabinet doors, laminated panels and mouldings, drawer sides and fronts, slotwall, and shelving, have applications in the kitchen cabinet, household furniture, and architectural markets.  We have a dedicated sales force focused on increasing our industrial market penetration and on our diversification into additional commercial and institutional markets.

We believe that diversification into other industrial markets provides opportunities for improved operating margins with complementary products using current manufacturing processes and applications.  In addition, we believe that our nationwide manufacturing and distribution capabilities have enabled us to be well-positioned for new product expansion.

Utilization of Manufacturing Capacity

Efficiency Optimization

The decline in volume levels in 2008 and 2009 due to soft industry conditions in all of the major end markets we serve resulted in unused capacity at almost all of our locations.  We have the ability to increase volumes in almost all of our existing facilities without adding comparable incremental fixed costs.  With the expected continued weak economic conditions in certain parts of the country, we are continually exploring opportunities for further facility consolidation.  However, we have remained committed to certain geographic areas, specifically where there is a larger concentration of MH business and where revenue and cash flow contributions are nominal, due to our commitment to our customer base and to position us in the event of a recovery in the manufactured housing industry.  Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and increase the flexibility of our labor force.

Plant Consolidations / Closures

Certain manufacturing and distribution operating facilities were either sold or consolidated during 2011 and 2010 in an effort to improve operating efficiencies in the plants through increased capacity utilization, keep the overhead structure at a level consistent with operating needs, and continue the Company’s efforts to reduce its leverage during the depressed economic cycle in 2008, 2009, and part of 2010, and to facilitate the refinancing of our previous credit facility.

A manufacturing and distribution facility in Woodburn, Oregon was sold in February 2010 for $4.2 million and the Company recorded a pretax gain on sale of approximately $0.8 million in its first quarter 2010 operating results.  The Company is currently operating in the same facility under a lease agreement with the purchaser for the use of a portion of the square footage previously occupied.

The Company’s manufacturing and distribution facility in Fontana, California was sold in March 2010 for $4.9 million and the Company recorded a pretax gain on sale of approximately $2.0 million in its first quarter 2010 operating results.  The Company is currently operating in the same facility under a lease agreement with the purchaser for the use of a portion of the square footage previously occupied.

In April 2010, we closed our manufacturing division in Madisonville, Tennessee and consolidated manufacturing operations into the existing owned Mt. Joy, Pennsylvania manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the adoption of a new vertical integration strategy by one of our key manufactured housing customers in Tennessee who began to produce and supply its own interior home components.

In October 2010 after numerous attempts to increase market penetration in the Northwest, we sold the RV and MH business related to our Oregon manufacturing division to Décor in order to realign company assets.  We continued to operate a high-pressure laminate manufacturing cell for the industrial market and a distribution center for the RV and MH markets in our existing Woodburn, Oregon location from 2010 through February 2012.  In March 2012, we acquired Décor, immediately expanding our presence in the Northwest U.S.-based RV industry.  Décor will continue to operate on a stand-alone basis in its existing manufacturing facility in Tualatin, Oregon and we expect to consolidate our Oregon manufacturing operations by the end of the third quarter of 2012.

In 2011, we consolidated the newly acquired countertop manufacturing business of Praxis into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  In addition, we consolidated the solid surface operations of one of our existing manufacturing facilities located in Elkhart into the larger manufacturing facility acquired with our acquisition of AIA.

Product Development and New Product Introductions/Discontinuations

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our market presence in all of the markets that we serve and gain entrance into other potential markets.  We remain committed to new product introduction and to new product development initiatives.  New product development is a key component of our strategy to grow our revenue base, keep up with changing market conditions, and proactively address customer demand.  We have a design team that works exclusively with RV and MH manufacturers to meet their creative design and product needs, which includes creating new styles and utilizing new colors, patterns, and wood types for panels and mouldings, cabinet doors and other products. We plan to continue to devote our time and attention to manufacturing and distribution products that fit within the strategic parameters of our current business model, including appropriate margin and inventory turn levels.

In addition to the new product offerings stemming from acquisitions, we further enhanced our product offerings to our RV, MH and industrial markets customers through the introduction of several new products and the expansion of our existing product lines in 2011.  On the manufacturing side, we began to manufacture several new cabinet door styles, upgraded cabinetry, new slide-out trim, and fabricated backsplashes.  Our distribution line was expanded to include new faucets modeled after the residential market, RV gas grills, high quality RV mattresses, recliners, a new convertible sofa-bed, additional television lines, new LED lighting products, a close-up poly wrap product for housing, a new vinyl siding product, and a line of wall-mounted stereos.

In 2011, we discontinued certain distribution product lines including our line of adhesives, vapor barriers, paints and house wrap.

Principal Products

Through our manufacturing divisions, we manufacture and fabricate a variety of products, such as decorative vinyl and paper panels, solid surface, granite, laminated and painted countertops, wrapped profile mouldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, drawer sides and bottoms, interior passage doors, and slotwall and slotwall components.  In conjunction with our manufacturing capabilities, we also provide value added processes, including custom fabrication, edge-banding, drilling, boring, and cut-to-size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, and other miscellaneous products.

Manufactured laminated panels and hardwood doors contributed 55% and 10%, respectively, of total 2011 manufacturing segment sales.  The wiring, electrical and plumbing products division and the electronics division within our Distribution segment contributed 26% and 20%, respectively, of total sales in this segment in 2011.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials such as lauan, MDF, gypsum and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil and high-pressure laminate.  Additionally, we offer high-pressure laminate bonded to substrates, such as particleboard and lauan which has many uses, including countertops and cabinetry.  We manufacture and fabricate solid surface, granite, and high-pressure laminate countertops for all of our primary markets, as well as slotwall and slotwall components for the retail store fixture markets.  Roll-laminated products are used in the production of wall, cabinet, shelving, counter and fixture products with a wide variety of finishes and textures.

We manufacture three distinct cabinet door product lines in both raised and flat panel designs, as well as square, shaker style, cathedral and arched panels.  One product line is manufactured from raw lumber using solid oak, maple, cherry and other hardwood materials, and comes in a variety of finishes and glazes.  Another line of doors is made of laminated fiberboard, and a third line uses membrane press technology to produce doors and components with vinyls ranging from 2 mil to 14 mil in thickness.  Several outside profiles include square, shaker style, cathedral, and arched raised panel doors and the components include rosettes, hardwood moulding, arched window trim, blocks and windowsills, among others.  Our doors are sold mainly to the RV and MH industries.  We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our vinyl printing facility produces a wide variety of decorative vinyls which are 4 mil in thickness and are shipped in rolls ranging from 300-750 yards in length.  This facility produces material for both internal use by Patrick and sale to external customers.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries, and in other industrial markets.  While the ongoing uncertainty surrounding the future course of the economy and fluctuating market conditions have had an impact on business conditions in our three primary markets, we have seen a recovery in the RV and certain other markets.

In 2010 and 2011, sales to the RV industry improved as evidenced by higher production levels and wholesale unit shipments versus the prior year periods.  We believe that ongoing credit concerns, slow job growth, swings in consumer confidence levels, and continued lower levels of discretionary spending will all continue to contribute to further volatility in the markets we serve in 2012 before a sustained recovery takes hold.    Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income can have a negative impact on these markets.

The MH industry continues to be negatively impacted by financing concerns and a lack of available financing sources, and the current credit situation in the residential housing market puts additional pressure on consumers, who are generally using financial institutions and conventional financing as a source for these purchases.  Approximately 57% of our industrial revenue base in 2011 was associated with the U.S. residential housing market, and therefore, there is a direct correlation between the demand for our products in this market and new residential housing production.

In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are less directly tied to new home construction demand, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive impact on revenues from the industrial markets.

We remain cautious about short-term growth in the industrial sector due to restricted credit conditions and current uncertainty related to general economic conditions and the large number of repossessed homes in the marketplace.  In the long-term, we believe residential housing growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

Recreational Vehicles

The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing general economic conditions which affect disposable income for leisure time activities.  We believe that fluctuations in interest rates, consumer confidence, the level of disposable income, and equity securities market trends have an impact on RV sales.  Over the past three years, however, we have noticed a level of resilience in the RV marketplace where RV buyers appear to have prioritized the purchase of a unit over other items in an effort to pursue their desired “lifestyle”.  While concerns about the availability and price of gasoline can have an impact on RV demand, market trends also indicate that the average RV owner travels less distance but with similar frequency than during periods of lower gas prices and greater availability.

Demographic and ownership trends continue to point to favorable market growth in the long-term, as the number of “baby-boomers” reaching retirement is steadily increasing, products such as sports-utility RVs and “toy haulers” with a rear section to store and transport motorcycles, snowmobiles, ATVs and other leisure products are attractive to younger buyers, and RV manufacturers are also providing an array of product choices,  including producing lightweight towables and smaller, fuel efficient motorhomes.  Green technologies, such as lightweight composite materials, solar panels, and energy-efficient components are appearing on an increasing number of RVs.  In addition, federal economic credit and stimulus packages that contain provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases may help promote sales and aid in the RV industry’s continued economic recovery.

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

Conventional travel trailers and folding camping trailers are non-motorized vehicles designed to be towed by passenger automobiles, sport utility vehicles, crossover vehicles, pick-up trucks or vans.  They provide comfortable, self-contained living facilities for short periods of time.  Conventional travel trailers and folding camping trailers are towed by means of a frame hitch attached to the towing vehicle.  Fifth wheel trailers, designed to be towed by heavy-duty pick-up trucks, are constructed with a raised forward section that is attached to the bed area of the pick-up truck.  This allows for a bi-level floor plan and more living space than a conventional travel trailer.

A motor home is a self-powered vehicle built on a motor vehicle chassis.  The interior typically includes a driver’s area, kitchen, bathroom, shower, dining, and sleeping areas.  Motor homes are self-contained with their own lighting, heating, cooking, refrigeration, sewage holding, and water storage facilities.  Although they are not designed for permanent or semi-permanent living, motor homes do provide comfortable living facilities for short periods of time.

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

The period beginning in 2000 and continuing through 2007 resulted in seven out of eight years with industry-wide wholesale shipment levels of RVs over 300,000 units primarily due to the favorable demographic trend of the aging

“baby-boomer” population, improved consumer confidence, lower interest rates, and a fear of flying after the September 11, 2001 terrorist attacks.  In 2008, shipment levels declined approximately 33% to 237,000 units, reflecting tight credit conditions, declining consumer confidence, reduced disposable income levels, and the generally depressed economic environment.  In 2009, shipment levels declined an additional 30% to 165,700 units reflecting low consumer confidence and the continuance of unfavorable market conditions experienced by the industry in 2008.  However, production levels in the RV industry were stronger than expected in the latter half of 2009 based on a higher demand for RVs by retail dealers.  In 2010, the RV industry continued to strengthen as shipment levels increased 46% from 2009 reaching 242,300 units.  Shipment levels increased 4% in 2011 to 252,300 units compared to 2010.  Despite these increases, wholesale unit shipments of RVs in 2011 were still 25% lower than the average shipment levels during the period 2000-2007 and 33% lower than the three year period from 2005-2007.

In 2011, the Original Equipment Manufacturers (“OEMs”) moved more toward less costly raw material products, driven in part by the significant price increases on commodity products during 2011.  The RVIA expects the recovery to strengthen as credit availability, job security and consumer confidence improve.  The RVIA is currently forecasting a 5% increase in 2012 wholesale unit shipments compared to the 2011 level.

The Company estimates that approximately 90% of its revenues related to the RV industry are derived from the towables sector of the market, which is consistent with the overall RV production mix.  The towable units are lighter and less expensive than standard gas or diesel powered motorized units, representing a more attractive solution for the cost-conscious buyer.  From 2010 to 2011, motorized unit shipments declined approximately 2% and towable unit shipments rose approximately 5%.  We believe that we are well positioned with respect to our product mix within the RV industry to take advantage of any improved market conditions.

The following chart reflects the historical wholesale unit shipment levels in the RV industry from 1991 through 2011 per RVIA statistics:

Manufactured Housing

Manufactured homes traditionally have been one of the principal means for first time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments due to the relatively lower cost of construction as compared to site-built homes.  Manufactured housing also presents an affordable alternative to site- built homes for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes.  The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models have made them a viable alternative to a larger segment of homebuyers.

Manufactured homes are constructed to the building standards of the U.S. Department of Housing and Urban Development (“HUD”) and are factory built and transported to a site where they are installed, often permanently.  Some manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit.  Delivery expense limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles.

Modular homes, which are built in accordance with state and local building codes, are factory built homes that are built in sections and transported to the site for installation.  These homes are generally set on a foundation and are subject to land/home-financing terms and conditions.  In recent years, these units have been gaining in popularity due to their aesthetic similarity to site-built homes and their relatively less expensive cost.

The manufactured housing industry is cyclical and is affected by the availability of alternative housing, such as apartments, town houses, condominiums and site-built housing, including repossessed residential housing inventory levels.  From 2000 to 2009, industry-wide wholesale unit shipments of manufactured homes declined 80%.  The 2009 level of 49,800 wholesale units was at the lowest level in the last 50 years.  MH unit shipments rose 0.4% in 2010 and 3% in 2011.

Manufactured housing has been negatively impacted by the continued weakness in the overall housing market and limited credit availability, as well as the high credit standards applied to purchases of manufactured homes, high down payment requirements and high interest rate spreads between conventional mortgages for site-built homes and loans for manufactured homes.  We believe the MH industry may begin to experience a modest recovery when the economy improves and home buyers begin to look for affordable housing.  However, due to the current real estate and economic environment, fluctuating consumer confidence, differences in interest rate spreads for site-built homes and manufactured homes, and the current retail and wholesale credit market, the Company currently projects that industry-wide wholesale shipments of manufactured homes will remain low by historical standards until these conditions improve.  Factors that may favorably impact production levels in this industry in the future include quality credit standards in the residential housing market,  job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.

We believe the factors responsible for the past decade-plus decline include lack of available financing and access to the asset-backed securities markets, high vacancy rates in apartments, high levels of repossessed housing inventories, over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes, as well as the generally depressed economic environment.  Additionally, low conventional mortgage rates and less restrictive lending terms for residential site-built housing over much of this period contributed to the decline as manufactured home loans generally carry a higher interest rate and less competitive terms.  The MH industry has also had to contend with credit requirements that became more stringent, and a reduction in availability of lenders for manufactured homes for both retailers and dealers.   Many of the causes of the recent residential housing crisis are similar to the factors that resulted in the decline in the MH industry beginning in late 1999.  While there is demand for permanent rebuilding in areas damaged by catastrophic events  in recent years, credit conditions remain adverse especially as a result of the recent credit crisis, and current overall economic conditions are unfavorable  in relation to the factors which will promote positive growth.  The availability of financing and access to the asset-backed securities market is still restricted, and we believe that employment growth and standard quality-oriented lending practices in the conventional site-built housing markets are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels in the MH industry.

The following chart reflects the historical wholesale unit shipment levels in the MH industry from 1991 through 2011 per the Manufactured Housing Institute:

Other Markets

Many of our core manufacturing products, including paper/vinyl laminated panels, shelving, drawer-sides, high-pressure laminated panels, and solid surface and granite countertops are utilized in the kitchen cabinet, store fixture and commercial furnishings, and residential furniture markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for us to diversify our clientele, while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been severely impacted by import pressures, other segments have been less vulnerable, and therefore provide opportunities for increased sales penetration and market share gains.  While demand for our products in the residential housing market has been adversely impacted by the severe housing downturn, long-term growth in the residential housing market will be based on job growth, the availability of credit, continued affordable interest rates, and government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures, which we believe will ultimately increase the demand for our products.  Industrial demand tends to lag the housing cycle by six to twelve months and will vary based on differences in regional economic prospects.  As a result, we believe continued focus on the industrial markets will help mitigate the impact of the cyclical patterns in the RV/MH markets on our operating results.  We have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to recreational vehicle and manufactured housing manufacturers and other industrial products manufacturers.  We have approximately 500 active customers.  We have five customers, who together accounted for approximately 60% and 59% of our consolidated net sales in 2011 and 2010, respectively.

The Company had one RV customer that accounted for approximately 32%, 27% and 21% of consolidated net sales for the years ended December 31, 2011, 2010 and 2009.  In addition, sales to a different RV customer accounted for approximately 17%, 18% and 14% of consolidated net sales in 2011, 2010 and 2009, respectively.   In addition, in 2009, sales to a manufactured housing customer accounted for approximately 12% of consolidated net sales of the Company.

A majority of products for distribution are generally purchased in carload or truckload quantities, warehoused, and then sold and delivered by us.  In addition, approximately 29% and 34% of our distribution segment’s products were shipped directly from the suppliers to our customers in 2011 and 2010, respectively.  We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers.  As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service.  We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers.  Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advanced estimation of customer orders.  In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with less product in each shipment.  We have no significant backlog of orders.

With the recent acquisition of Décor in 2012, we now operate 13 warehouse and distribution centers and 14 manufacturing operations located in Alabama, Arizona, California, Georgia, Illinois, Indiana, Kansas, Minnesota, Oregon, Pennsylvania, Tennessee and Texas.  By using these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Patrick does not engage in significant marketing efforts nor does it incur significant marketing or advertising expenditures other than attendance at certain trade shows and the activities of its sales personnel and the maintenance of customer relationships through price, quality of its products, service and customer satisfaction.  In our design showroom located in Elkhart, Indiana, many of our manufactured and distribution products are on display for current and potential customers, their design and purchasing staff, and other key product managers and designers.  We believe the design showroom has provided Patrick with the opportunity to grow its market share by educating our customers regarding the style and content options that we have available and by offering in-house custom design services to further differentiate our product lines.  In addition, we recently redesigned our Company website, www. patrickind.com, to expand our Internet presence and further showcase our primary product brands to both existing and potential customers.

Suppliers

During the year ended December 31, 2011, we purchased approximately 65% of our raw materials and distributed products from twenty different suppliers.  The five largest suppliers accounted for approximately 45% of our purchases.  Our current major material suppliers with contracts through December 31, 2011, include United States Gypsum, MJB Wood Group and Tumac Lumber Company.  We have terms and conditions with these and other suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

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

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits were generally highest in the second and third quarters.  However, current seasonal industry trends may be different than in prior years, primarily due to fluctuations in RV dealer inventories and volatile economic conditions. Over the past three years, the seasonality cycle in the RV industry has changed as a result of RV dealer shows being held in the September/October timeframe by the two largest OEM’s in the industry.

Employees

As of December 31, 2011, we had 900 employees, 768 of which were engaged directly in production, warehousing, and delivery operations; 42 in sales; and 90 in office and administrative activities which includes purchasing, inventory and production control, customer service, human resources, accounting, and information technology, among others.  There were no manufacturing plants or distribution centers covered by collective bargaining agreements.  Patrick continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of December 31, 2011:

Name	Position
Todd M. Cleveland	President and Chief Executive Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
Jeffrey M. Rodino	Executive Vice President of Sales and Operations
James S. Ritchey	Vice President of Sales - South and West
Courtney A. Blosser	Vice President of Human Resources

Todd M. Cleveland (age 43) was appointed Chief Executive Officer as of February 1, 2009.  Mr. Cleveland assumed the position of President and Chief Operating Officer of the Company in May 2008.  Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn by Patrick in May 2007.  Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992.  Mr. Cleveland has over 21 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

Andy L. Nemeth (age 42) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May 2004.  Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from 2003 to 2004, and Secretary-Treasurer from 2002 to 2003.  Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers).  Mr. Nemeth has over 20 years of manufactured housing, recreational vehicle, and industrial experience in various financial capacities.

Jeffrey M. Rodino (age 41) was appointed Executive Vice President of Sales and Operations for the Adorn, Custom Vinyls and Patrick Distribution business units as of December 2011.  Prior to that, Mr. Rodino served as Vice President Sales for the Midwest from August 2009 to December 2011 and was elected an Officer in May 2010.  Mr. Rodino also served in a variety of top level sales and marketing roles after joining Patrick in 2007 and also held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick.  Mr. Rodino has over 18 years of experience in serving the recreational vehicle, manufacturing housing and industrial markets having held key sales management roles at ASA Electronics, Design Components (a former acquisition of Adorn), Odyssey Group/Blazon, and at Adorn and Patrick.

James S. Ritchey (age 61) was appointed Vice President Sales for the South & West as of August 2009 and elected an Officer in May 2009.  Prior to that, Mr. Ritchey served in a variety of top level sales and marketing roles after joining Patrick in 2007 and also held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick.  Mr. Ritchey has over 14 years of experience in serving the manufactured housing, recreational vehicle and industrial markets having held key sales management roles at Décor, Gravure, Design Components (both former acquisitions of Adorn), and at Adorn and Patrick.  Mr. Ritchey’s background and experience also includes several key management roles in the office furniture industry over a 22 year span starting in 1974.

Courtney A. Blosser (age 45) was appointed Vice President of Human Resources as of October 2009 and elected an Officer in May 2010.  Prior to that, Mr. Blosser served in executive level human resource leadership roles that included Corporate Director-Human Resources, Whirlpool Corporation from 2008 to 2009, and Vice President-Human Resources, Pfizer Inc. from 1999 to 2008.  Mr. Blosser held human resource leadership roles of increasing responsibility with JM Smucker Company from 1989 to 1999.  Mr. Blosser has over 23 years of operations and human resource experience in various industries.

ITEM 1A.	RISK FACTORS

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks related to its business.  These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K.  All of these risks should be carefully considered.

Our results of operations have been, and may continue to be, adversely impacted by the effects of the worldwide macroeconomic downturn in 2009 and part of 2010, and recent concerns over the sustainability of the economic recovery.

In 2009 and part of 2010, general worldwide economic conditions continued to experience a downturn due to the effects of the deterioration in the residential housing market, subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased commodity costs, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns  (the “economic crisis”).  These conditions adversely affected demand in the three major end-markets we serve (the RV, MH and industrial markets) in 2009 resulting in decreased sales of our component products into these markets.  Although economic conditions improved somewhat in 2010 and in 2011 and, as a result our sales, operating income, and cash flows improved when compared to 2009, a further deterioration in these conditions could negatively affect our operations and result in lower sales, income, and cash flows in the future.

In addition, it is still difficult at times for our customers and us to accurately forecast and plan future business activities.  If our business conditions warrant, we may be forced to close and/or consolidate certain of our operating facilities, sell assets, and/or reduce our workforce, which may result in our incurring restructuring charges.  We cannot predict the duration of an economic downturn, the timing or strength of a subsequent economic recovery or the extent to which an economic downturn will continue to negatively impact our business, financial condition and results of operations.

The continuing depressed conditions in the residential housing market have had an adverse impact on our operations in recent years and could have an adverse impact on our operations in 2012 and other future periods.

The residential housing market has experienced overall declines and is expected to remain at depressed levels by historical standards at least through 2012, despite recent and forecasted improvements.  Approximately 57% of our industrial revenue in 2011 was directly tied to the residential housing market.  In addition, a significant portion of our other industrial revenue and substantially all of our MH revenue is directly or indirectly influenced by conditions in the residential housing market.  The decline in demand for residential housing, ongoing credit concerns and the tightening of consumer credit have lowered demand for our industrial and MH products and have had an adverse impact on our operations as a whole.  In addition, the impact of the sub-prime mortgage crisis and housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased and may continue to decrease demand for our products sold to the RV industry.

We may incur significant charges or be adversely impacted by the consolidation and/or closure of all or part of a manufacturing or distribution facility.

We periodically assess the cost structure of our operating facilities to distribute and/or manufacture and sell our products in the most efficient manner.  Our manufacturing and distribution facilities in Woodburn, Oregon and Fontana, California were sold in 2010 and we are currently operating in the same facilities under a lease agreement with the purchasers for the use of a portion of the square footage previously occupied.  We also incurred charges in 2010 related to downsizing our operations in the California facility and to accommodate the use of this facility by two different parties.  In addition, in April 2010, we closed our manufacturing division in Madisonville, Tennessee and consolidated operations into the existing owned Mt. Joy, Pennsylvania manufacturing facility in order to offset a sizable reduction in sales volumes that stemmed from the adoption of a new vertical integration strategy by one of our key manufactured housing customers in Tennessee who began to produce and supply its own interior home components.

In 2011, we consolidated of the newly acquired countertop manufacturing business of Praxis into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  In addition, we consolidated the solid surface operations of one of our existing manufacturing facilities located in Elkhart into the larger manufacturing facility acquired with our acquisition of AIA.

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

The continued effects of the recent economic crisis may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business.  Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) because of loss of suppliers or other providers.  In addition, several of our customers have undergone unprecedented financial distress which may result in such customers undergoing major restructuring, reorganization or other significant changes.  The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products.  If such customers become insolvent or file for bankruptcy, our ability to recover accounts receivables from those customers would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy trustee.

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result.  A decline in the financial condition of our customers could hinder our ability to collect amounts owed by customers.  In addition, such a decline could result in lower demand for our products and services.

Although we have a large number of customers, a limited number of customers account for a significant percentage of the Company’s sales and the loss of one or several significant customers could have a material adverse impact on our operating results.

We have a number of customers that account for a significant percentage of our net sales.  Specifically, two customers in the RV market accounted for a combined 49% of consolidated net sales in 2011.  The loss of any of our large customers could have a material adverse impact on our operating results.  We do not have long-term agreements with customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

A significant percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments, or reductions in industry growth, could adversely impact our sales levels to this industry and our operating results.

In 2011, 61% of our net sales were to the RV industry versus 58% in 2010 and 44% in 2009.  The increase in the Company’s sales concentration in the RV industry primarily resulted from the recovery in RV wholesale unit shipment levels beginning in late 2009, increased RV market penetration by the Company and the Company’s successful completion of several RV-related acquisitions in 2010 and 2011.   Future declines in RV unit shipment levels or

reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on our operating results in 2012 and other future periods.

The manufactured housing and recreational vehicle industries are highly competitive and some of our competitors may have greater resources than we do.

We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products instead of our products or to produce in-house products that we currently produce.  We compete not only with other suppliers to the RV and MH producers but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and flooring.  Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products.  Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our exclusive and non-exclusive distributor contracts and agreements may be adversely impacted.

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

The RV and MH markets are cyclical and dependent upon various factors, including the general level of economic activity, consumer confidence, interest rates, access to financing, inventory and production levels, and the cost and availability of fuel.  Economic and demographic factors can cause substantial fluctuations in production, which in turn impact sales and operating results.  Demand for recreational vehicles and manufactured housing generally declines during the winter season.  Our sales levels and operating results could be negatively impacted by changes in any of these items.  Consequently, the results for any prior period may not be indicative of results for any future period.

The cyclical nature of the domestic housing market has caused our sales and operating results to fluctuate.  These fluctuations may continue in the future, which could result in operating losses during downturns.

The U.S. housing industry is cyclical and is influenced by many national and regional economic and demographic factors, including:

•	terms and availability of financing for homebuyers and retailers;
•	overall consumer confidence and the level of discretionary consumer spending;
•	interest rates;
•	population and employment trends;
•	income levels;
•	housing demand; and
•	general economic conditions, including inflation, deflation and recessions.

The RV and MH industries and the industrial markets can be affected by the fluctuations in the residential housing market.  As a result of the foregoing factors, our sales and operating results can fluctuate, and we expect that they will continue to fluctuate in the future.  Moreover, cyclical and seasonal downturns in the residential housing market may cause us to experience operating losses.

Fuel shortages or high prices for fuel have had, and could continue to have, an adverse impact on our operations.

The products produced by the RV industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation.  There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not significantly increase in the future.  Shortages of gasoline and diesel fuel have had a significant adverse effect on the demand for recreational vehicles in the past and would be expected to have a material adverse effect on demand in the future.  Rapid significant increases in fuel prices, as we experienced in recent years and are currently experiencing, appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels.  Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.  Approximately 61% and 58% of our sales were to the RV industry for 2011 and 2010, respectively.

We are dependent on third-party suppliers and manufacturers.

Generally, our raw materials, supplies and energy requirements are obtained from various sources and in the quantities desired.  While alternative sources are available, our business is subject to the risk of price increases and periodic delays in delivery.  Fluctuations in the prices of these requirements may be driven by the supply/demand relationship for that commodity, governmental regulation, economic conditions in other countries, religious holidays, natural disasters, and other events.  In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of these requirements could be adversely affected.

The increased cost and limited availability of raw materials may have a material adverse effect on our business and results of operations.

Prices of certain materials, including gypsum, lauan, particleboard, MDF, and other commodity products, can be volatile and change dramatically with changes in supply and demand.  Certain products are purchased from overseas and are dependent upon climate changes, seasonal and religious holidays, political unrest, economic conditions overseas, natural disasters, vessel shipping schedules and port availability.  Further, certain of our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation.  We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed.  However, it is not certain future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities.  The recent credit crisis and its continuing impact on the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials.  Our sales levels and operating results could be negatively impacted by changes in any of these items.

We are subject to governmental and environmental regulations, and failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that individually or in the aggregate would have a material adverse effect on our financial condition and results of operations.

Our manufacturing businesses are subject to various governmental and environmental regulations.  Implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Company’s products.  Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission.  We currently use materials that we believe comply with government regulations.  We cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on us or the MH industry.  In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability.  Both scenarios could negatively impact our results of operations or financial condition.

The inability to attract and retain qualified executive officers and key personnel may adversely affect our operations.

The loss of any of our executive officers or other key personnel could reduce our ability to manage our business and strategic plan in the short term and could cause our sales and operating results to decline.  In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel.

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

On March 31, 2011, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Capital Finance, LLC as the lender and agent, to establish a four-year $50.0 million revolving secured senior credit facility (the “Credit Facility”).  As of December 31, 2011, we had approximately $24.3 million of total debt outstanding under our Credit Facility, $7.7 million aggregate principal amount of our secured senior subordinated notes outstanding and $1.8 million of our subordinated secured promissory note issued to the seller of our recent acquisition of AIA.  Indebtedness could have adverse consequences on our future operations, including (i) making it more difficult for us to meet our payments on outstanding debt; (ii) an event of default, if we fail to comply with the financial and other restrictive covenants contained in our Credit Agreement and other indebtedness that we have, which could result in all of our debt becoming immediately due and payable; (iii) reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes; (iv) limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (v) placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (vi) creating concerns about our credit quality which could result in the loss of supplier contracts and/or customers.

Our Credit Agreement and our secured senior subordinated notes contain various financial performance and other covenants.  If we do not remain in compliance with these covenants, our Credit Agreement could be terminated and the amounts outstanding thereunder and the secured senior subordinated notes could become immediately due and payable.

We have debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us.  There can be no assurance that we will maintain compliance with the financial covenants under our Credit Agreement or our secured senior subordinated notes.  These covenants require that we attain minimum levels of a fixed charge coverage ratio and excess availability under the Credit Facility, and adhere to annual capital expenditure limitations as defined by our Credit Agreement.  If we fail to comply with the covenants contained in our Credit Agreement or our secured senior subordinated notes, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

Industry conditions and our operating results have limited our sources of capital in the past.  If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, and our Credit Facility to finance our operating requirements, capital expenditures and other needs.  If the general economic conditions that prevailed in 2009 and part of 2010 should return in the future, production of RVs and manufactured homes could decline, resulting in reduced demand for our products.  A decline in our operating results could negatively impact our liquidity.  If our cash balances, cash flows from operations, and availability under our Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes.  The letters of credit are issued under our Credit Agreement.  The inability to retain our current letters of credit, to obtain alternative letter of credit sources, or to retain our Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations, or cause us to curtail or limit existing operations.

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

We could incur charges for impairment of assets, including goodwill and other long-lived assets, due to potential declines in the fair value of those assets or a decline in expected profitability of the Company or individual reporting units of the Company.

A portion of our total assets as of December 31, 2011 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment.  Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable.  The events or changes that could require us to test our goodwill and intangible assets for impairment include a changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.

In the future, if actual sales demand or market conditions change from those projected by management, asset write-downs may be required.  Significant impairment charges, although not always affecting current cash flow, could have a material effect on our operating results and financial position.

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

Holders of our common stock are subject to the risk of dilution of their investment as the result of the issuance to our lenders of warrants or convertible securities to purchase common stock.

As part of the consideration for amending our previous credit agreement in December 2008, we issued a series of warrants (the “2008 Warrants”), that are subject to anti-dilution provisions, to our then existing lenders to purchase an aggregate of 474,049 shares of the Company’s common stock at an exercise price of $1.00 per share.  Subsequent to the original issuance date and pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased by a total of 27,998 shares and the exercise price was adjusted to $0.94 per share as the result of the issuance of restricted stock at a price less than, and stock options and warrants to purchase common stock with an exercise price less than, the warrant exercise price then in effect.  As of March 13, 2012, following the exercise of 2008 Warrants by certain holders, there were in aggregate 148,638 shares of common stock issuable upon exercise of the remaining 2008 Warrants.  In addition, pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants may increase if the Company issues additional shares of common stock at a price less than, or additional securities with an exercise or conversion price less than, the exercise price of the 2008 Warrants then in effect.  The exercise of the remaining 2008 Warrants and any increase, due to the anti-dilution provisions, in the number of shares into which the remaining 2008 Warrants are exercisable, would result in dilution to the holders of our common stock.

A majority of our common stock is held by Tontine Capital, which has the ability to control all matters requiring shareholder approval and whose interests may not be aligned with the interests of our other shareholders.  In addition, the ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

As of March 13, 2012, Tontine Capital beneficially owned 5,299,963 shares of our common stock or approximately 51.1% of our total common stock outstanding.  As a result of its majority interest, Tontine Capital has the ability to control all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions.  In addition to its majority interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board.  As of March 13, 2012, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

We are not able to predict whether or when Tontine Capital or other large stockholders will sell or otherwise dispose of substantial amounts of our common stock.  Sales or other dispositions of our common stock by these stockholders could adversely affect prevailing market prices for our common stock.

In filings with the SEC, Tontine Capital has indicated that it may dispose of its equity interests in the Company at any time and from time to time.  This public disclosure and any future dispositions of stock by Tontine Capital could adversely affect the market price of our common stock.

In filings with the SEC, Tontine Capital has indicated that it may dispose of its equity interests in the Company at any time and from time to time in the open market, through dispositions in kind to parties holding an ownership interest in Tontine Capital or otherwise.  The public disclosure of such possible disposition may adversely affect the market price for our common stock due to the large number of shares involved.  In addition, we are not able to predict whether or when Tontine Capital will dispose of its stock.  Any such future disposition of stock by Tontine Capital may also adversely affect the market price of our common stock.

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

We generally negotiate our insurance contracts annually for property, casualty, workers compensation, general liability, health insurance, and directors’ and officers’ liability coverage.  Due to conditions within these insurance markets and other factors beyond our control, future coverage limits, terms and conditions and the amount of the related premiums could have a negative impact on our operating results.  While we continually measure the risk/reward of policy limits and coverage, the lack of coverage in certain circumstances could result in potential uninsured losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, the Company owned approximately 868,000 square feet of manufacturing and distribution facilities and leased an additional 891,800 square feet as listed below.

Location	Use (1)	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution	107,000	Owned
Elkhart, IN	Manufacturing	182,000	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing	211,300	Leased to 2015
Elkhart, IN	Manufacturing	198,000	Leased to 2018
Elkhart, IN	Distribution	125,000	Leased to 2012
Syracuse, IN	Manufacturing	72,000	Leased to 2015
Elkhart, IN	Manufacturing	27,000	Leased to 2014
Elkhart, IN	Design Center	4,000	Leased to 2013
Decatur, AL	Manufacturing & Distribution	94,000	Owned
Valdosta, GA	Distribution	31,000	Owned
Halstead, KS	Distribution	36,000	Owned
Waco, TX	Manufacturing & Distribution	131,000	Owned
Mt. Joy, PA	Manufacturing	33,000	Owned
Mt. Joy, PA	Distribution	56,000	Owned
Fontana, CA	Manufacturing & Distribution	72,500	Leased to 2012
Phoenix, AZ	Manufacturing	44,600	Leased to 2013
Bensenville, IL	Manufacturing	54,400	Leased to 2013
Madisonville, TN	Distribution	53,000	Leased (2)
Woodburn, OR	Manufacturing & Distribution	30,000	Leased to 2012
New London, NC		163,000	Owned (3)

(1)	Certain facilities may contain multiple manufacturing or distribution centers.
(2)	Leased on a month-to-month basis beginning in January 2011.
(3)	Represents an owned building, formerly used for manufacturing and distribution that is currently leased to a third party through July 2012.

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

Lease Expirations

We believe the facilities we occupy as of December 31, 2011 are adequate for the purposes for which they are currently being used and are well maintained.  We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations.  Use of our manufacturing facilities may vary with seasonal, economic and other business conditions.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and suits in the ordinary course of business.  In management’s opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Website Access to Company Reports

We make available free of charge through our website, www.patrickind.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  The charters of our Audit, Compensation, and Corporate Governance and Nominations Committees, our Corporate Governance Guidelines, our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are also available on the “Corporate Governance” portion of our website.  Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK.  The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2011 and 2010 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	$2.55 - $ 1.86	$2.89 - $ 1.80	$2.35 - $ 1.83	$4.74 - $ 1.54
2010	$3.24 - $ 2.43	$3.69 - $ 2.20	$3.00 - $ 1.80	$2.32 - $ 1.67

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 13, 2012, we had approximately 350 shareholders of record in addition to beneficial owners of shares held in broker and nominee names.

Dividends

The Board of Directors suspended the quarterly dividend in the second quarter of 2003 due to industry conditions and has not paid a dividend since that time.  Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s Credit Agreement, and such other factors, as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

During the fourth quarter of 2011, neither the Company, nor any affiliated purchaser, repurchased any of the Company’s common stock.

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

This MD&A is divided into seven major sections.  The outline for our MD&A is as follows:

EXECUTIVE SUMMARY
Company Overview and Business Segments
Overview of Markets and Related Industry Performance
Acquisitions and Consolidations of Facilities
Summary of 2011 Financial Results

2011 Initiatives and Challenges
Fiscal Year 2012 Outlook

KEY RECENT EVENT
Acquisition of Décor Mfg., LLC

CONSOLIDATED OPERATING RESULTS
General
Year Ended December 31, 2011 Compared to 2010
Year Ended December 31, 2010 Compared to 2009

BUSINESS SEGMENTS
General
Year Ended December 31, 2011 Compared to 2010
Year Ended December 31, 2010 Compared to 2009

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources
Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

OTHER
Sale of Property
Purchase of Property
Inflation

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”), manufactured housing (“MH”), kitchen cabinet, household furniture, retail fixtures and commercial furnishings, marine, and other industrial markets and operates coast-to-coast through locations in 12 states.  Patrick's major manufactured products include decorative vinyl and paper panels, wrapped profile mouldings, cabinet doors and components, countertops, interior passage doors, exterior graphics and slotwall and slotwall components.  The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, and other miscellaneous products.  The Company has two reportable business segments:  Manufacturing and Distribution, which contributed approximately 76% and 24%, respectively, to 2011 net sales.

Overview of Markets and Related Industry Performance

While the ongoing uncertainty surrounding the future course of the global economy and fluctuating market conditions have had an impact on business conditions in our three primary markets, RV, MH and industrial markets, in prior periods, we have seen a recovery in certain markets and have executed a number of strategic initiatives which have helped mitigate the negative impact of these macro-economic factors.

The RV industry, which is our primary market and which represented 61% of the Company’s 2011 sales, continued to strengthen in 2011 as evidenced by higher production levels and wholesale unit shipments versus the prior year.  According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels of 252,300 units in 2011 represented an increase of 4% versus the prior year, resulting in eight out of nine quarter over quarter increases in shipments following declines in the previous 13 fiscal quarters.  Although the 2011 year marked the fourth year in the last ten years that shipment levels were below the 300,000-unit level, it represented the second consecutive year in which shipment levels increased after declines in the previous three years.  Industry-wide retail sales and the related production levels of RV’s will depend to a significant extent on the course of the economy and consumer confidence. Continued high or increased fuel prices could negatively impact RV retail unit sales in the short-term; however, we believe there is a positive correlation between consumer confidence and RV shipment levels and, therefore, we believe the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence continue to improve.  Although consumers still remain cautious when deciding whether or not to purchase discretionary items such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  Based on current market conditions, the RVIA is predicting a 5% increase in full year 2012 unit shipments compared to 2011.

The MH industry, which represented approximately 24% the Company’s sales in 2011, continues to be negatively impacted by a lack of financing and credit availability, job losses, and excess foreclosed residential housing inventories. According to industry sources, wholesale unit shipments, which continue to be well below historical levels, increased approximately 3% from 2010.  Although we believe the MH industry has bottomed and should resume moderate growth given the recalibration of quality credit standards and it being a cost effective alternative for those individuals and families seeking relatively less expensive homes or whose credit ratings have been impacted by the economic and jobs environment over the past three years, or who have not yet established credit, the significant number of vacant and repossessed homes in the marketplace and less than favorable lending conditions are expected to dampen growth in the MH industry for at least the next 18-24 months.  Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.  Federal Emergency Management Agency (“FEMA”) units helped to bolster shipments in the MH industry in 2011.  Based on the industry’s current annualized run rates, the Company projects MH industry unit shipments for the full year 2012 to increase by 0.2% compared to 2011.

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market.  The industrial market sector, which accounted for approximately 15% of the Company’s sales in 2011, saw new housing starts for 2011 increase by approximately 3% from 2010 (as reported by the U.S. Department of Commerce).  We estimate approximately 57% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  In order to offset some of the impacts of the weakness in the residential housing market, we have focused on diversification efforts, strategic acquisitions, bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive impact on revenues from the industrial markets.

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

Acquisitions and Consolidations of Facilities

In June 2011, the Company acquired certain assets of The Praxis Group (“Praxis”), an Elkhart, Indiana-based manufacturer and distributor of countertops, foam products, shower doors,electronics, and furniture products to the RV industry, for $0.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry.  Approximately $0.4 million of intangible assets were recorded in the Distribution segment as a result of the acquisition.

In September 2011, the Company acquired certain assets of Syracuse, Indiana-based A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets, for $5.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry and industrial market sectors.  Approximately $4.9 million of intangible assets were recorded in the Manufacturing segment as a result of the acquisition.

In December 2011, the Company acquired certain assets of Elkhart, Indiana-based Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries, for $1.3 million.  This acquisition expanded the Company’s product offerings in the RV and industrial market sectors. Approximately $0.5 million of intangible assets were recorded in the Manufacturing segment as a result of the acquisition.  See Notes 4 and 9 to the Consolidated Financial Statements for further details regarding these acquisitions.

These 2011 acquisitions, combined with the acquisition of Blazon International Group (“Blazon”) in the third quarter of 2010, contributed to an increase in our RV market sales concentration in 2011 compared to earlier periods.

Certain manufacturing cells were consolidated during 2011 to improve operating efficiencies in the plants through increased capacity utilization and to continue the Company’s efforts to reduce its leverage position.  In 2011, we incurred charges stemming from the consolidation of the newly acquired countertop manufacturing business of Praxis into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  In addition, we consolidated the solid surface operations of one of our existing manufacturing facilities located in Elkhart into the larger manufacturing facility acquired with our acquisition of AIA.

Summary of 2011 Financial Results

Below is a summary of our 2011 financial results.  Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

Continuing operations:

•Net sales increased $29.6 million or 10.6% in 2011 to $307.8 million, compared to $278.2 million in 2010 primarily reflecting the impact of (i) the three acquisitions completed during 2011 which accounted for approximately $7.7 million of incremental 2011 revenues, (ii) the acquisition of Blazon in the third quarter of 2010, (iii) improved retail fixture business, (iv) improved market penetration in the RV market, and (v) increased commodity prices throughout fiscal 2011.  Wholesale unit shipments in the RV industry increased 4% in 2011 compared to the prior year.

•Gross profit increased $14.7 million to $44.3 million or 14.4% of net sales in 2011, compared with gross profit of $29.6 million or 10.7% of net sales in 2010.  Gross profit was positively impacted by higher sales levels which included the impact of acquisitions in the latter half of 2010 and in 2011, by margin improvements that were in line with the Company’s expectations, and by ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields at two of the Company’s Midwest manufacturing divisions, one of which had underperformed in 2010 compared to historical levels.

•Operating income increased $7.1 million to $13.5 million in 2011, compared to $6.4 million in 2010.  Operating income in 2011 was positively impacted by the factors described above and a $0.2 million gain on the sale of fixed assets.  Operating income in 2010 was positively impacted by a $2.9 million gain on the sale of fixed assets.

•Income from continuing operations was $8.5 million or $0.83 per diluted share in 2011, compared to $1.2 million or $0.12 per diluted share for 2010.  The major factors that influenced the net income for both periods are described above.

2011 Initiatives and Challenges

In fiscal year 2011, our primary focus was on refinancing our credit facility, gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions, maximizing operating efficiencies, managing and developing our talent pool, and embedding our “Customer First” performance oriented culture.  Additionally, as we have  strengthened our balance sheet over the past three years and completed the refinancing of our previous credit facility, our internal focus and drivers have expanded to include priorities related to increasing net income and earnings per share, maximizing earnings before interest, taxes, depreciation, and amortization (“EBITDA”), cash management, maximizing our borrowing base availability, exceeding our customers’ expectations related to delivery schedules and dates, quality service and products, building relationships, and improving our content per unit.

Specific execution items included the following:

•
Entered into a new four year credit agreement (the “2011 Credit Agreement”) on March 31, 2011 with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent and Fifth Third Bank as participant, establishing a $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaced the Company’s credit agreement, dated May 18, 2007, as amended, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “2007 Credit Agreement”) which was scheduled to mature on May 31, 2011.

•
Issued $5.0 million aggregate principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P., a Delaware limited partnership (“Northcreek”).  In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants (as defined herein).

•	Executed on operational and margin improvement initiatives at two of our Midwest manufacturing facilities to drive improved operating results more aligned with the Company’s expectations.
•	Acquired Praxis in June 2011.
•	Acquired AIA in September 2011.
•
Issued $2.7 million aggregate principal amount of Secured Senior Subordinated Notes (the “September 2011 Notes”), in conjunction with the acquisition of AIA, to Northcreek and an affiliate of Northcreek.  In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants (as defined herein).

•	Acquired Performance Graphics in December 2011.
•	Introduced approximately 50 new products to the market including line extensions.
•	Increased our RV content per unit from $674 to $754.
•	Increased our market penetration in the industrial market by adjusting our focus to drive increased retail fixture content as evidenced by a 16% year over year sales increase.
•	Maintained average borrowing base availability under the 2011 Credit Facility during the year of approximately $9.2 million.
•	Maintained inventory and accounts receivable turns consistent with the targets in our organizational strategic agenda.

The above items and other execution drivers helped the Company achieve its best financial performance and highest net income levels since 1998.

Fiscal Year 2012 Outlook
All three of the primary markets we serve continue to be impacted by general economic conditions, extremely tight credit and lending conditions, and low jobs growth, particularly in the manufacturing sector.   Although RV market conditions continued to improve in 2011, we anticipate that the market will continue to be impacted by the residual effects of the recession and consumer confidence levels during 2012, as consumers remain cautious when deciding whether or not to purchase discretionary items such as RVs.  In addition, the recent sharp increase in gasoline prices,  political uncertainty in the Middle East, and the debt crisis in Europe could negatively affect RV demand.  The full restoration of RV sales to prior levels is projected to be slow and uneven.  As a result of these factors and the improved economic environment, we anticipate a 5% increase in RV unit shipment levels in 2012.  In addition, although we anticipate an increase in production levels in the MH industry in 2012, it will continue to be well below 2004-2007 sales levels.  New housing starts in 2012 are estimated to improve by approximately 17% year-over-year

(as forecasted by the National Association of Home Builders as of February 29, 2012) consistent with slowly improving overall economic conditions.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  As we navigate through 2012 in anticipation of sustainable improvement in market conditions in the RV industry, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on executing on strategic acquisitions, keeping costs aligned with revenue, maximizing efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for 2012 include EBITDA, cash management, liquidity maximization, and improved net income.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to broaden customer relationships and meet customer demands.  In 2011, capital expenditures were approximately $2.4 million based on our capital needs and cash management priorities versus $1.4 million in 2010.  The capital plan for full year 2011 included spending related to the replacement of our current management information systems and enhancements to production line equipment at several of our manufacturing operations.  Under the 2011 Credit Agreement, capital expenditures are limited to $4.0 million for fiscal year 2012, which is consistent with the Company’s operating model.

KEY RECENT EVENT

Acquisition of Décor Mfg., LLC

On March 2, 2012, the Company completed the acquisition of the business and certain assets of Décor Mfg., LLC (“Décor”), a premier laminating operation located in Tualatin, Oregon, for a purchase price of approximately $4.4 million.  Décor primarily produces laminated and wrapped products for the Northwestern U.S.-based RV industry.

The acquisition was funded through borrowings under the Company’s 2011 Credit Facility and the issuance of 100,000 shares of the Company’s common stock.  The business will continue to operate on a stand-alone basis under the Décor Mfg. name in its existing manufacturing facility in Tualatin.

CONSOLIDATED OPERATING RESULTS

General

The following consolidated and business segment discussions of operating results pertain to continuing operations.

Year Ended December 31, 2011 Compared to 2010

The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.6	89.3	89.2
Gross profit	14.4	10.7	10.8
Warehouse and delivery expenses	4.4	4.2	4.8
Selling, general, and administrative expenses	5.4	5.0	5.7
Amortization of intangible assets	0.3	0.2	0.2
Gain on sale of fixed assets	-	(1.0)	(0.5)
Operating income	4.3	2.3	0.6
Stock warrants revaluation	0.2	(0.1)	0.4
Interest expense, net	1.4	2.0	3.0
Income tax benefit	(0.1)	-	(0.2)
Income (loss) from continuing operations	2.8	0.4	(2.6)

Net Sales.  Net sales increased $29.6 million or 10.6%, to $307.8 million from $278.2 million in 2010.   The increase in net sales is primarily attributable to the contributions of four business acquisitions completed since August 2010:  Blazon in August 2010; Praxis in June 2011; AIA in September 2011; and Performance Graphics in December 2011.   In addition, sales benefited from price increases on a number of commodity products throughout the year, improved retail fixture sales in the industrial market as a result of our diversification efforts, and improved market penetration in the RV market.

Blazon generated sales of $19.8 million in 2011, a $15.0 million increase compared to the prior year.  In addition, the Praxis and AIA acquisitions accounted for $7.7 million of sales in 2011 with no comparable amount in 2010.   Performance Graphics did not contribute materially to Patrick’s 2011 operating results.  According to industry associations, wholesale unit shipments in the RV industry, which represented approximately 61% of the Company’s 2011 sales, increased approximately 4% compared to the prior year.

In addition, a 16% growth in sales to the industrial market in 2011 contributed to the year-over-year increase in the Company’s consolidated sales compared to the prior year.  The industrial market sector, which accounted for 15% of the Company’s twelve months sales, saw new housing starts increase by approximately 3% for 2011 when compared to the prior year (as reported by the U.S. Department of Commerce).  We estimate that approximately 57% of our industrial revenue base is directly linked to the residential housing market.  Our sales to this market generally lag new residential housing starts by six to twelve months.   In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are either indirectly or not tied to residential demand including the institutional fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive financial impact on revenues in the industrial markets.

Revenue from the MH market was down 6% for the full year due in part to the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.  Additionally, while unit shipments in the MH industry, where the Company’s dollar content per unit shipped is higher than in the RV industry, and which represented 24% of the Company’s 2011 sales, were up approximately 3% from 2010, MH floor shipments declined approximately 3% year-over-year.

Cost of Goods Sold.  Cost of goods sold increased $14.9 million or 6.0%, to $263.5 million in 2011 from $248.6 million in 2010. As a percentage of net sales, cost of goods sold decreased during the year to 85.6% from 89.3%.  Cost of goods sold as a percentage of net sales was positively impacted during the year primarily by margin improvements that were in line with the Company’s expectations and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields at two of the Company’s Midwest manufacturing divisions, one of which had underperformed in 2010 compared to historical levels.

The Company’s cost of goods sold, which is generally lower in its Distribution segment than in the Manufacturing segment, will continue to benefit from increased Distribution sales resulting from the Blazon and Praxis acquisitions.  Cost of goods sold also benefited in 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $14.7 million or 49.5%, to $44.3 million in 2011 from $29.6 million in 2010.  As a percentage of net sales, gross profit increased to 14.4% in 2011 from 10.7% in the same period in 2010.  The acquisitions noted above provided positive contribution to gross profit during 2011, and we believe these acquisitions will provide positive contribution to our operating profitability going forward.  The change in gross profit from period to period is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $1.9 million or 16.6%, to $13.6 million in 2011 from $11.7 million in 2010.   As a percentage of net sales, warehouse and delivery expenses were 4.4% for 2011 and 4.2% for 2010.  The increase as a percentage of net sales for 2011 reflected incremental common carrier expenses, fuel costs and surcharges, and freight charges, partially offset by efficiency improvements.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $2.8 million or 20.0%, to $16.6 million in 2011 from $13.8 million in 2010.  The increase in SG&A expenses in 2011 primarily reflected a net increase in selling and administrative wages and incentives and unemployment taxes from the recent acquisitions compared to the prior year.  As a percentage of net sales, SG&A expenses were 5.4% in 2011 compared to 5.0% in the prior year.

Amortization of Intangible Assets.   In conjunction with the acquisition of the manufacturing and distribution business of Praxis in late June 2011, the Company recognized $0.4 million in certain finite-lived intangible assets which are being amortized over periods ranging from 2 to 5 years. As a result, amortization increased $48,000 in 2011 compared to the prior year period.

In conjunction with the acquisition of AIA in September 2011, the Company recognized $3.1 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years.  As a result, amortization increased $95,000 compared to 2010.

In conjunction with the acquisition of Performance Graphics in December 2011, the Company recognized $0.3 million in certain finite-lived intangible assets.  These intangible assets will be amortized over periods ranging from 3 to 10 years beginning in the first quarter of 2012 as a result of the final determination of the fair value of the intangible assets in the first quarter of 2012.

Amortization also increased approximately $122,000 in 2011 related to the Blazon acquisition in August 2010. Total amortization expense increased $0.3 million in 2011 as a result of the Praxis, AIA and Blazon acquisitions when compared to the prior year.

Gain on Sale of Fixed Assets and Acquisition of Business.   In conjunction with the acquisition of Praxis in June 2011, the fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition in the second quarter of 2011.  The gain is included in this line item for the year ended December 31, 2011 in the consolidated statements of operations, as well as a gain on the sale of fixed assets for 2011 of $61,000.  During the first quarter of 2010, the Company sold the facilities housing its manufacturing and distribution operations in Oregon and California and recorded pretax gains on sale of approximately $0.8 million and $2.0 million, respectively.  Because the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and is being offset against future lease payments that are included in cost of goods sold.  See Note 6 to the Consolidated Financial Statements for further details.

Operating Income.    Operating income increased $7.1 million to $13.5 million in 2011 from $6.4 million in 2010. The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $0.7 million in 2011 and the credit of $0.3 million in 2010 represent non-cash charges/credits related to mark-to-market accounting for common stock warrants (i) issued to certain of the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (the “2008 Warrants”); (ii) issued to TCOMF2 and Northcreek in connection with the refinancing of the Company’s previous credit facility in March 2011 (the “March 2011 Warrants); and (iii) issued to Northcreek and an affiliate of Northcreek in connection with the financing of the AIA acquisition in September 2011 (the “September 2011 Warrants”).

In 2011, three members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 173,878 shares of the Company’s common stock.  In connection with the cashless exercises, 91,056 net shares of common stock were issued.  Additional exercises of the 2008 Warrants are expected to impact the revaluation of these warrants in future periods.  Northcreek and TCOMF2 exercised their March 2011 Warrants to purchase in the aggregate 250,000 shares of the Company’s common stock in April 2011 and June 2011, respectively.  Northcreek and an affiliate of Northcreek exercised their September 2011 Warrants to purchase in the aggregate 135,000 shares of the Company’s common stock in November 2011.   See Note 11 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $1.0 million from $5.5 million in 2010 to $4.5 million in 2011 primarily due to improved borrowing rates under the 2011 Credit Facility.  In addition, a net reduction in total debt outstanding due to scheduled principal payments on the Company’s term loan under the previous credit facility and industrial revenue bonds, and the application of the net proceeds from the sales of certain manufacturing and distribution facilities in the first quarter of 2010, contributed to the decline in interest expense in 2011 compared to the prior year.  Going forward, the Company anticipates that interest expense will decline (exclusive of any acquisitions) based on the improved borrowing rates mentioned above.  Interest expense in 2011 includes the write-off of $0.6 million of financing costs related to our previous credit facility and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Income Tax Benefit – Continuing Operations.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized as of December 31, 2011 and December 31, 2010.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.   The effective tax rate varies from the expected statutory rate primarily due to the recognition in 2011 and 2010 of the deferred tax asset resulting from the utilization of federal and state net operating loss carryforwards.  A tax benefit from continuing operations of $0.2 million and $0.1 million was recognized in 2011 and 2010, respectively.  The effective tax rate on continuing operations (exclusive of the valuation allowance) was 36.6% for 2011 and 20.1% for 2010.

The effective tax rate for 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.  At December 31, 2011, the Company had a federal net operating loss carryforward of approximately $21.0 million that will begin to expire in 2028 and state net operating loss carryforwards of approximately $27.1 million that will expire in varying amounts between 2012 and 2029.  At December 31, 2011, the Company’s federal and state net operating loss carryforwards exceeded taxable income for 2011.

Net Income.  Net income was $8.5 million or $0.83 per diluted share in 2011 compared to $1.2 million or $0.12 per diluted share for 2010.  The changes in the net income reflect the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 3.0% in 2011 compared to 2010   principally reflecting the impact of the issuance of stock warrants during the year.  See Note 11 to the Consolidated Financial Statements for additional details.

Year Ended December 31, 2010 Compared to 2009

Net Sales.  Net sales increased $65.7 million or 30.9%, to $278.2 million in 2010 from $212.5 million in 2009. The increase in net sales primarily reflected improving conditions in the RV industry and the impact of the acquisitions of Quality Hardwoods Sales (“Quality Hardwoods”) and Blazon that were completed during the year.  From a market perspective, the RV industry, which represented approximately 58% of the Company’s sales in 2010, experienced an increase in wholesale unit shipments of approximately 46% versus 2009.

In the MH industry, which represented approximately 28% of the Company’s sales in 2010, unit shipments rose 0.4% compared to 2009.  This industry began to show signs of improvement in the second quarter of 2010 as unit shipments increased approximately 16% from the prior year period, marking the first quarter-over-quarter increase in unit shipments since 2006.

The industrial market sector accounted for approximately 14% of the Company’s 2010 sales.  We estimated that approximately 60% of our industrial revenue base in 2010 was linked to the residential housing market, which saw an increase in new housing starts of approximately 6% for 2010 compared to 2009 (as reported by the U.S. Department of Commerce).

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

Notwithstanding the issues related to this particular operation, the impact of the acquisition of several new product lines during 2010, including the cabinet door business acquired in the first quarter of 2010, and the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, provided positive contribution to operating profitability.  Cost of goods sold benefitted in 2010 from the absorption of fixed manufacturing costs over a larger sales base and our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $6.7 million or 29.5%, to $29.6 million in 2010 from $22.9 million in 2009.  As a percentage of net sales, gross profit decreased to 10.7% in 2010 from 10.8% in the same period in 2009.  The change in gross profit from period to period was primarily attributable to the factors described above.

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

SG&A Expenses.   SG&A expenses increased $1.7 million or 14.0%, to $13.8 million in 2010 from $12.1 million in 2009.  The increase in SG&A expenses for 2010 included higher compensation levels for salaried and hourly employees, which reflected the partial reinstatement on January 1, 2010 of the base compensation reductions that were taken by all hourly and salaried employees in the first quarter of 2009, and to a lesser extent, increased headcount that was related to higher sales volumes.  The increase in SG&A expenses was partially offset by a reduction in bad debt expense of approximately $0.8 million in 2010 compared to the prior year reflecting the Company’s continued efforts to maintain appropriate credit policies with customers and suppliers especially given tight retail credit standards and the level of consolidations/closures of RV and MH customers.   As a percentage of net sales, SG&A expenses were 5.0% for 2010 and 5.7% for 2009, reflecting both an increased revenue base which was not offset by incremental increases in compensation related expenses despite the partial wage reinstatements, and certain non-compensation related fixed costs that remained relatively constant despite the increase in net sales in 2010.

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

Operating Income.    Operating income increased $5.1 million to $6.4 million in 2010 compared to $1.3 million in 2009.  The change in operating income from period to period was primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.3 million in 2010 and expense of $0.8 million in 2009 represented non-cash charges/credits related to mark-to-market accounting for common stock warrants issued to certain of the Company’s senior lenders in conjunction with the December 2008 amendment to the Company’s 2007 Credit Agreement.  See Note 11 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.9 million in 2010 to $5.5 million from $6.4 million in 2009.  The decrease primarily reflected a net reduction in total debt outstanding due to scheduled principal payments on the Company’s senior notes and industrial and economic development revenue bonds, the application of the net proceeds from the sale of American Hardwoods and the aluminum extrusion operations in 2009, and the sales of certain manufacturing and distribution facilities in 2009 and in the first quarter of 2010.

Income Tax Benefit–Continuing Operations.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized as of December 31, 2010 and December 31, 2009.  The effective tax rate varies from the expected statutory rate primarily due to the recognition in 2010 of the deferred tax asset resulting from the utilization of federal and state net operating loss carryforwards, and in 2009, the tax valuation allowance that has been placed on the deferred tax assets that offset the tax benefit of the net loss for 2009.  A tax benefit from continuing operations of $81,000 was recognized in 2010.  A tax benefit from continuing operations of $0.6 million related to the utilization of a net operating loss carryforward to offset the gain recognized from discontinued operations was recognized in 2009.  In addition, state tax expense of approximately $95,000 was recognized in 2009.   The effective tax rate on continuing operations (exclusive of the valuation allowance and an intra-period tax adjustment in 2009) was 20.1% for 2010 and 31.6% for 2009.   At December 31, 2010, the Company’s federal and state net operating loss carryforwards exceeded taxable income for 2010.

Income From Discontinued Operations, Net of Tax.  Discontinued operations in 2009 included the operating results for American Hardwoods (through its sale in January 2009) and for the aluminum extrusion operation (through its sale in July 2009).  After-tax income from discontinued operations in 2009 was $0.9 million or $0.10 per diluted share which was comprised of $0.8 million of income from operations related to the aluminum extrusion operation and a $0.7 million net gain related to the completion of the two divestitures, offset by income taxes of $0.6 million.  See Note  5 to the Consolidated Financial Statements for further details.

Net Income (Loss).  Net income was $1.2 million or $0.12 per diluted share in 2010 compared to a net loss of $4.5 million or $0.49 per diluted share for 2009.  The changes in the net income (loss) reflected the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 7.2% in 2010 compared to 2009   principally reflecting the impact of the addition of 512,000 shares of potentially dilutive securities in 2010 with no comparable amount in 2009.   See Note 17 to the Consolidated Financial Statements for additional details.

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

The Company’s reportable business segments based on continuing operations are as follows:

•
Manufacturing – Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, the recently acquired solid surface fabrication operation (AIA) and the recently acquired exterior graphics division (Performance Graphics).  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.

•
Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, and other miscellaneous products.   Previously, this segment included the American Hardwoods operation that was sold in January 2009 and was classified as a discontinued operation for all periods presented.

Results relating to the aluminum extrusion operation that was sold in July 2009 and which comprised the entire Engineered Solutions segment, were reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2011 Compared to 2010

General

Sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.  In addition, gross profit and operating income results for 2010 and 2009 for both the Manufacturing and Distribution segments were reclassified to reflect the current year presentation.

The table below presents information about the sales, gross profit and operating income from continuing operations of the Company’s operating segments.  A reconciliation to consolidated totals is presented in Note 21 to the Consolidated Financial Statements.

	Years Ended December 31
(thousands)	2011	2010	2009
Sales
Manufacturing	$244,260	$234,541	$177,436
Distribution	75,722	55,557	43,821

Gross Profit
Manufacturing	33,463	21,587	16,542
Distribution	12,086	8,322	5,987

Operating Income
Manufacturing	18,805	7,873	5,043
Distribution	2,689	1,364	167

Manufacturing

Sales.  Sales increased $9.8 million or 4.1%, to $244.3 million in 2011 from $234.5 million in 2010.   This segment accounted for approximately 76% of the Company’s consolidated net sales in 2011.  The acquisitions of AIA and the manufacturing component of Praxis, in the third and second quarters of 2011, respectively, accounted for approximately $5.7 million and $0.8 million, respectively, of the sales increase in 2011.  In addition, the Company continues to gain product content per unit in the RV industry.  Revenue from the MH market was down 6% for the full year due in part to the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.  The Company anticipates that the impact of continuing tight credit markets, slow jobs growth and significant increases in raw materials costs will continue to impact sales to the RV and MH markets during 2012.

Gross Profit.  Gross profit increased $11.9 million to $33.5 million in 2011 from $21.6 million in 2010.   As a percentage of sales, gross profit increased to 13.7% in 2011 from 9.2% in the prior year period.  Gross profit for 2011 reflected improved profitability at two of our Midwest manufacturing divisions, one of which had underperformed in 2010 compared to historical levels.  The Midwest manufacturing divisions benefited from margin improvements and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.   Cost of goods sold also benefited in 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $10.9 million to $18.8 million in 2011 compared to $7.9 million in the prior year.  The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses.

Distribution

Sales.  Sales increased $20.2 million or 36.3%, to $75.7 million in 2011 from $55.5 million in the prior year period. This segment accounted for approximately 24% of the Company’s consolidated net sales for 2011.  The wiring, electrical and plumbing products division, which was acquired in August 2010, accounted for approximately $14.9 million of the sales increase in 2011.  The acquisition of the distribution component of Praxis late in the second quarter of 2011, accounted for approximately $1.2 million of the sales increase in 2011.  Sales were also impacted during the quarter by a 3% increase in unit shipments to the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $3.8 million or 45.3%, to $12.1 million in 2011 from $8.3 million in 2010.  As a percentage of sales, gross profit was 16.0% in 2011 compared to 15.0% in 2010.  The increase in gross profit as a percentage of sales for 2011 is primarily attributable to a higher than average gross margin on the wiring, electrical and plumbing products line that was acquired as a result of the acquisition of Blazon.

Operating Income.  Operating income in 2011 increased $1.3 million to $2.7 million from $1.4 million in the prior year period. The impact of the acquisition of several new product lines during 2010, in particular the wiring, electrical and plumbing products distribution business acquired in the third quarter of 2010, and the Praxis distribution business acquired in the second quarter of 2011, made a positive contribution to operating income during 2011.

Unallocated Corporate Expenses

Unallocated corporate expenses in 2011 increased $2.1 million to $7.5 million from $5.4 million in the comparable prior year period primarily reflecting an increase in both the allowance for doubtful accounts and group insurance costs.

Year Ended December 31, 2010 Compared to 2009

Manufacturing

Sales.  Sales increased $57.1 million or 32.2%, to $234.5 million in 2010 from $177.4 million in 2009.  This segment accounted for approximately 80% of the Company’s consolidated net sales in 2010.  A 46% increase in wholesale unit shipments in the RV industry in 2010 positively impacted sales.  The sales increase in 2010 included approximately $7.4 million from the acquisition of the cabinet door business of Quality Hardwoods in January 2010.   In addition, the Company continued to gain product content per unit in the RV industry.

Gross Profit.  Gross profit increased $5.0 million to $21.6 million in 2010 from $16.6 million in 2009.   As a percentage of sales, gross profit decreased to 9.2% in 2010 from 9.3% in 2009.   The increase in gross profit dollars in 2010 primarily reflected the impact of higher sales volumes and manufacturing overhead costs remaining near prior year levels.  Increases in wages, payroll taxes, operating supplies and repairs and maintenance were offset by reductions in depreciation, rent and insurance costs.

Gross profit was negatively influenced during 2010 by increases in certain raw materials prices and by the impact of RV production levels that were higher than anticipated, resulting in production inefficiencies and labor variances at our cabinet door facility as a result of significant volatility in total volumes from month to month at this facility.  As a result, gross margins on the cabinet door business were lower than expected during the year.  Beginning in the fourth quarter of 2010, organizational changes and process and pricing improvements were made to improve profitability at this facility in the future.

Operating Income.  Operating income increased $2.8 million to $7.9 million in 2010 compared to $5.1 million in 2009.  Higher sales volumes and improved fixed cost absorption positively impacted operating income in 2010.

Distribution

Sales.  Sales increased $11.7 million or 26.8%, to $55.5 million in 2010 from $43.8 million in 2009, primarily reflecting increased sales in a majority of the Company’s distribution facilities.  This segment accounted for approximately 20% of the Company’s consolidated net sales for 2010.  The wiring, electrical and plumbing products division, which was acquired in the third quarter of 2010, accounted for approximately $4.9 million or 41% of the 2010 sales increase.  The electronics division, which was launched in the first quarter of 2009, accounted for approximately $4.4 million of the sales increase during 2010 compared to 2009.  The strength of the RV industry in 2010 (which the electronics division principally distributes to) and improvements in the MH industry (which the other distribution divisions supply) contributed to the sales volume increase in 2010.

Gross Profit.  Gross profit increased $2.3 million or 39.0%, to $8.3 million in 2010 from $6.0 million in 2009.  As a percentage of sales, gross profit was 15.0% in 2010 compared to 13.7% in 2009.  The increase in gross profit as a percentage of sales for 2010 was primarily attributable to a mix shift to less direct shipment sales from the Company’s vendors to its customers.

Operating Income.  Operating income increased $1.2 million to $1.4 million in 2010 from $0.2 million in 2009.  Higher sales volumes primarily contributed to the operating income improvement in 2010.   The electronics division, which accounted for approximately 37% of the distribution sales increase in 2010, incurred lower warehouse and delivery charges than our other distribution divisions.  In addition, the acquired wiring, electrical and plumbing products division made a positive contribution to operating income in 2010.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.3 million to $5.4 million in 2010 from $5.1 million in 2009.  As discussed above, the increase primarily reflected the partial reinstatement on January 1, 2010 of the base compensation reductions taken by salaried and hourly employees in the first quarter of 2009 as a result of extremely soft market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our 2011 Credit Agreement.  Our principal uses of cash are to support seasonal working capital demands, meet debt service requirements and support our acquisition and capital expenditure plans.

Net cash provided by operating activities was $11.8 million in 2011 compared to $7.9 million in 2010, primarily reflecting an increase in net income to $8.5 million from $1.2 million in the prior year.  Trade receivables increased $3.3 million in 2011 from year-end 2010 primarily reflecting the increased sales levels in 2011, including the impact of acquisitions, as well as shorter plant holiday shutdowns by certain of our customers in mid-to-late December 2011 when compared to the same period in the prior year.

Inventories increased $3.9 million in 2011 compared to $2.0 million in 2010.  The Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to minimize lead-time and minimum order requirements.  The $2.5 million net increase in accounts payable and accrued liabilities in 2011 compared to the $1.3 million net increase in the prior year period reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

Cash provided by operating activities in 2011 also included a $0.7 million non-cash charge related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in December 2008 versus a non-cash credit of $0.3 million in 2010, and an incremental $0.6 million related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated on March 25, 2011 with no comparable amount in the prior year.

Net cash provided by operating activities was $7.9 million in 2010 compared to $3.9 million in 2009.  Trade receivables decreased $3.5 million in 2010 from year-end 2009 reflecting plant shutdowns by many of our larger customers in mid-to-late December 2010 for the holiday season.  A stronger demand cycle due to an increase in wholesale unit shipments of approximately 46% in the RV industry in 2010 compared to the prior year partially offset the impact of the plant shutdowns.  Additionally, inventories increased approximately $2.0 million in 2010 from December 2009, compared to a decrease of $4.7 million in the 2009 period, primarily resulting from the increase in sales to the RV industry.  Cash provided by operating activities in 2010 also included a $0.3 million non-cash credit related to mark-to-market accounting for common stock warrants versus a non-cash charge of $0.8 million in 2009.  The net increase in accounts payable and accrued liabilities in both 2010 and 2009 reflected seasonal demand cycles and ongoing operating cash management.

Investing Activities

Investing activities used cash of $9.7 million in 2011 primarily to fund capital expenditures of $2.4 million and for the acquisitions of AIA for $5.5 million, Performance Graphics for $1.3 million, and Praxis for $0.5 million.  Investing activities provided cash of $1.2 million in 2010 as a result of net proceeds from the sale of the Oregon and California facilities of $4.0 million and $4.3 million in February 2010 and March 2010, respectively.  Cash outflows in 2010 included the acquisition of the cabinet door business of Quality Hardwoods for $2.0 million, the acquisition of the wiring, electrical and plumbing products distribution business of Blazon for $3.8 million, and capital expenditures of $1.4 million.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing Enterprise Resource Planning (“ERP”) software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over the next 18 to 24 months beginning in the third quarter of 2012.  Total capital expenditures on the ERP project are expected to be $1.7 million in 2012.

Investing activities provided cash of $1.2 million in 2010 compared to $13.2 million in 2009.  As described above, 2010 included the net proceeds from the sale of the Oregon and California facilities and cash outflows for the acquisition of Quality Hardwoods and Blazon.  In 2009, proceeds from the sale of businesses and related facilities included approximately $2.0 million from the sale of the American Hardwoods operation in January 2009 and an additional $2.5 million from the June 2009 sale of the building that housed this operation. In addition, $7.4 million was received from the sale of the aluminum extrusion operation in July 2009 and $1.5 million from the sale of the Ocala, Florida facility in December 2009.  Capital expenditures in 2010 of $1.4 million included targeted capital investments to support new business and upgrade our existing management information systems.  Capital expenditures in 2009 were $0.3 million.

Financing Activities

Net cash used in financing activities was $3.5 million in 2011 compared to $7.2 million in 2010.  Net long-term debt payments of $3.6 million consisted of net payments on the Company’s revolving line of credit of $12.0 million which were partially offset by the issuance of (i) secured senior subordinated notes issued in connection with the March 2011 refinancing of the Company’s previous credit facility and the financing of the AIA acquisition of $5.0 million and $2.7 million, respectively, and (ii) the long-term portion of the promissory note issued in September 2011 to the seller of AIA.  The increase in short-term borrowings of $1.0 million in 2011 reflected the total principal payments due in 2012 on the promissory note.  In addition, the Company borrowed $2.8 million in 2011 against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s previous credit facility.  Net cash used in financing activities in 2011 also included a cash payment of $1.1 million, which represented the fair value of the interest rate swaps that were terminated on March 25, 2011.  In addition, during 2011 the Company made cash payments of (i) $2.2 million for financing costs associated with the establishment of the 2011 Credit Facility and other financing activities and (ii) $0.4 million relating to the Company’s previous credit facility.

Net cash used in financing activities was approximately $7.2 million in 2010 compared to $19.7 million in 2009.   In accordance with its scheduled debt service requirements, the Company paid down $3.5 million in principal on its term loan in 2010.  The Company also utilized the proceeds received from the sale of its Oregon and California facilities in February 2010 and March 2010, respectively, and from other asset sales to pay down approximately $8.5 million in principal on long-term debt.   In August 2010, the remaining principal of $0.5 million was paid on the State of North Carolina Economic Development Revenue bonds as planned.   In 2010, the Company increased borrowings on its revolving line of credit by $5.8 million to finance its operations and meet working capital needs.

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

Capital Resources

Previous Credit Facility, Interest Rate Swaps and Term Loan

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement which consisted of a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the previous credit facility.  Approximately $0.1 million, $0.6 million and $1.0 million of the term loan increase related to PIK interest is reflected in interest expense on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For years ended December 31, 2011, 2010 and 2009, amortized losses of $0.7 million, $0.3 million and $0.3 million, respectively, were recognized in interest expense on the consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2011, 2010 and 2009 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million, $0.3 million and $0.7 million, respectively.  See Note 11 to the Consolidated Financial Statements for further details.

2008 Warrants

In conjunction with the December 2008 amendment to the 2007 Credit Agreement, the Company issued the 2008 Warrants to its then existing lenders to purchase an aggregate of 474,049 shares of common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share.  The 2008 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on December 11, 2018.   Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance of the March 2011 Warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect.   In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 22,586 shares and 59,815 shares of the Company’s common stock, respectively.  In connection with the cashless exercises, 12,956 and 32,219 net shares of common stock were issued, respectively.  The fair value of the shares in the aggregate was reclassified to shareholders’ equity on the consolidated statements of financial position as of the respective exercise dates.  Following these exercises, there were in aggregate 413,996 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the then remaining 2008 Warrants was increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance of the September 2011 Warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect.

In September 2011, one of the members of the Company’s former bank lending group exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of the shares was reclassified to shareholders’ equity on the consolidated statements of financial position as of the respective exercise date in the fourth quarter of 2011.    As of December 31, 2011, there were in aggregate 328,169 shares of common stock issuable upon exercise of the remaining 2008 Warrants.  See Notes 11, 16 and 22 to the Consolidated Financial Statements for further details.

In the Company’s first fiscal quarter of 2012, three members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 179,531 shares of the Company’s common stock.  In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of the shares will be reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the respective exercise dates.  As of March 13, 2012, there were in aggregate 148,638 shares of common stock issuable upon exercise of the remaining 2008 Warrants.

Secured Senior Credit Facility

On March 31, 2011, the Company entered into the 2011 Credit Agreement with WFCF as the lender and agent and Fifth Third Bank as participant to establish the 2011 Credit facility.  The 2011 Credit Agreement replaces the Company’s 2007 Credit Agreement which was scheduled to mature on May 31, 2011.

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

At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.  At December 31, 2010, (i) the interest rate for borrowings under the Company’s previous revolving line of credit was the Alternate Base Rate (the “ABR”) plus 3.5% (or 6.75%), or LIBOR plus 4.5% (or 4.75%), (ii) the interest rate under the Company’s previous term loan was the ABR plus 6.5%  or LIBOR plus 7.5%, and (iii) the fee payable on committed but unused portions of the Company’s previous revolving loan facility was 0.50%.

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

The fixed charge coverage ratio is the ratio for any period of EBITDA minus capital expenditures made to (ii) fixed charges.  Fixed charges for any period is the sum of (a) interest expense accrued (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense), (b) principal payments in respect of indebtedness that are required to be paid, (c) all federal, state, and local income taxes accrued, and (d) all restricted junior payments paid (whether in cash or other property, other than common stock).

Excess availability for any period refers to the amount that the Company is entitled to borrow as advances under the 2011 Credit Agreement (after giving effect to all outstanding obligations) minus the aggregate amount, if any, of the Company’s trade payables aged in excess of historical levels and all book overdrafts of the Company in excess of historical practices.

As of and for the fiscal period ended December 31, 2011, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2011 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.9
Excess availability plus qualified cash (end of period)	$2,000	$12,025
Annual capital expenditures limitation	$4,000	$2,436

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued the March 2011 Notes to TCOMF2 and Northcreek.  The March 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance of the September 2011 Notes to Northcreek and an affiliate of Northcreek.  The September 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The September 2011 Notes bear interest at 13% per annum and mature on March 31, 2016.  The Company may prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

Subordinated Secured Promissory Note

Also in connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.   As of December 31, 2011, the principal amount outstanding under the Promissory Note was $1.75 million.

2011 Warrants

March 2011 Warrants

On March 31, 2011, as partial consideration for the March 2011 Notes, the Company issued the March 2011 Warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share.  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of December 31, 2011, the unamortized portion of the debt discount related to the March 2011 Warrants was approximately $0.6 million.  Northcreek and TCOMF2 exercised their warrants to purchase in the aggregate 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek, the September 2011 Warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share.  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.   As of December 31, 2011, the unamortized portion of the debt discount related to the September 2011 Warrants was approximately $0.2 million.  Northcreek and an affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

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

Borrowings under our Revolver are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The actual borrowing base available as of December 31, 2011 was $35.8 million.

Our ability to access unused borrowing capacity under the 2011 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2011 Credit Agreement.  In 2011, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2011 Credit Agreement.  Based on our 2012 operating plan, we expect to continue to maintain compliance with the financial covenants under our 2011 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

If we fail to comply with the covenants under the 2011 Credit Agreement, there can be no assurance that the lenders that are party to our 2011 Credit Agreement will consent to an amendment of the 2011 Credit Agreement.   In this event, the lenders and/or the holders of the March 2011 Notes and the September 2011 Notes could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance its indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.

Management has also identified other actions within its control that could be implemented, if necessary, to provide liquidity and help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the 2011 Credit Agreement.

In 2012, our management team is focused on increasing our market share, maintaining margins, the implementation of our new ERP system, keeping costs aligned with revenue, further improving operating efficiencies, aggressively managing inventory levels and pricing, and acquiring businesses/product lines that meet established criteria, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels.  In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform.  In particular, in the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system over the next 18 to 24 months that will require upgrades to and/or the replacement of existing hardware and software in addition to costs incurred from the services provided by third party consultants.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2011, and the future periods during which we expect to settle these obligations.  We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

(thousands)	Payments due by period
Contractual Obligations	2012	2013-2014	2015-2016	Thereafter	Total
Revolving line of credit (1)	$-	$-	$24,336	$-	$24,336
Secured senior subordinated notes (2)	-	-	7,700	-	7,700
Subordinated secured promissory note (3)	1,000	750	-	-	1,750
Interest payments on debt (4)	1,811	3,648	1,457	-	6,916
Deferred compensation payments	392	721	686	3,005	4,804
Facility leases	2,557	3,434	1,764	970	8,725
Equipment leases	989	1,273	901	462	3,625
Total contractual cash obligations	$6,749	$9,826	$36,844	$4,437	$57,856

(1)	The estimated long-term debt payment of $24.3 million in 2015 is based on the terms of the 2011 Credit Facility which is scheduled to expire on March 31, 2015.

(2)	The secured senior subordinated notes mature in March 2016 and the estimated long-term debt payment of $7.7 million is subordinated to indebtedness under the 2011 Credit Agreement.

(3)	The promissory note matures in September 2013 and is payable in eight quarterly installments of $250,000 beginning on December 16, 2011.

(4)
Scheduled interest payments on debt are calculated based on interest rates in effect at December 31, 2011 as follows: (a) revolving line of credit: Base Rate-based portion - 5% and LIBOR-based portion – 3.03%; (b) March 2011 Notes at 10% in 2012 through March 2013 and 13% for the remainder of 2013 through the 2016 expiration date, and September 2011 Notes at 13%; and (c) promissory note – 10%.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed		Outstanding at 12/31/11	Date of Expiration
Revolving Credit Agreement	$50,000		$24,336	March 31, 2015
Letters of Credit	$6,000	(1)	$1,020	December 31, 2012
			$167	April 23, 2012
			$287	April 1, 2012

(1)	The $6.0 million commitment for the Letters of Credit is a sub-limit contained within the $50.0 million credit line.

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

Trade Receivables.  We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets.  Trade receivables consist primarily of amounts due to us from our normal business activities.  We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers.  In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio.  A change in the Company’s assumptions would result in the Company recovering an amount of its accounts receivable that differs from the carrying value.  Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.  Any difference could result in an increase or decrease in the allowance for doubtful accounts.  The Company does not accrue interest on any of its trade receivables.  Based on the Company’s estimates and assumptions, the allowance for doubtful accounts was increased by $0.4 million to $0.8 million at December 31, 2011 compared to $0.4 million for 2010.  In 2010, the allowance for doubtful accounts was decreased by $0.3 million to $0.4 million compared to $0.7 million for 2009.

Inventories.  Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market.  Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to market value where appropriate.  The Company reviews inventory on-hand and records provisions for obsolete inventory.  Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results.  Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives.  Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $0.7 million and $0.9 million was established at December 31, 2011 and 2010, respectively.  If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.  The Company decreased its reserve for obsolescence by $0.2 million at December 31, 2011 to $0.7 million from $0.9 million at December 31, 2010 and decreased the reserve by $0.4 million at December 31, 2010 from $1.3 million at December 31, 2009 reflecting a continued focus on managing inventory to levels more consistent with demand in order to maximize liquidity.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items.  Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers.  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts.  The net carrying value of assets not recoverable is reduced to fair value.  Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.  No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2011, 2010 and 2009, and therefore the Company has not recognized any impairment charges for those years.

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

Impairment of Goodwill and Other Acquired Intangible Assets.  The Company has made acquisitions in the past that included goodwill and other intangible assets.  Goodwill represents the excess of cost over the fair value of the net assets acquired.  Other intangible assets acquired are classified as either trademarks, customer relationships or non-compete agreements.  The Company’s goodwill and its other intangible assets balances at December 31, 2011 were $4.3 million and $11.5 million, respectively.

Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value.  We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable.  These indicators include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in the business climate.  A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth.  No such events occurred during 2011, 2010 or 2009 that indicate the existence of impairment with respect to our reported goodwill, trademarks or other intangible assets.

We perform impairment reviews of goodwill at the reporting unit level, one level below the business segment.  A reporting unit constitutes a business for which discrete profit and loss financial information is available.  The Company’s reportable segments, Manufacturing and Distribution, are those based on the Company’s method of internal reporting which segregates its businesses by product category and production/distribution process.

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.  Once goodwill has been allocated to a reporting unit, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole.  The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn acquisition), Quality Hardwoods, AIA and Performance Graphics.  While Gravure, AIA and Performance Graphics remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon, which remains a reporting unit for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  Newly acquired indefinite-lived assets are more vulnerable to impairments as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period.  As such, immediately after acquisition, even a small decline in the outlook for these products can negatively impact our ability to recover the carrying value and can result in an impairment loss.

We based our determination of the fair value of each of our reporting units using the income approach or a discounted cash flow (“DCF”) model.  Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments and assumptions, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge.  We start with a forecast of expected net cash flows associated with the reporting unit, and discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation.  Other estimates and assumptions include but are not limited to, terminal growth rate, the weighted average cost of capital, five-year compound average growth rate, and forecasts of revenue, operating income, EBITDA, and capital expenditures.  Analyses for 2010 and 2011 indicated our assumptions and estimates were reasonable.  However, a future decline in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.  We also consider the relationship of debt to equity of other similar companies, as well as the risks and uncertainty inherent in the markets in which we generally operate and in the Company’s internally developed forecasts.  While we do consider our market capitalization in assessing goodwill impairment, it is not weighted heavily, as the Company’s market value of its common stock is materially impacted by the significant ownership (53%) of a single majority shareholder, Tontine Capital Partners, L.P. and affiliates.  However, as part of our annual assessment for goodwill impairment, we do compare the Company’s stock price on the NASDAQ global market stock exchange to the Company’s book value per share as a sustained significant decline in our share price and market capitalization could indicate a potential impairment of goodwill in one or more of our reporting units.

One measure of the sensitivity of the amount of goodwill impairment changes to key assumptions is the amount by which each reporting unit’s fair value exceeded the carrying amount (Step 1 of the goodwill impairment test).  Based on the results of Step 1 of our annual impairment analysis of goodwill for 2011, we determined that the estimated fair value substantially exceeded the carrying value for each of our reporting units within the Manufacturing segment and for the reporting unit within the Distribution segment.  The goodwill allocated to the Manufacturing and Distribution segment reporting units as of December 31, 2011 was $4.2 million and $0.1 million, respectively.

In addition, there are no long-lived assets or asset groups, including tangible assets, for which we have determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact our operating results or total shareholders’ equity.

We have not made any material changes to our methods of evaluating goodwill and intangible asset impairments during the last three years.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Deferred Income Taxes.  The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of operations.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  At December 31, 2009, the Company had a tax valuation allowance of $19.4 million.  The valuation allowance was subsequently reduced by $0.3 million in 2010 and by $3.5 million in 2011.   See Note 15 to the Consolidated Financial Statements for further details.

OTHER

Sale of Property

Not Applicable.

Purchase of Property

Not Applicable.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, and particleboard, and components made by the Company which are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures.  Prices of certain commodities have historically been volatile, and after rising significantly during the first half of 2011, have recently moderated.  During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) of Part IV on page 50 of this Annual Report.

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

Changes in internal control over financial reporting.   In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software.  As a result, certain internal controls have been incrementally strengthened, and will continue to be strengthened, due both to the installation of ERP software and business process changes.  Implementation of additional functions of the ERP system and business process changes are planned for the next 18 to 24 months  to further strengthen the Company’s internal control.  In addition, the Company plans to convert systems used by recently acquired businesses to the new ERP system based on a pre-defined timeline.

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter ended December 31, 2011 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal controls over financial reporting were effective as of December 31,

2011.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012 and is incorporated herein by reference.

The Company has determined that Terrence D. Brennan,  John A. Forbes, Keith V. Kankel,  Larry D. Renbarger and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

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

Corporate Governance

Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) The financial statements listed in the accompanying Index to the Financial Statements on page F-1 of the separate financial section of this Report are incorporated herein by reference.

(3)	The exhibits required to be filed as part of this Annual Report on Form 10-K are listed under (c) below.

(b)	Exhibits

Exhibit Number	Exhibits
3.1	Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

3.2	Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s Form 8-K on January 21, 2009 and incorporated herein by reference).

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

Exhibit Number	Exhibits
4.5
Amendment No. 1 dated as of March 31, 2011 to the Second Amended and Restated Registration Rights Agreement, by and among Patrick Industries, Inc., Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P. and the lenders party thereto (filed as Exhibit 10.9 to the Company’s Form 8-K filed on April 5, 2011 and incorporated by reference).

4.6
Amendment No. 2 dated as of September 16, 2011, to the Second Amended and Restated Registration Rights Agreement, between Patrick Industries, Inc. and Tontine Capital Overseas Master Fund II, L.P., Northcreek Mezzanine Fund I, L.P., and Stinger Northcreek PATK LLC (filed as Exhibit 10.7 to the Company’s Form 8-K filed on September 22, 2011 and incorporated by reference).

10.1
Patrick Industries, Inc. 2009 Omnibus Incentive Plan (filed as Appendix A to the Company’s revised Definitive Proxy Statement on Schedule 14A filed on October 20, 2009 and incorporated herein by reference).

10.2*	Form of Employment Agreements with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3*	Form of Officers Retirement Agreement (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.4*	Form of Non-Qualified Stock Option (filed as Exhibit 10.4 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.5*	Form of Officer and Employee Restricted Stock Award (filed as Exhibit 10.5 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.6*
Form of Officer and Employee Time Based Restricted Share Award, Performance Contingent Restricted Share Award, and Performance Contingent Cash Award (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.7*, **	Form of Officer and Employee Time Based Restricted Share Award and Performance Contingent Restricted Share Award.

10.8	Form of Non-Employee Director Restricted Share Award (filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.9
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

10.11
Credit Agreement, dated as of March 31, 2011, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Capital Finance, LLC, as the Agent (filed as Exhibit 10.1 to the company’s Form 8-K filed on April 5, 2011 and incorporated herein by reference).

10.12
Consent and First Amendment, dated September 16, 2011, to the Credit Agreement, dated as of March 31, 2011, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Capital Finance, LLC, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K on September 22, 2011 and incorporated herein by reference).

Exhibit Number	Exhibits
10.13
Security Agreement, dated as of March 31, 2011, between Patrick Industries, Inc. and Wells Fargo Capital Finance, LLC, as the Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 5, 2011 and incorporated herein by reference).

10.14
$5,000,000 Secured Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 2011, between Patrick Industries, Inc. and Tontine Capital Overseas Master Fund II, L.P. and Northcreek Mezzanine Fund I, L.P., including form of Subordinated Note (filed as Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2011 and incorporated herein by reference).

10.15
First Amendment, dated September 16, 2011, to the Secured Senior Subordinated Note and Warrant Purchase Agreement, dated as of March 31, 2011, between Patrick Industries, Inc. and Tontine Capital Overseas Master Fund II, L.P., Northcreek Mezzanine Fund I, L.P., and Stinger Northcreek PATK LLC, including form of Secured Senior Subordinated Note (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 22, 2011 and incorporated herein by reference).

10.16
Security Agreement, dated as of March 31, 2011, between Patrick Industries, Inc. and Northcreek Mezzanine Fund I, L.P., as Collateral Agent (filed as Exhibit 10.4 to the Company’s Form 8-K filed on April 5, 2011 and incorporated herein by reference).

10.17
Subordination and Intercreditor Agreement, dated as of March 31, 2011, among Wells Fargo Capital Finance, LLC, and Patrick Industries, Inc., Tontine Capital Overseas Master Fund II, L.P., and Northcreek Mezzanine Fund I, L.P. (on its behalf and as Collateral Agent) (filed as Exhibit 10.5 to the Company’s Form 8-K filed on April 5, 2011 and incorporated herein by reference).

10.18
Consent, Joinder and First Amendment, dated September 16, 2011, to the Subordination and Intercreditor Agreement, dated as of March 31, 2011, among Wells Fargo Capital Finance, LLC, and Patrick Industries, Inc., Tontine Capital Overseas Master Fund II, L.P., Stinger Northcreek PATK LLC and Northcreek Mezzanine Fund I, L.P. (on its behalf and as Collateral Agent) (filed as Exhibit 10.3 to the Company’s Form 8-K filed on September 22, 2011 and incorporated herein by reference).

10.19
Subordinated Secured Promissory Note, dated September 16, 2011, issued by Patrick Industries, Inc. to A.I.A. Countertops, LLC (filed as Exhibit 10.8 to the Company’s Form 8-K filed on September 22, 2011 and incorporated herein by reference).

12**	Statement of Computation of Operating Ratios.

21**	Subsidiaries of the Registrant.

23**	Consent of Crowe Horwath LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

XBRL Exhibits.

Interactive Data Files.  The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, and (iv) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

PATRICK INDUSTRIES, INC.

Date: March 29, 2012	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	March 29, 2012
Paul E. Hassler

/s/ Todd M. Cleveland	President and Chief Executive Officer and Director	March 29, 2012
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	Executive Vice President-Finance, Secretary-	March 29, 2012
Andy L. Nemeth	Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Terrence D. Brennan	Director	March 29, 2012
Terrence D. Brennan

/s/ Joseph M. Cerulli	Director	March 29, 2012
Joseph M. Cerulli

/s/ John A. Forbes	Director	March 29, 2012
John A. Forbes

/s/ Keith V. Kankel	Director	March 29, 2012
Keith V. Kankel

/s/ Larry D. Renbarger	Director	March 29, 2012
Larry D. Renbarger

/s/ Walter E. Wells	Director	March 29, 2012
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiary companies as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Elkhart, Indiana
March 29, 2012

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands except share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$550	$1,957
Trade receivables, net of allowance for doubtful accounts (2011: $815; 2010: $397)	14,171	10,190
Inventories	27,503	22,723
Prepaid expenses and other	2,161	2,258
Total current assets	44,385	37,128
Property, plant and equipment, net	22,978	23,172
Goodwill	4,319	2,966
Intangible assets, net	11,515	7,901
Deferred financing costs, net of accumulated amortization (2011: $432; 2010: $3,720)	1,898	325
Other non-current assets	675	3,325
TOTAL ASSETS	$85,770	$74,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,000	$16,983
Short-term borrowings	-	19,250
Accounts payable	10,915	8,204
Accrued liabilities	7,935	5,628
Total current liabilities	19,850	50,065
Long-term debt, less current maturities and discount	31,954	-
Deferred compensation and other	3,780	5,290
Deferred tax liabilities	1,344	1,326
TOTAL LIABILITIES	56,928	56,681
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2011 – 9,976,495 shares; issued 2010 - 9,313,189 shares	54,242	53,798
Accumulated other comprehensive loss	(183)	(830)
Additional paid-in-capital	1,293	148
Accumulated deficit	(26,510)	(34,980)
TOTAL SHAREHOLDERS’ EQUITY	28,842	18,136
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,770	$74,817

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(thousands except per share data)	For the years ended December 31,
	2011	2010	2009
NET SALES	$307,822	$278,232	$212,522
Cost of goods sold	263,514	248,594	189,643
GROSS PROFIT	44,308	29,638	22,879
Operating expenses:
Warehouse and delivery	13,645	11,699	10,248
Selling, general and administrative	16,603	13,835	12,132
Amortization of intangible assets	829	564	353
Gain on sale of fixed assets and acquisition of business	(244)	(2,866)	(1,201)
Total operating expenses	30,833	23,232	21,532
OPERATING INCOME	13,475	6,406	1,347
Stock warrants revaluation	699	(261)	817
Interest expense, net	4,469	5,522	6,442
Income (loss) from continuing operations before income tax benefit	8,307	1,145	(5,912)
Income tax benefit	(163)	(81)	(469)
Income (loss) from continuing operations	8,470	1,226	(5,443)
Income from discontinued operations	-	-	1,486
Income taxes	-	-	564
Income from discontinued operations, net of tax	-	-	922
NET INCOME (LOSS)	8,470	1,226	(4,521)

Basic net income (loss) per common share:
Continuing operations	$0.87	$0.13	$(0.59)
Discontinued operations	-	-	0.10
Net income (loss)	$0.87	$0.13	$(0.49)

Diluted net income (loss) per common share:
Continuing operations	$0.83	$0.12	$(0.59)
Discontinued operations	-	-	0.10
Net income (loss)	$0.83	$0.12	$(0.49)

Weighted average shares outstanding – basic	9,757	9,351	9,198
Weighted average shares outstanding – diluted	10,156	9,863	9,198

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009
(thousands except share data)	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Additional Paid-in-Capital	Accumulated Deficit	Total
Balance January 1, 2009		$-	$53,522	$(1,439)	$362	$(31,685)	$20,760
Net loss	$(4,521)	-	-	-	-	(4,521)	(4,521)
Change in accumulated pension obligation, net of tax	(60)	-	-	(60)	-	-	(60)
Amortization of loss on interest rate swap agreements, net of tax	318	-	-	318	-	-	318
Reclass of warrants to long-term liabilities	-	-	-	-	(214)	-	(214)
Issuance of 5,250 shares upon exercise of common stock options	-	-	7	-	-	-	7
Stock option and compensation expense	-	-	98	-	-	-	98
Equity issuance expenses	-	-	(39)	-	-	-	(39)
Balance December 31, 2009	$(4,263)	$-	$53,588	$(1,181)	$148	$(36,206)	$16,349
Net income	$1,226	-	-	-	-	1,226	1,226
Change in accumulated pension obligation, net of tax	33	-	-	33	-	-	33
Amortization of loss on interest rate swap agreements, net of tax	318	-	-	318	-	-	318
Stock option and compensation expense	-	-	210	-	-	-	210
Balance December 31, 2010	$1,577	$-	$53,798	$(830)	$148	$(34,980)	$18,136
Net income	$8,470	-	-	-	-	8,470	8,470
Change in accumulated pension obligation, net of tax	(30)	-	-	(30)	-	-	(30)
Amortization of loss on interest rate swap agreements, net of tax	677	-	-	677	-	-	677
Issuance of 476,056 shares upon exercise of common stock warrants	-	-	90	-	1,145	-	1,235
Issuance of 22,750 shares upon exercise of common stock options	-	-	21	-	-	-	21
Stock option and compensation expense	-	-	333	-	-	-	333
Balance December 31, 2011	$9,117	$-	$54,242	$(183)	$1,293	$(26,510)	$28,842

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:	$8,470	$1,226	$(4,521)
Depreciation	4,087	4,406	4,918
Amortization of intangible assets	829	564	353
Stock-based compensation expense	333	210	98
Deferred compensation expense	222	226	250
Provision for bad debts	738	108	950
Deferred income taxes	18	17	-
Gain on sale of fixed assets and acquisition of business	(244)	(2,866)	(1,201)
Stock warrants revaluation	699	(261)	817
Increase in cash surrender value of life insurance	(21)	(139)	(109)
Deferred financing amortization	995	1,535	1,294
Amortization of debt discount and bond costs	122	128	164
Gain on divestitures	-	-	(683)
Interest paid-in-kind	116	625	1,035
Amortization of loss on interest rate swap agreements	677	318	318
Change in fair value of derivative financial instruments	(106)	(295)	(697)
Other	-	-	(159)
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(3,334)	3,456	(5,414)
Inventories	(3,874)	(1,956)	4,703
Prepaid expenses and other	87	(307)	822
Accounts payable and accrued liabilities	2,467	1,313	1,402
Payments on deferred compensation obligations	(466)	(421)	(428)
Net cash provided by operating activities	11,815	7,887	3,912
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,436)	(1,356)	(309)
Proceeds from sale of property, equipment and facilities	101	8,416	1,697
Proceeds from sale of businesses and related facilities	-	-	11,824
Business acquisitions	(7,314)	(5,776)	-
Other	(91)	(97)	13
Net cash provided by (used in) investing activities	(9,740)	1,187	13,225
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments, net	(3,563)	(12,507)	(14,483)
Short-term debt borrowings (payments), net	1,000	5,750	(4,700)
Proceeds from life insurance policy loans	2,762	-	-
Payment on termination of interest rate swap agreements	(1,137)	-	-
Payment of deferred financing/debt issuance costs	(2,568)	(397)	(487)
Other	24	(23)	(79)
Net cash used in financing activities	(3,482)	(7,177)	(19,749)
Increase (decrease) in cash and cash equivalents	(1,407)	1,897	(2,612)
Cash and cash equivalents at beginning of year	1,957	60	2,672
Cash and cash equivalents at end of year	$550	$1,957	$60

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Nature of Business

Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada.  The Company maintains 14 manufacturing plants and 13 distribution facilities located in 12 states.  Patrick operates in two business segments:  Manufacturing and Distribution.  Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The consolidated financial statements include the accounts of Patrick and its wholly owned subsidiary, Adorn Holdings, Inc. (“Adorn”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation.

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

The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses.  The amounts recorded in warehouse and delivery expenses were $0.5 million, $0.3 million and $0.4 million for 2011, 2010, and 2009, respectively.

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

Estimated costs related to vendor volume rebates are accrued monthly based on purchase volume and recorded as a reduction of material costs.  The associated reserve is reviewed and adjusted as needed on a monthly basis.

Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants.  The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.  Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those option exercise prices were greater than the average market price of the common shares.  See Note 17 for the calculation of both basic and diluted net income per common share.

For the year ended December 31, 2009, there is no difference in basic or diluted earnings per share because a net loss was recorded in that period, resulting in all common stock equivalents having no dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents include all overnight sweep investments with an initial maturity of up to 90 days.   Cash and cash equivalents includes restricted balances of $0.3 million at December 31, 2010.

Trade Receivables

Trade receivables consist primarily of amounts due to the Company from its normal business activities.  In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the trade receivables portfolio.  A change in the Company’s assumptions would result in the Company recovering an amount of its trade receivables that differs from the carrying value.  The Company does not accrue interest on any of its trade receivables.

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2011	2010
Balance at January 1	$397	$700
Provisions made during the year	738	108
Write-offs	(387)	(530)
Recoveries during the year	67	119
Balance at December 31	$815	$397

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

Goodwill and Intangible Assets

Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values.  Goodwill and other intangible assets are related to the Manufacturing and Distribution segments.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to annual (or under certain circumstances more frequent) impairment tests based on their estimated fair value.  The Company performs the required test for goodwill and indefinite-lived intangible assets impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value. Finite-lived intangible assets relate to customer relationships and non-compete agreements.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.

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

Impairment of Long-Lived Assets

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows.  If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value.  A significant adverse change in the Company’s business climate in future periods could result in a significant loss of market share or the inability to achieve previously projected revenue growth and could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

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

Derivative Financial Instruments

All derivatives are recognized on the statements of financial position at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability ("cash-flow" hedge).  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

The Company discontinues hedge accounting prospectively when (1) it is determined the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions);  (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument because it is unlikely a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.  As of the de-designation date, the amount of the loss accumulated on the ineffective portion of the hedged item is amortized into net income (loss) over the life of the swaps utilizing the straight line method which approximates the effective interest method, and is reflected as a  reduction to the accumulated other comprehensive loss component of shareholders’ equity.

When hedge accounting is discontinued because it is probable a forecasted transaction will not occur, the derivative will continue to be carried on the statement of financial position at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings.  In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the statement of financial position, with subsequent changes in its fair value recognized in earnings.

Disclosures relative to derivative instruments can also be found in Notes 11, 12 and 13.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables, debt and accounts payable.  The Company believes cash and cash equivalents, trade receivables, accounts payable and short-term debt are recorded at amounts that approximate their current market values because of the relatively short maturities of these financial instruments.  The carrying value of the long-term debt instruments approximates the fair value based upon terms and conditions available to the Company in comparison to the terms and conditions of the outstanding debt.

The Company follows accounting guidance on fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 inputs – Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 inputs – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 inputs – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are recognized in the current year to the extent future deferred tax liability timing differences are expected to reverse.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized.

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Goodwill Impairment – Qualitative Assessment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test).  If the entity determines, based on qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirements to test goodwill annually for impairment.  In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The guidance is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011.  Early adoption of the guidance is permitted. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

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

4.	ACQUISITIONS

2011 Acquisitions

Praxis Group

In June 2011, the Company acquired certain assets of Elkhart, Indiana-based The Praxis Group (“Praxis”), a manufacturer and distributor of countertops, foam products, shower doors, electronics, and furniture products to the RV industry, for $0.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry.  The results of operations for Praxis are included in the Company’s consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the consolidated statements of operations for the year ended December 31, 2011.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.    In addition to the intangible assets of $0.4 million acquired and noted in Note 9, the Company acquired typical working capital items of trade receivables and inventories, net of accounts payable assumed, of $0.1 million, and property, plant and equipment of $0.2 million.

A.I.A. Countertops, LLC

In September 2011, the Company acquired certain assets of Syracuse, Indiana-based A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets, for $5.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry and industrial market sectors.  The results of operations for AIA are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the organizational talent and expertise of the AIA team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was primarily funded through borrowings under the Company’s 2011 Credit Facility (as defined herein) and subordinated financing provided by Northcreek Mezzanine Fund I, L.P. (“Northcreek”) and an affiliate of Northcreek, in the form of secured senior subordinated notes.  In addition, certain former members of AIA’s ownership group were issued a note receivable from the Company.   See Note 12 for further details.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. Based on a post-closing adjustment, the final purchase price was determined during the fourth quarter of 2011, at which time the purchase price allocation and all required purchase accounting adjustments were finalized.  The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,144
Inventories	222
Property, plant and equipment	667
Prepaid expenses	26
Accounts payable and accrued liabilities	(1,381)
Intangible assets	3,704
Goodwill	1,163
Total purchase price	$5,545

Performance Graphics

In December 2011, the Company acquired certain assets of Elkhart, Indiana-based Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries, for $1.3 million.  This acquisition expanded the Company’s product offerings in the RV and industrial market sectors.  The results of operations for Performance Graphics are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the expertise of the Performance Graphics team to maximize efficiencies, revenue impact, market share growth, and net income.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2012.   In addition to the goodwill and intangible assets of $0.5 million acquired and noted in Note 9, the Company acquired typical working capital items of trade receivables and inventories, net of accounts payable assumed, of $0.2 million, and property, plant and equipment of $0.6 million.

2010 Acquisitions

Quality Hardwoods

In January 2010, the Company acquired certain assets of the cabinet door business of Nappanee, Indiana-based Quality Hardwoods Sales (“Quality Hardwoods”), a limited liability company, for $2.0 million.  This acquisition added new products and expanded the Company’s existing cabinet door business.  The results of operations for Quality Hardwoods are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources to maximize efficiencies, revenue impact, market share growth, and net income.

Assets acquired in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  In addition to the goodwill and intangible assets of $1.3 million acquired and noted in Note 9, inventories of $0.7 million were recorded on the Company’s consolidated statements of financial position at their estimated fair value as of the date of the acquisition.

Blazon International Group

In August 2010, the Company acquired certain assets of Bristol, Indiana-based Blazon International Group (“Blazon”), a distributor of wiring, electrical, plumbing and other building products to the RV and MH industries for approximately $3.8 million.  This acquisition added new products and expanded the Company’s existing RV and MH distribution presence.  The results of operations for Blazon are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Blazon team to maximize efficiencies, revenue impact, market share growth, and net income.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,247
Inventories	2,612
Prepaid expenses	22
Accounts payable	(1,019)
Intangible assets	795
Goodwill	105
Total purchase price	$3,762

The following unaudited pro forma information assumes the AIA and Blazon acquisitions occurred as of January 1 of the periods presented.  The pro forma information contains the actual operating results of AIA and Blazon combined with the results prior to the acquisition date, adjusted to reflect the pro forma impact of the acquisitions occurring at the beginning of the period.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the AIA acquisition of approximately $379,000 for each of the years ended December 31, 2011, 2010 and 2009.  Amortization expense of approximately $183,000 related to intangible assets acquired in the Blazon acquisition is included in the pro forma information for the years ended December 31, 2011, 2010 and 2009.   Pro forma information related to the Performance Graphics, Praxis and Quality Hardwoods acquisitions is not included in the table below as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

(thousands except per share data)	2011	2010	2009
Revenue	$322,754	$305,940	$236,273
Net income (loss)	10,325	1,454	(5,539)
Income (loss) per share – basic	1.06	0.16	(0.60)
Income (loss) per share – diluted	1.02	0.15	(0.60)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

5.	DISCONTINUED OPERATIONS

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

The Company recorded a net pretax gain on the sale of certain assets and the business of American Hardwoods of approximately $0.2 million for the year ended December 31, 2009.  There was no gain or loss recognized on the sale of the building in 2009.  The pretax loss from operations was $19,000 in 2009.

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

The Company recorded a pretax gain on the sale of approximately $0.5 million for the year ended December 31, 2009.  Pretax income from operations was $0.8 million in 2009.

The American Hardwoods and aluminum extrusion operations are classified as discontinued operations.  The operating results are included in income from discontinued operations on the consolidated statements of operations.  Operating results through their respective sale dates are as follows:

(thousands)	Years Ended December 31,	2011	2010	2009
Net sales:
American Hardwoods		$-	$-	$449
Aluminum extrusion operation		-	-	13,282
Total net sales		$-	$-	$13,731
Pretax income (loss):
Operations:
American Hardwoods		$-	$-	$(19)
Aluminum extrusion operation		-	-	822
Total pretax income from operations		-	-	803
Gain from divestitures:
American Hardwoods		-	-	229
Aluminum extrusion operation		-	-	454
Total gain from divestitures		-	-	683
Total pretax income		$-	$-	$1,486
After-tax income:
Operations		$-	$-	$498
Divestitures		-	-	424
Total after-tax income		$-	$-	$922

The after-tax income from discontinued operations for the year ended December 31, 2009 reflected certain intra-period adjustments to income tax expense related to taxable income from discontinued operations.

6.	GAIN ON SALE OF FIXED ASSETS

In February 2010, the Company sold its manufacturing and distribution facility in Woodburn, Oregon.  The net proceeds from the sale of this facility of $4.0 million exceeded the carrying value, resulting in a pretax gain on sale of $0.8 million.  The pretax gain was recognized into earnings in the first quarter of 2010.   The Company operated in the same facility under a license agreement with the purchaser for the use of a portion of the square footage previously occupied until December 31, 2010.  The Company subsequently entered into a short-term lease agreement with the purchaser with respect to a portion of this facility in a separate and distinct transaction on January 1, 2011.   The current lease term will expire in December 2012.

In March 2010, the Company sold its remaining manufacturing and distribution facility in Fontana, California.  The net proceeds from the sale of this facility of $4.3 million exceeded the carrying value, resulting in a total pretax gain on sale of $2.7 million.  In connection with the sale, the Company entered into a lease agreement with the purchaser which allowed the Company to continue operating in a portion of the facility.  Since the Company determined that it has less than substantially all of the use of the property, the pretax gain in excess of the present value of the rent of $2.0 million was recognized immediately into earnings in the first quarter of 2010.  The remaining $0.7 million of the pretax gain was deferred and is being offset against future lease payments (beginning in the second quarter of 2010) over the 24-month term of the lease in proportion to the related gross rentals.  The lease term, which was originally due to expire in March 2012, was renewed for an additional six-month period and will expire in September 2012.  The deferred gain recognized during the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively.

Because the sale-leaseback of both the Oregon and the California facilities satisfied all the conditions to qualify as an operating lease, the timing of the recognition of the gain on the sale depended on whether the Company leased back a minor portion of the asset or more than a minor portion.  The sale of the Oregon facility and the subsequent leasing of the same facility from the purchaser were two different transactions.  The sales agreement was not contingent on the Company leasing the building as the Company was under no obligation to sign a lease while it explored its options for a more suitable long-term solution.   It was determined that the Company leased back a minor portion of the property since the present value of the rentals for the leaseback period represented 10% or less of the fair value of the facility sold and, therefore, the gain on sale of $0.8 million was recognized at the time of sale.

For the California facility, it was determined that the Company leased back more than a minor portion of the property since the present value of the amount of the rentals for the leaseback period of $0.7 million represented more than 10% of the fair value of the facility sold.  Therefore, the remaining $0.7 million of the total pretax gain was deferred and is being offset against future lease payments as indicated above.

In the third quarter of 2009, the Company entered into a listing agreement to sell its Ocala, Florida facility.  In the fourth quarter of 2009, this facility was sold, resulting in a pretax gain on sale of $1.2 million.

7.	INVENTORIES

Inventories as of December 31 consist of the following classes:

(thousands)	2011	2010
Raw materials	$14,382	$14,221
Work in process	1,950	926
Finished goods	2,353	1,569
Less: reserve for inventory obsolescence	(451)	(694)
Total manufactured goods, net	18,234	16,022
Materials purchased for resale (distribution products)	9,519	6,861
Less: reserve for inventory obsolescence	(250)	(160)
Total materials purchased for resale (distribution products), net	9,269	6,701
Balance at December 31	$27,503	$22,723

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2011	2010
Balance at January 1	$854	$1,300
Charged to operations	1,020	646
Deductions from reserves	(1,173)	(1,092)
Balance at December 31	$701	$854

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following classes at December 31:

(thousands)	2011	2010
Land and improvements	$1,267	$1,267
Buildings and improvements	20,078	20,014
Machinery and equipment	53,710	51,860
Transportation equipment	760	811
Leasehold improvements	1,684	1,621
Property, plant & equipment, at cost	77,499	75,573
Less: accumulated depreciation and amortization	(54,521)	(52,401)
Property, plant & equipment, net	$22,978	$23,172

For the years ended December 31, 2011 and 2010, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment, and therefore the Company did not recognize any impairment charges.

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

The Company performed its annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of 2011 and 2010 and affirmed that there were no events or circumstances that required a re-evaluation of goodwill as of December 31, 2011 and 2010.  There have been no material changes to the methods of evaluating goodwill and intangible asset impairments during 2011.

In 2010 and 2011, the Company acquired the following intangible assets in various acquisitions that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes.  See Note 4 for further details.

(thousands)	Quality Hardwoods	Blazon	Praxis	AIA	Performance Graphics
Customer relationships	$433	$499	$399	$2,751	$186
Non-compete agreements	190	296	30	312	76
Trademarks	-	-	-	641	48
Total other intangible assets	623	795	429	3,704	310
Goodwill	721	105	-	1,163	190
Total intangible assets	$1,344	$900	$429	$4,867	$500

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2010	$2,140	$-	$2,140
Acquisitions	721	105	826
Balance – December 31, 2010	2,861	105	2,966
Acquisitions	1,353	-	1,353
Balance – December 31, 2011	$4,214	$105	$4,319

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks.  Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense.  As of December 31, 2011, the remaining intangible assets balance of $11.5 million is comprised of $2.1 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $9.4 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years. Amortization expense for intangible assets was $0.8 million, $0.6 million and $0.4 million for 2011, 2010 and 2009, respectively.

There was no impairment recognized for indefinite-lived intangible assets for the years ended December 31, 2011 and 2010 based on the results of the annual impairment analyses.

Other intangible assets, net consist of the following as of December 31, 2011 and 2010:

(thousands)	2011	2010
Trademarks	$2,089	$1,400
Customer relationships	10,268	6,932
Non-compete agreements	904	486
	13,261	8,818
Less: accumulated amortization	(1,746)	(917)
Other intangible assets, net	$11,515	$7,901

Changes in the carrying value of other intangible assets for the years ended December 31, 2011 and 2010 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2010	$7,047	$-	$7,047
Acquisitions	623	795	1,418
Amortization	(503)	(61)	(564)
Balance - December 31, 2010	7,167	734	7,901
Acquisitions	4,014	429	4,443
Amortization	(598)	(231)	(829)
Balance - December 31, 2011	$10,583	$932	$11,515

Amortization expense on finite-lived intangible assets for the next five years ending December 31 is estimated to be (in thousands): 2012 - $1,205; 2013 - $1,101; 2014 -$1,000; 2015 - $807; and 2016 - $740.

10.	OTHER NON-CURRENT ASSETS

As of December 31, 2011, other non-current assets of $0.7 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million. These borrowings were entered into to provide an additional source of liquidity in connection with the refinancing of the Company’s previous credit facility.  There were no borrowings against the policies as of December 31, 2010.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company at times enters into certain derivative financial instruments, on a cost-effective basis, to mitigate its risk associated with changes in interest rates.  The Company does not use derivative financial instruments for speculative purposes. All derivatives are recognized on the consolidated statements of financial position at their fair value.  Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as an ineffective hedging instrument.  Changes in fair value of derivative instruments not designated as effective hedging instruments are recognized in earnings in the current period.  Additional derivative disclosures can be found in Notes 2, 12 and 13.

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan Chase Bank, N.A. (“JPMorgan”) to hedge against increases in variable interest rates.  Effective with the Second Amendment dated December 11, 2008 (the “Second Amendment”) to the 2007 Credit Agreement (as defined herein), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on March 25, 2011 discussed below, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the consolidated statements of operations.

The absolute value of the notional amounts of these two derivative contracts for the Company approximated $6.8 million and $10.0 million, respectively, at December 31, 2010.   In accordance with the terms of the swap agreements, the Company paid a fixed interest rate of 4.78% and 5.60%, respectively.  The Company received variable rates, based on LIBOR (as defined herein), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense.  The total fair value of these swap agreements, which was $1.2 million at December 31, 2010, is included in the deferred compensation and other line on the consolidated statements of financial position.  The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in a $1.1 million cash settlement to JPMorgan.  The swap agreements had a total fair value in the amount of $1.1 million on the termination date.    After the termination of the two swap agreements on March 25, 2011, the Company has not entered into any new swap agreements.

For the years ended December 31, 2011, 2010 and 2009, amortized losses of $0.7 million, $0.3 million and $0.3 million, respectively, were recognized in interest expense on the consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for the year ended December 31, 2011 included $79,000 related to the amortization of the losses on the swaps in the first quarter of 2011 that was included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.    In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2011, 2010 and 2009 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million, $0.3 million and $0.7 million, respectively.

Warrants Subject to Revaluation

2008 Warrants

In conjunction with the Second Amendment, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase an aggregate of 474,049 shares of the Company’s common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share. The Company accounts for the 2008 Warrants as derivative financial instruments.  The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of operations.   Guidance related to the accounting of the warrants became effective for the Company as of January 1, 2009.  Accordingly, the fair value of the warrants as of that date was reclassified from shareholders’ equity to long-term liabilities.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Patrick Industries, Inc. 1987 Stock Option Program, as amended and restated (the “1987 Plan”), of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

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

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 22,586 shares and 59,815 shares of the Company’s common stock, respectively.  In connection with the cashless exercises, 12,956 and 32,219 net shares of common stock were issued, respectively.  The fair value of the shares in the aggregate of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  Following these exercises, there were in aggregate 413,996 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the then remaining 2008 Warrants was increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance on September 16, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “September 2011 Warrants” below).

In September 2011, one of the members of the Company’s former bank lending group exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of the shares of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  As of December 31, 2011, there were in aggregate 328,169 shares of common stock issuable upon exercise of the remaining 2008 Warrants.

March 2011 Warrants

On March 31, 2011, as partial consideration for the March 2011 Notes (as defined herein), the Company issued to each of Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”) and Northcreek warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.

The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in fair value recognized in the stock warrants revaluation line on the consolidated statements of operations.  Northcreek and TCOMF2 exercised their warrants to purchase in the aggregate 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share in April

2011 and June 2011, respectively.  The $0.6 million fair value of the 250,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes (as defined herein), the Company issued to Northcreek and an affiliate of Northcreek, warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.

The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in fair value recognized in the stock warrants revaluation line on the consolidated statements of operations.   Northcreek and an affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

The 2008 Warrants, the March 2011 Warrants, and the September 2011 Warrants are measured at fair value on a recurring basis using Level 2 valuation methodologies.  The Company utilizes inputs such as its stock trading value, price volatility, risk-free interest rate and the warrants’ expected life for valuation purposes.  The total fair value of the outstanding warrants as of and for the years ended December 31, 2011 and 2010 is as follows:

(thousands)	Dec. 31, 2011	Dec. 31, 2010
Balance at beginning of period	$770	$1,031
Fair value of March and September 2011 Warrants (debt discount)	954	-
Reclassification of fair value of exercised warrants to shareholders’ equity	(1,232)	-
Change in fair value, included in earnings	699	(261)
Balance at end of period	$1,191	$770

12.	DEBT

A summary of total debt outstanding at December 31, 2011 and 2010 is as follows:

(thousands)	Dec. 31, 2011	Dec. 31, 2010
Short-term borrowings (revolver)	$-	$19,250
Long-term debt:
Revolver	$24,336	$-
Term loan	-	15,323
Secured senior subordinated notes	7,700	-
Subordinated secured promissory note	1,750	-
Interest paid-in-kind	-	1,660
Debt discount	(832)	-
Total long-term debt	32,954	16,983
Less: current maturities of long-term debt	1,000	16,983
Total long-term debt, less current maturities and discount	$31,954	$-
Total short-term borrowings and long-term debt	$32,954	$36,233

Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent and Fifth Third Bank as participant to establish a four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaces the Company’s credit agreement, dated May 18, 2007, as amended, among the Company, the lenders party thereto and JPMorgan, as Administrative Agent (the “2007 Credit Agreement”), which was scheduled to mature on May 31, 2011.

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

At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.  At December 31, 2010, (i) the interest rate for borrowings under the Company’s previous revolving line of credit was the Alternate Base Rate (the “ABR”) plus 3.5% (or 6.75%), or LIBOR plus 4.5% (or 4.75%), (ii) the interest rate under the Company’s previous term loan was the ABR plus 6.5%  or LIBOR plus 7.5%, and (iii) the fee payable on committed but unused portions of the Company’s previous revolving loan facility was 0.50%.

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

As of and for the fiscal period ended December 31, 2011, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2011 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.9
Excess availability plus qualified cash (end of period)	$2,000	$12,025
Annual capital expenditures limitation	$4,000	$2,436

Revolver

As of December 31, 2011, the Company had $24.3 million outstanding under its revolving line of credit.  Borrowings under the Revolver are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The actual borrowing base available as of December 31, 2011 was $35.8 million.

The Company’s financial statements at December 31, 2010 reflected a deficit in working capital (total current assets less total current liabilities) of approximately $12.9 million primarily as a result of the classification of its previous credit facility as short-term.  Because the 2007 Credit Agreement was scheduled to expire on May 31, 2011 and the Company did not enter into a financing agreement with its existing or other lenders before the issuance of the statement of financial position for the year ended December 31, 2010, the Company’s outstanding long-term indebtedness as of December 31, 2010 was classified as a current liability until the refinancing or replacement of the former credit facility was completed.

Our ability to access unused borrowing capacity under the 2011 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2011 Credit Agreement.  Based on the 2012 operating plan, the Company expects to continue to maintain compliance with the financial covenants under the 2011 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

If the Company fails to comply with the covenants under the 2011 Credit Agreement, there can be no assurance that the lenders that are party to the 2011 Credit Agreement will consent to an amendment of the 2011 Credit Agreement.   In this event, the lenders and/or the holders of the March 2011 Notes or the September 2011 Notes could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance its indebtedness under unfavorable terms.  If our debt was accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.

Management has also identified other actions within its control that could be implemented, if necessary, to provide liquidity and help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the 2011 Credit Agreement.

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $5.0 million aggregate principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to TCOMF2 and Northcreek.  The March 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants.   The debt discount of $0.7 million, which is equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of December 31, 2011, the unamortized portion of the debt discount was $0.6 million.

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

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of December 31, 2011, the unamortized portion of the debt discount was $0.2 million.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.   As of December 31, 2011, the principal amount outstanding under the Promissory Note was $1.75 million.

Aggregate maturities of long-term debt, including the debt discount of $0.8 million, which is being amortized over the life of the March 2011 and September 2011 Notes, for the next five years ending December 31 are (in thousands): 2012 - $1,000; 2013 - $750; 2014 - $0; 2015 - $24,336 and 2016 - $7,700.  The revolver long-term debt balance of $24.3 million at December 31, 2011 is due to mature in 2015 according to the terms of the 2011 Credit Facility.

The Company is contingently liable for five standby letters of credit totaling $1.5 million at December 31, 2011.  Three letters of credit, totaling $1.0 million, exist to meet credit requirements for the Company’s insurance providers and expire on December 31, 2012.  One letter of credit, totaling $0.3 million, exists to meet credit requirements for the Company’s purchase of materials from an overseas supplier and expires on April 1, 2012.  The remaining letter of credit for $0.2 million expires on April 23, 2012.

Interest expense for the years ended December 31, 2011, 2010, and 2009 (in thousands) was $4,470, $5,525, and $6,453, respectively.

Interest paid for the years ended December 31, 2011, 2010, and 2009 (in thousands) was $4,390, $5,563, and $6,767, respectively.

Previous Credit Facility, Interest Rate Swaps, Term Loan and Revenue Bonds

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement which consisted of a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the previous credit facility.  Approximately $0.1 million, $0.6 million, and $1.0 million of the term loan increase related to PIK interest was reflected in interest expense on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For each of the years ended December 31, 2010 and 2009, amortized losses of $0.3 million were recognized in interest expense on the consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for the year ended December 31, 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2011, 2010 and 2009 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million, $0.3 million and $0.7 million, respectively.  Interest expense resulting from net payments under the swap agreements was $0.1 million, $0.9 million and $1.0 million for 2011, 2010 and 2009, respectively.

In connection with the Second Amendment to the 2007 Credit Agreement, the Company issued the 2008 Warrants to the then existing lenders. The debt discount of $214,000, which was equal to the fair market value of the 2008 Warrants as of December 11, 2008, was amortized to interest expense over the life of the term loan.  As of December 31, 2010, the unamortized portion of the debt discount was $0.  See Note 11 for further details.

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

13.	FAIR VALUE MEASUREMENTS

As of December 31, 2010, liabilities of $1.2 million have been recognized in deferred compensation and other on the consolidated statements of financial position for the fair value of the interest rate swap agreements.  There was no liability for the fair value of the interest rate swap agreements as of December 31, 2011 because the agreements were terminated on March 25, 2011.  These liabilities fall within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements (until their termination on March 25, 2011) and the 2008 Warrants.  The interest rate swaps were valued based on the LIBOR yield curve and the fair market values were provided by the Company’s lending institution.

Effective with the Second Amendment to the 2007 Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on March 25, 2011 discussed above, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the consolidated statements of operations.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and short-term debt approximated fair value as of December 31, 2011 and 2010 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2011 and 2010, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

14.	ACCRUED LIABILITIES

In the consolidated statements of financial position are the following accrued liabilities:

(thousands)	2011	2010
Payroll and related expenses	$4,318	$2,348
Property taxes	875	927
Self insurance	653	153
Professional fees	245	142
Customer incentives	1,049	883
Accrued income taxes	44	289
Other	751	886
Total	$7,935	$5,628

15.	INCOME TAXES

The provision for income tax benefit from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

(thousands)	2011	2010	2009
Income taxes (benefit):
Current:
Federal	$(235)	$(148)	$(564)
State	54	50	95
Total current	(181)	(98)	(469)
Deferred:
Federal	18	17	-
State	-	-	-
Total deferred	18	17	-
Income tax benefit	$(163)	$(81)	$(469)

The provisions for the income tax benefit for the years ended December 31, 2011, 2010 and 2009 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate (34% in each of the years presented) to income before income taxes.

A reconciliation of the differences related to continuing operations is as follows:

(thousands)	2011	2010	2009
Rate applied to pretax (benefit) loss	$2,824	$389	$(2,010)
State taxes, net of federal tax effect	54	50	(83)
Deferred tax valuation allowance	(3,048)	(311)	1,397
Other	7	(209)	227
Income tax benefit- continuing operations	$(163)	$(81)	$(469)

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in deductible or taxable amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Income tax expense is the tax payable or refundable for the current period plus or minus the change in deferred tax assets and liabilities during the period.

Current conditions in the residential and manufactured housing and credit markets and the general economy in the U.S. continue to present challenges in terms of sustaining the Company’s levels of profitability in the future.  In the absence of specific favorable factors, the Company records a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years.

As of January 1, 2009, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $18.0 million.  An additional $1.4 million valuation allowance was provided for deferred tax assets net of deferred tax liabilities incurred during 2009.  Given the accumulated net operating loss after carry-backs in the prior three years, the net loss reported for the year ended December 31, 2009, and current economic conditions, it was more likely than not at that time that the deferred tax assets would not be realized. In 2010, the valuation allowance was reduced by $0.3 million.  In 2011, the valuation allowance was further reduced by an additional $3.5 million.  The tax valuation allowance balance as of December 31, 2011 was $15.6 million.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through continued profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.

For the years ended December 31, 2011 and 2010, the Company reported net income of $8.5 million and $1.2 million, respectively. The taxable income for 2011 and 2010 was offset by prior years’ net operating losses.  For the year ended December 31, 2009, the Company incurred a net loss of approximately $4.5 million.  The valuation allowance offsets the benefits of the net loss for 2009, except for an intra-period tax adjustment related to taxable income from discontinued operations, and recognized in the year ended December 31, 2009.  As a result, the effective tax rate on continuing operations (exclusive of the valuation allowance and the intra-period tax adjustment in 2009) was 36.6% in 2011 compared to 20.1% in 2010 and 31.6% for 2009.  The effective tax rate varies from the expected statutory rate primarily due to the recognition in 2011 and 2010 of the deferred tax asset resulting from the utilization of federal and state net operating loss carryforwards that offset the tax benefit of the net loss from continuing operations for the periods presented.  The effective tax rate for 2011 and 2010 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

The composition of the deferred tax assets and liabilities is as follows:

(thousands)	As of December 31	2011	2010
Gross deferred tax assets:
Trade receivables allowance		$302	$147
Inventory capitalization		152	219
Accrued expenses		1,496	810
Deferred compensation		993	1,083
Non-compete agreements		23	40
Inventory reserves		259	316
AMT and other tax credit carry-forwards		456	489
Federal and State NOL carry-forwards		7,987	11,200
Share-based compensation		299	188
Depreciation expense		937	353
Pension liability		103	100
Interest rate swaps		-	460
Intangibles		2,663	3,735
Valuation allowance		(15,587)	(19,053)
Gross deferred tax assets		83	87
Gross deferred tax liabilities:
Indefinite-lived intangible assets		(1,344)	(1,326)
Prepaid expenses		(76)	(87)
Share-based compensation		(7)	-
Gross deferred tax liabilities		(1,427)	(1,413)
Net deferred tax liabilities		$(1,344)	$(1,326)

The deferred tax amounts above have been reflected on the consolidated statements of financial position as of December 31, 2011 and 2010 as follows:

(thousands)	2011	2010
Current deferred tax assets	$-	$-
Long-term deferred tax liabilities	(1,344)	(1,326)
Deferred tax liabilities, net	$(1,344)	$(1,326)

The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings currently and in the future.  At December 31, 2011, the Company had a federal net operating loss carryforward of approximately $21.0 million that will begin to expire in 2028 and state net operating loss carryforwards of approximately $27.1 million that will expire in varying amounts between 2012 and 2029.  At December 21, 2011, the Company’s federal and state net operating loss carryforwards exceeded taxable income for 2011.

At December 31, 2011, the Company has federal AMT credit carry-forwards of $0.2 million and state manufacturing credit carry-forwards of $0.1 million which are available to be directly offset against future federal and state income tax liabilities.  The state manufacturing carry-forwards expire in 2013.  The AMT credits do not expire.

There were no federal or state income taxes paid in each of the three years ended December 31, 2011, 2010 and 2009.

The Company is subject to periodic audits by domestic tax authorities.  Currently, the Company has no audits scheduled.   For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2007.

16.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”).  The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

The Company has 20,000,000 shares of common stock authorized, without par value, of which 9,976,495 shares were issued and outstanding as of December 31, 2011.

During 2011, 2010 and 2009, the Company issued 663,306, 131,000, and 156,250 shares, respectively, related to the exercise of stock warrants and stock options and to stock-based compensation plans.  See Note 20 for further details.

Accumulated Other Comprehensive Income (Loss)

U.S. GAAP defines comprehensive income as non-shareholder changes in equity.  The components of and changes in accumulated other comprehensive loss as of December 31, 2011, 2010, and 2009 are as follows:

(thousands)	Interest Rate Swap Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance, January 1, 2009	$(1,313)	$(126)	$	(1,439)
Current period change, net of tax	318	(60)		258
Balance, December 31, 2009	(995)	(186)		(1,181)
Current period change, net of tax	318	33		351
Balance, December 31, 2010	(677)	(153)		(830)
Current period change, net of tax	677	(30)		647
Balance, December 31, 2011	$-	$(183)		$(183)

Warrants

2008 Warrants

In December 2008, the Company issued the 2008 Warrants.  Pursuant to the anti-dilution provisions of the Warrant Agreement, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Plan, of restricted stock at a price less than, and options to purchase common stock with an exercise price less than, the 2008 Warrant exercise price then in effect.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance of the March 2011 Warrants discussed above.

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 22,586 shares and 59,815 shares of the Company’s common stock, respectively.  In connection with the cashless exercises, 12,956 and 32,219 net shares of common stock were issued, respectively.  The fair value of the shares in the aggregate of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the then remaining 2008 Warrants was increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance of the September 2011 Warrants discussed above.

In September 2011, one of the members of the Company’s former bank lending group exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of the shares of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  As of December 31, 2011, there were in aggregate 328,169 shares of common stock issuable upon exercise of the remaining 2008 Warrants.

March 2011 Warrants

In March 2011, the Company issued the March 2011 Warrants.  The two holders of the March 2011 Warrants exercised their warrants to purchase in the aggregate 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share in 2011.  The $0.6 million fair value of the 250,000 shares in aggregate was reclassified to shareholders’ equity on the consolidated statements of financial position.  See Note 11 for further details.

September 2011 Warrants

In September 2011, the Company issued the September 2011 Warrants.  The two holders of the September 2011 Warrants exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in 2011.  The $0.3 million fair value of the 135,000 shares in aggregate was reclassified to shareholders’ equity on the consolidated statements of financial position.  See Note 11 for further details.

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

On March 12, 2008, in connection with a private placement of common stock with affiliates of TCOMF2 (collectively, “Tontine Capital”), the Company amended the provisions of the Shareholder Rights Agreement to exempt all Tontine Capital entities or any of their affiliates or associates.

17.	INCOME PER COMMON SHARE

Income per common share is calculated for the years ended December 31, 2011, 2010 and 2009 as follows:

(thousands except per share data)	2011	2010	2009
Income (loss) from continuing operations	$8,470	$1,226	$(5,443)
Income (loss) from discontinued operations	-	-	922
Net income (loss) for basic and diluted per share calculation	$8,470	$1,226	$(4,521)

Weighted average common shares outstanding – basic	9,757	9,351	9,198
Effect of potentially dilutive securities	399	512	-
Weighted average common shares outstanding – diluted	10,156	9,863	9,198

Basic net income (loss) per share:
Continuing operations	$0.87	$0.13	$(0.59)
Discontinued operations	-	-	0.10
Net income (loss)	$0.87	$0.13	$(0.49)

Diluted net income (loss) per share:
Continuing operations	$0.83	$0.12	$(0.59)
Discontinued operations	-	-	0.10
Net income (loss)	$0.83	$0.12	$(0.49)

For the year ended December 31, 2009, there is no difference in basic and diluted earnings per share since a net loss was recorded in this period, resulting in all common stock equivalents having no dilutive effect.  Approximately 132,200 shares related to stock options and 192,900 shares related to stock warrants were excluded from diluted earnings per share in 2009 because of their anti-dilutive effect.

18.	LEASE COMMITMENTS

Leases

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2018.  These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties.

At December 31, 2011, future minimum lease payments for continuing operations required under facility and equipment operating leases that have initial or remaining noncancelable lease terms in excess of one year, are as follows:

(thousands)	Facility Leases	Equipment Leases
2012	$2,557	$989
2013	1,824	677
2014	1,610	596
2015	988	497
2016	776	404
Thereafter	970	462
Total minimum lease payments	$8,725	$3,625

The total rent expense (in thousands) included in the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 is $3,111, $3,415, and $3,841, respectively. Rent expense in 2011 and 2010 was reduced by $0.4 million and $0.3 million, respectively, for the recognition of the portion of the deferred gain that is being amortized and offset against lease payments related to the sale of the California facility in the first quarter of 2010.  In addition, rent expense in these same periods was also reduced by $0.4 million and $0.2 million, respectively, for lease payments received from a third party that is currently leasing the Company’s owned building in New London, NC.   See Note 6 for further details.

19.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

The Company has a self-insured health plan for its employees under which there is both a participant stop loss and an aggregate stop loss based on total participants.  The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2011.

20.	COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees.  The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death.  The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.

The assumed discount rate to measure the liability was 7% for both of the years ended December 31, 2011 and 2010.  The Company recognized expense of $0.2 million for each of the years ended December 31, 2011, 2010 and 2009 in conjunction with this plan.  Life insurance contracts have been purchased which may be used to fund these agreements.  The contracts are recorded at their cash surrender value in the statements of financial position.  Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented.  Additionally, the Company records gains or losses on the cash surrender value in the period incurred.  The Company recognized gains of $21,000, $139,000 and $109,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Bonus Plan

The Company pays bonuses to certain management and sales personnel.  Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria.  The charge to operations amounted to approximately $2.4 million, $1.4 million and $89,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon completion of a 90-day probationary period and who are at least 18 years of age.  The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors.  The contributions and related expense for the years ended December 31, 2011, 2010 and 2009 were immaterial.

Stock Option and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, performance share awards, time-based share awards, restricted stock awards, and other stock-based incentives were made available to certain key employees, directors and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria.  Non-equity incentive plan awards are intended to reward outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan and are tied to items including sales levels and EBITDA.

The Company recorded compensation expense of $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, on the consolidated statements of operations for its stock-based compensation plans.

In November 2009, Patrick’s shareholders approved the Patrick Industries, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) which included incentive stock options, non-qualified stock options, related stock appreciation rights, performance and restricted stock awards, and other awards.  Prior to November 2009, Patrick granted equity awards under the terms of the 1987 Plan.  Stock options and awards previously granted under the 1987 Plan were not affected by the 2009 Plan and will remain outstanding until they are exercised, expire or otherwise terminate.  The shares that were available for future awards under the 1987 Plan are included in the total shares available under the 2009 Plan.

The Company’s 2009 Plan permits the future granting of share options and share awards to its employees, Directors and other service providers for up to 573,877 shares of stock as of December 31, 2011.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Ten percent of the option awards granted on May 21, 2009 under the 1987 Plan were immediately vested on the grant date.  The remaining options will vest in increments until the completion of a three-year period of continuous employment and have 10-year contractual terms.

The following table summarizes the Company’s option activity during the years ended December 31, 2011, 2010 and 2009:

Years ended December 31	2011		2010		2009
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding, beginning of year	497	$1.61	585	$2.67	126	$9.99
Granted during the year	-	-	-	-	495	1.25
Forfeited during the year	(22)	9.36	(88)	8.70	(31)	9.99
Exercised during the year	(23)	0.90	-	-	(5)	1.25
Outstanding, end of year	452	$1.27	497	$1.61	585	$2.67

Vested Options:
Vested during the year	166	$1.25	124	$1.25	67	$3.49
Eligible, end of year for exercise	317	$1.27	187	$2.20	143	$7.02

Aggregate intrinsic value of total options outstanding ($ thousands)		$1,282		$310		$578

Aggregate intrinsic value of options exercisable ($ thousands)		$897		$108		$58
Weighted average fair value of options granted during the year		N/A		N/A		$1.25

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, based on the Company’s closing stock price of $4.10 per share as of December 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2011 and 2009 was $28,000 and $16,000, respectively.  The cash received, and the tax benefit realized from, the exercise of stock options was approximately $21,000 and $7,000 in 2011 and 2009, respectively.  No options were exercised for the year ended December 31, 2010.  There are 141,000 stock options that are expected to vest in 2012.

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

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2009.  There were no stock options granted in 2011 and 2010.

2009
Dividend rate	-%
Risk-free interest rate	3.37%
Expected option life	4 years
Price volatility	71.42%

A summary of options outstanding and exercisable at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
(shares in thousands)	Outstanding	Life (years)	Price	Exercisable	Price
2009 Grants:
Exercise price - $0.75	218	7.4	$0.75	153	$0.75
Exercise price - $1.75	234	7.4	1.75	164	1.75

In conjunction with the Company’s restricted stock awards, the Board of Directors approved the following share grants in 2010 and 2011: 131,000 shares on May 20, 2010; 140,000 shares on March 1, 2011; 21,000 shares on May 26, 2011; and 3,500 shares on August 18, 2011.

As of December 31, 2011, there was approximately $0.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of approximately 14 months.  The total fair value of stock options vested was approximately $0.2 million for each of the three years ended December 31, 2011, 2010 and 2009.

Restricted Stock

The following table summarizes the activity for unvested restricted stock for the years ended December 31, 2011 and 2010:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, January 1, 2010	112	$1.35
Granted during the year	131	2.75
Vested during the year	(89)	1.88
Unvested, December 31, 2010	154	2.23
Granted during the year	165	2.06
Vested during the year	(141)	2.06
Unvested, December 31, 2011	178	$2.21

The total fair value of restricted stock vested during the years ended December 31, 2011 and 2010 was approximately $0.3 million and $0.2 million, respectively.

21.	SEGMENT INFORMATION

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

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, the recently acquired solid surface fabrication operation (AIA) and the recently acquired exterior graphics division (Performance Graphics).  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.  The Manufacturing segment contributed approximately 76%, 80% and 79% of the Company’s net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, and other miscellaneous products.  The Distribution segment contributed approximately 24%, 20% and 21% of the Company’s net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company sold certain assets and the business of its American Hardwoods operation in January 2009 and sold the building that housed this operation in June 2009.  Results relating to this operation, which were previously reported in the Distribution segment, were reclassified to discontinued operations for the period presented.

The Company sold certain assets and the business of its aluminum extrusion operation in July 2009.  Results relating to this operation, which comprised the entire Engineered Solutions segment, were reclassified to discontinued operations for the period presented.

The accounting policies of the segments are the same as those described in Note 2, except that segment data includes intersegment sales.  Assets are identified to the segments with the exception of cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with the corporate division.  The corporate division charges rents to the segments for use of the land and buildings based upon estimated market rates.  The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices.  The Company also records certain income from purchase incentive agreements as corporate division revenue.  The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income and total identifiable assets.  In addition, certain significant items (the majority of which are non-cash in nature), are presented in the table below.

The table below presents information about the net income, segment assets, and certain other items that are either used by or provided to the chief operating decision makers of the Company as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

2011
	Manufacturing	Distribution	Total
Net outside sales	$232,460	$75,362	$307,822
Intersegment sales	11,800	360	12,160
Total sales	244,260	75,722	319,982
Cost of goods sold	210,797	63,636	274,433
Operating income	18,805	2,689	21,494
Identifiable assets	50,139	16,446	66,585
Depreciation and amortization	3,553	330	3,883

2010
	Manufacturing	Distribution	Total
Net outside sales	$222,909	$55,323	$278,232
Intersegment sales	11,632	234	11,866
Total sales	234,541	55,557	290,098
Cost of goods sold	212,954	47,235	260,189
Operating income	7,873	1,364	9,237
Identifiable assets	39,414	13,587	53,001
Depreciation and amortization	3,618	199	3,817

2009
	Manufacturing	Distribution	Total
Net outside sales	$168,710	$43,812	$212,522
Intersegment sales	8,726	9	8,735
Total sales	177,436	43,821	221,257
Cost of goods sold	160,894	37,834	198,728
Operating income	5,043	167	5,210
Identifiable assets	44,128	8,262	52,390
Depreciation and amortization	3,945	126	4,071

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Net sales:
Total sales for reportable segments	$319,982	$290,098	$221,257
Elimination of intersegment sales	(12,160)	(11,866)	(8,735)
Consolidated net sales	$307,822	$278,232	$212,522

Cost of goods sold:
Total cost of goods sold for reportable segments	$274,433	$260,189	$198,728
Elimination of intersegment cost of goods sold	(12,160)	(11,866)	(8,735)
Consolidation reclassifications	(89)	(175)	(99)
Corporate incentive agreements	(73)	(269)	(382)
Other	1,403	715	131
Consolidated cost of goods sold	$263,514	$248,594	$189,643

Operating income:
Operating income for reportable segments	$21,494	$9,237	$5,210
Corporate incentive agreements	73	269	382
Gain on sale of fixed assets and acquisition of business	244	2,866	1,201
Unallocated corporate expenses	(7,507)	(5,402)	(5,093)
Amortization	(829)	(564)	(353)
Consolidated operating income	$13,475	$6,406	$1,347

Consolidated total assets:
Identifiable assets for reportable segments	$66,585	$53,001	$52,390
Corporate property and equipment	14,769	14,649	15,030
Current assets not allocated to segments	1,844	3,517	508
Intangibles and other assets not allocated to segments	2,572	3,650	4,558
Consolidation eliminations	-	-	(274)
Assets held for sale	-	-	4,825
Consolidated total assets	$85,770	$74,817	$77,037

Depreciation and amortization:
Depreciation and amortization for reportable segments	$3,883	$3,817	$4,071
Corporate depreciation and amortization	1,033	1,153	1,200
Consolidated depreciation and amortization	$4,916	$4,970	$5,271

Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $0.5 million and $0.4 million, respectively.  Intangible assets amortization expense in the Distribution segment was $0.2 million and $61,000 in 2011 and 2010, respectively.  There was no amortization expense in the Distribution segment in 2009.

Corporate incentive agreements include vendor rebate agreements and are included as a reduction of cost of goods sold.  Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.  Beginning in January 2011, a majority of the corporate expenses were allocated to the business units within the Company’s Manufacturing and Distribution segments in accordance with changes made to the Company’s internal reporting structure.

Major Customers

The Company had one RV customer that accounted for approximately 34% and 29% of the trade receivables balance at December 31, 2011 and 2010, respectively.  This same customer accounted for approximately 32%, 27% and 21% of consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, sales to a different RV customer accounted for approximately 17%, 18% and 14% of consolidated net sales in 2011, 2010 and 2009, respectively.   In addition, in 2009, sales to a MH customer accounted for approximately 12% of consolidated net sales of the Company.  There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2011 and 2010.

22.	SUBSEQUENT EVENTS

Acquisition of Décor Mfg., LLC

On March 2, 2012, the Company completed the acquisition of the business and certain assets of Décor Mfg., LLC (“Décor”), a premier laminating operation located in Tualatin, Oregon, for a purchase price of approximately $4.4 million.  Décor primarily produces laminated and wrapped products for the Northwestern U.S.-based RV industry.   In addition to providing opportunities for the Company to increase its market share and per unit content, the Décor acquisition will afford the Company the immediate potential to establish a significant RV presence in the Northwest.

The acquisition was funded through borrowings under the Company’s 2011 Credit Facility and the issuance of 100,000 shares of the Company’s common stock.  The business will continue to operate on a stand-alone basis under the Décor Mfg. name in its existing manufacturing facility in Tualatin.

The purchase price allocation and all required purchase accounting adjustments will be finalized in the first quarter of 2012 and the results of operations for Décor will be included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.

2008 Stock Warrant and Stock Option Exercises

As of March 13, 2012, three additional members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 179,531 shares of the Company’s common stock.  In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of the shares will be reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the respective exercise dates.  As of March 13, 2012, there were in aggregate 148,638 shares of common stock issuable upon exercise of the remaining 2008 Warrants.  In addition, through March 13, 2012, the Company had issued 3,500 shares related to the exercise of stock options.

Senior Management Stock Grants
In conjunction with the Company’s long-term incentive plan, the Board of Directors approved the following grants of restricted stock in the first quarter of 2012: 15,000 shares on February 16, 2012 and 122,800 shares on March 12, 2012.