Form 10-Q
period 2012-04-01
PATRICK INDUSTRIES INC
filed 2012-05-15
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 27, 2012, there were 10,396,654 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) April 1, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,244	$550
Trade receivables, net	30,645	14,171
Inventories	29,562	27,503
Prepaid expenses and other	1,974	2,161
Total current assets	63,425	44,385
Property, plant and equipment, at cost	78,671	77,499
Less accumulated depreciation	55,560	54,521
Property, plant and equipment, net	23,111	22,978
Goodwill	5,759	4,319
Intangible assets, net of accumulated amortization (2012: $2,062; 2011: $1,746)	12,862	11,515
Deferred financing costs, net of accumulated amortization (2012: $582; 2011: $432)	1,761	1,898
Other non-current assets	659	675
TOTAL ASSETS	$107,577	$85,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,000	$1,000
Accounts payable	23,491	10,915
Accrued liabilities	6,233	7,935
Total current liabilities	30,724	19,850
Long-term debt, less current maturities and discount	35,433	31,954
Deferred compensation and other	4,275	3,780
Deferred tax liabilities	1,344	1,344
TOTAL LIABILITIES	71,776	56,928

SHAREHOLDERS’ EQUITY
Common stock	55,147	54,242
Accumulated other comprehensive loss	(183)	(183)
Additional paid-in capital	2,336	1,293
Accumulated deficit	(21,499)	(26,510)
TOTAL SHAREHOLDERS’ EQUITY	35,801	28,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,577	$85,770

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(thousands except per share data)	First Quarter Ended
	April 1, 2012	March 27, 2011

NET SALES	$102,688	$69,485
Cost of goods sold	86,254	61,595
Gross profit	16,434	7,890
Operating expenses:
Warehouse and delivery	3,674	3,113
Selling, general and administrative	4,918	3,857
Amortization of intangible assets	316	172
Gain on sale of fixed assets	-	(24)
Total operating expenses	8,908	7,118
OPERATING INCOME	7,526	772
Stock warrants revaluation	1,670	270
Interest expense, net	845	1,737
Income (loss) before income taxes	5,011	(1,235)
Income taxes	-	-
NET INCOME (LOSS)	$5,011	$(1,235)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.49	$(0.13)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.47	$(0.13)

Weighted average shares outstanding - Basic	10,219	9,452
- Diluted	10,707	9,452

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(thousands)	First Quarter Ended
	April 1, 2012	March 27, 2011
Net income (loss)	$5,011	$(1,235)
Amortization of loss on interest rate swap agreements, net of $451 tax	-	677
Comprehensive income (loss)	$5,011	$(558)

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	April 1, 2012	March 27, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,011	$(1,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,112	1,017
Amortization of intangible assets	316	172
Stock-based compensation expense	120	73
Deferred compensation expense	58	58
Gain on sale of fixed assets	-	(24)
Stock warrants revaluation	1,670	270
Decrease in cash surrender value of life insurance	22	45
Deferred financing amortization	150	349
Amortization of debt discount	49	-
Interest paid-in-kind	-	112
Amortization of loss on interest rate swap agreements	-	677
Change in fair value of derivative financial instruments	-	(106)
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(15,194)	(15,614)
Inventories	(1,156)	(612)
Prepaid expenses and other	199	467
Accounts payable and accrued liabilities	9,499	15,469
Payments on deferred compensation obligations	(87)	(115)
Net cash provided by operating activities	1,769	1,003
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(835)	(194)
Proceeds from sale of property, equipment and facilities	-	24
Business acquisitions	(3,691)	-
Other	(6)	(7)
Net cash used in investing activities	(4,532)	(177)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings, net	3,430	1,050
Proceeds from life insurance policy loans	-	2,762
Payment on termination of interest rate swap agreements	-	(1,137)
Payment of deferred financing/debt issuance costs	(13)	(617)
Other	40	9
Net cash provided by financing activities	3,457	2,067
Increase in cash and cash equivalents	694	2,893
Cash and cash equivalents at beginning of year	550	1,957
Cash and cash equivalents at end of period	$1,244	$4,850

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 1, 2012 and December 31, 2011, and its results of operations and cash flows for the three months ended April 1, 2012 and March 27, 2011.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2011.  Operating results for the first quarter ended April 1, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Comprehensive Income Presentation

In June 2011, the FASB issued guidance to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under the new guidance, all non-owner changes in stockholders’ equity will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  Under both approaches, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented.  The guidance became effective for financial statements issued in the first quarter of 2012.  The Company is utilizing the two-statement approach to present the components of other comprehensive income.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	April 1, 2012	Dec. 31, 2011
Raw materials	$17,314	$14,382
Work in process	1,357	1,950
Finished goods	2,759	2,353
Less: reserve for inventory obsolescence	(666)	(451)
Total manufactured goods, net	20,764	18,234
Materials purchased for resale (distribution products)	9,102	9,519
Less: reserve for inventory obsolescence	(304)	(250)
Total materials purchased for resale (distribution products), net	8,798	9,269
Total inventories	$29,562	$27,503

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.   The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. (“Adorn”) acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Performance Graphics, and Décor Mfg., LLC (“Décor”).  While Gravure Ink, AIA, Performance Graphics, and Décor remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon International Group (“Blazon”), which remains a reporting unit for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the first quarter ended April 1, 2012.  There have been no material changes to the methods of evaluating goodwill and intangible asset impairments during the first quarter of 2012.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

In March 2012, the Company acquired the business and certain assets of Tualatin, Oregon-based Décor.  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $655; trademarks - $624; non-compete agreements - $384; and goodwill - $1,440. The goodwill recognized is expected to be deductible for income tax purposes.  The Decor reporting unit is included in the Manufacturing segment.  See Note 5 for further details.

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 1, 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2012	$4,214	$105	$4,319
Acquisition	1,440	-	1,440
Balance – April 1, 2012	$5,654	$105	$5,759

Other Intangible Assets

As of April 1, 2012, the remaining intangible assets balance of $12.9 million is comprised of $2.7 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $10.2 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.  There was no impairment recognized for indefinite-lived intangible assets during the first quarter ended April 1, 2012.

Other intangible assets, net consist of the following as of April 1, 2012 and December 31, 2011:

(thousands)	April 1, 2012	Dec. 31, 2011
Trademarks	$2,713	$2,089
Customer relationships	10,923	10,268
Non-compete agreements	1,288	904
	14,924	13,261
Less: accumulated amortization	(2,062)	(1,746)
Other intangible assets, net	$12,862	$11,515

Changes in the carrying value of other intangible assets for the three months ended April 1, 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2012	$10,583	$932	$11,515
Acquisition	1,663	-	1,663
Amortization	(246)	(70)	(316)
Balance – April 1, 2012	$12,000	$862	$12,862

5.	ACQUISITIONS

2012 Acquisition

Décor

On March 2, 2012, the Company acquired certain assets of Décor, a laminating operation located in Tualatin, Oregon, for a purchase price of $4.3 million.  This acquisition expanded the Company’s revenues to its existing customer base in the recreational vehicle (“RV”) industry sector and significantly expanded the Company’s RV presence in the Northwest.  The results of operations for Décor are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Décor team to maximize efficiencies, revenue impact, market share growth, and net income.   The acquisition was funded through cash from borrowings of $3.7 million under the Company's revolving credit facility, and the issuance of 100,000 shares or $0.6 million of Patrick common stock.  The value of the common stock issued was based on the closing stock price of $6.42 per share on March 2, 2012.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments will be finalized in the second quarter of 2012.  The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,280
Inventories	903
Property, plant and equipment	400
Prepaid expenses	22
Accounts payable and accrued liabilities	(1,375)
Intangible assets	1,663
Goodwill	1,440
Total purchase price	$4,333

2011 Acquisitions

Praxis

In June 2011, the Company acquired certain assets of The Praxis Group (“Praxis”), a manufacturer and distributor of countertops, foam products, shower doors, electronics, and furniture products for the RV industry.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry.  The results of operations for Praxis are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition in the second quarter of 2011.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the consolidated statements of operations for the year ended December 31, 2011.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  In addition to the intangible assets of $0.4 million acquired, the Company acquired typical working capital items of trade receivables and inventories, net of accounts payable assumed, of $0.1 million, and property, plant and equipment of $0.2 million.

AIA

In September 2011, the Company acquired certain assets of Syracuse, Indiana-based AIA, a fabricator of solid surface, granite, and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets, for $5.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry and industrial market sectors.  The results of operations for AIA are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the organizational talent and expertise of the AIA team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Performance Graphics

In December 2011, the Company acquired certain assets of Elkhart, Indiana-based Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries, for $1.3 million.  This acquisition expanded the Company’s product offerings in the RV and industrial market sectors.  The results of operations for Performance Graphics are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the expertise of the Performance Graphics team to maximize efficiencies, revenue impact, market share growth, and net income.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2012.   In addition to the goodwill and intangible assets of $0.5 million acquired, the Company acquired typical working capital items of trade receivables and inventories, net of accounts payable assumed, of $0.2 million, and property, plant and equipment of $0.6 million.

The following unaudited pro forma information assumes the Décor and AIA acquisitions occurred as of the beginning of the periods presented.  The pro forma information contains the actual operating results of Décor and AIA combined with the results prior to the acquisition dates in March 2012 and September 2011, respectively, adjusted to reflect the pro forma impact of the acquisitions occurring at the beginning of the period.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Décor acquisition of approximately $30,000 for the first quarter ended April 1, 2012 and approximately $45,000 for the first quarter ended March 27, 2011.   Amortization expense of approximately $95,000 related to intangible assets acquired in the AIA acquisition is included in the pro forma information for the first quarter ended March 27, 2011.  Pro forma information related to the Praxis and the Performance Graphics acquisitions is not included in the table below as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

	First Quarter Ended
(thousands except per share data)	April 1, 2012	March 27, 2011
Revenue	$106,077	$79,561
Net income (loss)	5,013	(329)
Income (loss) per share – basic	0.49	(0.03)
Income (loss) per share – diluted	0.47	(0.03)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions.  The Company recorded compensation expense of $0.1 million for both the first quarter ended April 1, 2012 and March 27, 2011 for its stock-based compensation plans on the condensed consolidated statements of operations.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2011 and 2012: 140,000 shares on March 1, 2011, 21,000 shares on May 26, 2011, 3,500 shares on August 18, 2011, 15,000 shares on February 16, 2012, and 122,800 shares on March 12, 2012.

As of April 1, 2012, there was approximately $1.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 23.5 months.

7.	GAIN ON SALE OF FIXED ASSETS

In March 2010, the Company sold its remaining manufacturing and distribution facility in Fontana, California.  The net proceeds from the sale of this facility of $4.3 million exceeded the carrying value, resulting in a total pretax gain on sale of $2.7 million.  In connection with the sale, the Company entered into a lease agreement with the purchaser which allowed the Company to continue operating in a portion of the facility.  Because the sale-leaseback of the California facility satisfied all the conditions to qualify as an operating lease and the Company determined that it has less than substantially all of the use of the property, the timing of the recognition of the gain on the sale depended on whether the Company leased back a minor portion of the asset or more than a minor portion.  It was determined that the Company leased back more than a minor portion of the property since the present value of the amount of the rentals for the leaseback period of $0.7 million represented more than 10% of the fair value of the facility sold.  Therefore, the pretax gain in excess of the present value of the rent of $2.0 million was recognized immediately into earnings in the first quarter of 2010.  The remaining $0.7 million of the pretax gain was deferred and was being offset against future lease payments (beginning in the second quarter of 2010) over the 24-month term of the lease in proportion to the related gross rentals.  The lease term, which was originally due to expire in March 2012, was renewed in the fourth quarter of 2011 for an additional six-month period with a September 2012 expiration date.  In the second quarter of 2012, the lease term was extended for an additional 36 months and will expire in September 2015.  The deferred gain recognized during both the first quarter ended April 1, 2012 and March 27, 2011 was $0.1 million.

8.	INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.   Certain common stock equivalents related to options in the first quarter of 2011 were not included in the computation of diluted net income per share because those option exercise prices were greater than the average market price of the common shares.

Basic and diluted earnings per common share for the first quarter periods was calculated using the weighted average shares as follows:

	First Quarter Ended
(thousands)	April 1, 2012	March 27, 2011
Weighted average common shares outstanding - basic	10,219	9,452
Effect of potentially dilutive securities	488	-
Weighted average common shares outstanding - diluted	10,707	9,452

For the first quarter ended March 27, 2011, there is no difference in basic and diluted earnings per share because a net loss was recorded in this period resulting in all common stock equivalents having no dilutive effect.  In the first quarter of 2011, potentially dilutive securities totaling approximately 200,000 shares related to stock options and 265,900 shares related to stock warrants were excluded from diluted earnings per common share because of their anti-dilutive effect.

9.	OTHER NON-CURRENT ASSETS

As of April 1, 2012 and December 31, 2011, other non-current assets of $0.7 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million.  These borrowings were entered into to provide an additional source of liquidity in connection with the refinancing of the Company’s previous credit facility.

10.	DEBT

 A summary of total debt outstanding at April 1, 2012 and December 31, 2011 is as follows:

(thousands)	April 1, 2012	Dec. 31, 2011
Long-term debt:
Revolver	$28,786	$24,336
Secured senior subordinated notes	6,930	7,700
Subordinated secured promissory note	1,500	1,750
Debt discount	(783)	(832)
Total long-term debt	36,433	32,954
Less: current maturities of long-term debt	1,000	1,000
Total long-term debt, less current maturities and discount	$35,433	$31,954
Total long-term debt	$36,433	$32,954

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

As of April 1, 2012, the Company had $28.8 million outstanding under its Revolver.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of April 1, 2012 was $42.5 million.

At April 1, 2012, the interest rate for borrowings under the Revolver was the Prime Rate plus 2.00% (or 5.25%), or LIBOR plus 3% (or 3.24%), and the fee payable on committed but unused portions of the Revolver was 0.375%.   At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2012, a limitation on annual capital expenditures of $4.0 million.

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

As of and for the fiscal period ended April 1, 2012, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended April 1, 2012 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.7
Excess availability plus qualified cash (end of period)	$2,000	$14,882
Annual capital expenditures limitation (actual year-to-date)	$4,000	$835

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $2.5 million principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to each of Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek, or $5.0 million in the aggregate.  The March 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

On March 30, 2012, the Company exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2 and Northcreek in which both parties (i) agreed to waive their respective rights to require the Company to make the March 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the Northcreek portion of the March 2011 Notes to prepay an additional $250,000 of principal amount of the March 2011 Notes  held by TCOMF2.

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants (as defined herein). The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.   As of April 1, 2012, the unamortized portion of the debt discount was $0.6 million.

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

On March 30, 2012, the Company also exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants (as defined herein).  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of April 1, 2012, the unamortized portion of the debt discount was $0.2 million.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.   As of April 1, 2012, the principal amount outstanding under the Promissory Note was $1.5 million.

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

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan to hedge against increases in variable interest rates.  Effective with the Second Amendment dated December 11, 2008 (the “Second Amendment”) to the 2007 Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on March 25, 2011 discussed below, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the condensed consolidated statements of operations.

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

For the first quarter ended March 27, 2011, amortized losses of $0.7 million were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps of $0.7 million for first quarter 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

Warrants Subject to Revaluation

2008 Warrants

In conjunction with the Second Amendment, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase 474,049 shares of the Company’s common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share.   The Company accounts for the 2008 Warrants as derivative financial instruments.  The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to Patrick Industries, Inc. 1987 Stock Option Program, as amended and restated, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

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

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase, in the aggregate, 82,401 shares of the Company’s common stock.  In connection with the cashless exercises, 45,175 net shares of common stock in the aggregate were issued.  The fair value of the shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following these exercises, there were in aggregate 413,996 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

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

In September 2011, one of the members of the Company’s former bank lending group exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise,

45,881 net shares of common stock were issued.  The fair value of the shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following this exercise, there were in aggregate 328,169 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

In the first quarter of 2012, three additional members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of the shares of $1.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  As of April 1, 2012, there were in aggregate 148,638 shares of common stock issuable upon exercise of the remaining 2008 Warrants.

March 2011 Warrants

On March 31, 2011, as partial consideration for the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in the aggregate was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.  The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations. Northcreek and an affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

The 2008 Warrants are measured (and the March 2011 Warrants and the September 2011 Warrants were measured until their exercise) at fair value on a recurring basis using Level 2 valuation methodologies.  The Company estimates the fair value of all stock warrants outstanding at the end of the period by applying the Black-Scholes model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of the fair value and include the dividend yield, exercise price and forfeiture rate.  Expected volatilities are based on historical volatility of the Company stock.  The expected term of the stock warrants represents the period of time that the warrants are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the valuation for instruments of a similar term.

The following table presents assumptions used in the Black-Scholes model to determine the change in fair value of the 2008 Warrants as of and for the fiscal periods ended April 1, 2012 and March 27, 2011:

	April 1, 2012	March 27, 2011
Stock trading value (1)	$12.15	$2.50
Risk-free interest rate	2.23%	3.46%
Expected warrant remaining life	6.75 years	7.75 years
Price volatility	79.50%	77.96%

(1)	Represents the closing market price of the Company’s common stock on March 30, 2012 and March 25, 2011 (last trading day of the period on the NASDAQ stock market).

The Company utilized the same methodology to determine the fair value of the 2008 Warrants exercised in the three months ended April 1, 2012.  There were no stock warrants exercised in the three months ended March 27, 2011.  The total fair value of the outstanding warrants as of and for the three month periods ended April 1, 2012 and March 27, 2011 is as follows:

(thousands)	April 1, 2012	March 27, 2011
Balance at beginning of period	$1,191	$770
Reclassification of fair value of exercised warrants to shareholders’ equity	(1,146)	-
Change in fair value, included in earnings	1,670	270
Balance at end of period	$1,715	$1,040

12.	FAIR VALUE MEASUREMENTS

There was no liability for the fair value of the interest rate swap agreements as of December 31, 2011 because the agreements were terminated on March 25, 2011.  Prior to March 25, 2011, these liabilities fell within Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.  Financial instruments included in Level 2 of the fair value hierarchy include the Company’s interest rate swap agreements (until their termination on March 25, 2011) and the 2008 Warrants.  The interest rate swaps were valued based on the LIBOR yield curve and the fair market values were provided by the Company’s lending institution.

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of April 1, 2012 and December 31, 2011 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt approximated fair value as of April 1, 2012 and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

13.	COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive loss, net of tax, relating to changes in accumulated pension benefit  was $0.2 million at both April 1, 2012 and December 31, 2011.

In conjunction with the establishment of the 2011 Credit Facility, the Company terminated and paid off its two interest rate swap agreements on March 25, 2011.  The swap agreements were entered into with JPMorgan in March 2005 and July 2007.  The amortization of unrealized losses on the swaps of $0.7 million in the first three months of 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

14.	INCOME TAXES

The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of approximately $15.6 million at April 1, 2012 and December 31, 2011.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their realizability through continued profitability and/or from other factors.  The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.  The effective tax rate for the first quarter of 2012 and 2011 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

15.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, the acquired solid surface fabrication operation (AIA), and the acquired exterior graphics division (Performance Graphics).  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.  The Manufacturing segment contributed approximately 78% and 77% of the Company’s net sales for the first quarter ended April 1, 2012 and March 27, 2011, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors,  furniture, fireplace and slide-out surrounds and fascia, and other miscellaneous products.  The Distribution segment contributed approximately 22% and 23% of the Company’s net sales for the first quarter ended April 1, 2012 and March 27, 2011, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended April 1, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$79,687	$23,001	$102,688
Intersegment sales	3,991	395	4,386
Operating income	8,093	1,335	9,428

First Quarter Ended March 27, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$53,319	$16,166	$69,485
Intersegment sales	3,042	8	3,050
Operating income	2,340	227	2,567

The table below presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	April 1, 2012	March 27, 2011
Operating income for reportable segments	$9,428	$2,567
Corporate incentive agreements	45	60
Gain on sale of fixed assets	-	24
Unallocated corporate expenses	(1,631)	(1,707)
Amortization of intangible assets	(316)	(172)
Consolidated operating income	$7,526	$772

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 35 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended April 1, 2012 Compared to 2011

REVIEW BY BUSINESS SEGMENT
General
First Quarter Ended April 1, 2012 Compared to 2011
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The first quarter of 2012 reflected a continuation of growth in the recreational vehicle (“RV”) market and preliminary signs of a recovery in the manufactured housing (“MH”) and industrial markets.  We are continuing to capture market share through our strategic acquisition and new product initiatives, which resulted in sales levels improving beyond the general industry results.  While there remains general uncertainty related to the strength of the overall economy, the impact of high gasoline prices, the European debt crisis, and the impact of the upcoming November 2012 elections in the U.S, among other things, we are anticipating moderate and steady

industry growth to continue through at least the second quarter of 2012 in all three of our primary markets.   As we look ahead to the third and fourth quarters of 2012, we believe the potential exists for the same growth trends, however, the impact on seasonal demand patterns resulting from changing RV dealer show schedules and the milder than normal winter season in the Midwest and other areas remains in question, as well as the impact of the macroeconomic conditions described above.

We are currently forecasting a 6% increase in wholesale RV unit shipments in 2012, which is consistent with guidance published by the Recreational Vehicle Industry Association (“RVIA”).   In addition, although we expect an increase in production levels in the MH industry in 2012, we believe that wholesale unit shipments in this industry will continue to be well below the levels seen during the period of 2004 through 2007.  New housing starts in 2012 are estimated to improve by approximately 18% year-over-year (as forecasted by the National Association of Home Builders as of March 30, 2012), consistent with slowly improving overall economic conditions.

RV Industry

The RV industry, which is our primary market and represented 69% of the Company’s first quarter 2012 sales, continued to strengthen from a year over year perspective as evidenced by an increase of approximately 10% in wholesale unit shipments versus the comparable 2011 period, according to the RVIA.  Industry-wide retail sales and the related production levels of RVs will depend to a significant extent on the course of the economy and consumer confidence.  Continued high or increased fuel prices could negatively impact RV retail unit sales in the short-term; however, we believe there is a positive correlation between consumer confidence and RV shipment levels, and therefore, we believe the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve.

Although consumers still remain cautious when deciding whether or not to purchase discretionary items such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  Factors that may favorably impact production levels further in this industry include stronger economic growth, increased jobs growth, and easing consumer credit.  The increase in unit shipments in the RV market since 2010 compared to the continued softness during this period in the other primary market sectors in which Patrick operates, and the acquisitions completed in 2011 and thus far in 2012, have contributed to an increase in our RV market sales concentration in the first quarter of 2012 when compared to prior periods.

MH Industry

The MH industry, which showed signs of a recovery in the first quarter of 2012, represented approximately 18% of the Company’s first quarter 2012 sales.  This industry continues to be negatively impacted by a lack of financing and credit availability, slow job growth, and excess foreclosed residential housing inventories.  According to industry sources, wholesale unit shipments, which continue to trend well below historical levels, increased approximately 32% from the first quarter of 2011.   We believe that demand in the MH industry has reached the bottom of the cycle and we expect moderate growth assuming the recalibration of quality credit standards and given that manufactured housing is a cost effective alternative for those individuals and families seeking relatively less expensive homes or whose credit ratings have been impacted by the economic and jobs environment over the past three years.  We also believe manufactured housing to be an attractive option for those who have not yet established credit or who have migrated to temporary housing alternatives.  The significant number of vacant and repossessed homes in the marketplace and less than favorable lending conditions are expected to dampen growth in the MH industry for at least the next 18-24 months.  Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.  Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for the full year 2012 to increase by 3% compared to 2011.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market.  The industrial market sector, which accounted for approximately 13% of the Company’s sales in the first quarter of 2012, saw new housing starts for the first quarter of 2012 increase by approximately 19% from the comparable period in 2011 (as reported by the U.S. Department of Commerce).  We estimate approximately 56% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction.  Our sales to this market generally lag new residential housing starts by six to twelve months.  In order to offset some of the impacts of the weakness in the residential housing market, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive impact on revenues from the industrial markets.

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

2012 Outlook

We believe we are well-positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  While our visibility related to sustained longer tem industry strength is somewhat limited as we navigate through 2012 in anticipation of moderate, relatively steady improvement in market conditions in all three of the markets we serve, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  The management team remains focused on executing on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, and the execution of our organizational strategic agenda, and will continue to size the operating platform according to the revenue base.  Key focus areas for 2012 include strategic revenue growth, EBITDA, working capital management, liquidity maximization, and improved net income and earnings per share.  Additional key focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations.  In the first quarter of 2012, capital expenditures were approximately $0.8 million based on our capital needs and cash management priorities.  The capital plan for full year 2012 includes spending related to the replacement of our current management information systems, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, and the replacement of or enhancements to existing production line equipment at several of our manufacturing operations.   We are currently forecasting capital expenditures for fiscal 2012 to be approximately $4.0 million, which is consistent with the financial covenant under the 2011 Credit Agreement (as defined herein).

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended April 1, 2012 Compared to 2011

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations.

	First Quarter Ended
	April 1, 2012	March 27, 2011
Net sales	100.0%	100.0%
Cost of goods sold	84.0	88.6
Gross profit	16.0	11.4
Warehouse and delivery expenses	3.6	4.5
Selling, general and administrative expenses	4.8	5.6
Amortization of intangible assets	0.3	0.2
Gain on sale of fixed assets	-	-
Operating income	7.3	1.1
Stock warrants revaluation	1.6	0.4
Interest expense, net	0.8	2.5
Income taxes	-	-
Net income (loss)	4.9	(1.8)

Net Sales.  Net sales in the first quarter of 2012 increased $33.2 million or 47.8%, to $102.7 million from $69.5 million in the comparable prior year period.  The sales increase reflected a 57% increase in the Company’s revenue from the RV industry and a 36% increase in revenue from the MH industry.   Approximately $11.6 million of the revenue improvement was attributable to acquisitions completed since June 2011: The Praxis Group (“Praxis”) in June 2011; A.I.A. Countertops, LLC (“AIA”) in September 2011; Performance Graphics in December 2011; and Décor Mfg., LLC (“Décor”) in March 2012.  The remaining $21.6 million increase is primarily attributable to increased RV market penetration, improved residential cabinet and furniture business in the industrial market, and a 10% increase in quarterly wholesale unit shipments in the RV industry.  The RV industry represented approximately 69% of the Company’s sales in the first quarter of 2012.  Sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, increased 23% from the prior year period.

The MH industry, which represented approximately 18% of the Company’s first quarter 2012 sales and where the Company’s dollar content per unit shipped is higher than in the RV industry, experienced a 32% increase in wholesale unit shipments compared to the prior year period.  Partially offsetting the sales increase is the impact of the vertical integration efforts of one of our larger customers in the MH market that is now producing in-house one of the product lines for certain of its facilities that we had previously been supplying.

The industrial market sector accounted for approximately 13% of the Company’s first quarter 2012 sales.  We estimate that approximately 56% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 19% for the first quarter of 2012 compared to the prior year period (as reported by the U.S. Department of Commerce).  As discussed above, as a result of our efforts to diversify into industrial market segments less directly tied to residential new home construction, we have seen an increase in our revenue from the institutional fixture, furniture and countertop markets, among others.

Cost of Goods Sold.  Cost of goods sold increased $24.7 million or 40.0%, to $86.3 million in first quarter 2012 from $61.6 million in 2011. As a percentage of net sales, cost of goods sold decreased during the quarter to 84.0% from 88.6%.

Cost of goods sold as a percentage of net sales was positively impacted during the quarter by:  (i) increased revenues relative to our overall fixed overhead cost, (ii) the impact of acquisitions completed during 2011 and 2012, (iii) increased distribution segment revenues and gross profit compared to the first quarter of 2011, (iv) actions to eliminate negative margins on certain products, and (v) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.

The Company’s cost of goods sold, which is generally lower in its Distribution segment than in its Manufacturing segment, is expected to continue to benefit from increased Distribution sales resulting from new product sales, improved industry conditions, and acquisitions completed in the last two years.

In addition, higher energy costs, the aftermath of the impact of the Tsunami in Japan, and increased demand in certain market sectors have resulted in fluctuating costs of certain raw materials that we utilize and distribute.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit.  Gross profit increased $8.5 million or 108.3% to $16.4 million in first quarter 2012 from $7.9 million in first quarter 2011.  As a percentage of net sales, gross profit increased to 16.0% in first quarter 2012 from 11.4% in the same period in 2011.  The acquisitions noted above provided positive contribution to gross profit during 2012, and we believe these acquisitions will provide positive contribution to our operating profitability going forward.  The change in gross profit from period to period is primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.6 million or 18.0%, to $3.7 million in first quarter 2012 from $3.1 million in first quarter 2011, primarily reflecting the impact of additional incremental common carrier expenses, fuel costs, freight charges (including freight surcharges as a result of increased gasoline prices), and building charges.  As a percentage of net sales, warehouse and delivery expenses were 3.6% and 4.5% in first quarter 2012 and 2011, respectively.   The decrease as a percentage of net sales for the first quarter of 2012 reflected the better utilization of our truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $1.1 million or 27.5%, to $4.9 million in first quarter 2012 from $3.8 million in first quarter 2011.  Additional headcount from recent acquisitions and improved operating performance contributed to a net increase in selling and administrative wages, incentives and payroll taxes in the first quarter of 2012 compared to the prior year period.  As a percentage of net sales, SG&A expenses were 4.8% and 5.6% in first quarter 2012 and 2011, respectively.

Amortization of Intangible Assets.   In the aggregate, amortization of intangible assets increased $144,000 in the first quarter of 2012 compared to the prior year reflecting the impact of businesses acquired since June 2011.

In conjunction with the acquisition of the manufacturing and distribution business of Praxis in late June 2011, the Company recognized $0.4 million in certain finite-lived intangible assets which are being amortized over periods ranging from 2 to 5 years.  As a result, amortization expense increased $23,000 in the first quarter of 2012 compared to the prior year period.

In conjunction with the acquisition of AIA in September 2011, the Company recognized $3.1 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years.  As a result, amortization expense increased $95,000 in the first quarter of 2012 compared to 2011.

In conjunction with the acquisition of Performance Graphics in December 2011, the Company recognized $0.3 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years beginning in the first quarter of 2012.  As a result, amortization expense increased $11,000 in the first quarter of 2012 compared to 2011.

In conjunction with the acquisition of Décor in March 2012, the Company recognized $1.0 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 5 to 10 years beginning in the first quarter of 2012.  As a result, amortization expense increased $15,000 in the first quarter of 2012 compared to 2011.

Operating Income.    Operating income increased $6.7 million to $7.5 million in first quarter 2012 from $0.8 million in the prior year.  The change in operating income from period to period is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $1.7 million and $0.3 million in the first quarter of 2012 and 2011, respectively, represents non-cash charges related to mark-to-market accounting for common stock warrants issued to certain of the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement  (as defined herein) (the “2008 Warrants”).

In the first quarter of 2012, three members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of the shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the respective exercise dates.  As of April 1, 2012, there were in aggregate 148,638 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.  Additional exercises of the 2008 Warrants are expected to impact the revaluation of these warrants in future periods.  See Note 11 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.9 million to $0.8 million in the first quarter of 2012 from $1.7 million in the prior year period.  First quarter 2011 interest expense included the write-off of $0.4 million of financing costs related to our previous credit facility and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Borrowing rates and average outstanding balances under the 2011 Credit Facility (as defined herein) in the first quarter of 2012 were lower than the interest rates and average outstanding balances under the previous credit facility in the first quarter of 2011.  Total debt outstanding during the first quarter of 2012 included the issuance during 2011 of the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note with the seller of AIA, at interest rates higher than those under the previous credit facility.

Income Taxes.  The Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of approximately $15.6 million at April 1, 2012 and December 31, 2011.  Deferred tax assets will continue to require a tax valuation allowance until the Company can demonstrate their sustained realizability through continued profitability and/or from other factors.   The tax valuation allowance does not impact the Company’s ability to utilize its net operating loss carryforwards to offset taxable earnings in the future.   The effective tax rate for first quarter of 2012 and 2011 is zero due to the utilization of federal and state tax loss carryforwards and the aforementioned valuation allowance on the net deferred tax assets.

At December 31, 2011, the Company had a federal net operating loss carryforward of approximately $21.0 million that will begin to expire in 2028 and state net operating loss carryforwards of approximately $27.1 million that will expire in varying amounts between 2012 and 2029.  At April 1, 2012, the Company’s federal and state net operating loss carryforwards exceeded estimated taxable income for 2012 and therefore the Company does not expect to have significant cash outflow for income taxes in 2012.

Net Income (Loss).  Net income for first quarter 2012 was $5.0 million or $0.47 per diluted share compared to a net loss of $1.2 million or $0.13 per diluted share for 2011.  The changes in net income (loss) reflect the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 13.3% in first quarter 2012 compared to the prior year principally reflecting the issuance of the March 2011 Warrants (as defined herein), the September 2011 Warrants (as defined herein) and 100,000 shares of common stock in connection with the Décor acquisition, and the inclusion of 488,000 shares of potentially dilutive securities in 2012 with no comparable amount in 2011.  See Notes 8 and 11 to the Condensed Consolidated Financial Statements for additional details.

REVIEW BY BUSINESS SEGMENT

General

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, the acquired solid surface fabrication operation (AIA) and the acquired exterior graphics division (Performance Graphics).  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, and other miscellaneous products.

First Quarter Ended April 1, 2012 Compared to 2011

General

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments.  A reconciliation to consolidated operating income is presented in Note 15 to the Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	April 1, 2012	March 27, 2011
Sales
Manufacturing	$83,678	$56,361
Distribution	23,396	16,174

Gross Profit
Manufacturing	12,651	5,616
Distribution	4,048	2,365

Operating Income
Manufacturing	8,093	2,340
Distribution	1,335	227

Manufacturing

Sales.  Sales increased $27.3 million or 48.5%, to $83.7 million in first quarter 2012 from $56.4 million in the prior year quarter.   This segment accounted for approximately 78% and 77% of the Company’s consolidated net sales for the first quarter of 2012 and 2011, respectively.  The sales increase reflected a 57% increase in the Company’s revenue from the RV industry and a 41% increase in revenue from the MH industry.  Approximately $10.5 million of the revenue improvement was attributable to acquisitions completed since June 2011 – the manufacturing component of Praxis, AIA, Performance Graphics, and Décor.  The remaining $16.8 million increase is primarily attributable to increased RV market penetration, improved residential cabinet and furniture business in the industrial market, and a 10% and 32% increase in quarterly wholesale unit shipments in the RV industry and the MH industry, respectively.

In addition, the Company continues to gain product content per unit in the RV industry.  The revenue increase from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.

Gross Profit.  Gross profit increased $7.0 million to $12.6 million in first quarter 2012 from $5.6 million in first quarter 2011.   As a percentage of sales, gross profit increased to 15.1% in first quarter 2012 from 10.0% in the prior year period.

Gross profit for the first quarter of 2012 improved primarily as a result of improved revenues, the impact of acquisitions completed during 2011 and 2012, increased profitability at our Midwest manufacturing divisions, which benefited from actions to eliminate negative margins on certain products, and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.   Cost of goods sold also benefited in the first quarter of 2012 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $5.8 million to $8.1 million in first quarter 2012 compared to $2.3 million in the prior year.  The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales.  Sales increased $7.2 million or 44.7%, to $23.4 million in first quarter 2012 from $16.2 million in the prior year period.   This segment accounted for approximately 22% and 23% of the Company’s consolidated net sales for the first quarter of 2012 and 2011, respectively.  The sales increase reflected a 54% increase in the Company’s revenue from the RV industry and a 32% increase in revenue from the MH industry.  The electronics division and the wiring, electrical and plumbing products division accounted for approximately $2.6 million and $1.7 million, respectively, of the sales increase in the first quarter of 2012.  The acquisition of the distribution component of Praxis late in the second quarter of 2011 accounted for approximately $1.1 million of the sales increase in the current period.   Sales were also positively impacted during the quarter by a 32% increase in wholesale unit shipments in the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $1.7 million to $4.1 million in first quarter 2012 from $2.4 million in first quarter 2011.  As a percentage of sales, gross profit was 17.3% in first quarter 2012 compared to 14.6% in first quarter 2011. The increase in gross profit as a percentage of sales for the first quarter of 2012 is primarily attributable to increased distribution segment revenues relative to fixed costs.

Operating Income.  Operating income in first quarter 2012 increased $1.1 million to $1.3 million from $0.2 million in the prior year period.  The impact of the acquisition of several new product lines during 2012 and 2011, in particular the Praxis distribution business acquired in the second quarter of 2011, made a positive contribution to operating income during the first quarter of 2012.

Unallocated Corporate Expenses

Unallocated corporate expenses in the first quarter of 2012 decreased $0.1 million to $1.6 million from $1.7 million in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represents the net income we earned or the net loss sustained in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2011 Credit Agreement.  Our principal uses of cash are to support seasonal working capital demands, support our acquisition and capital expenditure plans, and meet debt service requirements.

Net cash provided by operating activities was $1.8 million in the first three months of 2012 compared to $1.0 million in the first three months of 2011, primarily reflecting an increase in net income to $5.0 million from a net loss of $1.2 million in the prior year period.  Trade receivables increased $15.2 million in the first quarter of 2012 primarily reflecting the increased sales levels in 2012, including the impact of acquisitions.  In the first quarter of 2011, trade receivables increased $15.9 million, primarily reflecting timing differences related to cash receipts from several customers.

Inventories increased $1.2 million in the first three months of 2012 and $0.6 million in the comparable 2011 period, primarily reflecting an increase in sales volumes and the impact of acquisitions.  In addition, the Company continues to focus on aggressively managing inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to match lead-time and minimum order requirements.  The $9.5 million net increase in accounts payable and accrued liabilities in the first three months of 2012 compared to the $15.5 million net increase in the prior year period reflected seasonal demand cycles and ongoing operating cash management, and the impact of acquisitions.  In addition, the impact of a longer plant shutdown period by many of our larger customers in mid-to-late December 2010 for the holiday season contributed to the additional net increase in accounts payable and accrued liabilities in the first quarter of 2011 compared to the prior year end.

Cash provided by operating activities in first quarter 2012 also included a $1.7 million non-cash charge related to mark-to-market accounting for common stock warrants issued to certain of the Company’s lenders in December 2008 versus a non-cash charge of $0.3 million in the prior year period.  In addition, operating cash flows in the first quarter of 2011 included an incremental $0.6 million related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated on March 25, 2011 with no comparable amount in the current year period.

Investing Activities

Investing activities used cash of $4.5 million in the first three months of 2012 primarily to fund capital expenditures of $0.8 million and for the acquisition of Decor for $3.7 million.  Cash used in investing activities in the first three months of 2011 was primarily to fund capital expenditures of $0.2 million.

Our current operating model forecasts capital expenditures for fiscal 2012 to be approximately $4.0 million, which includes spending related to the replacement of our current management information systems, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, and the replacement of or enhancements to existing production line equipment at several of our manufacturing operations.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing Enterprise Resource Planning (“ERP”) software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the third quarter of 2012.  Total capital expenditures on the ERP project are projected to be $1.2 million in 2012.

Financing Activities

Net cash provided by financing activities was $3.5 million in the first three months of 2012 compared to $2.1 million in the comparable 2011 period.   For the first three months of 2012, net long-term debt borrowings of

$3.4 million consisted of net borrowings on the Company’s revolving line of credit of $4.4 million which were partially offset by (i) the March 30, 2012 prepayment of 10%, or $770,000 in the aggregate, of the combined $7.7 million original principal amount of the Company’s March 2011 notes (as defined herein) and September 2011 Notes (as defined herein), that were issued in connection with the March 2011 refinancing of the Company’s previous credit facility and the financing of the AIA acquisition in September 2011, respectively, and (ii) the quarterly principal repayment of $0.2 million related to the 10% Promissory Note issued in September 2011 to the seller of AIA.

For the first three months of 2011, the Company increased borrowings under its revolving line of credit by $1.1 million.  In addition, the Company borrowed $2.8 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s previous credit facility.  Cash flows used in financing activities in the first three months of 2011 included a cash payment of $1.1 million which represented the fair value of the interest rate swaps that were terminated on March 25, 2011, and cash payments of (i) $0.4 million related to the previous credit facility and (ii) $0.2 million associated with the establishment of the 2011 Credit Facility and other financing activities.

Capital Resources

Previous Credit  Facility, Interest Rate Swaps and Term Loan

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement which consisted of a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the previous credit facility.  Approximately $0.1 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the three months ended March 27, 2011.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For the first quarter ended March  27, 2011, amortized losses of $0.7 million were recognized in interest expense on the condensed consolidated statements of operations and included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the three months ended March 27, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  See Note 11 to the Condensed Consolidated Financial Statements for further details.

2008 Warrants

In conjunction with the Second Amendment dated December 11, 2008 (the “Second Amendment”) to the 2007 Credit Agreement, the Company issued the 2008 Warrants to its then existing lenders to purchase 474,049 shares of the Company’s common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share.   The Company accounts for the 2008 Warrants as derivative financial instruments.  The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 483,742 shares and the exercise price was adjusted to $0.98 per share as a result of the issuance on May 21, 2009 and on June 22, 2009, pursuant to Patrick Industries, Inc. 1987

Stock Option Program, as amended and restated, of restricted shares at a price less than, and options to purchase common stock with an exercise price less than, the warrant exercise price then in effect.

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

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase, in the aggregate, 82,401 shares of the Company’s common stock.  In connection with the cashless exercises, 45,175 net shares of common stock in the aggregate were issued.  The fair value of the shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following these exercises, there were in aggregate 413,996 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

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

In September 2011, one of the members of the Company’s former bank lending group exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of the shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following this exercise, there were in aggregate 328,169 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

In the first quarter of 2012, three additional members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of the shares of $1.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  As of April 1, 2012, there were in aggregate 148,638 shares of common stock issuable upon exercise of the remaining 2008 Warrants.

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

As of April 1, 2012, the Company had $28.8 million outstanding under its Revolver.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of April 1, 2012 was $42.5 million.

At April 1, 2012, the interest rate for borrowings under the Revolver was the Prime Rate plus 2.00% (or 5.25%), or LIBOR plus 3.00% (or 3.24%), and the fee payable on committed but unused portions of the Revolver was 0.375%.   At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2012, a limitation on annual capital expenditures of $4.0 million.

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

As of and for the fiscal period ended April 1, 2012, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended April 1, 2012 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.7
Excess availability plus qualified cash (end of period)	$2,000	$14,882
Annual capital expenditures limitation (actual year-to-date)	$4,000	$835

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $2.5 million principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to each of Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P. (“Northcreek”), or $5.0 million in the aggregate.  The March 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bear interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and mature on March 31, 2016.  The Company may prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

On March 30, 2012, the Company exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2 and Northcreek in which both parties (i)agreed to waive their respective rights to require the Company to make the March 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the Northcreek portion of the March 2011 Notes to prepay an additional $250,000 of principal amount of the March 2011 Notes held byTCOMF2.

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.   As of April 1, 2012, the unamortized portion of the debt discount was $0.6 million.

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

On March 30, 2012, the Company also exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of April 1, 2012, the unamortized portion of the debt discount was $0.2 million.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.   As of April 1, 2012, the principal amount outstanding under the Promissory Note was $1.5 million.

2011 Warrants

March 2011 Warrants

On March 31, 2011, as partial consideration for the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in the aggregate was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and an affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which primarily includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2011 Credit Facility.  Our primary uses of cash are to meet working capital demands, which primarily include paying our creditors and employees, fund acquisitions, support our capital expenditure plans, and meet debt service requirements.  We also have a substantial asset collateral base, which we believe, if sold in the normal course, is sufficient to cover our outstanding debt.

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

Borrowings under our Revolver are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of  current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of April 1, 2012 was $42.5 million.

Our ability to access unused borrowing capacity under the 2011 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2011 Credit Agreement.  In 2011 and in the first quarter of 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2011 Credit Agreement.  Based on our 2012 operating plan, we expect to continue to maintain compliance with the financial covenants under our 2011 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

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

In 2012, our management team is focused on increasing market share, maintaining margins, the implementation of our new ERP system, keeping costs aligned with revenue, further improving operating efficiencies, aggressively managing inventory levels and pricing, and acquiring businesses/product lines that meet established criteria, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels.  In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform.  In particular, in the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software in addition to costs incurred from the services provided by third party consultants.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the third quarter of 2012.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits have generally been the highest in the second and third quarters.  However, seasonal industry trends in the past several years have been different than in prior years primarily reflecting volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers since the latter part of 2009.  Additionally, the winter months in the late fourth quarter of 2011 and first quarter of 2012 in the Midwestern United States and other regions were mild when compared to previous years and may additionally impact seasonal trends in fiscal 2012.  Consequently, future seasonal trends may be different than in prior years.

Inflation

The Company does not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  The Company does not undertake to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.  Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

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

Changes in internal control over financial reporting.   In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software. As a result, certain internal controls have been incrementally strengthened, and will continue to be strengthened, due both to the installation of ERP software and business process changes. Implementation of additional functions of the ERP system and business process changes are expected to be executed in phases over a period of 18 to 24 months beginning in the third quarter of 2012 to further strengthen the Company’s internal control.  In addition, the Company plans to convert systems used by recently acquired businesses to the new ERP system based on a pre-defined timeline.

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended April 1, 2012 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except for the following:

A major portion of our common stock is held by Tontine Capital Partners, L.P. and affiliates (collectively, “Tontine Capital”), which has the ability to influence our affairs significantly, including  all matters requiring shareholder approval, and whose interests may not be aligned with the interests of our other shareholders.  In addition, the ownership of a significant portion of our common stock is concentrated in the hands of a few holders.

Based on information contained in a filing by Tontine Capital with the SEC on April 6, 2012, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine decreased from 5,299,963 shares or 51.1% of our common stock then outstanding to 4,771,127 shares or 45.9%, reflecting the distribution on April 2, 2012 of 528,836 shares to investors in connection with the redemption of ownership interests in an affiliate of Tontine Capital held by those investors, and the impact of the issuance of additional shares by the Company.   Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions.  In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board.  As of April 2, 2012, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

We are not able to predict whether or when Tontine Capital or other large stockholders will sell or otherwise dispose of additional shares of our common stock.  Sales or other dispositions of our common stock by these stockholders could adversely affect prevailing market prices for our common stock.

ITEM 6.       EXHIBITS

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, and (iv) the Condensed Consolidated Statements of Cash Flows, and the related Notes to these financial statements tagged as blocks of text.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer