Form 10-Q
period 2012-07-01
PATRICK INDUSTRIES INC
filed 2012-08-14
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2012

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

As of July 27, 2012, there were 10,522,101 shares of the registrant’s common stock outstanding.

     PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) July 1, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,395	$550
Trade receivables, net	25,672	14,171
Inventories	34,034	27,503
Prepaid expenses and other	3,088	2,161
Total current assets	64,189	44,385
Property, plant and equipment, at cost	80,008	77,499
Less accumulated depreciation	56,301	54,521
Property, plant and equipment, net	23,707	22,978
Goodwill	5,759	4,319
Intangible assets, net of accumulated amortization (2012: $2,396; 2011: $1,746)	12,528	11,515
Deferred tax assets, net of valuation allowance	4,430	-
Deferred financing costs, net of accumulated amortization (2012: $727; 2011: $432)	1,616	1,898
Other non-current assets	643	675
TOTAL ASSETS	$112,872	$85,770
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,000	$1,000
Accounts payable	24,968	10,915
Accrued liabilities	8,756	7,935
Total current liabilities	34,724	19,850
Long-term debt, less current maturities and discount	24,373	31,954
Deferred compensation and other	3,414	3,780
Deferred tax liabilities	-	1,344
TOTAL LIABILITIES	62,511	56,928

SHAREHOLDERS’ EQUITY
Common stock	55,509	54,242
Accumulated other comprehensive loss	(183)	(183)
Additional paid-in capital	3,221	1,293
Accumulated deficit	(8,186)	(26,510)
TOTAL SHAREHOLDERS’ EQUITY	50,361	28,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,872	$85,770

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011

NET SALES	$115,605	$82,620	$218,293	$152,105
Cost of goods sold	97,766	70,603	184,020	132,198
GROSS PROFIT	17,839	12,017	34,273	19,907

Operating expenses:
Warehouse and delivery	3,981	3,505	7,655	6,618
Selling, general and administrative	5,940	4,074	10,858	7,931
Amortization of intangible assets	334	171	650	343
Gain on sale of fixed assets and acquisition of business	(3)	(228)	(3)	(252)
Total operating expenses	10,252	7,522	19,160	14,640
OPERATING INCOME	7,587	4,495	15,113	5,267
Stock warrants revaluation	134	(277)	1,804	(7)
Interest expense, net	790	1,075	1,635	2,812
Income before income tax credit	6,663	3,697	11,674	2,462
Income tax credit	(6,650)	-	(6,650)	-
NET INCOME	$13,313	$3,697	$18,324	$2,462

BASIC NET INCOME PER COMMON SHARE	$1.26	$0.38	$1.77	$0.26

DILUTED NET INCOME PER COMMON SHARE	$1.22	$0.36	$1.70	$0.24

Weighted average shares outstanding - Basic	10,526	9,697	10,373	9,575
- Diluted	10,921	10,185	10,758	10,052

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net income	$13,313	$3,697	$18,324	$2,462
Amortization of loss on interest rate swap agreements, net of $451 tax	-	-	-	677
Comprehensive income	$13,313	$3,697	$18,324	$3,139

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	July 1, 2012	June 26, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,324	$2,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,889	2,040
Amortization of intangible assets	650	343
Stock-based compensation expense	341	160
Deferred compensation expense	117	117
Reversal of tax valuation allowance	(6,650)	-
Gain on sale of fixed assets and acquisition of business	(3)	(252)
Stock warrants revaluation	1,804	(7)
Deferred financing amortization	295	685
Interest paid-in-kind	-	116
Amortization of loss on interest rate swap agreements	-	677
Change in fair value of derivative financial instruments	-	(106)
Other	143	132
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(10,221)	(15,582)
Inventories	(5,628)	(1,490)
Prepaid expenses and other	(54)	515
Accounts payable and accrued liabilities	13,499	9,074
Payments on deferred compensation obligations	(191)	(220)
Net cash provided by (used in) operating activities	14,315	(1,336)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,193)	(1,168)
Proceeds from sale of property, equipment and facilities	3	69
Business acquisitions	(3,691)	(522)
Insurance premiums paid	(13)	(65)
Net cash used in investing activities	(5,894)	(1,686)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	(7,679)	2,511
Proceeds from life insurance policy loans	-	2,762
Payment on termination of interest rate swap agreements	-	(1,137)
Payment of deferred financing/debt issuance costs	(13)	(2,388)
Proceeds from exercise of stock options, including tax benefit	116	21
Other	-	2
Net cash provided by (used in) financing activities	(7,576)	1,771
Increase (decrease) in cash and cash equivalents	845	(1,251)
Cash and cash equivalents at beginning of year	550	1,957
Cash and cash equivalents at end of period	$1,395	$706

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of July 1, 2012 and December 31, 2011, and its results of operations for the three and six months ended July 1, 2012 and June 26, 2011, and cash flows for the six months ended July 1, 2012 and June 26, 2011.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2011.  Operating results for the second quarter and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Goodwill Impairment – Qualitative Assessment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test).  If the entity determines, based on qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The guidance does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirements to test goodwill annually for impairment.  In addition, the guidance does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The guidance is effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15, 2011.  The adoption of the guidance will not have an impact on the Company’s consolidated financial statements.

Comprehensive Income Presentation

In June 2011, the FASB issued guidance to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  Under the new guidance, all non-owner changes in stockholders’ equity are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  Under both approaches, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented.  The guidance became effective for financial statements issued in the first quarter of 2012.  The Company is utilizing the two-statement approach to present the components of other comprehensive income.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	July 1, 2012	Dec. 31, 2011
Raw materials	$17,929	$14,382
Work in process	2,247	1,950
Finished goods	3,351	2,353
Less: reserve for inventory obsolescence	(745)	(451)
Total manufactured goods, net	22,782	18,234
Materials purchased for resale (distribution products)	11,575	9,519
Less: reserve for inventory obsolescence	(323)	(250)
Total materials purchased for resale (distribution products), net	11,252	9,269
Total inventories	$34,034	$27,503

4.	GOODWILL AND INTANGIBLE ASSETS

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

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.   The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the second quarter and six months ended July 1, 2012.  There have been no material changes to the methods of evaluating goodwill and intangible asset impairments during the second quarter of 2012.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

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

Goodwill

Changes in the carrying amount of goodwill for the six months ended July 1, 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2012	$4,214	$105	$4,319
Acquisition	1,440	-	1,440
Balance – July 1, 2012	$5,654	$105	$5,759

Other Intangible Assets

As of July 1, 2012, the remaining intangible assets balance of $12.5 million is comprised of $2.7 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $9.8 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.  There was no impairment recognized for indefinite-lived intangible assets during the second quarter and six months ended July 1, 2012.

Other intangible assets, net consist of the following as of July 1, 2012 and December 31, 2011:

(thousands)	July 1, 2012	Dec. 31, 2011
Trademarks	$2,713	$2,089
Customer relationships	10,923	10,268
Non-compete agreements	1,288	904
	14,924	13,261
Less: accumulated amortization	(2,396)	(1,746)
Other intangible assets, net	$12,528	$11,515

Changes in the carrying value of other intangible assets for the six months ended July 1, 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2012	$10,583	$932	$11,515
Acquisition	1,663	-	1,663
Amortization	(511)	(139)	(650)
Balance – July 1, 2012	$11,735	$793	$12,528

5.	ACQUISITIONS

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

The acquisition was funded through borrowings of $3.7 million under the Company's 2011 Credit Facility (as defined herein), and the issuance of 100,000 shares or $0.6 million of Patrick common stock.  The value of the common stock issued was based on the closing stock price of $6.42 per share on March 2, 2012.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized in the second quarter of 2012.  The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,280
Inventories	903
Property, plant and equipment	400
Prepaid expenses	22
Accounts payable and accrued liabilities	(1,375)
Intangible assets	1,663
Goodwill	1,440
Total purchase price	$4,333

2011 Acquisitions

Praxis

In June 2011, the Company acquired certain assets of The Praxis Group (“Praxis”), a manufacturer and distributor of countertops, foam products, shower doors, electronics, and furniture products for the RV industry.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry.  The results of operations for Praxis are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition in the second quarter of 2011.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the condensed consolidated statements of operations for the second quarter and six months ended June 26, 2011.

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

The acquisition was primarily funded through borrowings under the Company’s 2011 Credit Facility and subordinated financing provided by Northcreek Mezzanine Fund I, L.P. (“Northcreek”) and an affiliate of Northcreek, in the form of secured senior subordinated notes.  In addition, certain former members of AIA’s ownership group were issued a note receivable from the Company.   See Note 9 for further details.

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

The following unaudited pro forma information assumes the Décor and AIA acquisitions occurred as of the beginning of the periods presented.  The pro forma information contains the actual operating results of Décor and AIA combined with the results prior to the acquisition dates in March 2012 and September 2011, respectively, adjusted to reflect the pro forma impact of the acquisitions occurring at the beginning of the period.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Decor acquisition of approximately (i) $26,000 for the second quarter ended June 26, 2011 and (ii) $30,000 and $71,000 for the six month periods ended July 1, 2012 and June 26, 2011, respectively.   Amortization expense of approximately $95,000 and $190,000 related to intangible assets acquired in the AIA acquisition is included in the pro forma information for the second quarter and six months ended June 26, 2011, respectively.  Pro forma information related to the Praxis and the Performance Graphics acquisitions is not included in the table below as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Revenue	$115,605	$92,394	$221,682	$171,956
Net income	13,313	4,201	18,326	3,872
Income per share - basic	1.26	0.43	1.77	0.40
Income per share - diluted	1.22	0.41	1.70	0.39

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions.  The Company recorded compensation expense of $0.2 million and $0.1 million for the second quarters ended July 1, 2012 and June 26, 2011, respectively, for its stock-based compensation plans on the condensed consolidated statements of operations.  For the comparable six months periods, the Company recorded $0.3 million and $0.2 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2011 and 2012: 140,000 shares on March 1, 2011, 21,000 shares on May 26, 2011, 3,500 shares on August 18, 2011, 15,000 shares on February 16, 2012, 122,800 shares on March 12, 2012 and 24,500 shares on May 24, 2012.

As of July 1, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 19.3 months.

7.	INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.   Certain common stock equivalents related to options were not included in the computation of diluted net income per share in the second quarter and first six months of 2011 because those option exercise prices were greater than the average market price of the common shares.

Basic and diluted earnings per common share for the second quarter and six months periods were calculated using the weighted average shares as follows:

	Second Quarter Ended		Six Months Ended
(thousands)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Weighted average common shares outstanding - basic	10,526	9,697	10,373	9,575
Effect of potentially dilutive securities	395	488	385	477
Weighted average common shares outstanding - diluted	10,921	10,185	10,758	10,052

8.	OTHER NON-CURRENT ASSETS

As of July 1, 2012 and December 31, 2011, other non-current assets of $0.6 million and $0.7 million, respectively, were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million.  These borrowings were entered into to provide an additional source of liquidity in connection with the refinancing of the Company’s previous credit facility.

9.	DEBT

A summary of total debt outstanding at July 1, 2012 and December 31, 2011 is as follows:

(thousands)	July 1, 2012	Dec. 31, 2011
Long-term debt:
Revolver	$18,698	$24,336
Secured senior subordinated notes	6,160	7,700
Subordinated secured promissory note	1,250	1,750
Debt discount	(735)	(832)
Total long-term debt	25,373	32,954
Less: current maturities of long-term debt	1,000	1,000
Total long-term debt, less current maturities and discount	$24,373	$31,954
Total long-term debt	$25,373	$32,954

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

• The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

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

As of July 1, 2012, the Company had $18.7 million outstanding under its Revolver.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of July 1, 2012 was $43.2 million.

At July 1, 2012, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.50% (or 4.75%), or LIBOR plus 2.5% (or 2.74%), and the fee payable on committed but unused portions of the Revolver was 0.375%.   At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.

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

As of and for the fiscal period ended July 1, 2012, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended July 1, 2012 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	5.8
Excess availability plus qualified cash (end of period)	$2,000	$25,259
Annual capital expenditures limitation (actual year-to-date)	$4,000	$2,193

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

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants (as defined herein).  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of July 1, 2012, the unamortized portion of the debt discount was $0.5 million.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance to Northcreek and an affiliate of Northcreek of Secured Senior Subordinated Notes in the aggregate principal amount of $2.7 million (the “September 2011 Notes”).  The September 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to indebtedness under the 2011 Credit Agreement.  The September 2011 Notes bear interest at 13% per annum and mature on March 31, 2016.  The Company may prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants (as defined herein).  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of July 1, 2012, the unamortized portion of the debt discount was $0.2 million.

Optional Prepayments

On March 30, 2012, the Company exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2 and Northcreek in which both parties (i) agreed to waive their respective rights to require the Company to make the March 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the portion of the March 2011 Notes held by Northcreek to prepay an additional $250,000 of principal amount of the March 2011 Notes held by TCOMF2.

On March 30, 2012, the Company also exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

On June 29, 2012, the Company exercised its option to prepay 10%, or $770,000 in the aggregate, of the original principal amount of both its March 2011 Notes and September 2011 Notes , at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2, Northcreek and the Northcreek affiliate in which the parties (i) agreed to waive their respective rights to require the Company to make the June 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes and the September 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the portion of the March 2011 Notes held by Northcreek to prepay an additional $250,000 of principal amount of the March 2011 Notes held by TCOMF2, and allocate the prepayment with respect to $270,000 of principal amount that would have otherwise been allocated to the September 2011 Notes held by Northcreek and the Northcreek affiliate to prepay an additional $270,000 of principal amount of the March 2011 Notes held by TCOMF2.

In the first six months of 2012, the Company prepaid a total of $1,540,000 principal amount, in the aggregate, of the March 2011 and September 2011 Notes.   As of July 1, 2012, the principal amount outstanding under the March 2011 Notes and the September 2011 Notes was $3.73 million and $2.43 million, respectively.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.   As of July 1, 2012, the principal amount outstanding under the Promissory Note was $1.25 million.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

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

For the six months ended June 26, 2011, amortized losses of $0.7 million were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps included $0.1 million related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.  There was no amortized loss on the swaps for the second quarter ended June 26, 2011 since the swap agreements were terminated in the first quarter of 2011.

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

In May 2011 and August 2011, two holders exercised their 2008 Warrants to purchase 82,401 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 45,175 net shares of common stock were issued.  The fair value of these shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following these exercises, 413,996 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

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

In September 2011, one holder exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of these shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following this exercise, 328,169 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

In the first quarter of 2012, three holders exercised their 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.   In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of these shares of $1.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following these exercises, 148,638 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

In the second quarter of 2012, one holder exercised its 2008 Warrants to purchase 74,319 shares of the Company’s common stock.   In connection with the cashless exercise, 69,106 net shares of common stock were issued.  The fair value of these shares of $1.0 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  As of July 1, 2012, 74,319 shares of common stock are issuable upon exercise of the remaining 2008 Warrants.

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.  The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in the aggregate was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.  The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and the affiliate of Northcreek exercised their warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

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

The following table presents assumptions used in the Black-Scholes model to determine the change in fair value of the 2008 Warrants as of and for the fiscal periods ended July 1, 2012 and June 26, 2011:

	July 1, 2012	June 26, 2011
Stock trading value (1)	$12.75	$2.03
Risk-free interest rate	1.47%	2.88%
Expected warrant remaining life	6.50 years	7.50 years
Price volatility	80.92%	77.65%

(1)	Represents the closing market price of the Company’s common stock on June 29, 2012 and June 24, 2011 (last trading day of the period on the NASDAQ stock market).

The Company utilized the same methodology to determine the fair value of the 2008 Warrants exercised in the six months ended July 1, 2012 and June 26, 2011. The total fair value of the outstanding warrants as of and for the six months periods ended July 1, 2012 and June 26, 2011 is as follows:

(thousands)	July 1, 2012	June 26, 2011
Balance at beginning of period	$1,191	$770
Fair value of 2011 Warrants (debt discount)	-	681
Reclassification of fair value of exercised warrants to shareholders’ equity	(2,096)	(643)
Change in fair value, included in earnings	1,804	(7)
Balance at end of period	$899	$801

11.	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of July 1, 2012 and December 31, 2011 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt approximated fair value as of July 1, 2012 and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

12.	COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive loss, net of tax, relating to changes in accumulated pension benefit was $0.2 million at both July 1, 2012 and December 31, 2011.

In conjunction with the establishment of the 2011 Credit Facility, the Company terminated and paid off its two interest rate swap agreements on March 25, 2011.  The swap agreements were entered into with JPMorgan in March 2005 and July 2007.  The amortization of unrealized losses on the swaps of $0.7 million in the first six months of 2011 included $0.1 million related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

13.	INCOME TAXES

At December 31, 2011, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $15.6 million.   As the Company has generated taxable income, it has been reversing the tax valuation allowance resulting in an effective tax rate of 0% for the second quarter and first six months of both 2012 and 2011.

In the second quarter of 2012, the Company determined it was likely the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed $6.7 million of the valuation allowance, with the reversal recorded as a non-cash income tax credit in the second quarter and first six months of 2012.  The Company expects that the balance of the valuation allowance will be utilized during the second half of 2012 consistent with the Company’s expected tax position, resulting in an effective tax rate of zero for the full year 2012.

14.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, a solid surface fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.  The Manufacturing segment contributed approximately 77% and 76% of the Company’s net sales for the six months ended July 1, 2012 and June 26, 2011, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, interior and exterior lighting products (effective with the acquisition of Gustafson Lighting) and other miscellaneous products.  The Distribution segment contributed approximately 23% and 24% of the Company’s net sales for the six months ended July 1, 2012 and June 26, 2011, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended July 1, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$88,549	$27,056	$115,605
Intersegment sales	4,146	501	4,647
Operating income	8,684	1,376	10,060

Second Quarter Ended June 26, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$62,543	$20,077	$82,620
Intersegment sales	3,240	17	3,257
Operating income	5,392	568	5,960

Six Months Ended July 1, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$168,236	$50,057	$218,293
Intersegment sales	8,137	896	9,033
Operating income	16,777	2,711	19,488

Six Months Ended June 26, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$115,862	$36,243	$152,105
Intersegment sales	6,282	25	6,307
Operating income	7,732	795	8,527

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Operating income for reportable segments	$10,060	$5,960	$19,488	$8,527
Corporate incentive agreements	45	21	90	81
Gain on sale of fixed assets and acquisition of business	3	228	3	252
Unallocated corporate expenses	(2,187)	(1,543)	(3,818)	(3,250)
Amortization of intangible assets	(334)	(171)	(650)	(343)
Consolidated operating income	$7,587	$4,495	$15,113	$5,267
.
15.	SUBSEQUENT EVENT

Acquisition of Gustafson Lighting

On July 23, 2012, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”), a major distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades for the RV industry.   It is anticipated that this acquisition will provide opportunities for the Company to increase its market share and per unit content.

The business will continue to operate on a stand-alone basis under the Gustafson brand name in its current facility in Elkhart.  The purchase price for the assets, including the building, was approximately $2.8 million.  The acquisition was funded under the Company’s 2011 Credit Facility and was completed pursuant to a foreclosure and private sale under the Uniform Commercial Code with Capital Source Finance, LLC.

The purchase price allocation and all required purchase accounting adjustments will be finalized in the third quarter of 2012 and the results of operations for Gustafson will be included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on pages 37 and 38 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended July 1, 2012 Compared to 2011

REVIEW BY BUSINESS SEGMENT
General
Second Quarter and Six Months Ended July 1, 2012 Compared to 2011
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The second quarter and six months ended of 2012 reflected a continuation of growth in the recreational vehicle (“RV”) market and signs of a mild recovery in the manufactured housing (“MH”) and industrial markets.  We are continuing to capture market share through our strategic acquisition and new product initiatives, which resulted in sales levels increasing beyond the general industry results.  While there remains general uncertainty related to the strength of the overall economy, tight credit and lending conditions, the European debt crisis, and the impact of the upcoming November 2012 elections in the U.S, among other things, we are anticipating moderate and steady industry growth to continue through at least the remainder of 2012 in all three of our primary markets with seasonal patterns tracking consistent with the prior year.   As we look ahead to the fourth quarter of 2012 and into the first quarter of 2013, we believe the potential exists for the same growth trends, however, the impact on seasonal demand patterns resulting from changing RV dealer show schedules and the milder than normal winter season in the Midwest and other areas remains in question, as well as the impact of the macroeconomic conditions described above.

For full year 2012, we are currently projecting an approximate 8% increase in RV wholesale unit shipments over the same period in the prior year.   Although we expect an increase in production levels in the MH industry in 2012, we believe that wholesale unit shipments in this industry will continue to be well below the levels seen during the period of 2004 through 2007.  The National Association of Home Builders (as of August 1, 2012) is forecasting a 23% increase in new housing starts in 2012 compared to 2011 that is consistent with slowly improving overall economic conditions.

RV Industry

The RV industry, which is our primary market and represented 69% of the Company’s six months 2012 sales, continued to strengthen in the first half of 2012, as evidenced by an increase of approximately 8% in wholesale unit shipments in the first six months of 2012 versus the comparable 2011 period, according to the Recreational Vehicle Industry Association (“RVIA”).  In the second quarter of 2012, unit shipment levels increased 6% compared to 2011, reflecting the tenth quarter over quarter increase in shipments in the previous 11 quarters.  Industry-wide retail sales and the related production levels of RVs will depend to a significant extent on the course of the economy and consumer confidence.  Continued high or increased fuel prices have the potential to negatively impact RV retail unit sales in the short-term.  However, we believe that the RV “lifestyle” will continue to drive a solid base shipment level.  Additionally, we believe there is a positive correlation between equity market performance, consumer confidence, and RV shipment levels, and therefore, it is our assumption that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve.

Although some consumers still remain cautious when deciding whether or not to purchase discretionary items, such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  According to the RVIA, buyers aged 35-54 are the largest segment of RV owners.  In particular, lifestyle trends continue to spur demand for RVs and RV manufacturers in response are right-sizing their products to provide an optimal mix of size, amenities and price to budget-conscious consumers.

Factors that may favorably impact production levels further in this industry include stronger economic growth, increased jobs growth, and easing consumer credit.  Wholesale unit shipments of RVs in 2006 totaled 390,500, the highest total in the past 25 years.  After five consecutive years of record growth, RV shipments declined 9.5% in 2007 as consumers postponed purchases because of early effects of the U.S. economic downturn.  Shipments fell further in 2008 and 2009 by 33% and 30%, respectively, due to the economic recession.  A 46% increase in unit shipments in the RV market in 2010 and a 4% increase in 2011 compared to the continued softness during this period in the other primary market sectors in which Patrick operates, and the acquisitions completed in 2011 and thus far in 2012, contributed to an increase in our RV market sales concentration in the second quarter and first half of 2012 when compared to the prior year periods.

MH Industry

The MH industry, which showed signs of a mild recovery in the first half of 2012, represented approximately 19% of the Company’s six months 2012 sales.  This industry continues to be negatively impacted by slow jobs growth, a lack of financing and credit availability, and significant foreclosed residential housing inventories.  According to industry sources, wholesale unit shipments, which continue to trend well below historical levels, increased approximately 11% from the second quarter of 2011 and 20% on a year-to-date basis versus the comparable prior year period.   We believe that demand in the MH industry has reached the bottom of the cycle and we expect moderate growth assuming the availability of credit and recalibration of quality credit standards.  Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish home ownership or whose credit ratings have been impacted by the economic and jobs environment over the past three years.  We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.  While the current economic environment described above is expected to dampen growth in the MH industry for the next 18-24 months, factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.  Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for the full year 2012 to increase by approximately 7% compared to 2011.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market.  The industrial market sector, which accounted for approximately 12% of the Company’s sales in the first half of 2012, saw new housing starts for the second quarter of 2012 and the first six months of 2012 increase by approximately 29% and 27%, respectively, from the comparable periods in 2011 (as reported by the U.S. Department of Commerce).  We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.  Our sales to this market generally lag new residential housing starts by six to twelve months.  In order to offset some of the impacts of the weakness in the residential housing market, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive impact on revenues from the industrial markets.

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

2012 Outlook

We believe we are well-positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  While our visibility related to sustained longer term industry strength is limited as we navigate through the remainder of 2012 in anticipation of moderate, relatively steady improvement in market conditions in all three of the markets we serve, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda.  We will continue to size our operating platform according to the revenue base.  Key focus areas for the balance of 2012 include strategic revenue growth, improved net income, earnings per share and earnings before interest, taxes, depreciation and amortization (“EBITDA”), working capital management and liquidity maximization, and sizing our credit facility to support our future growth needs.  Additional focus areas include:

•	sales into additional commercial/institutional markets to diversify revenue base;
•	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
•	acquisition of businesses/product lines that meet established criteria;
•	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers; and
•	ongoing development of existing product lines and the addition of new product lines.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations.  In the first six months of 2012, capital expenditures were approximately $2.2 million.  The capital plan for full year 2012 includes spending related to the replacement of our current management information systems, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, the acquisition of a building in the Midwest to increase capacity to support the growth in one of our manufacturing divisions, and the replacement of or enhancements to existing production line equipment at

several of our manufacturing operations.   We are currently forecasting capital expenditures for fiscal 2012 to be approximately $6.7 million and expect to amend our 2011 Credit Agreement (as defined herein) to accommodate the increased capital expenditure needs described above.

        REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended July 1, 2012 Compared to 2011

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations.

	Second Quarter Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.6	85.4	84.3	86.9
Gross profit	15.4	14.6	15.7	13.1
Warehouse and delivery expenses	3.4	4.2	3.5	4.4
Selling, general and administrative expenses	5.1	4.9	5.0	5.2
Amortization of intangible assets	0.3	0.2	0.3	0.2
Gain on sale of fixed assets and acquisition of business	-	(0.2)	-	(0.1)
Operating income	6.6	5.5	6.9	3.4
Stock warrants revaluation	0.1	(0.3)	0.8	-
Interest expense, net	0.7	1.3	0.8	1.8
Income tax credit	(5.7)	-	(3.1)	-
Net income	11.5	4.5	8.4	1.6

Net Sales.  Net sales in the second quarter of 2012 increased $33.0 million or 39.9%, to $115.6 million from $82.6 million in the comparable prior year period.  The sales increase in the quarter reflected a 61% increase in the Company’s revenue from the RV industry and a 15% increase in revenue from the MH industry.   Approximately $16.2 million of the revenue improvement was attributable to four acquisitions completed since mid-June 2011: The Praxis Group (“Praxis”) in June 2011; A.I.A. Countertops, LLC (“AIA”) in September 2011; Performance Graphics in December 2011; and Décor Mfg., LLC (“Décor”) in March 2012.  The remaining $16.8 million increase is primarily attributable to increased RV market penetration and a 6% increase in quarterly wholesale unit shipments in the RV industry.  The RV industry represented approximately 69% of the Company’s sales in the second quarter of 2012.

For the six months ended July 1, 2012, net sales increased $66.2 million or 43.5%, to $218.3 million from $152.1 million in the prior year period, primarily reflecting improving conditions in the RV industry, increased raw material commodity prices which were passed through to customers, the acquisitions mentioned above (which in aggregate contributed $27.8 million of the sales increase), and improved retail fixture and residential furniture sales in the industrial market.  The RV industry, which represented approximately 69% of the Company’s sales in the six months of 2012, saw wholesale unit shipments increase by approximately 8% in the first six months of 2012 compared to 2011.

The MH industry, which represented 20% of the Company’s second quarter 2012 sales, experienced an 11% increase in wholesale unit shipments compared to the prior year period.  Partially offsetting the sales increase is the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying.  In addition, that same customer has set up distribution centers which provide certain product lines to several of its own manufacturing facilities that we had previously been supplying.  For the first six months of 2012, the MH industry represented approximately 19% of the Company’s sales.  On a year-to-date basis, MH unit shipments increased approximately 20% from 2011.

The industrial market sector accounted for approximately 11% and 12% of the Company’s second quarter and six months 2012 sales, respectively.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 29% and 27% for the second quarter and first six months of 2012, respectively, compared to the prior year periods (as reported by the U.S. Department of Commerce).  As discussed above, as a result of our efforts to diversify into industrial market segments less directly tied to residential new home construction, we have seen an increase in our revenue from the institutional fixture, furniture and countertop markets, among others.  Sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, increased 10% in the first six months of 2012 from the prior year period.

Cost of Goods Sold.  Cost of goods sold increased $27.2 million or 38.5%, to $97.8 million in second quarter 2012 from $70.6 million in 2011. For the first six months of 2012, cost of goods sold increased $51.8 million or 39.2%, to $184.0 million from $132.2 million in the prior year period.  As a percentage of net sales, cost of goods sold decreased during the quarter to 84.6% from 85.4% in 2011.  For the first six months of 2012, cost of goods sold as a percentage of net sales decreased to 84.3 % from 86.9% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during the second quarter and first six months of 2012 by: (i) increased revenues relative to our overall fixed overhead cost, (ii) the impact of acquisitions completed during 2011 and 2012, (iii) increased distribution segment revenues and gross profit compared to the second quarter and six months periods in 2011, (iv) actions to reduce or eliminate negative margins on certain products, and (v) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.

In addition, higher energy costs and increased demand in certain market sectors have resulted in fluctuating costs of certain raw materials that we utilize and distribute.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit.  Gross profit increased $5.8 million or 48.4%, to $17.8 million in second quarter 2012 from $12.0 million in second quarter 2011. For the six months periods, gross profit increased $14.4 million or 72.2%, to $34.3 million in 2012 from $19.9 million in 2011.  As a percentage of net sales, gross profit increased to 15.4% in second quarter 2012 from 14.6% in the same period in 2011 and increased to 15.7% in the first six months of 2012 from 13.1% in the prior year period.  The improvement in gross profit dollars and percentage of net sales in the 2012 periods compared to 2011 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of the acquisitions noted above.  We believe these acquisitions will provide positive contribution to our operating profitability going forward.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used in the manufacture of our products and the competitive environment which can cause gross margins to fluctuate from quarter to quarter and year to year.  We currently estimate gross profit margins for the balance of 2012 to be in a range consistent with gross profit margins for the full year 2011 and the first two quarters of 2012 subject to the above and other factors.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.5 million or 13.6%, to $4.0 million in second quarter 2012 from $3.5 million in second quarter 2011.  For the six months, warehouse and delivery expenses increased $1.0 million or 15.7%, to $7.6 million in 2012 from $6.6 million in 2011.  The expense increase in both the second quarter and the first six months of 2012 was attributable to increased sales volumes. As a percentage of net sales, warehouse and delivery expenses were 3.4% and 4.2% in second quarter 2012 and 2011, respectively, and 3.5% and 4.4% for the comparable six months periods.  The decrease as a percentage of net sales for both the second quarter and first six months of 2012 reflected the better utilization of our truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $1.8 million or 45.8%, to $5.9 million in second quarter 2012 from $4.1 million in second quarter 2011.  For the six months, SG&A expenses increased $2.9 million or 36.9%, to $10.8 million in 2012 from $7.9 million in 2011.  Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of operating profits contributed to a net increase in selling and administrative wages, incentives and payroll taxes in both the second quarter and first six months of 2012 compared to the prior year periods.  As a percentage of net sales, SG&A expenses were 5.1% and 4.9% in second quarter 2012 and 2011, respectively, and were 5.0% in the first six months of 2012 compared to 5.2% in 2011.

Amortization of Intangible Assets.   In the aggregate, amortization of intangible assets increased $163,000 and $307,000 in the second quarter and first six months of 2012, respectively, compared to the prior year periods, reflecting the impact of businesses acquired since June 2011.

In conjunction with the acquisition of the manufacturing and distribution business of Praxis in late June 2011, the Company recognized $0.4 million in certain finite-lived intangible assets which are being amortized over periods ranging from 2 to 5 years.  As a result, amortization expense increased $24,000 in the second quarter of 2012 and $47,000 in the first six months of 2012 compared to the prior year periods.

In conjunction with the acquisition of AIA in September 2011, the Company recognized $3.1 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years.  As a result, amortization expense increased $95,000 in the second quarter of 2012 and $190,000 in the first six months of 2012 compared to the prior year periods.

In conjunction with the acquisition of Performance Graphics in December 2011, the Company recognized $0.3 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years.  As a result, amortization expense increased $11,000 in the second quarter of 2012 and $22,000 in the first six months of 2012 compared to the prior year periods.

In conjunction with the acquisition of Décor in March 2012, the Company recognized $1.0 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 5 to 10 years beginning in the first quarter of 2012.  As a result, amortization expense increased $33,000 in the second quarter of 2012 and $48,000 in the first six months of 2012, respectively, compared to the prior year periods.

Operating Income.    Operating income increased $3.1 million to $7.6 million in second quarter 2012 from $4.5 million in the prior year.  For the six months, operating income was $15.1 million in 2012 compared to $5.3 million in 2011.  The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $0.1 million and the credit of $0.3 million in the second quarter of 2012 and 2011, respectively, represents non-cash charges or credits related to mark-to-market accounting for common stock warrants issued to the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (as defined herein) (the “2008 Warrants”).  For the six months, the stock revaluation expense was $1.8 million in 2012 compared to a credit of $7,000 in 2011.

In the first quarter of 2012, three members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.   In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of these shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the exercise dates.

In the second quarter of 2012, one member of the Company’s former bank lending group exercised its 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  In connection with the cashless exercise 69,106 net shares of common stock were issued.  The fair value of these shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the exercise date.   As of July 1, 2012, there were 74,319 shares of common stock issuable upon exercise of the remaining 2008 Warrants.  Additional exercises of the 2008 Warrants are expected to impact the revaluation of these warrants in future periods.  See Note 10 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.3 million and $1.2 million in the second quarter and first six months of 2012, respectively.  Second quarter 2011 interest expense included the write-off of $0.2 million of financing costs related to our previous credit facility.  Six months 2011 interest expense included the write-off of $0.6 million of financing costs and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Borrowing rates and average outstanding balances under the 2011 Credit Facility (as defined herein) in the second quarter and first half of 2012 were lower than the interest rates and average outstanding balances under the previous credit facility in the first quarter of 2011 and under the 2011 Credit Facility in the second quarter of 2012.  Total debt outstanding during the first half of 2012 included the issuance during 2011 of the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note issued in September 2011 to the seller of AIA, at interest rates higher than those under the previous credit facility.

For the first six months of 2012, interest expense was positively impacted by (i) the optional prepayment on March 30, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes; (ii) net payments on the 2011 Credit Facility of $5.6 million; and (iii) the repayment of $0.5 million principal amount of the 10% Promissory Note.

Income Taxes.  At December 31, 2011, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $15.6 million.  As the Company has generated taxable income, it has been reversing the tax valuation allowance resulting in an effective tax rate of 0% for the second quarter and first six months of both 2012 and 2011.

In the second quarter of 2012, the Company determined it was likely the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed $6.7 million of the valuation allowance, with the reversal recorded as a non-cash income tax credit in the second quarter and first six months of 2012.  The Company expects that the balance of the valuation allowance will be utilized during the second half of 2012 consistent with the Company’s expected tax position, resulting in an effective tax rate of zero for the full year 2012.  Beginning in the first quarter of 2013, the Company expects to record income taxes at normalized rates.

In addition, at December 31, 2011, the Company had a federal net operating loss carryforward of approximately $21.0 million that will begin to expire in 2028 and state net operating loss carryforwards of approximately $27.1 million that will expire in varying amounts between 2012 and 2029.  The Company estimates the net operating tax loss carryforwards will offset any taxable income generated during the remainder of 2012 and that it will not pay any significant federal or state income taxes for the year ending December 31, 2012.

Net Income.  Net income for second quarter 2012 was $13.3 million or $1.22 per diluted share compared to $3.7 million or $0.36 per diluted share for 2011.  For the first six months, net income was $18.3 million or $1.70 per diluted share in 2012 compared to $2.5 million or $0.24 per diluted share for 2011.  The changes in net income reflect the impact of the items previously discussed, including the reversal of the tax valuation allowance which increased diluted earnings per share in the second quarter and first six months of 2012 by $0.61 and $0.62 per share, respectively.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased approximately 7% in both the second quarter and the first six months of 2012 compared to the prior year periods principally reflecting the issuance of the September 2011 Warrants (as defined herein), 100,000 shares of common stock in connection with the Décor acquisition and, for the first six months of 2012, the March 2011 Warrants (as defined herein).   See Notes 7 and 10 to the Condensed Consolidated Financial Statements for additional details.

REVIEW BY BUSINESS SEGMENT

General

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a vinyl printing division, a solid surface fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, interior and exterior lighting products (effective with the acquisition of Gustafson Lighting), and other miscellaneous products.

Second Quarter and Six Months Ended July 1, 2012 Compared to 2011

General

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments.  A reconciliation to consolidated operating income is presented in Note 14 to the Condensed Consolidated Financial Statements.

	Second Quarter Ended		Six Months Ended
(thousands)	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Sales
Manufacturing	$92,695	$65,783	$176,373	$122,144
Distribution	27,557	20,094	50,953	36,268

Gross Profit
Manufacturing	13,782	9,155	26,433	14,771
Distribution	4,319	2,817	8,367	5,182

Operating Income
Manufacturing	8,684	5,392	16,777	7,732
Distribution	1,376	568	2,711	795

Manufacturing

Sales.  Sales increased $26.9 million or 40.9%, to $92.7 million in second quarter 2012 from $65.8 million in the prior year quarter.   In the first six months of 2012, sales increased $54.3 million or 44.5%, to $176.4 million from $122.1 million in the first six months of 2011. This segment accounted for approximately 77% of the Company’s consolidated net sales for both the second quarter and the first six months of 2012, and approximately 76% of consolidated net sales for the comparable periods in 2011.  The sales increase reflected a 59% increase in the Company’s revenue from the RV industry and a 26% increase in revenue from the MH industry on a year-to-date basis.  Approximately $14.8 million and $25.3 million of the revenue improvement in the second quarter and six months of 2012, respectively, was attributable to acquisitions completed since mid-June 2011 – the manufacturing component of Praxis, AIA, Performance Graphics, and Décor.  The remaining sales increase of $12.1 million and $29.0 million in the second quarter and first six months of 2012, respectively, is primarily attributable to (i) increased RV market penetration, (ii) increased raw material commodity prices which were passed through to customers, (iii) improved retail fixture and residential furniture business in the industrial market in the first quarter of 2012, (iv) an increase in wholesale unit shipments in the RV industry of 6% and 8% in the second quarter and first six months of 2012, respectively, and (v) an increase in wholesale unit shipments in the MH industry of 11% and 20% in the second quarter and first six months of 2012, respectively.

The revenue increase from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.

Gross Profit.  Gross profit increased $4.6 million to $13.8 million in second quarter 2012 from $9.2 million in second quarter 2011.   As a percentage of sales, gross profit increased to 14.9% in second quarter 2012 from 13.9% in the prior year period.

Gross profit increased $11.6 million to $26.4 million in the first six months of 2012 from $14.8 million in the prior year period.  As a percentage of sales, gross profit increased to 15.0% in 2012 from 12.1% in 2011. Gross profit for the second quarter and first six months of 2012 improved primarily as a result of higher revenues, the impact of acquisitions completed during 2011 and 2012, increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.   Cost of goods sold also benefited in 2012 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $3.3 million to $8.7 million in second quarter 2012 compared to $5.4 million in the prior year.  For the first six months of 2012, operating income increased $9.1 million to $16.8 million from $7.7 million in 2011.  The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales.  Sales increased $7.5 million or 37.3%, to $27.6 million in second quarter 2012 from $20.1 million in the prior year period.   In the first six months of 2012, sales increased $14.7 million or 40.5%, to $51.0 million from $36.3 million in the first six months of 2011. This segment accounted for approximately 23% of the Company’s consolidated net sales for both the second quarter and the first six months of 2012, and approximately 24% of consolidated net sales for the comparable periods in 2011.  The sales increase reflected a 58% increase in the Company’s revenue from the RV industry and a 21% increase in revenue from the MH industry on a year-to-date basis.

The electronics division and the wiring, electrical and plumbing division accounted for approximately $4.9 million and $0.7 million, respectively, of the sales increase in the second quarter of 2012.  For the first six months of 2012, these same divisions accounted for approximately $7.5 million and $2.4 million of the sales increase from the comparable 2011 periods.  The acquisition of the distribution component of Praxis late in the second quarter of 2011 accounted for approximately $1.4 million and $2.5 million of the sales increase in the second quarter and year-to-date periods, respectively.   Sales were also positively impacted during the quarter and first six months of 2012 by an 11% and 20% increase, respectively, in wholesale unit shipments in the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $1.5 million to $4.3 million in second quarter 2012 from $2.8 million in second quarter 2011.  As a percentage of sales, gross profit was 15.7% in second quarter 2012 compared to 14.0% in second quarter 2011.

For the six month periods, gross profit increased $3.2 million to $8.4 million in 2012 compared to $5.2 million in 2011.  As a percentage of sales, gross profit was 16.4% in the first six months of 2012 compared to 14.3% in

2011.  The increase in gross profit as a percentage of sales for both the second quarter and first six months of 2012 is primarily attributable to the impact of increased distribution segment revenues relative to fixed costs, which was partially offset in the second quarter of 2012 by a mix shift to a higher percentage of direct shipment sales from the Company’s vendors to its customers.

Operating Income.  Operating income in second quarter 2012 increased $0.8 million to $1.4 million from $0.6 million in the prior year period.   For the first six months 2012, operating income increased $1.9 million to $2.7 million from $0.8 million in the first six months of 2011.  The overall increase in revenues, as well as the acquisition of several new product lines during 2012 and 2011, in particular the Praxis distribution business acquired late in the second quarter of 2011, made a positive contribution to operating income during the second quarter and first six months of 2012.

Unallocated Corporate Expenses

Unallocated corporate expenses in the second quarter of 2012 increased $0.6 million to $2.2 million from $1.6 million in the comparable prior year period.  In the first six months of 2012, such expenses increased $0.6 million to $3.8 million from $3.2 million in the first six months of 2011 primarily reflecting an increase in accrued incentive compensation related to improved operating performance and, to a lesser extent, an increase in the allowance for doubtful accounts.

        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned or the net loss sustained in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities, cash reserves and borrowings under our 2011 Credit Facility.  Our principal uses of cash are to support working capital demands, support our acquisition and capital expenditure plans, and meet debt service requirements.

Net cash provided by operating activities increased $15.6 million to $14.3 million in the first six months of 2012 compared to cash outflows of $1.3 million in the first six months of 2011, primarily reflecting an increase in net income to $18.3 million from $2.5 million in the prior year period.  Six months 2012 net income includes a non-cash credit of $6.7 million related to the reversal of the deferred tax valuation allowance in the second quarter of 2012 with no comparable amount in 2011.  Trade receivables increased $10.2 million and $15.6 million in the first six months of 2012 and 2011, respectively, primarily reflecting increased sales levels in these periods as well as the impact of acquisitions for the 2012 period.  In addition, many of the Company’s larger customers had longer plant shutdowns at the end of 2010 for the holiday season compared to the end of 2011 which contributed to the increase in trade receivables in the first six months of 2011.

Inventories increased $5.6 million in the first six months of 2012 compared to a $1.5 million increase in the comparable 2011 period, primarily reflecting an increase in sales volumes and the impact of acquisitions.  In addition, the Company continues to aggressively manage inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to match lead-time and minimum order requirements.  The $13.5 million net increase in accounts payable and accrued liabilities in the first six months of 2012 compared to the $9.1 million net increase in the prior year period reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

Cash provided by operating activities in the first six months of 2012 also included a $1.8 million non-cash charge related to mark-to-market accounting for the 2008 Warrants versus a non-cash credit of $7,000 in the prior year period.  In addition, operating cash flows in the first six months of 2011 included an incremental $0.6 million related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated on March 25, 2011 with no comparable amount in the current year period.

Investing Activities

Investing activities used cash of $5.9 million in the first six months of 2012 primarily to fund capital expenditures of $2.2 million and for the acquisition of Decor for $3.7 million.  Cash used in investing activities of $1.7 million in the first six months of 2011 was primarily to fund capital expenditures of $1.2 million and for the acquisition of Praxis for $0.5 million.

The capital plan for full year 2012 includes spending related to the replacement of our current management information systems, the acquisition of a building in the Midwest to increase capacity to support the growth in one of our manufacturing divisions, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, and the replacement of or enhancements to existing production line equipment at several of our manufacturing operations.  Our current operating model forecasts capital expenditures for 2012 to be approximately $6.7 million and we expect to amend our 2011 Credit Agreement to accommodate the increased capital expenditure needs described above.

In July 2012, we acquired the business and certain assets of Gustafson Lighting for approximately $2.8 million in cash.  The acquisition will be included as a use of cash from investing activities in the third quarter of 2012.   See Note 15 to the Condensed Consolidated Financial statements for further details.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing Enterprise Resource Planning (“ERP”) software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the fourth quarter of 2012.  Total capital expenditures on the ERP project are projected to be $1.5 million in 2012.

Financing Activities

Net cash flows used in financing activities were $7.6 million in the first six months of 2012 compared to cash provided of $1.8 million in the comparable 2011 period.  For the first six months of 2012, net long-term debt payments of $7.7 million consisted of (i) net payments on the 2011 Credit Facility of $5.6 million; (ii) the repayment of $0.5 million principal amount of the 10% Promissory Note issued in September 2011 to the seller of AIA; and (iii) the optional prepayment on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes, that were issued in connection with the March 2011 refinancing of the Company’s previous credit facility and the financing of the AIA acquisition in September 2011, respectively.

For the first six months of 2011, the Company had a net increase in long-term borrowings of $2.5 million.  In addition, the Company borrowed $2.8 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s previous credit facility.  Cash flows used in financing activities in the first six months of 2011 included a cash payment of $1.1 million which represented the fair value of the interest rate swaps that were terminated on March 25, 2011, and cash payments of (i) $0.6 million related to the previous credit facility and (ii) $1.8 million associated with the establishment of the 2011 Credit Facility and other financing activities.

Capital Resources

Previous Credit Facility, Interest Rate Swaps and Term Loan

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement which consisted of a senior secured credit facility comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the previous credit facility.  Approximately $0.1 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the six months ended June 26, 2011.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind.”

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For the six months ended June 26, 2011, amortized losses of $0.7 million were recognized in interest expense on the condensed consolidated statements of operations and included $0.1 million related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the six months ended June 26, 2011 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million.  See Note 10 to the Condensed Consolidated Financial Statements for further details.

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

In May 2011 and August 2011, two holders exercised their 2008 Warrants to purchase 82,401 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 45,175 net shares of common stock were issued.  The fair value of these shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following these exercises, 413,996 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

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

In September 2011, one holder exercised its 2008 Warrants to purchase 91,477 shares of the Company’s common stock.  In connection with the cashless exercise, 45,881 net shares of common stock were issued.  The fair value of these shares of $0.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following this exercise, 328,169 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

In the first quarter of 2012, three holders exercised their 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.   In connection with the cashless exercises, 154,109 net shares of common stock were issued.  The fair value of these shares of $1.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following these exercises, 148,638 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

In the second quarter of 2012, one holder exercised its 2008 Warrants to purchase 74,319 shares of the Company’s common stock.   In connection with the cashless exercise, 69,106 net shares of common stock were issued.  The fair value of these shares of $1.0 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  As of July 1, 2012, 74,319 shares of common stock are issuable upon exercise of the remaining 2008 Warrants.

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

• The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

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

As of July 1, 2012, the Company had $18.7 million outstanding under its Revolver.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of July 1, 2012 was $43.2 million.

At July 1, 2012, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.50% (or 4.75%), or LIBOR plus 2.50% (or 2.74%), and the fee payable on committed but unused portions of the Revolver was 0.375%.   At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.

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

The fixed charge coverage ratio is the ratio for any period of (i) EBITDA minus capital expenditures made to (ii) fixed charges.  Fixed charges for any period is the sum of (a) interest expense accrued (other than interest paid-in-kind, amortization of financing fees, and other non-cash interest expense), (b) principal payments in respect of indebtedness that are required to be paid, (c) all federal, state, and local income taxes accrued, and (d) all restricted junior payments paid (whether in cash or other property, other than common stock).

Excess availability for any period refers to the amount that the Company is entitled to borrow as advances under the 2011 Credit Agreement (after giving effect to all outstanding obligations) minus the aggregate amount, if any, of the Company’s trade payables aged in excess of historical levels and all book overdrafts of the Company in excess of historical practices.

As of and for the fiscal period ended July 1, 2012, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended July 1, 2012 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	5.8
Excess availability plus qualified cash (end of period)	$2,000	$25,259
Annual capital expenditures limitation (actual year-to-date)	$4,000	$2,193

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

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of July 1, 2012, the unamortized portion of the debt discount was $0.5 million.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance to Northcreek and an affiliate of Northcreek of Secured Senior Subordinated Notes in the aggregate principal amount of $2.7 million (the “September 2011 Notes”).  The September 2011 Notes are secured by a pledge of substantially all of the assets of the Company and are subordinated to indebtedness under the 2011 Credit Agreement.  The September 2011 Notes bear interest at 13% per annum and mature on March 31, 2016.  The Company may prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of July 1, 2012, the unamortized portion of the debt discount was $0.2 million.

Optional Prepayments

On March 30, 2012, the Company exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2 and Northcreek in which both parties (i)agreed to waive their respective rights to require the

Company to make the March 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the portion of the March 2011 Notes held by Northcreek to prepay an additional $250,000 of principal amount of the March 2011 Notes held byTCOMF2.

On March 30, 2012, the Company also exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

On June 29, 2012, the Company exercised its option to prepay 10%, or $770,000 in the aggregate, of the original principal amount of both its March 2011 Notes and September 2011 Notes, at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2, Northcreek and the affiliate of Northcreek in which the parties (i) agreed to waive their respective rights to require the Company to make the June 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes and the September 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the portion of the March 2011 Notes held by Northcreek to prepay an additional $250,000 of principal amount of the March 2011 Notes held by TCOMF2, and allocate the prepayment with respect to $270,000 of principal amount that would have otherwise been allocated to the September 2011 Notes held by Northcreek and the Northcreek affiliate to prepay an additional $270,000 of principal amount of the March 2011 Notes held by TCOMF2.

In the first six months of 2012, the Company prepaid a total of $1,540,000 principal amount, in the aggregate, of the March 2011 and September 2011 Notes.   As of July 1, 2012, the principal amount outstanding under the March 2011 Notes and the September 2011 Notes was $3.73 million and $2.43 million, respectively.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.  As of July 1, 2012, the principal amount outstanding under the Promissory Note was $1.25 million.

2011 Warrants

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.  The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in the aggregate was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants

are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.   The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and the affiliate of Northcreek exercised their warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2011 Credit Facility.  Our primary uses of cash are to meet working capital demands, which include paying our creditors and employees, funding acquisitions, supporting our capital expenditure plans, and meeting debt service requirements.  We also have a substantial asset collateral base, which we believe, if sold in the normal course, is sufficient to cover our outstanding debt.

We are subject to market risk primarily in relation to our cash and short-term investments.  The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations.  While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  In addition, all of our debt obligations under our 2011 Credit Facility are subject to variable rates of interest.

Cash, cash equivalents, cash generated from operations and borrowings available under our 2011 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Borrowings under our Revolver are subject to a borrowing base, up to a maximum borrowing limit of $50.0 million.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of July 1, 2012 was $43.2 million.

Our ability to access unused borrowing capacity under the 2011 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2011 Credit Agreement.  In 2011 and in the first six months of 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2011 Credit Agreement.   Based on our 2012 operating plan, we expect to continue to maintain compliance with the financial covenants under our 2011 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

If we fail to comply with the covenants under the 2011 Credit Agreement, there can be no assurance that the lenders will consent to an amendment or waiver of the 2011 Credit Agreement.  In this event, the lenders and/or the holders of the March 2011 Notes and the September 2011 Notes could cause the related indebtedness to become due and payable prior to maturity or it could result in the Company having to refinance its indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.

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

In 2012, our management team is focused on increasing market share, maintaining margins, the implementation of our new ERP system, keeping costs aligned with revenue, further improving operating efficiencies, aggressively managing inventory levels and pricing, and acquiring businesses/product lines that meet established criteria, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels.  In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform.  In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software in addition to costs incurred from the services provided by third party consultants.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the fourth quarter of 2012.

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

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits have generally been the highest in the second and third quarters.  However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers since the latter part of 2009.  Additionally, the winter months in the late fourth quarter of 2011 and first quarter of 2012 in the Midwestern United States and other regions were mild when compared to previous years and may additionally impact seasonal trends in fiscal 2012.  Consequently, future seasonal trends may be different from prior years.

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

Changes in internal control over financial reporting.   In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software.  As a result, certain internal controls have been incrementally strengthened, and will continue to be strengthened, due both to the installation of ERP software and business process changes. Implementation of additional functions of the ERP system and business process changes are expected to be executed in phases over a period of 18 to 24 months beginning in the fourth quarter of 2012 to further strengthen the Company’s internal control.  In addition, the Company plans to convert systems used by recently acquired businesses to the new ERP system based on a pre-defined timeline.

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended July 1, 2012 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on information contained in filings by Tontine Capital with the SEC on May 31, 2012 and June 21, 2012, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine decreased from 4,771,127 shares or 45.9% of our common stock then outstanding to 4,670,532 shares or 44.4%, reflecting the disposition on May 29, 2012 and June 19, 2012, of 20,088 shares and 80,507 shares, respectively, held by an affiliate of Tontine Capital.  Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions.  In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board.  As of July 1, 2012, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

In May 2012, the Company purchased a total of 29,909 shares of Common Stock at a purchase price of $11.80 per share for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.   No shares were repurchased in the open market.

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2-April 29, 2012	-	-	-	-
April 30-June 3, 2012	29,909	$11.80	-	-
June 4-July 1, 2012	-	-	-	-
Total	29,909		-	-

ITEM 6.	EXHIBITS

Exhibits	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, and (iv) the Condensed Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date:	August 14, 2012	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer