Form 10-Q
period 2012-09-30
PATRICK INDUSTRIES INC
filed 2012-11-13
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
Yes ☐   No ☒

As of October 26, 2012, there were 10,681,787 shares of the registrant’s common stock outstanding.

     PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) Sept. 30, 2012	Dec. 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$888	$550
Trade receivables, net	31,650	14,171
Inventories	40,978	27,503
Prepaid expenses and other	3,074	2,161
Total current assets	76,590	44,385
Property, plant and equipment, at cost	85,503	77,499
Less accumulated depreciation	56,901	54,521
Property, plant and equipment, net	28,602	22,978
Goodwill	6,753	4,319
Intangible assets, net of accumulated amortization (2012: $2,738; 2011: $1,746)	13,280	11,515
Deferred tax assets, net of valuation allowance	4,430	-
Deferred financing costs, net of accumulated amortization (2012: $871; 2011: $432)	1,472	1,898
Other non-current assets	650	675
TOTAL ASSETS	$131,777	$85,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$1,000	$1,000
Accounts payable	27,005	10,915
Accrued liabilities	10,579	7,935
Total current liabilities	38,584	19,850
Long-term debt, less current maturities and discount	32,089	31,954
Deferred compensation and other	3,438	3,780
Deferred tax liabilities	-	1,344
TOTAL LIABILITIES	74,111	56,928

SHAREHOLDERS’ EQUITY
Common stock	55,498	54,242
Accumulated other comprehensive loss	(183)	(183)
Additional paid-in capital	3,983	1,293
Accumulated deficit	(1,632)	(26,510)
TOTAL SHAREHOLDERS’ EQUITY	57,666	28,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,777	$85,770

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011

NET SALES	$112,946	$77,439	$331,239	$229,544
Cost of goods sold	96,043	64,248	280,063	196,446
GROSS PROFIT	16,903	13,191	51,176	33,098

Operating expenses:
Warehouse and delivery	4,086	3,537	11,741	10,155
Selling, general and administrative	5,398	4,226	16,256	12,157
Amortization of intangible assets	342	195	992	538
Gain on sale of fixed assets and acquisition of business	(234)	(11)	(237)	(263)
Total operating expenses	9,592	7,947	28,752	22,587

OPERATING INCOME	7,311	5,244	22,424	10,511
Stock warrants revaluation	(73)	(69)	1,731	(76)
Interest expense, net	830	777	2,465	3,589
Income before income tax credit	6,554	4,536	18,228	6,998
Income tax credit	-	-	(6,650)	-
NET INCOME	$6,554	$4,536	$24,878	$6,998

BASIC NET INCOME PER COMMON SHARE	$0.61	$0.46	$2.38	$0.72
DILUTED NET INCOME PER COMMON SHARE	$0.60	$0.44	$2.32	$0.68

Weighted average shares outstanding - Basic	10,673	9,865	10,473	9,673
- Diluted	10,909	10,387	10,705	10,230

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
Net income	$6,554	$4,536	$24,878	$6,998
Amortization of loss on interest rate swap agreements, net of $451 tax	-	-	-	677
Comprehensive income	$6,554	$4,536	$24,878	$7,675

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sept. 30, 2012	Sept. 25, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,878	$6,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,701	3,048
Amortization of intangible assets	992	538
Stock-based compensation expense	576	247
Deferred compensation expense	175	176
Reversal of tax valuation allowance	(6,650)	-
Gain on sale of fixed assets and acquisition of business	(237)	(263)
Stock warrants revaluation	1,731	(76)
Decrease in cash surrender value of life insurance	67	135
Deferred financing amortization	439	834
Amortization of debt discount and bond costs	147	72
Interest paid-in-kind	-	116
Amortization of loss on interest rate swap agreements	-	677
Change in fair value of derivative financial instruments	-	(106)
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(14,347)	(12,047)
Inventories	(9,861)	(2,525)
Prepaid expenses and other	(5)	547
Accounts payable and accrued liabilities	14,307	11,503
Payments on deferred compensation obligations	(283)	(348)
Net cash provided by operating activities	14,630	9,526
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,281)	(1,643)
Proceeds from sale of property, equipment and facilities	58	87
Business acquisitions	(9,223)	(6,213)
Insurance premiums paid	(42)	(119)
Net cash used in investing activities	(14,488)	(7,888)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments, net	(12)	(3,463)
Short-term debt borrowings, net	-	1,000
Proceeds from life insurance policy loans	-	2,736
Payment on termination of interest rate swap agreements	-	(1,137)
Payment of deferred financing/debt issuance costs	(13)	(2,514)
Proceeds from exercise of stock options, including tax benefit	221	21
Other	-	2
Net cash provided by (used in) financing activities	196	(3,355)
Increase (decrease) in cash and cash equivalents	338	(1,717)
Cash and cash equivalents at beginning of year	550	1,957
Cash and cash equivalents at end of period	$888	$240

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2012 and December 31, 2011, and its results of operations for the three and nine months ended September 30, 2012 and September 25, 2011, and cash flows for the nine months ended September 30, 2012 and September 25, 2011.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2011.  Operating results for the third quarter and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Sept. 30, 2012	Dec. 31, 2011
Raw materials	$21,146	$14,382
Work in process	2,924	1,950
Finished goods	3,097	2,353
Less: reserve for inventory obsolescence	(782)	(451)
Total manufactured goods, net	26,385	18,234
Materials purchased for resale (distribution products)	14,984	9,519
Less: reserve for inventory obsolescence	(391)	(250)
Total materials purchased for resale (distribution products), net	14,593	9,269
Total inventories	$40,978	$27,503

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.  The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Performance Graphics, Décor Mfg., LLC (“Décor”), and Creative Wood Designs, Inc. (“Creative Wood”).  While Gravure Ink, AIA, Performance Graphics, Décor, and Creative Wood remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon International Group, which remains a reporting unit for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the third quarter and nine months ended September 30, 2012.  There have been no material changes to the methods of evaluating goodwill and intangible asset impairments during the third quarter of 2012.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

In March 2012, the Company acquired the business and certain assets of Tualatin, Oregon-based Décor.  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $655; trademarks - $624; non-compete agreements - $384; and goodwill - $1,440. The goodwill recognized is expected to be deductible for income tax purposes.  The Décor reporting unit is included in the Manufacturing segment.  See Note 5 for further details.

In July 2012, the Company acquired the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”).  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $178; trademarks - $143; and non-compete agreement - $16.  The Gustafson reporting unit is included in the Distribution segment.  See Note 5 for further details.

In September 2012, the Company acquired the business and certain assets of Ligonier, Indiana-based Creative Wood.  The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $207; trademarks - $238; non-compete agreement - $312; and goodwill - $994. The goodwill recognized is expected to be deductible for income tax purposes.  The Creative reporting unit is included in the Manufacturing segment.  See Note 5 for further details.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2012	$4,214	$105	$4,319
Acquisitions	2,434	-	2,434
Balance – September 30, 2012	$6,648	$105	$6,753

Other Intangible Assets

As of September 30, 2012, the remaining intangible assets balance of $13.3 million is comprised of $3.1 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $10.2 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 1 to 19 years.  There was no impairment recognized for indefinite-lived intangible assets during the third quarter and nine months ended September 30, 2012.

Other intangible assets, net consist of the following as of September 30, 2012 and December 31, 2011:

(thousands)	Sept. 30, 2012	Dec. 31, 2011
Trademarks	$3,094	$2,089
Customer relationships	11,308	10,268
Non-compete agreements	1,616	904
	16,018	13,261
Less: accumulated amortization	(2,738)	(1,746)
Other intangible assets, net	$13,280	$11,515

Changes in the carrying value of other intangible assets for the nine months ended September 30, 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2012	$10,583	$932	$11,515
Acquisition	2,420	337	2,757
Amortization	(778)	(214)	(992)
Balance – September 30, 2012	$12,225	$1,055	$13,280

5.	ACQUISITIONS

2012 Acquisitions

Décor

On March 2, 2012, the Company acquired certain assets of Décor, a laminating operation located in Tualatin, Oregon, for a net purchase price of $4.3 million.  This acquisition expanded the Company’s revenues to its existing customer base in the recreational vehicle (“RV”) industry sector and significantly expanded the Company’s RV presence in the Northwest.  The results of operations for Décor are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Décor team to maximize efficiencies, revenue impact, market share growth, and net income.

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

(thousands)
Trade receivables	$1,280
Inventories	903
Property, plant and equipment	400
Prepaid expenses	22
Accounts payable and accrued liabilities	(1,375)
Intangible assets	1,663
Goodwill	1,440
Total net purchase price	$4,333

Gustafson Lighting

On July 23, 2012, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based Gustafson, a distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades for the RV industry.  This acquisition provided opportunities for the Company to increase its market share and per unit content.  The results of operations for Gustafson are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $3.0 million exceeded the fair value of the purchase price of the business, including the building, of $2.8 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition in the third quarter of 2012.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the condensed consolidated statements of operations for the third quarter and nine months ended September 30, 2012.

The acquisition was funded through borrowings under the Company’s 2011 Credit Facility and was completed pursuant to a foreclosure and private sale under the Uniform Commercial Code with Capital Source Finance, LLC.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments will be finalized in the fourth quarter of 2012.  The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$982
Inventories	1,501
Property, plant and equipment	1,221
Prepaid expenses	20
Accounts payable and accrued liabilities	(1,055)
Intangible assets	337
Gain on acquisition of business	(223)
Total net purchase price	$2,783

Creative Wood

On September 15, 2012, the Company completed the acquisition of the business and certain assets of Ligonier, Indiana-based Creative Wood, a manufacturer of hardwood furniture including interior hardwood tables, chairs, dinettes, trim, fascia, mouldings, and other miscellaneous products, for a net purchase price of $2.7 million which includes a contingent payment based on future performance.  This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector. The results of operations for Creative Wood are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Creative Wood team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company's 2011 Credit Facility.  Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments will be finalized in the fourth quarter of 2012.  The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$870
Inventories	1,210
Property, plant and equipment	1,429
Prepaid expenses	28
Accounts payable and accrued liabilities	(1,581)
Other liabilities	(958)
Intangible assets	757
Goodwill	994
Total net purchase price	$2,749

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

AIA

In September 2011, the Company acquired certain assets of Syracuse, Indiana-based AIA, a fabricator of solid surface, granite, and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets, for a net purchase price of $5.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry and industrial market sectors.  The results of operations for AIA are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the organizational talent and expertise of the AIA team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,144
Inventories	222
Property, plant and equipment	667
Prepaid expenses	26
Accounts payable and accrued liabilities	(1,381)
Intangible assets	3,704
Goodwill	1,163
Total net purchase price	$5,545

Performance Graphics

In December 2011, the Company acquired certain assets of Elkhart, Indiana-based Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries, for a net purchase price of $1.3 million.  This acquisition expanded the Company’s product offerings in the RV and industrial market sectors.  The results of operations for Performance Graphics are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the expertise of the Performance Graphics team to maximize efficiencies, revenue impact, market share growth, and net income.

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

The following unaudited pro forma information assumes the Creative Wood, Décor, and AIA acquisitions occurred as of the beginning of the periods presented.  The pro forma information contains the actual operating results of Creative Wood, Décor, and AIA combined with the results prior to the acquisition dates in September 2012, March 2012, and September 2011, respectively, adjusted to reflect the pro forma impact of the acquisitions occurring at the beginning of the period.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Creative Wood and Decor acquisitions of approximately (i) $67,000 for the third quarter ended September 25, 2011 and (ii) $124,000 and $201,000 for the nine months periods ended September 30, 2012 and September 25, 2011, respectively.  Amortization expense of approximately $95,000 and $285,000 related to intangible assets acquired in the AIA acquisition is included in the pro forma information for the third quarter and nine months ended September 25, 2011, respectively.  Pro forma information related to the Gustafson, Praxis, and the Performance Graphics acquisitions is not included in the table below as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
Revenue	$116,737	$89,750	$343,870	$270,875
Net income	7,114	5,362	25,664	9,683
Income per share – basic	0.67	0.54	2.45	1.00
Income per share – diluted	0.65	0.52	2.40	0.95

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For the third quarter and nine months ended September 30, 2012, revenue of approximately $9.4 million and $17.6 million, respectively, was included in the Company’s condensed consolidated statements of operations pertaining to the three businesses acquired in 2012.  Revenue of approximately $1.3 million and $1.4 million, respectively, was included for the comparable periods in 2011 pertaining to the three businesses acquired in 2011.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions.  The Company recorded compensation expense of $0.2 million and $0.1 million for the third quarters ended September 30, 2012 and September 25, 2011, respectively, for its stock-based compensation plans on the condensed consolidated statements of operations.  For the comparable nine months periods, the Company recorded compensation expense of $0.6 million and $0.2 million, respectively.

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

As of September 30, 2012, there was approximately $1.3 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 17.1 months.

7.	INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and warrants.  The dilutive effect of stock options and warrants is calculated under the treasury stock method using the average market price for the period.  Certain common stock equivalents related to options were not included in the computation of diluted net income per share in the third quarter and first nine months of 2011 because those option exercise prices were greater than the average market price of the common shares.

Basic and diluted earnings per common share for the third quarter and nine months periods were calculated using the weighted average shares as follows:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
Weighted average common shares outstanding - basic	10,673	9,865	10,473	9,673
Effect of potentially dilutive securities	236	522	232	557
Weighted average common shares outstanding - diluted	10,909	10,387	10,705	10,230

8.	OTHER NON-CURRENT ASSETS

As of September 30, 2012 and December 31, 2011, other non-current assets of $0.7 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million.  These borrowings were entered into in March 2011 in connection with the refinancing of the Company’s 2007 Credit Facility (as defined herein) to provide an additional source of liquidity.

9.	DEBT

A summary of total debt outstanding at September 30, 2012 and December 31, 2011 is as follows:

(thousands)	Sept. 30, 2012	Dec. 31, 2011
Long-term debt:
Revolver	$26,614	$24,336
Secured senior subordinated notes	6,160	7,700
Subordinated secured promissory note	1,000	1,750
Debt discount	(685)	(832)
Total long-term debt	33,089	32,954
Less: current maturities of long-term debt	1,000	1,000
Total long-term debt, less current maturities and discount	$32,089	$31,954
Total long-term debt	$33,089	$32,954

Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent, to establish the four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaced the Company’s credit agreement, dated May 18, 2007, as amended, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “2007 Credit Agreement”) which consisted of a senior secured revolving credit facility (the “2007 Credit Facility”) and was scheduled to expire on May 31, 2011.

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

As of September 30, 2012, the Company had $26.6 million outstanding under its Revolver.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of September 30, 2012 was $44.3 million.

At September 30, 2012, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.50% (or 4.75%), or LIBOR plus 2.5% (or 2.73%), and the fee payable on committed but unused portions of the Revolver was 0.375%.  At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2012, a limitation on annual capital expenditures of $6.7 million (per the Second Amendment, dated September 13, 2012, to the 2011 Credit Agreement (the “2011 Second Amendment”).

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

As of and for the fiscal period ended September 30, 2012, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended September 30, 2012 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	5.3
Excess availability plus qualified cash (end of period)	$2,000	$18,316
Annual capital expenditures limitation (actual year-to-date)	$6,700	$5,281

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third Bank (“Fifth-Third”) as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility replaces the 2011 Credit Facility.  Borrowings under the 2012 Credit Facility were used to repay in full the borrowings outstanding under the 2011 Credit Facility.  See Note 15 for additional details.

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent.  The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

• The maturity date for the 2012 Credit Facility is October 24, 2017;

• Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80.0 million;

• The Company has the option to increase the 2012 Credit Facility by an amount up to $20 million upon request to and subject to the approval of the Lenders;

• The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

• The Revolver includes a sub-limit up to $5,000,000 for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

• Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit which are subject to certain expiration dates.  The Company’s existing standby letters of credit as of October 24, 2012 will remain outstanding under the terms of the 2012 Credit Agreement;

• The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated interest coverage ratio, and other covenants include limitations on permitted acquisitions, capital expenditures, indebtedness, restricted payments and fundamental changes; and

• Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

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

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants (as defined herein).  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of September 30, 2012, the unamortized portion of the debt discount was $0.5 million.  In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes , the Company plans to record a non-cash charge to write-off the unamortized portion of the debt discount.  See Note 15 for further details.

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

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants (as defined herein).  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of September 30, 2012, the unamortized portion of the debt discount was $0.2 million. In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company plans to record a non-cash charge to write-off the unamortized portion of the debt discount. See Note 15 for further details.

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

In the first nine months of 2012, the Company prepaid a total of $1,540,000 principal amount, in the aggregate, of the March 2011 and September 2011 Notes.  As of September 30, 2012, the principal amount outstanding under the March 2011 Notes and the September 2011 Notes was $3.73 million and $2.43 million, respectively.

On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes at a price of 104% of the principal amount prepaid plus accrued interest.  See Note 15 for additional details.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.  As of September 30, 2012, the principal amount outstanding under the Promissory Note was $1.0 million.

On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay at par the $1.0 million remaining principal outstanding under the Promissory Note plus accrued interest.  See Note 15 for additional details.

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

For the nine months ended September 25, 2011, amortized losses of $0.7 million were recognized in interest expense on the condensed consolidated statements of operations.  The amortized loss on the swaps included $0.1 million related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.  There was no amortized loss on the swaps for the third quarter ended September 25, 2011 because the swap agreements were terminated in the first quarter of 2011.

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

In the second quarter of 2012, one holder exercised its 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  In connection with the cashless exercise, 69,106 net shares of common stock were issued.  The fair value of these shares of $1.0 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following this exercise, 74,319 shares of common stock were issuable upon exercise of the then remaining 2008 Warrants.

In the third quarter of 2012, the remaining holder exercised its 2008 Warrants to purchase 74,319 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 68,641 net shares of common stock were issued.  The fair value of these shares of $0.8 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  As of September 30, 2012, all of the 2008 Warrants had been exercised.

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.  The debt discount of $0.7 million, which is equal to the fair value of the 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share on April 27, 2011 and June 3, 2011, respectively.  The $0.6 million fair value of the 250,000 shares in the aggregate was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).  The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and expire on March 31, 2016.  The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, was being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of operations.  Northcreek and the affiliate of Northcreek exercised their warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

The 2008 Warrants, the March 2011 Warrants, and the September 2011 Warrants were measured until their exercise at fair value on a recurring basis using Level 2 valuation methodologies.  The Company estimates the fair value of all stock warrants outstanding at the end of the period by applying the Black-Scholes model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of the fair value and include the dividend yield, exercise price and forfeiture rate.  Expected volatilities are based on historical volatility of the Company stock.  The expected term of the stock warrants represents the period of time that the warrants are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the valuation for instruments of a similar term.

The following table presents assumptions used in the Black-Scholes model to determine the change in fair value of the 2008 Warrants as of and for the fiscal period ended September 25, 2011.  There were no 2008 Warrants outstanding as of September 30, 2012.

Sept. 25, 2011
Stock trading value (1)	$1.90
Risk-free interest rate	0.89%
Expected warrant remaining life	4.50 years
Price volatility	108.67%

(1)	Represents the closing market price of the Company’s common stock on September 23, 2011 (last trading day of the period on the NASDAQ stock market).

The Company utilized the same methodology to determine the fair value of the 2008 Warrants and the March 2011 Warrants exercised in the nine months ended September 30, 2012 and September 25, 2011.  There were no warrants outstanding as of September 30, 2012.  The total fair value of the outstanding warrants as of and for the nine months periods ended September 30, 2012 and September 25, 2011 is as follows:

(thousands)	Sept. 30, 2012	Sept. 25, 2011
Balance at beginning of period	$1,191	$770
Fair value of March and September 2011 Warrants (debt discount)	-	954
Reclassification of fair value of exercised warrants to shareholders’ equity	(2,922)	(745)
Change in fair value, included in earnings	1,731	(76)
Balance at end of period	$-	$903

11.	FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 30, 2012 and December 31, 2011 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt approximated fair value as of September 30, 2012 and December 31, 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

12.	COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive loss, net of tax, relating to changes in accumulated pension benefit was $0.2 million at both September 30, 2012 and December 31, 2011.

In conjunction with the establishment of the 2011 Credit Facility, the Company terminated and paid off its two interest rate swap agreements on March 25, 2011.  The swap agreements were entered into with JPMorgan in March 2005 and July 2007.  The amortization of unrealized losses on the swaps of $0.7 million in the first nine months of 2011 included $0.1 million related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

13.	INCOME TAXES

At December 31, 2011, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $15.6 million.  No income tax expense or benefit was recorded during the nine months ended September 30, 2012 because there was a full valuation allowance related to deferred tax assets.  In the second quarter of 2012, the Company reduced the valuation allowance for net deferred tax assets and recorded an income tax credit of $6.7 million as discussed below.  No additional change in net deferred tax assets was recognized in the third quarter of 2012.

In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed approximately $6.7 million of the valuation allowance, with the reversal recorded as non-cash income tax credit in the second quarter of 2012 on the Company’s condensed consolidated statement of operations.

The Company expects that the balance of the valuation allowance will be utilized during the fourth quarter of 2012 consistent with the Company’s expected tax position.  Beginning in the first quarter of 2013, the Company expects to record income taxes at normalized rates.

14	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, including lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, the acquired hardwood furniture division (Creative Wood), a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.  The Manufacturing segment contributed approximately 76% of the Company’s net sales for the nine months ended September 30, 2012 and September 25, 2011.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, interior and exterior lighting products, and other miscellaneous products.  The Distribution segment contributed approximately 24% of the Company’s net sales for the nine months ended September 30, 2012 and September 25, 2011.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 30, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$82,365	$30,581	$112,946
Intersegment sales	3,574	447	4,021
Operating income	7,285	1,583	8,868

Third Quarter Ended September 25, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$57,786	$19,653	$77,439
Intersegment sales	3,219	34	3,253
Operating income	6,459	740	7,199

Nine Months Ended September 30, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$250,601	$80,638	$331,239
Intersegment sales	11,711	1,343	13,054
Operating income	23,551	4,155	27,706

Nine Months Ended September 25, 2011:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$173,648	$55,896	$229,544
Intersegment sales	9,501	59	9,560
Operating income	13,940	1,443	15,383

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
Operating income for reportable segments	$8,868	$7,199	$27,706	$15,383
Corporate incentive agreements	(121)	(44)	(211)	37
Gain on sale of fixed assets and acquisition of business	234	11	237	263
Unallocated corporate expenses	(1,670)	(1,922)	(5,308)	(5,172)
Consolidated operating income	$7,311	$5,244	$22,424	$10,511
.
15.	SUBSEQUENT EVENTS

2012 Credit Facility

On October 24, 2012, the Company entered into the five-year $80 million 2012 Credit Facility with Wells Fargo as the agent and lender, and Fifth-Third as participant.  The 2012 Credit Facility replaces the 2011 Credit Facility that was scheduled to expire on March 31, 2015.  The Company has the option to increase the revolving credit facility by an amount up to $20.0 million upon request to the Lenders.  See Note 9 for additional details.

Subordinated Debt Prepayments

The Company used initial borrowings under the 2012 Credit Facility (i) to repay in full the $31.7 million outstanding under the 2011 Credit Facility, (ii) to prepay the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes due in 2016 at a price of 104% of the principal amount prepaid plus accrued interest, and (iii) to prepay at par the $1.0 million remaining principal outstanding plus accrued interest of its subordinated secured promissory note due in 2013 that was issued in connection with the acquisition of AIA.

In the fourth quarter of 2012, the Company plans to record a non-cash charge of approximately $0.7 million relating to the write-off of the unamortized portion of the debt discount on the March 2011 and September 2011 Notes being prepaid.

Acquisition of Middlebury Hardwood Products, Inc.

On October 26, 2012, the Company acquired the business and certain assets of Middlebury, Indiana-based Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), a major manufacturer and distributor of hardwood cabinet doors, components and other hardwood products for the RV, manufactured housing (“MH”), and residential kitchen cabinet industries.  This acquisition provides the opportunity for the Company to increase its market share and per unit content in the cabinet door market.

The purchase price for Middlebury Hardwoods, net of certain operating liabilities assumed, was approximately $20.3 million.  The acquisition was funded through borrowings under the Company’s 2012 Credit Facility and includes the acquisition of accounts receivable, inventory, prepaid expenses, machinery, equipment and vehicles, and land and buildings.  The business will continue to operate on a stand-alone basis under the Middlebury Hardwood Products brand name in its existing facility.

The purchase price allocation and all required purchase accounting adjustments will be finalized in the fourth quarter of 2012 and the results of operations for Middlebury Hardwoods will be included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.

Because the acquisition of Middlebury Hardwoods occurred late in October 2012, the initial accounting for this business combination was not yet complete at the time the financial statements for the third quarter and nine months ended September 30, 2012 were issued.  As a result, the following information was not included in this Report on Form 10-Q: (i) acquisition date fair value of each major class of assets acquired and liabilities assumed;

(ii) excess of the purchase consideration over the fair value of the net assets acquired that is to be recorded as goodwill; and (iii) the amount of acquisition-related costs, if applicable. The Company is in the process of accumulating the required disclosures and preparing the pro forma financial statements that will be filed within the required time period via a Form 8-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page  42 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 30, 2012 Compared to 2011

REVIEW BY BUSINESS SEGMENT
General
Third Quarter and Nine Months Ended September 30, 2012 Compared to 2011
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The third quarter and nine months ended of 2012 reflected a continuation of growth in the recreational vehicle (“RV”) market and signs of a mild recovery in the manufactured housing (“MH”) and industrial markets.  We are continuing to capture market share through our strategic acquisition and new product initiatives, which resulted in sales levels increasing beyond the general industry results.  While there remains general uncertainty related to the strength of the overall economy, jobs growth, the European debt crisis, the impact of the November 2012 Presidential elections, and retail and commercial credit and lending conditions, the industries that we serve have experienced, and are expected to continue to experience moderate and steady through at least the remainder of 2012 and into the first quarter of 2013 in all three of our primary markets with seasonal patterns tracking consistent with the prior year.

For full year 2012, we are currently estimating an approximate 12% increase in RV wholesale unit shipments over the same period in the prior year.  Although we expect an increase in production levels in the MH industry in 2012, we believe that wholesale unit shipments in this industry will continue to be well below the levels seen during the period of 2004 through 2007.  The National Association of Home Builders (as of November 2, 2012) is forecasting a 24% increase in new housing starts in 2012 compared to 2011 that is consistent with slowly improving overall economic conditions.

RV Industry

The RV industry, which is our primary market and represented 69% of the Company’s nine months 2012 sales, continued to strengthen in the first nine months of 2012, as evidenced by an increase of approximately 11% in wholesale unit shipments in the first nine months of 2012 versus the comparable 2011 period, according to the Recreational Vehicle Industry Association (“RVIA”).  In the third quarter of 2012, unit shipment levels increased 19% compared to 2011, reflecting the tenth quarter over quarter increase in shipments in the previous 11 quarters.  Industry-wide retail sales and the related production levels of RVs will depend to a significant extent on the course of the economy and consumer confidence.  Continued high or increased fuel prices have the potential to negatively impact RV retail unit sales in the short-term.  However, we believe that the RV “lifestyle” will continue to drive a solid base shipment level.  Additionally, we believe there is a positive correlation between equity market performance, consumer confidence, and RV shipment levels, and therefore, it is our assumption that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve.

Although some consumers still remain cautious when deciding whether or not to purchase discretionary items, such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  In particular, lifestyle trends continue to spur demand for RVs and RV manufacturers in response are right-sizing their products to provide an optimal mix of size, amenities and price to budget-conscious consumers.  According to the RVIA, buyers aged 35-54 are the largest segment of RV owners.  In addition, 8.9 million or 8.5% of U.S. households own an RV which equates to a 16% increase since 2001 and a 64% gain since 1980.

Factors that may favorably impact production levels further in this industry include stronger economic growth, increased jobs growth, and easing consumer credit.  Wholesale unit shipments of RVs in 2006 totaled 390,500, the highest total in the past 25 years.  After five consecutive years of record growth, RV shipments declined 9.5% in 2007 as consumers postponed purchases because of early effects of the U.S. economic downturn.  Shipments fell further in 2008 and 2009 by 33% and 30%, respectively, due to the economic recession.  A 46% increase in unit shipments in the RV market in 2010 and a 4% increase in 2011 compared to the continued softness during this period in the other primary market sectors in which Patrick operates, and the acquisitions completed in 2011 and thus far in 2012, contributed to an increase in our RV market sales concentration in the third quarter and first nine months of 2012 when compared to the prior year periods.

MH Industry

The MH industry, which showed signs of a mild recovery in the first nine months of 2012, represented approximately 19% of the Company’s nine months 2012 sales.  This industry continues to be negatively impacted by slow jobs growth, a lack of retail financing and credit availability, and significant foreclosed residential housing inventories.  According to industry sources, wholesale unit shipments, which continue to trend well below historical levels, increased approximately 1% from the third quarter of 2011 and 13% on a year-to-date basis versus the comparable prior year period.  We believe that demand in the MH industry has reached the bottom of the cycle and we expect moderate growth assuming the availability of credit and recalibration of quality credit standards.  Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish home ownership or whose credit ratings have been impacted by the economic and jobs environment over the past three years.  We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.  Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.  Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for the full year 2012 to increase by approximately 6% compared to 2011.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market.  The industrial market sector, which accounted for approximately 12% of the Company’s sales in the first nine months of 2012, saw new housing starts for the third quarter of 2012 and the first nine months of 2012 increase by approximately 28% and 27%, respectively, from the comparable periods in 2011 (as reported by the U.S. Department of Commerce).  We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.  Our sales to this market generally lag new residential housing starts by six to twelve months.  In order to offset some of the impacts of the weakness in the residential housing market, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix which has had a positive impact on revenues from the industrial markets.

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

2012 Outlook

We believe we are well-positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  While our visibility related to sustained longer term industry strength is limited, as we navigate through the remainder of 2012 in anticipation of moderate, relatively steady improvement in market conditions in all three of the markets we serve, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda.  We will continue to size our operating platform according to the revenue base.  Key focus areas for the balance of 2012 include strategic revenue growth, improved net income, earnings per share and earnings before interest, taxes, depreciation and amortization (“EBITDA”), working capital management and liquidity maximization.  Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations.  In the first nine months of 2012, capital expenditures were approximately $5.3 million.  The capital plan for full year 2012 includes spending related to the replacement of our current management information systems, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, the acquisition of a building in the Midwest to increase capacity to support the growth in one of our manufacturing divisions, and the replacement of or enhancements to existing production line equipment at several of our manufacturing operations.  In September 2012, our 2011 Credit Agreement (as defined herein) was amended to increase the limitation on annual capital expenditures to $6.7 million in order to accommodate the forecasted increase in our capital expenditure needs as described above for the full year 2012.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 30, 2012 Compared to 2011

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of operations.

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sep.25, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.0	83.0	84.6	85.6
Gross profit	15.0	17.0	15.4	14.4
Warehouse and delivery expenses	3.6	4.6	3.5	4.4
Selling, general and administrative expenses	4.8	5.4	4.9	5.3
Amortization of intangible assets	0.3	0.2	0.3	0.2
Gain on sale of fixed assets and acquisition of business	(0.2)	-	(0.1)	(0.1)
Operating income	6.5	6.8	6.8	4.6
Stock warrants revaluation	(0.1)	(0.1)	0.5	-
Interest expense, net	0.8	1.0	0.7	1.6
Income tax credit	-	-	(2.0)	-
Net income	5.8	5.9	7.6	3.0

Net Sales.  Net sales in the third quarter of 2012 increased $35.5 million or 45.9%, to $112.9 million from $77.4 million in the comparable prior year period.  The sales increase in the quarter reflected a 66% increase in the Company’s revenue from the RV industry and a 13% increase in revenue from the MH industry.  Approximately $18.7 million of the revenue improvement was attributable to acquisitions completed in 2011 and 2012: The Praxis Group (“Praxis”) in June 2011; A.I.A. Countertops, LLC (“AIA”) in September 2011; Performance Graphics in December 2011; Décor Mfg., LLC (“Décor”) in March 2012; Gustafson Lighting (“Gustafson”) in July 2012; and Creative Wood Designs, Inc. (“Creative Wood”) in September 2012.  The remaining $16.8 million increase is primarily attributable to increased RV market penetration and a 19% increase in quarterly wholesale unit shipments in the RV industry.  The RV industry represented approximately 68% of the Company’s sales in the third quarter of 2012.

For the nine months ended September 30, 2012, net sales increased $101.7 million or 44.3%, to $331.2 million from $229.5 million in the prior year period, primarily reflecting improving conditions in the RV industry, increased raw material commodity prices which were passed through to customers, the acquisitions mentioned above (which in aggregate contributed $46.5 million of the sales increase), and improved retail fixture and residential furniture sales in the industrial market.  The RV industry, which represented approximately 69% of the Company’s sales in the nine months of 2012, saw wholesale unit shipments increase by approximately 11% in the first nine months of 2012 compared to 2011.

The MH industry, which represented 20% of the Company’s third quarter 2012 sales, experienced a 1% increase in wholesale unit shipments compared to the prior year period.  Partially offsetting the sales increase is the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying.  In addition, that same customer has set up distribution centers which provide certain product lines to several of its own manufacturing facilities that we had previously been supplying.  For the first nine months of 2012, the MH industry represented approximately 19% of the Company’s sales.  On a year-to-date basis, MH unit shipments increased approximately 13% from 2011.

The industrial market sector accounted for approximately 12% of the Company’s third quarter and nine months 2012 sales.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 28% and 27% for the third quarter and first nine months of 2012, respectively, compared to the prior year periods (as reported by the U.S. Department of Commerce). As discussed above, as a result of our efforts to diversify into industrial market segments less directly tied to residential new home construction, we have seen an increase in our revenue from the institutional fixture, furniture and countertop markets, among others. Sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, increased 14% in the first nine months of 2012 from the prior year period.

Cost of Goods Sold.  Cost of goods sold increased $31.8 million or 49.5%, to $96.0 million in third quarter 2012 from $64.2 million in 2011. For the first nine months of 2012, cost of goods sold increased $83.6 million or 42.6%, to $280.1 million from $196.5 million in the prior year period.  As a percentage of net sales, cost of goods sold increased during the quarter to 85.0% from 83.0% in 2011.  For the first nine months of 2012, cost of goods sold as a percentage of net sales decreased to 84.6 % from 85.6% in the prior year period.

General fluctuations in the costs of commodities used in the manufacture of our products negatively impacted cost of goods sold as a percentage of net sales in the third quarter of 2012 compared to 2011.  Cost of goods sold as a percentage of net sales was positively impacted during the first nine months of 2012 by: (i) increased revenues relative to our overall fixed overhead cost, (ii) the impact of acquisitions completed during 2011 and 2012, (iii) increased distribution segment revenues and gross profit compared to the third quarter and nine months periods in 2011, (iv) and actions to reduce or eliminate negative margins on certain products.

In addition, higher energy costs and increased demand in certain market sectors have resulted in fluctuating costs of certain raw materials that we utilize and distribute.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit.  Gross profit increased $3.7 million or 28.1%, to $16.9 million in third quarter 2012 from $13.2 million in third quarter 2011.  For the nine months periods, gross profit increased $18.1 million or 54.7%, to $51.2 million in 2012 from $33.1 million in 2011.  As a percentage of net sales, gross profit decreased to 15.0% in third quarter 2012 from 17.0% in the same period in 2011 and increased to 15.4% in the first nine months of 2012 from 14.4% in the prior year period.

The decline in gross profit as a percentage of net sales for the third quarter of 2012 primarily reflects the impact of fluctuations in the costs of commodities used in our manufacturing operations compared to the prior year as mentioned above.  The improvement in gross profit dollars and percentage of net sales in the nine month 2012 period compared to 2011 reflected the positive impact of the factors discussed above under “Cost of Goods Sold” including the positive contribution to gross profit of the acquisitions noted above.  We believe these acquisitions will provide positive contribution to our operating profitability going forward.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment which can cause gross margins to fluctuate from quarter to quarter and year to year.  We currently estimate gross profit margins for the fourth quarter of 2012 to be in a range consistent with gross profit margins for the full year 2011 and the first three quarters of 2012 subject to the above and other factors.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.6 million or 15.5%, to $4.1 million in third quarter 2012 from $3.5 million in third quarter 2011.  For the nine months, warehouse and delivery expenses increased $1.6 million or 15.6%, to $11.7 million in 2012 from $10.1 million in 2011.  The expense increase in both the third quarter and the first nine months of 2012 was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 3.6% and 4.6% in third quarter 2012 and 2011, respectively, and 3.5% and 4.4% for the comparable nine months periods.  The decrease as a percentage of net sales for both the third quarter and first nine months of 2012 reflected the better utilization of our truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $1.2 million or 27.7%, to $5.4 million in third quarter 2012 from $4.2 million in third quarter 2011.  For the nine months, SG&A expenses increased $4.1 million or 33.7%, to $16.3 million in 2012 from $12.2 million in 2011.  Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of operating profits contributed to a net increase in selling and administrative wages, incentives and payroll taxes in both the third quarter and first nine months of 2012 compared to the prior year periods.  As a percentage of net sales, SG&A expenses were 4.8% and 5.4% in third quarter 2012 and 2011, respectively, and were 4.9% in the first nine months of 2012 compared to 5.3% in 2011.

Amortization of Intangible Assets.   In the aggregate, amortization of intangible assets increased $147,000 and $454,000 in the third quarter and first nine months of 2012, respectively, compared to the prior year periods, reflecting the impact of businesses acquired since June 2011.

In conjunction with the acquisition of the manufacturing and distribution business of Praxis in late June 2011, the Company recognized $0.4 million in certain finite-lived intangible assets which are being amortized over periods ranging from 2 to 5 years.  As a result, amortization expense increased $47,000 in the first nine months of 2012 compared to the prior year period.

In conjunction with the acquisition of AIA in September 2011, the Company recognized $3.1 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years.  As a result, amortization expense increased $95,000 in the third quarter of 2012 and $285,000 in the first nine months of 2012 compared to the prior year periods.

In conjunction with the acquisition of Performance Graphics in December 2011, the Company recognized $0.3 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 3 to 10 years.  As a result, amortization expense increased $11,000 in the third quarter of 2012 and $33,000 in the first nine months of 2012 compared to the prior year periods.

In conjunction with the acquisition of Décor in March 2012, the Company recognized $1.0 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 5 to 10 years beginning in the first quarter of 2012.  As a result, amortization expense increased $35,000 in the third quarter of 2012 and $83,000 in the first nine months of 2012, respectively, compared to the prior year periods.

In conjunction with the acquisition of Gustafson in July 2012, the Company recognized $0.3 million in certain finite-lived intangible assets.  These intangible assets are being amortized over periods ranging from 1 to 10 years beginning in August of 2012.  As a result, amortization expense increased $6,000 in both the third quarter and first nine months of 2012 compared to the prior year periods.

In conjunction with the acquisition of Creative Wood in September 2012, the Company recognized $0.8 million in certain finite-lived intangible assets.  These intangible assets will be amortized over periods ranging from 3 to 10 years beginning in the fourth quarter of 2012.

Gain on Sale of Fixed Assets and Acquisition of Business.   In conjunction with the acquisition of Gustafson in July 2012, the fair value of the identifiable assets acquired and liabilities assumed of $3.0 million exceeded the fair value of the purchase price of the business of $2.8 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition.  The gain is included in this line item for the third quarter and nine months ended September 30, 2012 in the condensed consolidated statements of operations, as well as a gain on the sale of fixed assets for the third quarter and nine months of 2012 of $11,000 and $14,000, respectively.

In conjunction with the acquisition of Praxis in June 2011, the fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition.  The gain is included in this line item for the nine months ended September 25, 2011 in the condensed consolidated statements of operations, as well as a gain on the sale of fixed assets for the third quarter and nine months of 2011 of $11,000 and $80,000, respectively.  See Note 5 to the Condensed Consolidated Financial Statements for further details.

Operating Income.    Operating income increased $2.1 million to $7.3 million in third quarter 2012 from $5.2 million in the prior year.  For the nine months, operating income was $22.4 million in 2012 compared to $10.5 million in 2011.  The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation credit of $0.1 million in the third quarter of both 2012 and 2011 represents non-cash charges or credits related to mark-to-market accounting for common stock warrants issued to the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (as defined herein) (the “2008 Warrants”).  For the nine months, the stock revaluation expense was $1.7 million in 2012 compared to a credit of $0.1 million in 2011.

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

In the third quarter of 2012, the remaining holder exercised its 2008 Warrants to purchase 74,319 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercises, 68,641 net shares of common stock were issued.  The fair value of these shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the exercise date.  As of September 30, 2012, all of the 2008 Warrants had been exercised.  See Note 10 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense was $0.8 million in both the third quarter of 2012 and 2011.  For the nine months, interest expense decreased $1.1 million to $2.5 million in 2012 from $3.6 million in 2011.  Nine months 2011 interest expense included the write-off of $0.6 million of financing costs and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Borrowing rates and average outstanding balances under the 2011 Credit Facility (as defined herein) in the third quarter and first nine months of 2012 were lower than the interest rates and average outstanding balances under the 2007 Credit Facility (as defined herein) in the first quarter of 2011 and under the 2011 Credit Facility in the second and third quarters of 2012.  Total debt outstanding during the first nine months of 2012 included the issuance during 2011 of the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note issued in September 2011 to the seller of AIA, at interest rates higher than those under the 2007 Credit Facility.

For the first nine months of 2012, interest expense was positively impacted by (i) the optional prepayments on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes for a total prepayment in 2012 of $1.54 million in the aggregate; and (ii) the repayment of $0.75 million principal amount of the 10% Promissory Note.

In the fourth quarter of 2012, the Company used borrowings under the 2012 Credit Facility (as defined herein) to prepay the remaining principal outstanding under the March 2011 Notes, the September 2011 Notes and the Promissory Note.  As a result of these note prepayments, the Company expects to realize significant interest expense savings over the remaining original life of the prepaid notes.

Income Taxes.  At December 31, 2011, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $15.6 million.  No income tax expense or benefit was recorded during the nine months ended September 30, 2012 because there was a full valuation allowance related to deferred tax assets. In the second quarter of 2012, the Company reduced the valuation allowance for net deferred tax assets and recorded an income tax credit of $6.7 million as discussed below. No additional change in net deferred tax assets was recognized in the third quarter of 2012.

In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed approximately $6.7 million of the valuation allowance, with the reversal recorded as a non-cash income tax credit in the second quarter of 2012 on the Company’s consolidated statement of operations.  The Company expects that the balance of the valuation allowance will be utilized during the fourth quarter of 2012 consistent with the Company’s expected tax position.  Beginning in the first quarter of 2013, the Company expects to record income taxes at normalized rates.

In addition, at December 31, 2011, the Company had a federal net operating loss carryforward of approximately $21.0 million and state net operating loss carryforwards of approximately $27.1 million.  The Company estimates the net operating tax loss carryforwards will offset any taxable income generated during the remainder of 2012 and that it will not pay any significant federal or state income taxes for the year ending December 31, 2012.

Net Income.  Net income for third quarter 2012 was $6.6 million or $0.60 per diluted share compared to $4.5 million or $0.44 per diluted share for 2011.  For the first nine months, net income was $24.9 million or $2.32 per diluted share in 2012 compared to $7.0 million or $0.68 per diluted share for 2011.  The changes in net income reflect the impact of the items previously discussed, including the reversal of the tax valuation allowance which increased diluted earnings per share in the first nine months of 2012 by $0.62 per share.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased approximately 5.0% and 4.6% in the third quarter and the first nine months of 2012, respectively, compared to the prior year periods principally reflecting the issuance of the September 2011 Warrants (as defined herein), 100,000 shares of common stock in connection with the Décor acquisition and, for the first nine months of 2012, the March 2011 Warrants (as defined herein).  See Notes 7 and 10 to the Condensed Consolidated Financial Statements for additional details.

REVIEW BY BUSINESS SEGMENT

General

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, the acquired hardwood furniture division (Creative Wood), a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped profile mouldings, interior passage doors, and slotwall and slotwall components.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, interior and exterior lighting products, and other miscellaneous products.

Third Quarter and Nine Months Ended September 30, 2012 Compared to 2011

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

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 30, 2012	Sept. 25, 2011	Sept. 30, 2012	Sept. 25, 2011
Sales
Manufacturing	$85,939	$61,005	$262,312	$183,149
Distribution	31,028	19,687	81,981	55,955

Gross Profit
Manufacturing	12,438	10,159	38,871	24,930
Distribution	4,843	3,160	13,210	8,342

Operating Income
Manufacturing	7,285	6,459	23,551	13,940
Distribution	1,583	740	4,155	1,443

Manufacturing

Sales.  Sales increased $24.9 million or 40.8%, to $85.9 million in third quarter 2012 from $61.0 million in the prior year quarter.  In the first nine months of 2012, sales increased $79.2 million or 43.3%, to $262.3 million from $183.1 million in the first nine months of 2011.  This segment accounted for approximately 73% and 76% of the Company’s consolidated net sales for the third quarter and first nine months of 2012, and approximately 75% and 76% of consolidated net sales for the third quarter and first nine months of 2011, respectively.  The sales increase reflected a 58% increase in the Company’s revenue from the RV industry and a 23% increase in revenue from the MH industry on a year-to-date basis.  Approximately $14.5 million and $39.8 million of the revenue improvement in the third quarter and nine months of 2012, respectively, was attributable to acquisitions completed in 2011 and 2012 – the manufacturing component of Praxis, AIA, Performance Graphics, Décor and Creative Wood.  The remaining sales increase of $10.4 million and $39.4 million in the third quarter and first nine months of 2012, respectively, is primarily attributable to (i) increased RV market penetration, (ii) increased raw material commodity prices which were passed through to customers, (iii) improved retail fixture and residential furniture business in the industrial market primarily in the first quarter of 2012, (iv) an increase in wholesale unit shipments in the RV industry of 19% and 11% in the third quarter and first nine months of 2012, respectively, and (v) an increase in wholesale unit shipments in the MH industry of 1% and 13% in the third quarter and first nine months of 2012, respectively.

The revenue increase from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.

Gross Profit.  Gross profit increased $2.2 million to $12.4 million in third quarter 2012 from $10.2 million in third quarter 2011.  As a percentage of sales, gross profit decreased to 14.5% in third quarter 2012 from 16.7% in the prior year period primarily reflecting the impact of fluctuations in the costs of commodities used in our manufacturing operations compared to the prior year.

Gross profit increased $14.0 million to $38.9 million in the first nine months of 2012 from $24.9 million in the prior year period.  As a percentage of sales, gross profit increased to 14.8% in 2012 from 13.6% in 2011.  Gross profit for the first nine months of 2012 improved primarily as a result of higher revenues, the impact of acquisitions completed during 2011 and 2012, increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields. Cost of goods sold also benefited in 2012 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $0.8 million to $7.3 million in third quarter 2012 compared to $6.5 million in the prior year.  For the first nine months of 2012, operating income increased $9.6 million to $23.5 million from $13.9 million in 2011.  The improvement in operating income for the nine months primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales.  Sales increased $11.3 million or 57.6%, to $31.0 million in third quarter 2012 from $19.7 million in the prior year period.  In the first nine months of 2012, sales increased $26.0 million or 46.5%, to $82.0 million from $56.0 million in the first nine months of 2011.  This segment accounted for approximately 27% and 24% of the Company’s consolidated net sales for the third quarter and the first nine months of 2012, respectively, and approximately 25% and 24% of consolidated net sales for the third quarter and the first nine months of 2011, respectively.  The sales increase reflected a 76% increase in the Company’s revenue from the RV industry and a 16% increase in revenue from the MH industry on a year-to-date basis.

The acquisition of the distribution component of Praxis late in the second quarter of 2011 accounted for approximately $1.6 million and $4.1 million of the sales increase in the third quarter and year-to-date periods, respectively.  The acquisition of Gustafson in the third quarter of 2012 accounted for approximately $2.6 million of the sales increase in both the third quarter and the nine months of 2012.  Sales were also positively impacted during the third quarter and first nine months of 2012 by a 1% and 13% increase, respectively, in wholesale unit shipments in the MH industry, which is the primary market this segment serves.

Gross Profit.  Gross profit increased $1.7 million to $4.9 million in third quarter 2012 from $3.2 million in third quarter 2011.  As a percentage of sales, gross profit was 15.6% in third quarter 2012 compared to 16.1% in third quarter 2011.  The decrease in gross profit as a percentage of sales for the third quarter of 2012 is primarily attributable to a higher than average gross margin on the wiring, electrical and plumbing products line that was more than offset by lower margins on certain of the Company’s other distribution product lines versus the comparable prior year periods.

For the nine month periods, gross profit increased $4.9 million to $13.2 million in 2012 compared to $8.3 million in 2011.  As a percentage of sales, gross profit was 16.1% in the first nine months of 2012 compared to 14.9% in 2011.  The increase in gross profit as a percentage of sales for the first nine months of 2012 is primarily attributable to the impact of increased distribution segment revenues relative to fixed costs, which was partially offset in the nine months of 2012 by a mix shift to a higher percentage of direct shipment sales from the Company’s vendors to its customers.

Operating Income.  Operating income in third quarter 2012 increased $0.8 million to $1.6 million from $0.8 million in the prior year period.  For the first nine months 2012, operating income increased $2.7 million to $4.2 million from $1.5 million in the first nine months of 2011.  The overall increase in revenues, as well as the acquisition of several new product lines during 2012 and 2011, in particular the Gustafson distribution business acquired in the third quarter of 2012 and the Praxis distribution business acquired late in the second quarter of 2011, made a positive contribution to operating income during the third quarter and first nine months of 2012.

Unallocated Corporate Expenses

Unallocated corporate expenses in the third quarter of 2012 decreased $0.2 million to $1.7 million from $1.9 million in the comparable prior year period.  In the first nine months of 2012, such expenses increased $0.1 million to $5.3 million from $5.2 million in the first nine months of 2011.

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

Net cash provided by operating activities increased $5.1 million to $14.6 million in the first nine months of 2012 compared to $9.5 million in the first nine months of 2011, primarily reflecting an increase in net income to $24.9 million from $7.0 million in the prior year period.  Nine months 2012 net income includes a non-cash credit of $6.7 million related to the reversal of the deferred tax valuation allowance in the first nine months of 2012 with no comparable amount in 2011.  Trade receivables increased $14.3 million and $12.0 million in the first nine months of 2012 and 2011, respectively, primarily reflecting increased sales levels in these periods as well as the impact of acquisitions for the 2012 and 2011 periods.

Inventories increased $9.9 million in the first nine months of 2012 compared to a $2.5 million increase in the comparable 2011 period, primarily reflecting an increase in sales volumes and the impact of acquisitions.  In addition, the Company continues to aggressively manage inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to match lead-time and minimum order requirements.  The $14.3 million net increase in accounts payable and accrued liabilities in the first nine months of 2012 compared to the $11.5 million net increase in the prior year period reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

Investing Activities

Investing activities used cash of $14.5 million in the first nine months of 2012 primarily to fund the acquisitions of Décor, Gustafson and Creative Wood for $3.7 million, $2.8 million and $2.7 million, respectively, and to fund capital expenditures of $5.3 million.  Cash used in investing activities of $7.9 million in the first nine months of 2011 was primarily to fund capital expenditures of $1.6 million and for the acquisitions of AIA and Praxis for $5.7 million and $0.5 million, respectively.

The capital plan for full year 2012 includes spending related to the replacement of our current management information systems, the acquisition of a building in the Midwest to increase capacity to support the growth in one of our manufacturing divisions, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, and the replacement of or enhancements to existing production line equipment at several of our manufacturing operations.  Our current operating model forecasts capital expenditures for 2012 to be approximately $6.7 million which is in line with the Second Amendment, dated September 13, 2012, to the 2011 Credit Agreement (the “2011 Second Amendment”).

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing Enterprise Resource Planning (“ERP”) software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the fourth quarter of 2012.  Total capital expenditures on the ERP project are projected to be $1.1 million in 2012.

In the fourth quarter of 2012, the Company used borrowings of approximately $20.3 million under the 2012 Credit Facility to fund the acquisition of the business and certain assets of Middlebury Hardwoods.

Financing Activities

Net cash flows provided by financing activities were $0.2 million in the first nine months of 2012 compared to $3.4 million in the comparable 2011 period.  For the first nine months of 2012, borrowings on the Company’s revolving line of credit of $2.3 million were offset by (i) the repayment of $0.75 million principal amount of the 10% Promissory Note issued in September 2011 to the seller of AIA, and (ii) by the optional prepayment on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes, that were issued in connection with the March 2011 refinancing of the Company’s 2007 Credit Facility and the financing of the AIA acquisition in September 2011, respectively.

For the first nine months of 2011, net long-term debt payments of $3.5 million consisted of net payments on the Company’s revolving line of credit of $12.2 million which were partially offset by the issuance of (i) secured senior subordinated notes issued in connection with the March 2011 refinancing of the Company’s 2007 Credit Facility and the financing of the AIA acquisition of $5.0 million and $2.7 million, respectively, and (ii) the long-term portion of the subordinated secured promissory note (“Promissory Note”) issued in September 2011 to the seller of AIA.   For the first nine months of 2011, short-term borrowings of $1.0 million reflected the current portion of the required principal payments on the Promissory Note.  In addition, the Company borrowed $2.7 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s 2007 Credit Facility.  Cash flows from financing activities also included a cash payment of $1.1 million which represented the fair value of the interest rate swaps that were terminated on March 25, 2011, and $2.5 million for cash payments related to financing costs for both the 2007 Credit Facility and the establishment of the 2011 Credit Facility.

Capital Resources

2007 Credit Facility, Interest Rate Swaps and Term Loan

Prior to March 31, 2011, the Company’s debt financing was supported by the 2007 Credit Facility that was comprised of revolving credit availability and a term loan.

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the 2007 Credit Facility.  Approximately $0.1 million of the term loan increase related to PIK interest is reflected in interest expense on the condensed consolidated statements of operations for the nine months ended September 25, 2011.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind.”

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For the nine months ended September 25, 2011, amortized losses of $0.7 million were recognized in interest expense on the condensed consolidated statements of operations and included $0.1 million related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

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

In the second quarter of 2012, one holder exercised its 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  In connection with the cashless exercise, 69,106 net shares of common stock were issued.  The fair value of these shares of $1.0 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  Following this exercise, 74,319 shares of common stock were issuable upon exercise of the then remaining 2008 warrants.

In the third quarter of 2012, the remaining holder exercised its 2008 Warrants to purchase 74,319 shares in the aggregate of the Company’s common stock.  In connection with the cashless exercise, 68,641 net shares of common stock were issued.  The fair value of these shares of $0.8 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.  As of September 30, 2012, all of the 2008 Warrants had been exercised.

2011 Secured Senior Credit Facility

On March 31, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”) with Wells Fargo Capital Finance, LLC (“WFCF”) as the lender and agent, to establish the four-year $50.0 million revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Agreement replaced the Company’s credit agreement, dated May 18, 2007, as amended, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent (the “2007 Credit Agreement”) which consisted of the 2007 Credit Facility and was scheduled to expire on May 31, 2011.

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

As of September 30, 2012, the Company had $26.6 million outstanding under its Revolver.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, is the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of September 30, 2012 was $44.3 million.

At September 30, 2012, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.50% (or 4.75%), or LIBOR plus 2.50% (or 2.74%), and the fee payable on committed but unused portions of the Revolver was 0.375%.  At December 31, 2011, the interest rate for borrowings under the Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the Revolver was 0.375%.

Pursuant to the 2011 Credit Agreement, the financial covenants include (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the Revolver of at least $2.0 million; and (c) for fiscal year 2012, a limitation on annual capital expenditures of $6.7 million (per the 2011 Second Amendment).

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

As of and for the fiscal period ended September 30, 2012, the Company was in compliance with all three of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended September 30, 2012 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	5.3
Excess availability plus qualified cash (end of period)	$2,000	$18,316
Annual capital expenditures limitation (actual year-to-date)	$6,700	$5,281

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third Bank (“Fifth-Third”) as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility replaces the 2011 Credit Facility.  Borrowings under the 2012 Credit Facility were used to repay in full the borrowings outstanding under the 2011 Credit Facility.  See Note 15 to the Condensed Consolidated Financial Statements for additional details.

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent.  The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

• The maturity date for the 2012 Credit Facility is October 24, 2017;

• Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80.0 million;

• The Company has the option to increase the 2012 Credit Facility by an amount up to $20 million upon request to and subject to the approval of the Lenders;

• The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

• The Revolver includes a sub-limit up to $5,000,000 for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

• Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit which are subject to certain expiration dates.  The Company’s existing standby letters of credit as of October 24, 2012 will remain outstanding under the terms of the 2012 Credit Agreement;

• The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated interest coverage ratio, and other covenants include limitations on permitted acquisitions, capital expenditures, indebtedness, restricted payments and fundamental changes; and

• Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

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

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, is being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  As of September 30, 2012, the unamortized portion of the debt discount was $0.5 million.  In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company plans to record a non-cash charge to write-off the unamortized portion of the debt discount.

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

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, is being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  As of September 30, 2012, the unamortized portion of the debt discount was $0.2 million.  In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company plans to record a non-cash charge to write-off the unamortized portion of the debt discount.

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

In the first nine months of 2012, the Company prepaid a total of $1,540,000 principal amount, in the aggregate, of the March 2011 and September 2011 Notes.  As of September 30, 2012, the principal amount outstanding under the March 2011 Notes and the September 2011 Notes was $3.73 million and $2.43 million, respectively.

On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes at a price of 104% of the principal amount prepaid plus accrued interest.  See Note 15 to the Condensed Consolidated Financial Statements for additional details.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note is secured by the Company’s inventory and accounts receivable and is subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note matures on September 16, 2013 and is payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.  As of September 30, 2012, the principal amount outstanding under the Promissory Note was $1.0 million.

On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay at par the $1.0 million remaining principal outstanding under the Promissory Note plus accrued interest.  See Note 15 to the Condensed Consolidated Financial Statements for additional details.

As a result of the prepayments on the March and September 2011 Notes and the Promissory Note discussed above, the Company expects to realize significant interest expense savings over the remaining original life of the prepaid notes.

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

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2011 Credit Facility (through October 23, 2012) and under the 2012 Credit Facility (effective October 24, 2012).  Our primary uses of cash are to meet working capital demands, which include paying our creditors and employees, funding acquisitions, supporting our capital expenditure plans, and meeting debt service requirements.  We also have a substantial asset collateral base, which we believe, if sold in the normal course, is sufficient to cover our outstanding debt.

We are subject to market risk primarily in relation to our cash and short-term investments.  The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations.  While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  In addition, all of our debt obligations under our 2011 Credit Facility were and under our 2012 Credit Facility are subject to variable rates of interest.

Cash, cash equivalents, cash generated from operations and borrowings available under our new 2012 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Borrowings under our Revolver in the 2011 Credit Facility were subject to a borrowing base, up to a maximum borrowing limit of $50.0 million.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, was the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of September 30, 2012 was $44.3 million.

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million.  Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders.  Following the acquisition of Middlebury Hardwoods on October 26, 2012 at a net purchase price of approximately $20.3 million, the Company had approximately $58.3 million outstanding under its revolver.

Our ability to access unused borrowing capacity under the 2011 Credit Facility (through October 23, 2012) and under the 2012 Credit Facility (effective October 24, 2012) as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2011 and 2012 Credit Agreements, respectively.  In 2011 and in the first nine months of 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2011 Credit Agreement.  Based on our 2012 operating plan, we expect to continue to maintain compliance with the financial covenants under our 2012 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

If we fail to comply with the covenants under the 2012 Credit Agreement, there can be no assurance that the lenders will consent to an amendment or waiver of the 2012 Credit Agreement.  In this event, it could result in the Company having to refinance its indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full should they be required to be sold outside of the normal course of business, such as through forced liquidation or bankruptcy proceedings.

Management has also identified other actions within its control that could be implemented, if necessary, to provide liquidity and help the Company reduce its leverage position.  These actions include the exploration of asset sales, divestitures and other types of capital raising alternatives.  However, there can be no assurance that these actions will be successful or generate cash resources adequate to retire or sufficiently reduce the Company’s indebtedness under the 2012 Credit Agreement.

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

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 30, 2012 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on information contained in filings by Tontine Capital with the SEC on September 21, 2012, September 27, 2012, October 3, 2012 and November 8, 2012, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine Capital decreased from 4,670,532 shares or 44.4% of our common stock then outstanding to 4,344,618 shares or 40.7%, reflecting the disposition on September 19, 2012, September 24, 2012 and November 6 through November 8, 2012 of 257,962 shares in the aggregate held by an affiliate of Tontine Capital, as well as the distribution on October 1, 2012 of 67,952 shares to investors in connection with the redemption of ownership interests in an affiliate of Tontine Capital held by those investors.

Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board. As of September 30, 2012, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

In the third quarter of 2012, the Company purchased a total of 2,985 shares of Common Stock at a purchase price of $14.54 per share for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.  No shares were repurchased in the open market.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2-July 29, 2012	-	-	-	-
July 30-Sept. 2, 2012	-	-	-	-
Sept. 3-Sept. 30, 2012	2,985	$14.54	-	-
Total	2,985		-	-

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, and (iv) the Condensed Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date:	November 13, 2012	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date:	November 13, 2012	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer