Form 10-K
period 2012-12-31
PATRICK INDUSTRIES INC
filed 2013-03-29
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 2012 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate that 45.64% of the shares are owned by non-affiliates) was $61,229,158. The closing market price was $12.75 on that day and 10,522,101 shares of the Company’s common stock were outstanding.  As of March 15, 2013, there were 10,755,137 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on May 23, 2013 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
 FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2012

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (collectively, the “Company,” “we,”, “our” or “Patrick”) and other matters.  Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.   Patrick does not undertake to publicly update or revise any forward-looking statements, except as required by law.  You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the year ended December 31, 2012.

There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements.  Many of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A.  These factors include, without limitation, the impact of any economic downturns especially in the residential housing market, pricing pressures due to competition, costs and availability of raw materials, availability of commercial credit, availability of retail and wholesale financing for residential and manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed residential and manufactured homes, the financial condition of our customers, retention and concentration of significant customers, the ability to generate cash flow or obtain financing to fund growth, the ability to effectively manage the costs and the implementation of the new enterprise resource management system, future growth rates in the Company’s core businesses, the successful integration of recent acquisitions, interest rates, oil and gasoline prices, stock price fluctuations, the outcome of litigation, adverse weather conditions impacting retail sales, and our ability to remain in compliance with our credit agreement covenants.  In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and residential and manufactured homes.

Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  See Part I, Item 1A“Risk Factors” below for further discussion.

PART I

ITEM 1.	BUSINESS

Company Overview

Patrick Industries, Inc., which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer of component products and distributor of building products and materials to the recreational vehicle (“RV”) and manufactured housing (“MH”) industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, household furniture, fixtures and commercial furnishings, marine, and other industrial markets.  We manufacture a variety of products including decorative vinyl and paper laminated panels, solid surface, granite and quartz countertops, wrapped vinyl, paper and hardwood profile mouldings, cabinet doors and components, hardwood furniture, interior passage doors, exterior graphics, and slotwall panels and components.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.  We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers.  We believe that we are one of the few suppliers to the RV and MH industries that has such a nationwide network.  We maintain seven manufacturing plants and five distribution facilities near our principal offices in Elkhart, Indiana, and operate eight other warehouse and distribution centers and seven other manufacturing plants in ten other states.

The general economic environment, while still overshadowed by an uncertain domestic political environment and still in the process of emerging from the residual effects and overhang of the economic recession, has shown signs of improvement over the past several years.  Like many other companies over the past several years, our business was adversely affected by the deterioration in the residential housing market, the subprime lending crisis, the general credit market and financing crisis, increased commodity costs, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, and liquidity concerns (the “economic crisis”).  While these conditions negatively impacted demand in all three major end-markets we serve, specifically the RV, MH and industrial markets, we executed on a number of strategic initiatives to position the Company to take advantage of a subsequent recovery in each of these markets.  These items include deleveraging our balance sheet, operational restructuring at certain manufacturing and distribution facilities, disposition of non-core operations, streamlining administrative and support activities, aggressive management of inventory levels to changes in sales levels, and refinancing our credit facility.  In addition, as the economic environment and our financial condition improved, we completed nine strategic acquisitions from January 2010 through October 2012.  The combination of improving economic conditions, particularly in the RV industry, and the execution of the strategic initiatives identified above, among others, resulted in our sales, operating income, net income and cash flows improving significantly in the three years ended December 31, 2012.  In the Executive Summary section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that macroeconomic conditions had on our operations and in the RV, MH, and industrial markets in 2012.

We also continued to expand both the breadth and the depth of our products and services through the integration of new and innovative product lines designed to bring value to our customers and create additional scale advantages. See “Strategic Acquisitions and Expansion” below and Note 4 to the Consolidated Financial Statements in Item 8 of this report for further details.

Patrick had two reportable operating segments in 2012, Manufacturing and Distribution.  Financial information about these operating segments is included in Note 21 to the Consolidated Financial Statements and incorporated herein by reference.

Competitive Position

The RV and MH industries are highly competitive with low barriers to entry which carries through to the suppliers to these industries.  Across the Company’s range of products and services, competition exists primarily on price, product features, quality, and service.  We believe that the quality, service, design and price of our products and the short order turnaround time that we provide allow us to compete favorably in the RV and MH markets.  Several competitors compete with us on a regional and local basis.  However, in order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment in personnel would be required.  The other industrial markets in which we continue to expand are also highly competitive.

Given the environment in the industries in which we operate, the Company has identified several operating strategies to maintain or enhance earnings through strategic acquisitions, productivity initiatives, expansion into new product lines, and optimization of capacity utilization.

Strategy

Overview

We believe that we have developed strong working relationships with our customers and suppliers, and have oriented our business to the needs of these customers.  These customers include all of the larger RV and MH manufacturers and a number of large to medium-sized industrial customers.  Our industrial customers are generally directly linked to the residential housing markets.  Our RV and MH customers generally demand the lowest competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers.  Our industrial customers generally are less price sensitive than our RV and MH customers, and focused on consistent high quality products, exceptional customer service, and quick response time.

In order to best serve our customer base, we have focused our efforts on driving the execution of our Organizational Strategic Agenda (“OSA”), embedding our ‘Customer 1st’ performance-oriented culture throughout all levels of the organization, implementing talent development initiatives to ensure we have the resources to meet our customers’ evolving needs, developing a nationwide manufacturing and distribution presence in response to our customers’ needs for flexibility and short lead times, and bringing value added products to our customers through the introduction of new products, line extensions, and strategic acquisitions.   Additionally, because of the short lead times, which can include same day order, receipt and delivery, we have intensified our focus on reducing our inventory levels with vendor managed inventory programs.  We believe that these initiatives are instrumental in improving our operating cash flow and liquidity.

As we explore new markets and industries, we believe that these and other strategic initiatives provide us with a strong foundation for future growth.  In 2012, approximately 69% of our sales were to the RV industry, 19% to the MH industry, and 12% to the industrial markets.  In 2011, approximately 61% of our sales were to the RV industry, 24% to the MH industry, and 15% to the industrial markets.  The increase in wholesale unit shipments in the RV market compared to the softness in the other primary market sectors in which Patrick operates, the introduction of new products to the marketplace, and the impact of the acquisitions completed in the last three years, have contributed to an increase in our RV market sales concentration in 2012 when compared to prior periods.

Operating Strategies

Key operating strategies identified by management include the following:

Strategic Acquisitions and Expansion

We supply a broad variety of building materials and component products to the RV, MH and industrial markets.   With our nationwide manufacturing and distribution capabilities, we believe that we are well positioned for the introduction of new products to further bring value to our customer base.  In order to facilitate this initiative, we are focused on driving growth through the acquisition of companies with strong management teams with strategic fit to our core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand our existing businesses.  From January 2010 through October 2012, we completed nine acquisitions, which directly complement our core competencies and product lines, and introduced over 100 new products and line extensions to the marketplace.

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

In 2011, we completed three acquisitions that expanded our product offerings to our existing customer base in the RV and industrial markets.   In June 2011, we acquired The Praxis Group (“Praxis”), a manufacturer and distributor of high and low gloss painted countertops, foam products, shower doors, electronics and furniture products.  In September 2011, we acquired A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, quartz and laminated countertops, backsplashes, tables, signs, and other products, and in December 2011, we acquired

Infinity Graphics (formerly Performance Graphics), a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries.

In 2012, we invested approximately $29 million to complete four acquisitions: Décor Mfg., LLC (“Décor”) in March 2012, a manufacturer of laminated and wrapped products for the Northwestern U.S.-based RV industry; Gustafson Lighting (“Gustafson”) in July 2012, a distributor of interior and exterior lighting products, ceiling fans and accessories; Creative Wood Designs, Inc. (“Creative Wood”) in September 2012, a manufacturer of hardwood furniture; and Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”) in October 2012, a manufacturer of hardwood cabinet doors, components and other hardwood products.  See Note 4 to the Consolidated Financial Statements for further details.

Diversification into Other Markets

While we continually seek to improve our position as a leading supplier to the RV and MH industries, we are also seeking to expand our product lines into other industrial, commercial and institutional markets.  Many of our products, such as countertops, cabinet doors, laminated panels and mouldings, drawer sides and fronts, slotwall, and shelving, have applications in the kitchen cabinet, retail fixtures, household furniture, and architectural markets.  We have a dedicated sales force focused on increasing our industrial market penetration and on our diversification into additional commercial and institutional markets.

We believe that diversification into other industrial markets provides opportunities for improved operating margins with complementary products that increase our capacity utilization.  In addition, we believe that our nationwide manufacturing and distribution capabilities have enabled us to be well positioned for new product expansion.

Utilization of Manufacturing Capacity

Efficiency Optimization

We have the ability to increase volumes in almost all of our existing facilities without adding comparable incremental fixed costs.  With the expected continued weak economic conditions in certain parts of the country, we are continually exploring opportunities for further facility consolidation.  However, we have remained committed to certain geographic areas, specifically where there is a larger concentration of RV and MH manufacturers but where our revenues and profitability have been limited in recent years.  Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and increase the flexibility of our labor force.

Plant Consolidations / Closures and Plant Expansion

Certain manufacturing and distribution operating facilities were either consolidated or expanded during 2011 and 2012 in an effort to improve operating efficiencies in the plants through increased capacity utilization, accommodate increased sales volumes, keep the overhead structure at a level consistent with operating needs, and continue the Company’s efforts to reduce its leverage position.

In 2011, we consolidated the newly acquired countertop manufacturing business of Praxis into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  In addition, we consolidated the solid surface operations of one of our existing manufacturing facilities located in Elkhart into the larger manufacturing facility acquired with our acquisition of AIA.

Included in the targeted capital investments we made in 2012 to support new business and leverage our operating platform, we purchased a building in proximity to our Indiana operations in July 2012 to increase capacity to support the growth in one of our manufacturing divisions.  In September 2012, we consolidated our Woodburn, Oregon high-pressure laminate manufacturing cell for the industrial market and a distribution center for the RV and MH markets into our recently acquired manufacturing operation in Tualatin, Oregon.

In the fourth quarter of 2012, we consolidated the interior passage doors product line from the newly acquired manufacturing business of Creative Wood into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  In addition, we closed our owned distribution facility in Halstead, Kansas and consolidated the business into the existing Waco, Texas distribution facility as a result of the continued deterioration of the Kansas manufactured housing market.

Product Development and New Product Introductions/Discontinuations

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our market presence in all of the markets that we serve and gain entrance into other markets.  We remain committed to new product introduction and to new product development initiatives.  New product development is a key component of our strategy to grow our revenue base, keep up with changing market conditions, and proactively address customer demand.  We have a design team that works exclusively with RV and MH manufacturers to meet their creative design and product needs, which includes creating new styles and utilizing new colors, patterns, and wood types for panels and mouldings, cabinet doors and other products. We plan to continue to devote our time and attention to manufacturing and distributing products that fit within the strategic parameters of our current business model, including appropriate margin and inventory turn levels.

In addition to the new product offerings stemming from acquisitions, we further enhanced our product offerings to our RV, MH and industrial markets customers through the introduction of several new products and the expansion of our existing product lines in 2012.  On the manufacturing side, we began to manufacture several new cabinet door styles, upgraded cabinetry, new slide-out trim, new styles of interior passage doors for RVs, pressed countertops, and suspended ceiling panels for residential and commercial markets.  Our distribution line was expanded to include new faucets modeled after the residential market, residential furniture, televisions and sound bars, ceramic tile, flat-pack cabinets, and fireplaces for RVs.

In 2012, we discontinued certain lightweight countertop lines and a high-pressure laminating countertop line.

Principal Products

Through our manufacturing divisions, we manufacture and fabricate a variety of products, such as decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertops and sinks, wrapped vinyl, paper and hardwood profile mouldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, drawer sides and bottoms, hardwood furniture, interior passage doors, exterior graphics, and slotwall panels and components.  In conjunction with our manufacturing capabilities, we also provide value added processes, including custom fabrication, edge-banding, drilling, boring, and cut-to-size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

Manufactured laminated panels and hardwood doors contributed 47% and 14%, respectively, of total 2012 manufacturing segment sales.  The electronics division and the wiring, electrical and plumbing products division within our Distribution segment contributed 26% and 23%, respectively, of total sales in this segment in 2012.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Branding

In conjunction with our acquisition strategy, we continue to focus our efforts on providing specific product knowledge, expertise and support to our customers through a branding strategy which includes product managers for each of our key product lines, support staff, and strategic supplier relationships which allows us to partner with them as a supplier of choice to drive efficiency and maximize value by providing the expertise and product support in the products that we sell.  Our primary product brands include Adorn, Custom Vinyls, Patrick Distribution, AIA Countertops, Quest Audio Video, Interior Components Plus, Gravure Ink, Praxis Group, Infinity Graphics, Décor, Gustafson, Creative Wood, and Middlebury Hardwoods. In addition, in April 2012, our industrial sales business launched several new products targeted to serve unique, consumer-driven channels under its new brand name, Decorative Dynamics.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil and high-pressure laminate.  Additionally, we offer high-pressure laminate bonded to substrates, such as particleboard and lauan, which has many uses, including countertops and cabinetry.  We manufacture and fabricate solid surface, granite, quartz, and high-pressure laminate countertops for all of our primary markets, as well as slotwall panels and components for the retail store fixture markets.  Roll-laminated products are used in the production of wall, cabinet, shelving, counter and fixture products with a wide variety of finishes and textures.

We manufacture three distinct cabinet door product lines in both raised and flat panel designs, as well as square, shaker style, cathedral and arched panels.  One product line is manufactured from raw lumber using solid oak, maple, cherry and other hardwood materials, and comes in a variety of finishes and glazes.  Another line of doors is made of laminated fiberboard, and a third line uses membrane press technology to produce doors and components with vinyls of various thicknesses.  Doors are also made with a number of outside profiles including square, shaker style, cathedral, and arched raised panel doors and the components include rosettes, hardwood moulding, arched window trim, blocks and windowsills, among others.  Our doors are sold mainly to the RV and MH industries.  We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our vinyl printing facility produces a wide variety of decorative vinyls, which are 3.2 mil nominal thickness and are shipped in rolls ranging from 300-800 yards in length.  This facility produces material for both internal use by Patrick and sale to external customers.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries, and in other industrial markets.  We are continuing to capture market share through our strategic acquisition and new product initiatives, which has resulted in sales levels increasing beyond the general industry results since 2010.  While there remains general uncertainty related to the strength of the overall economy, job growth, the European debt crisis, and retail and commercial credit and lending conditions, the equity markets have rebounded and the three primary markets that we serve have experienced, and are expected to continue to experience steady growth into the first half of 2013 with full year seasonal patterns tracking trends consistent with the prior year.

In 2011 and 2012, sales to the RV industry improved as evidenced by higher production levels and wholesale unit shipments versus the prior year periods.  We believe that ongoing credit concerns, slow job growth, and swings in consumer confidence levels will all continue to contribute to further volatility in the markets we serve in 2013 before a sustained recovery takes hold.   Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income can have a negative impact on these markets.

The MH industry, which showed signs of a mild recovery in 2012, continues to be negatively impacted by a lack of retail financing and credit availability, slow job growth, and significant foreclosed residential housing inventories.  Financing concerns and the current credit situation in the residential housing market have put additional pressure on potential purchasers of manufactured homes, many of whom use conventional mortgage financing as a source of funding for purchases.

Approximately 60% of our industrial revenue base in 2012 was associated with the U.S. residential housing market, and therefore, there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.

In order to offset some of the impacts of the weakness in the residential housing market, we have focused on diversification, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets.

We remain cautious about short-term growth in the industrial sector due to restricted credit conditions and current uncertainty related to general economic conditions and the elevated number of repossessed homes in the marketplace.  In the long-term, we believe residential housing growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

Recreational Vehicles

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing general economic conditions, which affect disposable income for leisure time activities.  We believe that fluctuations in interest rates, consumer confidence, the level of disposable income, and equity securities market trends have an impact on RV sales.  Over the past several years, however, we believe there has been a level of resilience in the RV marketplace where RV buyers appear to have prioritized the purchase of a unit over other items in an effort to pursue their desired “lifestyle”.  While concerns about the availability and price of gasoline can have an impact on RV demand, market trends also indicate that the average RV owner travels less distance but with similar frequency than during periods of lower gas prices and greater availability.

Demographic and ownership trends continue to point to favorable market growth in the long-term, as the number of “baby-boomers” reaching retirement is steadily increasing, products such as sports-utility RVs and “toy haulers,” with a rear section to store and transport motorcycles, snowmobiles, ATVs and other leisure products, are attractive to younger buyers, and RV manufacturers are also providing an array of product choices, including producing lightweight towables and smaller, fuel efficient motorhomes.  Green technologies, such as lightweight composite materials, solar panels, and energy-efficient components are appearing on an increasing number of RVs.  In addition, federal economic credit and stimulus packages that contain provisions to stimulate RV lending and provide favorable tax treatment for new RV purchases may help promote sales and aid in the RV industry’s continued economic recovery.

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

Conventional travel trailers and folding camping trailers are non-motorized vehicles designed to be towed by passenger automobiles, sport utility vehicles, crossover vehicles, pick-up trucks or vans.  They provide comfortable, self-contained living facilities for short periods.  Conventional travel trailers and folding camping trailers are towed by means of a frame hitch attached to the towing vehicle.  Fifth wheel trailers, designed to be towed by heavy-duty pick-up trucks, are constructed with a raised forward section that is attached to the bed area of the pick-up truck.  This allows for a bi-level floor plan and more living space than a conventional travel trailer.  A motor home is a self-powered vehicle built on a motor vehicle chassis.  The interior typically includes a driver’s area, kitchen, bathroom, shower, dining, and sleeping areas.   Although they are not designed for permanent or semi-permanent living, motor homes do provide comfortable living facilities for short periods.

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

Wholesale unit shipments of RVs in 2006 totaled 390,500, the highest total in the past 25 years.  After five consecutive years of record growth, RV shipments declined 9.5% in 2007 as consumers postponed purchases because of early effects of the U.S. economic downturn. Wholesale shipment levels declined approximately 33% to 237,000 units in 2008 from 2007 and declined an additional 30% to 165,700 units in 2009 reflecting tight credit conditions, declining consumer confidence, reduced disposable income levels, and the generally depressed economic environment.  However, production levels in the RV industry were stronger than expected in the latter half of 2009 based on a higher demand for RVs by retail dealers.  In 2010, the RV industry continued to strengthen as shipment levels increased 46% from 2009 reaching 242,300 units and increased 4% in 2011 to 252,300 units.  In 2012, shipment levels increased 13% to 285,700 units, resulting in a cumulative gain of approximately 72% since the recession low in 2009.  Despite these increases, wholesale unit shipments of RVs in 2012 were still 15% lower than the average shipment levels during the period 2000-2007. The RVIA expects the recovery to strengthen as credit availability, job security and consumer confidence improve and is currently forecasting full year 2013 wholesale unit shipments to increase by approximately 8% compared to the 2012 level.

The Company estimates that approximately 90% of its revenues related to the RV industry are derived from the towables sector of the market, which is consistent with the overall RV production mix.  The towable units are lighter and less expensive than standard gas or diesel powered motorized units, representing a more attractive solution for the cost-conscious buyer.  From 2011 to 2012, motorized unit shipments rose approximately 14% and towable unit shipments rose approximately 13%.  We believe that we are well positioned with respect to our product mix within the RV industry to take advantage of any improved market conditions.

The following chart reflects the historical wholesale unit shipment levels in the RV industry from 1992 through 2012 per RVIA statistics:

Manufactured Housing

Manufactured homes historically have been one of the principal means for first time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments due to the relatively lower cost of construction as compared to site-built homes.  Manufactured housing also provides a cost effective alternative for those individuals and families seeking to establish home ownership or whose credit ratings have been impacted by the economic and jobs environment over the past several years.  In addition, manufactured homes are an attractive option for those who have migrated to temporary housing alternatives or for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes.  The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models have made them a viable alternative to a larger segment of homebuyers.

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

The manufactured housing industry is cyclical and is affected by the availability of alternative housing, such as apartments, town houses, condominiums and site-built housing, including repossessed residential housing inventory levels.  From 2000 to 2009, annual industry-wide wholesale unit shipments of manufactured homes declined 80%.  The 2009 level of 49,800 wholesale units was at the lowest level in the last 50 years.  MH unit shipments rose 0.4% in 2010 and 3% in 2011.  In 2012, MH unit shipments rose 6%.

We believe the factors responsible for the past decade-plus decline include lack of available financing and access to the asset-backed securities markets, high levels of repossessed housing inventories, over-built housing markets in certain regions of the country that resulted in fewer sales of new manufactured homes, as well as the generally depressed economic environment.  Additionally, low conventional mortgage rates and less restrictive lending terms for residential site-built housing over much of this period contributed to the decline as manufactured home loans generally carry a higher interest rate and less competitive terms.  The MH industry has also had to contend with credit requirements that became more stringent and a reduction in availability of lenders for manufactured homes for both retailers and dealers.  Many of the causes of the recent residential housing crisis are similar to the factors that resulted in the decline in the MH industry beginning in late 1999.  While there is demand for permanent rebuilding in areas damaged by catastrophic events in recent years, credit conditions remain adverse especially as a result of the recent credit crisis, and current overall economic conditions are unfavorable  in relation to the factors which will promote positive growth.  The availability of financing and access to the asset-backed securities market is still restricted, and we believe that employment growth and standard quality-oriented lending practices in the conventional site-built housing markets are needed to enable more balanced demand, thus resulting in the potential for increased production and shipment levels in the MH industry.

Manufactured housing has been negatively impacted by a lack of retail financing and credit availability, slow job growth, and significant foreclosed residential housing inventories, as well as limited channels for the sale of mortgages to the asset-backed credit markets.  We expect moderate growth in this industry assuming the availability of credit and recalibration of quality credit standards.  However, due to the current real estate and economic environment, fluctuating consumer confidence, and the current retail and wholesale credit markets, the Company currently projects that industry-wide wholesale shipments of manufactured homes will remain low by historical standards until these conditions improve.  Factors that may favorably impact production levels in this industry in the future include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new home buyers and other government incentives, and higher interest rates on traditional residential housing loans.

The following chart reflects the historical wholesale unit shipment levels in the MH industry from 1992 through 2012 per the Manufactured Housing Institute:

Other Markets

Many of our core manufacturing products, including paper/vinyl laminated panels, shelving, drawer-sides, high-pressure laminated panels, and solid surface, granite and quartz countertops are utilized in the kitchen cabinet, store fixture and commercial furnishings, and residential furniture markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for us to diversify our customer base, while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been impacted by import pressures, other residential and commercial segments have been less vulnerable, and therefore provide opportunities for increased sales penetration and market share gains.  Over the past year, residential housing markets in particular have shown signs of improving across the country and should increase the demand for our products in 2013.   Our sales to the industrial market generally lag new housing starts by six to nine months and will vary based on differences in regional economic prospects.  As a result, we believe continued focus on the industrial markets will help mitigate the impact of the cyclical patterns in the RV/MH markets on our operating results.  We have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to recreational vehicle and manufactured housing manufacturers and other industrial products manufacturers.  We have approximately 600 active customers.  We have five customers, who together accounted for approximately 64% and 60% of our consolidated net sales in 2012 and 2011, respectively.  The Company had two RV customers that together accounted for approximately 54% and 49% of consolidated net sales for the years ended December 31, 2012 and 2011, respectively.

A majority of products for distribution are generally purchased in carload or truckload quantities, warehoused, and then sold and delivered by us.  In addition, approximately 28% and 29% of our distribution segment’s products were shipped directly from the suppliers to our customers in 2012 and 2011, respectively.  We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers.  As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service.  We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers.  Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advanced estimation of customer orders.  In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.  We have no significant backlog of orders.

With the recent acquisitions in 2012 and certain plant consolidations, we operate 13 warehouse and distribution centers and 14 manufacturing operations located in Alabama, Arizona, California, Georgia, Illinois, Indiana, Minnesota, Oregon, Pennsylvania, Tennessee and Texas.  By using these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

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

Suppliers

During the year ended December 31, 2012, we purchased approximately 60% of our raw materials and distributed products from twenty different suppliers.  The five largest suppliers accounted for approximately 35% of our purchases.  We have terms and conditions with certain suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

Materials are primarily commodity products, such as lauan, gypsum, particleboard, and other lumber products, which are available from many suppliers.  We maintain a long-term supply agreement with United States Gypsum, a major supplier of materials to the MH industry.  Our sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect our major supplier.  We believe that we have a good relationship with all of our suppliers.  Alternate sources of supply are available for all of our major material purchases.

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

In 2012, the Company became certified to sell Forestry Stewardship Council (“FSC”) certified materials to its customers.  The FSC certification provides a link between responsible production and consumption of materials from the world’s forests and it assists our customers in making socially and environmentally responsible buying decisions on the products it purchases.

We believe that we are currently operating in compliance with applicable laws and regulations and have made reports and submitted information as required.  The Company believes that the expense of compliance with these laws and regulations with respect to environmental quality, as currently in effect, will not have a material adverse effect on its financial condition or competitive position, and will not require any material capital expenditures for plant or equipment modifications, which would adversely affect earnings.

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the weather is moderate.  Accordingly, the Company’s sales and profits have generally been the highest in the second and third quarters.  However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers since the latter part of 2009.  In addition, over the past several years, the seasonality cycle in the RV industry has changed as a result of RV dealer shows being held in the September/October timeframe by the two largest Original Equipment Manufacturers (“OEMs”) in the industry.  Consequently, future seasonal trends may be different from prior years.

Employees

As of December 31, 2012, we had 1,678 employees, 1,526 of which were engaged directly in production, warehousing, and delivery operations; 62 in sales; and 90 in office and administrative activities, which includes purchasing, inventory and production control, customer service, human resources, accounting, and information technology, among others.  There were no manufacturing plants or distribution centers covered by collective bargaining agreements.  Patrick continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of December 31, 2012:

Name	Position
Todd M. Cleveland	President and Chief Executive Officer
Jeffrey M. Rodino	Chief Operating Officer (1)
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
James S. Ritchey	Vice President of Sales - South and West
Courtney A. Blosser	Vice President of Human Resources

(1)	As of December 31, 2012, Jeffrey M. Rodino was the Executive Vice President of Sales and Operations for the Company. He was appointed Chief Operating Officer effective March 4, 2013.

Todd M. Cleveland (age 44) was appointed Chief Executive Officer as of February 1, 2009.  Mr. Cleveland assumed the position of President and Chief Operating Officer of the Company in May 2008.  Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn by Patrick in May 2007.  Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992.  Mr. Cleveland has over 22 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

Jeffrey M. Rodino (age 42) was appointed Executive Vice President of Sales and Operations for the Adorn, Custom Vinyls and Patrick Distribution business units as of December 2011 and served in that position for the 2012 fiscal year.  In March 2013, Mr. Rodino was appointed Chief Operating Officer of the Company.  Prior to that, Mr. Rodino served as Vice President Sales for the Midwest from August 2009 to December 2011 and was elected an Officer in May 2010.  Mr. Rodino also served in a variety of top-level sales and marketing roles after joining Patrick in 2007 and also held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick.  Mr. Rodino has over 19 years of experience in serving the recreational vehicle, manufactured housing and industrial markets having held key sales management roles at ASA Electronics, Design Components (a former acquisition of Adorn), Odyssey Group/Blazon, and at Adorn and Patrick.

Andy L. Nemeth (age 43) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer as of May 2004.  Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from 2003 to 2004, and Secretary-Treasurer from 2002 to 2003.  Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers).  Mr. Nemeth has over 21 years of manufactured housing, recreational vehicle, and industrial experience in various financial capacities.

James S. Ritchey (age 62) was appointed Vice President Sales for the South & West as of August 2009 and elected an Officer in May 2009.  Prior to that, Mr. Ritchey served in a variety of top level sales and marketing roles after joining Patrick in 2007 and also held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick.  Mr. Ritchey has over 15 years of experience in serving the manufactured housing, recreational vehicle and industrial markets having held key sales management roles at Décor Gravure (the predecessor of our Gravure Ink business unit) and Design Components (which are both former acquisitions of Adorn), as well as Adorn and Patrick.  Mr. Ritchey’s background and experience also includes several key management roles in the office furniture industry over a 22-year span starting in 1974.

Courtney A. Blosser (age 46) was appointed Vice President of Human Resources as of October 2009 and elected an Officer in May 2010.  Prior to that, Mr. Blosser served in executive level human resource leadership roles that included Corporate Director-Human Resources, Whirlpool Corporation from 2008 to 2009, and Vice President-Human Resources, Pfizer Inc. from 1999 to 2008.  Mr. Blosser held human resource leadership roles of increasing responsibility with JM Smucker Company from 1989 to 1999.  Mr. Blosser has over 24 years of operations and human resource experience in various industries.

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

Our results of operations may continue to be adversely impacted by the residual effects and overhang of the worldwide macroeconomic downturn and recent concerns over the sustainability of the economic recovery.

Although economic conditions improved somewhat in 2010 and further in 2011 and 2012 following the severe general worldwide macroeconomic downturn from 2008 through part of 2010, and, as a result, our sales, operating income, and cash flows improved, a further deterioration in these conditions could negatively affect our operations and result in lower sales, income, and cash flows in the future.  In addition, it is still difficult at times for our customers and us to accurately forecast and plan future business activities.  If our business conditions warrant, we may be forced to close and/or consolidate certain of our operating facilities, sell assets, and/or reduce our workforce, which may result in our incurring restructuring charges.  We cannot predict the duration of an economic downturn, the timing or strength of a subsequent economic recovery or the extent to which an economic downturn will continue to negatively impact our business, financial condition and results of operations.

It is also possible that recent economic improvements may be reversed if the current economic turmoil in parts of Europe becomes global or the United States Congress fails to resolve certain critical fiscal policy issues it is now facing.  In addition, many local governments and many businesses still face financial difficulties due to depressed consumer spending and continued decreased liquidity in the credit markets.

The continuing depressed conditions in the residential housing market have had an adverse impact on our operations in recent years and could have an adverse impact on our operations in 2013 and other future periods.

The residential housing market has experienced overall declines and is expected to remain at depressed levels by historical standards at least through 2013, despite recent and forecasted improvements.  Approximately 60% of our industrial revenue in 2012 was directly tied to the residential housing market.  In addition, a significant portion of our other industrial revenue and substantially all of our MH revenue is directly or indirectly influenced by conditions in the residential housing market.  The decline in demand for residential housing, ongoing credit concerns and the tightening of consumer credit have lowered demand for our industrial and MH products and have had an adverse impact on our operations as a whole.  In addition, the impact of the sub-prime mortgage crisis and housing downturn on consumer confidence, discretionary spending, and general economic conditions has decreased and may continue to decrease demand for our products sold to the RV industry.

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

In September 2012, we consolidated our Woodburn, Oregon high-pressure laminate manufacturing cell for the industrial market and a distribution center for the RV and MH markets into our recently acquired manufacturing operation in Tualatin, Oregon.  In addition, we consolidated the interior passage doors product line from the newly acquired manufacturing business of Creative Wood into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  We also closed our owned distribution facility in Halstead, Kansas and consolidated the business into the existing Waco, Texas distribution facility as a result of the continued deterioration of the Kansas manufactured housing market.  The charges related to the consolidation and/or closure of certain facilities were not significant in 2011 and 2012.

Based on our assessments and if required by business conditions, we may make capital investments to move, discontinue manufacturing and/or distribution capabilities, sell or close all or part of additional manufacturing and/or distribution facilities in the future.  These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows and financial condition.

The financial condition of our customers and suppliers may deteriorate as a result of the current economic environment and competitive conditions in their markets.

The continued effects of the recent economic crisis may lead to increased levels of restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers and other service providers and financial institutions with whom we do business.  Such events could, in turn, negatively affect our business either through loss of sales or inability to meet our commitments (or inability to meet them without excess expense) because of loss of suppliers or other providers.  In addition, several of our customers have undergone unprecedented financial distress, which may result in such customers undergoing major restructuring, reorganization or other significant changes.  The occurrence of any such event could have further adverse consequences to our business including a decrease in demand for our products.  If such customers become insolvent or file for bankruptcy, our ability to recover accounts receivables from those customers would be adversely affected and any payments we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy trustee.

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

We have a number of customers that account for a significant percentage of our net sales.  Specifically, two customers in the RV market accounted for a combined 54% of consolidated net sales in 2012.  The loss of any of our large customers could have a material adverse impact on our operating results.  We do not have long-term agreements with customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

A significant percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments, or reductions in industry growth, could adversely impact our sales levels to this industry and our operating results.

In 2012, 69% of our net sales were to the RV industry versus 61% in 2011 and 58% in 2010.  The increase in the Company’s sales concentration in the RV industry primarily resulted from the recovery in RV wholesale unit shipment levels beginning in late 2009, increased RV market penetration by the Company and the Company’s successful completion of several RV-related acquisitions in the 2010 to 2012 period.   Future declines in RV unit shipment levels or reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on our operating results in 2013 and other future periods.

The manufactured housing and recreational vehicle industries are highly competitive and some of our competitors may have greater resources than we do.

We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products instead of our products or to produce in-house products that we currently produce.  We compete not only with other suppliers to the RV and MH producers but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry.  Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products.  Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our exclusive and non-exclusive distributor contracts and agreements may be adversely impacted.

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

Cyclical economic conditions and seasonality affect the RV and MH markets the Company serves and the results for any prior period may not be indicative of results for any future period.

The RV and MH markets have been characterized by cycles of growth and contraction in consumer demand and dependent upon various factors, including the general level of economic activity, consumer confidence, interest rates, access to financing, inventory and production levels, and the cost and availability of fuel.  Economic and demographic factors can cause substantial fluctuations in production, which in turn impact sales and operating results.  Our sales levels and operating results could be negatively impacted by changes in any of these items.  Consequently, the results for any prior period may not be indicative of results for any future period.

In addition, manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the weather is moderate.  However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers since the latter part of 2009.  Consequently, future seasonal trends may be different from prior years.

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

The products produced by the RV industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation.  There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not significantly increase in the future.  Shortages of gasoline and diesel fuel have had a significant adverse effect on the demand for recreational vehicles in the past and would be expected to have a material adverse effect on demand in the future.  Rapid significant increases in fuel prices, as we experienced in recent years and are currently experiencing, appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels.  Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.  Approximately 69% and 61% of our sales were to the RV industry for 2012 and 2011, respectively.

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

Prices of certain materials, including gypsum, lauan, particleboard, MDF, and other commodity products, can be volatile and change dramatically with changes in supply and demand.  Certain products are purchased from overseas and their availability is dependent upon climate changes, seasonal and religious holidays, political unrest, economic conditions overseas, natural disasters, vessel shipping schedules and port availability.  Further, certain of our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation.  We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed.  However, it is not certain future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities.  The recent credit crisis and its continuing impact on the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials.  Our sales levels and operating results could be negatively impacted by changes in any of these items.

We are subject to governmental and environmental regulations, and failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that individually or in the aggregate would have a material adverse effect on our financial condition and results of operations.

Our manufacturing businesses are subject to various governmental and environmental regulations.  Implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Company’s products.  Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission.  We currently use materials that we believe comply with government regulations.  We cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on the MH industry or us.  In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability.  Both scenarios could negatively impact our results of operations or financial condition.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries.  As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products.  These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014.  There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.  The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

The inability to attract and retain qualified executive officers and key personnel may adversely affect our operations.

The loss of any of our executive officers or other key personnel such as our Chief Executive Officer could reduce our ability to manage our business and strategic plan in the short term and could cause our sales and operating results to decline.  In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees and other qualified personnel.

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

On October 24, 2012, we entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third Bank (“Fifth-Third”) as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012 Credit Facility”).  As of December 31, 2012, we had approximately $49.7 million of total debt outstanding under our 2012 Credit Facility.

If our indebtedness were to increase, it could have adverse consequences on our future operations, including making it more difficult for us to meet our payments on outstanding debt and we may not be able to find alternative financing sources to replace our indebtedness in such an event.  Furthermore, increasing our indebtedness could (i) reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limit our ability to obtain additional financing for these purposes; (ii) limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (iii) place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (iv) create concerns about our credit quality which could result in the loss of supplier contracts and/or customers.

Our 2012 Credit Agreement contains various financial performance and other covenants.  If we do not remain in compliance with these covenants, our 2012 Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.

We have debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us.  There can be no assurance that we will maintain compliance with the financial covenants under our 2012 Credit Agreement.  These covenants require that we attain a maximum level of a consolidated total leverage ratio and a minimum level of a consolidated interest coverage ratio under the 2012 Credit Facility, and adhere to annual capital expenditure limitations as defined by our 2012 Credit Agreement.  If we fail to comply with the covenants contained in our 2012 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms.  If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

Due to industry conditions and our operating results, we have had limited access to sources of capital in the past.  If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, and our 2012 Credit Facility to finance our operating requirements, capital expenditures and other needs.  If the general economic conditions that prevailed in 2009 and part of 2010 should return in the future, production of RVs and manufactured homes could decline, resulting in reduced demand for our products.  A decline in our operating results could negatively impact our liquidity.  If our cash balances, cash flows from operations, and availability under our 2012 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes.  The letters of credit are issued under our 2012 Credit Agreement.  The inability to retain our current letters of credit, to obtain alternative letter of credit sources, or to retain our 2012 Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations, or cause us to curtail or limit existing operations.

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

A portion of our total assets as of December 31, 2012 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment.  Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable.  The events or changes that could require us to test our goodwill and intangible assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.

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

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below.  The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate.  Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;
•	historically low trading volume;
•	high concentration of shares held by institutional investors and in particular our significant shareholder, Tontine Capital (as defined herein);
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	the gain or loss of significant customers;
•	additions or departures of key personnel;
•	events affecting other companies that the market deems comparable to us;
•	general conditions in industries in which we operate;
•	general conditions in the United States and abroad;
•	the presence or absence of short selling of our common stock;
•	future sales of our common stock or debt securities;
•	announcements by us or our competitors of technological improvements or new products; and
•	the sale by Tontine Capital or its announcement of an intention to sell, all or a portion of its equity interests in the Company.

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

A major portion of our common stock is held by Tontine Capital Partners, L.P. and affiliates (collectively, “Tontine Capital”), which has the ability to influence our affairs significantly, including all matters requiring shareholder approval, and whose interests may not be aligned with the interests of our other shareholders.  In addition, the concentration of ownership of our common stock by Tontine Capital and a few other holders may have an adverse effect on the price of our common stock.

Based on information contained in a filing by Tontine Capital with the SEC on January 4, 2013, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine Capital was 3,977,661 shares or 37.0% of our outstanding common stock as of March 15, 2013.

Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions.  In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board.  As of March 15, 2013, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

The ownership of a significant portion of our common stock is concentrated in the hands of Tontine Capital and a few other holders. We are not able to predict whether or when Tontine Capital or other large stockholders will sell or otherwise dispose of additional shares of our common stock.  Sales or other dispositions of our common stock by these stockholders could adversely affect prevailing market prices for our common stock.

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

We have in place a Rights Agreement, which permits under certain circumstances each holder of common stock, other than potential acquirers, to purchase one one-hundredth of a share of a newly created series of our preferred stock at a purchase price of $30 or to acquire additional shares of our common stock at 50% of the current market price.  The rights are not exercisable or transferable until a person or group acquires 20% or more of our outstanding common stock, except with respect to Tontine Capital and its affiliates and associates, which are exempt from the provisions of the Rights Agreement pursuant to an amendment signed on March 12, 2008.  The effects of the Rights Agreement would be to discourage a stockholder from attempting to take over our company without negotiating with our Board of Directors.

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

As of December 31, 2012, the Company owned approximately 1,218,200 square feet of manufacturing and distribution facilities and leased approximately 1,033,400 square feet as listed below.

Location	Use (1)	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution	107,000	Owned
Elkhart, IN	Manufacturing	182,000	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing	211,300	Leased to 2015
Elkhart, IN	Manufacturing	198,000	Leased to 2018
Elkhart, IN	Distribution	175,000	Leased to 2016
Elkhart, IN	Distribution	72,000	Owned
Elkhart, IN	Manufacturing	27,000	Leased to 2014
Elkhart, IN	Design Center	3,200	Leased to 2015
Ligonier, IN	Manufacturing	46,200	Leased to 2015
Middlebury, IN	Manufacturing	134,000	Owned
Syracuse, IN	Manufacturing	142,600	Owned
Syracuse, IN	Manufacturing	72,000	Leased to 2015
Decatur, AL	Manufacturing & Distribution	94,000	Owned
Phoenix, AZ	Manufacturing	44,600	Leased to 2013
Fontana, CA	Manufacturing & Distribution	72,500	Leased to 2015
Valdosta, GA	Distribution	31,000	Owned
Bensenville, IL	Manufacturing	54,400	Leased to 2018
Halstead, KS	Distribution	36,000	Owned
Tualatin, OR	Manufacturing & Distribution	76,200	Leased to 2015
Mt. Joy, PA	Manufacturing & Distribution	89,000	Owned
Madisonville, TN	Distribution	53,000	Leased (2)
Waco, TX	Manufacturing & Distribution	132,600	Owned
New London, NC		163,000	Owned (3)

(1)	Certain facilities may contain multiple manufacturing or distribution centers.
(2)	Leased on a month-to-month basis through May 2013.
(3)	Represents an owned building, formerly used for manufacturing and distribution, that is currently leased to a third party on a month-to-month basis.

Pursuant to the terms of the Company’s 2012 Credit Agreement, all of its owned facilities are subject to a mortgage and security interest.

In addition, we utilize one contract warehouse located in Minnesota that houses certain of our distribution products inventory.  Remuneration to the third party owner of this facility consists of a percentage of sales to our customers from this facility in exchange for storage space and delivery services.

Lease Expirations

We believe the facilities we occupy as of December 31, 2012 are adequate for the purposes for which they are currently being used and are well maintained.  We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations.  Use of our manufacturing facilities may vary with seasonal, economic and other business conditions.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and lawsuits in the ordinary course of business.  In management’s opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK.  The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2012 and 2011 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	$12.15 - $4.10	$14.47 - $8.00	$15.56 - $10.51	$20.33 - $14.06
2011	$2.55 - $1.86	$2.89 - $1.80	$2.35 - $ 1.83	$4.74 - $1.54

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 15, 2013, we had approximately 330 shareholders of record in addition to beneficial owners of shares held in broker and nominee names.

Dividends

The Company did not pay cash dividends in 2012.  Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2012 Credit Agreement, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

In the fourth quarter of 2012, a total of 5,970 shares of common stock at a price of $18.49 per share were delivered to the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.   No shares were repurchased in the open market.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 - Oct. 28, 2012	5,970	$18.49	-	-
Oct. 29 - Dec. 2, 2012	-	-	-	-
Dec. 3 - Dec. 31, 2012	-	-	-	-
Total	5,970		-	-

Stock Buyback Plan

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  As of March 15, 2013, the Company had repurchased 193,847 shares at an average price of $13.63 for a total cost of approximately $2.6 million.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in Item 8 of this Report.  In addition, this MD&A contains certain statements relating to future results that are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 3 of this Report.

This MD&A is divided into seven major sections.  The outline for our MD&A is as follows:

EXECUTIVE SUMMARY
Company Overview and Business Segments
Overview of Markets and Related Industry Performance
Acquisitions
Plant Consolidations/Closures and Plant Expansion
Summary of 2012 Financial Results
2012 Initiatives and Challenges
Fiscal Year 2013 Outlook

KEY RECENT EVENT
Stock Buyback Plan

CONSOLIDATED OPERATING RESULTS
Year Ended December 31, 2012 Compared to 2011
Year Ended December 31, 2011 Compared to 2010

BUSINESS SEGMENTS
General
Year Ended December 31, 2012 Compared to 2011
Year Ended December 31, 2011 Compared to 2010

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources
Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

OTHER
Sale of Property
Purchase of Property
Inflation

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”), manufactured housing (“MH”), kitchen cabinet, household furniture, fixtures and commercial furnishings, marine, and other industrial markets and operates coast-to-coast through locations in 11 states.  Patrick's major manufactured products include decorative vinyl and paper laminated panels, solid surface, granite and quartz countertops, wrapped vinyl, paper and hardwood profile mouldings, cabinet doors and components, hardwood furniture, interior passage doors, exterior graphics, and slotwall panels and components.  The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products,  and other miscellaneous products.  The Company has two reportable business segments:  Manufacturing and Distribution, which contributed approximately 76% and 24%, respectively, to 2012 net sales.

Overview of Markets and Related Industry Performance

Fiscal 2012 reflected a continuation of slow and steady growth in the RV market, signs of a mild recovery in the MH market, and continually improving conditions in the industrial markets, as evidenced by year over year growth in new housing starts.  We are continuing to capture market share through our strategic acquisition and new product initiatives, which has resulted in sales levels increasing beyond the general industry results since 2010.  While there remains general uncertainty related to the strength of the overall economy, job growth, the European debt crisis, and retail and commercial credit and lending conditions, the equity markets have rebounded and the three primary markets that we serve have experienced, and are expected to continue to experience steady growth into the first half of 2013 with full year seasonal patterns tracking trends consistent with the prior year.

RV Industry

The RV industry, which is our primary market and which represented 69% of the Company’s 2012 sales, continued to strengthen in 2012 as evidenced by higher production levels and wholesale unit shipments versus the prior year.  According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 285,749 units in 2012 representing an increase of 13% versus the prior year, and resulted in 12 out of 13 quarter-over-quarter increases in shipments.  Despite these increases, wholesale unit shipments of RVs in 2012 were still 15% lower than the average shipment levels of approximately 335,900 units during the period of 2000 through 2007.

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

Although some consumers still remain cautious when deciding whether to purchase discretionary items, such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are estimated to have on the industry as the industry continues its recovery from the recent economic recession.  In particular, lifestyle trends continue to spur demand for RVs, and RV manufacturers in response are right sizing their products to provide an optimal mix of size, amenities and price to budget-conscious consumers.  Based on current market conditions, the RVIA is currently forecasting full year 2013 unit shipments to increase by approximately 8% compared to the 2012 level.

MH Industry

The MH industry, which showed signs of a mild recovery early in 2012, represented approximately 19% of the Company’s 2012 sales.  This industry continues to be negatively impacted by a lack of retail financing and credit availability, slow job growth, and significant foreclosed residential housing inventories.  According to industry sources, wholesale unit shipments, which continue to trend well below historical levels, increased approximately 6% from 2011.  We believe that demand in the MH industry has reached the bottom of the cycle and we expect moderate growth assuming the availability of credit and recalibration of quality credit standards.  Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish home ownership or whose credit ratings have been impacted by the economic and jobs environment over the past several years.  We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.  Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.  Although we expect an increase in production levels in the MH industry in 2013, we believe that wholesale unit shipments in this industry will continue to be well below the levels seen during the period of 2004 through 2007 that averaged 122,600 units.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market.  The industrial market sector, which accounted for approximately 12% of the Company’s sales in 2012, saw new housing starts for 2012 increase by approximately 28% from 2011 (as reported by the U.S. Department of Commerce).  We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.  Our sales to this market generally lag new residential housing starts by six to nine months.  In order to offset some of the impacts of the weakness in the residential housing market, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets.  The National Association of Home Builders (as of March 1, 2013) is forecasting a 24% increase in new housing starts in 2013 compared to 2012 that is consistent with slowly improving overall economic conditions.

While we are encouraged by the improved conditions in 2012 and the anticipated improvement in 2013, we remain cautious about short-term growth in the industrial sector being negatively impacted by restricted credit conditions and current uncertainty related to general economic conditions and the large numbers of repossessed homes in the marketplace.  In the long-term, we believe residential housing growth will be based on job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

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

Raw Material Commodity Pricing

Based on the anticipated improvement and increased demand in 2013 in all three of the primary markets we serve, we are also expecting the cost of our raw materials in certain commodities to increase as well.  Higher energy costs, the impact of natural disasters in various areas of the world, and increased demand in certain market sectors have driven up the costs of certain raw materials and the Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.  Due to the volatile nature of pricing in the commodity markets, we generally pass both price increases and decreases through to our customer base.

Acquisitions

In March 2012, the Company acquired certain assets of Tualatin, Oregon-based Décor Mfg., LLC (“Décor”), a manufacturer of laminated and wrapped products, for a net purchase price of $4.3 million.  This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector and significantly expanded the Company’s RV presence in the Northwest, which we estimate to be the second largest RV manufacturing region in the country after the Midwest.  Approximately $3.1 million of intangible assets were recorded in the Manufacturing segment as a result of the acquisition.

In July 2012, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”), a distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades to the RV industry, for a net purchase price of $2.8 million. This acquisition provided opportunities for the Company to increase its market share and per unit content.  Approximately $0.3 million of intangible assets were recorded in the Distribution segment as a result of the acquisition.

In September 2012, the Company completed the acquisition of the business and certain assets of Ligonier, Indiana-based Creative Wood Designs, Inc. (“Creative Wood”), a manufacturer of hardwood furniture including interior hardwood tables, chairs, dinettes, trim, fascia, mouldings, and other miscellaneous products, for a net purchase price of $3.0 million, which includes two subsequent contingent payments based on future performance.  This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector.   Approximately $1.8 million of intangible assets were recorded in the Manufacturing segment as a result of the acquisition.

In October 2012, the Company acquired the business and certain assets of Middlebury, Indiana-based Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), a manufacturer of hardwood cabinet doors, components and other hardwood products for the RV, MH, and residential kitchen cabinet industries, for a net purchase price of $19.8 million.  This acquisition provided the opportunity for the Company to increase its market share and per unit content in the cabinet door market.   Approximately $10.1 million of intangible assets were recorded in the Manufacturing segment as a result of the acquisition.  See Notes 4 and 8 to the Consolidated Financial Statements for further details regarding these acquisitions.

These 2012 acquisitions, combined with the acquisition of The Praxis Group (“Praxis”) in the second quarter of 2011, A.I.A. Countertops, LLC (“AIA”) in the third quarter of 2011, and Infinity Graphics (formerly Performance Graphics) in the fourth quarter of 2011, contributed to an increase in our RV market sales concentration in 2012 compared to earlier periods.

Plant Consolidations/Closures and Plant Expansion

Certain manufacturing and distribution operating facilities were either consolidated or expanded during 2012 in an effort to improve operating efficiencies in the plants through increased capacity utilization, accommodate increased sales volumes, and keep the overhead structure at a level consistent with operating needs.

Included in the targeted capital investments we made in 2012 to support new business and leverage our operating platform, we purchased a building in proximity to our Indiana operations to increase capacity to support the growth in one of our manufacturing divisions.  In September 2012, we consolidated our Woodburn, Oregon high-pressure laminate manufacturing cell for the industrial market and a distribution center for the RV and MH markets into our recently acquired manufacturing operation in Tualatin, Oregon.  In the fourth quarter of 2012, we consolidated the interior passage doors product line from the newly acquired manufacturing business of Creative Wood into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities.  In addition, we closed our owned distribution facility in Halstead, Kansas and consolidated the business into the existing Waco, Texas distribution facility as a result of the continued deterioration of the Kansas manufactured housing market. The charges related to the consolidation and/or closure of these facilities were not significant in 2012.

Summary of 2012 Financial Results

Below is a summary of our 2012 financial results.  Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

•
Net sales increased $129.6 million or 42.1% in 2012 to $437.4 million, compared to $307.8 million in 2011 primarily reflecting (i) increased year over year shipments in the RV and MH industries as well as improved residential housing starts which represent the three primary markets the Company serves, (ii) the incremental impact of acquisitions completed during 2011, including related market share growth, and the revenue contribution of acquisitions completed during 2012, (iii) improved retail fixture and residential furniture business, and (iv) increased market penetration in the RV market.  Wholesale unit shipments in the RV and MH industries increased 13% and 6%, respectively, in 2012 compared to the prior year.  New housing starts increased 28% for 2012 compared to the prior year.  Excluding the impact of acquisitions in 2012 and 2011, sales increased 21.0% in 2012 compared to 2011.

•
Gross profit increased $21.4 million to $65.7 million or 15.0% of net sales in 2012, compared with gross profit of $44.3 million or 14.4% of net sales in 2011.  Gross profit was positively impacted by higher sales levels relative to our overall fixed overhead cost, the impact of acquisitions in the latter half of 2011 and in 2012, margin improvements that were in line with the Company’s expectations, and by actions to reduce or eliminate negative margins on certain products.

•	Operating income increased $13.6 million to $27.0 million in 2012, compared to $13.4 million in 2011. Operating income in 2012 was positively impacted by the factors described above.

•
Net income was $28.1 million or $2.64 per diluted share in 2012, compared to $8.5 million or $0.83 per diluted share for 2011.  The major factors that influenced net income for both periods are described above, as well as a non-cash income tax credit of $6.8 million or $0.64 per diluted share.  Beginning in the first quarter of 2013, the Company expects to record income taxes at its full estimated statutory combined Federal and state rate of approximately 39%, although federal and state net operating loss carryforwards will be used to partially offset the cash portion of the income tax liability for 2013.

2012 Initiatives and Challenges

In fiscal year 2012, our primary focus was on gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions, refinancing our credit facility to provide more capacity to accommodate our strategic growth plans, maximizing operating efficiencies, managing and developing our talent pool, and embedding our ‘Customer 1st’ performance oriented culture.

Specific execution items included the following:

•
Entered into a new five-year credit agreement (the “2012 Credit Agreement”) on October 24, 2012 with Wells Fargo Bank, National Association, as the agent and lender (“Wells Fargo”), and Fifth-Third Bank (“Fifth-Third”) as participant (collectively, the “Lenders”), establishing an $80 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Agreement replaced the Company’s credit agreement, dated March 31, 2011, as amended, among the Company, the lenders party thereto and Wells Fargo Capital Finance, LLC (“WFCF”), as the lender and agent and Fifth Third Bank as participant (the “2011 Credit Agreement”).   Initial borrowings under the 2012 Credit Facility were used in part to repay in full the borrowings outstanding under the 2011 Credit Facility (as defined herein).

•
Prepaid in full (i) the $5.0 million aggregate principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) that were issued to Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”), and Northcreek Mezzanine Fund I, L.P., a Delaware limited partnership (“Northcreek”), and the (ii) $2.7 million aggregate principal amount of Secured Senior Subordinated Notes (the “September 2011 Notes”) that were issued in conjunction with the acquisition of AIA, to Northcreek and an affiliate of Northcreek.  Both the March 2011 Notes and the September 2011 Notes were scheduled to mature on March 31, 2016.

•	Prepaid to the seller of AIA the remaining $1.8 million principal amount of the 10% Promissory Note that was scheduled to mature on September 16, 2013.
•
Invested over $29 million in four acquisitions - Décor in March 2012, Gustafson in July 2012, Creative Wood in September 2012, and Middlebury Hardwoods in October 2012 – which also included the purchase of two operating facilities.  These four acquisitions had annualized revenues of approximately $80 million, of which approximately $29 million was included in our full year 2012 operating results.

•
Reinvested approximately $7.9 million through capital expenditures, which included the initial stages of the project to replace our Enterprise Resource Planning (“ERP”) system, the acquisition of a building in proximity to our Indiana operations to increase capacity to support the growth in one of our manufacturing divisions, and the replacement and upgrade of existing production equipment at several of our manufacturing operations.

•	Introduced 55 new products to the market including line extensions.
•	Increased our market penetration in the industrial market by adjusting our focus to drive increased retail fixture content as evidenced by a 14% year-over-year sales increase.
•	Completed the first phase in the implementation of our new ERP system in the fourth quarter of 2012.
•	Maintained inventory and accounts receivable turns consistent with the targets in our organizational strategic agenda.

The above items and other execution drivers helped the Company achieve its highest net income in its history, exclusive of the income tax credit and assuming the Company had been taxed at full statutory tax rates.

Fiscal Year 2013 Outlook

While there remains general uncertainty related to the strength of the overall economy, job growth, the European debt crisis, and retail and commercial credit and lending conditions, the equity markets have rebounded and the three primary markets that we serve have experienced, and are expected to continue to experience, steady growth into the first half of 2013 with full year seasonal patterns tracking trends consistent with the prior year.   As a result of these factors and the improved economic environment, the RVIA forecasts an 8% increase in RV unit shipment levels in 2013.  In addition, although we anticipate an increase in production levels in the MH industry in 2013, wholesale unit shipments will continue to be well below 2004-2007 sales levels, which averaged approximately 122,600 units during that period.  Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for the full year 2013 to increase by approximately 12% compared to 2012.  New housing starts in 2013 are estimated to improve by approximately 24% year-over-year (as forecasted by the National Association of Home Builders as of March 1, 2013) consistent with slowly improving overall economic conditions.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  While our visibility related to sustained longer-term industry strength is limited, as we navigate through 2013 in anticipation of steady improvement in market conditions in all three of the markets we serve, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda.  We will continue to size our operating platform according to the revenue base.  Key focus areas for 2013 include strategic revenue growth, improved net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow.  Additional focus areas include:

•	sales into additional commercial/institutional markets to diversify revenue base;
•	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
•	acquisition of businesses/product lines that meet established criteria;
•	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers;
•	ongoing development of existing product lines and the addition of new product lines; and
•	the repurchase of shares of the Company’s common stock as appropriate.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations.  In 2012, capital expenditures were approximately $7.9 million versus $2.4 million in 2011.  In 2013, our capital plan includes the continued upgrade of our ERP system, equipment upgrades to ensure that our facilities have the technology and capacity to facilitate our growth plans, and other strategic capital and maintenance improvements.  The current 2013 capital plan includes expenditures approximating $7.0 million for fiscal year 2013.

KEY RECENT EVENT

Stock Buyback Plan

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  As of March 15, 2013, the Company had repurchased 193,847 shares at an average price of $13.63 for a total cost of approximately $2.6 million.

CONSOLIDATED OPERATING RESULTS

Year Ended December 31, 2012 Compared to 2011

The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	85.0	85.6	89.3
Gross profit	15.0	14.4	10.7
Warehouse and delivery expenses	3.6	4.4	4.2
Selling, general, and administrative expenses	4.9	5.4	5.0
Amortization of intangible assets	0.3	0.3	0.2
Gain on sale of fixed assets and acquisition of business	-	-	(1.0)
Operating income	6.2	4.3	2.3
Stock warrants revaluation	0.4	0.2	(0.1)
Interest expense, net	0.9	1.4	2.0
Income tax credit	(1.5)	(0.1)	-
Net income	6.4	2.8	0.4

Net Sales.  Net sales in 2012 increased $129.6 million or 42.1%, to $437.4 million from $307.8 million in 2011.  The sales increase reflected a 59% increase in the Company’s revenue from the RV industry and a 16% increase in revenue from the MH industry.  Approximately $37.2 million of the revenue improvement was attributable to the incremental impact of acquisitions completed in 2011 (including related market share growth): an increase of $6.4 million from Praxis, which was acquired in June 2011; an increase of $29.2 million from AIA, which was acquired in September 2011; and an increase of $1.6 million from Infinity Graphics, which was acquired in December 2011.  An additional $29.4 million of the revenue improvement was attributable to the contribution of acquisitions completed in 2012: $14.5 million from Décor, which was acquired in March 2012; $5.3 million from Gustafson, which was acquired in July 2012; $4.9 million from Creative Wood, which was acquired in September 2012; and $4.7 million from Middlebury Hardwoods, which was acquired in October 2012.

The RV industry, which represented approximately 69% of the Company’s sales in 2012, saw wholesale unit shipments increase by approximately 13% in 2012 compared to 2011.  In addition, the Company continues to gain product content per unit in the RV industry.  The remaining sales increase of $63.0 million in 2012 is primarily attributable to (i) increased RV market penetration, (ii) increased raw material commodity prices which were passed through to customers, (iii) improved retail fixture and residential furniture business in the industrial market, (iv) an increase in wholesale unit shipments in the RV industry, and (v) an increase in wholesale unit shipments in the MH industry of 6% in 2012.   Organic revenue growth on a consolidated basis in 2012, including the organic growth attributable to the businesses acquired in 2011, was approximately 26%.

The MH industry represented 19% of the Company’s 2012 sales.  The increase in 2012 revenues was partially offset by the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying.  In addition, that same customer has set up distribution centers that provide certain product lines to several of its own manufacturing facilities that we had previously been supplying.

The industrial market sector accounted for approximately 12% of the Company’s 2012 sales.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 28% in 2012, compared to the prior year (as reported by the U.S. Department of Commerce).  We have seen an increase in our revenue from the institutional fixture, furniture and countertop markets, among others.  Sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, increased 14% in 2012 from the prior year. Our sales to this market generally lag new residential housing starts by approximately six to nine months. As a result, we have seen a shift in our product mix, which has had a positive financial impact on revenues in the industrial markets.

Cost of Goods Sold.  Cost of goods sold increased $108.1 million or 41.0%, to $371.6 million in 2012 from $263.5 million in 2011. As a percentage of net sales, cost of goods sold decreased during the year to 85.0% from 85.6% in

2011.  Cost of goods sold as a percentage of net sales was positively impacted during 2012 by: (i) increased revenues relative to our overall fixed overhead cost, (ii) the impact of acquisitions completed during 2011 and 2012, (iii) increased distribution segment revenues and gross profit compared to the prior year, and (iv) actions to reduce or eliminate negative margins on certain products.

The Company’s cost of goods sold, which is generally lower in its Distribution segment than in the Manufacturing segment, will continue to benefit from increased Distribution sales resulting from the Blazon, Praxis and Gustafson acquisitions.  Cost of goods sold also benefited in 2012 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

In addition, higher energy costs and increased demand in certain market sectors have resulted in fluctuating costs of certain raw materials that we utilize and distribute.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit.  Gross profit increased $21.4 million or 48.4%, to $65.7 million in 2012 from $44.3 million in 2011.  As a percentage of net sales, gross profit increased to 15.0% in 2012 from 14.4% in the prior year.  The improvement in gross profit dollars and percentage of net sales in 2012 compared to 2011 reflected the positive impact of the factors discussed above under “Cost of Goods Sold” including the positive contribution to gross profit of the acquisitions noted above.  We believe these acquisitions will provide positive contribution to our operating profitability going forward.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.  We currently estimate gross profit margins in the range of 14% to 16% for the full year 2013 subject to the above and other factors.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $2.1 million or 15.7%, to $15.8 million in 2012 from $13.7 million in 2011.  As a percentage of net sales, warehouse and delivery expenses were 3.6% and 4.4% in 2012 and 2011, respectively.  The decrease as a percentage of net sales for 2012 reflected the better utilization of our truckload delivery capacities as a result of higher sales volumes and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $5.0 million or 30.3%, to $21.6 million in 2012 from $16.6 million in 2011.  As a percentage of net sales, SG&A expenses were 4.9% and 5.4% in 2012 and 2011, respectively.  Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of profitability contributed to a net increase in selling and administrative wages, incentives and payroll taxes in 2012 compared to 2011.

Amortization of Intangible Assets.   Amortization of intangible assets increased $0.7 million in 2012 compared to the prior year, primarily reflecting the impact of businesses acquired since June 2011.  In aggregate, in conjunction with the 2011 acquisitions (Praxis, AIA and Infinity Graphics) and the 2012 acquisitions (Décor, Gustafson, Creative Wood and Middlebury Hardwoods), the Company recognized $11.6 million in certain finite-lived intangible assets that are being amortized over periods ranging from one to 10 years.

The increase in the amortization of intangible assets in 2012 also includes $48,000 related to the write-off of the trademark associated with its Performance Graphics subsidiary that changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy.

Gain on Sale of Fixed Assets and Acquisition of Business.   In conjunction with the acquisition of Gustafson in July 2012, the fair value of the identifiable assets acquired and liabilities assumed of $3.0 million exceeded the fair value of the purchase price of the business of $2.8 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition.  The gain is included in this line item for the year ended December 31, 2012 in the consolidated statements of income, in addition to a gain on the sale of fixed assets for 2012 of $15,000.

In conjunction with the acquisition of Praxis in June 2011, the fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition.  The gain is included in this line item for the year ended December 31, 2011 in the consolidated statements of income, in addition to a gain on the sale of fixed assets for 2011 of $61,000.   See Note 5 to the Consolidated Financial Statements for further details.

Operating Income.    Operating income increased $13.6 million to $27.0 million in 2012 from $13.4 million in the prior year.  The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $1.7 million in 2012 and $0.7 million in 2011 represented non-cash charges related to mark-to-market accounting for accounting for common stock warrants (i) issued to certain of the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (as defined herein) (the “2008 Warrants”); (ii) issued to TCOMF2 and Northcreek in connection with the refinancing of the Company’s 2007 Credit Facility (as defined herein) in March 2011 (the “March 2011 Warrants”); and (iii) issued to Northcreek and an affiliate of Northcreek in connection with the financing of the AIA acquisition (the “September 2011 Warrants”).

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

In 2012, the remaining five holders exercised their 2008 Warrants to purchase 328,169 shares, in the aggregate, of the Company’s common stock.  In connection with the cashless exercises, 291,856 net shares of common stock were issued.  As of December 31, 2012, all of the 2008 Warrants had been exercised.  See Notes 10 and 15 to the Consolidated Financial Statements for further details.

Interest Expense, Net.   Interest expense decreased $0.5 million to $4.0 million in 2012 compared to $4.5 million in 2011.  Borrowing rates under both the 2012 Credit Facility (effective October 24, 2012) and the 2011 Credit Facility (through October 23, 2012) and average outstanding balances under the 2011 Credit Facility were lower than the interest rates and average outstanding balances under the 2007 Credit Facility in the first quarter of 2011 and under the 2011 Credit Facility during the period preceding the establishment of the 2012 Credit Facility.  Total debt outstanding during  the first ten months of 2012 included the March 2011 Notes, the September 2011 Notes, and the 10% Promissory Note issued in September 2011 to the seller of AIA.  In 2011, the March 2011 Notes were outstanding for nine months, and the September 2011 Notes and the 10% Promissory Note were each outstanding for three and one-half months.

During 2012, the Company (i) made optional prepayments on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes for a total prepayment in 2012 of $1.54 million in the aggregate, and (ii) repaid $0.75 million principal amount of the 10% Promissory Note.

In the fourth quarter of 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining principal outstanding under the March 2011 Notes, the September 2011 Notes and the Promissory Note.  Interest expense in 2012 included a non-cash charge of $0.7 million for the write-off of the remaining unamortized debt discount on the prepayment of the March 2011 Notes and the September 2011 Notes that were prepaid in full during the fourth quarter of 2012, and a charge of $0.3 million for premiums paid in conjunction with the prepayment of the March 2011 Notes and the September 2011 Notes.

Interest expense in 2011 included the write-off of $0.6 million of financing costs related to the 2007 Credit Facility and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.  Going forward, the Company anticipates that interest expense will decline (exclusive of any acquisitions) based on the improved borrowing rates mentioned above.

Income Tax Credit.  At December 31, 2011, the Company had a deferred tax valuation allowance (the “Valuation Allowance”) against its net deferred tax assets approximating $15.6 million.  In the second quarter of 2012, the Company determined that it was likely that its net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results, and as a result reversed approximately $6.6 million of the Valuation Allowance, exclusive of the reversal expected to result from the Company’s estimated full year tax provision (the “2012 Tax Provision”), with the reversal recorded as a non-cash income tax credit.  The Company then reversed an additional $0.2 million of the Valuation Allowance, exclusive of the reversal expected to result from the 2012 Tax Provision, in the fourth quarter of 2012.  Excluding the combined $6.8 million reversal of the Valuation Allowance discussed above, the Company’s 2012 Tax Provision based on its taxable income position approximated $8.8 million, which was fully offset by the reversal of the remaining Valuation Allowance resulting in an effective tax rate of 0% for the 2012 year.  For 2011, the valuation allowance was reversed to the extent of deferred tax assets that were realized, resulting in an effective tax rate of 0% for 2011, exclusive of the reversal of $0.2 million related to certain immaterial realized tax benefits.

At December 31, 2012, the Company had a gross federal net operating loss carryforward of approximately $9.8 million that it expects to utilize in the first half of 2013, and various state net operating loss carryforwards (“NOL” or collectively, the “NOLs”) of approximately $12.6 million that it expects to utilize within the next several years depending upon its apportionment schedules.  Both the federal and state NOLs include approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which have not been recorded as deferred tax assets, and for which a tax benefit will be recorded to shareholders’ equity when realized.  While the Company expects to record income taxes at its full estimated statutory combined federal and state tax rate of approximately 39% beginning in the first quarter of 2013, the federal and state NOLs discussed above will be used to partially offset the cash portion of the income tax liability for 2013.  The Company estimates that it will fully utilize the NOLs in the first half of 2013.

Net Income.  Net income was $28.1 million for 2012 or $2.64 per diluted share, compared to $8.5 million or $0.83 per diluted share for 2011.  The changes in net income reflect the impact of the items previously discussed, including the non-cash income tax credit of $6.8 million, which increased diluted earnings per share in 2012 by $0.64 per share.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 4.7% in 2012 compared to the prior year period principally reflecting the full-year impact of the issuance of the March 2011 Warrants and the September 2011 Warrants, as well as 100,000 shares of common stock issued in connection with the Décor acquisition.  See Note 10 to the Consolidated Financial Statements for additional details.

Year Ended December 31, 2011 Compared to 2010

Net Sales.  Net sales increased $29.6 million or 10.6%, to $307.8 million from $278.2 million in 2010.   The increase in net sales was primarily attributable to the contributions of four business acquisitions completed since August 2010:  Blazon in August 2010; Praxis in June 2011; AIA in September 2011; and Infinity Graphics in December 2011.  In addition, sales benefited from price increases on a number of commodity products throughout the year, improved retail fixture sales in the industrial market as a result of our diversification efforts, and improved market penetration in the RV market.

Blazon generated sales of $19.8 million in 2011, a $15.0 million increase compared to the prior year.  In addition, the Praxis and AIA acquisitions accounted for $7.7 million of sales in 2011 with no comparable amount in 2010.   Infinity Graphics did not contribute materially to Patrick’s 2011 operating results.  According to industry associations, wholesale unit shipments in the RV industry, which represented approximately 61% of the Company’s 2011 sales, increased approximately 4% compared to the prior year.

In addition, a 16% growth in sales to the industrial market in 2011 contributed to the year-over-year increase in the Company’s consolidated sales compared to the prior year.  The industrial market sector, which accounted for 15% of the Company’s 2012 sales, saw new housing starts increase by approximately 3% for 2011 when compared to the prior year (as reported by the U.S. Department of Commerce).  We estimated that approximately 57% of our industrial revenue base was directly linked to the residential housing market.  Our sales to this market generally lag new residential housing starts by six to nine months.   In order to offset some of the impacts of the residential housing market declines, we have focused on diversification and have targeted certain sales efforts towards market segments that are either indirectly or not tied to residential demand including the institutional fixture, furniture, and countertop markets.  As a result, we saw a shift in our product mix that has had a positive financial impact on revenues in the industrial markets.

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

The Company’s cost of goods sold, which is generally lower in its Distribution segment than in the Manufacturing segment, benefited from increased Distribution sales resulting from the Blazon and Praxis acquisitions.  Cost of goods sold also benefited in 2011 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Gross Profit.  Gross profit increased $14.7 million or 49.5%, to $44.3 million in 2011 from $29.6 million in 2010.  As a percentage of net sales, gross profit increased to 14.4% in 2011 from 10.7% in the same period in 2010.  The acquisitions noted above provided positive contribution to gross profit during 2011.  The change in gross profit from period to period was primarily attributable to the factors described above.

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $2.0 million or 16.6%, to $13.7 million in 2011 from $11.7 million in 2010.   As a percentage of net sales, warehouse and delivery expenses were 4.4% for 2011 and 4.2% for 2010.  The increase as a percentage of net sales for 2011 reflected incremental common carrier expenses, fuel costs and surcharges, and freight charges, partially offset by efficiency improvements.

SG&A Expenses.   SG&A expenses increased $2.8 million or 20.0%, to $16.6 million in 2011 from $13.8 million in 2010.  The increase in SG&A expenses in 2011 primarily reflected a net increase in selling and administrative wages and incentives and unemployment taxes from the recent acquisitions compared to the prior year.  As a percentage of net sales, SG&A expenses were 5.4% in 2011 compared to 5.0% in the prior year.

Amortization of Intangible Assets.  Amortization of intangible assets increased $0.3 million in 2011 compared to the prior year, primarily reflecting the acquisition of Blazon in 2010, and Praxis and AIA in 2011.  Approximately $0.1 million of the increase was related to the Blazon acquisition in August 2010 and the remaining $0.2 million of the increase reflected the impact of the Praxis and AIA businesses acquired during the year.  Intangible assets related to the Infinity Graphics acquisition were amortized beginning in the first quarter of 2012.  In aggregate, in conjunction with the 2010 acquisitions (Quality Hardwoods and Blazon) and the 2011 acquisitions (Praxis, AIA and Infinity Graphics), the Company recognized $5.2 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Gain on Sale of Fixed Assets and Acquisition of Business.   In conjunction with the acquisition of Praxis in June 2011, the fair value of the identifiable assets acquired and liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition in the second quarter of 2011.  The gain is included in this line item for the year ended December 31, 2011 in the consolidated statements of income, as well as a gain on the sale of fixed assets for 2011 of $61,000.  During the first quarter of 2010, the Company sold the facilities housing its manufacturing and distribution operations in Oregon and California and recorded pretax gains on sale of approximately $0.8 million and $2.0 million, respectively.  Because the Company is currently operating in the same facility in California under a lease agreement with the purchaser, an additional $0.7 million of a pretax gain on the sale was deferred during the first quarter of 2010 and was being offset against future lease payments that were included in cost of goods sold.  See Note 5 to the Consolidated Financial Statements for further details.

Operating Income.    Operating income increased $7.0 million to $13.4 million in 2011 from $6.4 million in 2010.  The change in operating income from period to period was primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $0.7 million in 2011 and the credit of $0.3 million in 2010 represented non-cash charges/credits related to mark-to-market accounting for (i) the 2008 Warrants issued to certain of the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement; (ii) the March 2011 Warrants issued to TCOMF2 and Northcreek in connection with the refinancing of the Company’s 2007 Credit Facility in March 2011; and (iii) the September 2011 Warrants issued to Northcreek and an affiliate of Northcreek in connection with the financing of the AIA acquisition in September 2011.

In 2011, three members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 173,878 shares of the Company’s common stock.  In connection with the cashless exercises, 91,056 net shares of common stock were issued.  Northcreek and TCOMF2 exercised their individual March 2011 Warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively.  Northcreek and the affiliate of Northcreek exercised their September 2011 Warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock in November 2011.   See Note 10 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $1.0 million from $5.5 million in 2010 to $4.5 million in 2011 primarily due to improved borrowing rates under the 2011 Credit Facility.  In addition, a net reduction in total debt outstanding due to scheduled principal payments on the Company’s term loan under the 2007 Credit Facility and industrial revenue bonds, and the application of the net proceeds from the sales of certain manufacturing and distribution facilities in the first quarter of 2010, contributed to the decline in interest expense in 2011 compared to the prior year.  Interest expense in 2011 included the write-off of $0.6 million of financing costs related to our 2007 Credit Facility and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Income Tax Credit.  The Company had a deferred tax valuation allowance against its deferred tax assets as of December 31, 2011 and December 31, 2010.  The deferred tax assets required a tax valuation allowance until the Company demonstrated their realizability through sustained profitability and/or from other factors including forecasted future operating results.   The tax valuation allowance did not impact the Company’s ability to utilize its NOLs to offset taxable earnings. The valuation allowance during these years was reversed to the extent of any deferred tax assets that were realized resulting in an effective rate of 0% for 2011 and 2010, exclusive of the reversal of $0.2 million in 2011 and $0.1 million in 2010 related to certain immaterial realized tax benefits.

Net Income.  Net income was $8.5 million or $0.83 per diluted share in 2011 compared to $1.2 million or $0.12 per diluted share for 2010.  The changes in net income reflect the impact of the items previously discussed.

Average Diluted Shares Outstanding.  Average diluted shares outstanding increased 3.0% in 2011 compared to 2010 principally reflecting the impact of the issuance of stock warrants during the year.  See Note 10 to the Consolidated Financial Statements for additional details.

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

The Company’s reportable business segments are as follows:

•
Manufacturing – Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

•
Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

Sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales.  Gross profit includes the impact of intersegment operating activity.  In addition, gross profit and operating income results for 2010 for both the Manufacturing and Distribution segments were reclassified to reflect the current year presentation.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments.  A reconciliation to consolidated totals is presented in Note 21 to the Consolidated Financial Statements.

	Years Ended December 31
(thousands)	2012	2011	2010
Sales
Manufacturing	$346,948	$244,260	$234,541
Distribution	108,256	75,722	55,557

Gross Profit
Manufacturing	50,307	33,463	21,587
Distribution	18,101	12,086	8,322

Operating Income
Manufacturing	30,798	18,805	7,873
Distribution	5,727	2,689	1,364

Year Ended December 31, 2012 Compared to 2011

Manufacturing

Sales.  Sales increased $102.6 million or 42.0%, to $346.9 million in 2012 from $244.3 million in 2011.  This segment accounted for approximately 76% of the Company’s consolidated net sales in 2012.  The sales increase reflected a 57% increase in the Company’s revenue from the RV industry and an 18% increase in revenue from the MH industry on a year-over-year basis.  The revenue increase from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.  In addition, the Company continues to gain product content per unit in the RV industry.

Approximately $31.0 million of the revenue improvement was attributable to the incremental impact of acquisitions completed in 2011 (including related market share growth): an increase of $0.2 million from Praxis; an increase of $29.2 million from AIA; and an increase of $1.6 million from Infinity Graphics.  An additional $24.1 million of the revenue improvement was attributable to the contribution of acquisitions completed in 2012: $14.5 million from Décor; $4.9 million from Creative Wood; and $4.7 million from Middlebury Hardwoods.  The remaining sales increase of $47.5 million in 2012 is primarily attributable to (i) increased RV market penetration, (ii) increased raw material commodity prices which were passed through to customers, (iii) improved retail fixture and residential furniture business in the industrial market, (iv) an increase in wholesale unit shipments in the RV and MH industries of 13% and 6% in 2012, respectively, and (v) improved residential housing starts.  Organic revenue growth in the manufacturing segment in 2012, including the organic growth attributable to businesses acquired in 2011, was approximately 24%.

Gross Profit.  Gross profit increased $16.8 million to $50.3 million in 2012 from $33.5 million in 2011.  As a percentage of sales, gross profit increased to 14.5% in 2012 from 13.7% in the prior year period.  Gross profit improved primarily as a result of (i) higher revenues, (ii) the impact of acquisitions completed during 2011 and 2012, (iii) increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and (iv) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.  Cost of goods sold also benefited in 2012 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs.

Operating Income.  Operating income increased $12.0 million to $30.8 million in 2012 compared to $18.8 million in the prior year.  The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses.

Distribution

Sales.  Sales increased $32.6 million or 43.0%, to $108.3 million in 2012 from $75.7 million in the prior year period.  This segment accounted for approximately 24% of the Company’s consolidated net sales for 2012.  The sales increase in 2012 reflected a 72% increase in the Company’s revenue from the RV industry and a 14% increase in revenue from the MH industry compared to the prior year.  Approximately $6.2 million of the revenue improvement in 2011 was attributable to the acquisition of the distribution component of Praxis and approximately $5.3 million of the revenue improvement in 2012 was attributable to the acquisition of Gustafson.  Organic revenue growth in the distribution segment in 2012, including organic growth attributable to the businesses acquired in 2011, was approximately 32%.  Sales were also impacted during the year by a 6% increase in unit shipments to the MH industry, which is the primary market this segment serves.

Gross Profit.   Gross profit increased $6.0 million to $18.1 million in 2012 from $12.1 million in 2011.  As a percentage of sales, gross profit was 16.7% in 2012 compared to 16.0% in 2011.  The increase in gross profit as a percentage of sales is primarily attributable to the impact of increased distribution segment revenues relative to fixed costs, which was partially offset in 2012 by a mix shift to a higher percentage of direct shipment sales from the Company’s vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

Operating Income.  Operating income in 2012 increased $3.0 million to $5.7 million from $2.7 million in the prior year period.  The overall increase in revenues, as well as the acquisition of several new product lines during 2012 and 2011, in particular the Gustafson business acquired in the third quarter of 2012 and the Praxis distribution business acquired late in the second quarter of 2011, made a positive contribution to operating income during 2012.

Unallocated Corporate Expenses

Unallocated corporate expenses in 2012 increased $1.2 million to $8.7 million from $7.5 million in the comparable prior year period primarily reflecting an increase in administrative wages, incentives and payroll taxes and additional headcount associated with recent acquisitions.

Year Ended December 31, 2011 Compared to 2010

Manufacturing

Sales.  Sales increased $9.8 million or 4.1%, to $244.3 million in 2011 from $234.5 million in 2010.   This segment accounted for approximately 76% of the Company’s consolidated net sales in 2011.  The acquisitions of AIA and the manufacturing component of Praxis, in the third and second quarters of 2011, respectively, accounted for approximately $5.7 million and $0.8 million, respectively, of the sales increase in 2011.  In addition, the Company continued to gain product content per unit in the RV industry.  Revenue from the MH market declined 6% for the full year due in part to the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.

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

Operating Income.  Operating income increased $10.9 million to $18.8 million in 2011 compared to $7.9 million in the prior year.  The improvement in operating income primarily reflected the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our 2011 Credit Facility (through October 23, 2012) and under our 2012 Credit Facility (effective October 24, 2012).  Our principal uses of cash are to support working capital demands, support our acquisition and capital expenditure plans, and meet debt service requirements.

Net cash provided by operating activities was $21.0 million in 2012 compared to $11.8 million in 2011, primarily reflecting an increase in net income to $28.1 million from $8.5 million in the prior year.  Net income in 2012 includes a non-cash income tax credit of $6.8 million related to the reversal of the deferred tax valuation allowance in 2012 with no comparable amount in 2011.  Trade receivables decreased $1.0 million in 2012 compared to a $3.3 million increase during 2011, reflecting plant shutdowns by many of our larger customers in mid-to-late December 2012 for the holiday season.  Inventories increased $14.2 million in 2012 compared to a $3.9 million increase in 2011, primarily reflecting an increase in sales volumes and the impact of acquisitions.  In addition, the Company continues to aggressively manage inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, while working together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities.  The $5.2 million net increase in accounts payable and accrued liabilities in 2012 compared to the $2.5 million net increase in 2011 reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

From a tax perspective, the Company has had federal and state NOLs for the past several years resulting in virtually no cash income taxes being paid other than franchise taxes and various state filing taxes.  At December 31, 2012, the Company had a gross federal NOL of approximately $9.8 million that it expects to utilize in the first half of 2013, and various state NOLs of approximately $12.6 million that it expects to utilize within the next several years depending upon its apportionment schedules.  Both the federal and state NOLs include approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which have not been recorded as deferred tax assets, and for which a tax benefit will be recorded to shareholders’ equity when realized.   While the Company expects to record income taxes at its full estimated statutory combined federal and state tax rate of approximately 39% beginning in the first quarter of 2013, the federal and state NOLs discussed above will be used to partially offset the cash portion of the income tax liability for 2013.   As the Company estimates that it will fully utilize the NOLs in the first half of fiscal 2013, the Company expects to begin paying cash taxes at the full statutory federal and state tax rates after that time and will be making quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability.

Net cash provided by operating activities was $11.8 million in 2011 compared to $7.9 million in 2010, primarily reflecting an increase in net income.  Trade receivables increased $3.3 million in 2011 from year-end 2010 primarily reflecting the increased sales levels in 2011, including the impact of acquisitions, as well as shorter plant holiday shutdowns by certain of our customers in mid-to-late December 2011 when compared to the same period in the prior year.  Inventories increased $3.9 million in 2011 compared to $2.0 million in 2010 as the Company continues to focus on aggressively managing inventory.  The $2.5 million net increase in accounts payable and accrued liabilities in 2011 compared to the $1.3 million net increase in the prior year period reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

Investing Activities

Investing activities used cash of $37.2 million in 2012 primarily to fund the acquisitions of Décor, Gustafson, Creative Wood, and Middlebury Hardwoods, which included the purchase of two operating facilities, for $29.3 million in the aggregate, and to fund capital expenditures of $7.9 million.  Cash used in investing activities of $9.7 million in 2011 was primarily to fund capital expenditures of $2.4 million and for the acquisitions of AIA, Praxis, and Infinity Graphics for $7.3 million in the aggregate.

The capital plan for full year 2012 included spending related to the replacement of our current management information systems, new manufacturing equipment to support our 2012 strategic and acquisition initiatives, the acquisition of a building in proximity to our Indiana operations to increase capacity to support the growth in one of our manufacturing divisions, and the replacement and upgrade of existing production line equipment at several of our manufacturing operations.  Our current operating model forecasts capital expenditures for 2013 to be approximately $7.0 million.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing ERP software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the fourth quarter of 2012.  Total capital expenditures on the ERP project are projected to be approximately $1.0 million in 2013.

Investing activities provided cash of $1.2 million in 2010 as a result of net proceeds from the sale of the Oregon and California facilities of $4.0 million and $4.3 million in February 2010 and March 2010, respectively.  Cash outflows in 2010 included the acquisition of the cabinet door business of Quality Hardwoods and the acquisition of the wiring, electrical and plumbing products distribution business of Blazon for $5.8 million in the aggregate, and capital expenditures of $1.4 million.

Financing Activities

Net cash flows provided by financing activities were $16.1 million in 2012 compared to cash outflows of $3.5 million in the comparable 2011 period.  For 2012, net borrowings on the Company’s revolving line of credit of $16.9 million were offset in part by (i) $0.8 million in scheduled principal payments on the 10% Promissory Note issued in September 2011 to the seller of AIA, and (ii) the optional prepayment on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes, that were issued in connection with the March 2011 refinancing of the Company’s 2007 Credit Facility and the financing of the AIA acquisition in September 2011, respectively.  In addition, the Company used initial borrowings under the 2012 Credit Facility in part to prepay in full the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes at a price of 104% of the principal amount prepaid plus accrued interest and to prepay the remaining $1.0 million of principal outstanding of the Promissory Note (reflected as net short-term debt payments).  In addition, the Company used additional borrowings of approximately $19.8 million under the 2012 Credit Facility to fund the acquisition of Middlebury Hardwoods.

Net cash used in financing activities was $3.5 million in 2011 compared to $7.2 million in 2010.  Net long-term debt payments of $3.6 million consisted of net payments on the Company’s revolving line of credit of $12.0 million which were partially offset by the issuance of (i) secured senior subordinated notes issued in connection with the March 2011 refinancing of the Company’s 2007 Credit Facility and the financing of the AIA acquisition of $5.0 million and $2.7 million, respectively, and (ii) the long-term portion of the Promissory Note issued in September 2011 to the seller of AIA.   For 2011, short-term borrowings of $1.0 million reflected the current portion of the required principal payments on the Promissory Note.  In addition, the Company borrowed $2.8 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s 2007 Credit Facility.  Cash flows from financing activities also included a cash payment of $1.1 million that represented the fair value of the interest rate swaps entered into in connection with the 2007 Credit Facility that were terminated on March 25, 2011, and $2.6 million for cash payments related to financing costs for both the 2007 Credit Facility and the establishment of the 2011 Credit Facility.

In 2010, net long-term debt payments of approximately $12.5 million reflected (i) $3.5 million in principal paid on the Company’s term loan in accordance with scheduled debt service requirements, (ii) the utilization of $8.5 million of proceeds received from the sale of the Oregon and California facilities and from other asset sales; and (iii) the planned payment of the $0.5 million principal remaining on the State of North Carolina Economic Development Revenue Bonds.  In 2010, the Company increased borrowings on its revolving line of credit by $5.8 million to finance its operations and meet working capital needs.

Capital Resources

2007 Credit Facility, Interest Rate Swaps, and Term Loan

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement that consisted of a senior secured credit facility comprised of revolving credit availability and a term loan (the “2007 Credit Facility”).

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the 2007 Credit Facility.  Approximately $0.1 million and $0.6 million of the term loan increase related to PIK interest was reflected in interest expense on the consolidated statements of income for the years ended December 31, 2011 and 2010, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements entered into in connection with the 2007 Credit Facility were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For the year ended December 31, 2010, an amortized loss of $0.3 million was recognized in interest expense on the consolidated statements of income.  The amortized loss on the swaps of $0.7 million for the year ended December 31, 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2011 and 2010 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million and $0.3 million, respectively.  Interest expense resulting from net payments under the swap agreements was $0.1 million and $0.9 million for 2011 and 2010, respectively.  See Note 10 to the Consolidated Financial Statements for further details.

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

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was further increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance of the March 2011 Warrants discussed below.

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase an aggregate of 82,401 shares of the Company’s common stock.  In connection with the cashless exercises, an aggregate of 45,175 net shares of common stock were issued.  The fair value of the shares in the aggregate of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the then remaining 2008 Warrants was increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance of the September 2011 Warrants discussed below.

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

In 2012, the remaining five holders exercised their 2008 Warrants to purchase an aggregate of 328,169 shares of the Company’s common stock.  In connection with the cashless exercises, an aggregate of 291,856 net shares of common stock were issued.  The fair value of these shares in the aggregate of $2.9 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  As of December 31, 2012, all of the 2008 Warrants had been exercised.  See Notes 10 and 15 to the Consolidated Financial Statements for further details.

2011 Credit Facility

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

The 2011 Credit Agreement was secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated March 31, 2011, between the Company and WFCF, as agent.  The 2011 Credit Agreement included certain definitions, terms and reporting requirements and included the following provisions:

•	The maturity date for the 2011 Credit Facility was March 31, 2015;

•	Borrowings under the revolving line of credit (the “2011 Revolver”) were subject to a borrowing base, up to a maximum borrowing limit of $50.0 million;

•
The interest rates for borrowings under the 2011 Revolver were the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2011 Revolver;

•	The financial covenants included a minimum fixed charge coverage ratio, minimum excess availability under the 2011 Revolver, and annual capital expenditure limitations (see further details below);

•	The Company’s existing standby letters of credit as of March 31, 2011 were to remain outstanding; and

•	Customary prepayment provisions which require the prepayment of outstanding amounts under the 2011 Revolver based on predefined conditions.

As of December 31, 2011, the Company had $24.3 million outstanding under its revolving line of credit.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, was the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of December 31, 2011 was $35.8 million.

At December 31, 2011, the interest rate for borrowings under the 2011 Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the 2011 Revolver was 0.375%.

Pursuant to the 2011 Credit Agreement, the financial covenants included (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the 2011 Revolver of at least $2.0 million; and (c) for fiscal year 2011, a limitation on annual capital expenditures of $4.0 million.

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

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued the March 2011 Notes to TCOMF2 and Northcreek.  The March 2011 Notes bore interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and were scheduled to mature on March 31, 2016.  The Company was permitted to prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.  As of December 31, 2011, the unamortized portion of the debt discount was $0.6 million.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance of the September 2011 Notes to Northcreek and an affiliate of Northcreek.  The September 2011 Notes bore interest at 13% per annum and were scheduled to mature on March 31, 2016.

The Company was permitted to prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.   As of December 31, 2011, the unamortized portion of the debt discount was $0.2 million.

Optional Prepayments

On March 30, 2012, the Company (i) exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest, and (ii) exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

On June 29, 2012, the Company (i) exercised its option to prepay 10%, or $770,000 in the aggregate, of the original principal amount of both its March 2011 Notes and September 2011 Notes , at a price of 101% of the principal amount being prepaid plus accrued interest.

On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes at a price of 104% of the principal amount prepaid plus accrued interest.   See Note 11 to the Consolidated Financial Statements for further details.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note was scheduled to mature on September 16, 2013 and was payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.  On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay at par the $1.0 million remaining principal outstanding under the Promissory Note plus accrued interest.

2011 Warrants

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes, the Company issued the March 2011 Warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share.  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.  The debt discount of $0.7 million, which is equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.

The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in fair value recognized in the stock warrants revaluation line on the consolidated statements of income.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share in April 2011 and June 2011, respectively.  The $0.6 million fair value of the 250,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

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

The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in fair value recognized in the stock warrants revaluation line on the consolidated statements of income.   Northcreek and the affiliate of Northcreek exercised their warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

2012 Credit Facility

On October 24, 2012, the Company entered into the 2012 Credit Agreement with Wells Fargo and Fifth-Third to establish the 2012 Credit Facility.  The 2012 Credit Facility replaced the 2011 Credit Facility.  Initial borrowings under the 2012 Credit Facility were used in part to repay in full the borrowings outstanding under the 2011 Credit Facility.

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

•
Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit that are subject to certain expiration dates.  The Company’s existing standby letters of credit as of October 24, 2012 will remain outstanding under the terms of the 2012 Credit Agreement;

•
The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated interest coverage ratio, and other covenants include limitations on permitted acquisitions, capital expenditures, indebtedness, restricted payments and fundamental changes (see further details below); and

•	Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

At December 31, 2012, the Company had $49.7 million outstanding under its Revolver.  The interest rate for borrowings under the Revolver was the Prime Rate plus 1.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20% at December 31, 2012.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $8.0 million for fiscal year 2012 and $7.0 million for subsequent fiscal years.  If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.5:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) EBITDA.  Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver less available cash on hand, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations.  The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the 2012 Credit Agreement to (ii) the sum of outstanding obligations under the 2012 Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal period ended December 31, 2012, the Company was in compliance with all of these financial covenants.  The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2012 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.3
Consolidated interest coverage ratio (12-month period)	2.25	18.4
Annual capital expenditures limitation	$8,000	$7,895

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2012 Credit Facility.  Our primary uses of cash are to meet working capital demands, which include paying our creditors and employees, funding acquisitions, supporting our capital expenditure plans, and meeting debt service requirements.  We also have a substantial asset collateral base, which we believe, if sold in the normal course, is sufficient to cover our outstanding debt.

We are subject to market risk primarily in relation to our cash and short-term investments.  The interest rate we may earn on the cash we invest in short-term investments is subject to market fluctuations.  While we attempt to minimize market risk and maximize return, changes in market conditions may significantly affect the income we earn on our cash and cash equivalents and short-term investments.  In addition, all of our debt obligations under our 2012 Credit Facility are subject to variable rates of interest.

Cash, cash equivalents, cash generated from operations and borrowings available under the 2012 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million.  Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders.  The Company had approximately $49.7 million outstanding under its revolver as of December 31, 2012.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement.  In 2011 and 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2011 Credit Agreement and the 2012 Credit Agreement.  Based on our 2013

operating plan, we expect to continue to maintain compliance with the financial covenants under our 2012 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

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

In 2013, our management team is focused on increasing market share, maintaining margins, the implementation of the ERP system, keeping costs aligned with revenue, further improving operating efficiencies, aggressively managing inventory levels and pricing, and acquiring businesses/product lines that meet established criteria, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels.  In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform.  In the fourth quarter of 2011, we commenced a project to replace and upgrade our ERP system that will require upgrades to and/or the replacement of existing hardware and software in addition to costs incurred from the services provided by third party consultants.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months beginning in the fourth quarter of 2012.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2012, and the future periods during which we expect to settle these obligations.  We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

(thousands)	Payments due by period
	2013	2014-2015	2016-2017	Thereafter	Total
Revolving line of credit (1)	$-	$-	$49,716	$-	$49,716
Interest payments on long-term debt (2)	998	1,996	1,830	-	4,824
Deferred compensation payments	385	685	728	2,453	4,251
Purchase obligations (3)	292	-	-	-	292
Facility leases	3,087	5,031	2,347	412	10,877
Equipment leases	919	1,551	1,016	264	3,750
Capital leases (4)	163	280	54	-	497
Total contractual cash obligations	$5,844	$9,543	$55,691	$3,129	$74,207

(1)	The estimated long-term debt payment of $49.7 million in 2017 is based on the terms of the 2012 Credit Facility that is scheduled to expire on October 24, 2017.

(2)
Scheduled interest payments reflect expense related to long-term debt obligations and are calculated based on interest rates in effect at December 31, 2012 for the (a) revolving line of credit: Base Rate-based portion – 3.75%; and (b) LIBOR-based portion –1.6875%.  The projected interest payments exclude non-cash interest that would normally be included in interest expense on the Company’s consolidated statements of income.

(3)	The purchase obligations are primarily comprised of purchase orders issued in the normal course of business.

(4)	Capital lease obligations include both principal and interest payments.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed		Outstanding at 12/31/12		Date of Expiration
Letters of Credit	$20,000	(1)	$995	(2)	December 31, 2013
			$625		May 1, 2013
			$33		April 1, 2013

(1)	The $20.0 million commitment for the Letters of Credit is a sub-limit contained within the $80.0 million credit line.

(2)	The outstanding principal on the standby letters of credit was reduced by the Company’s insurance providers in January 2013 by $450,000 in the aggregate.

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

Trade Receivables.  We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets.  Trade receivables consist primarily of amounts due to us from our normal business activities.  We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers.  In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio.  Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.  Any difference could result in an increase or decrease in the allowance for doubtful accounts.  The Company does not accrue interest on any of its trade receivables.  Based on the Company’s estimates and assumptions, the allowance for doubtful accounts decreased by $0.5 million to $0.3 million at December 31, 2012 compared to $0.8 million at December 31, 2011.  In 2011, the allowance for doubtful accounts was increased by $0.4 million to $0.8 million compared to $0.4 million for 2010.

Inventories.  Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market.  Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to market value where appropriate.  The Company reviews inventory on-hand and records provisions for obsolete inventory.  Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results.  Estimated inventory allowances for slow-moving and obsolete inventories are based on current assessments of future demands, market conditions and related management initiatives.  Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $1.1 million and $0.7 million was established at December 31, 2012 and 2011, respectively.  If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.  The Company increased its reserve for obsolescence by $0.4 million at December 31, 2012 to $1.1 million from $0.7 million at December 31, 2011 and decreased the reserve by $0.2 million at December 31, 2011 from $0.9 million at December 31, 2010 reflecting a continued focus on managing inventory to levels more consistent with demand in order to maximize liquidity.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items.  Events that may indicate that certain long-lived assets might be impaired might include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers.  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts.  The net carrying value of assets not recoverable is reduced to fair value.  Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.  No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2012, 2011 and 2010, and therefore the Company has not recognized any impairment charges for those years.

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

Impairment of Goodwill and Other Acquired Intangible Assets.  The Company has made acquisitions in the past that included goodwill and other intangible assets.  Goodwill represents the excess of cost over the fair value of the net assets acquired.  Other intangible assets acquired either are classified as trademarks, customer relationships or non-compete agreements.  The Company’s goodwill and its other intangible assets balances at December 31, 2012 were $10.4 million and $19.2 million, respectively.

Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value.  We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable.  These indicators include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in the business climate.  A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth. In the fourth quarter of 2012 upon the completion of its impairment test of goodwill and indefinite-lived intangible assets, the Company wrote off $48,000 related to the trademark associated with its Performance Graphics subsidiary that changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy.  No such other events occurred during 2012, 2011 or 2010 that indicate the existence of impairment with respect to our reported goodwill, trademarks or other intangible assets.

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  We perform impairment reviews of goodwill at the reporting unit level, one level below the business segment.  A reporting unit constitutes a business for which discrete profit and loss financial information is available.  The Company’s reportable segments, Manufacturing and Distribution, are those based on the Company’s method of internal reporting, which segregates its businesses, by product category and production/distribution process.

Once goodwill has been allocated to a reporting unit, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole.  The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods, AIA, Infinity Graphics, Décor, Creative Wood, and Middlebury Hardwoods.  While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood and Middlebury Hardwoods remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon, which remains a reporting unit for which impairment is assessed.

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

In 2011, we based our determination of the fair value of each of our reporting units using the income approach or a discounted cash flow (“DCF”) model.  Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments and assumptions, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge.  We start with a forecast of expected net cash flows associated with the reporting unit, and discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation.  Other estimates and assumptions include, but are not limited to, terminal growth rate, the weighted average cost of capital, five-year compound average growth rate, and forecasts of revenue, operating income, EBITDA, and capital expenditures.  Analyses for 2011 indicated our assumptions and estimates were reasonable.  However, a future decline in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.  We also consider the relationship of debt to equity of other similar companies, as well as the risks and uncertainty inherent in the markets in which we generally operate and in the Company’s internally developed forecasts.  While we did consider our market capitalization in assessing goodwill impairment, it was not weighted heavily, as the Company’s market value of its common stock was materially impacted by the significant ownership (53%) of a single majority shareholder, Tontine Capital Partners, L.P. and affiliates in 2011.  However, as part of our annual assessment for goodwill impairment, we compare the Company’s stock price on the NASDAQ global market stock exchange to the Company’s book value per share as a sustained significant decline in our share price and market capitalization could indicate a potential impairment of goodwill in one or more of our reporting units.

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

In 2012, we changed our methodology of evaluating goodwill for impairment.  Based on revised guidance issued by the Financial Accounting Standards Board (“FASB”), we chose the option of performing a qualitative assessment of the composition of the Company’s goodwill for impairment.  Based on the results of our qualitative assessment analysis, we determined that the estimated fair value substantially exceeded the carrying value for each of our reporting units within the Manufacturing segment and for the reporting unit within the Distribution segment.  The goodwill allocated to the Manufacturing and Distribution segment reporting units as of December 31, 2012 was $10.3 million and $0.1 million, respectively.

Our qualitative assessment included an evaluation of macroeconomic conditions, RV and MH industry and market considerations including wholesale unit shipment levels, cost factors including price fluctuations on major commodities both purchased for use in various manufactured products and for distribution to customers, overall financial performance of the Company including the ability to re-finance our credit facility under more favorable terms, completion of four acquisitions, an increase in our product line offerings and an expansion of our customer base, changes in our stock price valuation, and other relevant specific events.

In addition, there are no long-lived assets or asset groups, including tangible assets, for which we have determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact our operating results or total shareholders’ equity.

We have not made any other material changes to our methods of evaluating goodwill and intangible asset impairments during the last three years other that the performance of a qualitative assessment to test goodwill for impairment in 2012.  We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Deferred Income Taxes.  The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of income.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  At December 31, 2011, the Company had a tax valuation allowance of $15.6 million.  The valuation allowance was subsequently reduced by $15.6 million to $0 in 2012.   See Note 14 to the Consolidated Financial Statements for further details.

OTHER

Sale of Property

Not Applicable.

Purchase of Property

In July 2012, the Company acquired (i) the owned facility that housed the distribution operation pertaining to the acquisition of Gustafson and (ii) a building in proximity to its Indiana operations to increase capacity to support the growth in one of its manufacturing divisions. In October 2012, the Company acquired the owned facility that housed the manufacturing operation pertaining to the acquisition of Middlebury Hardwoods.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, and particleboard, and components used by the Company that are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures.  Prices of certain commodities have historically been volatile and have continued to fluctuate since late 2012.  During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) of Part IV on page 56 of this Annual Report.

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

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth quarter ended December 31, 2012 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal controls over financial reporting were effective as of December 31, 2012.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013 and is incorporated herein by reference.

The Company has determined that Terrence D. Brennan, John A. Forbes, Paul E. Hassler, Keith V. Kankel,  Larry D. Renbarger and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

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

Corporate Governance

Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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
2.1
Asset Purchase Agreement, dated October 26, 2012, between Patrick Industries, Inc., Middlebury Hardwood Products, Inc. and its Shareholders (filed as Exhibit 2.1 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

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

10.2*	Form of Employment Agreements with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3*	Form of Officers Retirement Agreement (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.4*	Form of Non-Qualified Stock Option(filed as Exhibit 10.4 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.5*	Form of Officer and Employee Restricted Stock Award (filed as Exhibit 10.5 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.6*
Form of Officer and Employee Time Based Restricted Share Award, Performance Contingent Restricted Share Award, and Performance Contingent Cash Award (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.7*
Form of Officer and Employee Time Based Restricted Share Award and Performance Contingent Restricted Share Award (filed as Exhibit 10.7 to the Company's Form 10-K filed on March 29, 2012 and incorporated herein by reference).

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

Exhibit Number	Exhibits
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

10.16
Security Agreement, dated as of March 31, 2011, between Patrick Industries, Inc. and Northcreek Mezzanine Fund I, L.P., as Collateral Agent (filed as Exhibit 10.4 to the Company’s Form 8-K filed on April5, 2011and incorporated herein by reference).

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

10.20
Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

10.21**
First Amendment, dated November 16, 2012, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent.

Exhibit Number	Exhibits
10.22
Security Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the other Grantors party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

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

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.

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

PATRICK INDUSTRIES, INC.

Date: March 29, 2013	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	March 29, 2013
Paul E. Hassler

/s/ Todd M. Cleveland	President and Chief Executive Officer and Director	March 29, 2013
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	Executive Vice President-Finance, Secretary-	March 29, 2013
Andy L. Nemeth	Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Terrence D. Brennan	Director	March 29, 2013
Terrence D. Brennan

/s/ Joseph M. Cerulli	Director	March 29, 2013
Joseph M. Cerulli

/s/ John A. Forbes	Director	March 29, 2013
John A. Forbes

/s/ Keith V. Kankel	Director	March 29, 2013
Keith V. Kankel

/s/ Larry D. Renbarger	Director	March 29, 2013
Larry D. Renbarger

/s/ Walter E. Wells	Director	March 29, 2013
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiary companies as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Elkhart, Indiana
March 29, 2013

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands except share data)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$434	$550
Trade receivables, net of allowance for doubtful accounts (2012: $275; 2011: $815)	17,858	14,171
Inventories	46,992	27,503
Deferred tax assets, net of valuation allowance	5,149	-
Prepaid expenses and other	3,237	2,161
Total current assets	73,670	44,385

Property, plant and equipment, net	37,069	22,978
Goodwill	10,362	4,319
Intangible assets, net	19,219	11,515
Deferred tax assets, net of valuation allowance	676	-
Deferred financing costs, net of accumulated amortization (2012: $975; 2011: $432)	1,612	1,898
Other non-current assets	861	675
TOTAL ASSETS	$143,469	$85,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$-	$1,000
Accounts payable	17,336	10,618
Accrued liabilities	11,816	8,232
Total current liabilities	29,152	19,850
Long-term debt, less current maturities and discount	49,716	31,954
Deferred compensation and other	3,193	3,780
Deferred tax liabilities	-	1,344
TOTAL LIABILITIES	82,061	56,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2012–10,854,037 shares; issued 2011 - 9,976,495 shares	55,501	54,242
Additional paid-in-capital	4,305	1,293
Accumulated other comprehensive income (loss)	17	(183)
Retained earnings (accumulated deficit)	1,585	(26,510)
TOTAL SHAREHOLDERS’ EQUITY	61,408	28,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,469	$85,770

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	For the years ended December 31,
	2012	2011	2010
NET SALES	$437,367	$307,822	$278,232
Cost of goods sold	371,623	263,514	248,594
GROSS PROFIT	65,744	44,308	29,638
Operating expenses:
Warehouse and delivery	15,782	13,645	11,699
Selling, general and administrative	21,637	16,603	13,835
Amortization of intangible assets	1,523	829	564
Gain on sale of fixed assets and acquisition of business	(238)	(244)	(2,866)
Total operating expenses	38,704	30,833	23,232
OPERATING INCOME	27,040	13,475	6,406
Stock warrants revaluation	1,731	699	(261)
Interest expense, net	4,037	4,469	5,522
Income before income tax credit	21,272	8,307	1,145
Income tax credit	(6,823)	(163)	(81)

NET INCOME	$28,095	$8,470	$1,226

Basic net income per common share	$2.66	$0.87	$0.13
Diluted net income per common share	$2.64	$0.83	$0.12

Weighted average shares outstanding – basic	10,558	9,757	9,351
Weighted average shares outstanding – diluted	10,637	10,156	9,863

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	For the years ended December 31,
	2012	2011	2010
NET INCOME	$28,095	$8,470	$1,226
Amortization of loss on interest rate swap agreements, net of tax (2012: $0; 2011: $451; 2010: $212)	-	677	318
Change in accumulated pension obligation, net of tax (Note 15)	200	(30)	33
COMPREHENSIVE INCOME	$28,295	$9,117	$1,577

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010 (thousands except share data)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance December 31, 2009	$-	$53,588	$148	$(1,181)	$(36,206)	$16,349
Net income	-	-	-	-	1,226	1,226
Change in accumulated pension obligation, net of tax	-	-	-	33	-	33
Amortization of loss on interest rate swap agreements, net of tax	-	-	-	318	-	318
Stock option and compensation expense	-	210	-	-	-	210
Balance December 31, 2010	$-	$53,798	$148	$(830)	$(34,980)	$18,136
Net income	-	-	-	-	8,470	8,470
Change in accumulated pension obligation, net of tax	-	-	-	(30)	-	(30)
Amortization of loss on interest rate swap agreements, net of tax	-	-	-	677	-	677
Issuance of 476,056 shares upon exercise of common stock warrants	-	90	1,145	-	-	1,235
Issuance of 22,750 shares upon exercise of common stock options	-	21	-	-	-	21
Stock option and compensation expense	-	333	-	-	-	333
Balance December 31, 2011	$-	$54,242	$1,293	$(183)	$(26,510)	$28,842
Net income	-	-	-	-	28,095	28,095
Change in accumulated pension obligation, net of tax	-	-	-	200	-	200
Issuance of 100,000 shares for an acquisition	-	600	42	-	-	642
Issuance of 291,856 shares upon exercise of common stock warrants	-	275	2,647	-	-	2,922
Issuance of 362,250 shares upon exercise of common stock options	-	113	323	-	-	436
Shares used to pay taxes on stock grants	-	(531)	-	-	-	(531)
Stock option and compensation expense	-	802	-	-	-	802
Balance December 31, 2012	$-	$55,501	$4,305	$17	$1,585	$61,408

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,095	$8,470	$1,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,063	4,087	4,406
Amortization of intangible assets	1,523	829	564
Stock-based compensation expense	802	333	210
Deferred compensation expense	194	222	226
Provision for bad debts	340	738	108
Deferred income taxes	7,169	3,066	328
Reduction of tax valuation allowance	(15,570)	(3,048)	(311)
Gain on sale of fixed assets and acquisition of business	(238)	(244)	(2,866)
Stock warrants revaluation	1,731	699	(261)
Increase in cash surrender value of life insurance	(88)	(21)	(139)
Deferred financing amortization	543	995	1,535
Amortization of debt discount and bond costs	832	122	128
Interest paid-in-kind	-	116	625
Amortization of loss on interest rate swap agreements	-	677	318
Change in fair value of derivative financial instruments	-	(106)	(295)
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	1,034	(3,334)	3,456
Inventories	(14,182)	(3,874)	(1,956)
Prepaid expenses and other	(47)	87	(307)
Accounts payable and accrued liabilities	5,188	2,467	1,313
Payments on deferred compensation obligations	(392)	(466)	(421)
Net cash provided by operating activities	20,997	11,815	7,887
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,895)	(2,436)	(1,356)
Proceeds from sale of property, equipment and facilities	34	101	8,416
Business acquisitions	(29,262)	(7,314)	(5,776)
Other	(99)	(91)	(97)
Net cash provided by (used in) investing activities	(37,222)	(9,740)	1,187
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	16,930	(3,563)	(12,507)
Short-term debt borrowings (payments), net	(1,000)	1,000	5,750
Proceeds from life insurance policy loans	-	2,762	-
Payment on termination of interest rate swap agreements	-	(1,137)	-
Payment of deferred financing/debt issuance costs	(257)	(2,568)	(397)
Proceeds from exercise of stock options, including tax benefit	436	21	-
Other	-	3	(23)
Net cash provided by (used in) financing activities	16,109	(3,482)	(7,177)
Increase (decrease) in cash and cash equivalents	(116)	(1,407)	1,897
Cash and cash equivalents at beginning of year	550	1,957	60
Cash and cash equivalents at end of year	$434	$550	$1,957

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	BASIS OF PRESENTATION

Nature of Business

Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada.  The Company maintains 14 manufacturing plants and 13 distribution facilities located in 11 states.  Patrick operates in two business segments:  Manufacturing and Distribution.  Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

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

The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses.  The amounts recorded in warehouse and delivery expenses were $0.7 million, $0.5 million and $0.3 million for 2012, 2011, and 2010, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include all overnight sweep investments.

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

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2012	2011
Balance at January 1	$815	$397
Provisions made during the year	340	738
Write-offs	(892)	(387)
Recoveries during the year	12	67
Balance at December 31	$275	$815

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

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is recorded at cost.  Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives, which generally range from 10 to 30 years for buildings and improvements, and from 3 to 5 years for machinery, equipment and transportation equipment.  Leasehold improvements are amortized over the lesser of their useful lives or the related lease term.  When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.  Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.  The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

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

The goodwill impairment test is a two-step process, which requires the Company to make assumptions regarding fair value.  First, the fair value of the reporting unit is compared to its carrying value.  When estimating fair value, the Company calculates the present value of future cash flows based on projected future operating results and business plans, forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results.  If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required.  In 2012, the Company changed its methodology in evaluating goodwill for impairment.  Based on revised guidance issued by the Financial Accounting Standards Board (“FASB”), the Company chose the option of performing a qualitative assessment of the composition of its goodwill for impairment.

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

Deferred Financing Costs

Debt issuance costs and deferred financing costs are classified as non-current assets on the statement of financial position and are amortized over the life of the related debt or credit facility using the straight-line method.

Product Warranties

Estimated warranty costs on certain of the Company’s manufactured and distribution products are provided at the time of sale of the warranted products.  Warranty reserves are reviewed and adjusted as necessary on a quarterly basis.

Accrued Self-Insurance

The Company is self-insured for its health insurance coverage, subject to certain stop-loss deductibles.  The Company accrues for claims as they are incurred as well as an estimate of claims incurred but not reported as required, and for changes in the reserves.

Derivative Financial Instruments

All derivatives are recognized on the statements of financial position at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability ("cash-flow" hedge).  Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

Disclosures relative to derivative instruments can also be found in Notes 10, 11 and 12.

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

The Company follows accounting guidance on fair value measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 inputs – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data.

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

Indefinite-Lived Intangible Assets Impairment - Qualitative Assessment

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test.  The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If an entity concludes that this is the case, it must perform the quantitative test.  The guidance is effective for the Company in the first quarter of 2013.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Goodwill Impairment – Qualitative Assessment

In September 2011, the FASB issued final guidance on goodwill impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test.  The two-step test requires an entity to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the reporting unit's fair value is less than its carrying amount, Step 2 of the test must be performed to measure the amount of goodwill impairment, if any.  The guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity concludes that this is the case, it must perform the two-step test.  Otherwise, the two-step test is not required.  The guidance was effective for annual and interim goodwill impairment tests performed for annual periods beginning after December 15,

2011.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statements. In 2012, the Company tested goodwill for impairment by performing a qualitative impairment analysis.

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

4.	ACQUISITIONS

2012 Acquisitions

Décor Mfg., LLC

In March 2012, the Company acquired certain assets of Tualatin, Oregon-based Décor Mfg., LLC (“Décor”), a manufacturer of laminated and wrapped products for the Northwestern U.S.-based RV industry, for a net purchase price of $4.3 million.  This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector and significantly expanded the Company’s RV presence in the Northwest.  The results of operations for Décor are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Décor team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company's 2011 Credit Facility (as defined herein), and the issuance of 100,000 shares or $0.6 million of Patrick common stock.  The value of the common stock issued was based on the closing stock price of $6.42 per share on March 2, 2012.

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

Gustafson Lighting

In July 2012, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”), a distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades to the RV industry, for a net purchase price of $2.8 million.  This acquisition provided opportunities for the Company to increase its market share and per unit content.  The results of operations for Gustafson are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $3.0 million exceeded the fair value of the purchase price of the business, including the building, of $2.8 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the consolidated statements of income for the year ended December 31, 2012.

The acquisition was funded through borrowings under the Company’s 2011 Credit Facility and was completed pursuant to a foreclosure and private sale under the Uniform Commercial Code with Capital Source Finance, LLC.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2012.  The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$982
Inventories	1,262
Property, plant and equipment	1,221
Prepaid expenses	20
Accounts payable and accrued liabilities	(816)
Intangible assets	337
Gain on acquisition of business	(223)
Total net purchase price	$2,783

Creative Wood Designs, Inc.

In September 2012, the Company completed the acquisition of the business and certain assets of Ligonier, Indiana-based Creative Wood Designs, Inc. (“Creative Wood”), a manufacturer of hardwood furniture including interior hardwood tables, chairs, dinettes, trim, fascia, mouldings, and other miscellaneous products, for a net purchase price of $3.0 million, which includes two subsequent contingent payments based on future performance.  This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector.  The results of operations for Creative Wood are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Creative Wood team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company's 2011 Credit Facility.  Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The final purchase price was determined during the first quarter of 2013, at which time the purchase price allocation and all required purchase accounting adjustments were finalized.   The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$927
Inventories	1,423
Property, plant and equipment	1,429
Prepaid expenses	24
Accounts payable and accrued liabilities	(1,570)
Other liabilities	(958)
Intangible assets	757
Goodwill	994
Total net purchase price	$3,026

Middlebury Hardwood Products, Inc.

In October 2012, the Company acquired the business and certain assets of Middlebury, Indiana-based Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), a manufacturer of hardwood cabinet doors, components and other hardwood products for the RV, MH, and residential kitchen cabinet industries, for a net purchase price of $19.8 million.  This acquisition provided the opportunity for the Company to increase its market share and per unit content in the cabinet door market.  The results of operations for Middlebury Hardwoods are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Middlebury Hardwoods’ team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility (as defined herein) and includes the acquisition of accounts receivable, inventory, prepaid expenses, machinery, equipment and vehicles, and land and buildings.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The final purchase price was determined during the first quarter of 2013, at which time the purchase price allocation and all required purchase accounting adjustments were finalized.   The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,872
Inventories	1,719
Property, plant and equipment	7,171
Prepaid expenses	144
Accounts payable and accrued liabilities	(1,223)
Intangible assets	6,470
Goodwill	3,609
Total net purchase price	$19,762

2011 Acquisitions

The Praxis Group

In June 2011, the Company acquired certain assets of Elkhart, Indiana-based The Praxis Group (“Praxis”), a manufacturer and distributor of high and low gloss painted countertops, foam products, shower doors, electronics, and furniture products to the RV industry, for a net purchase price of $0.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry.  The results of operations for Praxis are included in the Company’s consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $0.7 million exceeded the fair value of the purchase price of the business of $0.5 million.  As a result, the Company recognized a gain of $0.2 million, net of tax, associated with the acquisition.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the consolidated statements of income for the year ended December 31, 2011.

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

A.I.A. Countertops, LLC

In September 2011, the Company acquired certain assets of Syracuse, Indiana-based A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, quartz and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets, for a net purchase price of $5.5 million.  This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry and industrial market sectors.  The results of operations for AIA are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the organizational talent and expertise of the AIA team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was primarily funded through borrowings under the Company’s 2011 Credit Facility and subordinated financing provided by Northcreek Mezzanine Fund I, L.P. (“Northcreek”) and an affiliate of Northcreek, in the form of secured senior subordinated notes.  In addition, certain former members of AIA’s ownership group were issued a note receivable from the Company.  See Note 11 for further details.

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

Infinity Graphics (formerly Performance Graphics)

In December 2011, the Company acquired certain assets of Elkhart, Indiana-based Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries, for a net purchase price of $1.3 million.  In October 2012, Performance Graphics changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy.  This acquisition expanded the Company’s product offerings in the RV and industrial market sectors.  The results of operations for Infinity Graphics are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the expertise of the Infinity Graphics team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Assets acquired in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  In addition to the goodwill and intangible assets of $1.3 million acquired, inventories of $0.7 million were recorded on the Company’s consolidated statements of financial position at their estimated fair value as of the date of the acquisition.

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

See Note 8 for disclosure of the amortization periods assigned to finite-lived intangible assets.

Pro Forma Information (Unaudited)

The following unaudited pro forma information assumes the Middlebury Hardwoods, Creative Wood, Décor, AIA, and Blazon acquisitions occurred as of the beginning of the year immediately preceding each such acquisition.  The pro forma information contains the actual operating results of Middlebury Hardwoods, Creative Wood, Décor, AIA and Blazon combined with the results prior to the acquisition dates in October 2012, September 2012, March

2012, September 2011, and August 2010, respectively, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Middlebury Hardwoods, Creative Wood, Décor, AIA and Blazon acquisitions of approximately $1.5 million in the aggregate for the years ended December 31, 2012 and 2011, and approximately $0.6 million related to intangible assets acquired in the AIA and Blazon acquisitions for the year ended December 31, 2010.  Pro forma information related to the Gustafson, Infinity Graphics, Praxis, and Quality Hardwoods acquisitions is not included in the table below, as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

(thousands except per share data)	2012	2011	2010
Revenue	$485,022	$387,862	$305,940
Net income	29,851	11,125	1,454
Income per share – basic	2.83	1.14	0.16
Income per share – diluted	2.81	1.10	0.15

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For the years ended December 31, 2012, 2011 and 2010, revenue of approximately $29 million, $8 million and $12 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each of those periods.

5.	GAIN ON SALE OF FIXED ASSETS

In February 2010, the Company sold its manufacturing and distribution facility in Woodburn, Oregon.  The net proceeds from the sale of this facility of $4.0 million exceeded the carrying value, resulting in a pretax gain on sale of $0.8 million.  The pretax gain was recognized into earnings in the first quarter of 2010.  The Company operated in the same facility under a license agreement with the purchaser for the use of a portion of the square footage previously occupied until December 31, 2010.  The Company subsequently entered into a short-term lease agreement with the purchaser with respect to a portion of this facility in a separate and distinct transaction on January 1, 2011.  The Company did not renew the lease term when it expired in December 2012.

In March 2010, the Company sold its remaining manufacturing and distribution facility in Fontana, California.  The net proceeds from the sale of this facility of $4.3 million exceeded the carrying value, resulting in a total pretax gain on sale of $2.7 million.  In connection with the sale, the Company entered into a lease agreement with the purchaser which allowed the Company to continue operating in a portion of the facility.  Since the Company determined that it has less than substantially all of the use of the property, the pretax gain in excess of the present value of the rent of $2.0 million was recognized immediately into earnings in the first quarter of 2010.  The remaining $0.7 million of the pretax gain was deferred and was offset against future lease payments (beginning in the second quarter of 2010) over the original 24-month term of the lease in proportion to the related gross rentals.  The lease term, which was originally due to expire in March 2012, was renewed for an additional six-month period (which expired in September 2012) and was subsequently renewed for an additional three-year period and will expire in September 2015.  The deferred gain recognized during the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, respectively.

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

For the California facility, it was determined that the Company leased back more than a minor portion of the property since the present value of the amount of the rentals for the leaseback period of $0.7 million represented more than 10% of the fair value of the facility sold.  Therefore, the remaining $0.7 million of the total pretax gain was deferred and was offset against future lease payments as indicated above.

6.	INVENTORIES

Inventories as of December 31 consist of the following classes:

(thousands)	2012	2011
Raw materials	$24,197	$14,382
Work in process	3,000	1,950
Finished goods	3,169	2,353
Less: reserve for inventory obsolescence	(825)	(451)
Total manufactured goods, net	29,541	18,234
Materials purchased for resale (distribution products)	17,732	9,519
Less: reserve for inventory obsolescence	(281)	(250)
Total materials purchased for resale (distribution products), net	17,451	9,269
Balance at December 31	$46,992	$27,503

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2012	2011
Balance at January 1	$701	$854
Charged to operations	1,123	1,020
Deductions from reserves	(718)	(1,173)
Balance at December 31	$1,106	$701

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following classes at December 31:

(thousands)	2012	2011
Land and improvements	$1,669	$1,267
Buildings and improvements	26,692	20,078
Machinery and equipment	63,456	53,710
Transportation equipment	937	760
Leasehold improvements	1,716	1,684
Property, plant & equipment, at cost	94,470	77,499
Less: accumulated depreciation and amortization	(57,401)	(54,521)
Property, plant & equipment, net	$37,069	$22,978

For the years ended December 31, 2012 and 2011, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property, plant and equipment, and therefore the Company did not recognize any impairment charges.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.  The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn acquisition), Quality Hardwoods, AIA, Infinity Graphics, Décor, Creative Wood, and Middlebury Hardwoods.  While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood and Middlebury Hardwoods remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon, which remains a reporting unit for which impairment is assessed.

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

The Company performed its annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of 2012, 2011 and 2010 and affirmed that there were no events or circumstances that required a re-evaluation of goodwill as of December 31, 2012, 2011 and 2010.  In 2012, the Company changed its methodology in evaluating goodwill for impairment.  Based on final guidance issued by the FASB, the Company chose the option of performing a qualitative assessment of the composition of the Company’s goodwill for impairment.  There have been no material changes to the methods of evaluating intangible asset impairments during 2012.

In the fourth quarter of 2012, the Company wrote off the trademark asset of $48,000 related to its Performance Graphics acquisition that had changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy.  There was no other impairment recognized for indefinite-lived intangible assets for the years ended December 31, 2012 and 2011 based on the results of the annual impairment analyses.

In 2011 and 2012, the Company acquired the following intangible assets in various acquisitions that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes.  See Note 4 for further details.

(thousands)	Praxis	AIA	Infinity Graphics	Decor	Gustafson	Creative Wood	Middlebury Hardwoods
Customer relationships	$399	$2,751	$186	$655	$178	$207	$5,920
Non-compete agreements	30	312	76	384	16	312	140
Trademarks	-	641	48	624	143	238	410
Total other intangible assets	429	3,704	310	1,663	337	757	6,470
Goodwill	-	1,163	190	1,440	-	994	3,609
Total intangible assets	$429	$4,867	$500	$3,103	$337	$1,751	$10,079

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2011	$2,861	$105	$2,966
Acquisitions	1,353	-	1,353
Balance – December 31, 2011	4,214	105	4,319
Acquisitions	6,043	-	6,043
Balance – December 31, 2012	$10,257	$105	$10,362

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks.  Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense.  As of December 31, 2012, the remaining intangible assets balance of $19.2 million is comprised of $3.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $15.8 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 1 to 19 years.

Amortization expense for intangible assets was $1.5 million, $0.8 million and $0.6 million for 2012, 2011 and 2010, respectively.

Other intangible assets, net consist of the following as of December 31, 2012 and 2011:

(thousands)	2012	2011
Trademarks	$3,504	$2,089
Customer relationships	17,228	10,268
Non-compete agreements	1,756	904
	22,488	13,261
Less: accumulated amortization	(3,269)	(1,746)
Other intangible assets, net	$19,219	$11,515

Changes in the carrying value of other intangible assets for the years ended December 31, 2012 and 2011 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2011	$7,167	$734	$7,901
Acquisitions	4,014	429	4,443
Amortization	(598)	(231)	(829)
Balance - December 31, 2011	10,583	932	11,515
Acquisitions	8,890	337	9,227
Amortization	(1,231)	(292)	(1,523)
Balance - December 31, 2012	$18,242	$977	$19,219

Amortization expense on finite-lived intangible assets for the next five years ending December 31 is estimated to be (in thousands): 2013 - $2,034; 2014 - $1,923; 2015 - $1,696; 2016 - $1,513; and 2017 - $1,356.

9.	OTHER NON-CURRENT ASSETS

As of December 31, 2012 and 2011, other non-current assets of $0.9 million and $0.7 million, respectively, were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.7 million.  These borrowings were entered into in March 2011 in connection with the refinancing of the Company’s 2007 Credit Facility (as defined herein) to provide an additional source of liquidity.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company at times enters into certain derivative financial instruments, on a cost-effective basis, to mitigate its risk associated with changes in interest rates.  The Company does not use derivative financial instruments for speculative purposes. All derivatives are recognized on the consolidated statements of financial position at their fair value.  Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as an ineffective hedging instrument.  Changes in fair value of derivative instruments not designated as effective hedging instruments are recognized in earnings in the current period.  Additional derivative disclosures can be found in Notes 2, 11 and 12.

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan Chase Bank, N.A. (“JPMorgan”) to hedge against increases in variable interest rates.  Effective with the Second Amendment dated December 11, 2008 (the “Second Amendment”) to the 2007 Credit Agreement (as defined herein), the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on March 25, 2011 discussed below, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the consolidated statements of income.

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

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements were terminated on March 25, 2011, resulting in a $1.1 million cash settlement to JPMorgan.  The swap agreements had a total fair value in the amount of $1.1 million on the termination date.  In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2011 and 2010 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million and $0.3 million, respectively.  After the termination of the two swap agreements on March 25, 2011, the Company has not entered into any new swap agreements.

For the years ended December 31, 2011 and 2010, amortized losses of $0.7 million and $0.3 million, respectively, were recognized as a loss on interest rate swap agreements, net of tax, on the consolidated statements of comprehensive income.  The amortized loss on the swaps of $0.7 million for the year ended December 31, 2011 included $79,000 related to the amortization of the losses on the swaps in the first quarter of 2011 that was included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

Warrants Subject to Revaluation

2008 Warrants

In conjunction with the Second Amendment, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase an aggregate of 474,049 shares of the Company’s common stock, subject to adjustment related to anti-dilution provisions, at an exercise price of $1.00 per share. The Company accounts for the 2008 Warrants as derivative financial instruments.  The calculated fair value of the 2008 Warrants is classified as a liability and is periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of income.

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

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase an aggregate of 82,401 shares of the Company’s common stock.  In connection with the cashless exercises, an aggregate of 45,175 net shares of common stock were issued.  The fair value of the shares in the aggregate of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  Following these exercises, there were in aggregate 413,996 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.

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

In 2012, the remaining five holders exercised their 2008 Warrants to purchase an aggregate of 328,169 shares of the Company’s common stock.  In connection with the cashless exercises, an aggregate of 291,856 net shares of common stock were issued.  The fair value of these shares in the aggregate of $2.9 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  As of December 31, 2012, all of the 2008 Warrants had been exercised.

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes (as defined herein), the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of  Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”) and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  The March 2011 Warrants are immediately exercisable, subject to anti-dilution provisions and expire on March 31, 2016.   The debt discount of $0.7 million, which is equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.

The calculated fair value of the March 2011 Warrants was classified as a liability beginning in the second quarter of 2011 and was periodically remeasured with any changes in fair value recognized in the stock warrants revaluation line on the consolidated statements of income.  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.01 per share in April 2011 and June 2011, respectively.  The $0.6 million fair value of the 250,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

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

The calculated fair value of the September 2011 Warrants was classified as a liability beginning in the third quarter of 2011 and was periodically remeasured with any changes in fair value recognized in the stock warrants

revaluation line on the consolidated statements of income.   Northcreek and the affiliate of Northcreek exercised their warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in November 2011.  The $0.3 million fair value of the 135,000 shares was reclassified to shareholders’ equity on the consolidated statements of financial position.

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

The following table presents assumptions used in the Black-Scholes model to determine the change in fair value of the 2008 Warrants as of and for the fiscal period ended December 31, 2011.  There were no 2008 Warrants outstanding as of December 31, 2012.

Dec. 31, 2011
Stock trading value (1)	$4.10
Risk-free interest rate	1.89%
Expected warrant remaining life	7.0 years
Price volatility	78.55%

(1)	Represents the closing market price of the Company’s common stock on December 30, 2011 (last trading day of the period on the NASDAQ stock market).

The Company utilized the same methodology to determine the fair value of the 2008 Warrants, the March 2011 Warrants, and the September 2011 Warrants exercised in the years ended December 31, 2012 and 2011.  There were no warrants outstanding as of December 31, 2012.  The total fair value of the outstanding warrants as of and for the years ended December 31, 2012 and 2011 is as follows:

(thousands)	Dec. 31, 2012	Dec. 31, 2011
Balance at beginning of period	$1,191	$770
Fair value of March and September 2011 Warrants (debt discount)	-	954
Reclassification of fair value of exercised warrants to shareholders’ equity	(2,922)	(1,232)
Change in fair value, included in earnings	1,731	699
Balance at end of period	$-	$1,191

11.	DEBT

A summary of total debt outstanding at December 31, 2012 and 2011 is as follows:

(thousands)	Dec. 31, 2012	Dec. 31, 2011
Long-term debt:
Revolver	$49,716	$24,336
Secured senior subordinated notes	-	7,700
Subordinated secured promissory note	-	1,750
Debt discount	-	(832)
Total long-term debt	49,716	32,954
Less: current maturities of long-term debt	-	1,000
Total long-term debt, less current maturities and discount	$49,716	$31,954
Total short-term borrowings and long-term debt	$49,716	$32,954

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third Bank (“Fifth-Third”) as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility replaced the 2011 Credit Facility.  Initial borrowings under the 2012 Credit Facility were used in part to repay in full the borrowings outstanding under the 2011 Credit Facility (as defined herein).

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

•
Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates.  The Company’s existing standby letters of credit as of October 24, 2012 will remain outstanding under the terms of the 2012 Credit Agreement;

•
The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated interest coverage ratio, and other covenants include limitations on permitted acquisitions, capital expenditures, indebtedness, restricted payments and fundamental changes (see further details below); and

•	Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

At December 31, 2012, the Company had $49.7 million outstanding under its Revolver.  The interest rate for borrowings under the Revolver was the Prime Rate plus 1.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20% at December 31, 2012.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $8.0 million for fiscal year 2012 and $7.0 million for subsequent fiscal years.  If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.5:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver less available cash on hand, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations.  The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the 2012 Credit Agreement to (ii) the sum of outstanding obligations under the 2012 Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal period ended December 31, 2012, the Company was in compliance with all three of these financial covenants.  The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2012 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.3
Consolidated interest coverage ratio (12-month period)	2.25	18.4
Annual capital expenditures limitation	$8,000	$7,895

Aggregate maturities of long-term debt for the next five years ending December 31 are (in thousands): 2013 – 2016: $0; and 2017 - $49,716.  The revolver long-term debt balance of $49.7 million at December 31, 2012 is due to mature in 2017 according to the terms of the 2012 Credit Facility.

The Company is contingently liable for four standby letters of credit totaling $1.7 million at December 31, 2012.  Two letters of credit, totaling $1.0 million, exist to meet credit requirements for the Company’s insurance providers and expire on December 31, 2013.  Two letters of credit, totaling $0.7 million, exist to meet credit requirements for the Company’s purchase of materials from an overseas supplier and expire on April 1, 2013 and May 1, 2013.

Interest expense for the years ended December 31, 2012, 2011, and 2010 (in thousands) was $4,037, $4,470, and $5,525, respectively.

Interest paid for the years ended December 31, 2012, 2011, and 2010 (in thousands) was $3,907, $4,390, and $5,563, respectively.

2011 Credit Facility

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

The 2011 Credit Agreement was secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated March 31, 2011, between the Company and WFCF, as agent.  The 2011 Credit Agreement included certain definitions, terms and reporting requirements and included the following provisions:

•	The maturity date for the 2011 Credit Facility was March 31, 2015;

•	Borrowings under the revolving line of credit (the “2011 Revolver”) were subject to a borrowing base, up to a maximum borrowing limit of $50.0 million;

•
The interest rates for borrowings under the 2011 Revolver were the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2011 Revolver;

•	The financial covenants included a minimum fixed charge coverage ratio, minimum excess availability under the 2011 Revolver, and annual capital expenditure limitations (see further details below);

•	The Company’s existing standby letters of credit as of March 31, 2011 were to remain outstanding; and

•	Customary prepayment provisions which require the prepayment of outstanding amounts under the 2011 Revolver based on predefined conditions.

As of December 31, 2011, the Company had $24.3 million outstanding under its revolving line of credit.  The borrowing base (as defined in the 2011 Credit Agreement), as of any date of determination, was the sum of current asset availability plus fixed asset availability less the aggregate amount of reserves, if any.  The available borrowing base as of December 31, 2011 was $35.8 million. At December 31, 2011, the interest rate for borrowings under the 2011 Revolver was the Prime Rate plus 1.75% (or 5.00%), or LIBOR plus 2.75% (or 3.03%), and the fee payable on committed but unused portions of the 2011 Revolver was 0.375%.

Pursuant to the 2011 Credit Agreement, the financial covenants included (a) a minimum fixed charge coverage ratio, measured on a month-end basis, of at least 1.25:1.00 for the 12 month period ending on such month-end; (b) a required minimum excess availability plus qualified cash at all times under the 2011 Revolver of at least $2.0 million; and (c) for fiscal year 2011, a limitation on annual capital expenditures of $4.0 million.

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

As of and for the fiscal period ended December 31, 2011, the Company was in compliance with all of these financial covenants.  The required minimum fixed charge coverage ratio, minimum excess availability plus qualified cash, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2011 are as follows:

(thousands except ratio)	Required	Actual
Fixed charge coverage ratio (12-month period)	1.25	6.9
Excess availability plus qualified cash (end of period)	$2,000	$12,025
Annual capital expenditures limitation	$4,000	$2,436

The Company’s ability to access unused borrowing capacity under the 2012 Credit Facility (effective October 24, 2012) as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement.  In 2011 and 2012, the Company was in compliance with all of its debt covenants at each reporting date as required under the terms of both the 2011 and 2012 Credit Agreements.  Based on the 2013 operating plan, the Company expects to continue to maintain compliance with the financial covenants under the 2012 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $2.5 million principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to each of TCOMF2 and Northcreek, or $5.0 million in the aggregate.  The March 2011 Notes were secured by a pledge of substantially all of the assets of the Company and were subordinated to the indebtedness under the 2011 Credit Agreement.  The March 2011 Notes bore interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and were scheduled to mature on March 31, 2016.  The Company was permitted to prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.  As of December 31, 2011, the unamortized portion of the debt discount was $0.6 million.

September 2011 Notes

In connection with the financing of the acquisition of AIA, the 2011 Credit Agreement was amended to, among other things, allow for the issuance to Northcreek and an affiliate of Northcreek of Secured Senior Subordinated Notes in the aggregate principal amount of $2.7 million (the “September 2011 Notes”).  The September 2011 Notes were secured by a pledge of substantially all of the assets of the Company and were subordinated to indebtedness under the 2011 Credit Agreement.  The September 2011 Notes bore interest at 13% per annum and were scheduled to mature on March 31, 2016.  The Company was permitted to prepay all or any portion of the September 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.   As of December 31, 2011, the unamortized portion of the debt discount was $0.2 million.

Optional Prepayments

On March 30, 2012, the Company exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes, at a price of 101% of the principal amount being prepaid plus accrued interest.  In connection with this prepayment, the Company entered into a consent and limited waiver with TCOMF2 and Northcreek in which both parties (i) agreed to waive their respective rights to require the Company to make the March 2012 prepayment on a pro rata basis based on the outstanding principal amount of the March 2011 Notes, and (ii) directed the Company to allocate the prepayment with respect to $250,000 of principal amount that would have otherwise been allocated to the portion of the March 2011 Notes held by Northcreek to prepay an additional $250,000 of principal amount of the March 2011 Notes held by TCOMF2.

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

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was further amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note was secured by the Company’s inventory and accounts receivable and was subordinated to indebtedness under the 2011 Credit Agreement, the March 2011 Notes and the September 2011 Notes.  The Promissory Note was scheduled to mature on September 16, 2013 and was payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.  On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay at par the $1.0 million remaining principal outstanding under the Promissory Note plus accrued interest.

2007 Credit Facility, Interest Rate Swaps, and Term Loan

Prior to March 31, 2011, the Company’s debt financing was supported by its 2007 Credit Agreement, which consisted of a senior secured credit facility comprised of revolving credit availability and a term loan (the “2007 Credit Facility”).

Under the 2007 Credit Agreement, the Company had the option to defer payment of any interest on term loans in excess of 4.50% ("PIK interest") until the term maturity date.  Since January 2009, the Company elected the PIK interest option.  As a result, the principal amount outstanding under the term loan increased by $1.8 million from January 2009 through March 30, 2011 and was paid in full to the lenders on March 31, 2011 in conjunction with the refinancing of the 2007 Credit Facility.  Approximately $0.1 million and $0.6 million of the term loan increase related to PIK interest was reflected in interest expense on the consolidated statements of income for the years ended December 31, 2011 and 2010, respectively.  PIK interest is reflected as a non-cash charge adjustment in operating cash flows under the caption “Interest paid-in-kind”.

In anticipation of entering into the 2011 Credit Facility, the interest rate swap agreements entered into in connection with the 2007 Credit Facility were terminated on March 25, 2011, resulting in the payment of a $1.1 million cash settlement.  For the year ended December 31, 2010, an amortized loss of $0.3 million was recognized as a loss on interest rate swap agreements, net of tax, on the consolidated statements of comprehensive income.  The amortized loss on the swaps of $0.7 million for the year ended December 31, 2011 included $79,000 related to the amortization of the losses on the swaps included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur.

In addition, the change in the fair value of the de-designated swaps for the years ended December 31, 2011 and 2010 resulted in a credit to interest expense and a decrease in the corresponding liability of $0.1 million and $0.3 million, respectively.  Interest expense resulting from net payments under the swap agreements was $0.1 million and $0.9 million for 2011 and 2010, respectively.

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

Effective with the Second Amendment to the 2007 Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated.  Until the early termination of the swaps on

March 25, 2011 discussed above, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income (loss) over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the consolidated statements of income.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of December 31, 2012 and 2011 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2012 and 2011, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

13.	ACCRUED LIABILITIES

In the consolidated statements of financial position are the following accrued liabilities:

(thousands)	2012	2011
Payroll and related expenses	$6,935	$4,615
Property taxes	987	875
Self insurance	401	653
Professional fees	233	245
Customer incentives	2,049	1,049
Accrued income taxes	114	44
Other	1,097	751
Total	$11,816	$8,232

14.	INCOME TAXES

The provision for income taxes (credit) for the years ended December 31, 2012, 2011 and 2010 consists of the following:

(thousands)	2012	2011	2010
Current:
Federal	$211	$(235)	$(148)
State	134	54	50
Total current	345	(181)	(98)
Deferred:
Federal	(6,320)	18	17
State	(848)	-	-
Total deferred	(7,168)	18	17
Income tax credit	$(6,823)	$(163)	$(81)

The provision for the income tax credits for the years ended December 31, 2012, 2011 and 2010 are different from the amounts that would otherwise be computed by applying a graduated federal statutory rate (34% in each of the years presented) to income before income taxes.

A reconciliation of the differences between the actual provision (credit) for income taxes and the tax provisions for income taxes at the federal statutory income tax rate for each of the years ended December 31, 2012, 2011 and 2010 is as follows:

(thousands)	2012	2011	2010
Tax provision, at federal statutory income tax rate	$7,232	$2,824	$389
State taxes, net of federal benefit	1,101	54	50
Deferred tax valuation allowance	(15,570)	(3,048)	(311)
Other	414	7	(209)
Income tax credit	$(6,823)	$(163)	$(81)

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

The Company evaluates current conditions in the recreational vehicle, manufactured housing, and residential housing markets, and overall credit markets, as well as consumer confidence and the general economy in the U.S. to determine sustainability of the Company’s levels of profitability in the future.  In the absence of specific favorable factors, the Company evaluates recording a valuation allowance for deferred tax assets in a tax jurisdiction when it has cumulative financial accounting losses over several consecutive years.

As of January 1, 2011, the Company had a deferred tax valuation allowance (the “Valuation Allowance”) for deferred tax assets net of deferred tax liabilities (collectively, “Net Deferred Tax Assets”) not expected to be utilized of $19.1 million.  In 2011 as a result of the generation of taxable income, the Valuation Allowance was reduced by $3.5 million to $15.6 million at December 31, 2011.  In the second quarter of 2012, the Company determined that it was likely that its Net Deferred Tax Assets would be realized based upon sustained profitability and forecasted future operating results, and as a result reversed approximately $6.6 million of the Valuation Allowance, exclusive of the reversal expected to result from the Company’s estimated full year tax provision (the “2012 Tax Provision”), with the reversal recorded as a non-cash income tax credit.  The Company then reversed an additional $0.2 million of the Valuation Allowance, exclusive of the 2012 Tax Provision, in the fourth quarter of 2012.  Excluding the combined $6.8 million reversal of the Valuation Allowance discussed above, the Company’s 2012 Tax Provision based on its taxable income position approximated $8.8 million, which was fully offset by the reversal of the remaining Valuation Allowance.

The Valuation Allowance did not impact the Company’s ability to utilize its federal and state net operating loss carryforwards (the “NOLs”) to offset taxable earnings for federal and state tax purposes.  At December 31, 2012, the Company had gross federal NOLs of approximately $9.8 million that will begin to expire in 2028 and gross state NOLs of approximately $12.6 million that will expire in varying amounts between 2013 and 2029.  Both federal and state net NOLs include approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation that have not been recorded as deferred tax assets.  The tax benefits related to these excess benefits will be recorded to shareholders’ equity when realized.

As a result of the NOLs exceeding the Company’s taxable income, there were no federal or state income taxes paid in each of the three years ended December 31, 2012, 2011 and 2010.

The composition of the deferred tax assets and liabilities is as follows:

(thousands)	As of December 31	2012	2011
Gross deferred tax assets:
Trade receivables allowance		$107	$302
Inventory capitalization		291	152
Accrued expenses		2,081	1,479
Deferred compensation		964	993
Non-compete agreements		6	23
Inventory reserves		428	259
AMT and other tax credit carry-forwards		896	456
Federal and State NOL carry-forwards		2,390	7,987
Share-based compensation		287	299
Depreciation expense		-	937
Pension liability		30	103
Intangibles		1,212	2,663
Valuation allowance		-	(15,570)
Gross deferred tax assets		8,692	83
Gross deferred tax liabilities:
Indefinite-lived intangible assets		-	(1,344)
Prepaid expenses		(141)	(76)
Share-based compensation		-	(7)
Depreciation expense		(2,726)	-
Gross deferred tax liabilities		(2,867)	(1,427)
Net deferred tax assets (liabilities)		$5,825	$(1,344)

The deferred tax amounts above have been reflected on the consolidated statements of financial position as of December 31, 2012 and 2011 as follows:

(thousands)	2012	2011
Current and long-term deferred tax assets	$5,825	$-
Long-term deferred tax liabilities	-	(1,344)
Deferred tax assets (liabilities), net	$5,825	$(1,344)

At December 31, 2012, the Company has federal Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million and state manufacturing credit carryforwards of $0.1 million, which are available to be directly offset against future federal and state income tax liabilities.  The state manufacturing carryforwards expire in 2013.  The AMT credits do not expire.

The Company is subject to periodic audits by domestic tax authorities.  For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2009 and later.

The Company has not reflected any unrecognized tax benefits in its financial statements as of December 31, 2012 or December 31, 2011 and does not expect any significant changes relating to unrecognized tax benefits in the twelve months following December 31, 2012.

15.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”).  The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

The Company has 20,000,000 shares of common stock authorized, without par value, of which 10,854,037 shares were issued and outstanding as of December 31, 2012.

The Company issued 777,542 shares in 2012, 663,306 shares in 2011, and 131,000 shares in 2010 related to stock-based compensation plan and for the exercise of stock warrants and stock options.  In addition, in 2012, the Company issued 100,000 shares in connection with the acquisition of Décor.  See Note 20 for further details.

Accumulated Other Comprehensive Income (Loss)

U.S. GAAP defines comprehensive income as non-shareholder changes in equity.  The components of and changes in accumulated other comprehensive income (loss) as of December 31, 2012, 2011 and 2010 are as follows:

			Accumulated
	Interest	Pension	Other
	Rate Swap	Liability	Comprehensive
(thousands)	Adjustment	Adjustment(1)	Income (Loss)
Balance, January 1, 2010	$(995)	$(186)	$(1,181)
Current period change, net of tax	318	33	351
Balance, December 31, 2010	(677)	(153)	(830)
Current period change, net of tax	677	(30)	647
Balance, December 31, 2011	-	(183)	(183)
Current period change, net of tax	-	200	200
Balance, December 31, 2012	$-	$17	$17

(1)
There was no tax effect reflected on the pension liability for any of the three years ended December 31, 2012, 2011 and 2010 either due to the Company reporting a full valuation allowance for net deferred tax assets or due to the insignificance of the amount of such impacts.

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

In May 2011 and August 2011, two of the members of the Company’s former bank lending group exercised their 2008 Warrants to purchase an aggregate of 82,401 shares of the Company’s common stock.  In connection with the cashless exercises, an aggregate of 45,175 net shares of common stock were issued.  The fair value of the shares in the aggregate of $0.1 million was reclassified to shareholders’ equity on the consolidated statements of financial position.

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

In 2012, the remaining five holders exercised their 2008 Warrants to purchase an aggregate of 328,169 shares of the Company’s common stock.  In connection with the cashless exercises, an aggregate of 291,856 net shares of common stock were issued.  The fair value of these shares in the aggregate of $2.9 million was reclassified to shareholders’ equity on the consolidated statements of financial position.  As of December 31, 2012, all of the 2008 Warrants had been exercised.

March 2011 Warrants

In March 2011, the Company issued the March 2011 Warrants.  The two holders of the March 2011 Warrants exercised their warrants to purchase in the aggregate 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share in 2011.  The $0.6 million fair value of the 250,000 shares in aggregate was reclassified to shareholders’ equity on the consolidated statements of financial position.  See Note 10 for further details.

September 2011 Warrants

In September 2011, the Company issued the September 2011 Warrants.  The two holders of the September 2011 Warrants exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share in 2011.  The $0.3 million fair value of the 135,000 shares in aggregate was reclassified to shareholders’ equity on the consolidated statements of financial position.  See Note 10 for further details.

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

16.	INCOME PER COMMON SHARE

Income per common share is calculated for the years ended December 31, 2012, 2011 and 2010 as follows:

(thousands except per share data)	2012	2011	2010
Net income for basic and diluted per share calculation	$28,095	$8,470	$1,226

Weighted average common shares outstanding – basic	10,558	9,757	9,351
Effect of potentially dilutive securities	79	399	512
Weighted average common shares outstanding – diluted	10,637	10,156	9,863

Basic net income per share	$2.66	$0.87	$0.13
Diluted net income per share	$2.64	$0.83	$0.12

17.	LEASE COMMITMENTS

Leases

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2018.  These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties.

At December 31, 2012, future minimum lease payments required under facility and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(thousands)	Facility Leases	Equipment Leases
2013	$3,087	$919
2014	2,993	826
2015	2,038	725
2016	1,306	605
2017	1,041	411
Thereafter	412	264
Total minimum lease payments	$10,877	$3,750

The total rent expense (in thousands) included in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 is $4,178, $3,111, and $3,415, respectively.  Rent expense in 2011 and 2010 was reduced by $0.4 million and $0.3 million, respectively, for the recognition of the portion of the deferred gain that was being amortized and offset against lease payments related to the sale of the California facility in the first quarter of 2010.  In addition, rent expense in 2012, 2011 and 2010 was also reduced by $0.4 million, $0.4 million and $0.2 million, respectively, for lease payments received from a third party that is currently leasing the Company’s owned building in New London, NC.   See Note 5 for further details.

18.	CAPITAL LEASE OBLIGATIONS

In connection with the Company’s acquisition of Creative Wood in September 2012, the Company assumed three lease agreements for certain manufacturing equipment under various non-cancelable agreements, which expire at various dates through 2016.  Two of the three leases call for monthly payments including interest of $898 and $5,008, respectively, through April 2015, and the third lease calls for monthly payments including interest of $7,703 through July 2016.  The Company is responsible for all related maintenance, insurance, and taxes on the leased assets.  Capital lease obligations totaled $0.5 million at December 31, 2012.

The following cost and accumulated depreciation on the capital leases is included in the consolidated statements of financial position at December 31, 2012 as follows:

(thousands)
Cost	$795
Accumulated depreciation	(31)
Total	$764

At December 31, 2012, future minimum lease payments required under the capital leases are as follows:

(thousands)	Principal	Interest	Total
2013	$138	$25	$163
2014	148	15	163
2015	110	7	117
2016	53	1	54
2017	-	-	-
Thereafter	-	-	-
Total minimum lease payments	$449	$48	$497

19.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is subject to proceedings, lawsuits, audits, and other claims arising in the normal course of business.  All such matters are subject to uncertainties and outcomes that are not predictable with assurance.  Accruals for these items, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals are adjusted from time to time as developments warrant.

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

Self-Insurance

The Company has a self-insured health plan for its employees under which there is both a participant stop-loss and an aggregate stop loss based on total participants.  The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2012.

20.	COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees.  The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death.  The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments.  The assumed discount rate to measure the liability was 7% for both of the years ended December 31, 2012 and 2011.  The Company recognized expense of $0.2 million for each of the years ended December 31, 2012, 2011 and 2010 in conjunction with this plan.  Life insurance contracts have been purchased which may be used to fund these agreements.  The contracts are recorded at their cash surrender value in the statements of financial position.  Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented.  Additionally, the Company records gains or losses on the cash surrender value in the period incurred.  The Company recognized gains of $88,000, $21,000 and $139,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Bonus Plan

The Company pays bonuses to certain management and sales personnel.  Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria.  The charge to operations amounted to approximately $4.1 million, $2.4 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon completion of a 90-day probationary period and who are at least 18 years of age.  The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board of Directors.  The contributions and related expense for the years ended December 31, 2012, 2011 and 2010 were immaterial.

Stock Option and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, performance share awards, time-based share awards, restricted stock awards, and other stock-based incentives were made available to certain key employees, directors and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria.  Equity incentive plan awards are intended to reward outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan.

The Company recorded compensation expense of $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, on the consolidated statements of income for its stock-based compensation plans.

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

The Company’s 2009 Plan permits the future granting of share options and share awards to its employees, Directors and other service providers for up to 450,441 shares of stock as of December 31, 2012.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Ten percent of the option awards granted on May 21, 2009 under the 1987 Plan were immediately vested on the grant date.  The remaining options vested in increments until the completion of a three-year period of continuous employment and have 10-year contractual terms.

The following table summarizes the Company’s option activity during the years ended December 31, 2012, 2011 and 2010:

Years ended December 31		2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
(shares in thousands)	Shares	Price	Shares	Price	Shares	Price
Total Options:
Outstanding, beginning of year	452	$1.27	497	$1.61	585	$2.67
Granted during the year	-	-	-	-	-	-
Forfeited during the year	-	-	(22)	9.36	(88)	8.70
Exercised during the year	(362)	1.20	(23)	0.90	-	-
Outstanding, end of year	90	$1.54	452	$1.27	497	$1.61

Vested Options:
Vested during the year	141	$1.25	166	$1.25	124	$1.25
Eligible, end of year for exercise	90	$1.54	317	$1.27	187	$2.20

Aggregate intrinsic value of total options outstanding ($ thousands)		$1,265		$1,282		$310

Aggregate intrinsic value of options exercisable ($ thousands)		$1,265		$897		$108
Weighted average fair value of options granted during the year		N/A		N/A		N/A

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $15.56 per share as of December 31, 2012 is the price that would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2012 and 2011 was $4.8 million and $28,000, respectively.  The cash received, and the tax benefit realized from the exercise of stock options, was approximately $436,000 and $21,000 in 2012 and 2011, respectively.  No options were exercised for the year ended December 31, 2010.  All stock options outstanding as of December 31, 2012 are 100% vested and therefore, there are no stock options expected to vest in 2012.

The Company estimates the fair value of all stock option awards as of the grant date by applying the Black-Scholes option-pricing model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate.  Expected volatilities are based on historical volatility of the Company stock.  The expected term of options represents the period of time that options granted are expected to be outstanding based on historical Company trends.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term.  There were no stock options granted in 2012, 2011 and 2010.

A summary of options outstanding and exercisable at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
(shares in thousands)	Outstanding	Life (years)	Price	Exercisable	Price
2009 Grants:
Exercise price - $0.75	19	6.4	$0.75	19	$0.75
Exercise price - $1.75	71	6.4	1.75	71	1.75

As of December 31, 2012, there was approximately $1.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of approximately 14 months.  The total fair value of stock options vested was approximately $0.2 million for each of the three years ended December 31, 2012, 2011 and 2010.

Restricted Stock

The following table summarizes the activity for unvested restricted stock for the years ended December 31, 2012 and 2011:

		Weighted-
		Average
		Grant Date
(shares in thousands)	Shares	Fair Value
Unvested, January 1, 2011	154	$2.23
Granted during the year	165	2.06
Vested during the year	(141)	2.06
Unvested, December 31, 2011	178	2.21
Granted during the year	162	8.98
Vested during the year	(166)	4.74
Unvested, December 31, 2012	174	$6.12

In conjunction with the Company’s restricted stock awards, the Board of Directors approved the following share grants in 2011 and 2012: 140,000 shares on March 1, 2011; 21,000 shares on May 26, 2011; 3,500 shares on August 18, 2011; 15,000 shares on February 16, 2012; 122,800 shares on March 12, 2012; and 24,500 shares on May 24, 2012.

The total fair value of restricted stock vested during the years ended December 31, 2012 and 2011 was approximately $0.8 million and $0.3 million, respectively.

21.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.  Effective January 1, 2011, certain changes were made to the manner in which operating segment results are used by or provided to the chief operating decision makers of the Company, including: (1) certain costs related to wages, payroll taxes and incentive compensation that were previously reflected as unallocated corporate expenses are being allocated to the Company’s two operating segments; and (2) a majority of corporate incentive agreements (which include vendor rebate agreements) previously included in the corporate segment are being allocated to the operating segments and reflected as a reduction of cost of goods sold.  Prior year results were reclassified to reflect the current year presentation.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.  The Manufacturing segment contributed approximately 76%, 76% and 80% of the Company’s net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.  The Distribution segment contributed approximately 24%, 24% and 20% of the Company’s net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The table below presents information about the net income, segment assets, and certain other items that are either used by or provided to the chief operating decision makers of the Company as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012
	Manufacturing	Distribution	Total
Net outside sales	$330,941	$106,426	$437,367
Intersegment sales	16,007	1,830	17,837
Total sales	346,948	108,256	455,204
Cost of goods sold	296,641	90,155	386,796
Operating income	30,798	5,727	36,525
Identifiable assets	85,523	25,745	111,268
Depreciation and amortization	3,851	399	4,250

	2011
	Manufacturing	Distribution	Total
Net outside sales	$232,460	$75,362	$307,822
Intersegment sales	11,800	360	12,160
Total sales	244,260	75,722	319,982
Cost of goods sold	210,797	63,636	274,433
Operating income	18,805	2,689	21,494
Identifiable assets	50,139	16,446	66,585
Depreciation and amortization	3,553	330	3,883

	2010
	Manufacturing	Distribution	Total
Net outside sales	$222,909	$55,323	$278,232
Intersegment sales	11,632	234	11,866
Total sales	234,541	55,557	290,098
Cost of goods sold	212,954	47,235	260,189
Operating income	7,873	1,364	9,237
Identifiable assets	39,414	13,587	53,001
Depreciation and amortization	3,618	199	3,817

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Net sales:
Total sales for reportable segments	$455,204	$319,982	$290,098
Elimination of intersegment sales	(17,837)	(12,160)	(11,866)
Consolidated net sales	$437,367	$307,822	$278,232

Cost of goods sold:
Total cost of goods sold for reportable segments	$386,796	$274,433	$260,189
Elimination of intersegment cost of goods sold	(17,837)	(12,160)	(11,866)
Consolidation reclassifications	1,041	(89)	(175)
Corporate incentive agreements	(491)	(73)	(269)
Other	2,114	1,403	715
Consolidated cost of goods sold	$371,623	$263,514	$248,594

Operating income:
Operating income for reportable segments	$36,525	$21,494	$9,237
Corporate incentive agreements	491	73	269
Gain on sale of fixed assets and acquisition of business	238	244	2,866
Unallocated corporate expenses	(8,691)	(7,507)	(5,402)
Amortization	(1,523)	(829)	(564)
Consolidated operating income	$27,040	$13,475	$6,406

Consolidated total assets:
Identifiable assets for reportable segments	$111,268	$66,585	$53,001
Corporate property and equipment	22,025	14,769	14,649
Current assets not allocated to segments	7,028	1,844	3,517
Intangibles and other assets not allocated to segments	3,148	2,572	3,650
Consolidation eliminations	-	-	-
Consolidated total assets	$143,469	$85,770	$74,817

Depreciation and amortization:
Depreciation and amortization for reportable segments	$4,250	$3,883	$3,817
Corporate depreciation and amortization	1,336	1,033	1,153
Consolidated depreciation and amortization	$5,586	$4,916	$4,970

Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $0.6 million and $0.5 million, respectively.  Intangible assets amortization expense in the Distribution segment was $0.3 million, $0.2 million and $61,000 in 2012, 2011 and 2010, respectively.

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

Major Customers

The Company had one RV customer that accounted for approximately 30% and 34% of the trade receivables balance at December 31, 2012 and 2011, respectively.  This same customer accounted for approximately 34%, 32% and 27% of consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.  In addition, sales to a different RV customer accounted for approximately 20%, 17% and 18% of consolidated net sales in 2012, 2011 and 2010, respectively.  There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2012 and 2011.

22.	SUBSEQUENT EVENT

Stock Repurchase Program

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months.  As of March 15, 2013, the Company had repurchased 193,847 shares at an average price of $13.63 for a total cost of approximately $2.6 million.