Form 10-Q
period 2013-03-31
PATRICK INDUSTRIES INC
filed 2013-05-14
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 26, 2013, there were 10,614,170 shares of the registrant’s common stock outstanding.

     PATRICK INDUSTRIES, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) March 31, 2013	Dec. 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$1,455	$434
Trade receivables, net	32,955	17,858
Inventories	52,355	46,992
Deferred tax assets	1,751	5,149
Prepaid expenses and other	2,091	3,237
Total current assets	90,607	73,670
Property, plant and equipment, at cost	93,729	94,470
Less accumulated depreciation	57,101	57,401
Property, plant and equipment, net	36,628	37,069
Goodwill	10,362	10,362
Intangible assets, net of accumulated amortization (2013: $3,788; 2012: $3,269)	18,700	19,219
Deferred tax assets	717	676
Deferred financing costs, net of accumulated amortization (2013: $1,061; 2012: $975)	1,576	1,612
Other non-current assets	844	861
TOTAL ASSETS	$159,434	$143,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,859	$17,336
Accrued liabilities	9,244	11,816
Total current liabilities	38,103	29,152
Long-term debt	54,098	49,716
Deferred compensation and other	3,110	3,193
TOTAL LIABILITIES	95,311	82,061

SHAREHOLDERS’ EQUITY
Common stock	52,197	55,501
Additional-paid-in-capital	4,305	4,305
Accumulated other comprehensive income	17	17
Retained earnings	7,604	1,585
TOTAL SHAREHOLDERS’ EQUITY	64,123	61,408
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,434	$143,469

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(thousands except per share data)	First Quarter Ended
	March 31, 2013	April 1, 2012
NET SALES	$142,120	$102,688
Cost of goods sold	119,684	86,254
Gross profit	22,436	16,434
Operating expenses:
Warehouse and delivery	4,536	3,674
Selling, general and administrative	6,969	4,918
Amortization of intangible assets	519	316
Gain on sale of fixed assets	(4)	-
Total operating expenses	12,020	8,908
OPERATING INCOME	10,416	7,526
Stock warrants revaluation	-	1,670
Interest expense, net	552	845
Income before income taxes	9,864	5,011
Income taxes	3,845	-
NET INCOME	$6,019	$5,011

BASIC NET INCOME PER COMMON SHARE	$0.55	$0.49

DILUTED NET INCOME PER COMMON SHARE	$0.55	$0.47

Weighted average shares outstanding - Basic	10,904	10,219
- Diluted	10,985	10,707

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(thousands)	First Quarter Ended
	March 31, 2013	April 1, 2012
Net income	$6,019	$5,011
Other comprehensive income	-	-
Comprehensive income	$6,019	$5,011

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 31, 2013	April 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,019	$5,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,288	1,112
Amortization of intangible assets	519	316
Stock-based compensation expense	263	120
Deferred compensation expense	59	58
Deferred income taxes	3,357	-
Gain on sale of fixed assets	(4)	-
Stock warrants revaluation	-	1,670
Decrease in cash surrender value of life insurance	23	22
Deferred financing amortization	86	150
Amortization of debt discount	-	49
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(15,097)	(15,194)
Inventories	(5,363)	(1,156)
Prepaid expenses and other	1,130	199
Accounts payable and accrued liabilities	8,951	9,499
Payments on deferred compensation obligations	(92)	(87)
Net cash provided by operating activities	1,139	1,769
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,308)	(835)
Proceeds from sale of property and equipment	481	-
Business acquisitions	-	(3,691)
Other	(6)	(6)
Net cash used in investing activities	(833)	(4,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings, net	4,382	3,430
Payment of deferred financing/debt issuance costs	(50)	(13)
Stock repurchases	(3,567)	-
Other	(50)	40
Net cash provided by financing activities	715	3,457
Increase in cash and cash equivalents	1,021	694
Cash and cash equivalents at beginning of year	434	550
Cash and cash equivalents at end of period	$1,455	$1,244

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2013 and December 31, 2012, and its results of income, comprehensive income, and cash flows for the three months ended March 31, 2013 and April 1, 2012.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations.  For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2012.  Operating results for the first quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Indefinite-Lived Intangible Assets Impairment - Qualitative Assessment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test.  The guidance gives an entity the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.  If an entity concludes that this is the case, it must perform the quantitative test.  The guidance is effective for the Company’s annual impairment test in the fourth quarter of 2013.  The Company currently plans to utilize the qualitative assessment for testing of indefinite-lived intangible assets for impairment.  The adoption of this guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Mar. 31, 2013	Dec. 31, 2012
Raw materials	$28,725	$24,197
Work in process	3,412	3,000
Finished goods	4,401	3,169
Less: reserve for inventory obsolescence	(908)	(825)
Total manufactured goods, net	35,630	29,541
Materials purchased for resale (distribution products)	17,048	17,732
Less: reserve for inventory obsolescence	(323)	(281)
Total materials purchased for resale (distribution products), net	16,725	17,451
Total inventories	$52,355	$46,992

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. (“Adorn”) acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), and Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”).  While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood and Middlebury Hardwoods remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit.  The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon International Group (“Blazon”), which remains a reporting unit for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the first quarter ended March 31, 2013.  There have been no material changes to the method of evaluating goodwill impairment during the first quarter of 2013.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Goodwill

As of March 31, 2013 and December 31, 2012, the carrying amount of goodwill in the Manufacturing segment and the Distribution segment was $10.3 million and $0.1 million, respectively.

Other Intangible Assets

As of March 31, 2013, the remaining intangible assets balance of $18.7 million is comprised of $3.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $15.3 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 1 to 19 years.

Other intangible assets, net consist of the following as of March 31, 2013 and December 31, 2012:

(thousands)	Mar. 31, 2013	Dec. 31, 2012
Trademarks	$3,504	$3,504
Customer relationships	17,228	17,228
Non-compete agreements	1,756	1,756
	22,488	22,488
Less: accumulated amortization	(3,788)	(3,269)
Other intangible assets, net	$18,700	$19,219

Changes in the carrying value of other intangible assets for the three months ended March 31, 2013 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2012	$18,242	$977	$19,219
Amortization	(398)	(121)	(519)
Balance – March 31, 2013	$17,844	$856	$18,700

5.	ACQUISITIONS

2012 Acquisitions

Décor

In March 2012, the Company acquired certain assets of Tualatin, Oregon-based Décor, a manufacturer of laminated and wrapped products for the Northwestern U.S.-based RV industry, for a net purchase price of $4.3 million.  This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector and significantly expanded the Company’s RV presence in the Northwest.  The results of operations for Décor are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Décor team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Gustafson Lighting

In July 2012, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”), a distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades to the RV industry, for a net purchase price of $2.8 million.  This acquisition provided opportunities for the Company to increase its market share and per unit content.  The results of operations for Gustafson are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.  The fair value of the identifiable assets acquired less liabilities assumed of $3.0 million exceeded the fair value of the purchase price of the business, including the building, of $2.8 million.  As a result, the Company recognized a gain of $0.2 million associated with the acquisition.  The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the condensed consolidated statements of income for the third quarter and nine months ended September 30, 2012.

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

The acquisition was funded through borrowings under the Company's 2011 Credit Facility.  Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2013.   The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$927
Inventories	1,423
Property, plant and equipment	1,429
Prepaid expenses	24
Accounts payable and accrued liabilities	(1,570)
Other liabilities	(958)
Intangible assets	757
Goodwill	994
Total net purchase price	$3,026

Middlebury Hardwoods

In October 2012, the Company acquired the business and certain assets of Middlebury, Indiana-based Middlebury Hardwoods, a manufacturer of hardwood cabinet doors, components and other hardwood products for the RV, MH, and residential kitchen cabinet industries, for a net purchase price of $19.8 million.  This acquisition provided the opportunity for the Company to increase its market share and per unit content in the cabinet door market.  The results of operations for Middlebury Hardwoods are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition.  The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Middlebury Hardwoods’ team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility (as defined herein) and includes the acquisition of accounts receivable, inventory, prepaid expenses, machinery, equipment and vehicles, and land and buildings.

Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition.  The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2013.   The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,872
Inventories	1,719
Property, plant and equipment	7,171
Prepaid expenses	144
Accounts payable and accrued liabilities	(1,223)
Intangible assets	6,470
Goodwill	3,609
Total net purchase price	$19,762

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the first quarter ended April 1, 2012 assumes the Décor, Creative Wood, and Middlebury Hardwoods acquisitions occurred as of the beginning of the year immediately preceding each such acquisition.  The pro forma information contains the actual operating results of Décor, Creative Wood, and Middlebury Hardwoods, combined with the results prior to the acquisition dates in March 2012, September 2012, and October 2012, respectively, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.  In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Décor, Creative Wood, and Middlebury Hardwoods acquisitions of approximately $0.2 million in the aggregate for the first quarter ended April 1, 2012.  Pro forma information related to the Gustafson acquisition is not included in the table below, as its financial results were not considered to be significant to the Company’s operating results for the period presented.

(thousands except per share data)	Apr. 1, 2012
Revenue	$114,450
Net income	5,307
Income per share – basic	0.52
Income per share – diluted	0.50

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For the first quarter ended April 1, 2012, revenue of approximately $2.5 million was included in the Company’s condensed consolidated statements of income pertaining to Décor, which was acquired in March 2012.  There were no businesses acquired in the first quarter of 2013.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions.  The Company recorded compensation expense of $0.3 million and $0.1 million for the first quarter ended March 31, 2013 and April 1, 2012, respectively, for its stock-based compensation plans on the condensed consolidated statements of income.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model.  The Board of Directors approved the following share grants in 2012 and 2013: 15,000 shares on February 16, 2012, 122,800 shares on March 12, 2012, 24,500 shares on May 24, 2012, 89,947 shares on March 4, 2013, and 5,000 shares on March 11, 2013.

As of March 31, 2013, there was approximately $2.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans.  That cost is expected to be recognized over a weighted-average period of 19.0 months.

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

Income per common share is calculated for the first quarter periods as follows:

(thousands except per share data)	Mar. 31, 2013	Apr. 1, 2012
Net income for basic and diluted per share calculation	$6,019	$5,011

Weighted average common shares outstanding – basic	10,904	10,219
Effect of potentially dilutive securities	81	488
Weighted average common shares outstanding – diluted	10,985	10,707

Basic net income per share	$0.55	$0.49
Diluted net income per share	$0.55	$0.47

8.	OTHER NON-CURRENT ASSETS

As of March 31, 2013 and December 31, 2012, other non-current assets of $0.8 million and $0.9 million, respectively, were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.7 million.  These borrowings were entered into in March 2011 in connection with the refinancing of the Company’s then-existing credit facility established pursuant to the 2007 Credit Agreement (as defined herein) to provide an additional source of liquidity.

9.	DEBT

Total long-term debt outstanding at March 31, 2013 and December 31, 2012 was $54.1 million and $49.7 million, respectively.

2011 Credit Facility

Prior to October 24, 2012, the Company’s debt financing was supported by its credit agreement, dated March 31, 2011, as amended, among the Company, Wells Fargo Capital Finance, LLC (“WFCF”), as the lender and agent, and Fifth-Third Bank (“Fifth-Third”) as participant (the “2011 Credit Agreement”), which consisted of a revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Facility was scheduled to mature on March 31, 2015.

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012

Credit Facility”).  The 2012 Credit Facility replaced the 2011 Credit Facility.  Initial borrowings under the 2012 Credit Facility were used in part to repay in full the borrowings outstanding under the 2011 Credit Facility.

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

•
Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates.  The Company’s existing standby letters of credit as of October 24, 2012 remained outstanding under the terms of the 2012 Credit Agreement;

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

At March 31, 2013 and December 31, 2012, the Company had $54.1 million and $49.7 million, respectively, outstanding under its Revolver.  The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $8.0 million for 2012 and $7.0 million for subsequent fiscal years.  If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

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

As of and for the fiscal period ended March 31, 2013, the Company was in compliance with all three of these financial covenants.  The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended March 31, 2013 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.40
Consolidated interest coverage ratio (12-month period)	2.25	6.50
Annual capital expenditures limitation	$7,000	$1,308

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $2.5 million principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to each of Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”) and Northcreek Mezzanine Fund I, L.P.  (“Northcreek”), or $5.0 million in the aggregate.  The March 2011 Notes bore interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and were scheduled to mature on March 31, 2016.  The Company was permitted to prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and the affiliate of Northcreek warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the ‘‘September 2011 Warrants”).   Northcreek and the affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock in November 2011.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

Repayments of March 2011 and September 2011 Notes

On March 30, 2012, the Company (i) exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest and (ii) exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

On June 29, 2012, the Company exercised its option to prepay 10%, or $770,000 in the aggregate, of the combined original principal amount of both its March 2011 Notes and September 2011 Notes, at a price of 101% of the principal amount being prepaid plus accrued interest.

On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes at a price of 104% of the principal amount prepaid plus accrued interest.

Subordinated Secured Promissory Note

Also in connection with the financing of the AIA acquisition, the 2011 Credit Agreement was amended to allow for the issuance of a 10% Promissory Note to the seller of AIA in the principal amount of $2.0 million.  The Promissory Note was scheduled to mature on September 16, 2013 and was payable in eight quarterly installments of $250,000 plus quarterly interest payments beginning on December 16, 2011.  On October 24, 2012, the Company used borrowings under the 2012 Credit Facility to prepay at par the $1.0 million remaining principal outstanding under the Promissory Note plus accrued interest.

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

Warrants Subject to Revaluation

2008 Warrants

In conjunction with the Second Amendment dated December 11, 2008 to the Company’s credit agreement, dated May 18, 2007 (the “2007 Credit Agreement), the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders. The Company accounted for the 2008 Warrants as derivative financial instruments.  The calculated fair value of the 2008 Warrants was classified as a liability and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of income.

As of January 1, 2012, there were in aggregate 328,169 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.  In the first quarter of 2012, 154,109 net shares of common stock were issued upon the cashless exercises of 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.  The fair value of the shares of $1.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

In the second quarter of 2012, 69,106 net shares of common stock were issued upon the cashless exercise of 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  The fair value of these shares of $1.0 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

In the third quarter of 2012, 68,641 net shares of common stock were issued upon the cashless exercise of the remaining 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  The fair value of these shares of $0.8 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

The 2008 Warrants were measured until their exercise at fair value on a recurring basis using Level 2 valuation methodologies.  The Company estimates the fair value of all stock warrants outstanding at the end of the period by applying the Black-Scholes model.  The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of the fair value and include the dividend yield, exercise price and forfeiture rate.  Expected volatilities are based on historical volatility of the Company stock.  The expected term of the stock warrants represents the period of time that the warrants are expected to be outstanding.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the valuation for instruments of a similar term.

The following table presents assumptions used in the Black-Scholes model to determine the change in fair value of the 2008 Warrants as of and for the fiscal period ended April 1, 2012.  There were no 2008 Warrants outstanding as of March 31, 2013.

April 1, 2012
Stock trading value (1)	$12.15
Risk-free interest rate	2.23%
Expected warrant remaining life	6.75 years
Price volatility	79.50%

(1)	Represents the closing market price of the Company’s common stock on March 30, 2012 (last trading day of the period on the NASDAQ stock market).

The Company utilized the same methodology to determine the fair value of the 2008 Warrants exercised in the three months ended April 1, 2012.  The total fair value of the outstanding warrants as of and for the three month period ended April 1, 2012 is as follows:

(thousands)	April 1, 2012
Balance at beginning of period	$1,191
Reclassification of fair value of exercised warrants to shareholders’ equity	(1,146)
Change in fair value, included in earnings	1,670
Balance at end of period	$1,715

11.	FAIR VALUE MEASUREMENTS

The 2008 Warrants were included in Level 2 of the fair value hierarchy.  Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments.  The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 31, 2013 and December 31, 2012 because of the relatively short maturities of these financial instruments.  The carrying amount of long-term debt approximated fair value as of March 31, 2013 and December 31, 2012 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

12.	COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income, net of tax, relating to changes in accumulated pension benefit was $17,000 at both March 31, 2013 and December 31, 2012.

13.	INCOME TAXES

At December 31, 2011, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $15.6 million.  No income tax expense or benefit was recorded during the first quarter ended March 31, 2012 because there was a full valuation allowance related to deferred tax assets.

In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed approximately $6.8 million of the valuation allowance in 2012, with the reversal recorded as a non-cash income tax credit on the Company’s condensed consolidated statement of income. In addition, the Company reversed the balance of its valuation allowance in 2012 to fully offset its 2012 tax provision of approximately $8.8 million.

In the first quarter of 2013, the Company recorded income taxes at its full estimated statutory combined federal and state tax rate of approximately 39%.

At December 31, 2012, the Company had a gross federal net operating loss carry forward of approximately $9.8 million and various state net operating loss carry forwards (“NOL” or collectively, the “NOLs”) of approximately $12.6 million.  These federal and state NOLs will be used to partially offset the cash portion of the income tax liability for 2013.  The Company estimates that it will fully utilize the federal NOLs in the first half of 2013 and the state NOLs within the next several years depending upon its apportionment schedules.

14.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.  The Manufacturing segment contributed approximately 78% of the Company’s net sales for both the first quarter ended March 31, 2013 and the first quarter ended April 1, 2012.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.  The Distribution segment contributed approximately 22% of the Company’s net sales for both the first quarter ended March 31, 2013 and the first quarter ended April 1, 2012.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended March 31, 2013:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$111,463	$30,657	$142,120
Intersegment sales	4,939	861	5,800
Operating income	11,724	1,919	13,643

First Quarter Ended April 1, 2012:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$79,687	$23,001	$102,688
Intersegment sales	3,991	395	4,386
Operating income	8,093	1,335	9,428

The table below presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	Mar. 31, 2013	Apr. 1, 2012
Operating income for reportable segments	$13,643	$9,428
Corporate incentive agreements	45	45
Gain on sale of fixed assets	4	-
Unallocated corporate expenses	(2,757)	(1,631)
Amortization of intangible assets	(519)	(316)
Consolidated operating income	$10,416	$7,526

15.	STOCK REPURCHASE PROGRAM

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months.  As of March 31, 2013, the Company had repurchased 258,933 shares at an average price of $13.77 for an aggregate purchase price of approximately $3.6 million.

Common Stock

The Company’s common stock does not have a stated par value.  As a result, repurchases of common stock have been reflected as a reduction of common stock on the Company’s condensed consolidated statements of financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report.  In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  See “Information Concerning Forward-Looking Statements” on page 32 of this Report.  The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED NET INCOME RESULTS
First Quarter Ended March 31, 2013 Compared to 2012

REVIEW BY BUSINESS SEGMENT
First Quarter Ended March 31, 2013 Compared to 2012
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The first quarter of 2013 started out stronger than we had anticipated in two of our primary markets as reflected by a continuation of solid growth in the recreational vehicle (“RV”) market and improving conditions in the industrial markets, evidenced by year over year growth in new housing starts.  These two market sectors represented approximately 86% of our revenue base in the first quarter of 2013.  The manufactured housing (“MH”) market experienced seasonally typical slower sales activity in the first quarter of 2013.  Overall, we have continued to capture market share through our strategic acquisition and new product initiatives which resulted in our first quarter 2013 sales levels increasing beyond the general industry results.  While the uncertainty related to general domestic economic conditions and the continued restricted consumer credit conditions appear to be contributing to fluctuating consumer confidence levels and a general lack of confidence in the overall economy, we are seeing resilience in particular in the RV market with what we believe to be upside potential in the immediate future based on current indicators.  We are anticipating continued strength and slow and steady growth in this market and further believe that RV dealers have the capacity to carry the additional inventory necessary to support this growth, which would maintain an overall balance in the industry from OEM wholesale shipments to dealer inventory levels to retail sales at this time.  While our visibility window is limited to approximately three to six months, we currently anticipate seasonal industry patterns to track consistent with the prior year.

RV Industry

The RV industry, which is our primary market and comprised 75% of the Company’s first quarter 2013 sales, continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year.  According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 79,422 units in the first quarter 2013 representing an increase of approximately 11% versus the comparable prior year period, and resulted in 13 out of 14 quarter-over-quarter increases in shipments.

We believe industry-wide retail sales and the related production levels of RVs will be dependent on the equity markets, the overall perception of the economy, and consumer confidence levels.  Continued high or increased fuel prices have the potential to negatively impact RV retail unit sales in the short-term, however, we believe that the RV market has a “lifestyle” component to it that will continue to drive a solid base shipment level.  The correlation between the indicators mentioned above lead us to believe that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve.   Additionally, the acquisitions completed in 2011 and 2012 were primarily RV market-based, and contributed to an increase in our RV market sales concentration in the first quarter of 2013 when compared to the prior year period.

Although some consumers still remain cautious when deciding whether to purchase discretionary items, such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are expected to have on the industry as the industry continues its recovery from the recent economic recession.  In particular, lifestyle trends continue to spur demand for RVs, and RV manufacturers in response have sized their products to provide a mix of space, amenities and price to fit a wide range of budget levels related to its general cost-conscious consumer base.

MH Industry

The MH industry represented approximately 14% of the Company’s first quarter 2013 sales and continues to be negatively impacted by limited financing alternatives and credit availability, slow job growth, and excess residential housing inventories.  According to industry sources, wholesale unit shipments in the first quarter of 2013, which continue to trend well below historical levels, increased approximately 1% from the comparable prior year period.  We believe that demand in the MH industry has reached the bottom of the cycle and we expect moderate growth assuming the availability of credit and recalibration of quality credit standards.  Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish, or re-establish home ownership, or whose credit ratings have been impacted by the economic and jobs environment over the past several years.  We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.  Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.   While there is still overhang related to the overall economic environment and other conditions mentioned above, we believe that there is also longer term potential for this industry as residential housing demand recovers because manufactured homes are a lower cost alternative to “stick-built” homes and an attractive entry point for many first-time home buyers and individuals and families looking to re-enter the home-ownership market.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market.  The industrial market sector, which accounted for approximately 11% of the Company’s first quarter 2013 sales, saw new housing starts for the first quarter of 2013 increase by approximately 36% from the comparable period in 2012 (as reported by the U.S. Department of Commerce).  We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.  Our sales to this market generally lag new residential housing starts by six to nine months.  In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to new residential home construction, including the retail fixture, furniture, and countertop markets.  As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets.

We are encouraged by the anticipated improvement in market conditions in 2013 and in the long-term believe that there is upside potential as it relates to residential housing growth based on pent up demand, job growth, the availability of credit, affordable interest rates, and continuing government incentives to stimulate housing demand and reduce surplus inventory due to foreclosures.

2013 Outlook

While there remains general uncertainty related to the strength of the overall economic recovery, equity markets have rebounded and the three primary markets that we serve have experienced, and are expected to continue to experience, steady growth during the first half of 2013 with full year seasonal patterns tracking trends consistent with the prior year.  The RVIA forecasts an 8% increase in RV unit shipment levels in 2013.  In addition, although we anticipate an increase in production levels in the MH industry in 2013, wholesale unit shipments will continue to be well below 2004-2007 sales levels, which averaged approximately 122,600 units during that period.  Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2013 to increase by approximately 5% compared to 2012.  New housing starts in 2013 are estimated to improve by approximately 29% year-over-year (as forecasted by the National Association of Home Builders as of May 3, 2013) consistent with improving overall economic conditions.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment improves.  We expect to continue to see overall quarter over quarter revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of any potential acquisitions that may be completed in fiscal 2013, although at declining growth rates from the first quarter of 2013 because the final three quarters of 2012 reflect a proportionally greater revenue contribution from the acquisitions completed in 2012 than the first quarter of 2012 due to their acquisition dates.  While our visibility related to sustained longer-term industry strength is limited, as we navigate through the remainder of 2013 in anticipation of steady improvement in market conditions in all three of the markets we serve, we will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals.  Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda.  We will continue to size our operating platform according to the revenue base.  Key focus areas for the balance of 2013 include strategic revenue growth, improved net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow.  Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations.  In the first quarter of 2013, capital expenditures were approximately $1.3 million versus $0.8 million in the first quarter of 2012.  The capital plan for full year 2013 includes the continued replacement of our Enterprise Resource Planning (“ERP”) system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.  The current capital plan for fiscal year 2013 includes expenditures approximating $7.0 million.

         REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 31, 2013 Compared to 2012

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	First Quarter Ended
	March 31, 2013	April 1 2012
Net sales	100.0%	100.0%
Cost of goods sold	84.2	84.0
Gross profit	15.8	16.0
Warehouse and delivery expenses	3.2	3.6
Selling, general and administrative expenses	4.9	4.8
Amortization of intangible assets	0.4	0.3
Operating income	7.3	7.3
Stock warrants revaluation	-	1.6
Interest expense, net	0.4	0.8
Income taxes	2.7	-
Net income	4.2	4.9

Net Sales.  Net sales in the first quarter of 2013 increased $39.4 million or 38.4%, to $142.1 million from $102.7 million in the first quarter of 2012.  The increase was primarily attributable to a 51% increase in the Company’s revenue from the RV industry, a 6% increase in revenues from the MH industry, and a 17% increase in revenues from the industrial markets.

Excluding the revenue contributions of the four acquisitions completed in 2012, the Company estimates its organic growth in the first quarter of 2013 at approximately 17%, or $17.4 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 6% and growth tied to overall industry growth of approximately 11%.  The remaining $22.0 million of the revenue increase in the first quarter of 2013 was attributable to the incremental contribution of the 2012 acquisitions (including related market share and industry growth), resulting in incremental growth of approximately 21% compared to the first quarter of 2012: an increase of $3.2 million from Décor Mfg., LLC (“Décor”), which was acquired in March 2012; an increase of $3.6 million from Gustafson Lighting (“Gustafson”), which was acquired in July 2012; an increase of $5.8 million from Creative Wood Designs, Inc. (“Creative Wood”), which was acquired in September 2012; and an increase of $9.4 million from Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), which was acquired in October 2012.  We expect to continue to see overall quarter over quarter revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of any potential acquisitions that may be completed in fiscal 2013, although at declining growth rates from the first quarter of 2013 because the final three quarters of 2012 reflect a proportionally greater revenue contribution from the acquisitions completed in 2012 than the first quarter of 2012 due to their acquisition dates.

The sales increase in the first quarter of 2013 is also primarily attributable to (i) increased RV market penetration, (ii) improved retail fixture and residential furniture business in the industrial market, and (iii) an increase in wholesale unit shipments in the MH industry of 1% in 2013.  The increase was partially offset by the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying.  In addition, that same customer has set up distribution centers that provide certain product lines to several of its own manufacturing facilities that we had previously been supplying.   Sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, increased 17% in first quarter 2013 from the prior year. Our sales to this market generally lag new residential housing starts by approximately six to nine months. In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market, and have targeted certain sales efforts towards market segments that are less directly tied to new residential home construction.   As a result, we have seen an increase in our revenue from the institutional fixture, furniture and countertop markets, among others.

The RV industry, which represented approximately 75% of the Company’s sales in the first quarter of 2013, saw wholesale unit shipments increase by approximately 11% in the first quarter of 2013 compared to 2012.  The MH industry represented 14% of the Company’s first quarter 2013 sales.  The industrial market sector accounted for approximately 11% of the Company’s first quarter 2013 sales.  We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 36% in the first quarter of 2013 compared to the prior year (as reported by the U.S. Department of Commerce).

Cost of Goods Sold.  Cost of goods sold increased $33.4 million or 38.7%, to $119.7 million in first quarter 2013 from $86.3 million in 2012. As a percentage of net sales, cost of goods sold increased during the first quarter of 2013 to 84.2% from 84.0% in 2012.

General fluctuations in the costs of commodities used in the manufacture of our products negatively impacted costs of goods sold as a percentage of net sales in the first quarter of 2013 compared to 2012.  Partially offsetting this increase in cost of goods sold as a percentage of net sales during the first quarter of 2013 was: (i) increased revenues relative to our overall fixed overhead cost, (ii) the impact of acquisitions completed during 2012, and (iii) actions to reduce or eliminate negative margins on certain products.  The Company’s cost of goods sold, which is generally lower in its Distribution segment than in the Manufacturing segment, will continue to benefit from increased Distribution sales resulting from acquisitions.

In addition, higher energy costs and increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter to quarter.  The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit.  Gross profit increased $6.0 million or 36.6%, to $22.4 million in first quarter 2013 from $16.4 million in 2012.  As a percentage of net sales, gross profit was 15.8% in first quarter 2013 and 16.0% in 2012.  The improvement in gross profit dollars in the first quarter of 2013 compared to 2012 reflected the positive impact of the factors discussed above under “Cost of Goods Sold” including the positive contribution to gross profit of both organic and strategic revenue growth noted above.  We believe these acquisitions will provide positive contribution to our operating profitability going forward.

The decline in gross profit as a percentage of net sales for the first quarter of 2013 primarily reflects the impact of fluctuations in the costs of commodities used in our manufacturing operations compared to the prior year as mentioned above.

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

Warehouse and Delivery Expenses.  Warehouse and delivery expenses increased $0.8 million or 21.6%, to $4.5 million in first quarter 2013 from $3.7 million in 2012.  The expense increase in the first quarter of 2013 was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 3.2% and 3.6% in first quarter 2013 and 2012, respectively.  The decrease as a percentage of net sales for the first quarter of 2013 reflected the better utilization of our truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses.   SG&A expenses increased $2.1 million or 42.9%, to $7.0 million in first quarter 2013 from $4.9 million in 2012.  As a percentage of net sales, SG&A expenses were 4.9% and 4.8% in first quarter 2013 and 2012, respectively.  Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of operating profits contributed to a net increase in selling and administrative wages, incentives and payroll taxes in first quarter 2013 compared to the prior year.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.2 million in the first quarter of 2013 compared to 2012, primarily reflecting the impact of businesses acquired since March 2012 (Décor, Gustafson, Creative Wood and Middlebury Hardwoods).  In aggregate, in conjunction with these acquisitions, the Company recognized $7.8 million in certain finite-lived intangible assets that are being amortized over periods ranging from one to 10 years.

Operating Income.  Operating income increased $2.9 million to $10.4 million in first quarter 2013 from $7.5 million in the prior year.  The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation.  The stock warrants revaluation expense of $1.7 million in the first quarter of 2012 represents a non-cash charge related to mark-to-market accounting for common stock warrants issued to certain of the Company’s former senior lenders in December 2008 (the “2008 Warrants”).

In the first quarter of 2012, 154,109 net shares of common stock were issued upon the cashless exercise of 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.  The fair value of the shares was reclassified to shareholders’ equity on the condensed consolidated statements of financial position as of the respective exercise dates.   As of April 1, 2012, there were in aggregate 148,638 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.  See Note 10 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net.   Interest expense decreased $0.3 million to $0.5 million in the first quarter of 2013 from $0.8 million in 2012. In the first quarter of 2013, borrowing rates under the 2012 Credit Facility (as defined herein) were lower than the interest rates under the 2011 Credit Facility (as defined herein) in the first quarter of 2012, as well as the interest rates on the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note issued in September 2011, all of which were outstanding during the first quarter of 2012.   These notes were repaid in full in the fourth quarter of fiscal 2012.

Income Taxes.  The Company recorded income taxes at its full estimated statutory combined federal and state tax rate of approximately 39% in the first quarter of 2013, compared to a 0% effective tax rate in the first quarter of 2012, when the Company carried a full valuation allowance against its deferred tax assets.  In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results.  As a result, the Company reversed approximately $6.8 million of the valuation allowance in 2012.  In addition, the Company reversed the balance of its valuation allowance in 2012 to fully offset its 2012 tax provision of approximately $8.8 million.

At December 31, 2012, the Company had a gross federal net operating loss carry forward of approximately $9.8 million and various state net operating loss carry forwards (“NOL” or collectively, the “NOLs”) of approximately $12.6 million.  These federal and state NOLs will be used to partially offset the cash portion of the income tax liability for 2013.  The Company estimates that it will fully utilize the federal NOLs in the first half of 2013 and the state NOLs within the next several years depending upon its apportionment schedules.

Net Income.  Net income for first quarter 2013 was $6.0 million or $0.55 per diluted share compared to $5.0 million or $0.47 per diluted share for 2012.  The changes in net income reflect the impact of the items previously discussed.

Weighted Average Diluted Shares Outstanding.  Weighted average diluted shares outstanding increased approximately 2.6% in the first quarter of 2013 compared to the prior year period, principally reflecting the issuance of common stock in connection with stock option exercises and the exercise of the 2008 Warrants.  See Notes 7 and 10 to the Condensed Consolidated Financial Statements for additional details.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate.  These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures.  This segment also includes a cabinet door division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division.  Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall and slotwall components.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, interior and exterior lighting products, and other miscellaneous products.

First Quarter Ended March 31, 2013 Compared to 2012

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

	First Quarter Ended
(thousands)	March 31, 2013	April 1, 2012
Sales
Manufacturing	$ 116,402	$ 83,678
Distribution	31,518	23,396

Gross Profit
Manufacturing	17,740	12,651
Distribution	5,812	4,084

Operating Income
Manufacturing	11,724	8,093
Distribution	1,919	1,335

Manufacturing

Sales.  Sales increased $32.7 million or 39.1%, to $116.4 million in first quarter 2013 from $83.7 million in 2012.  This segment accounted for approximately 78% of the Company’s consolidated net sales for both the first quarter of 2013 and 2012.  The sales increase reflected a 49% increase in the Company’s revenue from the RV industry and a 6% increase in revenue from the MH industry.  The revenue increase from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying.

Approximately $18.4 million of the revenue improvement in the first quarter of 2013 was attributable to the incremental contribution of acquisitions completed in 2012 (including related market share and industry growth): an increase of $3.2 million from Décor; $5.8 million from Creative Wood; and $9.4 million from Middlebury Hardwoods.  The remaining sales increase of $14.3 million in the first quarter of 2013 is primarily attributable to (i) increased RV market penetration, (ii) improved retail fixture and residential furniture business in the industrial market, (iii) an increase in wholesale unit shipments in the RV and MH industries of 11% and 1% in 2013, respectively, and (iv) improved industrial market sales primarily related to increased residential housing starts as well as our diversification efforts.  Excluding the revenue contributions of the 2012 acquisitions, the Company estimates its organic revenue growth in the manufacturing segment in the first quarter of 2013 at approximately 17%.  We expect to continue to see overall quarter over quarter revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of any potential acquisitions that may be completed in fiscal 2013, although at declining growth rates from the first quarter of 2013 because the final three quarters of 2012 reflected a proportionally greater revenue contribution from the acquisitions completed in 2012 than the first quarter of 2012 due to their acquisition dates.

Gross Profit.  Gross profit increased $5.1 million to $17.7 million in first quarter 2013 from $12.6 million in first quarter 2012.  As a percentage of sales, gross profit increased to 15.2% in first quarter 2013 from 15.1% in 2012.  Gross profit improved primarily as a result of (i) higher revenues, (ii) the impact of acquisitions completed during 2012, (iii) increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and (iv) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.

Operating Income.  Operating income increased $3.6 million to $11.7 million in first quarter 2013 from $8.1 million in the prior year.  The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales.  Sales increased $8.1 million or 34.6%, to $31.5 million in the first quarter of 2013 from $23.4 million in 2012.  This segment accounted for approximately 22% of the Company’s consolidated net sales for both the first quarter of 2013 and 2012.  The sales increase reflected a 58% increase in the Company’s revenue from the RV industry and a 6% increase in revenue from the MH industry.

The acquisition of Gustafson in the third quarter of 2012 accounted for approximately $3.6 million of the revenue increase in the first quarter of 2013.  Sales were also positively impacted during the first quarter of 2013 by a 1% in wholesale unit shipments in the MH industry, which is the primary market this segment serves.  Excluding the revenue contribution of the Gustafson acquisition, the Company estimates its organic revenue growth in the distribution segment in the first quarter of 2013 at approximately 18%.

Gross Profit.  Gross profit increased $1.7 million to $5.8 million in first quarter 2013 from $4.1 million in 2012.  As a percentage of sales, gross profit was 18.4% in first quarter 2013 compared to 17.5% in 2012. The increase in gross profit as a percentage of sales for the first quarter of 2013 is primarily attributable to the impact of increased distribution segment revenues relative to fixed costs, which was partially offset in the first quarter of 2013 by a mix shift to a higher percentage of direct shipment sales from the Company’s vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

Operating Income.  Operating income in first quarter 2013 increased $0.6 million to $1.9 million from $1.3 million in the prior year period.  The overall increase in revenues, as well as the acquisition of several new product lines during 2013 and 2012, in particular the Gustafson distribution business acquired in the third quarter of 2012, made a positive contribution to operating income during the first quarter of 2013.

Unallocated Corporate Expenses

Unallocated corporate expenses in the first quarter of 2013 increased $1.1 million to $2.7 million from $1.6 million in the comparable prior year period primarily reflecting an increase in administrative wages, incentives and payroll taxes and additional headcount associated with recent acquisitions.

        LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.  Our primary sources of liquidity have been cash flows from operating activities, cash reserves and borrowings under our 2012 Credit Facility.  Our principal uses of cash are to support working capital demands, support our acquisition and capital expenditure plans, and meet debt service requirements.

Net cash provided by operating activities was $1.1 million in the first quarter of 2013 compared to $1.8 million in the first quarter of 2012.  Trade receivables increased $15.1 million and $15.2 million, respectively, in the first quarter of 2013 and 2012, reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2012.  Inventories increased $5.4 million in the first quarter of 2013 compared to a $1.2 million increase in the comparable 2012 period, primarily reflecting an increase in sales volumes and the Company’s efforts to continue to be able to meet anticipated rising customer demand, as well as the post-acquisition sales increases of the 2012 acquisitions.  While the Company continues to aggressively manage inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, we made certain strategic decisions in the first quarter of 2013 to increase our inventory levels to be able to meet anticipated demand, thus resulting in lower inventory turn levels.  We expect our inventory turn levels to increase as we enter the subsequent quarters based on the expected seasonality of our business, and we will work together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities.  Net deferred tax assets decreased $3.4 million due to the utilization of the federal and state NOL’s in the first quarter of 2013.

Investing Activities

Investing activities used cash of $0.8 million in the first quarter of 2013 primarily to fund capital expenditures of $1.3 million.  Cash used in investing activities of $4.5 million in the first quarter of 2012 was primarily to fund the Décor acquisition for $3.7 million.

The capital plan for full year 2013 includes spending related to the replacement of our current management information systems, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.  Our current operating model forecasts capital expenditures for 2013 to be approximately $7.0 million.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing ERP software system.  The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months which began in the fourth quarter of 2012.  Total capital expenditures on the ERP project are projected to be $1.0 million in 2013.

Financing Activities

Net cash flows provided by financing activities were $0.7 million in the first quarter of 2013 compared to $3.5 million in the comparable 2012 period.

For the first quarter of 2013, the net increase in borrowings on the Company’s revolving line of credit was $4.4 million.  As of March 31, 2013, the committed but unused portion of the revolving line of credit was approximately $24.9 million.

In the first quarter of 2013, the Company repurchased 258,933 shares of common stock, for an aggregate purchase price of $3.6 million, under the $10 million stock repurchase program authorized by the Company’s Board of Directors in February 2013.  In the period from April 1, 2013 to April 26, 2013 (during the Company’s second fiscal quarter), the Company repurchased an additional 75,881 shares of common stock for an aggregate purchase price of $1.1 million.  As of April 26, 2013, there was approximately $5.3 million available to be purchased under the authorized stock repurchase program.

For the first three months of 2012, the net increase in long-term debt borrowings of $3.4 million consisted of net borrowings on the Company’s revolving line of credit of $4.4 million which were partially offset by (i) the March 30, 2012 prepayment of 10%, or $770,000 in the aggregate, of the combined $7.7 million original principal amount of the Company’s March 2011 notes and September 2011 Notes, that were issued in connection with the 2011 Credit Facility and the financing of the AIA acquisition in September 2011, respectively, and (ii) the quarterly principal repayment of $0.2 million related to the 10% Promissory Note issued in September 2011.

Capital Resources

2008 Warrants

In conjunction with the Second Amendment dated December 11, 2008 to the Company’s credit agreement, dated May 18, 2007 (the “2007 Credit Agreement”), the Company issued the 2008 Warrants to its then existing lenders. The Company accounted for the 2008 Warrants as derivative financial instruments.  The calculated fair value of the 2008 Warrants was classified as a liability and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the condensed consolidated statements of income.

As of January 1, 2012, there were in aggregate 328,169 shares of common stock issuable upon exercise of the then remaining 2008 Warrants.  In the first quarter of 2012, 154,109 net shares of common stock were issued upon the cashless exercises of 2008 Warrants to purchase 179,531 shares in the aggregate of the Company’s common stock.  The fair value of the shares of $1.1 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

In the second quarter of 2012, 69,106 net shares of common stock were issued upon the cashless exercise of 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  The fair value of these shares of $1.0 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

In the third quarter of 2012, 68,641 net shares were issued upon the cashless exercise of the remaining 2008 Warrants to purchase 74,319 shares of the Company’s common stock.  The fair value of these shares of $0.8 million was reclassified to shareholders’ equity on the condensed consolidated statements of financial position.

2011 Credit Facility

Prior to October 24, 2012, the Company’s debt financing was supported by its credit agreement, dated March 31, 2011, as amended, among the Company, Wells Fargo Capital Finance, LLC (“WFCF”), as the lender and agent, and Fifth-Third Bank (“Fifth-Third”) as participant (the “2011 Credit Agreement”), which consisted of a revolving secured senior credit facility (the “2011 Credit Facility”).  The 2011 Credit Facility was scheduled to mature on March 31, 2015.

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility replaced the 2011 Credit Facility.  Initial borrowings under the 2012 Credit Facility were used in part to repay in full the borrowings outstanding under the 2011 Credit Facility.

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

•
Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates.  The Company’s existing standby letters of credit as of October 24, 2012 remained outstanding under the terms of the 2012 Credit Agreement;

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

At March 31, 2013 and December 31, 2012, the Company had $54.1 million and $49.7 million, respectively, outstanding under its Revolver.  The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $8.0 million for 2012 and $7.0 million for subsequent fiscal years.  If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

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

As of and for the fiscal period ended March 31, 2013, the Company was in compliance with all three of these financial covenants.  The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended March 31, 2013 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.40
Consolidated interest coverage ratio (12-month period)	2.25	6.50
Annual capital expenditures limitation	$7,000	$1,308

Secured Senior Subordinated Notes

March 2011 Notes

In connection with entering into the 2011 Credit Agreement, the Company issued $2.5 million principal amount of Secured Senior Subordinated Notes (the “March 2011 Notes”) to each of Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”) and Northcreek Mezzanine Fund I, L.P.  (“Northcreek”), or $5.0 million in the aggregate.  The March 2011 Notes bore interest at a rate equal to 10% per annum until March 31, 2013 and 13% thereafter, and were scheduled to mature on March 31, 2016.  The Company was permitted to prepay all or any portion of the March 2011 Notes at any time based on pre-defined percentages of the principal amount being prepaid.

In connection with the issuance of the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ‘‘March 2011 Warrants”).  Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively.  The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

In connection with the issuance of the September 2011 Notes, the Company issued to Northcreek and the affiliate of Northcreek warrants to purchase, in the aggregate, 135,00 shares of the Company’s common stock at an exercise price of $0.01 per share (the “September 2011 Warrants”).  Northcreek and the affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock in November 2011.  The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was being amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.  In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

Repayments of March 2011 and September 2011 Notes

On March 30, 2012, the Company (i) exercised its option to prepay 10%, or $500,000 in the aggregate, of the original principal amount of its March 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest and (ii) exercised its option to prepay 10%, or $270,000 in the aggregate, of the original principal amount of its September 2011 Notes at a price of 101% of the principal amount being prepaid plus accrued interest.

On June 29, 2012, the Company exercised its option to prepay 10%, or $770,000 in the aggregate, of the combined original principal amount of both its March 2011 Notes and September 2011 Notes, at a price of 101% of the principal amount being prepaid plus accrued interest.

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

Cash, cash equivalents, cash generated from operations and borrowings available under our 2012 Credit Facility are expected to be sufficient to finance the known and/or foreseeable liquidity and capital needs of the Company for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million.  Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders.  The Company had approximately $54.1 million outstanding under its revolver as of March 31, 2013.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement.  In the first quarter of 2013 and for the fiscal period ended December 31, 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement.  Based on our 2013 operating plan, we expect to continue to maintain compliance with the financial covenants under our 2012 Credit Agreement, notwithstanding continued uncertain and volatile market conditions.

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

In 2013, our management team is focused on increasing market share, maintaining margins, the implementation of our new ERP system, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, and acquiring businesses/product lines that meet established criteria, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels.  In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s previously announced stock buyback program.  In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software in addition to costs incurred from the services provided by third party consultants.  The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months which began in the fourth quarter of 2012.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate.  Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters.  However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting fluctuations in RV dealer inventories and more importantly changing dealer show schedules which have migrated from the fourth quarter to the September/October timeframes by the two largest original equipment manufacturers in the industry.  Consequently, and as a result of our increasing concentration in the RV industry, the seasonal trend pattern has shifted with the strongest demand being reported generally in the first and second quarters of the fiscal year.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.  The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.  Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur.  There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement.  The Company does not undertake to publicly update or revise any forward-looking statements except as required by law.  Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluationof disclosure controls and procedures.  Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.   In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software.  As a result, certain internal controls have been incrementally strengthened, and will continue to be strengthened, due both to the installation of ERP software and business process changes. Implementation of additional functions of the ERP system and business process changes are expected to be executed in phases over a period of 18 to 24 months which began in the fourth quarter of 2012 to further strengthen the Company’s internal control.  In addition, the Company plans to convert systems used by recently acquired businesses to the new ERP system based on a pre-defined timeline.

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 31, 2013 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
Jan. 1-Jan. 27, 2013	-	$-	-	$-
Jan. 28-Mar. 3, 2013	91,498	12.97	91,498	8,813,180
Mar. 4-Mar. 31, 2013	167,435	14.21	167,435	6,433,264
Total	258,933	$13.77	258,933

(1)	Includes commissions paid to repurchase shares.

(2)
On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months.  The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors.  In the first quarter of 2013, the Company repurchased 258,933 shares through this program through the open market or in privately negotiated transactions for an aggregate purchase price of approximately $3.6 million.

In the period from April 1, 2013 to April 26, 2013 (during the Company’s second fiscal quarter), the Company repurchased an additional 75,881 shares of common stock for an aggregate purchase price of approximately $1.1 million.  As of April 26, 2013, there was approximately $5.3 million available to be repurchased under the authorized stock repurchase program.

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
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.LAB XBRL Taxonomy Label Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, and (iv) the Condensed Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 14, 2013	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer