Form 10-Q
period 2013-06-30
PATRICK INDUSTRIES INC
filed 2013-08-13
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Yes [X] No [ ]

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

Yes [ ] No [X]

As of July 26, 2013, there were 10,566,430 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Income (Unaudited)
Second Quarter and Six Months Ended June 30, 2013 and July 1, 2012	4

Condensed Consolidated Statements of Comprehensive Income (Unaudited) Second Quarter and Six Months Ended June 30, 2013 and July 1, 2012	5

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2013 and July 1, 2012	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-18

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18-35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4. CONTROLS AND PROCEDURES	35
PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 6. EXHIBITS	36-37

SIGNATURES	38

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
	(Unaudited)
(thousands)	June 30, 2013	Dec. 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$5,378	$434
Trade receivables, net	31,963	17,858
Inventories	51,674	46,992
Deferred tax assets	3,292	5,149
Prepaid expenses and other	2,473	3,237
Total current assets	94,780	73,670
Property, plant and equipment, at cost	95,031	94,470
Less accumulated depreciation	57,442	57,401
Property, plant and equipment, net	37,589	37,069
Goodwill	10,362	10,362
Intangible assets, net of accumulated amortization (2013: $4,309; 2012: $3,269)	18,179	19,219
Deferred tax assets	717	676
Deferred financing costs, net of accumulated amortization (2013: $1,170; 2012: $975)	1,513	1,612
Other non-current assets	828	861
TOTAL ASSETS	$163,968	$143,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$32,112	$17,336
Accrued liabilities	11,780	11,816
Total current liabilities	43,892	29,152
Long-term debt	46,008	49,716
Deferred compensation and other	3,026	3,193
TOTAL LIABILITIES	92,926	82,061

SHAREHOLDERS’ EQUITY
Common stock	49,148	55,501
Additional-paid-in-capital	6,716	4,305
Accumulated other comprehensive income	17	17
Retained earnings	15,161	1,585
TOTAL SHAREHOLDERS’ EQUITY	71,042	61,408
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$163,968	$143,469

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

NET SALES	$159,576	$115,605	$301,696	$218,293
Cost of goods sold	134,416	97,766	254,100	184,020
GROSS PROFIT	25,160	17,839	47,596	34,273

Operating expenses:
Warehouse and delivery	4,710	3,981	9,246	7,655
Selling, general and administrative	7,441	5,940	14,410	10,858
Amortization of intangible assets	521	334	1,040	650
Gain on sale of fixed assets	(426)	(3)	(430)	(3)
Total operating expenses	12,246	10,252	24,266	19,160

OPERATING INCOME	12,914	7,587	23,330	15,113
Stock warrants revaluation	-	134	-	1,804
Interest expense, net	522	790	1,074	1,635
Income before income taxes (credit)	12,392	6,663	22,256	11,674
Income taxes (credit)	4,835	(6,650)	8,680	(6,650)
NET INCOME	$7,557	$13,313	$13,576	$18,324

BASIC NET INCOME PER COMMON SHARE	$0.70	$1.26	$1.26	$1.77
DILUTED NET INCOME PER COMMON SHARE	$0.70	$1.22	$1.25	$1.70

Weighted average shares outstanding - Basic	10,720	10,526	10,814	10,373
- Diluted	10,762	10,921	10,856	10,758

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income	$7,557	$13,313	$13,576	$18,324
Other comprehensive income	-	-	-	-
Comprehensive income	$7,557	$13,313	$13,576	$18,324

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 30, 2013	July 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,576	$18,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,490	1,889
Amortization of intangible assets	1,040	650
Stock-based compensation expense	595	341
Deferred compensation expense	117	117
Reversal of tax valuation allowance	-	(6,650)
Deferred income taxes	1,816	-
Gain on sale of fixed assets	(430)	(3)
Stock warrants revaluation	-	1,804
Decrease in cash surrender value of life insurance	45	45
Deferred financing amortization	195	295
Amortization of debt discount	-	98
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(14,105)	(10,221)
Inventories	(4,682)	(5,628)
Prepaid expenses and other	719	(54)
Accounts payable and accrued liabilities	13,858	13,499
Payments on deferred compensation obligations	(200)	(191)
Net cash provided by operating activities	15,034	14,315
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,524)	(2,193)
Proceeds from sale of property, equipment and facility	989	3
Business acquisitions	-	(3,691)
Other	(12)	(13)
Net cash used in investing activities	(2,547)	(5,894)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt payments, net	(3,708)	(7,679)
Payment of deferred financing/debt issuance costs	(96)	(13)
Stock repurchases	(6,078)	-
Realization of excess tax benefit on stock-based compensation	2,363	-
Proceeds from exercise of stock options, including tax benefit	60	116
Other	(84)	-
Net cash used in financing activities	(7,543)	(7,576)
Increase in cash and cash equivalents	4,944	845
Cash and cash equivalents at beginning of year	434	550
Cash and cash equivalents at end of period	$5,378	$1,395

 See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2013 and December 31, 2012, and its results of income, comprehensive income, and cash flows for the three and six months ended June 30, 2013 and July 1, 2012.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the second quarter and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

2.        INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	June 30, 2013	Dec. 31, 2012
Raw materials	$26,509	$24,197
Work in process	4,339	3,000
Finished goods	4,528	3,169
Less: reserve for inventory obsolescence	(812)	(825)
Total manufactured goods, net	34,564	29,541
Materials purchased for resale (distribution products)	17,447	17,732
Less: reserve for inventory obsolescence	(337)	(281)
Total materials purchased for resale (distribution products), net	17,110	17,451
Total inventories	$51,674	$46,992

3.        GOODWILL AND INTANGIBLE ASSETS

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

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the second quarter and six months ended June 30, 2013. There have been no material changes to the method of evaluating goodwill impairment during the second quarter of 2013. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Goodwill

As of June 30, 2013 and December 31, 2012, the $10.4 million carrying amount for goodwill is comprised of $10.3 million attributable to the Manufacturing segment and $0.1 million attributable to the Distribution segment.

Other Intangible Assets

As of June 30, 2013, the remaining intangible assets balance of $18.2 million is comprised of $3.5 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $14.7 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 1 to 19 years.

Other intangible assets, net consist of the following as of June 30, 2013 and December 31, 2012:

(thousands)	June 30, 2013	Dec. 31, 2012
Trademarks	$3,504	$3,504
Customer relationships	17,228	17,228
Non-compete agreements	1,756	1,756
	22,488	22,488
Less: accumulated amortization	(4,309)	(3,269)
Other intangible assets, net	$18,179	$19,219

Changes in the carrying value of other intangible assets for the six months ended June 30, 2013 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2012	$18,242	$977	$19,219
Amortization	(884)	(156)	(1,040)
Balance – June 30, 2013	$17,358	$821	$18,179

 4.       ACQUISITIONS

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

Gustafson Lighting

In July 2012, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”), a distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades to the RV industry, for a net purchase price of $2.8 million. This acquisition provided opportunities for the Company to increase its market share and per unit content. The results of operations for Gustafson are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The fair value of the net assets acquired of $3.0 million exceeded the purchase consideration of $2.8 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition during the third quarter of 2012, with the gain included in the line item “Gain on sale of fixed assets and acquisition of business” in the condensed consolidated statements of income for the third quarter ended September 30, 2012.

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

Pro Forma Information

The following pro forma information for the second quarter and six months ended July 1, 2012 assumes the Décor, Creative Wood, and Middlebury Hardwoods acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Décor, Creative Wood, and Middlebury Hardwoods, combined with the results prior to the acquisition dates in March 2012, September 2012, and October 2012, respectively, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Décor, Creative Wood, and Middlebury Hardwoods acquisitions of approximately $0.2 million and $0.4 million, in the aggregate, for the second quarter and six months ended July 1, 2012, respectively. Pro forma information related to the Gustafson acquisition is not included in the table below, as its financial results were not considered to be significant to the Company’s operating results for the periods presented.

(thousands except per share data)	Second Quarter Ended July 1, 2012	Six Months Ended July 1, 2012
Revenue	$123,228	$237,678
Net income	13,345	18,652
Income per share – basic	1.27	1.80
Income per share - diluted	1.22	1.73

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For the second quarter and six months ended July 1, 2012, revenue of approximately $5.7 million and $8.2 million, respectively, was included in the Company’s condensed consolidated statements of income pertaining to Décor, which was acquired in March 2012. There were no businesses acquired in the second quarter of 2012. In addition, there were no businesses acquired in either the second quarter or first six months of 2013.

5.        STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $0.3 million and $0.2 million for the second quarters ended June 30, 2013 and July 1, 2012, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the comparable six months periods, the Company recorded $0.6 million and $0.3 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option awards as of the grant date by applying the Black-Scholes option pricing model. The Board of Directors approved the following share grants in 2012 and 2013: 15,000 shares on February 16, 2012, 122,800 shares on March 12, 2012, 24,500 shares on May 24, 2012, 89,947 shares on March 4, 2013, 5,000 shares on March 11, 2013, and 19,480 shares on May 23, 2013.

As of June 30, 2013, there was approximately $2.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 20.1 months.

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

Income per common share is calculated for the second quarter and six months periods as follows:

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income for basic and diluted per share calculation	$7,557	$13,313	$13,576	$18,324
Weighted average common shares outstanding - basic	10,720	10,526	10,814	10,373
Effect of potentially dilutive securities	42	395	42	385
Weighted average common shares outstanding - diluted	10,762	10,921	10,856	10,758
Basic net income per share	$0.70	$1.26	$1.26	$1.77
Diluted net income per share	$0.70	$1.22	$1.25	$1.70

7.        OTHER NON-CURRENT ASSETS

As of June 30, 2013 and December 31, 2012, other non-current assets of $0.8 million and $0.9 million, respectively, were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.7 million. These borrowings were entered into in March 2011 in connection with the refinancing of the Company’s then-existing credit facility established pursuant to the 2007 Credit Agreement (as defined herein) to provide an additional source of liquidity.

8.        DEBT

Total long-term debt outstanding at June 30, 2013 and December 31, 2012 was $46.0 million and $49.7 million, respectively.

2011 Credit Facility

Prior to October 24, 2012, the Company’s debt financing was supported by its credit agreement, dated March 31, 2011, as amended, among the Company, Wells Fargo Capital Finance, LLC (“WFCF”), as the lender and agent, and Fifth-Third Bank (“Fifth-Third”) as participant (the “2011 Credit Agreement”), which consisted of a $50 million revolving secured senior credit facility (the “2011 Credit Facility”). The 2011 Credit Facility was scheduled to mature on March 31, 2015.

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

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

●	The maturity date for the 2012 Credit Facility is October 24, 2017;

●	Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80.0 million;

●	The Company has the option to increase the 2012 Credit Facility by an amount up to $20 million upon request to and subject to the approval of the Lenders;

●

The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

●	The Revolver includes a sub-limit up to $5,000,000 for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

●

Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates. The Company’s existing standby letters of credit as of October 24, 2012 remained outstanding under the terms of the 2012 Credit Agreement;

●

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

At June 30, 2013 and December 31, 2012, the Company had $46.0 million and $49.7 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $8.0 million for 2012 and subsequent fiscal years. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period. For fiscal year 2013 and subsequent fiscal years, the limitation on annual capital expenditures was increased to $8.0 million from $7.0 million per the Second Amendment, dated June 28, 2013, to the 2012 Credit Agreement.

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

For the six months ended June 30, 2013, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended June 30, 2013 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.00
Consolidated interest coverage ratio (12-month period)	2.25	5.00
Annual capital expenditures limitation (actual year-to-date)	$8,000	$3,524

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

In connection with the issuance of the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the “March 2011 Warrants”). Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively. The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011. In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

9.        DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents assumptions used in the Black-Scholes model to determine the change in fair value of the 2008 Warrants as of and for the fiscal period ended July 1, 2012. There were no 2008 Warrants outstanding as of June 30, 2013.

July 1, 2012
Stock trading value (1)	$12.75
Risk-free interest rate	1.47%
Expected warrant remaining life (in years)	6.50
Price volatility	80.92%

(1)	Represents the closing market price of the Company’s common stock on June 29, 2012 (last trading day of the period on the NASDAQ stock market).

The Company utilized the same methodology to determine the fair value of the 2008 Warrants exercised in the six months ended July 1, 2012. The total fair value of the outstanding warrants as of and for the six month period ended July 1, 2012 is as follows:

(thousands)	July 1, 2012
Balance at beginning of period	$1,191
Reclassification of fair value of exercised warrants to shareholders’ equity	(2,096)
Change in fair value, included in earnings	1,804
Balance at end of period	$899

10.      FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of June 30, 2013 and December 31, 2012 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of June 30, 2013 and December 31, 2012 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

11.      COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income, net of tax, relating to changes in accumulated pension benefit was $17,000 at both June 30, 2013 and December 31, 2012.

12.      INCOME TAXES

At December 31, 2011, the Company had a tax valuation allowance for deferred tax assets net of deferred tax liabilities not expected to be utilized of $15.6 million. No income tax expense or benefit was recorded during the first quarter ended March 31, 2012 because there was a full valuation allowance related to deferred tax assets.

In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results. As a result, the Company reversed approximately $6.8 million of the valuation allowance in 2012, of which $6.7 million was reversed in the second quarter of 2012, with the reversal recorded as a non-cash income tax credit on the

Company’s condensed consolidated statement of income. In addition, the Company reversed the balance of its valuation allowance in 2012 to fully offset its 2012 tax provision of approximately $8.8 million.

In the second quarter and first six months of 2013, the Company recorded income taxes at an estimated full year effective tax rate of approximately 39%.

At December 31, 2012, the Company had a gross federal net operating loss (“NOL”) carry forward of approximately $9.8 million that was fully utilized in the first six months of 2013. In addition, the Company had various state NOLs of approximately $12.6 million at December 31, 2012, of which approximately $3.3 million were utilized in the first six months of 2013. The federal and state NOLs utilized in the first six months of 2013 were used to partially offset the cash portion of the income tax liability for 2013. The Company estimates that it will fully utilize a significant majority of the remaining state NOLs by the end of 2014.

13.      SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing - Utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 78% and 77% of the Company’s net sales for the six months ended June 30, 2013 and July 1, 2012, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 22% and 23% of the Company’s net sales for the six months ended June 30, 2013 and July 1, 2012, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 30, 2013:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$125,027	$34,549	$159,576
Intersegment sales	5,282	751	6,033
Operating income	13,355	2,353	15,708

Second Quarter Ended July 1, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$88,549	$27,056	$115,605
Intersegment sales	4,146	501	4,647
Operating income	8,684	1,376	10,060

Six Months Ended June 30, 2013:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$236,490	$65,206	$301,696
Intersegment sales	10,221	1,612	11,833
Operating income	25,079	4,272	29,351

Six Months Ended July 1, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$168,236	$50,057	$218,293
Intersegment sales	8,137	896	9,033
Operating income	16,777	2,711	19,488

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Operating income for reportable segments	$15,708	$10,060	$29,351	$19,488
Corporate incentive agreements	(1)	45	44	90
Gain on sale of fixed assets	426	3	430	3
Unallocated corporate expenses	(2,698)	(2,187)	(5,455)	(3,818)
Amortization of intangible assets	(521)	(334)	(1,040)	(650)
Consolidated operating income	$12,914	$7,587	$23,330	$15,113

14.      STOCK REPURCHASE PROGRAM

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months. As of June 30, 2013, the Company had repurchased 407,330 shares at an average price of $14.92 for an aggregate purchase price of approximately $6.1 million.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected as a reduction of common stock on the Company’s condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on pages 34 and 35 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 30, 2013 Compared to 2012

REVIEW BY BUSINESS SEGMENT

Second Quarter and Six Months Ended June 30, 2013 Compared to 2012

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The second quarter and first six months of 2013 reflected a continuation of solid growth in the recreational vehicle (“RV”) market and improving conditions in the industrial markets, evidenced by year over year growth in new housing starts. These two market sectors represented approximately 85% of our revenue base in the first six months of 2013. The manufactured housing (“MH”) market experienced seasonally typical sales activity in the first six months of 2013. Overall, we have continued to capture market share through our strategic acquisitions and new product initiatives which resulted in our six months 2013 sales levels increasing beyond the general industry results. While the uncertainty related to general domestic economic conditions and the continued restricted consumer credit conditions appear to be contributing to fluctuating consumer confidence levels and a general lack of confidence in the overall economy, we are seeing resilience, in particular in the RV market, with what we believe to be upside potential in the immediate future based on current indicators.

RV Industry

The RV industry, which is our primary market and comprised 74% of the Company’s six months 2013 sales, continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 95,449 units in the second quarter of 2013, representing an increase of approximately 14% versus the prior year period, and resulted in 14 out of 15 quarter-over-quarter increases in shipments. In the first six months of 2013, shipment levels reached 174,871 units, an increase of approximately 13% over 2012.

We believe industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, and conditions in the credit markets. Continued high or increased fuel prices have the potential to negatively impact RV retail unit sales in the short-term, however, we believe that the RV market has a “lifestyle” component to it that will continue to drive a solid base shipment level. The correlation between the indicators mentioned above lead us to believe that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve. We are anticipating continued slow and steady growth in this market and further believe that RV dealers have the capacity to carry the additional inventory necessary to support this growth, which would maintain an overall balance in the industry from OEM wholesale shipments to dealer inventory levels to retail sales at this time. Additionally, the acquisitions completed in 2012 were primarily RV market-based, and contributed to an increase in our RV market sales concentration in the first six months of 2013 when compared to the prior year period.

Although some consumers still remain cautious when deciding whether to purchase discretionary items, such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers are expected to have on the industry. In particular, lifestyle trends continue to spur demand for RVs, and RV manufacturers in response have sized their products to provide a mix of space, amenities and price to fit a wide range of budget levels related to its general cost-conscious consumer base.

MH Industry

The MH industry represented approximately 15% of the Company’s six months 2013 sales and continues to be negatively impacted by limited financing alternatives and credit availability, slow job growth, and in certain geographic areas, excess residential housing inventories. According to industry sources, wholesale unit shipments in the second quarter of 2013 and the first six months of 2013, which continue to trend well below historical levels, increased approximately 9% and 5%, respectively, from the comparable prior year periods. We believe that demand in the MH industry has reached the bottom of the cycle and we expect moderate growth assuming the availability of credit and recalibration of quality credit standards. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish, or re-establish home ownership, or whose credit ratings have been impacted by the economic and jobs environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives. Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. While there is still overhang related to the overall economic environment and other conditions mentioned above, we believe that there is also longer term potential for this industry as residential housing demand recovers. Manufactured homes are a lower cost alternative to “stick-built” homes and an attractive entry point for many first-time home buyers and individuals and families looking to re-enter the home-ownership market.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market. The industrial market sector, which accounted for approximately 11% of the Company’s six months 2013 sales, saw new housing starts for the second quarter of 2013 and the first six months of 2013 increase by approximately 17% and 24%, respectively, from the comparable periods in 2012 (as reported by the U.S. Department of Commerce). We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities. Our sales to this market generally lag new residential housing starts by six to nine months. In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new residential home construction, including the retail fixture, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets.

We are encouraged by the improvement in market conditions in 2013 and in the long-term believe that there is upside potential as it relates to residential housing growth based on pent up demand, job growth, the availability of credit, and affordable interest rates.

Second Half 2013 Outlook

While there remains general uncertainty related to the strength of the overall economic recovery, the three primary markets that we serve have experienced steady growth in the first half of 2013, which we expect to continue during the remainder of 2013 with full year seasonal patterns tracking trends consistent with the prior year. The RVIA forecasts an 8% increase in RV unit shipment levels in 2013. In addition, although we anticipate an increase in production levels in the MH industry in 2013, wholesale unit shipments will continue to be well below 2004-2007 sales levels, which averaged approximately 122,600 units during that period. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2013 to increase by approximately 6% compared to 2012. New housing starts in 2013 are estimated to improve by approximately 19% year-over-year (as forecasted by the National Association of Home Builders as of August 5, 2013) consistent with improving overall economic conditions.

We believe we are well-positioned to increase revenues in all of the markets that we serve as the overall economic environment improves. While our visibility related to longer-term industry conditions is limited to approximately three to six months, we expect to continue to see quarter over quarter revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of any potential acquisitions that may be completed in fiscal 2013. This growth will be at lower rates from the first six months of 2013 because the last two quarters of 2012 reflected a proportionally greater revenue contribution from the acquisitions completed in 2012 than the first six months of 2012 due to their acquisition dates. We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the balance of 2013 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

●	sales into additional commercial/institutional markets to diversify revenue base;
●	further improvement of operating efficiencies in all manufacturing operations and corporate functions;
●	acquisition of businesses/product lines that meet established criteria;
●	aggressive management of inventory quantities and pricing, and the addition of select key commodity suppliers; and
●	ongoing development of existing product lines and the addition of new product lines.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations. In the first six months of 2013, capital expenditures were approximately $3.5 million versus $2.2 million in the first six months of 2012. The capital plan for full year 2013 includes the continued replacement of our Enterprise Resource Planning (“ERP”) system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. The current capital plan for fiscal year 2013 includes expenditures approximating $8.0 million. In June 2013, our 2012 Credit Agreement (as defined herein) was amended to increase the limitation on annual capital expenditures from $7.0 million to $8.0 million for the full year 2013 and for subsequent fiscal years in order to accommodate the forecasted increase in our capital expenditure needs as described above.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 30, 2013 Compared to 2012

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Second Quarter Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.2	84.6	84.2	84.3
Gross profit	15.8	15.4	15.8	15.7
Warehouse and delivery expenses	3.0	3.4	3.1	3.5
Selling, general and administrative expenses	4.7	5.1	4.8	5.0
Amortization of intangible assets	0.3	0.3	0.3	0.3
Gain on sale of fixed assets	(0.3)	-	(0.1)	-
Operating income	8.1	6.6	7.7	6.9
Stock warrants revaluation	-	0.1	-	0.8
Interest expense, net	0.3	0.7	0.4	0.8
Income taxes (credit)	3.0	(5.7)	2.9	(3.1)
Net income	4.8	11.5	4.4	8.4

Net Sales. Net sales in the second quarter of 2013 increased $44.0 million or 38.0%, to $159.6 million from $115.6 million in the second quarter of 2012. The increase was primarily attributable to a 46% increase in the Company’s revenue from the RV industry, a 13% increase in revenues from the MH industry, and a 33% increase in revenues from the industrial markets.

Excluding the revenue contributions of the four acquisitions completed in 2012, the Company estimates its organic growth in the second quarter of 2013 at approximately 20%, or $22.8 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 7% and growth tied to overall industry improvement of approximately 13%. The remaining $21.2 million of the revenue increase in the second quarter of 2013 was attributable to the incremental contribution of the 2012 acquisitions (including related market share and industry growth), resulting in incremental growth of approximately 18% compared to the second quarter of 2012: an increase of $1.3 million from Décor Mfg., LLC (“Décor”), which was acquired in March 2012; an increase of $3.9 million from Gustafson Lighting (“Gustafson”), which was acquired in July 2012; an increase of $6.0 million from Creative Wood Designs, Inc. (“Creative Wood”), which was acquired in September 2012; and an increase of $10.0 million from Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), which was acquired in October 2012.

For the six months ended June 30, 2013, net sales increased $83.4 million or 38.2%, to $301.7 million from $218.3 million in the prior year period. The increase was primarily attributable to a 48% increase in the Company’s revenue from the RV industry, a 10% increase in revenues from the MH industry, and a 25% increase in revenues from the industrial markets.

Excluding the revenue contributions of the four acquisitions completed in 2012, the Company estimates its organic growth in the first six months of 2013 at approximately 18%, or $40.2 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 7% and growth tied to overall industry improvement of approximately 11%. The remaining $43.2 million of the revenue increase in the first six months of 2013 was attributable to the incremental contribution of the 2012 acquisitions (including related market share and industry growth), resulting in incremental growth of approximately 20% compared to the six months of 2012: an increase of $4.5 million from Décor; an increase of $7.5 million from Gustafson; an increase of $11.8 million from Creative Wood; and an increase of $19.4 million from Middlebury Hardwoods.

The sales increase in the second quarter and first six months of 2013 is also primarily attributable to: (i) increased RV market penetration, (ii) improved retail fixture and residential cabinet and furniture business in the industrial market, and (iii) an increase in wholesale unit shipments in the MH industry. The increase was partially offset by the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying. In addition, that same customer has set up distribution centers that provide certain product lines to several of its own manufacturing facilities that we had previously been supplying. However, increased sales of other products to this same customer helped to offset the overall impact from those vertical integration efforts. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The RV industry, which represented approximately 73% and 74% of the Company’s sales in the second quarter and first six months of 2013, respectively, saw wholesale unit shipments increase by approximately 14% and 13%, respectively, in those periods compared to 2012. The MH industry, which represented 16% of the Company’s second quarter 2013 sales, experienced a 9% increase in wholesale unit shipments compared to the prior year period. For the first six months of 2013, the MH industry represented approximately 15% of the Company’s sales. On a year-to-date basis, MH unit shipments increased approximately 5% from 2012. The industrial market sector accounted for approximately 11% of the Company’s sales in both the second quarter and first six months 2013. We estimate that approximately 60% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 17% in the second quarter of 2013 and 24% in the first six months of 2013 compared to the prior year periods (as reported by the U.S. Department of Commerce).

We expect to continue to see quarter over quarter revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of any potential acquisitions that may be completed in fiscal 2013. This growth will be at lower rates from the first six months of 2013 because the last two quarters of 2012 reflect a proportionally greater revenue contribution from the acquisitions completed in 2012 than the first six months of 2012 due to their acquisition dates.

Cost of Goods Sold. Cost of goods sold increased $36.6 million or 37.5%, to $134.4 million in second quarter 2013 from $97.8 million in 2012. As a percentage of net sales, cost of goods sold decreased during the second quarter of 2013 to 84.2% from 84.6% in 2012. For the first six months of 2013, cost of goods sold increased $70.1 million or 38.1%, to $254.1 million from $184.0 million in the prior year period. For the first six months of 2013, cost of goods sold as a percentage of net sales decreased to 84.2 % from 84.3% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during the second quarter and first six months of 2013 by: (i) increased revenues relative to our overall fixed overhead cost, (ii) the impact of acquisitions completed during 2012, (iii) actions to reduce or eliminate negative margins on certain products, (iv) increased revenues from the Distribution segment which generally has a lower cost of goods sold percentage than the Manufacturing segment, and (v) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields. This decrease in cost of goods sold as a percentage of net sales was partially offset by general fluctuations in the costs of certain commodities used in the manufacture of our products during the second quarter and first six months of 2013 compared to 2012. We expect that cost of goods sold as a percentage of net sales for the third quarter of 2013 will increase compared to the first two quarters of 2013 as a result of seasonal factors and increased commodity pricing in certain raw materials combined with competitive market conditions that could limit our ability to increase prices on certain products consistent with the expected increased costs for this time frame.

In addition, higher energy costs and increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter to quarter. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit. Gross profit increased $7.4 million or 41.0%, to $25.2 million in second quarter 2013 from $17.8 million in second quarter 2012. For the six months periods, gross profit increased $13.3 million or 38.9%, to $47.6 million in 2013 from $34.3 million in 2012. As a percentage of net sales, gross profit increased to 15.8% in second quarter 2013 from 15.4% in the same period in 2012, and increased to 15.8% in the first six months of 2013 from 15.7% in the prior year period. The improvement in gross profit dollars and percentage of net sales in the second quarter and first six months of 2013 compared to 2012 reflected the positive impact of the factors discussed above under “Cost of Goods Sold” including the positive contribution to gross profit of both organic and acquisition-related revenue growth noted above. We believe these acquisitions will provide positive contribution to our operating profitability going forward.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year. We expect that gross profit as a percentage of net sales for the third quarter of 2013 will decrease compared to the first two quarters of 2013 as a result of seasonal factors and increased commodity pricing in certain raw materials combined with competitive market conditions that could limit our ability to increase prices on certain products consistent with the expected increased costs for this time frame. We currently estimate gross profit margins in the range of 14% to 16% for the full year 2013 subject to the above and other factors.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.7 million or 18.3%, to $4.7 million in second quarter 2013 from $4.0 million in second quarter 2012. For the six months, warehouse and delivery expenses increased $1.6 million or 20.8%, to $9.2 million in 2013 from $7.6 million in 2012. The expense increase in both the second quarter and the first six months of 2013 was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 3.0% and 3.4% in second quarter 2013 and 2012, respectively, and 3.1% and 3.5% for the comparable six months periods. The decrease as a percentage of net sales for both the second quarter and first six months of 2013 primarily reflected better utilization of our fleet and truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $1.5 million or 25.3%, to $7.4 million in second quarter 2013 from $5.9 million in second quarter 2012. For the six months, SG&A expenses increased $3.6 million or 32.7%, to $14.4 million in 2013 from $10.8 million in 2012. Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of operating profits contributed to a net increase in selling and administrative wages, incentives and payroll taxes in both the second quarter and first six months of 2013 compared to the prior year periods. As a percentage of net sales, SG&A expenses were 4.7% and 5.1% in second quarter 2013 and 2012, respectively, and were 4.8% in the first six months of 2013 compared to 5.0% in 2012.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.2 million and $0.4 million in the second quarter and first six months of 2013, respectively, compared to the prior year periods, primarily reflecting the impact of businesses acquired in 2012 (Décor, Gustafson, Creative Wood and Middlebury Hardwoods). In the aggregate, in conjunction with these acquisitions, the Company recognized $7.8 million in certain finite-lived intangible assets that are being amortized over periods ranging from one to 10 years.

Gain on Sale of Fixed Assets. During the second quarter of 2013, the Company sold the facility that housed its distribution operation in Halstead, Kansas and recorded a pretax gain on sale of approximately $0.4 million for the second quarter and first six months of 2013.

Operating Income. Operating income increased $5.3 million to $12.9 million in second quarter 2013 from $7.6 million in the prior year. For the six months, operating income increased $8.2 million to $23.3 million from $15.1 million in 2012. The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation. The stock warrants revaluation expense of $0.1 million and $1.8 million in the second quarter and first six months of 2012, respectively, represents non-cash charges related to mark-to-market accounting for common stock warrants issued to the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (as defined herein) (the “2008 Warrants”).

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

As of July 1, 2012, there were in aggregate 74,319 shares of common stock issuable upon exercise of the then remaining 2008 Warrants, which were exercised in full during the third quarter of 2012. See Note 9 to the Condensed Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

Interest Expense, Net. Interest expense decreased $0.3 million to $0.5 million in the second quarter of 2013 from $0.8 million in 2012. For the six months, interest expense decreased $0.5 million to $1.1 million from $1.6 million in 2012. In the second quarter and first six months of 2013, borrowing rates under the 2012 Credit Facility (as defined herein) were lower than the interest rates under the 2011 Credit Facility (as defined herein) in the comparable periods in 2012, as well as the interest rates on the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note issued in September 2011, all of which were outstanding during the second quarter and first six months of 2012. These notes were repaid in full in the fourth quarter of fiscal 2012.

Income Taxes. In the second quarter and first six months of 2013, the Company recorded income taxes at an estimated full year effective tax rate of approximately 39% compared to a 0% effective tax rate in the comparable periods in 2012. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the full year of 2013. At January 1, 2012, the Company carried a full valuation allowance against its deferred tax assets. In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results. As a result of this determination, the Company reversed approximately $6.8 million of the valuation allowance in 2012, of which $6.7 million was reversed in the second quarter of 2012, with the reversal recorded as a non-cash income tax credit on the Company’s condensed consolidated statement of income. In addition, the Company reversed the balance of its valuation allowance in 2012 to fully offset its 2012 tax provision of approximately $8.8 million, resulting in the 0% effective tax rate described above for the second quarter and first six months of 2012.

At December 31, 2012, the Company had a gross federal net operating loss (“NOL”) carry forward of approximately $9.8 million that was fully utilized in the first six months of 2013. In addition, the Company had various state NOLs of approximately $12.6 million at December 31, 2012, of which approximately $3.3 million were utilized in the first six months of 2013. The Company estimates that it will fully utilize a significant majority of the remaining state NOLs by the end of 2014. As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets. In the first six months of 2013, the Company realized approximately $2.3 million of additional taxable deductions related to excess benefits on stock-based compensation, which had also not been recorded as deferred tax assets. In the first six months of 2013, based on the utilization of the federal NOL and a portion of the state NOLs, the Company realized a tax benefit of approximately $2.4 million related to excess benefits from stock-based compensation at its estimated effective combined 39% federal and state tax rate. The tax benefit was recorded to shareholders’ equity upon realization in the second quarter of 2013.

Since the Company began to record income taxes at an estimated full year effective tax rate of 39% in the first quarter of 2013, the federal and state NOLs discussed above were used to partially offset the cash portion of the income tax provision for 2013. In 2013, the Company is making quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability.

Net Income. Net income for second quarter 2013 was $7.6 million or $0.70 per diluted share compared to $13.3 million or $1.22 per diluted share for 2012. For the first six months, net income was $13.6 million or $1.25 per diluted share in 2013 compared to $18.3 million or $1.70 per diluted share for 2012. The changes in net income for both the second quarter and first six months of 2013 reflect the impact of the items previously discussed, including (i) income tax provisions of $4.8 million and $8.7 million in the second quarter and first six months of 2013, respectively, or $0.45 and $0.80 per diluted share, respectively, and (ii) the reversal of the tax valuation allowance in the second quarter of 2012, which increased net income by $6.7 million in both the second quarter and first six months of 2012, or $0.61 and $0.62 per diluted share, respectively.

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

Second Quarter and Six Months Ended June 30, 2013 Compared to 2012

General

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation to consolidated operating income is presented in Note 13 to the Condensed Consolidated Financial Statements.

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Sales
Manufacturing	$130,309	$92,695	$246,711	$176,373
Distribution	35,300	27,557	66,818	50,953

Gross Profit
Manufacturing	19,827	13,782	37,567	26,433
Distribution	5,696	4,283	11,508	8,367

Operating Income
Manufacturing	13,355	8,684	25,079	16,777
Distribution	2,353	1,376	4,272	2,711

Manufacturing

Sales. Sales increased $37.6 million or 40.6%, to $130.3 million in second quarter 2013 from $92.7 million in 2012. In the first six months of 2013, sales increased $70.3 million or 39.9%, to $246.7 million from $176.4 million in the first six months of 2012. This segment accounted for approximately 78% of the Company’s consolidated net sales for both the second quarter and first six months of 2013, and 77% for both the second quarter and first six months of 2012. In the second quarter of 2013, the sales increase reflected a 32% increase in the Company’s revenue from the RV industry, a 10% increase from the MH industry, and a 26% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 40%, 8% and 24% increase in the Company’s revenue from the RV industry, MH industry, and industrial markets, respectively. The increase in revenue from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is now producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying. However, increased sales of other manufactured products to this same customer helped to offset the overall impact from those vertical integration efforts.

Approximately $17.3 million and $35.7 million of the revenue improvement in the second quarter and first six months of 2013, respectively, was attributable to the incremental contribution of acquisitions completed in 2012 (including related market share and industry growth): an increase of $1.3 million and $4.5 million, respectively, from Décor; $6.0 million and $11.8 million, respectively, from Creative Wood; and $10.0 million and $19.4 million, respectively, from Middlebury Hardwoods. The remaining sales increase of $20.3 million and $34.6 million in the second quarter and first six months of 2013, respectively, is primarily attributable to: (i) increased RV market penetration, (ii) an increase in wholesale unit shipments in the RV and MH industries of 14% and 9% in the second quarter of 2013, respectively, and 13% and 5% in the first six months of 2013, respectively, and (iii) improved sales in the industrial markets primarily related to increased residential housing starts as well as improved retail fixture and residential furniture business resulting from our diversification efforts.

Excluding the revenue contributions of the 2012 acquisitions, the Company estimates its organic revenue growth in the Manufacturing segment in the second quarter and first six months of 2013 at approximately 23% and 21%, respectively. We expect to continue to see overall quarter over quarter revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of any potential acquisitions that may be completed in fiscal 2013, although at declining growth rates from the first six months of 2013 because the last two quarters of 2012 reflect a proportionally greater revenue contribution from the acquisitions completed in 2012 than the first six months of 2012 due to their acquisition dates.

Gross Profit. Gross profit increased $6.0 million to $19.8 million in second quarter 2013 from $13.8 million in second quarter 2012. As a percentage of sales, gross profit increased to 15.2% in second quarter 2013 from 14.9% in 2012.

Gross profit increased $11.2 million to $37.6 million in the first six months of 2013 from $26.4 million in the prior year period. As a percentage of sales, gross profit increased to 15.2% in the first six months of 2013 from 15.0% in 2012. Gross profit for the second quarter and first six months of 2013 improved primarily as a result of: (i) higher revenues, (ii) the impact of acquisitions completed during 2012, (iii) increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and (iv) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields. We expect that gross profit as a percentage of net sales in the Manufacturing segment for the third quarter of 2013 will decrease compared to the first two quarters of 2013 as a result of seasonal factors and increased commodity pricing in certain raw materials combined with competitive market conditions that could limit our ability to increase prices on certain products consistent with the expected increased costs for this time frame.

Operating Income. Operating income increased $4.7 million to $13.4 million in second quarter 2013 from $8.7 million in the prior year. For the first six months of 2013, operating income increased by $8.3 million to $25.1 million from $16.8 million in 2012. The improvement in operating income primarily reflects the increase in gross profit mentioned above and, to a lesser extent, lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales. Sales increased $7.7 million or 28.1%, to $35.3 million in the second quarter of 2013 from $27.6 million in 2012. In the first six months of 2013, sales increased $15.8 million or 31.1%, to $66.8 million from $51.0 million in the first six months of 2012. This segment accounted for approximately 22% of the Company’s consolidated net sales for the second quarter and first six months of 2013, and 23% for the second quarter and first six months of 2012. In the second quarter of 2013, the sales increase reflected a 39% increase in the Company’s revenue from the RV industry and a 17% increase in revenue from the MH industry. On a year-to-date basis, the sales increase primarily reflected a 47% and a 12% increase in the Company’s revenue from the RV and MH industries, respectively.

The acquisition of Gustafson in the third quarter of 2012 accounted for approximately $3.9 million and $7.5 million of the revenue increase in the second quarter and first six months of 2013, respectively. Sales were also positively impacted during the second quarter and first six months of 2013 by a 9% and 5% increase, respectively, in wholesale unit shipments in the MH industry, which is the primary market this segment serves. Excluding the revenue contribution of the Gustafson acquisition, the Company estimates its organic revenue growth in the Distribution segment at approximately 14% and 16% in the second quarter and first six months of 2013, respectively.

Gross Profit. Gross profit increased $1.4 million to $5.7 million in second quarter 2013 from $4.3 million in 2012. As a percentage of sales, gross profit was 16.1% in second quarter 2013 compared to 15.5% in 2012.

For the first six months of 2013, gross profit increased $3.1 million to $11.5 million in 2013 compared to $8.4 million in 2012. As a percentage of sales, gross profit was 17.2% in the first six months of 2013 compared to 16.4% in 2012. The increase in gross profit as a percentage of sales for the second quarter and first six months of 2013 is primarily attributable to the impact of increased Distribution segment revenues relative to fixed costs, and a mix shift to a lower percentage of direct shipment sales from the Company’s vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

Operating Income. Operating income in second quarter 2013 increased $1.0 million to $2.4 million from $1.4 million in the prior year period. For the first six months of 2013, operating income increased $1.6 million to $4.3 million from $2.7 million in the first six months of 2012. The overall increase in revenues, as well as the acquisition of several new product lines during 2012 and 2013, in particular the Gustafson distribution business acquired in the third quarter of 2012, made a positive contribution to operating income during the second quarter and first six months of 2013.

Unallocated Corporate Expenses

Unallocated corporate expenses in the second quarter of 2013 increased $0.5 million to $2.7 million from $2.2 million in the comparable prior year period. In the first six months of 2013, unallocated corporate expenses increased $1.6 million to $5.4 million from $3.8 million in the first six months of 2012 primarily reflecting an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with recent acquisitions.

 LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities, cash reserves and borrowings under our 2012 Credit Facility. Our principal uses of cash in 2013 are to support working capital demands, support our acquisition and capital expenditure plans, and the repurchase of the Company’s common stock.

 Net cash provided by operating activities was $15.0 million in the first six months of 2013 compared to $14.3 million in the first six months of 2012. Net income increased to $13.6 million in the first six months of 2013 from

$11.7 million in the 2012 period, net of the $6.7 million non-cash income tax credit related to the reversal of the deferred tax valuation allowance in the second quarter of 2012. Trade receivables increased $14.1 million and $10.2 million in the first six months of 2013 and 2012, respectively, reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2012. Inventories increased $4.7 million in the first six months of 2013 compared to a $5.6 million increase in the comparable 2012 period, primarily reflecting an increase in sales volumes and the Company’s efforts to continue to be able to meet anticipated rising customer demand, as well as the post-acquisition sales increases of the 2012 acquisitions. While the Company continues to aggressively manage inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, we made certain strategic decisions in the first half of 2013 to increase our inventory levels to be able to meet anticipated demand, thus resulting in lower inventory turn levels. We expect our inventory turn levels to increase as we enter the second half of 2013 based on the expected seasonality of our business, and we will work together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities.

From a tax perspective, the Company had federal and state NOLs for the past several years resulting in virtually no cash taxes being paid other than franchise taxes and various state filing taxes. At December 31, 2012, the Company had a gross federal NOL of approximately $9.8 million that it fully utilized in the first six months of 2013, and various state NOLs of approximately $12.6 million, of which approximately $3.3 million were utilized in the first six months of 2013. The Company expects to utilize a significant majority of the remaining $9.3 million of state NOLs by the end of 2014. As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets.  In the first six months of 2013, the Company realized approximately $2.3 million of additional taxable deductions related to excess benefits on stock-based compensation, which had also not been recorded as deferred tax assets. In the first six months of 2013, based on the utilization of the federal NOL and a portion of the state NOLs, the Company realized a tax benefit of approximately $2.4 million related to excess benefits from stock-based compensation, at its estimated effective combined 39% federal and state tax rate. The tax benefit was recorded to shareholders’ equity upon realization in the second quarter of 2013.

Since the Company began to record income taxes at an estimated full year effective tax rate of 39% in the first quarter of 2013, the federal and state NOLs discussed above were used to partially offset the cash portion of the income tax provision for 2013. In 2013, the Company is making quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the full year of 2013.

Investing Activities

Investing activities used cash of $2.5 million in the first six months of 2013 primarily reflecting capital expenditures of $3.5 million, net of $1.0 million of net proceeds from the sale of the Kansas distribution facility and the sale of various machinery and equipment. Cash used in investing activities of $5.9 million in the first six months of 2012 was primarily to fund the Décor acquisition for $3.7 million and to fund capital expenditures of $2.2 million.

The capital plan for full year 2013 includes spending related to the replacement of our current ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for 2013 to be approximately $8.0 million.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing ERP system. The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting. The implementation of these changes to software and systems is expected to be executed in phases over a period of 18 to 24 months which began in the fourth quarter of 2012. Total capital expenditures on the ERP project are projected to be $1.0 million in 2013.

Financing Activities

Net cash flows used in financing activities were $7.5 million in the first six months of 2013 compared to $7.6 million in the comparable 2012 period.

For the first six months of 2013, net long-term debt payments consisted of net payments on the 2012 Credit Facility of $3.7 million. As of June 30, 2013, the committed but unused portion of the revolving line of credit was approximately $32.9 million.

For the first six months of 2012, net long-term debt payments of $7.7 million consisted of: (i) net payments on the 2011 Credit Facility of $5.6 million; (ii) the repayment of $0.5 million principal amount of the 10% Promissory Note issued in September 2011 to the seller of AIA; and (iii) the optional prepayment on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes, that were issued in connection with the March 2011 refinancing of the Company’s previous credit facility and the financing of the AIA acquisition in September 2011, respectively.

In the first six months of 2013, the Company also used cash to repurchase 407,330 shares of common stock, for an aggregate purchase price of $6.1 million, under the $10 million stock repurchase program authorized by the Company’s Board of Directors in February 2013. In the period from July 1, 2013 to July 26, 2013 (during the Company’s third fiscal quarter), there were no additional repurchases made of the Company’s common stock. As of July 26, 2013, there was approximately $3.9 million available to be purchased under the authorized stock repurchase program. Partially offsetting cash used in financing activities in the first six months of 2013 was $2.4 million related to the realization of the excess tax benefit on stock-based compensation with no comparable amount in the prior year. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

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

2011 Credit Facility

Prior to October 24, 2012, the Company’s debt financing was supported by its credit agreement, dated March 31, 2011, as amended, among the Company, Wells Fargo Capital Finance, LLC (“WFCF”), as the lender and agent, and Fifth-Third Bank (“Fifth-Third”) as participant (the “2011 Credit Agreement”), which consisted of a $50 million revolving secured senior credit facility (the “2011 Credit Facility”). The 2011 Credit Facility was scheduled to mature on March 31, 2015.

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

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

●	The maturity date for the 2012 Credit Facility is October 24, 2017;

●	Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80.0 million;

●	The Company has the option to increase the 2012 Credit Facility by an amount up to $20 million upon request to and subject to the approval of the Lenders;

●

The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

●	The Revolver includes a sub-limit up to $5,000,000 for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

●

Up to $20 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates. The Company’s existing standby letters of credit as of October 24, 2012 remained outstanding under the terms of the 2012 Credit Agreement;

●

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

At June 30, 2013 and December 31, 2012, the Company had $46.0 million and $49.7 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $8.0 million for 2012 and subsequent fiscal years. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period. For fiscal year 2013 and subsequent fiscal years, the limitation on annual capital expenditures was increased to $8.0 million from $7.0 million per the Second Amendment, dated June 28, 2013, to the 2012 Credit Agreement.

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

For the six months ended June 30, 2013, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended June 30, 2013 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.00
Consolidated interest coverage ratio (12-month period)	2.25	5.00
Annual capital expenditures limitation	$8,000	$3,524

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

In connection with the issuance of the March 2011 Notes, the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share (the ““March 2011 Warrants”). Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively. The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was being amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011. In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2012 Credit Facility. Our primary uses of cash are to meet working capital demands, support our acquisition and capital expenditure plans, and the repurchase of the Company’s common stock. We also have a substantial asset collateral base, which we believe, if sold in the normal course, is sufficient to cover our outstanding debt.

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million and are subject to variable rates of interest. Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders. The unused availability under the 2012 Credit Facility as of June 30, 2013 was $32.9 million. In addition, the Company had cash and cash equivalents of $5.4 million as of June 30, 2013. We believe that our existing cash, cash equivalents, cash generated from operations, and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs. We cannot assure you that this will be the case or that our assumptions regarding revenues and expenses underlying this belief will be accurate.  If, in the future, we require more liquidity than is available to us under our 2012 Credit Facility, we may need to raise additional funds through debt or equity offerings.  Adequate funds may not be available when needed or may not be available on terms favorable to us.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement. In the first six months of 2013 and for the fiscal period ended December 31, 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement. Based on our 2013 operating plan, we expect to continue to maintain compliance with the financial covenants under our 2012 Credit Agreement.

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

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting fluctuations in RV dealer inventories and more importantly changing dealer show schedules which have migrated from the fourth quarter to the September/October timeframes by the two largest original equipment manufacturers in the industry. Consequently, and as a result of our increasing concentration in the RV industry, the seasonal trend pattern has shifted with the strongest sales and profit being reported generally in the first and second quarters of the fiscal year.

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

Changes in internal control over financial reporting. In the fourth quarter of 2011, the Company commenced a project to replace and upgrade its ERP system that will require upgrades to and/or the replacement of existing hardware and software. As a result, certain internal controls have been incrementally strengthened, and will continue to be strengthened, due both to the installation of ERP system and business process changes. Implementation of additional functions of the ERP system and business process changes are expected to be executed in phases over a period of 18 to 24 months which began in the fourth quarter of 2012 to further strengthen the Company’s internal control. In addition, the Company plans to convert systems used by recently acquired businesses to the new ERP system based on a pre-defined timeline.

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 30, 2013 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
April 1-April 28, 2013	75,881	$14.32	75,881	$5,346,930
April 29-June 2, 2013 (1)	38,704	21.85	-	5,346,930
June 3-June 30, 2013	72,516	19.66	72,516	3,921,518
Total	187,101	17.95	148,397

(1)

In May 2013, the Company purchased a total of 38,704 shares of common stock at a purchase price of $21.85 per share for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

(2)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program during the periods of April 1 to April 28, 2013 and June 3 to June 30, 2013.

(3)

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. In the second quarter and first six months of 2013, the Company repurchased 148,397 shares and 407,330 shares, respectively, through this program through the open market or in privately negotiated transactions for an aggregate purchase price of approximately $2.5 million and $6.1 million, respectively.

In the period from July 1, 2013 to July 26, 2013 (during the Company’s third fiscal quarter), there were no additional repurchases made of the Company’s common stock. As of July 26, 2013, there was approximately $3.9 million available to be repurchased under the authorized stock repurchase program.

ITEM 6.        EXHIBITS

Exhibits	Description
10.1

Second Amendment, dated June 28, 2013, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent.

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

PATRICK INDUSTRIES, INC. (Registrant)

Date: August 13, 2013	By:	/s/ Todd M. Cleveland
Todd M. Cleveland Chief Executive Officer

Date: August 13, 2013	By:	/s/ Andy L. Nemeth
Andy L. Nemeth Executive Vice President-Finance and Chief Financial Officer