Form 10-Q
period 2013-09-29
PATRICK INDUSTRIES INC
filed 2013-11-12
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2013

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

Yes [ ] No [X]

As of October 25, 2013, there were 10,568,430 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position September 29, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Income (Unaudited) Third Quarter and Nine Months Ended September 29, 2013 and September 30, 2012	4

Condensed Consolidated Statements of Comprehensive Income (Unaudited) Third Quarter and Nine Months Ended September 29, 2013 and September 30, 2012	5

Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 29, 2013 and September 30, 2012	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20-37

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 4. CONTROLS AND PROCEDURES	37

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	38

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

ITEM 6. EXHIBITS	39

SIGNATURES	40

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of
(thousands)	(Unaudited) Sept. 29, 2013	Dec. 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$10,510	$434
Trade receivables, net	35,518	17,858
Inventories	55,854	46,992
Deferred tax assets	2,563	5,149
Prepaid expenses and other	4,178	3,237
Total current assets	108,623	73,670
Property, plant and equipment, at cost	98,622	94,470
Less accumulated depreciation	58,509	57,401
Property, plant and equipment, net	40,113	37,069
Goodwill	16,970	10,362
Intangible assets, net of accumulated amortization (2013: $4,857; 2012: $3,269)	26,394	19,219
Deferred tax assets	-	676
Deferred financing costs, net of accumulated amortization (2013: $1,287; 2012: $975)	1,400	1,612
Other non-current assets	835	861
TOTAL ASSETS	$194,335	$143,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,155	$17,336
Accrued liabilities	14,872	11,816
Total current liabilities	51,027	29,152
Long-term debt	63,000	49,716
Deferred compensation and other	3,013	3,193
Deferred tax liabilities	468	-
TOTAL LIABILITIES	117,508	82,061

SHAREHOLDERS’ EQUITY
Common stock	49,478	55,501
Additional-paid-in-capital	6,719	4,305
Accumulated other comprehensive income	17	17
Retained earnings	20,613	1,585
TOTAL SHAREHOLDERS’ EQUITY	76,827	61,408
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$194,335	$143,469

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012

NET SALES	$146,623	$112,946	$448,319	$331,239
Cost of goods sold	124,800	96,043	378,900	280,063
GROSS PROFIT	21,823	16,903	69,419	51,176

Operating expenses:
Warehouse and delivery	5,293	4,086	14,539	11,741
Selling, general and administrative	7,001	5,398	21,411	16,256
Amortization of intangible assets	548	342	1,588	992
(Gain) loss on sale of fixed assets & acquisition of business	6	(234)	(424)	(237)
Total operating expenses	12,848	9,592	37,114	28,752

OPERATING INCOME	8,975	7,311	32,305	22,424
Stock warrants revaluation	-	(73)	-	1,731
Interest expense, net	541	830	1,615	2,465
Income before income taxes (credit)	8,434	6,554	30,690	18,228
Income taxes (credit)	2,982	-	11,662	(6,650)
NET INCOME	$5,452	$6,554	$19,028	$24,878

BASIC NET INCOME PER COMMON SHARE	$0.51	$0.61	$1.77	$2.38
DILUTED NET INCOME PER COMMON SHARE	$0.51	$0.60	$1.76	$2.32

Weighted average shares outstanding - Basic	10,655	10,673	10,759	10,473
- Diluted	10,697	10,909	10,800	10,705

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Net income	$5,452	$6,554	$19,028	$24,878
Other comprehensive income	-	-	-	-
Comprehensive income	$5,452	$6,554	$19,028	$24,878

 See accompanying Notes to Condensed Consolidated Financial Statements.

 PATRICK INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sept. 29, 2013	Sept. 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,028	$24,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,628	2,701
Amortization of intangible assets	1,588	992
Stock-based compensation expense	924	576
Deferred compensation expense	231	175
Reversal of tax valuation allowance	-	(6,650)
Deferred income taxes	3,730	-
Gain on sale of fixed assets & acquisition of business	(424)	(237)
Stock warrants revaluation	-	1,731
Decrease in cash surrender value of life insurance	68	67
Deferred financing amortization	312	439
Amortization of debt discount	-	147
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(14,311)	(14,347)
Inventories	(6,819)	(9,861)
Prepaid expenses and other	(914)	(5)
Accounts payable and accrued liabilities	14,704	14,307
Payments on deferred compensation obligations	(293)	(283)
Net cash provided by operating activities	21,452	14,630

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,214)	(5,281)
Proceeds from sale of property, equipment and facility	1,009	58
Business acquisitions	(16,544)	(9,223)
Other	(42)	(42)
Net cash used in investing activities	(20,791)	(14,488)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	13,284	(12)
Payment of deferred financing/debt issuance costs	(100)	(13)
Stock repurchases	(6,078)	-
Realization of excess tax benefit on stock-based compensation	2,363	-
Proceeds from exercise of stock options, including tax benefit	64	221
Other	(118)	-
Net cash provided by financing activities	9,415	196
Increase in cash and cash equivalents	10,076	338
Cash and cash equivalents at beginning of year	434	550
Cash and cash equivalents at end of period	$10,510	$888

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 29, 2013 and December 31, 2012, and its results of income, comprehensive income, and cash flows for the three and nine months ended September 29, 2013 and September 30, 2012.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the third quarter and nine months ended September 29, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

2.      INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Sept. 29, 2013	Dec. 31, 2012
Raw materials	$27,592	$24,197
Work in process	4,149	3,000
Finished goods	3,803	3,169
Less: reserve for inventory obsolescence	(825)	(825)
Total manufactured goods, net	34,719	29,541
Materials purchased for resale (distribution products)	21,532	17,732
Less: reserve for inventory obsolescence	(397)	(281)
Total materials purchased for resale (distribution products), net	21,135	17,451
Total inventories	$55,854	$46,992

3.      GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. (“Adorn”) acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), and Premier Concepts, Inc. (“Premier”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline and Premier remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisition of Blazon International Group (“Blazon”) and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the third quarter and nine months ended September 29, 2013. There have been no material changes to the method of evaluating goodwill impairment during the third quarter of 2013. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

In early September 2013, the Company acquired the business and certain assets of two related Warsaw, Indiana-based companies, Frontline and Premier, in a combined transaction. The purchases were determined to be business combinations. The intangible assets recorded as a result of the Frontline acquisition included (in thousands): customer relationships - $1,411; trademarks - $221; non-compete agreement - $460; and goodwill - $2,795. The intangible assets recorded as a result of the Premier acquisition included (in thousands): customer relationships - $862; trademarks - $144; non-compete agreement - $203; and goodwill - $1,239. The goodwill recognized in both of these transactions is expected to be deductible for income tax purposes. The Frontline and Premier reporting units are included in the Manufacturing segment. See Note 4 for further details.

In late September 2013, the Company acquired the business and certain assets of Goshen, Indiana-based West Side. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships – $4,167; trademarks - $297; non-compete agreement - $998; and goodwill - $2,574. The West Side reporting unit is included in the Distribution segment. See Note 4 for further details.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 29, 2013 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – January 1, 2013	$10,257	$105	$10,362
Acquisitions	4,034	2,574	6,608
Balance – September 29, 2013	$14,291	$2,679	$16,970

Other Intangible Assets

As of September 29, 2013, the remaining intangible assets balance of $26.4 million is comprised of $4.2 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $22.2 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

Other intangible assets, net consist of the following as of September 29, 2013 and December 31, 2012:

(thousands)	Sept. 29, 2013	Dec.31, 2012
Trademarks	$4,166	$3,504
Customer relationships	23,668	17,228
Non-compete agreements	3,417	1,756
	31,251	22,488
Less: accumulated amortization	(4,857)	(3,269)
Other intangible assets, net	$26,394	$19,219

Changes in the carrying value of other intangible assets for the nine months ended September 29, 2013 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2012	$18,242	$977	$19,219
Acquisitions	3,301	5,462	8,763
Amortization	(1,369)	(219)	(1,588)
Balance – September 29, 2013	$20,174	$6,220	$26,394

4.      ACQUISITIONS

2013 Acquisitions

Frontline

In early September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Frontline, a manufacturer of fiberglass bath fixtures including tubs, showers and combination tub/shower units for the RV, MH, and residential housing markets, for a net purchase price of $5.2 million, which includes a contingent payment that may be paid based on future performance. This acquisition provides the opportunity for the Company to establish a presence in the fiberglass bath fixtures market and increase its product offerings, market share and per unit content. The results of operations for Frontline are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Frontline team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility (as defined herein). Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and thus, all required purchase accounting adjustments will be finalized in the fourth quarter of 2013. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,674
Inventories	233
Property, plant and equipment	1,058
Prepaid expenses	21
Accounts payable and accrued liabilities	(2,693)
Intangible assets	2,092
Goodwill	2,795
Total net purchase price	$5,180

Premier

In early September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Premier, a custom fabricator of solid surface, granite, and quartz countertops for the RV, MH and residential housing markets, for a net purchase price of $2.6 million, which includes a contingent payment that may be paid based on future performance. This acquisition provides the opportunity for the Company to expand its presence in the countertops market and increase its product offerings, market share and per unit content. The results of operations for Premier are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Premier team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and thus, all required purchase accounting adjustments will be finalized in the fourth quarter of 2013. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$762
Inventories	347
Property, plant and equipment	588
Accounts payable and accrued liabilities	(1,525)
Intangible assets	1,209
Goodwill	1,239
Total net purchase price	$2,620

West Side

In late September 2013, the Company acquired the business and certain assets of Goshen, Indiana-based West Side, a wholesale supplier of La-Z-Boy® recliners and the Serta® Trump Home™ mattress line, among other furniture products, to the RV market, for a net purchase price of $8.7 million. This acquisition provides the opportunity for the Company to expand its presence in the wholesale furniture business for the RV industry, and increase its product offerings, market share and per unit content. The results of operations for West Side are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, sales, and systems resources with the organizational talent and expertise of the West Side team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and thus, all required purchase accounting adjustments will be finalized in the fourth quarter of 2013. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$913
Inventories	1,463
Property, plant and equipment	324
Prepaid expenses	79
Accounts payable and accrued liabilities	(2,071)
Intangible assets	5,462
Goodwill	2,574
Total net purchase price	$8,744

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

Pro Forma Information

The following pro forma information for the third quarter and nine months ended September 29, 2013 assumes the Frontline, Premier, West Side, Décor, Creative Wood, and Middlebury Hardwoods acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Frontline, Premier, West Side, Décor, Creative Wood, and Middlebury Hardwoods, combined with the results prior to their respective acquisition dates adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Frontline, Premier and West Side acquisitions of approximately (i) $0.3 million for both the third quarter ended September 29, 2013 and September 30, 2012, and (ii) $0.9 million for both the nine month periods ended September 29, 2013 and September 30, 2012. Amortization expense of approximately $0.2 million and $0.6 million related to intangible assets acquired in the Décor, Creative Wood, and Middlebury Hardwoods acquisitions is included in the pro forma information for the third quarter and nine months ended September 30, 2012, respectively. Pro forma information related to the Gustafson acquisition is not included in the table below, as its financial results were not considered to be significant to the Company’s operating results for the periods presented.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Revenue	$154,732	$134,929	$478,231	$400,594
Net income	5,095	7,694	18,879	27,170
Income per share – basic	0.48	0.72	1.76	2.59
Income per share – diluted	0.48	0.71	1.75	2.54

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For both the third quarter and nine months ended September 29, 2013, revenue of approximately $1.8 million was included in the Company’s condensed consolidated statements of income pertaining to the three businesses acquired in 2013. Revenue of approximately $9.4 million and $17.6 million, respectively, was included for the comparable periods in 2012 pertaining to the three businesses acquired in 2012.

5.      STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $0.3 million and $0.2 million for the third quarters ended September 29, 2013 and September 30, 2012, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the comparable nine months periods, the Company recorded $0.9 million and $0.6 million, respectively.

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

As of September 29, 2013, there was approximately $1.9 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 17.1 months.

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

Income per common share is calculated for the third quarter and nine months periods as follows:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Net income for basic and diluted per share calculation	$5,452	$6,554	$19,028	$24,878
Weighted average common shares outstanding - basic	10,655	10,673	10,759	10,473
Effect of potentially dilutive securities	42	236	41	232
Weighted average common shares outstanding - diluted	10,697	10,909	10,800	10,705
Basic net income per share	$0.51	$0.61	$1.77	$2.38
Diluted net income per share	$0.51	$0.60	$1.76	$2.32

7.      OTHER NON-CURRENT ASSETS

As of September 29, 2013 and December 31, 2012, other non-current assets of $0.8 million and $0.9 million, respectively, were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.7 million. These borrowings were entered into in March 2011 in connection with the refinancing of the Company’s then-existing credit facility established pursuant to the 2007 Credit Agreement (as defined herein) to provide an additional source of liquidity.

8.     DEBT

Total long-term debt outstanding at September 29, 2013 and December 31, 2012 was $63.0 million and $49.7 million, respectively.

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

At September 29, 2013 and December 31, 2012, the Company had $63.0 million and $49.7 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

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

For the nine months ended September 29, 2013, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended September 29, 2013 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.10
Consolidated interest coverage ratio (12-month period)	2.25	5.80
Annual capital expenditures limitation (actual year-to-date)	$8,000	$5,214

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

There were no 2008 Warrants outstanding as of September 30, 2012. The Company utilized the same methodology to determine the fair value of the 2008 Warrants exercised in the nine months ended September 30, 2012. The total fair value of the outstanding warrants as of and for the nine month period ended September 30, 2012 is as follows:

(thousands)	Sept. 30, 2012
Balance at beginning of period	$1,191
Reclassification of fair value of exercised warrants to shareholders’ equity	(2,922)
Change in fair value, included in earnings	1,731
Balance at end of period	$-

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

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 29, 2013 and December 31, 2012 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of September 29, 2013 and December 31, 2012 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

11.    COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income, net of tax, relating to changes in accumulated pension benefit was $17,000 at both September 29, 2013 and December 31, 2012.

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

The Company recorded income taxes at an estimated effective tax rate of 39% in the first and second quarters of 2013. In the third quarter of 2013, the Company determined that its estimated effective tax rate for the full year of 2013 would be approximately 38%. As a result, the Company recorded income taxes at a rate of 35.4% in the third quarter of 2013 in order to achieve a blended rate of 38% for the first nine months of 2013.

At December 31, 2012, the Company had a gross federal net operating loss (“NOL”) carry forward of approximately $9.8 million that was fully utilized in the first half of 2013. In addition, the Company had various state NOLs of approximately $12.6 million at December 31, 2012, of which approximately $5.5 million were remaining to be utilized as of September 29, 2013. While the Company recorded income taxes at an estimated full year effective rate of 38% in the first nine months of 2013, the federal and state NOLs were used to partially offset the cash portion of the income tax liability for 2013. The Company estimates that it will fully utilize a significant majority of the remaining state NOLs by the end of 2014.

13.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s most significant manufacturing division is lamination, which utilizes various materials, such as lauan, MDF, gypsum, and particleboard, that are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, the recently acquired fiberglass bath fixtures division (Frontline), a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 78% and 76% of the Company’s net sales for the nine months ended September 29, 2013 and September 30, 2012, respectively.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 22% and 24% of the Company’s net sales for the nine months ended September 29, 2013 and September 30, 2012, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 29, 2013:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$112,578	$34,045	$146,623
Intersegment sales	5,302	507	5,809
Operating income	9,333	2,020	11,353

Third Quarter Ended September 30, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$82,365	$30,581	$112,946
Intersegment sales	3,574	447	4,021
Operating income	7,285	1,583	8,868

Nine Months Ended September 29, 2013:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$349,068	$99,251	$448,319
Intersegment sales	15,523	2,119	17,642
Operating income	34,412	6,292	40,704

Nine Months Ended September 30, 2012:

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$250,601	$80,638	$331,239
Intersegment sales	11,711	1,343	13,054
Operating income	24,062	4,294	28,356

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Operating income for reportable segments	$11,353	$8,868	$40,704	$28,356
Corporate incentive agreements	29	121	73	211
(Gain) loss on sale of fixed assets and acquisition of business	(6)	234	424	237
Unallocated corporate expenses	(1,853)	(1,570)	(7,308)	(5,388)
Amortization of intangible assets	(548)	(342)	(1,588)	(992)
Consolidated operating income	$8,975	$7,311	$32,305	$22,424

14.    STOCK REPURCHASE PROGRAM

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months. As of September 29, 2013, the Company had repurchased 407,330 shares at an average price of $14.92 for an aggregate purchase price of approximately $6.1 million.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected as a reduction of common stock on the Company’s condensed consolidated statements of financial position.

15.    SUBSEQUENT EVENT

In October 2013, the Company purchased one of its distribution facilities that it had previously been leasing from an unrelated third party, for approximately $1.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 37 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 29, 2013 Compared to 2012

REVIEW BY BUSINESS SEGMENT

Third Quarter and Nine Months Ended September 29, 2013 Compared to 2012

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The third quarter and first nine months of 2013 reflected a continuation of solid growth in the recreational vehicle (“RV”) market and improving conditions in the industrial markets. The manufactured housing (“MH”) market experienced seasonally typical sales activity in the first nine months of 2013. Overall, we have continued to capture market share through our strategic acquisitions and new product initiatives which resulted in our nine months 2013 sales levels increasing beyond the general industry results. While there remains general uncertainty related to the strength of the overall economic recovery, particularly in light of the U.S. government shutdown in the first half of October 2013, the three primary markets that we serve have experienced steady growth in the first nine months of 2013, which we expect to continue during the remainder of 2013 with the full year seasonal patterns tracking trends consistent with the prior year. In addition, we are seeing resilience, in particular in the RV market, with what we believe to be upside potential in the immediate future based on current indicators.

RV Industry

The RV industry, which is our primary market and comprised 73% of the Company’s nine months 2013 sales, continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 73,705 units in the third quarter of 2013, representing an increase of approximately 11% versus the prior year period, and resulted in 15 out of 16 quarter-over-quarter increases in shipments. In the first nine months of 2013, shipment levels reached 248,623 units, an increase of approximately 12% over 2012.

We believe industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, and conditions in the credit markets. Continued high or increased fuel prices have the potential to negatively impact RV retail unit sales in the short-term, however, we believe that the RV market has a “lifestyle” component to it that will continue to drive a solid base shipment level. The correlation between the indicators mentioned above lead us to believe that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve. We are anticipating continued steady growth in this market and further believe that RV dealers have the capacity to carry the additional inventory necessary to support this growth, which would maintain an overall balance in the industry from OEM wholesale shipments to dealer inventory levels to retail sales at this time. Additionally, the acquisitions completed in 2012 and 2013 were primarily RV market-based, and contributed to an increase in our RV market sales concentration in both the third quarter and the first nine months of 2013 when compared to the prior year periods.

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

MH Industry

Sales growth in the MH industry, which represented approximately 16% of the Company’s nine months 2013 sales, continues to be limited by the lack of financing alternatives and credit availability, slow job growth, and in certain geographic areas, excess residential housing inventories. According to industry sources for the months of January through August and the Company’s estimate for the month of September, wholesale unit shipments in the third quarter of 2013 and the first nine months of 2013, which continue to trend well below historical levels, increased approximately 9% and 6%, respectively, from the comparable prior year periods. While we do not anticipate significant growth in the MH market, we believe that demand has reached the bottom of the cycle and there is opportunity for moderate growth, with limited downside risk in the near-term assuming the availability of credit and recalibration of quality credit standards. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish, or re-establish home ownership, or whose credit ratings have been impacted by the economic and jobs environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives. Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. While there is still overhang related to the overall economic environment and other conditions mentioned above, we believe that there is also longer term potential for this industry as residential housing demand recovers. Manufactured homes are a lower cost alternative to “stick-built” homes and an attractive entry point for many first-time home buyers and individuals and families looking to re-enter the home-ownership market.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household furniture market and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market. The industrial market sector accounted for approximately 11% of the Company’s nine months 2013 sales. As a result of the U.S. government shutdown in the first half of October 2013, the U.S. Department of Commerce will not publish new housing starts data for the month of September 2013 until late November 2013. For the eight month period ended August 2013, new housing starts increased 23% compared to the same period in 2012. We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities. Our sales to this market generally lag new residential housing starts by six to nine months. In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new residential home construction, including the retail fixture, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets.

We are encouraged by the improvement in market conditions in 2013 and in the long-term believe that there is upside potential as it relates to residential housing growth based on pent up demand, job growth, the availability of credit, and affordable interest rates.

2013 Outlook

While there remains general uncertainty related to the strength of the overall economic recovery, the three primary markets that we serve have experienced steady growth in the first nine months of 2013, which we expect to continue during the remainder of 2013 with full year seasonal patterns tracking trends consistent with the prior year. The RVIA currently forecasts that RV unit shipment levels in 2013 will increase approximately 12% when compared to the full year 2012. In addition, although we anticipate an increase in production levels in the MH industry in 2013, wholesale unit shipments will continue to be well below 2004-2007 sales levels, which averaged approximately 122,600 units during that period. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2013 to increase by approximately 7% compared to 2012. New housing starts in 2013 are estimated to improve by approximately 18% year-over-year (as forecasted by the National Association of Home Builders as of September 26, 2013) consistent with improving overall economic conditions.

We believe we are well-positioned to increase revenues in all of the markets that we serve as the overall economic environment improves. While our visibility related to longer-term industry conditions is limited to approximately three to six months, we expect to continue to see year over year revenue growth for the remainder of fiscal 2013, exclusive of the revenue contribution of the acquisitions completed thus far in 2013. We expect that growth in the fourth quarter will be lower than the rates of the first nine months of 2013 because the fourth quarter of 2012 reflected a proportionally greater revenue contribution from the acquisitions completed in 2012 due to their acquisition dates. We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the balance of 2013 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations. In the first nine months of 2013, capital expenditures were approximately $5.2 million versus $5.3 million in the first nine months of 2012. In June 2013, our 2012 Credit Agreement (as defined herein) was amended to increase the limitation on annual capital expenditures from $7.0 million to $8.0 million for the full year 2013 and for subsequent fiscal years in order to accommodate a forecasted increase in our capital expenditure needs. The current capital plan for full year 2013 includes the continued replacement of our Enterprise Resource Planning (“ERP”) system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements and includes expenditures approximating up to $10.0 million. If required based on our actual expenditures, we will seek an additional amendment to our 2012 Credit Agreement from our lenders that would increase the limitation on annual capital expenditures for fiscal 2013 from the current $8.0 million to accommodate the higher level of capital expenditures.

         REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 29, 2013 Compared to 2012

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Third Quarter Ended		Nine Months Ended
	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	85.1	85.0	84.5	84.6
Gross profit	14.9	15.0	15.5	15.4
Warehouse and delivery expenses	3.6	3.6	3.2	3.5
Selling, general and administrative expenses	4.8	4.8	4.8	4.9
Amortization of intangible assets	0.4	0.3	0.4	0.3
Gain on sale of fixed assets & acq. of business	-	(0.2)	(0.1)	(0.1)
Operating income	6.1	6.5	7.2	6.8
Stock warrants revaluation	-	(0.1)	-	0.5
Interest expense, net	0.4	0.8	0.4	0.7
Income taxes (credit)	2.0	-	2.6	(2.0)
Net income	3.7	5.8	4.2	7.6

Net Sales. Net sales in the third quarter of 2013 increased $33.7 million or 29.8%, to $146.6 million from $112.9 million in the third quarter of 2012. The increase was primarily attributable to a 35% increase in the Company’s revenue from the RV industry, a 16% increase in revenues from the MH industry, and a 25% increase in revenues from the industrial markets.

Excluding the revenue contributions of the four acquisitions completed in 2012 (Décor Mfg., LLC (“Décor”), Gustafson Lighting (“Gustafson”), Creative Wood Designs, Inc. (“Creative Wood”), and Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”)), and the three acquisitions completed in 2013 (Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”)), the Company estimates its organic growth in the third quarter of 2013 at approximately 16%, or $17.6 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 6% and growth tied to overall industry improvement of approximately 10%. Of the remaining $16.1 million revenue increase in the third quarter of 2013, or growth of approximately 14% compared to the third quarter of 2012, approximately $14.3 million was attributable to the incremental contribution of the 2012 acquisitions (including related market share and industry growth) and approximately $1.8 million was attributable to the September 2013 acquisitions.

For the nine months ended September 29, 2013, net sales increased $117.1 million or 35.3%, to $448.3 million from $331.2 million in the prior year period. The increase was primarily attributable to a 44% increase in the Company’s revenue from the RV industry, a 12% increase in revenues from the MH industry, and a 25% increase in revenues from the industrial markets.

Excluding the revenue contributions of the acquisitions completed in 2012 and 2013, the Company estimates its organic growth in the first nine months of 2013 at approximately 17%, or $57.8 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 6% and growth tied to overall industry improvement of approximately 11%. Of the remaining $59.3 million revenue increase in the first nine months of 2013, or growth of approximately 18% compared to the first nine months of 2012, approximately $57.5 million was attributable to the incremental contribution of the 2012 acquisitions (including related market share and industry growth) and approximately $1.8 million was attributable to the September 2013 acquisitions.

The sales increase in the third quarter and first nine months of 2013 is also primarily attributable to: (i) increased RV market penetration, (ii) improved retail fixture and residential cabinet and furniture business in the industrial market, and (iii) an increase in wholesale unit shipments in the MH industry. The increase was partially offset by the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying. In addition, that same customer has set up distribution centers that provide certain product lines to several of its own manufacturing facilities that we had previously been supplying. However, increased sales of other products to this same customer helped to offset the overall impact from those vertical integration efforts. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The RV industry, which represented approximately 70% and 73% of the Company’s sales in the third quarter and first nine months of 2013, respectively, saw wholesale unit shipments increase by approximately 11% and 12%, respectively, in those periods compared to 2012. The MH industry, which represented 18% of the Company’s third quarter 2013 sales, experienced a 9% increase in wholesale unit shipments compared to the prior year period. For the first nine months of 2013, the MH industry represented approximately 16% of the Company’s sales. On a year-to-date basis, the Company estimates that MH unit shipments increased approximately 6% from 2012. The industrial market sector accounted for approximately 12% and 11% of the Company’s sales in the third quarter and first nine months 2013, respectively. We estimate that approximately 60% of our industrial revenue base is directly tied to the residential housing market.

We expect to continue to see overall revenue growth for the fourth quarter of fiscal 2013 compared to the prior year period, exclusive of the revenue contributions of the acquisitions completed in September 2013. We expect that this growth will be lower than the rates of the first nine months of 2013 because the fourth quarter of 2012 reflected a proportionally greater revenue contribution from acquisitions completed in 2012.

Cost of Goods Sold. Cost of goods sold increased $28.8 million or 29.9%, to $124.8 million in third quarter 2013 from $96.0 million in 2012. As a percentage of net sales, cost of goods sold increased during the third quarter of 2013 to 85.1% from 85.0% in 2012. For the first nine months of 2013, cost of goods sold increased $98.8 million or 35.3%, to $378.9 million from $280.1 million in the prior year period. For the first nine months of 2013, cost of goods sold as a percentage of net sales decreased to 84.5% from 84.6% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during the third quarter and first nine months of 2013 by: (i) increased revenues relative to our overall fixed overhead costs, (ii) the impact of acquisitions completed during 2012 and 2013, (iii) actions to reduce or eliminate negative margins on certain products, (iv) increased revenues from the Distribution segment which generally has a lower cost of goods sold percentage than the Manufacturing segment, and (v) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields. Cost of goods sold as a percentage of net sales was negatively impacted by general fluctuations in the costs of certain commodities used in the manufacture of our products during the third quarter and first nine months of 2013 compared to 2012.

In addition, higher energy costs and increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter to quarter. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit. Gross profit increased $4.9 million or 29.1%, to $21.8 million in third quarter 2013 from $16.9 million in third quarter 2012. For the nine months periods, gross profit increased $18.2 million or 35.6%, to $69.4 million in 2013 from $51.2 million in 2012. As a percentage of net sales, gross profit decreased to 14.9% in third quarter 2013 from 15.0% in the same period in 2012, and increased to 15.5% in the first nine months of 2013 from 15.4% in the prior year period. The improvement in gross profit dollars in the third quarter and first nine months of 2013 and the percentage of net sales in the first nine months of 2013 compared to 2012 reflected the positive impact of the factors discussed above under “Cost of Goods Sold” including the positive contribution to gross profit related to increased revenues relative to our fixed overhead cost, the positive contribution of margin management, organic revenue growth, and the acquisition-related revenue growth noted above.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year. Consistent with prior year seasonal patterns, we expect that gross profit as a percentage of net sales for the fourth quarter of 2013 to be lower than that reported in the third quarter of 2013. However, gross profit as a percentage of net sales should increase from the fourth quarter of 2012. The seasonal factors impacting fourth quarter margins include generally lower industry sales levels, customer holiday shutdown schedules and taking physical inventories at our plants which impact labor and overhead cost absorption. In addition, increased commodity pricing in certain raw materials combined with competitive market conditions could limit our ability to increase prices on certain products consistent with the expected increased costs for this time frame.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.2 million or 29.5%, to $5.3 million in third quarter 2013 from $4.1 million in third quarter 2012. For the nine months, warehouse and delivery expenses increased $2.8 million or 23.8%, to $14.5 million in 2013 from $11.7 million in 2012. The expense increase in both the third quarter and the first nine months of 2013 was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 3.6% in both the third quarter 2013 and 2012. This percentage benefited from higher sales volumes relative to fixed costs, offset by the impact of lower sales volumes per delivery truckload due to fluctuating order rates that mainly stemmed from changing production schedules related to the fall dealer show season. For the comparable nine months periods, warehouse and delivery expenses were 3.2% and 3.5% of net sales for 2013 and 2012, respectively. The decrease as a percentage of net sales for the first nine months of 2013 primarily reflected better utilization of our fleet and truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $1.6 million or 29.7%, to $7.0 million in third quarter 2013 from $5.4 million in third quarter 2012. For the nine months, SG&A expenses increased $5.1 million or 31.7%, to $21.4 million in 2013 from $16.3 million in 2012. Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of operating profits contributed to a net increase in selling and administrative wages, incentives and payroll taxes in both the third quarter and first nine months of 2013 compared to the prior year periods. As a percentage of net sales, SG&A expenses were 4.8% in both third quarter 2013 and 2012, and were 4.8% in the first nine months of 2013 compared to 4.9% in 2012.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.2 million and $0.6 million in the third quarter and first nine months of 2013, respectively, compared to the prior year periods, primarily reflecting the impact of businesses acquired in 2012 (Décor, Gustafson, Creative Wood and Middlebury Hardwoods) and in 2013 (Frontline, Premier and West Side). The intangible assets associated with the acquisition of West Side will be amortized beginning in the fourth quarter of 2013. In the aggregate, in conjunction with the 2012 and 2013 acquisitions, the Company recognized $15.9 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

(Gain) Loss on Sale of Fixed Assets and Acquisition of Business. During the second quarter of 2013, the Company sold the facility that housed its distribution operation in Halstead, Kansas and recorded a pretax gain on sale of approximately $0.4 million for the first nine months of 2013.

In conjunction with the acquisition of Gustafson in July 2012, the fair value of the identifiable assets acquired and liabilities assumed of $3.0 million exceeded the fair value of the purchase price of the business of $2.8 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition. The gain is included in this line item for the third quarter and nine months ended September 30, 2012 in addition to a gain on the sale of fixed assets for the third quarter and nine months of 2012 of $11,000 and $14,000, respectively.

Operating Income. Operating income increased $1.7 million or 22.8% to $9.0 million in third quarter 2013 from $7.3 million in the prior year. For the nine months, operating income increased $9.9 million or 44.1% to $32.3 million from $22.4 million in 2012. The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation. The stock warrants revaluation credit of $0.1 million in the third quarter of 2012 and an expense of $1.7 million in the first nine months of 2012 represents non-cash charges or credits related to mark-to-market accounting for common stock warrants issued to the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (as defined herein) (the “2008 Warrants”).

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

Interest Expense, Net. Interest expense decreased $0.3 million to $0.5 million in the third quarter of 2013 from $0.8 million in 2012. For the nine months, interest expense decreased $0.9 million to $1.6 million from $2.5 million in 2012. In the third quarter and first nine months of 2013, borrowing rates under the 2012 Credit Facility (as defined herein) were lower than the interest rates under the 2011 Credit Facility (as defined herein) in the comparable periods in 2012, as well as the interest rates on the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note issued in September 2011, all of which were outstanding during the third quarter and first nine months of 2012. These notes were repaid in full in the fourth quarter of fiscal 2012.

Income Taxes. The Company recorded income taxes at an estimated effective tax rate of 39% in the first and second quarters of 2013. In the third quarter of 2013, the Company determined that its estimated effective tax rate for the full year of 2013 would be approximately 38%. As a result, the Company recorded income taxes at a rate of 35.4% in the third quarter of 2013 in order to achieve a blended rate of 38% for the first nine months of 2013. The effective tax rate in the comparable periods in 2012 was 0%. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the full year of 2013.

At January 1, 2012, the Company carried a full valuation allowance against its deferred tax assets. In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results. As a result of this determination, the Company reversed approximately $6.8 million of the valuation allowance in 2012, of which $6.7 million was reversed in the second quarter of 2012, with the reversal recorded as a non-cash income tax credit on the Company’s condensed consolidated statement of income. In addition, the Company reversed the balance of its valuation allowance in 2012 to fully offset its 2012 tax provision of approximately $8.8 million, resulting in the 0% effective tax rate described above for the third quarter and first nine months of 2012.

At December 31, 2012, the Company had a gross federal net operating loss (“NOL”) carry forward of approximately $9.8 million that was fully utilized in the first half of 2013. In addition, the Company had various state NOLs of approximately $12.6 million at December 31, 2012, of which approximately $5.5 million were remaining to be utilized as of September 29, 2013. The Company estimates that it will fully utilize a significant majority of the remaining state NOLs by the end of 2014.

As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets. In the second quarter of 2013, the Company realized approximately $2.3 million of additional taxable deductions related to excess benefits on stock-based compensation, which had also not been recorded as deferred tax assets. In the second quarter of 2013, based on the utilization of the federal NOL and a portion of the state NOLs, the Company realized a tax benefit of approximately $2.4 million related to these excess benefits from stock-based compensation at its then estimated effective combined 39% federal and state tax rate. The tax benefit was recorded to shareholders’ equity upon realization in the second quarter of 2013.

The federal and state NOLs discussed above were used to partially offset the cash portion of the income tax provision for 2013. In 2013, the Company is making quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability.

Net Income. Net income for third quarter 2013 was $5.5 million or $0.51 per diluted share compared to $6.6 million or $0.60 per diluted share for 2012. For the first nine months, net income was $19.0 million or $1.76 per diluted share in 2013 compared to $24.9 million or $2.32 per diluted share for 2012. The changes in net income for both the third quarter and first nine months of 2013 reflect the impact of the items previously discussed, including (i) income tax provisions of $3.0 million and $11.7 million in the third quarter and first nine months of 2013, respectively, or $0.28 and $1.08 per diluted share, respectively, and (ii) the reversal of the tax valuation allowance in the second quarter of 2012, which increased net income by $6.7 million in the first nine months of 2012, or $0.62 per diluted share.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s most significant manufacturing division is lamination, which utilizes various materials, such as lauan, MDF, gypsum, and particleboard, that are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, the recently acquired fiberglass bath fixtures division (Frontline), a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall and slotwall components.

Distribution - Distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate flooring, shower doors, furniture, fireplace and slide-out surrounds and fascia, interior and exterior lighting products, and other miscellaneous products.

Third Quarter and Nine Months Ended September 29, 2013 Compared to 2012

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

	Third Quarter Ended		Nine Months Ended
(thousands)	Sept. 29, 2013	Sept. 30, 2012	Sept. 29, 2013	Sept. 30, 2012
Sales
Manufacturing	$117,880	$85,939	$364,591	$262,312
Distribution	34,552	31,028	101,370	81,981

Gross Profit
Manufacturing	16,459	12,438	54,026	38,871
Distribution	5,831	4,843	17,339	13,210

Operating Income
Manufacturing	9,333	7,285	34,412	24,062
Distribution	2,020	1,583	6,292	4,294

Manufacturing

Sales. Sales increased $32.0 million or 37.2%, to $117.9 million in third quarter 2013 from $85.9 million in 2012. In the first nine months of 2013, sales increased $102.3 million or 39.0%, to $364.6 million from $262.3 million in the first nine months of 2012. This segment accounted for approximately 77% and 78% of the Company’s consolidated net sales for the third quarter and first nine months of 2013, respectively, and 73% and 76% for the third quarter and first nine months of 2012, respectively. In the third quarter of 2013, the sales increase reflected 44% increase in the Company’s revenue from the RV industry, a 15% increase from the MH industry, and a 28% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 47%, 11% and 29% increase in the Company’s revenue from the RV industry, MH industry, and industrial markets, respectively. The increase in revenue from the MH market was partially offset by the impact of the vertical integration efforts of one of the Company’s larger MH customers that is producing in-house one of the product lines for certain of its facilities that the Company had previously been supplying. However, increased sales of other manufactured products to this same customer helped to offset the overall impact from those vertical integration efforts.

Approximately $13.2 million and $48.9 million of the revenue improvement in the third quarter and first nine months of 2013, respectively, was attributable to the incremental contribution of acquisitions completed in 2012 (including related market share and industry growth). An additional $1.5 million of the revenue improvement in both the third quarter and first nine months of 2013 was attributable to the contribution of the acquisitions completed in the third quarter of 2013. The remaining sales increase of $17.3 million and $51.9 million in the third quarter and first nine months of 2013, respectively, is primarily attributable to: (i) increased RV market penetration, (ii) an increase in wholesale unit shipments in the RV industry of 11% and 12%, respectively, in the third quarter and first nine months of 2013; (iii) an estimated increase of 9% and 6%, respectively, in the third quarter and first nine months of 2013 in MH wholesale unit shipments; and (iv) improved retail fixture and residential cabinet and furniture business in the industrial markets.

Excluding the revenue contributions of the 2012 and 2013 acquisitions, the Company estimates its organic revenue growth in the Manufacturing segment in the third quarter and first nine months of 2013 at approximately 22% and 21%, respectively. We expect to continue to see overall revenue growth for the fourth quarter of fiscal 2013 compared to the prior year period, exclusive of the revenue contributions of the acquisitions completed in September 2013. We expect that growth in the fourth quarter will be lower than the rates of the first nine months of 2013 because the fourth quarter of 2012 reflected a proportionally greater revenue contribution from acquisitions completed in 2012.

Gross Profit. Gross profit increased $4.0 million to $16.4 million in third quarter 2013 from $12.4 million in third quarter 2012. As a percentage of sales, gross profit decreased to 14.0% in third quarter 2013 from 14.5% in 2012.

Gross profit increased $15.1 million to $54.0 million in the first nine months of 2013 from $38.9 million in the prior year period. As a percentage of sales, gross profit was 14.8% for both the first nine months of 2013 and 2012. Gross profit for the third quarter and first nine months of 2013 improved primarily as a result of: (i) higher revenues, (ii) the impact of acquisitions completed during 2012 and 2013, (iii) increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and (iv) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.

Operating Income. Operating income increased $2.0 million to $9.3 million in third quarter 2013 from $7.3 million in the prior year. For the first nine months of 2013, operating income increased by $10.3 million to $34.4 million from $24.1 million in 2012. The improvement in operating income primarily reflects the increase in gross profit mentioned above and, for the year-to-date period, lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales. Sales increased $3.5 million or 11.4%, to $34.5 million in the third quarter of 2013 from $31.0 million in 2012. In the first nine months of 2013, sales increased $19.4 million or 23.7%, to $101.4 million from $82.0 million in the first nine months of 2012. This segment accounted for approximately 23% and 22% of the Company’s consolidated net sales for the third quarter and first nine months of 2013, and approximately 27% and 24% for the third quarter and first nine months of 2012, respectively. In the third quarter of 2013, the sales increase reflected a 10% increase in the Company’s revenue from the RV industry and an 18% increase in revenue from the MH industry. On a year-to-date basis, the sales increase reflected a 32% and a 14% increase in the Company’s revenue from the RV and MH industries, respectively.

The acquisition of Gustafson in the third quarter of 2012 accounted for approximately $1.1 million and $8.6 million of the revenue increase in the third quarter and first nine months of 2013, respectively. The acquisition of West Side in the third quarter of 2013 accounted for approximately $0.3 million of the revenue increase in both the third quarter and first nine months of 2013. Sales were also positively impacted during the third quarter and first nine months of 2013 by an estimated 9% and 6% increase, respectively, in wholesale unit shipments in the MH industry, which is the primary market this segment serves. Excluding the revenue contributions of the 2012 and 2013 acquisitions, the Company estimates its organic revenue growth in the Distribution segment at approximately 8% and 13% in the third quarter and first nine months of 2013, respectively.

Gross Profit. Gross profit increased $1.0 million to $5.8 million in third quarter 2013 from $4.8 million in 2012. As a percentage of sales, gross profit was 16.9% in third quarter 2013 compared to 15.6% in 2012.

For the first nine months of 2013, gross profit increased $4.1 million to $17.3 million in 2013 compared to $13.2 million in 2012. As a percentage of sales, gross profit was 17.1% in the first nine months of 2013 compared to 16.1% in 2012. The increase in gross profit as a percentage of sales for the third quarter and first nine months of 2013 is primarily attributable to the impact of increased Distribution segment revenues relative to fixed costs.

Operating Income. Operating income in third quarter 2013 increased $0.4 million to $2.0 million from $1.6 million in the prior year period. For the first nine months of 2013, operating income increased $2.0 million to $6.3 million from $4.3 million in the first nine months of 2012. The overall increase in revenues, as well as the acquisition of several new product lines during 2012 and 2013, in particular the Gustafson distribution business acquired in the third quarter of 2012, made a positive contribution to operating income during the third quarter and first nine months of 2013. The acquisition of West Side in late September 2013 did not have a material impact on operating results in the third quarter and first nine months of 2013.

Unallocated Corporate Expenses

Unallocated corporate expenses in the third quarter of 2013 increased $0.3 million to $1.9 million from $1.6 million in the comparable prior year period. In the first nine months of 2013, unallocated corporate expenses increased $1.9 million to $7.3 million from $5.4 million in the first nine months of 2012 primarily reflecting an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with recent acquisitions.

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

Net cash provided by operating activities was $21.5 million in the first nine months of 2013 compared to $14.6 million in the first nine months of 2012. Net income was $19.0 million in the first nine months of 2013 compared to $24.9 million in the 2012 period (which included a $6.7 million non-cash income tax credit related to the reversal of the deferred tax valuation allowance in the second quarter of 2012). Trade receivables increased $14.3 million in both the first nine months of 2013 and 2012 reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2012 and 2013.

Inventories increased $6.8 million in the first nine months of 2013 compared to a $9.9 million increase in the comparable 2012 period, primarily reflecting an increase in sales volumes and the Company’s efforts to continue to be able to meet anticipated rising customer demand in its end markets, as well as the post-acquisition sales increases of the 2012 and 2013 acquisitions. While the Company continues to aggressively manage inventory turns by closely following customer sales levels and increasing or reducing purchases accordingly, we made certain strategic decisions in the first nine months of 2013 to increase our inventory levels to be able to meet anticipated demand, thus resulting in lower inventory turn levels. We expect our inventory turn levels to begin to increase in the fourth quarter of 2013 and into the first quarter of 2014 based on the expected seasonality of our business, and we will work together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities.

From a tax perspective, the Company had federal and state NOLs for the past several years resulting in virtually no cash taxes being paid other than franchise taxes and various state filing taxes. At December 31, 2012, the Company had a gross federal NOL of approximately $9.8 million that it fully utilized in the first six months of 2013, and various state NOLs of approximately $12.6 million, of which approximately $5.5 million were remaining to be utilized as of September 29, 2013. The Company expects to utilize a significant majority of the remaining state NOLs by the end of 2014.

As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets. In the second quarter of 2013, the Company realized approximately $2.3 million of additional taxable deductions related to excess benefits on stock-based compensation, which had also not been recorded as deferred tax assets. In the second quarter of 2013, based on the utilization of the federal NOL and a portion of the state NOLs, the Company realized a tax benefit of approximately $2.4 million related to these excess benefits from stock-based compensation, at its then estimated effective combined 39% federal and state tax rate. The tax benefit was recorded to shareholders’ equity upon realization in the second quarter of 2013.

The Company recorded income taxes at an estimated effective tax rate of 39% in the first and second quarters of 2013. In the third quarter of 2013, the Company determined that its estimated effective tax rate for the full year of 2013 would be approximately 38%. As a result, the Company recorded income taxes at a rate of 35.4% in the third quarter of 2013 in order to achieve a blended rate of 38% for the first nine months of 2013. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate for the full year of 2013.

The federal and state NOLs discussed above were used to partially offset the cash portion of the income tax provision for 2013. In 2013, the Company is making quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability.

Investing Activities

Investing activities used cash of $20.8 million in the first nine months of 2013 primarily to fund: (i) the acquisitions of Frontline, Premier and West Side, together totaling $16.5 million; and (ii) capital expenditures of $5.2 million. In addition, investing activities provided cash of $1.0 million related to net proceeds from the sale of the Kansas distribution facility and the sale of various machinery and equipment. In October 2013 (the beginning of the Company’s fourth fiscal quarter), the Company purchased one of its distribution facilities, that it had previously been leasing from an unrelated third party, for approximately $1.7 million. Cash used in investing activities of $14.5 million in the first nine months of 2012 was primarily to fund the acquisitions of Décor, Gustafson and Creative Wood, together totaling $9.2 million, and to fund capital expenditures of $5.3 million.

The capital plan for full year 2013 includes spending related to the continued replacement of our current ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2013 to approximate up to $10.0 million. If required based on our actual expenditures, we will seek an additional amendment to our 2012 Credit Agreement from our lenders that would increase the limitation on annual capital expenditures for fiscal 2013 from the current $8.0 million to accommodate the higher level of capital expenditures.

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

Financing Activities

Net cash flows provided by financing activities were $9.4 million in the first nine months of 2013 compared to $0.2 million in the comparable 2012 period.

For the first nine months of 2013, net long-term debt borrowings of $13.3 million included borrowings on the 2012 Credit Facility to fund the September 2013 acquisitions. The total long-term debt balance of $63.0 million at September 29, 2013 also reflected the timing difference between customer cash collections at the end of the quarter and the application of this cash to repay our revolver, resulting in a cash balance of $10.5 million on such date. As of September 29, 2013, the committed but unused portion of the revolving line of credit was approximately $15.6 million.

In the first nine months of 2013, the Company used cash to repurchase 407,330 shares of common stock, for an aggregate purchase price of $6.1 million, under the $10 million stock repurchase program authorized by the Company’s Board of Directors in February 2013. There were no repurchases of the Company’s stock made in the third quarter of 2013. As of September 29, 2013, there was approximately $3.9 million available to be purchased under the authorized stock repurchase program. Cash provided by financing activities in the first nine months of 2013 also included $2.4 million related to the realization of the excess tax benefit on stock-based compensation with no comparable amount in the prior year. See the related discussion above under "Cash Flows - Operating Activities" for additional details.

For the first nine months of 2012, net long-term debt payments of $12,000 consisted of borrowings on the Company’s revolving line of credit of $2.3 million that were offset by (i) the repayment of $0.75 million principal amount of the 10% Promissory Note issued in September 2011 to the seller of AIA, and (ii) by the optional prepayment on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes, that were issued in connection with the March 2011 refinancing of the Company’s previous credit facility and the financing of the AIA acquisition in September 2011, respectively.

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

At September 29, 2013 and December 31, 2012, the Company had $63.0 million and $49.7 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

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

For the nine months ended September 29, 2013, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended September 29, 2013 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.10
Consolidated interest coverage ratio (12-month period)	2.25	5.80
Annual capital expenditures limitation	$8,000	$5,214

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

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million and are subject to variable rates of interest. Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders. The unused availability under the 2012 Credit Facility as of September 29, 2013 was $15.6 million. In addition, the Company had cash and cash equivalents of $10.5 million as of September 29, 2013. We believe that our existing cash, cash equivalents, cash generated from operations, and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement. In the first nine months of 2013 and for the fiscal period ended December 31, 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement.

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

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting fluctuations in RV dealer inventories and more importantly the addition of major RV manufacturer open houses for dealers to the September/October timeframes, whereby dealers are delaying purchases until new product lines are introduced at these shows. Consequently, and as a result of our increasing concentration in the RV industry, the seasonal trend pattern has shifted with the strongest sales and profit being reported generally in the first and second quarters of the fiscal year.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

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

Other than the changes above, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 29, 2013 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except for the following:

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

Based on information contained in filings by Tontine Capital with the SEC on April 3, 2013, May 7, 2013, May 17, 2013 and October 11, 2013, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine Capital decreased from 3,977,636 shares or 37.2% of our common stock then outstanding to 3,309,430 shares or 31.3% as of October 1, 2013, reflecting the disposition on May 3 through May 7, 2013 and May 15 through May 17, 2013 of 85,890 shares in the aggregate held by an affiliate of Tontine Capital, as well as the distribution on April 1, 2013 and October 1, 2013 of 82,316 shares and 500,000 shares, respectively, to investors in connection with the redemption of ownership interests in an affiliate of Tontine Capital held by those investors.

Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board. As of September 29, 2013, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

In the third quarter of 2013, the Company made no repurchases of its common stock under its authorized stock repurchase program. In the first nine months of 2013, the Company repurchased 407,330 shares through the open market or in privately negotiated transactions for an aggregate purchase price of approximately $6.1 million. As of September 29, 2013, there was approximately $3.9 million available to be purchased under the Company’s existing stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer