Form 10-K
period 2013-12-31
PATRICK INDUSTRIES INC
filed 2014-03-14
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ]     Accelerated filer [X ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate of 55.43% of shares owned by non-affiliates) was $121,766,451. The closing market price was $20.79 on that day and 10,566,430 shares of the registrant’s common stock were outstanding. As of February 28, 2014, there were 10,664,122 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2014 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2013
TABLE OF CONTENTS

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (collectively, the “Company,” “we,”, “our” or “Patrick”) and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Patrick does not undertake to publicly update or revise any forward-looking statements, except as required by law. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2013.

There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A. These factors include, without limitation, the impact of any economic downturns especially in the residential housing market, pricing pressures due to competition, costs and availability of raw materials, availability of commercial credit, availability of retail and wholesale financing for residential and manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, levels of repossessed residential and manufactured homes, the financial condition of our customers, retention and concentration of significant customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company’s core businesses, the ability to effectively manage the costs and the implementation of the new enterprise resource management system, the successful integration of acquisitions, stock price fluctuations, interest rates, oil and gasoline prices, the outcome of litigation, adverse weather conditions impacting retail sales, and our ability to remain in compliance with our credit agreement covenants. In addition, national and regional economic conditions and consumer confidence may affect the retail sale of recreational vehicles and residential and manufactured homes.

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

PART I

ITEM 1.     BUSINESS

Company Overview

Patrick Industries, Inc., which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer of component products and distributor of building products and materials to the recreational vehicle (“RV”) and manufactured housing (“MH”) industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine, and other industrial markets. We manufacture a variety of products including decorative vinyl and paper laminated panels, wrapped vinyl, paper and hardwood profile mouldings, solid surface, granite and quartz countertops, cabinet doors and components, hardwood furniture, fiberglass bath and shower surrounds and fixtures, slide-out trim and fascia, interior passage doors, exterior graphics, and slotwall panels and components, among others.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical, and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers. We believe that we are one of the few suppliers to the RV and MH industries that has such a nationwide network. We maintain 11 manufacturing plants and eight distribution facilities near our principal offices in Elkhart, Indiana, and operate eight other warehouse and distribution centers and seven other manufacturing plants in ten other states.

While the general economic environment is still in the process of emerging from the residual effects of the recent economic recession, and continues to be overshadowed by an uncertain domestic political environment, increased regulatory lending standards and tight credit and lending conditions, particularly in the residential housing and MH markets, as well as global economic and political concerns, the three primary markets we serve have reflected signs of improvement and growth. Like many other companies, our business was adversely affected during the recession, however, we executed on a number of strategic initiatives to position the Company to take advantage of the subsequent recovery in each of these markets. These items included deleveraging our balance sheet, operational restructuring at certain manufacturing and distribution facilities, disposition of non-core operations, streamlining administrative and support activities, aggressive management of inventory levels to changes in sales levels, and refinancing our credit facility. In addition, as the economic environment and our financial condition improved, we completed 12 strategic acquisitions during 2010 to 2013. The combination of improving economic conditions, particularly in the RV industry, and the execution of the strategic initiatives identified above, among others, resulted in our sales, operating income, net income and cash flows improving significantly in the three years ended December 31, 2013. In the Executive Summary section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that macroeconomic conditions had on our operations and in the RV, MH, and industrial markets in 2013.

We continued to expand the breadth and the depth of our products and services through the integration of new and innovative product lines designed to bring value to our customers and create additional scale advantages. See “Strategic Acquisitions and Expansion” below and Note 4 to the Consolidated Financial Statements in Item 8 of this report for further details.

Patrick had two reportable operating segments in 2013, Manufacturing and Distribution. Financial information about these operating segments is included in Note 20 to the Consolidated Financial Statements and incorporated herein by reference.

Competitive Position

The RV and MH industries are highly competitive with low barriers to entry, which carries through to the suppliers to these industries. Across the Company’s range of products and services, competition exists primarily on price, product features, quality, and service. We believe that the quality, service, design and price of our products and the short order turnaround time that we provide allow us to compete favorably in the RV and MH markets. Several competitors compete with us on a regional and local basis. However, in order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment in personnel would be required. The industrial markets that we serve are also highly competitive.

Given the environment in the industries in which we operate, the Company has identified several operating strategies to maintain or enhance earnings through strategic acquisitions, productivity initiatives, expansion into new product lines, and optimization of capacity utilization.

Strategy

Overview

We believe that we have developed strong working relationships with our customers and suppliers, and have oriented our business to their needs. Our customers include all of the larger RV and MH manufacturers and a number of large to medium-sized industrial customers. The majority of our industrial customers are generally directly linked to the residential housing markets. Our RV and MH customers generally demand competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers. Our industrial customers generally are less price sensitive than our RV and MH customers, and are focused on consistent high quality products, exceptional customer service, and quick response time.

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

Our capital allocation strategy includes a balance of managing and utilizing our resources and leverage position to continue to grow and invest in the business model through strategic acquisitions, investment in infrastructure and capital expenditures to ensure both capacity and technology to support anticipated growth needs, and stock repurchases, among others. Additionally, because of the short lead times, which can include same day order, receipt and delivery, we continue to focus on managing our inventory levels to achieve a balance between increasing inventory turns and ensuring we have product on hand to meet customer demand levels.

As we explore new markets and industries, we believe that our strategic initiatives provide us with a strong foundation for future growth. In 2013, approximately 72% of our net sales were to the RV industry, 16% to the MH industry, and 12% to the industrial markets. In 2012, approximately 69% of our net sales were to the RV industry, 19% to the MH industry, and 12% to the industrial markets. The increase in wholesale unit shipments in the RV market relative to the other primary market sectors in which Patrick operates, the introduction of new products to the marketplace, and the impact of the acquisitions completed in the last four years, have contributed to an increase in our RV market sales concentration in 2013 when compared to prior periods.

Operating Strategies

Key operating strategies identified by management include the following:

Strategic Acquisitions and Expansion

We supply a broad variety of building materials and component products to the RV, MH and industrial markets. With our nationwide manufacturing and distribution capabilities, we believe that we are well-positioned for the introduction of new products to further bring value to our customer base. In order to facilitate this initiative, we are focused on driving growth in all three of our primary markets through the acquisition of companies with strong management teams with a strategic fit to our core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand our existing businesses. We believe there continues to be acquisition opportunities in all three primary markets that we serve.

From 2010 to 2013, we completed 12 acquisitions, which directly complement our core competencies and product lines, and introduced over 200 new products and line extensions to the marketplace.

In 2010, we invested approximately $6 million to complete two acquisitions: Quality Hardwoods Sales (“Quality Hardwoods”), a cabinet door business, and Blazon International Group (“Blazon”), a distributor of wiring, electrical, plumbing and other building products to the RV and MH industries.

In 2011, we invested approximately $7 million to complete three acquisitions: The Praxis Group (“Praxis”), a manufacturer and distributor of high and low gloss painted countertops, foam products, shower doors, electronics and furniture products to the RV industry; A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, quartz and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets; and Infinity Graphics (formerly Performance Graphics), a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries.

In 2012, we invested approximately $30 million to complete four acquisitions: Décor Mfg., LLC (“Décor”), a manufacturer of laminated and wrapped products for the Northwestern U.S.-based RV industry; Gustafson Lighting (“Gustafson”), a distributor of interior and exterior lighting products, ceiling fans and accessories to the RV industry; Creative Wood Designs, Inc. (“Creative Wood”), a manufacturer of hardwood furniture to the RV market; and Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), a manufacturer of hardwood cabinet doors, components and other hardwood products for the RV, MH, and residential kitchen cabinet industries.

In 2013, we invested approximately $17 million to complete three acquisitions: Frontline Mfg., Inc. (“Frontline”), a manufacturer of fiberglass bath fixtures, including tubs, showers and combination tub/shower units for the RV, MH and residential housing markets; Premier Concepts, Inc. (“Premier”), a custom fabricator of solid surface, granite, and quartz countertops for the RV, MH and residential housing markets; and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), a wholesale supplier of La-Z-Boy® recliners and the Serta® Trump Home™ mattress line, among other furniture products, to the RV market. See Note 4 to the Consolidated Financial Statements for further details.

Diversification into Other Markets

While we continually seek to improve our position as a leading supplier to the RV and MH industries, we are also seeking to expand our product lines into other industrial, commercial, and institutional markets. Many of our products, such as countertops, cabinet doors, laminated panels and mouldings, drawer sides and fronts, slotwall, and shelving, have applications in the kitchen cabinet, retail fixtures, household furniture, and architectural markets. We have a dedicated sales force focused on increasing our industrial market penetration and on our diversification into additional commercial and institutional markets.

We believe that diversification into other industrial markets provides opportunities for improved operating margins with complementary products that increase our capacity utilization. In addition, we believe that our nationwide manufacturing and distribution capabilities have enabled us to be well-positioned for new product expansion.

Additionally, we may explore strategic acquisition opportunities that are not directly tied to the three primary markets we serve in order to further leverage our core management capabilities in manufacturing and distribution and to diversify our end market exposure.

Utilization of Manufacturing Capacity

Efficiency Optimization

We have the ability to increase volumes in almost all of our existing facilities without adding comparable incremental fixed costs. If economic conditions in certain parts of the country warrant, we will explore opportunities for further facility consolidation. However, we have remained committed to certain geographic areas, specifically where there is a larger concentration of MH manufacturers but where our revenues and profitability have been limited in recent years. Additionally, we are focused on cross-training all of our manufacturing work force in our manufacturing cells within each facility to maximize our efficiencies and increase the flexibility of our labor force.

Plant Consolidations / Closures and Plant Expansion

Certain manufacturing and distribution operating facilities were either consolidated or expanded during 2012 and 2013 in an effort to improve operating efficiencies in the plants through increased capacity utilization, to accommodate increased sales volumes, and to keep the overhead structure at a level consistent with operating needs.

Included in the targeted capital investments we made in 2012 to support new business and leverage our operating platform, we purchased a building in proximity to our Indiana operations in July 2012 to increase capacity to support the growth in one of our manufacturing divisions. In September 2012, we consolidated our Woodburn, Oregon high-pressure laminate manufacturing cell for the industrial market and a distribution center for the RV and MH markets into our acquired manufacturing operation in Tualatin, Oregon.

In the fourth quarter of 2012, we consolidated the interior passage doors product line from one of our newly acquired manufacturing business units into one of our existing manufacturing facilities in Elkhart, Indiana that engages in similar activities. In addition, we closed our owned distribution facility in Halstead, Kansas and consolidated the business into the existing Waco, Texas distribution facility as a result of the continued deterioration of the Kansas manufactured housing market. The Kansas facility was subsequently sold in 2013.

In 2013, we purchased one of our distribution facilities that we had previously been leasing from an unrelated third party and leased additional facilities to accommodate larger inventory levels and growth in our manufacturing and distribution businesses.

Product Development and New Product Introductions/Discontinuations

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our presence in all of the markets that we serve and gain entrance into other markets. We remain committed to new product introduction and development initiatives. New product development is a key component of our strategy to grow our revenue base, keep up with changing market conditions, and proactively address customer demand. We have a design team that works exclusively with RV and MH manufacturers to meet their creative design and product needs, which includes creating new styles and utilizing new colors, patterns, and wood types for panels and mouldings, cabinet doors and other products. We will continue to devote our time and attention to manufacturing and distributing products that fit within the strategic parameters of our current business model, including appropriate margin and inventory turn levels.

In addition to the new product offerings stemming from acquisitions, we further enhanced our product offerings to our customers in the RV, MH, and industrial markets through the introduction of several new products and the expansion of our existing product lines in 2013 including, on the manufacturing side, several new cabinet door styles, upgraded cabinetry, new slide-out trim, new styles of interior passage doors for RVs, pressed countertops, and backsplashes. Our distribution line was expanded to include new faucets modeled after the residential market, residential furniture, televisions and sound bars, ceramic tile, flat-pack cabinets, power cords, flooring options and various building products.

Principal Products

Through our manufacturing divisions, we manufacture and fabricate a variety of products, such as decorative vinyl and paper laminated panels, wrapped vinyl, paper and hardwood profile mouldings, stiles and battens, hardwood, foil and membrane pressed cabinet doors, solid surface, granite, and quartz countertops and sinks, drawer sides and bottoms, hardwood furniture, fiberglass bath and shower surrounds and fixtures, slide-out trim and fascia, interior passage doors, exterior graphics, and slotwall panels and components. In conjunction with our manufacturing capabilities, we also provide value added processes, including custom fabrication, edge-banding, drilling, boring, and cut-to-size capabilities.

We distribute pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

Manufactured laminated panels and hardwood doors contributed 41% and 20%, respectively, of total 2013 Manufacturing segment sales. Our electronics and furniture products within our Distribution segment contributed 19% and 16%, respectively, of total sales in this segment in 2013.

We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Branding

In conjunction with our acquisition strategy, we continue to focus our efforts on providing specific product knowledge, expertise and support to our customers through a branding strategy which includes product managers for each of our key product lines, support staff, and strategic supplier relationships which allows us to partner with them as a supplier of choice to drive efficiency and maximize value by providing the expertise and product support in the products that we sell.  Our primary product brands include Adorn, Custom Vinyls, Patrick Distribution, AIA Countertops, Quest Audio Video, Interior Components Plus, Gravure Ink, Praxis Group, Infinity Graphics, Décor Manufacturing, Gustafson Lighting, Creative Wood Designs, Middlebury Hardwood Products, Frontline Manufacturing, Premier Concepts, and West Side Furniture. In addition, our industrial markets sector cross sells existing product lines and launches new products that are targeted to serve unique, consumer-driven channels under the Decorative Dynamics brand name.

Manufacturing Processes and Operations

Our primary manufacturing facilities utilize various materials such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminate. Additionally, we offer high-pressure laminate bonded primarily to particleboard, which has many uses, including countertops, cabinetry, and office furniture, among others. We manufacture and fabricate solid surface, granite, quartz, and high-pressure laminate countertops for all of our primary markets, as well as slotwall panels and components for the retail store fixture markets. Roll-laminated products are used in the production of wall, cabinet, shelving, counter, and fixture products with a wide variety of finishes and textures. We also manufacture various fiberglass bath and shower surrounds and fixtures by utilizing over 400 molds.

We manufacture three distinct cabinet door product lines in both raised and flat panel designs, as well as square, shaker style, cathedral and arched panels. Our primary cabinet door product line is manufactured from raw lumber using solid oak, maple, cherry and other hardwood materials, and comes in a variety of finishes and glazes. Another line of doors is made of laminated fiberboard, and a third line uses membrane press technology to produce doors and components with vinyls of various thicknesses. Doors are also made with a number of outside decorative components such as rosettes, hardwood moulding, arched window trim, blocks and windowsills, among others. Our doors are sold mainly to the RV and MH industries. We also market to the cabinet manufacturers and “ready-to-assemble” furniture manufacturers.

Our vinyl printing facility produces a wide variety of decorative vinyls, which are generally 50” in width and 3.2 mil nominal thickness, and are shipped in rolls ranging from 300-800 yards in length.  This facility produces material both for internal use by Patrick and for sale to external customers.

Markets

We are engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries, and in other industrial markets. We continue to capture market share through our strategic acquisition and new product initiatives, which have resulted in sales levels increasing beyond the general industry results over the last three years. Even though general economic conditions have continued to improve, there remains general uncertainty related to unemployment, job growth, and retail credit and lending conditions. The equity markets, however, have rebounded as many companies have improved their profitability and strengthened their balance sheets, and the three primary markets that we serve have experienced growth, which we expect to continue into 2014. Recent historical seasonal patterns, particularly in the RV industry, are expected to be impacted by the severe winter weather in the Midwest in early 2014 with shipments and production shifting slightly from the first quarter to the second quarter of 2014.

Over the past four years, industry conditions in the RV industry have continued to improve as evidenced by higher production levels and wholesale unit shipments versus the prior year periods. We believe that industry-wide retail sales and the related production levels of RVs will be dependent on the overall strength of the economy, consumer confidence levels, and conditions in the credit markets. Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income can have a negative impact on this market.

The MH industry, which has improved marginally since 2009, continues to be negatively impacted by the lack of financing alternatives and the overhang related to the residential (“stick-built”) housing industry crisis that still exists, particularly as it relates to credit conditions and mortgage lending criteria. Financing concerns and the current credit situation in the residential housing market have put additional pressure on potential purchasers of manufactured homes, many of whom use conventional mortgage financing as a source of funding for purchases. While there is still overhang related to the overall economic environment and other conditions mentioned above, we believe that there is longer term potential for this industry as residential housing demand recovers. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts. In addition, wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

Approximately 60% of our industrial revenue base in 2013 was associated with the U.S. residential housing market, and therefore, there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.

In order to offset some of the impacts of the weakness in the residential housing market over the last several years, we have focused on diversification, strategic acquisitions, and bringing new and innovative products to the market. In addition, we have targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets.

We are encouraged by the continued improvement in market conditions in 2013 and, in the near to intermediate-term, believe that there is upside potential and limited risk as it relates to residential housing growth based on pent up demand, potential job growth, the availability of credit, and affordable interest rates.

Recreational Vehicles

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing general economic conditions, which affect disposable income for leisure time activities. We believe that significant fluctuations in interest rates, consumer confidence, the level of disposable income, and equity securities market trends have an impact on RV sales. Over the past several years, however, we believe there has been a level of resilience in the RV marketplace, where RV buyers appear to have prioritized the purchase of a unit over other items in an effort to pursue their desired “lifestyle”. While concerns about the availability and price of gasoline can have an impact on RV demand, market trends also indicate that the average RV owner travels less distance but with similar frequency during periods of higher gas prices and less availability.

Demographic and ownership trends continue to point to favorable market growth in the long-term, both as the number of “baby-boomers” reaching retirement is steadily increasing, and as the RV owning population in the 35-54 year old demographic continues to grow. Additionally, products such as sports-utility RVs and “toy haulers,” with a rear section to store and transport motorcycles, snowmobiles, ATVs and other leisure products, are attractive to younger buyers, and RV manufacturers are also providing an array of product choices, including producing lightweight towables and smaller fuel efficient motorhomes. Green technologies, such as lightweight composite materials, solar panels, and energy-efficient components are appearing on an increasing number of RVs.

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

Sales of recreational vehicle products have been cyclical in the past. Shortages of motor vehicle fuels and significant increases in fuel prices could have a material adverse effect on the market for recreational vehicles and could adversely affect demand in the future. The RV industry is also affected by the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates and decreases in the general availability of credit have had a negative impact upon the industry in the past and may do so in the future. Recession and lack of consumer confidence generally result in a decrease in the sale of leisure time products such as recreational vehicles.

The RV industry was severely impacted by the most recent U.S. economic recession, with wholesale unit shipments declining 58% from 390,500 in 2006 to 165,700 in 2009. Demand began to recover in the latter half of 2009. In 2010, the RV industry continued to strengthen as shipment levels increased 46% from 2009 and increased an additional 4% in 2011. In 2012, shipment levels increased 13% to 285,749 units. Unit shipment levels reached 321,127 units in 2013, which was the first time that shipment levels rose above 300,000 units since 2007, resulting in a cumulative gain of approximately 94% since the recession low in 2009. The RVIA expects the recovery to continue as credit availability, job security and consumer confidence improve and is currently forecasting full year 2014 wholesale unit shipments to increase by approximately 6% compared to the 2013 level.

The Company estimates that its mix of RV revenues related to towable units and motorized units is consistent with the overall RV production mix. In 2013, towable unit shipments represented approximately 88% of total RV wholesale shipments and motorized shipments represented 12%. The towable units are lighter and less expensive than standard gas or diesel powered motorized units, representing a more attractive solution for the cost-conscious buyer. From 2012 to 2013, motorized unit shipments rose approximately 36% to 38,332 units and towable unit shipments rose approximately 10% to 282,795 units. We believe that we are well-positioned with respect to our product mix within the RV industry to take advantage of continued improved market conditions.

The following chart reflects the historical wholesale unit shipment levels in the RV industry from 1994 through 2013 per RVIA statistics:

Manufactured Housing

Manufactured homes historically have been one of the principal means for first time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments due to the relatively lower cost of construction as compared to site-built homes. Manufactured housing also provides a cost effective alternative for those individuals and families seeking to establish home ownership or whose credit ratings have been impacted by the economic and job environment over the past several years. In addition, manufactured homes are an attractive option for those who have migrated to temporary housing alternatives or for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes. The increase in square footage of living space and updated modern designs in manufactured homes created by multi-sectional models have made them a viable alternative to a larger segment of homebuyers.

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

The MH industry is affected by the availability of alternative housing, such as apartments, town houses, condominiums and site-built housing, including repossessed residential housing inventory levels. From 2000 to 2009, annual industry-wide wholesale unit shipments of manufactured homes declined 80%. The 2009 level of 49,789 wholesale units was at the lowest level in the last 50 years. From the period of 2009-2012, MH unit shipments rose 10%. In 2013, MH unit shipments rose 10% but continued to trend well below historical levels.

Sales growth in the MH industry continues to be limited by the lack of financing alternatives and credit availability, slow job growth, and in certain geographic areas, excess residential housing inventories. While we do not anticipate significant growth in the MH market in 2014, we believe that demand has reached the bottom of the cycle and there is opportunity for moderate growth, with limited downside risk in the near-term assuming the availability of credit and recalibration of quality credit standards.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. While there is still overhang related to the overall economic environment and other conditions mentioned above, we believe that there is also longer term potential for this industry as residential housing demand recovers. Manufactured homes are a lower cost alternative to “stick-built” homes and an attractive entry point for many first-time home buyers and individuals and families looking to re-enter the home-ownership market. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts. In addition, wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

The following chart reflects the historical wholesale unit shipment levels in the MH industry from 1994 through 2013 per the Manufactured Housing Institute:

Other Markets

Many of our core manufacturing products, including paper/vinyl laminated panels, shelving, drawer-sides, high-pressure laminated panels, and solid surface, granite, and quartz countertops are utilized in the kitchen cabinet, office and store fixture and commercial furnishings, and residential furniture markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for us to diversify our customer base, while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been impacted by import pressures, there has been a renewed interest in domestically produced products and the “Made in the USA” label. Additionally, other residential and commercial segments have been less vulnerable, and therefore provide opportunities for increased sales penetration and market share gains. Over the past two years, residential housing markets in particular have shown signs of improving across the country and should increase the demand for our products in 2014. Our sales to the industrial market generally lag new housing starts by six to nine months and will vary based on differences in regional economic prospects.  We have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to recreational vehicle and manufactured housing manufacturers and other industrial products manufacturers. We have approximately 700 active customers. We have five customers, who together accounted for approximately 66% and 64% of our consolidated net sales in 2013 and 2012, respectively. The Company had two RV customers that together accounted for approximately 57% and 54% of consolidated net sales for the years ended December 31, 2013 and 2012, respectively.

A majority of products for distribution are generally purchased in railcar, container, or truckload quantities, warehoused, and then sold and delivered by us. In addition, approximately 23% and 28% of our distribution segment’s sales were from products shipped directly from the suppliers to our customers in 2013 and 2012, respectively. We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers. As lead times have declined over the years, in some instances, certain customers have required same-day or next-day service. We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers. Our customers do not maintain long-term supply contracts, and therefore we must bear the risk of accurate advanced estimation of customer orders. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment. We have no significant backlog of orders.

With the recent acquisitions in 2012 and 2013 and certain plant consolidations, we operate 16 warehouse and distribution centers and 18 manufacturing operations located in Alabama, Arizona, California, Georgia, Illinois, Indiana, Minnesota, Oregon, Pennsylvania, Tennessee and Texas. By using these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Patrick does not engage in significant marketing efforts nor does it incur significant marketing or advertising expenditures, other than attendance at certain trade shows and the activities of its sales personnel and the maintenance of customer relationships through price, quality of its products, service and customer satisfaction. In our design showroom located in Elkhart, Indiana, many of our manufactured and distribution products are on display for current and potential customers, their design and purchasing staff, and other key product managers and designers. We believe the design showroom has provided Patrick with the opportunity to grow its market share by educating our customers regarding the style and content options that we have available and by offering in-house custom design services to further differentiate our product lines. In addition, our Company website, www.patrickind.com, has allowed us to expand our Internet presence and further showcase our primary product brands to both existing and potential customers.

Suppliers

During the year ended December 31, 2013, we purchased approximately 57% of our raw materials and distributed products from twenty different suppliers. The five largest suppliers accounted for approximately 31% of our total purchases. We have terms and conditions with certain suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

Materials are primarily commodity products, such as lauan, gypsum, particleboard, and other lumber products, which are available from many suppliers. We do not maintain a long-term supply agreements. Our sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect our major supplier. We believe that we have a good relationship with all of our suppliers. Alternate sources of supply are available for all of our major material purchases.

Regulation and Environmental Quality

The Company’s operations are subject to certain federal, state, and local regulatory requirements relating to the use, storage, discharge and disposal of hazardous chemicals used during their manufacturing processes. Over the past several years, Patrick has taken a proactive role in certifying that the composite wood substrate materials that it uses to produce products for its customers in the RV marketplace have complied with applicable emission standards developed by the California Air Resources Board (“CARB”). All suppliers and manufacturers of composite wood materials are required to comply with the current CARB regulations.

The Company is certified to sell Forestry Stewardship Council (“FSC”) certified materials to its customers. The FSC certification provides a link between responsible production and consumption of materials from the world’s forests and it assists our customers in making socially and environmentally responsible buying decisions on the products it purchases.

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

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers to the September/October timeframes, whereby dealers are delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the mid-third quarter and extending through October, and when combined with our increased concentration in the RV industry, led to a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year.

Employees

As of December 31, 2013, we had 2,387 employees, 2,210 of which were engaged directly in production, warehousing, and delivery operations; 78 in sales; and 99 in office and administrative activities, which includes purchasing, inventory and production control, customer service, human resources, accounting, and information technology, among others. There were no manufacturing plants or distribution centers covered by collective bargaining agreements. Patrick continuously reviews benefits and other matters of interest to its employees and considers its relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of December 31, 2013:

Name	Position
Todd M. Cleveland	President and Chief Executive Officer
Jeffrey M. Rodino	Executive Vice President of Sales and Chief Operating Officer
Andy L. Nemeth	Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer
Courtney A. Blosser	Vice President of Human Resources

Todd M. Cleveland (age 45) was appointed Chief Executive Officer in February 2009. Mr. Cleveland assumed the position of President and Chief Operating Officer of the Company in May 2008. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn Holdings, Inc. (“Adorn”) by Patrick in May 2007. Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; Sales Manager from 1992 to 1994; and Purchasing Manager from 1990 to 1992. Mr. Cleveland has over 23 years of manufactured housing, recreational vehicle, and industrial experience in various operating capacities.

Jeffrey M. Rodino (age 43) was appointed Chief Operating Officer of the Company in March 2013. In addition to this role, Mr. Rodino serves as the Executive Vice President of Sales, a position he has held since December 2011. Prior to that, Mr. Rodino served as Vice President of Sales for the Midwest from August 2009 to December 2011 and was elected an Officer in May 2010. Mr. Rodino also served in a variety of top-level sales and marketing roles after joining Patrick in 2007 and held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick. Mr. Rodino has over 20 years of experience in serving the recreational vehicle, manufactured housing and industrial markets having held key sales management roles at ASA Electronics, Design Components (a former acquisition of Adorn), Odyssey Group/Blazon, and at Adorn and Patrick.

Andy L. Nemeth (age 44) was elected Executive Vice President of Finance, Chief Financial Officer, and Secretary-Treasurer in May 2004. Prior to that, Mr. Nemeth was Vice President-Finance, Chief Financial Officer, and Secretary-Treasurer from 2003 to 2004, and Secretary-Treasurer from 2002 to 2003. Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Nemeth has over 22 years of manufactured housing, recreational vehicle, and industrial experience in various financial capacities.

Courtney A. Blosser (age 47) was appointed Vice President of Human Resources in October 2009 and elected an Officer in May 2010. Prior to that, Mr. Blosser served in executive level human resource leadership roles that included Corporate Director-Human Resources, Whirlpool Corporation from 2008 to 2009, and Vice President-Human Resources, Pfizer Inc. from 1999 to 2008.  Mr. Blosser held human resource leadership roles of increasing responsibility with JM Smucker Company from 1989 to 1999.  Mr. Blosser has over 25 years of operations and human resource experience in various industries.

Website Access to Company Reports

We make available free of charge through our website, www.patrickind.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The charters of our Audit, Compensation, and Corporate Governance and Nominations Committees, our Corporate Governance Guidelines, our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are also available on the “Corporate Governance” portion of our website. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

Economic and business conditions that are beyond our control, including cyclicality and seasonality, and concerns over the sustainability of the economic recovery, have in the past had a significant adverse impact on our operating results, and could negatively impact our operating results in the future.

Although economic conditions have improved in recent years following the severe general worldwide macroeconomic downturn from 2008 through part of 2010, and, as a result, our sales, operating income and cash flows improved, a future deterioration in these conditions could negatively affect our operations and result in lower sales, income, and cash flows. It is still difficult at times for our customers and us to accurately forecast and plan future business activities as many local governments and businesses still face financial difficulties due to the rate of improvement in consumer spending and liquidity constraints in the capital markets. We cannot predict the duration of an economic downturn, the timing or strength of a subsequent economic recovery or the extent to which an economic downturn will continue to negatively impact our business, financial condition and results of operations.

We may incur significant charges or be adversely impacted by the consolidation and/or closure of all or part of a manufacturing or distribution facility.

We periodically assess the cost structure of our operating facilities to distribute and/or manufacture and sell our products in the most efficient manner. Based on our assessments and if required by business conditions, we may make capital investments to move, discontinue manufacturing and/or distribution capabilities, sell or close all or part of additional manufacturing and/or distribution facilities in the future. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows, and financial condition.

The financial condition of our customers and suppliers may deteriorate as a result of weakening conditions in the economy and competitive conditions in their markets.

The markets we serve historically have been highly sensitive to changes in the economic environment. Weakening conditions in the economy could cause the financial condition of our customers and suppliers to deteriorate, which could negatively affect our business through the loss of sales or the inability to meet our commitments. Many of our customers participate in highly competitive markets and their financial condition may deteriorate as a result. A decline in the financial condition of our customers could hinder our ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for our products and services.

Although we have a large number of customers, a limited number of customers account for a significant percentage of the Company’s sales and the loss of one or several significant customers could have a material adverse impact on our operating results.

We have a number of customers that account for a significant percentage of our net sales. Specifically, two customers in the RV market accounted for a combined 57% of consolidated net sales in 2013. The loss of any of our large customers could have a material adverse impact on our operating results. We do not have long-term agreements with customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

A significant percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments or reductions in industry growth, could adversely impact our sales levels to this industry and our operating results.

In 2013, 72% of our net sales were to the RV industry versus 69% in 2012 and 61% in 2011. The increase in the Company’s sales concentration in the RV industry primarily resulted from the recovery in RV wholesale unit shipment levels beginning in late 2009, increased RV market penetration by the Company, and the Company’s completion of several RV-related acquisitions in the 2010 to 2013 period. Future declines in RV unit shipment levels or reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on our operating results in 2014 and other future periods.

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

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV and MH industries, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.

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

In addition, manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the weather is moderate. However, seasonal industry trends in the past several years have been different from prior years, primarily reflecting volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers. Consequently, future seasonal trends may be different from prior years.

The cyclical nature of the domestic housing market has caused our sales and operating results to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The U.S. housing industry is cyclical and is influenced by many national and regional economic and demographic factors, including:

●	terms and availability of financing for homebuyers and retailers;
●	overall consumer confidence and the level of discretionary consumer spending;
●	interest rates;
●	population and employment trends;
●	income levels;
●	housing demand; and
●	general economic conditions, including inflation, deflation and recessions.

The RV and MH industries and the industrial markets can be affected by fluctuations in the residential housing market. As a result of the foregoing factors, our sales and operating results can fluctuate, and we expect that they will continue to fluctuate in the future. Moreover, cyclical and seasonal downturns in the residential housing market may cause us to experience operating losses.

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

Increases in demand for our products could make it more difficult for us to obtain additional skilled labor, and available capacity may initially not be utilized efficiently.

In certain geographic regions in which we have manufacturing facilities, we have experienced, and could again experience, shortages of qualified employees. If demand continues to increase, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our financial condition and operating results.

The increased cost and limited availability of certain raw materials may have a material adverse effect on our business and results of operations.

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

Our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to various governmental and environmental regulations regarding these substances. In addition, the implementation of new regulations or amendments to existing regulations could significantly increase the cost of the Company’s products. We currently use materials that we believe comply with government regulations. We cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on the MH industry or us. In addition, failure to comply with present or future regulations could result in fines or potential civil or criminal liability. Both scenarios could negatively impact our results of operations or financial condition.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries.  As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements have required due diligence efforts in fiscal 2013 and early 2014, with initial disclosure requirements beginning in May 2014.  There will be costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.  The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  As there may be only a limited number of suppliers offering conflict-free minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.  We may also face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

The inability to attract and retain qualified executive officers and key personnel may adversely affect our operations.

The loss of any of our executive officers or other key personnel such as our Chief Executive Officer could reduce our ability to manage our business and strategic plan in the short-term and could cause our sales and operating results to decline. In addition, our future success will depend on, among other factors, our ability to attract and retain executive management, key employees, and other qualified personnel.

Our ability to integrate acquired businesses may adversely affect operations.

As part of our business and strategic plan, we look for strategic acquisitions to provide shareholder value. Any acquisition will require the effective integration of an existing business and its administrative, financial, sales and marketing, manufacturing, and other functions to maximize synergies. Acquired businesses involve a number of risks that may affect our financial performance, including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, and possible corporate culture conflicts. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities could arise from these acquisitions.

Increased levels of indebtedness may harm our financial condition and results of operations.

On October 24, 2012, we entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third Bank (“Fifth-Third”) as participant (collectively, the “Lenders”), to establish a five-year $80 million revolving secured senior credit facility (the “2012 Credit Facility”). As of December 31, 2013, we had approximately $55.0 million of total debt outstanding under our 2012 Credit Facility.

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

We have debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us. There can be no assurance that we will maintain compliance with the financial covenants under our 2012 Credit Agreement. These covenants require that we comply with a maximum level of a consolidated total leverage ratio and a minimum level of a consolidated interest coverage ratio under the 2012 Credit Agreement, and adhere to annual capital expenditure limitations as defined by our 2012 Credit Agreement. If we fail to comply with the covenants contained in our 2012 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

Due to industry conditions and our operating results, we have had limited access to sources of capital in the past. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, and our 2012 Credit Facility to finance our operating requirements, capital expenditures and other needs. If the general economic conditions that prevailed in recent years should return in the future, production of RVs and manufactured homes could decline, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2012 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

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

A portion of our total assets as of December 31, 2013 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test our goodwill and intangible assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.

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

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate. Some of the factors that may cause the price of our common stock to fluctuate include:

●	variations in our and our competitors’ operating results;
●	historically low trading volume;
●	high concentration of shares held by institutional investors and in particular our largest shareholder, Tontine Capital (as defined herein);
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the gain or loss of significant customers;
●	additions or departures of key personnel;
●	events affecting other companies that the market deems comparable to us;
●	general conditions in industries in which we operate;
●	general conditions in the United States and abroad;
●	the presence or absence of short selling of our common stock;
●	future sales of our common stock or debt securities;

●	announcements by us or our competitors of technological improvements or new products; and
●	the sale by Tontine Capital or its announcement of an intention to sell, all or a portion of its equity interests in the Company.

A significant portion of our common stock is held by Tontine Capital Partners, L.P. and affiliates (collectively, “Tontine Capital”), which has the ability to influence our affairs significantly, including all matters requiring shareholder approval, and whose interests may not be aligned with the interests of our other shareholders. In addition, the ownership of a major portion of our common stock is concentrated in the hands of a few holders.

Based on information contained in a filing by Tontine Capital with the SEC on January 3, 2014, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine Capital was 2,559,430 or 24.0 % of our outstanding common stock as of February 28, 2014.

Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board. As of February 28, 2014, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

The ownership of a major portion of our common stock is concentrated in the hands of Tontine Capital and a few other holders. We are not able to predict whether or when Tontine Capital or other large stockholders will sell or otherwise dispose of additional shares of our common stock. Sales or other dispositions of our common stock by these stockholders could adversely affect prevailing market prices for our common stock.

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

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any businesses that we decide to acquire in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 could also potentially subject us to sanctions or investigations by the SEC, NASDAQ, or other regulatory authorities.

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

Conditions within the insurance markets could impact our ability to negotiate favorable terms and conditions for various liability coverage and could potentially result in uninsured losses.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

As of December 31, 2013, the Company owned approximately 1,357,200 square feet of manufacturing and distribution facilities and leased approximately 1,314,600 square feet as listed below.

Location	Use (1)	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution	107,000	Owned
Elkhart, IN	Manufacturing	182,000	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing	211,300	Leased to 2015
Elkhart, IN	Manufacturing	198,000	Leased to 2018
Elkhart, IN	Distribution	175,000	Owned
Elkhart, IN	Distribution	85,000	Leased to 2016
Elkhart, IN	Distribution	72,900	Leased (2)
Elkhart, IN	Distribution	72,000	Owned
Elkhart, IN	Manufacturing	27,000	Leased to 2014
Elkhart, IN	Design Center	3,200	Leased to 2015
Goshen, IN	Distribution	52,500	Leased to 2014
Leesburg, IN	Administrative Offices	19,500	Leased (3)
Ligonier, IN	Manufacturing	120,000	Leased to 2015
Ligonier, IN	Manufacturing	37,500	Leased to 2016
Middlebury, IN	Manufacturing	134,000	Owned
Syracuse, IN	Manufacturing	142,600	Owned
Syracuse, IN	Manufacturing	72,000	Leased to 2015
Warsaw, IN	Manufacturing	75,000	Leased to 2016
Warsaw, IN	Manufacturing	40,000	Leased to 2016
Decatur, AL	Manufacturing & Distribution	94,000	Owned
Phoenix, AZ	Manufacturing	44,600	Leased (3)
Fontana, CA	Manufacturing & Distribution	72,500	Leased to 2015
Valdosta, GA	Distribution	31,000	Owned
Bensenville, IL	Manufacturing	54,400	Leased to 2018
Tualatin, OR	Manufacturing	46,200	Leased to 2015
Tualatin, OR	Distribution	30,000	Leased to 2015
Mt. Joy, PA	Manufacturing & Distribution	89,000	Owned
Madisonville, TN	Distribution	53,000	Leased (2)
Waco, TX	Manufacturing & Distribution	132,600	Owned
New London, NC		163,000	Owned (4)

(1)	Certain facilities may contain multiple manufacturing or distribution centers.
(2)	Leased on a month-to-month basis.
(3)	Leased on a month-to-month basis until relocation to a permanent facility is complete. We anticipate that the relocations will be completed within the first half of 2014.
(4)	Represents an owned building, formerly used for manufacturing and distribution that is currently leased to a third party on a month-to-month basis.

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

Lease Expirations

We believe the facilities we occupy as of December 31, 2013 are adequate for the purposes for which they are currently being used and are well-maintained. We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations. Use of our manufacturing facilities may vary with seasonal, economic, and other business conditions.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to claims and lawsuits in the ordinary course of business. In managements’ opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK. The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2013 and 2012 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	$ 17.36 - $ 10.78	$ 22.77 - $ 13.72	$ 31.30 - $ 20.69	$ 34.22 - $ 26.74
2012	$ 12.15 - $ 4.10	$ 14.47 - $ 8.00	$ 15.56 - $ 10.51	$ 20.33 - $ 14.06

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of February 28, 2014, we had approximately 320 shareholders of record in addition to beneficial owners of shares held in broker and nominee names.

Dividends

The Company did not pay cash dividends in 2013. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2012 Credit Agreement, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

Stock Buyback Plan

On February 22, 2013, the Company’s Board of Directors authorized a stock repurchase program for purchasing up to $10.0 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months. The timing and amount of purchases under the program will be determined by management based upon market conditions and other factors. As of December 31, 2013, the Company had repurchased 407,330 shares at an average price per share of $14.92 for a total cost of approximately $6.1 million. There were no shares repurchased in the fourth quarter of 2013.

On February 13, 2014, the Company’s Board of Directors authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Arctic CAT Inc., Brunswick Corporation, Cavco Industries, Inc., Drew Industries Incorporated, Spartan Motors, Inc., Thor Industries, Inc., Trimas Corporation, and Winnebago Industries, Inc. This graph assumes an initial investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index and in the peer group on December 31, 2008 and its relative performance is tracked through December 31, 2013.

($)	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Patrick Industries, Inc.	100.00	379.69	296.09	640.62	2,431.25	4,520.31

Peer Group	100.00	232.50	349.18	324.53	491.68	753.94

Russell 2000	100.00	127.09	161.17	154.44	179.75	249.53

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.          SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial and operating information of the Company for the five years ended December 31, 2013 and is derived from the Company’s Consolidated Financial Statements. Historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8 of this Report, respectively.

	As of or for the Year Ended December 31
	2013	2012	2011	2010	2009
	(thousands except per share amounts)
Operating Data:
Net sales	$594,931	$437,367	$307,822	$278,232	$212,522
Gross profit	91,023	65,744	44,308	29,638	22,879
Operating income	40,945	27,040	13,475	6,406	1,347
Income (loss) from continuing operations	24,040	28,095	8,470	1,226	(5,443)
Income from discontinued operations, net of tax	-	-	-	-	922
Net income (loss)	24,040	28,095	8,470	1,226	(4,521)
Basic net income (loss) per common share:
Continuing operations	$2.24	$2.66	$0.87	$0.13	$(0.59)
Discontinued operations	-	-	-	-	0.10
Net income (loss)	2.24	2.66	0.87	0.13	(0.49)
Diluted net income (loss) per common share:
Continuing operations	$2.23	$2.64	$0.83	$0.12	$(0.59)
Discontinued operations	-	-	-	-	0.10
Net income (loss)	2.23	2.64	0.83	0.12	(0.49)
Weighted average shares outstanding:
Basic	10,733	10,558	9,757	9,351	9,198
Diluted	10,786	10,637	10,156	9,863	9,198

Financial Data:
Total assets	$174,187	$143,469	$85,770	$74,817	$77,037
Total debt	55,000	49,716	32,954	36,233	42,267
Shareholders' equity	82,310	61,408	28,842	18,136	16,349

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

This MD&A is divided into six major sections. The outline for our MD&A is as follows:

EXECUTIVE SUMMARY

Company Overview and Business Segments

Overview of Markets and Related Industry Performance

Acquisitions

Plant Consolidations/Closures and Plant Expansion

Summary of 2013 Financial Results

2013 Initiatives and Challenges

Fiscal Year 2014 Outlook

CONSOLIDATED OPERATING RESULTS

Year Ended December 31, 2013 Compared to 2012

Year Ended December 31, 2012 Compared to 2011

BUSINESS SEGMENTS

Year Ended December 31, 2013 Compared to 2012

Year Ended December 31, 2012 Compared to 2011

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

Contractual Obligations

Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

OTHER

Sale of Property

Purchase of Property

Inflation

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”) and manufactured housing (“MH”) industries, as well as certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine, and other industrial markets and operates coast-to-coast through locations in 11 states. Patrick's major manufactured products include decorative vinyl and paper laminated panels, wrapped vinyl, paper and hardwood profile mouldings, solid surface, granite and quartz countertops, cabinet doors and components, hardwood furniture, fiberglass bath and shower surrounds and fixtures, slide-out trim and fascia, interior passage doors, exterior graphics, and slotwall panels and components, among others. The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Company has two reportable business segments: Manufacturing and Distribution, which contributed approximately 77% and 23%, respectively, to 2013 net sales.

Overview of Markets and Related Industry Performance

Fiscal 2013 reflected a continuation of solid growth in the RV market and improving conditions in the industrial markets, as evidenced by year over year growth in new housing starts. In addition, the MH market continued to reflect modest improvement with growth at a rate generally consistent with recent years. Overall, we have continued to capture market share through our strategic acquisitions, line extensions, and new product initiatives, which resulted in our 2013 sales levels increasing beyond the general industry results. While there remains general uncertainty related to the strength of the continued overall economic recovery, as well as the domestic political environment as demonstrated by the U.S. government shutdown early in the fourth quarter of 2013, the three primary markets that we serve have experienced steady growth in 2013, which we expect to continue into 2014. Recent historical seasonal patterns, particularly in the RV industry, are expected to be impacted by the severe winter weather in the Midwest in early 2014, with shipments and production shifting slightly from the first quarter to the second quarter of 2014. In addition, we are seeing resilience, in particular in the RV market, with what we believe to be upside potential in the immediate future based on current indicators including positive traffic on dealer retail lots, retail sales and wholesale shipment statistics trending similar to recent years, and overall balance related to dealer inventory levels when compared to original equipment manufacturer (“OEM”) production levels.

RV Industry

The RV industry, which is our primary market and comprised 72% of the Company’s 2013 sales, continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 321,127 units in 2013, representing an increase of approximately 12% versus the prior year period, and resulted in 16 out of 17 quarter-over-quarter increases in shipments.

We believe continued growth in 2014 in industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political and governmental environment, and conditions in the credit markets. Continued high or increased fuel prices have the potential to negatively impact RV retail unit sales in the short-term, however, we believe that the RV market has a “lifestyle” component to it that will continue to drive a solid base shipment level. The correlation between the indicators mentioned above, as well as favorable demographic trends, lead us to believe that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve. We are anticipating continued steady growth in this market and further believe that RV dealers have the capacity to carry the additional inventory necessary to support this growth, which would maintain an overall balance in the industry from OEM wholesale shipments to dealer inventory levels to retail sales at this time. Additionally, the acquisitions completed in 2012 and 2013 were primarily RV market-based, and contributed to an increase in our RV market sales concentration in both 2012 and 2013 when compared to earlier periods.

Although some consumers remain cautious when deciding whether to purchase discretionary items, such as RVs, long-term demographic trends favor RV industry growth fueled by the anticipated positive impact that aging baby boomers and the increasing number of buyers in the 35-54 year old age category are expected to have on the industry. In particular, lifestyle trends continue to spur demand for RVs, and RV manufacturers in response have sized their products to provide a mix of space, amenities, and price to fit a wide range of budget levels to fit the consumer base.

MH Industry

Sales growth in the MH industry, which represented approximately 16% of the Company’s 2013 sales, continues to be constrained by the lack of financing alternatives and credit availability, slow job growth, and in certain geographic areas, excess residential housing inventories. According to industry sources, wholesale unit shipments, which continue to trend well below historical levels, increased approximately 10% from 2012. While we do not anticipate significant growth in the MH market, we believe that demand has reached the bottom of the cycle and there is opportunity for moderate growth, with limited downside risk in the near-term assuming the availability of credit and recalibration of quality credit standards. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish, or re-establish home ownership, or whose credit ratings have been impacted by the economic and job environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. There is still overhang related to the factors mentioned above, however, we believe that there is also longer term potential for this industry as residential housing demand recovers. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts. In addition, wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

Manufactured homes are a lower cost alternative to “stick-built” homes and an attractive entry point for many first-time homebuyers, and individuals and families looking to re-enter the home-ownership market. While we expect an increase in production levels in the MH industry in 2014, wholesale unit shipments in this industry continue to be well below the levels seen during the period of 2003 through 2007 that averaged approximately 124,400 units.

Industrial Market

The industrial market, which comprises primarily the kitchen cabinet industry, retail and commercial fixture market, household and office furniture market, and regional distributors, is primarily impacted by macroeconomic conditions, and more specifically, conditions in the residential housing market. The industrial market sector, which accounted for approximately 12% of the Company’s 2013 sales, saw new housing starts for 2013 increase by approximately 18% from 2012 (as reported by the U.S. Department of Commerce). We estimate approximately 60% of our industrial revenue base is directly tied to the residential housing market, and we believe there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities. Our sales to this market generally lag new residential housing starts by six to nine months. In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new residential home construction, including the retail fixture, office furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets. The National Association of Home Builders (“NAHB”) (as of February 28, 2014) is forecasting a 19% increase in new housing starts in 2014 compared to 2013.

We are encouraged by the improvement in market conditions in 2013 and in the long-term believe that there is upside potential as it relates to residential housing growth based on pent up demand, job growth, the availability of credit, and affordable interest rates.

Raw Material Commodity Pricing

Based on the anticipated improvement and increased demand in 2014 in all three of the primary markets we serve, we are also expecting the cost of our raw materials in certain commodities to increase as well. Higher energy costs, the impact of natural disasters in various areas of the world, and increased demand in certain market sectors have driven up the costs of certain raw materials in the past and the Company continues to explore alternative sources of raw materials and components, both domestically and from overseas. Due to the volatile nature of pricing in the commodity markets, we generally pass both price increases and decreases through to our customer base.

Acquisitions

In September 2013, the Company acquired the business and certain assets of three separate entities, all of which provided the opportunity for the Company to increase its product offerings, market share and per unit content primarily in the RV market:

●

Frontline Mfg., Inc. (“Frontline”), a Warsaw, Indiana-based manufacturer of fiberglass bath fixtures including tubs, showers, and combination tub/shower units for the RV, MH, and residential housing markets, for a net purchase price of $5.2 million. This acquisition provided the opportunity for the Company to establish a presence in the fiberglass bath and shower surround and fixtures market;

●

Premier Concepts, Inc. (“Premier”), a Warsaw, Indiana-based custom fabricator of solid surface, granite, and quartz countertops for the RV, MH, and residential housing markets, for a net purchase price of $2.6 million. This acquisition provided the opportunity for the Company to expand its presence in the countertop market; and

●

John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), a Goshen, Indiana-based wholesale supplier of La-Z-Boy® recliners and the Serta® Trump Home™ mattress line, among other furniture products, to the RV market, for a net purchase price of $8.7 million. This acquisition provided the opportunity for the Company to expand its presence in the wholesale furniture business for the RV industry.

These 2013 acquisitions, combined with the 2012 acquisitions of Décor Mfg., LLC (“Décor”), Gustafson Lighting (“Gustafson”), Creative Wood Designs, Inc. (“Creative Wood”) and Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), and the 2011 acquisition of The Praxis Group (“Praxis”), A.I.A. Countertops, LLC (“AIA”), and Infinity Graphics (formerly Performance Graphics), contributed to an increase in our RV market sales concentration in both 2012 and 2013 compared to earlier periods.

Plant Consolidations/Closures and Plant Expansion

Certain manufacturing and distribution operating facilities were either consolidated or expanded during 2013 in an effort to improve operating efficiencies in the plants through increased capacity utilization, accommodate increased sales volumes, and keep the overhead structure at a level consistent with operating needs.

Included in the targeted capital investments we made in 2013 to support new business and leverage our operating platform was the purchase of one of our distribution facilities that we had previously been leasing from an unrelated third party. In addition, we leased additional facilities to accommodate larger inventory levels and growth in our manufacturing and distribution businesses.

Summary of 2013 Financial Results

Below is a summary of our 2013 financial results. Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

●

Net sales increased $157.5 million or 36.0% in 2013 to $594.9 million, compared to $437.4 million in 2012 primarily reflecting: (i) increased year over year shipments in the RV and MH industries as well as improved residential housing starts which represent the three primary markets the Company serves, (ii) the incremental impact of acquisitions completed during 2012, including related market share growth, and the revenue contribution of acquisitions completed during 2013, (iii) improved retail fixture and residential cabinet and furniture business in the industrial market, and (iv) increased market penetration in the RV market. Wholesale unit shipments in the RV and MH industries increased 12% and 10%, respectively, in 2013 compared to the prior year. New housing starts increased 18% for 2013 compared to the prior year. Excluding the revenue contributions of the 2012 and 2013 acquisitions, our organic growth for the full year 2013 was approximately 19%.

●

Gross profit increased $25.3 million to $91.0 million or 15.3% of net sales in 2013, compared with gross profit of $65.7 million or 15.0% of net sales in 2012. Gross profit was positively impacted by higher sales levels relative to our overall fixed overhead costs, the positive contribution of margin management, organic revenue growth, and the acquisition-related revenue growth noted above.

●	Operating income increased $13.9 million to $40.9 million in 2013, compared to $27.0 million in 2012. Operating income in 2013 was positively impacted by the factors described above.

●

Net income was $24.0 million or $2.23 per diluted share in 2013, compared to $28.1 million or $2.64 per diluted share for 2012, which included a non-cash income tax credit of $6.8 million or $0.64 per diluted share. The major factors that influenced net income for both periods are described above. In 2013, the Company recorded income taxes at its full estimated effective combined federal and state rate of approximately 38% and federal and state net operating loss carry forwards were used to partially offset the cash portion of the income tax liability for 2013.

2013 Initiatives and Challenges

In fiscal year 2013, our primary focus was on gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions, maximizing operating efficiencies, managing and developing our talent pool, and further embedding our ‘Customer 1st’ performance oriented culture.

Specific execution items included the following:

●

Invested approximately $16.5 million in three acquisitions during the month of September 2013 – Frontline, Premier, and West Side. These three acquisitions had projected annualized revenues of approximately $42 million, of which approximately $12 million was included in our full year 2013 operating results.

●

Reinvested approximately $8.7 million through capital expenditures, which included the ongoing project to replace our Enterprise Resource Planning (“ERP”) system, the purchase of one of the distribution facilities that we had previously been leasing from an unrelated third party, and the replacement and upgrading of existing production equipment at several of our manufacturing operations.

●	Introduced 60 new products to the market including line extensions.
●

Increased our market penetration by adjusting our focus to drive increased retail fixture and residential cabinet and furniture content as evidenced by a 33% year-over-year sales increase in the industrial market.

●	Maintained accounts receivable turns consistent with the targets in our organizational strategic agenda.
●

Maintained inventory turns consistent with the targets in our organizational strategic agenda, taking into account the strategic decision to increase inventories at certain facilities in order to be able to meet expected increases in customer demand levels.

●	Increased our RV content per unit (based on a trailing twelve-month basis) to $1,338 in 2013 from $1,048 in 2012.
●	Increased our MH content per unit (based on a trailing twelve-month basis) to $1,582 in 2013 from $1,556 in 2012.

The above items and other execution drivers helped the Company achieve during 2013 the highest sales level in its history, as well as the highest net income and net income per diluted share in its history, exclusive of the non-cash income tax credit recorded in 2012.

Fiscal Year 2014 Outlook

The three primary markets that we serve experienced steady growth in 2013, which we expect to continue into 2014. The RVIA currently forecasts that RV unit shipment levels in 2014 will increase approximately 6% when compared to the full year 2013. In addition, we anticipate a further increase in production levels in the MH industry in 2014, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2014 to increase by approximately 9% compared to 2013. The NAHB (as of February 28, 2014) is currently forecasting a 19% year-over-year increase in new housing starts in 2014 compared to the prior year. Additionally, recent historical seasonal patterns, particularly in the RV industry, are expected to be impacted by the severe winter weather in the Midwest in early 2014, with shipments and production shifting slightly from the first quarter to the second quarter of 2014.

We believe we are well-positioned to increase revenues in all of the markets that we serve as the overall economic environment improves. While our visibility related to longer-term industry conditions is limited to approximately six months, we expect to continue to see year over year revenue growth for fiscal year 2014, exclusive of the revenue contributions of the acquisitions completed in 2013. We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for 2014 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

●	Sales into additional commercial/institutional markets to diversify revenue base;
●	Further improvement of operating efficiencies in all manufacturing operations and corporate functions;
●	Acquisition of businesses/product lines that meet established criteria;
●	Balance aggressive management of inventory quantities and pricing with the need to meet expected customer demand growth, as well as the addition of select key commodity suppliers; and
●	Ongoing development of existing product lines and the addition of new product lines.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work towards our goal of fully integrating sales efforts to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. In 2013, capital expenditures were approximately $8.7 million versus $7.9 million in 2012. In November 2013, our 2012 Credit Agreement (as defined herein) was amended to further increase the limitation on annual capital expenditures from the original $7.0 million to $12.0 million for full year 2013, and up to $10.0 million for subsequent fiscal years in order to accommodate a forecasted increase in our capital expenditure needs. The current capital plan for full year 2014 includes expenditures approximating up to $8.0 million, and includes the ongoing replacement of our ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.

CONSOLIDATED OPERATING RESULTS

Year Ended December 31, 2013 Compared to 2012

The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.7	85.0	85.6
Gross profit	15.3	15.0	14.4
Warehouse and delivery expenses	3.4	3.6	4.4
Selling, general, and administrative expenses	4.7	4.9	5.4
Amortization of intangible assets	0.4	0.3	0.3
Gain on sale of fixed assets and acquisition of business	(0.1)	-	-
Operating income	6.9	6.2	4.3
Stock warrants revaluation	-	0.4	0.2
Interest expense, net	0.4	0.9	1.4
Income taxes (credit)	2.5	(1.5)	(0.1)
Net income	4.0	6.4	2.8

Net Sales. Net sales in 2013 increased $157.5 million or 36.0%, to $594.9 million from $437.4 million in 2012. The increase was primarily attributable to a 44% increase in the Company’s revenue from the RV industry, a 13% increase in revenues from the MH industry, and a 33% increase in revenues from the industrial markets. Excluding the revenue contributions of the acquisitions completed in 2012 and 2013, the Company estimates its organic growth in 2013 at approximately 19%, or $82.6 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 8% and growth tied to overall industry improvement of approximately 11%. Of the remaining $74.9 million revenue increase in 2013, or incremental growth of approximately 17% compared to 2012 (including related market share and industry growth), approximately $63.3 million was attributable to the incremental contribution of the 2012 acquisitions (Décor, Gustafson, Creative Wood, and Middlebury Hardwoods) and approximately $11.6 million was attributable to the 2013 acquisitions (Frontline, Premier, and West Side).

The sales increase in 2013 is also primarily attributable to: (i) increased RV market penetration, (ii) improved retail fixture and residential cabinet and furniture business in the industrial market, (iii) an increase in wholesale unit shipments in the MH industry, and (iv) improved residential housing starts. The increase was partially offset by the impact of the vertical integration efforts of one of our larger customers in the MH market that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying. In addition, that same customer has set up distribution centers that provide certain product lines to several of its own manufacturing facilities that we had previously been supplying. While increased sales of other products to this same customer have helped to offset the overall impact from those vertical integration efforts, we expect this customer to continue to expand its vertical integration efforts. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The RV industry, which represented approximately 72% of the Company’s sales in 2013, saw wholesale unit shipments increase by approximately 12% compared to 2012. The MH industry, which represented 16% of the Company’s 2013 sales, experienced a 10% increase in wholesale unit shipments compared to 2012. The industrial market sector accounted for approximately 12% of the Company’s sales in 2013. We estimate that approximately 60% of our industrial revenue base is directly tied to the residential housing market. We expect to continue to see overall revenue growth in fiscal year 2014 compared to the prior year exclusive of the revenue contributions of the acquisitions completed in 2013.

Cost of Goods Sold. Cost of goods sold increased $132.3 million or 35.6%, to $503.9 million in 2013 from $371.6 million in 2012. As a percentage of net sales, cost of goods sold decreased during 2013 to 84.7% from 85.0% in 2012.

Cost of goods sold as a percentage of net sales was positively impacted during 2013 by: (i) increased revenues relative to our overall fixed overhead costs, (ii) the impact of acquisitions completed during 2012 and 2013, (iii) actions to reduce or eliminate negative margins on certain products, (iv) increased revenues from the Distribution segment which generally has a lower cost of goods sold percentage than the Manufacturing segment, and (v) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields. Cost of goods sold as a percentage of net sales was negatively impacted by fluctuations in the costs of certain commodities used in the manufacturing of our products during 2013 compared to 2012.

In addition, higher energy costs and increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter to quarter. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit. Gross profit increased $25.3 million or 38.4%, to $91.0 million in 2013 from $65.7 million in 2012. As a percentage of net sales, gross profit increased to 15.3% in 2013 from 15.0% in 2012. The improvement in gross profit dollars and the percentage of net sales in 2013 compared to 2012 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year. We expect full year gross margins to increase in 2014 from 2013, exclusive of any commodity pricing fluctuations, competitive pricing dynamics, or other circumstances outside of our control, as a result of operating leverage from continued expected sales growth, as well as higher gross margins on acquisitions completed in prior years when compared to historical consolidated gross margins. We expect this increase in gross margin in 2014 to be partially offset by a slight increase in operating expenses as a percentage of net sales as described below.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $4.4 million or 27.7%, to $20.2 million in 2013 from $15.8 million in 2012. The expense increase was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 3.4% in 2013 and 3.6% in 2012. The decrease as a percentage of net sales for 2013 primarily reflected better utilization of our fleet and truckload delivery capacities as a result of higher sales volumes, and the impact of increased distribution sales volume compared to its associated fixed costs.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $6.4 million or 29.3%, to $28.0 million in 2013 from $21.6 million in 2012. Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of profitability contributed to a net increase in selling and administrative wages, incentives and payroll taxes in 2013 compared to the prior year. In addition, SG&A expenses in 2013 included a gain of $0.3 million related to the recovery of a previously reserved receivable. As a percentage of net sales, SG&A expenses were 4.7% in 2013 and 4.9% in 2012.

As noted above, we expect that operating expenses as a percentage of net sales in 2014 will increase slightly when compared to 2013 as a result of the incremental impact of acquisitions completed in 2013, and increased sales, salaried, and administrative spending to support expected growth. Additionally, in December 2013 and in February 2014, several long-term equity compensation awards, designed to incentivize, reward, and retain certain key leaders in the organization, were granted under the Company’s 2009 Omnibus Incentive Plan. The awards will have an estimated $1.9 million incremental non-cash impact on SG&A expenses in 2014 when compared to the prior year. We expect these incremental costs to be offset by the previously described expected increase in gross margin in 2014.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.8 million in 2013 compared to 2012, primarily reflecting the impact of businesses acquired in 2012 (Décor, Gustafson, Creative Wood, and Middlebury Hardwoods) and in 2013 (Frontline, Premier, and West Side). In the aggregate, in conjunction with the 2012 and 2013 acquisitions, the Company recognized $15.9 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Gain on Sale of Fixed Assets and Acquisition of Business. During 2013, the Company sold the facility that housed its distribution operation in Halstead, Kansas and recorded a pretax gain on sale of approximately $0.4 million.

In conjunction with the acquisition of Gustafson in 2012, the fair value of the net assets acquired of $3.0 million exceeded the purchase price of $2.8 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition. The gain is included in this line item for 2012 in addition to a gain on the sale of fixed assets for 2012 of $15,000.

Operating Income. Operating income increased $13.9 million or 51.4% to $40.9 million in 2013 from $27.0 million in 2012. The change in operating income is primarily attributable to the items discussed above.

Stock Warrants Revaluation. The stock warrants revaluation expense of $1.7 million in 2012 represented non-cash charges related to mark-to-market accounting for common stock warrants issued to certain of the Company’s former senior lenders in conjunction with the December 2008 amendment to the 2007 Credit Agreement (as defined herein) (the “2008 Warrants”).

In 2012, the remaining five holders exercised their 2008 Warrants to purchase 328,169 shares, in the aggregate, of the Company’s common stock. In connection with the cashless exercises, 291,856 net shares of common stock were issued. As of December 31, 2012, all of the 2008 Warrants had been exercised. See Notes 9 and 14 to the Consolidated Financial Statements for further details.

Interest Expense, Net. Interest expense decreased $1.8 million to $2.2 million in 2013 from $4.0 million in 2012. In 2013, borrowing rates under the 2012 Credit Facility (as defined herein) were lower than the interest rates under the 2011 Credit Facility (as defined herein) in the comparable periods in 2012, as well as the interest rates on the March 2011 Notes (as defined herein), the September 2011 Notes (as defined herein), and the 10% Promissory Note issued in September 2011 to the seller of AIA, all of which were outstanding during the first 10 months of 2012. These notes were repaid in full in the fourth quarter of fiscal 2012.

Total debt outstanding during the first 10 months of 2012 included the March 2011 Notes, the September 2011 Notes, and the 10% Promissory Note. During 2012, the Company (i) made optional prepayments on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes for a total prepayment of $1.54 million in the aggregate, and (ii) repaid $0.75 million principal amount of the 10% Promissory Note.

In the fourth quarter of 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining principal outstanding under the March 2011 Notes, the September 2011 Notes, and the Promissory Note. Interest expense in 2012 included a non-cash charge of $0.7 million for the write-off of the remaining unamortized debt discount on the prepayment of the March 2011 Notes and the September 2011 Notes, and a charge of $0.3 million for premiums paid in conjunction with the prepayment of the March 2011 Notes and the September 2011 Notes.

Income Taxes. The Company recorded income taxes at a full year blended tax rate of 38% for 2013. The effective tax rate in 2012 was 0% exclusive of the non-cash income tax credit described below. We are currently estimating a blended tax rate for 2014 of between 38% and 39%, however, as we continue to refine our state income tax estimates during the year, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the full year of 2014.

At January 1, 2012, the Company carried a full valuation allowance of $15.6 million against its deferred tax assets. In the second quarter of 2012, the Company determined that it was likely that the remaining net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results. As a result of this determination, the Company reversed approximately $6.8 million of the valuation allowance in 2012, with the reversal recorded as a non-cash income tax credit on the Company’s consolidated statement of income. In addition, the Company reversed the balance of its valuation allowance in 2012 to fully offset its 2012 tax provision of approximately $8.8 million, resulting in the 0% effective tax rate described above for 2012.

At December 31, 2012, the Company had a gross federal net operating loss (“NOL”) carry forward of approximately $9.8 million that it fully utilized in 2013. In addition, the Company had various state NOLs of approximately $12.6 million at December 31, 2012, of which approximately $4.5 million were remaining to be utilized as of December 31, 2013. The Company expects to utilize a significant majority of the remaining state NOLs by the end of 2014.

As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets. In 2013, the Company realized approximately $2.4 million of additional taxable deductions related to excess benefits on stock-based compensation, which had also not been recorded as deferred tax assets. In addition, in 2013, based on the utilization of the federal NOL and a portion of the state NOLs, the Company realized a tax benefit of approximately $2.4 million related to these excess benefits from stock-based compensation. The tax benefit was recorded to shareholders’ equity upon realization in 2013.

The federal and state NOLs discussed above were used to partially offset the cash portion of the income tax provision for 2013. In 2013, the Company made quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability.

Net Income. Net income for 2013 was $24.0 million or $2.23 per diluted share compared to $28.1 million or $2.64 per diluted share for 2012. The changes in net income for 2013 reflected the impact of the items previously discussed, including (i) an income tax provision of $14.7 million in 2013 or $1.37 per diluted share, and (ii) the reversal of the tax valuation allowance in 2012, which increased net income by $6.8 million in 2012 or $0.64 per diluted share.

Year Ended December 31, 2012 Compared to 2011

Net Sales. Net sales in 2012 increased $129.6 million or 42.1%, to $437.4 million from $307.8 million in 2011. The sales increase reflected a 59% increase in the Company’s revenue from the RV industry and a 16% increase in revenue from the MH industry. Approximately $37.2 million of the revenue improvement was attributable to the incremental impact of the three acquisitions completed in 2011 (including related market share growth): Praxis, AIA and Infinity Graphics. An additional $29.4 million of the revenue improvement was attributable to the contribution of acquisitions completed in 2012: Décor, Gustafson, Creative Wood and Middlebury Hardwoods.

The RV industry, which represented approximately 69% of the Company’s sales in 2012, saw wholesale unit shipments increase by approximately 13% in 2012 compared to 2011. In addition, the Company continued to gain product content per unit in the RV industry. The remaining sales increase of $63.0 million in 2012 was primarily attributable to (i) increased RV market penetration, (ii) increased raw material commodity prices which were passed through to customers, (iii) improved retail fixture and residential furniture business in the industrial market, (iv) an increase in wholesale unit shipments in the RV industry, and (v) an increase in wholesale unit shipments in the MH industry of 6% in 2012. Organic revenue growth on a consolidated basis in 2012, including the organic growth attributable to the businesses acquired in 2011, was approximately 26%.

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

The industrial market sector accounted for approximately 12% of the Company’s 2012 sales. We estimated that approximately 60% of our industrial revenue base was linked to the residential housing market, which experienced an increase in new housing starts of approximately 28% in 2012, compared to the prior year (as reported by the U.S. Department of Commerce). We also saw an increase in our revenue from the institutional fixture, furniture and countertop markets, among others. Sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, increased 14% in 2012 from the prior year. Our sales to this market generally lag new residential housing starts by approximately six to nine months. As a result, we saw a shift in our product mix, which had a positive financial impact on revenues in the industrial markets.

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

The Company’s cost of goods sold, which is generally lower in its Distribution segment than in the Manufacturing segment, benefited from increased Distribution sales resulting from the acquisition of Blazon International Group (“Blazon”) in 2010, Praxis in 2011, and Gustafson in 2012. Cost of goods sold also benefited in 2012 from our ongoing efforts to keep operating costs aligned with our sales base and operating needs. In addition, higher energy costs and increased demand in certain market sectors resulted in fluctuating costs of certain raw materials that we utilized and distributed.

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

Economic or industry-wide factors that affected the profitability of our RV, MH, and industrial businesses included the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

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

SG&A Expenses. SG&A expenses increased $5.0 million or 30.3%, to $21.6 million in 2012 from $16.6 million in 2011. As a percentage of net sales, SG&A expenses were 4.9% and 5.4% in 2012 and 2011, respectively. Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of profitability contributed to a net increase in selling and administrative wages, incentives, and payroll taxes in 2012 compared to 2011.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.7 million in 2012 compared to the prior year, primarily reflecting the impact of businesses acquired since June 2011.  In aggregate, in conjunction with the 2011 acquisitions (Praxis, AIA, and Infinity Graphics) and the 2012 acquisitions (Décor, Gustafson, Creative Wood, and Middlebury Hardwoods), the Company recognized $11.6 million in certain finite-lived intangible assets that are being amortized over periods ranging from one to 10 years.

The increase in the amortization of intangible assets in 2012 also includes $48,000 related to the write-off of the trademark associated with its Performance Graphics subsidiary that changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy.

Gain on Sale of Fixed Assets and Acquisition of Business. In conjunction with the acquisition of Gustafson in July 2012, the fair value of the net assets acquired of $3.0 million exceeded the purchase price of $2.8 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition. The gain is included in this line item for the year ended December 31, 2012 in the consolidated statements of income, in addition to a gain on the sale of fixed assets for 2012 of $15,000.

In conjunction with the acquisition of Praxis in June 2011, the fair value of the net assets acquired of $0.7 million exceeded the purchase price of $0.5 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition. The gain was included in this line item for the year ended December 31, 2011 in the consolidated statements of income, in addition to a gain on the sale of fixed assets for 2011 of $61,000. See Note 4 to the Consolidated Financial Statements for further details.

Operating Income.  Operating income increased $13.6 million to $27.0 million in 2012 from $13.4 million in the prior year. The change in operating income was primarily attributable to the items discussed above.

Stock Warrants Revaluation.   The stock warrants revaluation expense of $1.7 million in 2012 and $0.7 million in 2011 represented non-cash charges related to mark-to-market accounting for common stock warrants (i) issued to certain of the Company’s former senior lenders in conjunction with the 2008 Warrants; (ii) issued to TCOMF2 (as defined herein) and Northcreek (as defined herein) in connection with the refinancing of the Company’s 2007 Credit Facility (as defined herein) in March 2011 (the “March 2011 Warrants”); and (iii) issued to Northcreek and an affiliate of Northcreek in connection with the financing of the AIA acquisition (the “September 2011 Warrants”).

In 2011, three members of the Company’s former bank lending group exercised their 2008 Warrants to purchase 173,878 shares of the Company’s common stock. In connection with the cashless exercises, 91,056 net shares of common stock were issued. Northcreek and TCOMF2 exercised their March 2011 Warrants to purchase in the aggregate 250,000 shares of the Company’s common stock in April 2011 and June 2011, respectively. Northcreek and the affiliate of Northcreek exercised their September 2011 Warrants to purchase in the aggregate 135,000 shares of the Company’s common stock in November 2011. See Note 9 to the Consolidated Financial Statements (“Warrants Subject to Revaluation”) for further details.

In 2012, the remaining five holders exercised their 2008 Warrants to purchase 328,169 shares, in the aggregate, of the Company’s common stock. In connection with the cashless exercises, 291,856 net shares of common stock were issued. As of December 31, 2012, all of the 2008 Warrants had been exercised. See Notes 9 and 14 to the Consolidated Financial Statements for further details.

Interest Expense, Net. Interest expense decreased $0.5 million to $4.0 million in 2012 compared to $4.5 million in 2011. Borrowing rates under both the 2012 Credit Facility (effective October 24, 2012) and the 2011 Credit Facility (through October 23, 2012) and average outstanding balances under the 2011 Credit Facility were lower than the interest rates and average outstanding balances under the 2007 Credit Facility in the first quarter of 2011 and under the 2011 Credit Facility during the period preceding the establishment of the 2012 Credit Facility. Total debt outstanding during the first 10 months of 2012 included the March 2011 Notes, the September 2011 Notes, and the 10% Promissory Note issued in September 2011. In 2011, the March 2011 Notes were outstanding for nine months, and the September 2011 Notes and the 10% Promissory Note were each outstanding for three and one-half months.

During 2012, the Company (i) made optional prepayments on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes for a total prepayment in 2012 of $1.54 million in the aggregate, and (ii) repaid $0.75 million principal amount of the 10% Promissory Note.

In the fourth quarter of 2012, the Company used borrowings under the 2012 Credit Facility to prepay the remaining principal outstanding under the March 2011 Notes, the September 2011 Notes, and the Promissory Note. Interest expense in 2012 included a non-cash charge of $0.7 million for the write-off of the remaining unamortized debt discount on the prepayment of the March 2011 Notes and the September 2011, and a charge of $0.3 million for premiums paid in conjunction with the prepayment of the March 2011 Notes and the September 2011 Notes.

Interest expense in 2011 included the write-off of $0.6 million of financing costs related to the 2007 Credit Facility and a $0.6 million charge related to the write-off of the remaining unamortized loss on interest rate swaps that were terminated and paid off in the first quarter of 2011.

Income Tax Credit. At December 31, 2011, the Company had a deferred tax valuation allowance (the “Valuation Allowance”) against its net deferred tax assets of $15.6 million. In the second quarter of 2012, the Company determined that it was likely that its net deferred tax assets would be realized based upon sustained profitability and forecasted future operating results, and as a result reversed approximately $6.6 million of the Valuation Allowance, exclusive of the reversal expected to result from the Company’s estimated full year tax provision (the “2012 Tax Provision”), with the reversal recorded as a non-cash income tax credit. The Company then reversed an additional $0.2 million of the Valuation Allowance, exclusive of the reversal expected to result from the 2012 Tax Provision, in the fourth quarter of 2012. Excluding the combined $6.8 million reversal of the Valuation Allowance discussed above, the Company’s 2012 Tax Provision based on its taxable income position approximated $8.8 million, which was fully offset by the reversal of the remaining Valuation Allowance resulting in an effective tax rate of 0% for the 2012 year. For 2011, the valuation allowance was reversed to the extent of deferred tax assets that were realized, resulting in an effective tax rate of 0% for 2011, exclusive of the reversal of $0.2 million related to certain immaterial realized tax benefits.

At December 31, 2012, the Company had a gross federal net operating loss carry forward of approximately $9.8 million, and various state net operating loss carry forwards of approximately $12.6 million (“NOL” or collectively, the “NOLs”). Both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which were not recorded as deferred tax assets as of December 31, 2012, and for which a tax benefit was to be recorded to shareholders’ equity when realized.

Net Income. Net income was $28.1 million for 2012 or $2.64 per diluted share, compared to $8.5 million or $0.83 per diluted share for 2011. The changes in net income reflected the impact of the items previously discussed, including the non-cash income tax credit of $6.8 million, which increased diluted earnings per share in 2012 by $0.64 per share.

Average Diluted Shares Outstanding. Average diluted shares outstanding increased 4.7% in 2012 compared to the prior year period which principally reflected the full-year impact of the issuance of the March 2011 Warrants and the September 2011 Warrants, as well as 100,000 shares of common stock issued in connection with the Décor acquisition. See Note 9 to the Consolidated Financial Statements for additional details.

BUSINESS SEGMENTS

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production or distribution process. The Company regularly evaluates the performance of each segment and allocates resources to them based on a variety of indicators including sales, cost of goods sold, and operating income.

The Company’s reportable business segments are as follows:

●

Manufacturing -The Company’s most significant manufacturing division is lamination, which utilizes various materials, such as lauan, MDF, gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, the recently acquired fiberglass bath fixtures division (Frontline), a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

●

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

Sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit, and operating income of the Company’s operating segments. A reconciliation to consolidated totals is presented in Note 20 to the Consolidated Financial Statements.

	Years Ended December 31
(thousands)	2013	2012	2011
Sales
Manufacturing	$ 477,702	$ 346,948	$ 244,260
Distribution	139,099	108,256	75,722

Gross Profit
Manufacturing	70,174	50,307	33,463
Distribution	23,060	18,101	12,086

Operating Income
Manufacturing	43,860	30,798	18,805
Distribution	8,040	5,727	2,689

Year Ended December 31, 2013 Compared to 2012

Manufacturing

Sales. Sales increased $130.8 million or 37.7%, to $477.7 million in 2013 from $346.9 million in 2012. This segment accounted for approximately 77% of the Company’s consolidated net sales in 2013. The sales increase reflected a 44%, 11% and 37% increase in the Company’s revenue from the RV industry, MH industry, and industrial markets, respectively, on a year-over-year basis. The increase in revenue from the MH market was partially offset by the impact of the vertical integration efforts of one of our larger MH customers that is producing in-house one of the product lines for certain of its facilities that we had previously been supplying. While increased sales of other manufactured products to this same customer have helped to offset the overall impact from those vertical integration efforts, we expect this customer to continue to expand its vertical integration efforts.

Approximately $54.2 million of the revenue improvement was attributable to the incremental contribution of acquisitions completed in 2012 (including related market share and industry growth). An additional $7.4 million of the revenue improvement was attributable to the contribution of the acquisitions completed in 2013 (Frontline and Premier). The remaining sales increase of $69.2 million in 2013 is primarily attributable to: (i) increased RV market penetration, (ii) an increase in wholesale unit shipments in the RV industry of 12% in 2013; (iii) an increase in MH wholesale unit shipments of 10% in 2013; and (iv) improved retail fixture and residential cabinet and furniture business in the industrial market.

Excluding the revenue contributions of the 2012 and 2013 acquisitions, the Company estimates its organic revenue growth in the Manufacturing segment in 2013 at approximately 22%. We expect to continue to see overall revenue growth in fiscal 2014 compared to the prior year exclusive of the revenue contributions of the acquisitions completed in 2013.

Gross Profit. Gross profit increased $19.9 million to $70.2 million in 2013 from $50.3 million in 2012. As a percentage of sales, gross profit increased to 14.7% in 2013 from 14.5% in 2012. Gross profit for 2013 improved primarily as a result of: (i) higher revenues, (ii) the impact of acquisitions completed during 2012 and 2013, (iii) increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products, and (iv) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.

Operating Income. Operating income increased $13.1 million to $43.9 million in 2013 from $30.8 million in 2012. The improvement in operating income primarily reflects the increase in gross profit mentioned above and lower warehouse and delivery expenses as a percentage of sales.

Distribution

Sales. Sales increased $30.8 million or 28.5%, to $139.1 million in 2013 from $108.3 million in 2012. This segment accounted for approximately 23% of the Company’s consolidated net sales for 2013. The sales increase in 2013 reflected a 41% increase in the Company’s revenue from the RV industry and a 15% increase in revenue from the MH industry.

Approximately $9.1 million of the revenue improvement was attributable to the incremental contribution of the Gustafson acquisition completed in 2012 (including related market share and industry growth). An additional $4.2 million of the revenue improvement was attributable to the contribution of the West Side acquisition completed in 2013. Sales were also positively impacted during 2013 by a 10% increase in wholesale unit shipments in the MH industry, which is the primary market this segment serves. Excluding the revenue contributions of the 2012 and 2013 acquisitions, the Company estimates its organic revenue growth in the Distribution segment at approximately 17% in 2013.

Gross Profit. Gross profit increased $5.0 million to $23.1 million in 2013 from $18.1 million in 2012. As a percentage of sales, gross profit was 16.6% in 2013 compared to 16.7% in 2012.

Operating Income. Operating income in 2013 increased $2.3 million to $8.0 million from $5.7 million in 2012. The overall increase in revenues, as well as the acquisition of several new product lines during 2012 and 2013, in particular the Gustafson distribution business acquired in 2012 and the West Side furniture business acquired in 2013, made a positive contribution to operating income during 2013.

Unallocated Corporate Expenses

Unallocated corporate expenses in 2013 increased $0.8 million to $9.0 million from $8.2 million in 2012 primarily reflecting an increase in administrative wages, incentives, and payroll taxes, as well as additional headcount associated with recent acquisitions.

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

Approximately $31.0 million of the revenue improvement was attributable to the incremental impact of acquisitions completed in 2011 (including related market share growth): Praxis, AIA and Infinity Graphics. An additional $24.1 million of the revenue improvement was attributable to the contribution of acquisitions completed in 2012: Décor, Creative Wood and Middlebury Hardwoods. The remaining sales increase of $47.5 million in 2012 is primarily attributable to (i) increased RV market penetration, (ii) increased raw material commodity prices which were passed through to customers, (iii) improved retail fixture and residential furniture business in the industrial market, (iv) an increase in wholesale unit shipments in the RV and MH industries of 13% and 6% in 2012, respectively, and (v) improved residential housing starts. Organic revenue growth in the manufacturing segment in 2012, including the organic growth attributable to businesses acquired in 2011, was approximately 24%.

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

Gross Profit. Gross profit increased $6.0 million to $18.1 million in 2012 from $12.1 million in 2011. As a percentage of sales, gross profit was 16.7% in 2012 compared to 16.0% in 2011. The increase in gross profit as a percentage of sales was primarily attributable to the impact of increased distribution segment revenues relative to fixed costs, which was partially offset in 2012 by a mix shift to a higher percentage of direct shipment sales from the Company’s vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

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

Unallocated Corporate Expenses

Unallocated corporate expenses in 2012 increased $0.8 million to $8.2 million from $7.4 million in the comparable prior year period primarily reflecting an increase in administrative wages, incentives, and payroll taxes, as well as additional headcount associated with recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned or the net loss sustained in the reported periods adjusted for non-cash charges or credits and changes in operating assets and liabilities. Our primary sources of liquidity are cash flows from operating activities and borrowings under our 2011 Credit Facility (through October 23, 2012) and under our 2012 Credit Facility (effective October 24, 2012). Our principal uses of cash are to meet working capital demands, support our acquisition and capital expenditure plans, meet debt service requirements, and repurchase the Company’s common stock.

Net cash provided by operating activities was $22.4 million in 2013 compared to $21.0 million in 2012. Net income was $24.0 million in 2013 compared to $28.1 million in the prior year, including the non-cash income tax credit of $6.8 million previously discussed related to the reversal of the deferred tax valuation allowance. Trade receivables increased $1.5 million in 2013 primarily reflecting the post-acquisition sales increases of the acquisitions completed in 2012 and 2013. Trade receivables decreased $1.0 million in 2012 reflecting plant shutdowns by many of our larger customers in mid-to-late December 2012 for the holiday season.

Inventories increased $7.5 million in 2013 compared to a $14.2 million increase in the comparable 2012 period, primarily reflecting the impact of acquisitions completed in the third quarter of 2013, an increase in sales volumes, and the Company’s strategic decision to increase inventory levels, particularly in its distribution operations, at year end to continue to be able to meet anticipated rising customer demand in the first quarter of 2014. We expect our inventory turn levels to begin to increase in the second quarter of 2014 based on the expected seasonality of our 2014 revenues, which includes the impact of the severe winter weather conditions in early 2014. In addition, we will work together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities. The $3.6 million net decrease in accounts payable and accrued liabilities in 2013 compared to the $5.2 million net increase in 2012 primarily reflected the timing of payments related to the Company’s cash management and purchase discount initiatives to maximize discounts available on inventory procurement.

From a tax perspective, the Company had federal and state NOLs for the past several years resulting in virtually no cash taxes being paid other than franchise taxes and various state filing taxes. At December 31, 2012, the Company had a gross federal NOL of approximately $9.8 million that it fully utilized in the first half of 2013, and various state NOLs of approximately $12.6 million, of which approximately $4.5 million were remaining to be utilized as of December 31, 2013. The Company expects to utilize a significant majority of the remaining state NOLs by the end of 2014.

As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets. In 2013, the Company realized approximately $2.4 million of additional taxable deductions related to excess benefits on stock-based compensation, which had also not been recorded as deferred tax assets. In addition, in 2013, based on the utilization of the federal NOL and a portion of the state NOLs, the Company realized a tax benefit of approximately $2.4 million related to these excess benefits from stock-based compensation. The tax benefit was recorded to shareholders’ equity upon realization in 2013.

The federal and state NOLs discussed above were used to partially offset the cash portion of the income tax provision for 2013. In 2013, the Company made quarterly estimated tax payments consistent with its expected annual 2013 federal and state income tax liability.

Net cash provided by operating activities was $21.0 million in 2012 compared to $11.8 million in 2011, primarily reflecting an increase in net income to $28.1 million from $8.5 million in the prior year. Net income in 2012 included a non-cash income tax credit of $6.8 million related to the reversal of the deferred tax valuation allowance in 2012 with no comparable amount in 2011. Trade receivables decreased $1.0 million in 2012 compared to a $3.3 million increase during 2011, reflecting plant shutdowns by many of our larger customers in mid-to-late December 2012 for the holiday season. Inventories increased $14.2 million in 2012 compared to a $3.9 million increase in 2011, primarily reflecting an increase in sales volumes, the impact of acquisitions, increased raw material and distribution inventories at year-end in order to be able to meet an expected increase in customer demand levels in early 2013. The $5.2 million net increase in accounts payable and accrued liabilities in 2012 compared to the $2.5 million net increase in 2011 reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

Investing Activities

Investing activities used cash of $24.3 million in 2013 primarily to fund: (i) the acquisitions of Frontline, Premier, and West Side, together totaling $16.5 million; and (ii) capital expenditures of $8.7 million, which included the purchase of one of our distribution facilities that we had previously been leasing from an unrelated third party, for approximately $1.7 million. In addition, investing activities provided cash of $1.0 million related to net proceeds from the sale of the Kansas distribution facility and the sale of various machinery and equipment. Cash used in investing activities of $37.2 million in 2012 was primarily to fund the acquisitions of Décor, Gustafson, Creative Wood, and Middlebury Hardwoods, which together totaled $29.3 million, and included the purchase of two operating facilities, and to fund capital expenditures of $7.9 million.

The capital plan for full year 2013 included spending related to the ongoing replacement of our current ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2014 to approximate up to $8.0 million.

During the fourth quarter of 2011, the Company commenced a project to replace and upgrade its existing ERP system. The ERP system replacement and related process improvements are expected to result in modifications to our internal controls and supporting financial, manufacturing, and distribution transaction processing and reporting. The complete implementation of these changes to software and systems is expected to be executed in phases over a period of 24 to 36 months which began in the fourth quarter of 2012. Total capital expenditures on the ERP project were approximately $0.8 million in 2013 and are projected to be approximately $0.9 million in 2014.

Cash used in investing activities of $9.7 million in 2011 was primarily to fund capital expenditures of $2.4 million and for the acquisitions of AIA, Praxis, and Infinity Graphics for $7.3 million in the aggregate.

Financing Activities

Net cash flows provided by financing activities were $1.4 million in 2013 compared to $16.1 million in 2012. For 2013, net long-term debt borrowings of $5.3 million included borrowings on the 2012 Credit Facility to fund the September 2013 acquisitions that were offset in part by net debt repayments. As of December 31, 2013, availability under the revolving line of credit was approximately $22.9 million.

In 2013, the Company used cash to repurchase 407,330 shares of common stock, for an aggregate purchase price of $6.1 million, under the $10.0 million stock repurchase program authorized by the Company’s Board of Directors in February 2013. On February 13, 2014, the Company’s Board of Directors authorized an increase in the amount of the Company’s common stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization. Cash provided by financing activities in 2013 also included $2.4 million related to the realization of the excess tax benefit on stock-based compensation with no comparable amount in the prior year. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

Net cash flows provided by financing activities were $16.1 million in 2012 compared to cash outflows of $3.5 million in the comparable 2011 period. For 2012, net borrowings on the Company’s revolving line of credit of $16.9 million were offset in part by (i) $0.8 million in scheduled principal payments on the 10% Promissory Note issued in September 2011 to the seller of AIA, and (ii) the optional prepayment on each of March 30, 2012 and June 29, 2012 of $770,000 or 10% of the combined $7.7 million original principal amount of the Company’s March 2011 Notes and September 2011 Notes. In addition, the Company used initial borrowings under the 2012 Credit Facility in part to prepay in full the remaining combined principal outstanding of $6.16 million of its March 2011 Notes and September 2011 Notes at a price of 104% of the principal amount prepaid plus accrued interest and to prepay the remaining $1.0 million of principal outstanding of the Promissory Note (reflected as net short-term debt payments). In addition, the Company used additional borrowings of approximately $19.8 million under the 2012 Credit Facility to fund the acquisition of Middlebury Hardwoods.

In 2011, net cash used in financing activities of $3.5 million reflected (i) long-term debt payments of $3.6 million which consisted of net payments on the Company’s revolving line of credit of $12.0 million that were partially offset by the issuance of the March 2011 Notes in connection with the refinancing of the Company’s 2007 Credit Facility and the September 2011 Notes in connection with the financing of the AIA acquisition of $5.0 million and $2.7 million, respectively, and the long-term portion of the Promissory Note issued in September 2011 to the seller of AIA; (ii) short-term borrowings of $1.0 million which reflected the current portion of the required principal payments on the Promissory Note; (iii) the borrowing of $2.8 million against the cash value of life insurance policies on certain of its officers and directors in connection with the refinancing of the Company’s 2007 Credit Facility; (iv) a cash payment of $1.1 million that represented the fair value of the interest rate swaps entered into in connection with the 2007 Credit Facility that were terminated on March 25, 2011; and (v) cash payments of $2.6 million related to financing costs for both the 2007 Credit Facility and the establishment of the 2011 Credit Facility.

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

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

●	The maturity date for the 2012 Credit Facility is October 24, 2017;

●	Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80 million;

●	The Company has the option to increase the 2012 Credit Facility by an amount up to $20 million upon request to and subject to the approval of the Lenders;

●

The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

●	The Revolver includes a sub-limit up to $5 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

●

Up to $20 million of the Revolver will be available as a sub-facility for the issuance of standby letters of credit, which are subject to certain expiration dates. The Company’s existing standby letters of credit as of October 24, 2012 remained outstanding under the terms of the 2012 Credit Agreement;

●

The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated interest coverage ratio, and other covenants include limitations on permitted acquisitions, capital expenditures, indebtedness, restricted payments, and fundamental changes (see further details below); and

●	Customary prepayment provisions which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

At December 31, 2013 and 2012, the Company had $55.0 million and $49.7 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $7.0 million for 2012, $12.0 million for 2013, and $10.0 million for subsequent fiscal years. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver less available cash on hand, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the 2012 Credit Agreement to (ii) the sum of outstanding obligations under the 2012 Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal period ended December 31, 2013, the Company was in compliance with all three of these financial covenants. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2013 are as follows:

(thousands except ratios)	Covenant	Actual
Consolidated total leverage ratio (12-month period)	3.50	1.10
Consolidated interest coverage ratio (12-month period)	2.25	6.20
Annual capital expenditures limitation	$ 12,000	$ 8,669

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

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share. Northcreek and TCOMF2 exercised their individual warrants to purchase 125,000 shares of the Company’s common stock in April 2011 and June 2011, respectively. The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011. In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

In connection with the issuance of the September 2011 Notes, the Company issued to Northcreek and the affiliate of Northcreek the September 2011 Warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share. Northcreek and the affiliate of Northcreek exercised their warrants to purchase in the aggregate 135,000 shares of the Company’s common stock in November 2011. The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011. In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

2008 Warrants

In conjunction with the Second Amendment to the 2007 Credit Agreement, the Company issued the 2008 Warrants to its then existing lenders to purchase 474,049 shares of common stock, subject to anti-dilution provision, at an exercise price of $1.00 per share. The Company accounted for the 2008 Warrants as derivative financial instruments. The calculated fair value of the 2008 Warrants was classified as a liability and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of income.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance (i) on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended and restated (the “1987 Plan”), of restricted shares at a price less than, and options with an exercise price less than, the warrant exercise price then in effect, and (ii) on March 31, 2011, the March 2011 Warrants with an exercise price less than the warrant exercise price then in effect as discussed below.

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

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the then remaining 2008 Warrants was increased to an aggregate of 419,646 shares and the exercise price was adjusted to $0.94 per share as a result of the issuance of the September 2011 Warrants with an exercise price less than the warrant exercise price then in effect as discussed below.

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

In 2012, the remaining five holders exercised their 2008 Warrants to purchase an aggregate of 328,169 shares of the Company’s common stock. In connection with the cashless exercises, an aggregate of 291,856 net shares of common stock were issued. The fair value of these shares in the aggregate of $2.9 million was reclassified to shareholders’ equity on the consolidated statements of financial position. As of December 31, 2012, all of the 2008 Warrants had been exercised. See Notes 9 and 14 to the Consolidated Financial Statements for further details.

2011 Warrants

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes, the Company issued the March 2011 Warrants to purchase 125,000 shares of the Company’s common stock to each of TCOMF2 and Northcreek at an exercise price of $0.01 per share. The March 2011 Warrants were immediately exercisable, subject to anti-dilution provisions and were scheduled to expire on March 31, 2016. The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.

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

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes, the Company issued to Northcreek and an affiliate of Northcreek, the September 2011 Warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The September 2011 Warrants are immediately exercisable, subject to anti-dilution provisions, and were scheduled to expire on March 31, 2016. The debt discount of $0.3 million, which is equal to the fair value of the September 2011 Warrants as of September 16, 2011, was amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.

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

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves, and borrowing capacity available under the 2012 Credit Facility. Our primary uses of cash are to meet working capital demands, support our acquisition and capital expenditure plans, debt reduction in conjunction with our capital allocation strategy and priorities, and the repurchase of the Company’s common stock.

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million and are subject to variable rates of interest. Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders. The unused availability under the 2012 Credit Facility as of December 31, 2013 was $22.9 million. We believe that our existing cash, cash equivalents, cash generated from operations, and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and stock repurchases for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement. For the fiscal years ended December 31, 2013 and 2012, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement and the 2011 Credit Agreement. Based on our 2014 operating plan, we expect to continue to maintain compliance with the financial covenants under the 2012 Credit Agreement.

In 2014, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, acquiring businesses and product lines that meet established criteria, and the implementation of our new ERP system, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s previously announced stock buyback program.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2013, and the future periods during which we expect to settle these obligations. We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

	Payments due by period
(thousands)	2014	2015-2016	2017-2018	Thereafter	Total
Revolving line of credit (1)	$ -	$ -	$ 55,000	$ -	$ 55,000
Interest payments on long-term debt (2)	928	1,856	773	-	3,557
Deferred compensation payments	336	689	746	1,910	3,681
Purchase obligations (3)	665	-	-	-	665
Facility leases	3,468	3,731	1,453	-	8,652
Equipment leases	1,431	2,425	1,514	435	5,805
Capital leases (4)	163	171	-	-	334
Total contractual cash obligations	$ 6,991	$ 8,872	$ 59,486	$ 2,345	$ 77,694

(1)	The estimated long-term debt payment of $55.0 million in 2017 is based on the terms of the 2012 Credit Facility that is scheduled to mature on October 24, 2017.

(2)

Scheduled interest payments reflect expense related to long-term debt obligations and are calculated based on interest rates in effect at December 31, 2013 for the LIBOR-based portion –1.6875%. The projected interest payments exclude non-cash interest that would normally be included in interest expense on the Company’s consolidated statements of income.

(3)	The purchase obligations are primarily comprised of purchase orders issued in the normal course of business.

(4)	Capital lease obligations include both principal and interest payments.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed	Outstanding at 12/31/13	Date of Expiration
Letters of Credit	$ 20,000 (1)	$ 545	December 31, 2014
		$ 260 (2)	January 1, 2014
		$ 947	February 1, 2014
		$ 330	April 15, 2014

(1)	The $20.0 million commitment for the Letters of Credit is a sub-limit contained within the $80.0 million credit line.

(2)	This standby letter of credit was scheduled to expire on January 1, 2014. The expiration date was subsequently extended to January 1, 2015 upon the expiration date.

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

Trade Receivables. We are engaged in the manufacturing and distribution of building products and material for use primarily by the manufactured housing and recreational vehicle industries and other industrial markets. Trade receivables consist primarily of amounts due to us from our normal business activities. We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts. Based on the Company’s estimates and assumptions, the allowance for doubtful accounts decreased by $0.1 million to $0.2 million at December 31, 2013 compared to $0.3 million at December 31, 2012. In 2012, the allowance for doubtful accounts decreased by $0.5 million to $0.3 million compared to $0.8 million for 2011.

Inventories. Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market. Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to market value where appropriate. The Company reviews inventory on-hand and records provisions for obsolete inventory based on current assessments of future demands, market conditions, and related management initiatives. Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results. Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $1.3 million, $1.1 million and $0.7 million was established at December 31, 2013, 2012 and 2011, respectively. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly. The Company increased its reserve for obsolescence by $0.2 million and $0.4 million at December 31, 2013 and 2012, respectively, reflecting a continued focus on managing inventory to levels more consistent with demand in order to maximize liquidity.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets, other than goodwill and indefinite-lived intangible assets, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2013, 2012 and 2011, and therefore the Company has not recognized any impairment charges for those years.

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

Impairment of Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included goodwill and other intangible assets. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets acquired are classified as customer relationships, non-compete agreements, and trademarks. The Company’s goodwill and its other intangible assets balances at December 31, 2013 were $16.5 million and $25.6 million, respectively. The comparable asset balances at December 31, 2012 were $10.4 million and $19.2 million, respectively.

Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in the business climate. A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth. In the fourth quarter of 2012 upon the completion of its impairment test of goodwill and indefinite-lived intangible assets, the Company wrote off $48,000 related to the trademark associated with its Performance Graphics subsidiary that changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy. No such other events occurred during 2013, 2012 or 2011 that indicated the existence of impairment with respect to our reported goodwill, trademarks, or other intangible assets.

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

Once goodwill has been allocated to a reporting unit, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition, Quality Hardwoods Sales, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, and Premier. While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, and Premier remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon, Gustafson, and West Side, which remain reporting units for which impairment is assessed.

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

In 2012, we changed our methodology of evaluating goodwill for impairment. Based on revised guidance issued by the Financial Accounting Standards Board (“FASB”), we chose the option to first perform a qualitative assessment of the composition of the Company’s goodwill for impairment for the years ended December 31, 2013 and 2012. If the qualitative assessment indicates it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative assessment. The Company will periodically perform a quantitative assessment regardless of the results of the qualitative assessment as required by the revised guidance. When estimating fair value with the quantitative assessment, the Company calculates the present value of future cash flows based on projected future operating results and business plans, forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required.

Based on the results of our qualitative assessment analysis, we determined that the estimated fair value substantially exceeded the carrying value for each of our reporting units within the Manufacturing segment and within the Distribution segment. The goodwill allocated to the Manufacturing and Distribution segment reporting units as of December 31, 2013 was $13.7 million and $2.8 million, respectively. The comparable goodwill asset balances at December 31, 2012 were $10.3 million and $0.1 million, respectively.

Our qualitative assessment included an evaluation of macroeconomic conditions, RV and MH industry and market considerations including wholesale unit shipment levels, cost factors including price fluctuations on major commodities both purchased for use in various manufactured products and for distribution to customers, overall financial performance of the Company including the ability to re-finance our credit facility under more favorable terms, completion of acquisitions, an increase in our product line offerings and an expansion of our customer base, changes in our stock price valuation, and other relevant specific events.

In addition, there are no long-lived assets or asset groups, including tangible assets, for which we have determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact our operating results or total shareholders’ equity.

We have not made any other material changes to our methods of evaluating goodwill and intangible asset impairments during the last two years other than the performance of a qualitative assessment to test goodwill for impairment in 2013 and 2012. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Deferred Income Taxes. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of income.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  In 2012, the Company reduced its tax valuation allowance by $15.6 million to $0 based on its determination that is was likely that the Company would realize the benefits of its net deferred tax assets based upon sustained profitability and forecasted future operating results. There was no tax valuation allowance at December 31, 2013. See Note 13 to the Consolidated Financial Statements for further details.

OTHER

Sale of Property

In 2013, the Company sold the facility that housed its distribution operation in Halstead, Kansas.

Purchase of Property

In 2013, the Company purchased one of the distribution facilities that it had previously been leasing from an unrelated third party. This facility currently houses the distribution operation pertaining to the Company’s Praxis operation.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, and particleboard, and components used by the Company that are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in 2013. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

At December 31, 2013, all of our debt obligations under our 2012 Credit Agreement were under the LIBOR-based interest rate. A 100 basis point increase in the underlying LIBOR rate would result in additional annual interest cost of approximately $0.6 million, assuming average related revolving debt subject to variable rates of $55.0 million, which was the amount of related borrowings at December 31, 2013 subject to variable rates.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) of Part IV on page 56 of this Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the fair and reliable preparation and presentation of our published financial statements. We continually evaluate our system of internal control over financial reporting to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2013, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014 and is incorporated herein by reference.

The Company has determined that Terrence D. Brennan, John A. Forbes, Keith V. Kankel, Michael A. Kitson, Larry D. Renbarger, and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics Applicable to Senior Executives including, but not limited to, the Chief Executive Officer and Chief Financial Officer of the Company. Our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are available on the Company’s web site at www.patrickind.com under “Corporate Governance”. We intend to post on our web site any amendments to, or waivers from, our Corporate Governance Guidelines and our Code of Ethics Applicable to Senior Executives. We will provide shareholders with a copy of these policies without charge upon written request directed to the Company’s Corporate Secretary at the Company’s address.

Corporate Governance

Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2014, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

10.2*	Form of Employment Agreements with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3*	Form of Officers Retirement Agreement (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.4*,**	Form of Non-Qualified Stock Option Award.

10.5*	Form of Officer and Employee Restricted Stock Award (filed as Exhibit 10.5 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.6*

Form of Officer and Employee Time Based Restricted Share Award, Performance Contingent Restricted Share Award, and Performance Contingent Cash Award (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.7*

Form of Officer and Employee Time Based Restricted Share Award and Performance Contingent Restricted Share Award (filed as Exhibit 10.7 to the Company’s Form 10-K filed on March 29, 2012 and incorporated herein by reference).

10.8	Form of Non-Employee Director Restricted Share Award (filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.9**	Form of Stock Appreciation Rights Award.

10.10	Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

10.11

First Amendment, dated November 16, 2012, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.21 to the Company’s Form 10-K filed on March 29, 2013 and incorporated herein by reference).

10.12

Second Amendment, dated June 28, 2013, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2013 and incorporated herein by reference).

10.13**

Third Amendment, dated November 30, 2013, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent.

10.14	Security Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the other Grantors party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

12**	Statement of Computation of Operating Ratios.

21**	Subsidiaries of the Registrant.

23**	Consent of Crowe Horwath LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

Exhibit Number	Exhibits

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.

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

PATRICK INDUSTRIES, INC.

Date: March 14, 2014	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
President and Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	March 14, 2014
Paul E. Hassler

/s/ Todd M. Cleveland	President and Chief Executive Officer and Director	March 14, 2014
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	Executive Vice President-Finance, Secretary-Treasurer, Chief Financial Officer and Director	March 14, 2014
Andy L. Nemeth	(Principal Financial and Accounting Officer)

/s/ Terrence D. Brennan	Director	March 14, 2014
Terrence D. Brennan

/s/ Joseph M. Cerulli	Director	March 14, 2014
Joseph M. Cerulli

/s/ John A. Forbes	Director	March 14, 2014
John A. Forbes

/s/ Keith V. Kankel	Director	March 14, 2014
Keith V. Kankel

/s/ Michael A. Kitson	Director	March 14, 2014
Michael A. Kitson

/s/ Larry D. Renbarger	Director	March 14, 2014
Larry D. Renbarger

/s/ Walter E. Wells	Director	March 14, 2014
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

Elkhart, Indiana

March 14, 2014

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands except share data)	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$34	$434
Trade receivables, net of allowance for doubtful accounts (2013: $225; 2012: $275)	22,644	17,858
Inventories	56,510	46,992
Deferred tax assets	3,762	5,149
Prepaid expenses and other	4,749	3,237
Total current assets	87,699	73,670

Property, plant and equipment, net	42,117	37,069
Goodwill	16,495	10,362
Intangible assets, net	25,611	19,219
Deferred tax assets	-	676
Deferred financing costs, net of accumulated amortization (2013: $1,405; 2012: $975)	1,283	1,612
Other non-current assets	982	861
TOTAL ASSETS	$174,187	$143,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,826	$17,336
Accrued liabilities	13,585	11,816
Total current liabilities	32,411	29,152
Long-term debt	55,000	49,716
Deferred compensation and other	2,546	3,193
Deferred tax liabilities	1,920	-
TOTAL LIABILITIES	91,877	82,061

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2013 – 10,568,430 shares; issued 2012 – 10,854,037 shares	53,863	55,501
Additional paid-in-capital	6,604	4,305
Accumulated other comprehensive income	54	17
Retained earnings	21,789	1,585
TOTAL SHAREHOLDERS’ EQUITY	82,310	61,408
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,187	$143,469

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	For the years ended December 31,
	2013	2012	2011

NET SALES	$594,931	$437,367	$307,822
Cost of goods sold	503,908	371,623	263,514
GROSS PROFIT	91,023	65,744	44,308

Operating expenses:
Warehouse and delivery	20,158	15,782	13,645
Selling, general and administrative	27,979	21,637	16,603
Amortization of intangible assets	2,371	1,523	829
Gain on sale of fixed assets and acquisition of business	(430)	(238)	(244)
Total operating expenses	50,078	38,704	30,833

OPERATING INCOME	40,945	27,040	13,475
Stock warrants revaluation	-	1,731	699
Interest expense, net	2,171	4,037	4,469

Income before income taxes (credit)	38,774	21,272	8,307
Income taxes (credit)	14,734	(6,823)	(163)

NET INCOME	$24,040	$28,095	$8,470

Basic net income per common share	$2.24	$2.66	$0.87
Diluted net income per common share	$2.23	$2.64	$0.83

Weighted average shares outstanding – basic	10,733	10,558	9,757
Weighted average shares outstanding – diluted	10,786	10,637	10,156

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	For the years ended December 31,
	2013	2012	2011
NET INCOME	$24,040	$28,095	$8,470
Amortization of loss on interest rate swap agreements, net of tax of $451	-	-	677
Change in accumulated pension obligation, net of tax (Note 14)	37	200	(30)
COMPREHENSIVE INCOME	$24,077	$28,295	$9,117

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011 (thousands except share data)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance December 31, 2010	$-	$53,798	$148	$(830)	$(34,980)	$18,136
Net income	-	-	-	-	8,470	8,470
Change in accumulated pension obligation, net of tax	-	-	-	(30)	-	(30)
Amortization of loss on interest rate swap agreements, net of tax	-	-	-	677	-	677
Issuance of 476,056 shares upon exercise of common stock warrants	-	90	1,145	-	-	1,235
Issuance of 22,750 shares upon exercise of common stock options	-	21	-	-	-	21
Stock-based compensation expense	-	333	-	-	-	333
Balance December 31, 2011	$-	$54,242	$1,293	$(183)	$(26,510)	$28,842
Net income	-	-	-	-	28,095	28,095
Change in accumulated pension obligation, net of tax	-	-	-	200	-	200
Issuance of 100,000 shares for an acquisition	-	600	42	-	-	642
Issuance of 291,856 shares upon exercise of common stock warrants	-	275	2,647	-	-	2,922
Issuance of 362,250 shares upon exercise of common stock options	-	113	323	-	-	436
Shares used to pay taxes on stock grants	-	(531)	-	-	-	(531)
Stock-based compensation expense	-	802	-	-	-	802
Balance December 31, 2012	$-	$55,501	$4,305	$17	$1,585	$61,408
Net income	-	-	-	-	24,040	24,040
Change in accumulated pension obligation, net of tax	-	-	-	37	-	37
Stock repurchases under buyback program	-	(2,081)	(161)	-	(3,836)	(6,078)
Realization of excess tax benefit on stock-based compensation	-	-	2,409	-	-	2,409
Issuance of 46,000 shares upon exercise of common stock options	-	13	51	-	-	64
Shares used to pay taxes on stock grants	-	(882)	-	-	-	(882)
Stock-based compensation expense	-	1,312	-	-	-	1,312
Balance December 31, 2013	$-	$53,863	$6,604	$54	$21,789	$82,310

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	For the years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,040	$28,095	$8,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,926	4,063	4,087
Amortization of intangible assets	2,371	1,523	829
Stock-based compensation expense	1,312	802	333
Deferred compensation expense	367	194	222
Provision for bad debts	24	340	738
Deferred income taxes	3,983	8,401	3,066
Reduction of tax valuation allowance	-	(15,570)	(3,048)
Gain on sale of fixed assets and acquisition of business	(430)	(238)	(244)
Stock warrants revaluation	-	1,731	699
Increase in cash surrender value of life insurance	(24)	(88)	(21)
Deferred financing cost amortization	430	543	995
Amortization of debt discount	-	832	122
Interest paid-in-kind	-	-	116
Amortization of loss on interest rate swap agreements	-	-	677
Change in fair value of derivative financial instruments	-	-	(106)
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	(1,477)	1,034	(3,334)
Inventories	(7,482)	(14,182)	(3,874)
Prepaid expenses and other	(1,576)	(1,279)	87
Accounts payable and accrued liabilities	(3,648)	5,188	2,467
Payments on deferred compensation obligations	(385)	(392)	(466)
Net cash provided by operating activities	22,431	20,997	11,815

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,669)	(7,895)	(2,436)
Proceeds from sale of property, plant and equipment	1,021	34	101
Business acquisitions	(16,511)	(29,262)	(7,314)
Other	(97)	(99)	(91)
Net cash used in investing activities	(24,256)	(37,222)	(9,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	5,284	16,930	(3,563)
Short-term debt borrowings (payments), net	-	(1,000)	1,000
Proceeds from life insurance policy loans	-	-	2,762
Payment on termination of interest rate swap agreements	-	-	(1,137)
Stock repurchases under buyback program	(6,078)	-	-
Realization of excess tax benefit on stock-based compensation	2,409	-	-
Payment of deferred financing costs	(101)	(257)	(2,568)
Proceeds from exercise of stock options, including tax benefit	64	436	21
Payments on capital lease obligations	(153)	-	3
Net cash provided by (used in) financing activities	1,425	16,109	(3,482)
Decrease in cash and cash equivalents	(400)	(116)	(1,407)
Cash and cash equivalents at beginning of year	434	550	1,957
Cash and cash equivalents at end of year	$34	$434	$550

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Nature of Business

Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada. The Company maintains 18 manufacturing plants and 16 distribution facilities located in 11 states. Patrick operates in two business segments: Manufacturing and Distribution.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Patrick and its wholly owned subsidiary, Adorn Holdings, Inc. (“Adorn”). All significant intercompany accounts and transactions have been eliminated in consolidation. Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, total to the amounts included in the consolidated financial statements. Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation.

In preparation of Patrick’s consolidated financial statements as of December 31, 2013, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K for potential recognition or disclosure in the consolidated financial statements. See Notes 15 and 19 for events that occurred subsequent to the balance sheet date.

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

The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses. The amounts recorded in warehouse and delivery expenses related to these customer billed freight costs were $0.8 million, $0.7 million and $0.5 million for 2013, 2012 and 2011, respectively.

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

Estimated vendor volume rebates earned are accrued monthly based on purchase volume and recorded as a reduction of material costs.

Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, stock appreciation rights, restricted stock units, and warrants (collectively “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Certain Common Stock Equivalents were not included in the computation of diluted net income per common share because the exercise prices of those Common Stock Equivalents were greater than the average market price of the common shares. See Note 16 for the calculation of both basic and diluted net income per common share.

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

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2013	2012	2011
Balance at January 1	$275	$815	$397
Provisions made during the year	24	340	738
Write-offs	(149)	(892)	(387)
Recoveries during the year	75	12	67
Balance at December 31	$225	$275	$815

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market. Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to market value where appropriate. The Company reviews inventory on-hand and records provisions for obsolete inventory based on current assessments of future demands, market conditions, and related management initiatives. Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results. The cost of manufactured inventories includes raw materials, inbound freight, labor and overhead. The Company’s distribution inventories include the cost of raw materials and inbound freight.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is generally recorded at cost. However, PP&E acquired in connection with an acquisition is recorded at fair value. Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives, which generally range from 10 to 30 years for buildings and improvements, and from three to seven years for machinery, equipment and transportation equipment. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations. Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

Goodwill and Intangible Assets

Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values. Goodwill and other intangible assets are related to the Manufacturing and Distribution segments. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. The Company performs the required test for goodwill and indefinite-lived intangible assets impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value. Finite-lived intangible assets relate to customer relationships and non-compete agreements. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. Intangible assets acquired in business combinations are initially recorded at their estimated fair values as determined by an income valuation approach using Level III fair value inputs.

The goodwill impairment test is a two-step process, which requires the Company to make assumptions regarding fair value. First, the fair value of the reporting unit is compared to its carrying value. In 2012, the Company changed its methodology for evaluating goodwill for impairment. Based on revised guidance issued by the Financial Accounting Standards Board (“FASB”), the Company may first perform a qualitative assessment of the composition of its goodwill for impairment. If the qualitative assessment indicates it is more likely than not that the fair value of the reporting unit is less than its carrying value, the company then performs a quantitative assessment. The Company will periodically perform a quantitative assessment regardless of the results of the qualitative assessment as required by the revised guidance. When estimating fair value with the quantitative assessment, the Company calculates the present value of future cash flows based on projected future operating results and business plans, forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required.

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

Impairment of Long-Lived Assets

When events or conditions warrant, the Company evaluates the recoverability of long-lived assets other than goodwill and indefinite-lived intangible assets and considers whether these assets are impaired.  The Company assesses the recoverability of these assets based upon several factors, including management's intention with respect to the assets and their projected future undiscounted cash flows.  If projected undiscounted cash flows are less than the carrying amount of the assets, the Company adjusts the carrying amounts of such assets to their estimated fair value. A significant adverse change in the Company’s business climate in future periods could result in a significant loss of market share or the inability to achieve previously projected revenue growth and could lead to a required assessment of the recoverability of the Company’s long-lived assets, which may subsequently result in an impairment charge.

Deferred Financing Costs

Deferred financing costs are classified as non-current assets on the statement of financial position and are amortized over the life of the related debt or credit facility using the straight-line method.

Derivative Financial Instruments

All derivatives are recognized on the statement of financial position at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to an asset or liability ("cash-flow" hedge). Changes in the fair value of a derivative that is highly effective as (and that is designated and qualifies as) a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).

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

The Company discontinues hedge accounting prospectively when (1) it is determined the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument because it is unlikely a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate. As of the de-designation date, the amount of the loss accumulated on the ineffective portion of the hedged item is amortized into net income (loss) over the life of the swaps utilizing the straight line method which approximates the effective interest method, and is reflected as a reduction to the accumulated other comprehensive income (loss) component of shareholders’ equity.

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

Disclosures relative to derivative instruments can also be found in Notes 9 and 11.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables, debt and accounts payable. The Company believes cash and cash equivalents, trade receivables, and accounts payable are recorded at amounts that approximate their current market values because of the relatively short maturities of these financial instruments. The carrying value of the long-term debt instruments approximates the fair value based upon terms and conditions available to the Company in comparison to the terms and conditions of the outstanding debt.

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

3.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Indefinite-Lived Intangible Assets Impairment - Qualitative Assessment

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test. The guidance gives an entity the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If an entity concludes that this is the case, it must perform the quantitative test. The guidance was effective for annual and interim indefinite-lived intangible assets impairment tests performed for annual periods beginning after December 15, 2012. The adoption of this guidance did not have an impact on the Company's consolidated financial statements. In 2013, the Company tested indefinite-lived intangible assets for impairment by performing a qualitative impairment analysis for substantially all of the Company’s indefinite-lived intangible assets.

4.     ACQUISITIONS

2013 Acquisitions

Frontline Mfg., Inc.

In September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Frontline Mfg., Inc. (“Frontline”), a manufacturer of fiberglass bath fixtures including tubs, showers and combination tub/shower units for the RV, MH, and residential housing markets, for a net purchase price of $5.2 million, which includes a contingent payment based on future performance. This acquisition provided the opportunity for the Company to establish a presence in the fiberglass bath and shower surround and fixtures market and increase its product offerings, market share and per unit content. The results of operations for Frontline are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Frontline team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility (as defined herein). Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and thus, all required purchase accounting adjustments are expected to be finalized in the first half of 2014. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,640
Inventories	250
Property, plant and equipment	917
Prepaid expenses	21
Accounts payable and accrued liabilities	(2,135)
Intangible assets	2,092
Goodwill	2,395
Total net purchase price	$5,180

Premier Concepts, Inc.

In September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Premier Concepts, Inc. (“Premier”), a custom fabricator of solid surface, granite, and quartz countertops for the RV, MH and residential housing markets, for a net purchase price of $2.6 million, which includes a contingent payment based on future performance. This acquisition provided the opportunity for the Company to expand its presence in the countertop market and increase its product offerings, market share and per unit content. The results of operations for Premier are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Premier team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and thus, all required purchase accounting adjustments are expected to be finalized in the first half of 2014. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$791
Inventories	347
Property, plant and equipment	561
Accounts payable and accrued liabilities	(1,357)
Intangible assets	1,210
Goodwill	1,068
Total net purchase price	$2,620

John H. McDonald Co., Inc. d/b/a West Side Furniture

In September 2013, the Company acquired the business and certain assets of Goshen, Indiana-based John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), a wholesale supplier of La-Z-Boy® recliners and the Serta® Trump Home™ mattress line, among other furniture products, to the RV market, for a net purchase price of $8.7 million. This acquisition provided the opportunity for the Company to expand its presence in the wholesale furniture business for the RV industry, and increase its product offerings, market share and per unit content. The results of operations for West Side are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, sales, and systems resources with the organizational talent and expertise of the West Side team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2013. The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$902
Inventories	1,439
Property, plant and equipment	324
Prepaid expenses	9
Accounts payable and accrued liabilities	(2,094)
Intangible assets	5,461
Goodwill	2,670
Total net purchase price	$8,711

2012 Acquisitions

Décor Mfg., LLC

In March 2012, the Company acquired the business and certain assets of Tualatin, Oregon-based Décor Mfg., LLC (“Décor”), a manufacturer of laminated and wrapped products for the Northwestern U.S.-based RV industry, for a net purchase price of $4.3 million. This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector and significantly expanded the Company’s RV presence in the Northwest. The results of operations for Décor are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Décor team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company's 2011 Credit Facility (as defined herein), and the issuance of 100,000 shares or $0.6 million of Patrick common stock. The value of the common stock issued was based on the closing stock price of $6.42 per share on March 2, 2012. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The following summarizes the fair value of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,280
Inventories	903
Property, plant and equipment	400
Prepaid expenses	22
Accounts payable and accrued liabilities	(1,375)
Intangible assets	1,663
Goodwill	1,440
Total net purchase price	$4,333

Gustafson Lighting

In July 2012, the Company acquired the business and certain assets of Elkhart, Indiana-based Gustafson Lighting (“Gustafson”), a distributor of interior and exterior lighting products, ceiling fans and accessories, including glass and glass pads, hardware and lampshades to the RV industry, for a net purchase price of $2.8 million. This acquisition provided opportunities for the Company to increase its market share and per unit content. The results of operations for Gustafson are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition. The fair value of the net assets acquired of $3.0 million exceeded the purchase price of $2.8 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition. The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the consolidated statements of income for the year ended December 31, 2012.

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

Creative Wood Designs, Inc.

In September 2012, the Company acquired the business and certain assets of Ligonier, Indiana-based Creative Wood Designs, Inc. (“Creative Wood”), a manufacturer of hardwood furniture including interior hardwood tables, chairs, dinettes, trim, fascia, mouldings, and other miscellaneous products, for a net purchase price of $3.0 million, which included two subsequent contingent payments based on future performance, the first of which was paid in the fourth quarter of 2013. This acquisition expanded the Company’s revenues to its existing customer base in the RV industry sector. The results of operations for Creative Wood are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Creative Wood team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Middlebury Hardwood Products, Inc.

In October 2012, the Company acquired the business and certain assets of Middlebury, Indiana-based Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), a manufacturer of hardwood cabinet doors, components and other hardwood products for the RV, MH, and residential kitchen cabinet industries, for a net purchase price of $19.8 million. This acquisition provided the opportunity for the Company to increase its market share and per unit content in the cabinet door market. The results of operations for Middlebury Hardwoods are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Middlebury Hardwoods’ team to maximize efficiencies, revenue impact, market share growth, and net income.

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

2011 Acquisitions

The Praxis Group

In June 2011, the Company acquired the business and certain assets of Elkhart, Indiana-based The Praxis Group (“Praxis”), a manufacturer and distributor of high and low gloss painted countertops, foam products, shower doors, electronics, and furniture products to the RV industry, for a net purchase price of $0.5 million. This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry. The results of operations for Praxis are included in the Company’s consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The fair value of the net assets acquired of $0.7 million exceeded the purchase price of $0.5 million. As a result, the Company recognized a gain of $0.2 million associated with the acquisition. The gain is included in the line item “Gain on sale of fixed assets and acquisition of business” in the consolidated statements of income for the year ended December 31, 2011.

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

A.I.A. Countertops, LLC

In September 2011, the Company acquired the business and certain assets of Syracuse, Indiana-based A.I.A. Countertops, LLC (“AIA”), a fabricator of solid surface, granite, quartz and laminated countertops, backsplashes, tables, signs, and other products for the RV and commercial markets, for a net purchase price of $5.5 million. This acquisition expanded the Company’s product offerings to its existing customer base in the RV industry and industrial market sectors. The results of operations for AIA are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the organizational talent and expertise of the AIA team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Infinity Graphics (formerly Performance Graphics)

In December 2011, the Company acquired the business and certain assets of Elkhart, Indiana-based Performance Graphics, a designer, producer and installer of exterior graphics for the RV, marine, automotive, racing and enclosed trailer industries, for a net purchase price of $1.3 million. In October 2012, Performance Graphics changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy. This acquisition expanded the Company’s product offerings in the RV and industrial market sectors. The results of operations for Infinity Graphics are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing manufacturing, sales, and systems resources with the expertise of the Infinity Graphics team to maximize efficiencies, revenue impact, market share growth, and net income.

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

See Note 7 for disclosure of the amortization periods assigned to finite-lived intangible assets.

Pro Forma Information (Unaudited)

The following pro forma information assumes the Frontline, Premier, West Side, Décor, Creative Wood, Middlebury Hardwoods and AIA acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Frontline, Premier, West Side, Décor, Creative Wood, Middlebury Hardwoods and AIA, combined with the results prior to their respective acquisition dates adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense of (i) $0.9 million and $1.2 million in the aggregate for the years ended December 31, 2013 and 2012, respectively, related to intangible assets acquired in the Frontline, Premier, and West Side acquisitions; (ii) $0.7 million and $0.9 million in the aggregate for the years ended December 31, 2012 and 2011, respectively, related to intangible assets acquired in the Décor, Creative Wood, and Middlebury Hardwoods acquisitions; and (iii) $0.3 million related to the AIA acquisition for the year ended December 31, 2011. Pro forma information related to the Gustafson, Infinity Graphics, and Praxis acquisitions is not included in the table below, as their financial results were not considered to be significant to the Company’s operating results for the periods presented.

(thousands except per share data)	2013	2012	2011
Revenue	$624,842	$517,891	$387,861
Net income	23,762	30,234	11,126
Basic net income per common share	2.21	2.86	1.14
Diluted net income per common share	2.20	2.84	1.10

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For the years ended December 31, 2013, 2012 and 2011, revenue of approximately $12 million, $29 million and $8 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each of those periods.

5.     INVENTORIES

Inventories as of December 31, 2013 and 2012 consist of the following classes:

(thousands)	2013	2012
Raw materials	$24,135	$24,197
Work in process	4,870	3,000
Finished goods	3,877	3,169
Less: reserve for inventory obsolescence	(938)	(825)
Total manufactured goods, net	31,944	29,541
Materials purchased for resale (distribution products)	24,904	17,732
Less: reserve for inventory obsolescence	(338)	(281)
Total materials purchased for resale (distribution products), net	24,566	17,451
Balance at December 31	$56,510	$46,992

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2013	2012	2011
Balance at January 1	$1,106	$701	$854
Charged to operations	1,045	1,123	1,020
Deductions from reserves	(875)	(718)	(1,173)
Balance at December 31	$1,276	$1,106	$701

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following classes at December 31, 2013 and 2012:

(thousands)	2013	2012
Land and improvements	$1,637	$1,669
Buildings and improvements	29,663	26,692
Machinery and equipment	66,365	63,456
Transportation equipment	1,506	937
Leasehold improvements	1,889	1,716
Property, plant and equipment, at cost	101,060	94,470
Less: accumulated depreciation and amortization	(58,943)	(57,401)
Property, plant and equipment, net	$42,117	$37,069

For the years ended December 31, 2013 and 2012, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property, plant and equipment, and therefore the Company did not recognize any impairment charges.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, and Premier. While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, and Premier remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”), Gustafson, and West Side, which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value.

The Company performed its annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of 2013, 2012 and 2011 and affirmed that there were no events or circumstances that required a re-evaluation of goodwill as of December 31, 2013, 2012 and 2011. In 2012, the Company changed its methodology for evaluating goodwill for impairment based on final guidance issued by the FASB. For the years ended December 31, 2013 and 2012, the Company chose the option of performing a qualitative assessment of the composition of the Company’s goodwill for impairment and a quantitative assessment in certain circumstances as deemed necessary based on the results of the qualitative assessments. There have been no material changes to the methods of evaluating indefinite-lived intangible asset impairments during 2013 and 2012. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

In the fourth quarter of 2012, the Company wrote off the trademark asset of $48,000 related to its Performance Graphics acquisition that had changed its name to Infinity Graphics to reflect the implementation of a new marketing strategy.

There was no other impairment recognized for indefinite-lived intangible assets for the years ended December 31, 2013 and 2012 based on the results of the annual impairment analyses.

The Company acquired the following intangible assets in various acquisitions from 2011 through 2013 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes. See Note 4 for further details.

(thousands)	Customer Relationships	Non-Compete Agreements	Trademarks	Total Other Intangible Assets	Goodwill	Total Intangible Assets
2011
Praxis	$399	$30	$-	$429	$-	$429
AIA	2,751	312	641	3,704	1,163	4,867
Infinity Graphics	186	76	48	310	190	500
2012
Décor	655	384	624	1,663	1,440	3,103
Gustafson	178	16	143	337	-	337
Creative Wood	207	312	238	757	994	1,751
Middlebury Hardwoods	5,920	140	410	6,470	3,609	10,079
2013
Frontline	1,411	460	221	2,092	2,395	4,487
Premier	863	203	144	1,210	1,068	2,278
West Side	4,166	998	297	5,461	2,670	8,131

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2011	$4,214	$105	$4,319
Acquisitions	6,043	-	6,043
Balance – December 31, 2012	10,257	105	10,362
Acquisitions	3,463	2,670	6,133
Balance – December 31, 2013	$13,720	$2,775	$16,495

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of December 31, 2013, the remaining intangible assets balance of $25.6 million is comprised of $4.1 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $21.5 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

Amortization expense for intangible assets was $2.4 million, $1.5 million and $0.8 million for 2013, 2012 and 2011, respectively.

Other intangible assets, net consist of the following at December 31, 2013 and 2012:

(thousands)	2013	Weighted Average Useful Life		2012	Weighted Average Useful Life
Customer relationships	$23,668	11	years	$17,228	11	years
Non-compete agreements	3,417	3	years	1,756	3	years
Trademarks	4,166			3,504
	31,251			22,488
Less: accumulated amortization	(5,640)			(3,269)
Other intangible assets, net	$25,611			$19,219

Changes in the carrying value of other intangible assets for the years ended December 31, 2013 and 2012 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance -December 31, 2011	$10,583	$932	$11,515
Acquisitions	8,890	337	9,227
Amortization	(1,231)	(292)	(1,523)
Balance - December 31, 2012	18,242	977	19,219
Acquisitions	3,302	5,461	8,763
Amortization	(1,918)	(453)	(2,371)
Balance - December 31, 2013	$19,626	$5,985	$25,611

Amortization expense on finite-lived intangible assets for the next five years ending December 31 is estimated to be (in thousands): 2014 - $3,121; 2015 - $2,894; 2016 - $2,554; 2017 - $1,999; and 2018 - $1,987.

8.     OTHER NON-CURRENT ASSETS

As of December 31, 2013 and 2012, other non-current assets of $1.0 million and $0.9 million, respectively, were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.7 million.

9.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company at times enters into certain derivative financial instruments, on a cost-effective basis, to mitigate its risk associated with changes in interest rates. The Company does not use derivative financial instruments for speculative purposes.  All derivatives are recognized on the consolidated statements of financial position at their fair value. Changes in fair value are recognized periodically in earnings or accumulated other comprehensive income within shareholders' equity, depending on the intended use of the derivative and whether the derivative has been designated by management as an ineffective hedging instrument. Changes in fair value of derivative instruments not designated as effective hedging instruments are recognized in earnings in the current period. Additional derivative disclosures can be found in Notes 2 and 11.

Interest Rate Swap Agreements

In March 2005 and July 2007, the Company entered into two separate interest rate swap agreements with JPMorgan Chase Bank, N.A. (“JPMorgan”) to hedge against increases in variable interest rates on borrowings under the Company’s then-existing credit agreement (the “2007 Credit Agreement”). In accordance with the terms of the swap agreements, the Company paid a fixed interest rate of 4.78% and 5.60%, respectively. The Company received variable rates, based on LIBOR (as defined herein), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive income (loss).

Effective with the Second Amendment dated December 11, 2008 (the “Second Amendment”) to the 2007 Credit Agreement, the interest rates on the obligation were adjusted and the Company determined that its two swap agreements were ineffective as hedges against changes in interest rates and, as a result, the swaps were de-designated. Until the early termination of the swaps on March 25, 2011 discussed below, (i) losses on the swaps included in other comprehensive income as of the de-designation date were amortized into net income over the original life of the swaps utilizing the straight-line method which approximates the effective interest method, and (ii) changes in the fair value of the de-designated swaps were recorded within earnings on the consolidated statements of income.

In anticipation of entering into the 2011 Credit Facility, the two interest rate swap agreements were terminated on March 25, 2011, resulting in a $1.1 million cash settlement to the counter party to the agreement. The swap agreements had a total fair value in the amount of $1.1 million on the termination date.

For the year ended December 31, 2011, an amortized loss of $0.7 million was recognized as a loss on interest rate swap agreements, net of tax, on the consolidated statements of comprehensive income. The amortized loss on the swaps of $0.7 million for the year ended December 31, 2011 included $79,000 related to the amortization of the losses on the swaps in the first quarter of 2011 that was included in other comprehensive income as of the de-designation date and $0.6 million related to the write-off of the remaining unamortized loss on the swaps as of March 25, 2011, the date upon which it became probable the forecasted swap transactions, as specified in the original swap agreements, would not occur. Since the termination of the two swap agreements on March 25, 2011, the Company has not entered into any new swap agreements.

Warrants Subject to Revaluation

2008 Warrants

In conjunction with the Second Amendment to the 2007 Credit Agreement, the Company issued a series of warrants (the “2008 Warrants”) to its then existing lenders to purchase 474,049 shares of common stock, subject to anti-dilution provisions, at an exercise price of $1.00 per share. The Company accounted for the 2008 Warrants as derivative financial instruments. The calculated fair value of the 2008 Warrants was classified as a liability and was periodically remeasured with any changes in value recognized in the stock warrants revaluation line on the consolidated statements of income.

Pursuant to the anti-dilution provisions, the number of shares of common stock issuable upon exercise of the 2008 Warrants was increased to an aggregate of 496,397 shares and the exercise price was adjusted to $0.96 per share as a result of the issuance (i) on May 21, 2009 and on June 22, 2009, pursuant to the Company’s 1987 Stock Option Program, as amended and restated (the “1987 Plan”), of restricted shares at a price less than, and options with an exercise price less than, the warrant exercise price then in effect and (ii) on March 31, 2011, of warrants to purchase common stock with an exercise price less than the warrant exercise price then in effect (see “March 2011 Warrants” below).

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

March 2011 Warrants

On March 31, 2011, in connection with the March 2011 Notes (as defined herein), the Company issued warrants to purchase 125,000 shares of the Company’s common stock to each of Tontine Capital Overseas Master Fund II, L.P., a Cayman Islands limited partnership (“TCOMF2”) and Northcreek at an exercise price of $0.01 per share (the “March 2011 Warrants”). The March 2011 Warrants were immediately exercisable, subject to anti-dilution provisions, and were scheduled to expire on March 31, 2016. The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011.

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

September 2011 Warrants

On September 16, 2011, in connection with the September 2011 Notes (as defined herein), the Company issued to Northcreek and an affiliate of Northcreek, warrants to purchase, in the aggregate, 135,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “September 2011 Warrants”). The September 2011 Warrants were immediately exercisable, subject to anti-dilution provisions, and were scheduled to expire on March 31, 2016. The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011.

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

The 2008 Warrants, the March 2011 Warrants, and the September 2011 Warrants were measured at fair value on a recurring basis using Level 2 valuation methodologies. The Company estimated the fair value of all stock warrants outstanding at the end of the period by applying the Black-Scholes model. The use of this valuation model involved assumptions that were judgmental and highly sensitive in the determination of the fair value and included the dividend yield, exercise price and forfeiture rate. Expected volatilities were based on historical volatility of the Company stock. The expected term of the stock warrants represented the period of time that the warrants were expected to be outstanding. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of the valuation for instruments of a similar term.

There were no 2008 Warrants, March 2011 Warrants, or September 2011 Warrants outstanding as of December 31, 2013 and 2012. The Company utilized the same methodology to determine the fair value of the 2008 Warrants exercised in the year ended December 31, 2012. The total fair value of the outstanding warrants as of and for the years ended December 31, 2012 and 2011 is as follows:

(thousands)
Balance at December 31, 2011	$1,191
Reclassification of fair value of exercised warrants to shareholders’ equity	(2,922)
Change in fair value, included in earnings	1,731
Balance at December 31, 2012	$-

10.    DEBT

Total long-term debt outstanding as of December 31, 2013 and December 31, 2012 was $55.0 million and $49.7 million, respectively.

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

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

●	The maturity date for the 2012 Credit Facility is October 24, 2017;

●	Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80 million;

●	The Company has the option to increase the 2012 Credit Facility by an amount up to $20 million upon request to and subject to the approval of the Lenders;

●

The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

●	The Revolver includes a sub-limit up to $5 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

●

Up to $20 million of the Revolver will be available as a sub-facility for the issuance of standby letters of credit, which are subject to certain expiration dates. The Company’s existing standby letters of credit as of October 24, 2012 remained outstanding under the terms of the 2012 Credit Agreement;

●

The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated interest coverage ratio, and other covenants include limitations on permitted acquisitions, capital expenditures, indebtedness, restricted payments. and fundamental changes (see further details below); and

●	Customary prepayment provisions, which require the prepayment of outstanding amounts under the Revolver based on predefined conditions.

At December 31, 2013 and 2012, the Company had $55.0 million and $49.7 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver for both periods was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%), and the fee payable on committed but unused portions of the Revolver was 0.20%.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $7.0 million for 2012, $12.0 million for 2013, and $10.0 million for subsequent fiscal years. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver less available cash on hand, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the 2012 Credit Agreement to (ii) the sum of outstanding obligations under the 2012 Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal period ended December 31, 2013, the Company was in compliance with all three of these financial covenants. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal period ended December 31, 2013 are as follows:

(thousands except ratios)	Covenant	Actual
Consolidated total leverage ratio (12-month period)	3.50	1.10
Consolidated interest coverage ratio (12-month period)	2.25	6.20
Annual capital expenditures limitation	$12,000	$8,669

In 2012 and 2013, the Company was in compliance with all of its debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement and, prior to October 24, 2012, the 2011 Credit Agreement. Based on the 2014 operating plan, the Company expects to continue to maintain compliance with the financial covenants under the 2012 Credit Agreement.

Aggregate maturities of long-term debt for the next five years ending December 31 are: 2014 - 2016: $0; and 2017 - $55.0 million. The revolver long-term debt balance of $55.0 million at December 31, 2013 is due to mature in 2017 according to the terms of the 2012 Credit Facility.

The Company was contingently liable for six standby letters of credit totaling $2.1 million at December 31, 2013, including three letters of credit totaling $0.8 million that exist to meet credit requirements for the Company’s insurance providers. The unused availability under the 2012 Credit Facility as of December 31, 2013 was $22.9 million.

Interest expense for the years ended December 31, 2013, 2012 and 2011 (in thousands) was $2,171, $4,037, and $4,470, respectively.

Interest paid for the years ended December 31, 2013, 2012 and 2011 (in thousands) was $2,225, $3,907, and $4,390, respectively.

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

In connection with the issuance of the March 2011 Notes, the Company issued the March 2011 Warrants. The debt discount of $0.7 million, which was equal to the fair value of the March 2011 Warrants as of March 31, 2011, was amortized to interest expense over the life of the March 2011 Notes beginning in the second quarter of 2011. In the fourth quarter of 2012, in connection with the prepayment in full of the March 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

In connection with the issuance of the September 2011 Notes, the Company issued the September 2011 Warrants. The debt discount of $0.3 million, which was equal to the fair value of the September 2011 Warrants as of September 16, 2011, was amortized to interest expense over the life of the September 2011 Notes beginning in the third quarter of 2011. In the fourth quarter of 2012, in connection with the prepayment in full of the September 2011 Notes, the Company recorded a non-cash charge to interest expense to write-off the remaining unamortized portion of the debt discount.

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

11.    FAIR VALUE MEASUREMENTS

Level 2 represents financial instruments lacking quoted prices (unadjusted) from active market exchanges, including over-the-counter exchange-traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs. Financial instruments included in Level 2 of the fair value hierarchy included the Company’s interest rate swap agreements (until their termination on March 25, 2011) and the 2008 Warrants (until the remaining warrants were exercised in 2012). The interest rate swaps were valued based on the LIBOR yield curve and the fair market values were provided by the Company’s lending institution. See Note 9 for further details.

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of December 31, 2013 and 2012 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of December 31, 2013 and 2012, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

12.    ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2013 and 2012 include the following:

(thousands)	2013	2012
Employee compensation and benefits	$7,855	$6,935
Property taxes	841	987
Customer incentives	2,339	2,049
Accrued income taxes	204	114
Other	2,346	1,731
Total	$13,585	$11,816

13.    INCOME TAXES

The provision for income taxes (credit) for the years ended December 31, 2013, 2012 and 2011 consists of the following:

(thousands)	2013	2012	2011
Current:
Federal	$8,647	$211	$(235)
State	2,104	134	54
Total current	10,751	345	(181)
Deferred:
Federal	3,670	(6,320)	18
State	313	(848)	-
Total deferred	3,983	(7,168)	18
Income taxes (credit)	$14,734	$(6,823)	$(163)

The provision for income taxes (credit) for the years ended December 31, 2013, 2012 and 2011 is different from the amounts that would otherwise be computed by applying a graduated federal statutory rate (35% in the year ended December 31, 2013 and 34% in each of the years ended December 31, 2012 and 2011 as presented below) to income before income taxes.

A reconciliation of the differences between the actual provision (credit) for income taxes and the tax provisions for income taxes at the federal statutory income tax rate for each of the years ended December 31, 2013, 2012 and 2011 is as follows:

(thousands)	2013	2012	2011
Tax provision, at federal statutory income tax rate	$13,571	$7,232	$2,824
State taxes, net of federal benefit	1,706	1,101	54
Deferred tax valuation allowance	-	(15,570)	(3,048)
Other, net	(543)	414	7
Income taxes (credit)	$14,734	$(6,823)	$(163)

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

As of January 1, 2011, the Company had a tax valuation allowance (the “Valuation Allowance”) for deferred tax assets net of deferred tax liabilities (collectively, “Net Deferred Tax Assets”) not expected to be utilized of $18.6 million. As a result of the generation of taxable income in 2011, the Valuation Allowance was reduced by $3.0 million to $15.6 million at December 31, 2011. In the second quarter of 2012, the Company determined that it was likely that its Net Deferred Tax Assets would be realized based upon sustained profitability and forecasted future operating results. As a result of this determination, the Company reversed approximately $6.8 million of the Valuation Allowance in 2012, exclusive of the reversal expected to result from the Company’s estimated full year tax provision (the “2012 Tax Provision”), with the reversal recorded as a non-cash income tax credit. Excluding the $6.8 million reversal of the Valuation Allowance discussed above, the Company’s 2012 Tax Provision based on its taxable income position approximated $8.8 million, which was fully offset by the reversal of the remaining Valuation Allowance.

The Valuation Allowance did not impact the Company’s ability to utilize its federal and state net operating loss carry forwards (the “NOLs”) to offset taxable earnings for federal and state tax purposes. At December 31, 2012, the Company had a gross federal NOL carry forward of approximately $9.8 million that was fully utilized in 2013. In addition, the Company had various state NOLs of approximately $12.6 million at December 31, 2012, of which approximately $4.5 million were remaining to be utilized as of December 31, 2013 and will expire in varying amounts between 2014 and 2030. While the Company recorded income taxes at an estimated full year effective rate of 38% in 2013, the federal and state NOLs were used to partially offset the cash portion of the income tax liability for 2013. The Company estimates that it will utilize a significant majority of the remaining state NOLs by the end of 2014.

As of December 31, 2012, both the federal and state NOLs included approximately $3.7 million of taxable deductions related to unrealized excess benefits on stock-based compensation, which had not been recorded as deferred tax assets. In 2013, the Company realized approximately $2.4 million of additional taxable deductions related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2012. These tax benefits were recorded to shareholders’ equity upon realization in 2013.

The Company did not reflect any unrecognized tax benefits in its financial statements as of December 31, 2013 or December 31, 2012 and does not expect any significant changes relating to unrecognized tax benefits in the twelve months following December 31, 2013.

The composition of the deferred tax assets and liabilities as of December 31, 2013 and 2012 is as follows:

(thousands)	2013	2012
Gross deferred tax assets:
Trade receivables allowance	$89	$107
Inventory capitalization	546	291
Accrued expenses	2,615	2,081
Deferred compensation	974	964
Non-compete agreements	-	6
Inventory reserves	531	428
AMT and other tax credit carry-forwards	9	896
Federal and State NOL carry-forwards	201	2,390
Stock-based compensation	538	287
Pension liability	6	30
Intangibles	89	1,212
Gross deferred tax assets	5,598	8,692
Gross deferred tax liabilities:
Prepaid expenses	(207)	(141)
Depreciation expense	(3,549)	(2,726)
Gross deferred tax liabilities	(3,756)	(2,867)
Net deferred tax assets	$1,842	$5,825

The deferred tax amounts above have been reflected on the consolidated statements of financial position as of December 31, 2013 and 2012 as follows:

(thousands)	2013	2012
Current deferred tax assets, net	$3,762	$5,149
Long-term deferred tax assets, net	-	676
Long-term deferred tax liabilities, net	(1,920)	-
Deferred tax assets, net	$1,842	$5,825

AMT credit carry forwards of $0.7 million and state manufacturing credit carry forwards of $0.1 million available at December 31, 2012 were fully utilized in 2013, or in the case of the state manufacturing credit carry forwards, the amounts not utilized expired at December 31, 2013.

The Company paid income taxes of $8.2 million in 2013. As a result of the NOLs exceeding the Company’s taxable income, there were no federal or state income taxes paid in the years ended December 31, 2012 and 2011 and virtually no other cash taxes paid other than franchise taxes and various state filing taxes.

The Company is subject to periodic audits by domestic tax authorities.  For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2010 and later.

14.    SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”). The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

The Company has 20,000,000 shares of common stock authorized, without par value, of which 10,568,430 shares and 10,854,037 shares were issued and outstanding as of December 31, 2013 and 2012, respectively.

The Company issued 121,723 shares in 2013, 777,542 shares in 2012, and 663,306 shares in 2011 related to stock-based compensation plans and for the exercise of stock warrants and stock options. In addition, in 2012, the Company issued 100,000 shares in connection with the acquisition of Décor. Finally, in 2013, the Company repurchased 407,330 shares of its common stock through a stock repurchase program. See Notes 15 and 19 for further details.

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated statements of financial position.

Accumulated Other Comprehensive Income (Loss)

U.S. GAAP defines comprehensive income as non-shareholder changes in equity. The components of and changes in accumulated other comprehensive income (loss) as of December 31, 2013, 2012 and 2011 are as follows:

(thousands)	Interest Rate Swap Adjustment	Pension Liability Adjustment (1)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$(677)	$(153)	$(830)
Current period change, net of tax	677	(30)	647
Balance, December 31, 2011	-	(183)	(183)
Current period change, net of tax	-	200	200
Balance, December 31, 2012	-	17	17
Current period change, net of tax	-	37	37
Balance, December 31, 2013	$-	$54	$54

(1)

For the year ended December 31, 2013, the pension liability adjustment was net of tax of $24,000. For the years ended December 31, 2012 and 2011, there was no tax effect reflected on the pension liability either due to the Company reporting a full valuation allowance for net deferred tax assets or due to the insignificance of the amount of such impacts.

Shareholder Rights Plan

On March 21, 2006, in conjunction with the expiration of the Shareholder Rights Agreement dated March 20, 1996, the Company’s Board adopted a Shareholder Rights Agreement granting new rights to holders of the Company’s common stock. Under the agreement, the Company authorized and declared a dividend distribution of one right payable on March 31, 2006 for each share of common stock of the Company outstanding on March 31, 2006, and the issuance of one right for each share of common stock subsequently issued prior to the separation date as defined in the Shareholder Rights Agreement. Each right entitles the holder to purchase 1/100th of a preferred share at the exercise price (currently $30.00), and in an unfriendly takeover situation, to purchase Company common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50% or more of the Company’s assets are sold, then rights-holders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation’s common stock having a then current market value equal to two times the exercise price. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price that is judged by the Board to be fair to Patrick shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $0.01 per right. The rights will expire on March 21, 2016. The Company has authorized 1,000,000 shares of Preferred Stock Series A, no par value, in connection with this plan, none of which have been issued.

On March 12, 2008, in connection with a private placement of common stock with affiliates of TCOMF2 (collectively, “Tontine Capital”), the Company amended the provisions of the Shareholder Rights Agreement to exempt all Tontine Capital entities or any of their affiliates or associates.

15.    STOCK REPURCHASE PROGRAM

On February 22, 2013, the Company’s Board authorized a stock repurchase program for purchasing up to $10.0 million of the Company’s common stock from time to time through open market or private transactions over the next 12 months. As of December 31, 2013, the Company had repurchased 407,330 shares at an average price of $14.92 for a total cost of approximately $6.1 million.

On February 13, 2014, the Company’s Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization.

16.    INCOME PER COMMON SHARE

Income per common share is calculated for the years ended December 31, 2013, 2012 and 2011 as follows:

(thousands except per share data)	2013	2012	2011
Net income for basic and diluted per share calculation	$24,040	$28,095	$8,470

Weighted average common shares outstanding – basic	10,733	10,558	9,757
Effect of potentially dilutive securities	53	79	399
Weighted average common shares outstanding – diluted	10,786	10,637	10,156

Basic net income per common share	$2.24	$2.66	$0.87
Diluted net income per common share	$2.23	$2.64	$0.83

17.    LEASE COMMITMENTS

Leases

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2022. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties.

At December 31, 2013, future minimum lease payments required under facility and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(thousands)	Facility Leases	Equipment Leases
2014	$3,468	$1,431
2015	2,448	1,290
2016	1,283	1,135
2017	1,041	891
2018	412	623
Thereafter	-	435
Total minimum lease payments	$8,652	$5,805

The total rent expense (in thousands) included in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 is $5,206, $4,178, and $3,111, respectively. Rent expense in 2011 was reduced by $0.4 million for the recognition of the portion of the deferred gain that was being amortized and offset against lease payments related to the sale of a facility in California in the first quarter of 2010. In addition, rent expense was reduced by $0.4 million in each of 2013, 2012 and 2011 for lease payments received from a third party that is currently leasing the Company’s owned building in New London, NC.

18.   COMMITMENTS AND CONTINGENCIES

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

Although the ultimate outcome of these matters cannot be ascertained on the basis of present information, amounts already provided, availability of insurance coverage and legal advice received, it is the opinion of management that the ultimate resolution of these proceedings, lawsuits, and other claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Self-Insurance

The Company has a self-insured health plan for its employees under which there is both a participant stop-loss and an aggregate stop loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2013.

19.      COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The assumed discount rate to measure the liability was 4.5% for the year ended December 31, 2013 and 7% for the year ended December 31, 2012. The Company recognized expense of $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the statements of financial position. Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented. Additionally, the Company records gains or losses on the cash surrender value in the period incurred. The Company recognized gains of $24,000, $88,000 and $21,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Bonus Plan

The Company pays bonuses to certain management and sales personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria. The charge to operations amounted to approximately $4.2 million, $4.1 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon completion of a 90-day probationary period and who are at least 18 years of age. The plan provides for a matching contribution by the Company as defined in the agreement and, in addition, provides for a discretionary contribution annually as determined by the Board. The contributions and related expense for the years ended December 31, 2013, 2012 and 2011 were immaterial.

Stock Option, Stock Appreciation Rights, and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, performance share awards, time-based share awards, restricted stock awards, stock appreciation rights, restricted stock units, and other stock-based incentives were made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. Equity incentive plan awards are intended to retain and reward key employees for outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan.

The Company recorded compensation expense of $1.3 million, $0.8 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, on the consolidated statements of income for its stock-based compensation plans.

The Company’s 2009 Omnibus Incentive Plan (the “Plan”) permits the future granting of share options and share awards to its employees, Directors and other service providers. Option awards are generally granted with an exercise price equal to, or greater than, the market price of the Company’s stock at the date of grant.

On December 18, 2013, the Company’s Compensation Committee of the Board approved the grant of stock awards under the 2009 Plan which consisted of (a) 200,000 stock options at an exercise price per share of $27.67, and (b) 200,000 stock appreciation rights, divided into four tranches of 50,000 shares each, at strike prices of $27.67, $33.20, $39.84 and $47.81 per share, respectively, for each tranche. Both the stock options and stock appreciation rights vest pro-rata over three years, commencing on December 18, 2014, and have nine-year contractual terms. The stock appreciation rights are to be settled in shares of common stock, or at the sole discretion of the Board in cash. Finally, the stock appreciation rights are subject to shareholder approval of amendments to the Company’s 2009 Plan to increase the shares of common stock available under the plan and to make certain other changes, and the Company has accounted for the stock appreciation rights as if such amendments were approved.

Stock Options:

The following table summarizes the Company’s option activity during the years ended December 31, 2013, 2012 and 2011 for the options granted in 2009 and 2013:

Years ended December 31	2013		2012		2011
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding, beginning of year	90	$1.54	452	$1.27	497	$1.61
Granted during the year	200	27.67	-	-	-	-
Forfeited during the year	-	-	-	-	(22)	9.36
Exercised during the year	(46)	1.39	(362)	1.20	(23)	0.90
Outstanding, end of year	244	$22.97	90	$1.54	452	$1.27

Vested Options:
Vested during the year	-	-	141	$1.25	166	$1.25
Eligible, end of year for exercise	44	$1.70	90	$1.54	317	$1.27

Aggregate intrinsic value of total options outstanding ($ thousands)		$1,457		$1,265		$1,282

Aggregate intrinsic value of options exercisable ($ thousands)		$1,205		$1,265		$897
Weighted average fair value of options granted during the year		$6.33		N/A		N/A

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $28.93 per share as of December 31, 2013 is the price that would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2013 and 2012 was $0.9 million and $4.8 million, respectively. The cash received, and the tax benefit realized from the exercise of stock options, was $64,000, $436,000 and $21,000 in 2013, 2012 and 2011, respectively. There are 66,667 stock options that are expected to vest in 2014.

A summary of options outstanding and exercisable at December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
(shares in thousands)	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
2009 Grants:
Exercise price - $0.75	2	5.4	$0.75	2	$0.75
Exercise price - $1.75	42	5.4	1.75	42	1.75
2013 Grant:
Exercise price - $27.67	200	9.0	$27.67	-	$-

Stock Appreciation Rights:

A summary of stock appreciation rights (SARS) outstanding and exercisable at December 31, 2013 is as follows:

	SARS Outstanding			SARS Exercisable
(shares in thousands)	Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
2013 Grant:
Exercise price - $27.67	50	9.0	$27.67	-	$-
Exercise price - $33.20	50	9.0	33.20	-	-
Exercise price - $39.84	50	9.0	39.84	-	-
Exercise price - $47.81	50	9.0	47.81	-	-

The Company estimates the fair value of all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option-pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield, exercise price, and forfeiture rate. Expected volatilities take into consideration the historical volatility of the Company’s common stock. The expected term of options and stock appreciation rights represents the period of time that the options and stock appreciation rights granted are expected to be outstanding based on historical Company trends. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term.

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2013. There were no stock options granted in 2012 and 2011.

2013
Dividend rate	-%
Risk-free interest rate	0.64%
Expected option life (years)	3
Price volatility	32.42%

The following table presents assumptions used in the Black-Scholes model for the stock appreciation rights granted in 2013. There were no stock appreciation rights granted in 2012 and 2011.

2013
Dividend rate		-%
Risk-free interest rate	0.64%	-	1.55%
Expected option life (years)	3	-	4
Price volatility		32.42%

As of December 31, 2013, there was approximately $3.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 21.4 months. The total fair value of stock options vested was approximately $0.2 million for both of the years ended December 31, 2012 and 2011. There were no stock options or stock appreciation rights that vested in 2013.

Restricted Stock:

The following table summarizes the activity for unvested restricted stock for the years ended December 31, 2013 and 2012:

(shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Unvested, December 31, 2011	178	$2.21
Granted during the year	162	8.98
Vested during the year	(166)	4.74
Unvested, December 31, 2012	174	6.12
Granted during the year	114	15.21
Vested during the year	(152)	8.23
Unvested, December 31, 2013	136	$11.40

The total fair value of restricted stock vested during the years ended December 31, 2013 and 2012 was approximately $1.3 million and $0.8 million, respectively.

In conjunction with the Company’s restricted stock awards, the Board approved the following share grants in 2012 and 2013: 15,000 shares on February 16, 2012; 122,800 shares on March 12, 2012; 24,500 shares on May 24, 2012; 89,947 shares on March 4, 2013; 5,000 shares on March 11, 2013; and 19,480 shares on May 23, 2013. The Board approved the issuance of 200,000 shares that may be issued upon the exercise of stock options that were granted on December 18, 2013, and the issuance of 200,000 shares that may be issued upon the exercise of stock appreciation rights that were granted on December 18, 2013 as discussed above.

The following share grants were approved in 2014: 34,000 on February 12, 2014 and 65,668 shares on February 18, 2014. In addition, on February 18, 2014, the Board approved the issuance of 44,001 restricted stock units under the Company’s 2009 Plan. The restricted stock units are subject to shareholder approval of amendments to the Company’s 2009 Plan to increase the shares of common stock available under the plan and to make certain other changes, and the Company has accounted for the restricted stock units as if such amendments were approved.

20.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production or distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing -The Company’s most significant manufacturing division is lamination, which utilizes various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, the recently acquired fiberglass bath fixtures division (Frontline), a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 77%, 76% and 76% of the Company’s net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 23%, 24% and 24% of the Company’s net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The table below presents information about the net income, segment assets, and certain other items that are either used by or provided to the chief operating decision makers of the Company as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013
	Manufacturing	Distribution	Total
Net outside sales	$458,438	$136,493	$594,931
Intersegment sales	19,264	2,606	21,870
Total sales	477,702	139,099	616,801
Cost of goods sold	407,528	116,039	523,567
Operating income	43,860	8,040	51,900
Identifiable assets	98,058	41,449	139,507
Depreciation and amortization	4,906	625	5,531

	2012
	Manufacturing	Distribution	Total
Net outside sales	$330,941	$106,426	$437,367
Intersegment sales	16,007	1,830	17,837
Total sales	346,948	108,256	455,204
Cost of goods sold	296,641	90,155	386,796
Operating income	30,798	5,727	36,525
Identifiable assets	85,523	25,745	111,268
Depreciation and amortization	3,851	399	4,250

	2011
	Manufacturing	Distribution	Total
Net outside sales	$232,460	$75,362	$307,822
Intersegment sales	11,800	360	12,160
Total sales	244,260	75,722	319,982
Cost of goods sold	210,797	63,636	274,433
Operating income	18,805	2,689	21,494
Identifiable assets	50,139	16,446	66,585
Depreciation and amortization	3,553	330	3,883

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Net sales:
Total sales for reportable segments	$616,801	$455,204	$319,982
Elimination of intersegment sales	(21,870)	(17,837)	(12,160)
Consolidated net sales	$594,931	$437,367	$307,822

Cost of goods sold:
Total cost of goods sold for reportable segments	$523,567	$386,796	$274,433
Elimination of intersegment cost of goods sold	(21,870)	(17,837)	(12,160)
Other	2,211	2,664	1,241
Consolidated cost of goods sold	$503,908	$371,623	$263,514

Operating income:
Operating income for reportable segments	$51,900	$36,525	$21,494
Gain on sale of fixed assets and acquisition of business	430	238	244
Unallocated corporate expenses	(9,014)	(8,200)	(7,434)
Amortization	(2,371)	(1,523)	(829)
Consolidated operating income	$40,945	$27,040	$13,475

Consolidated total assets:
Identifiable assets for reportable segments	$139,507	$111,268	$66,585
Corporate property and equipment	22,871	22,025	14,769
Current and long-term assets not allocated to segments	9,544	7,028	1,844
Intangibles and other assets not allocated to segments	2,265	3,148	2,572
Consolidated total assets	$174,187	$143,469	$85,770

Depreciation and amortization:
Depreciation and amortization for reportable segments	$5,531	$4,250	$3,883
Corporate depreciation and amortization	1,766	1,336	1,033
Consolidated depreciation and amortization	$7,297	$5,586	$4,916

Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.2 million and $0.6 million, respectively. Intangible assets amortization expense in the Distribution segment was $0.5 million, $0.3 million and $0.2 million in 2013, 2012 and 2011, respectively.

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

Major Customers

The Company had one RV customer that accounted for approximately 28% and 30% of the trade receivables balance at December 31, 2013 and 2012, respectively. This same customer accounted for approximately 34%, 34% and 32% of consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, sales to a different RV customer accounted for approximately 23%, 20% and 17% of consolidated net sales in 2013, 2012 and 2011, respectively. There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2013 and 2012.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2013 and 2012 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2013
Net sales	$142,120	$159,576	$146,623	$146,612	$594,931
Gross profit	22,436	25,160	21,823	21,604	91,023
Net income	6,019	7,557	5,452	5,012	24,040
Net income per common share (1):
Basic	$0.55	$0.70	$0.51	$0.47	$2.24
Diluted	0.55	0.70	0.51	0.47	2.23

(thousands except per share data)	1Q	2Q	3Q	4Q	2012
Net sales	$102,688	$115,605	$112,946	$106,128	$437,367
Gross profit	16,434	17,839	16,903	14,568	65,744
Net income	5,011	13,313	6,554	3,217	28,095
Net income per common share (1):
Basic	$0.49	$1.26	$0.61	$0.30	$2.66
Diluted	0.47	1.22	0.60	0.30	2.64

(1)

Basic and diluted net income per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per common share information may not equal annual basic and diluted net income per common share.