Form 10-Q
period 2014-03-30
PATRICK INDUSTRIES INC
filed 2014-05-08
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

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

Large accelerated filer [  ]             Accelerated filer [X]        Non-accelerated filer [  ]         Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 25, 2014, there were 10,650,714 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position (Unaudited) March 30, 2014 and December 31, 2013	3

Condensed Consolidated Statements of Income (Unaudited) First Quarter Ended March 30, 2014 and March 31, 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 30, 2014 and March 31, 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14-27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 6. EXHIBITS	29

SIGNATURES	29

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

(thousands)	As of
	Mar. 30, 2014	Dec. 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$23	$34
Trade receivables, net	42,842	22,644
Inventories	59,680	56,510
Deferred tax assets	2,818	3,762
Prepaid expenses and other	2,306	4,749
Total current assets	107,669	87,699
Property, plant and equipment, at cost	101,459	101,060
Less accumulated depreciation	59,738	58,943
Property, plant and equipment, net	41,721	42,117
Goodwill	16,495	16,495
Intangible assets, net of accumulated amortization (2014: $6,427; 2013: $5,640)	24,824	25,611
Deferred financing costs, net of accumulated amortization (2014: $1,492; 2013: $1,405)	1,197	1,283
Other non-current assets	966	982
TOTAL ASSETS	$192,872	$174,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,842	$18,826
Accrued liabilities	13,885	13,585
Total current liabilities	50,727	32,411
Long-term debt	47,394	55,000
Deferred compensation and other	2,517	2,546
Deferred tax liabilities	1,876	1,920
TOTAL LIABILITIES	102,514	91,877

SHAREHOLDERS’ EQUITY
Common stock	53,955	53,863
Additional-paid-in-capital	7,664	6,604
Accumulated other comprehensive income	54	54
Retained earnings	28,685	21,789
TOTAL SHAREHOLDERS’ EQUITY	90,358	82,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$192,872	$174,187

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(thousands except per share data)	First Quarter Ended
	March 30,	March 31,
	2014	2013

NET SALES	$170,150	$142,120
Cost of goods sold	143,003	119,684
GROSS PROFIT	27,147	22,436

Operating expenses:
Warehouse and delivery	6,112	4,536
Selling, general and administrative	8,500	6,969
Amortization of intangible assets	787	519
Gain on sale of fixed assets	(13)	(4)
Total operating expenses	15,386	12,020

OPERATING INCOME	11,761	10,416
Interest expense, net	549	552
Income before income taxes	11,212	9,864
Income taxes	4,316	3,845
NET INCOME	$6,896	$6,019

BASIC NET INCOME PER COMMON SHARE	$0.64	$0.55
DILUTED NET INCOME PER COMMON SHARE	$0.64	$0.55

Weighted average shares outstanding - Basic	10,702	10,904
Weighted average shares outstanding - Diluted	10,815	10,985

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(thousands)	Three Months Ended
	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,896	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,324	1,288
Amortization of intangible assets	787	519
Stock-based compensation expense	733	263
Deferred compensation expense	83	59
Deferred income taxes	900	3,357
Gain on sale of fixed assets	(13)	(4)
Decrease in cash surrender value of life insurance	23	23
Deferred financing cost amortization	87	86
Change in operating assets and liabilities:
Trade receivables	(20,198)	(15,097)
Inventories	(3,170)	(5,363)
Prepaid expenses and other	2,423	1,130
Accounts payable and accrued liabilities	17,672	8,951
Payments on deferred compensation obligations	(76)	(92)
Net cash provided by operating activities	7,471	1,139
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(914)	(1,308)
Proceeds from sale of property and equipment	19	481
Other	(7)	(6)
Net cash used in investing activities	(902)	(833)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	(7,606)	4,382
Payment of deferred financing costs	(1)	(50)
Stock repurchases under buyback program	-	(3,567)
Realization of excess tax benefit on stock-based compensation	1,037	-
Proceeds from exercise of stock options, including tax benefit	26	-
Payments on capital lease obligations	(36)	(50)
Net cash provided by (used in) financing activities	(6,580)	715
Increase (decrease) in cash and cash equivalents	(11)	1,021
Cash and cash equivalents at beginning of year	34	434
Cash and cash equivalents at end of period	$23	$1,455

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 30, 2014 and December 31, 2013, and its results of income and cash flows for the three months ended March 30, 2014 and March 31, 2013.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

In preparation of Patrick’s condensed consolidated financial statements as of and for the quarter ended March 30, 2014, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements. See Note 13 for events that occurred subsequent to the balance sheet date.

2.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Mar. 30, 2014	Dec. 31, 2013
Raw materials	$25,262	$24,135
Work in process	5,107	4,870
Finished goods	4,914	3,877
Less: reserve for inventory obsolescence	(1,191)	(938)
Total manufactured goods, net	34,092	31,944
Materials purchased for resale (distribution products)	26,013	24,904
Less: reserve for inventory obsolescence	(425)	(338)
Total materials purchased for resale (distribution products), net	25,588	24,566
Total inventories	$59,680	$56,510

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), and Premier Concepts, Inc. (“Premier”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, and Premier remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”) and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the first quarter ended March 30, 2014. There have been no material changes to the method of evaluating goodwill impairment during the first quarter of 2014. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Goodwill

As of March 30, 2014 and December 31, 2013, the carrying amount of goodwill in the Manufacturing segment and the Distribution segment was $13.7 million and $2.8 million, respectively.

Other Intangible Assets

As of March 30, 2014, the remaining intangible assets balance of $24.8 million is comprised of $4.1 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $20.7 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

Other intangible assets, net consist of the following as of March 30, 2014 and December 31, 2013:

(thousands)	Mar. 30, 2014	Dec. 31, 2013
Customer relationships	$23,668	$23,668
Non-compete agreements	3,417	3,417
Trademarks	4,166	4,166
	31,251	31,251
Less: accumulated amortization	(6,427)	(5,640)
Other intangible assets, net	$24,824	$25,611

Changes in the carrying value of other intangible assets for the three months ended March 30, 2014 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2013	$19,626	$5,985	$25,611
Amortization	(554)	(233)	(787)
Balance – March 30, 2014	$19,072	$5,752	$24,824

4.	ACQUISITIONS

2013 Acquisitions

Frontline

In September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Frontline, a manufacturer of fiberglass bath fixtures including tubs, showers, and combination tub/shower units for the RV, MH, and residential housing markets, for a net purchase price of $5.2 million, which includes a contingent payment based on future performance. This acquisition provided the opportunity for the Company to establish a presence in the fiberglass bath and shower surround and fixtures market and increase its product offerings, market share, and per unit content. The results of operations for Frontline are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Frontline team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Premier

In September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Premier, a custom fabricator of solid surface, granite, and quartz countertops for the RV, MH and residential housing markets, for a net purchase price of $2.6 million, which includes a contingent payment based on future performance. This acquisition provided the opportunity for the Company to expand its presence in the countertop market and increase its product offerings, market share, and per unit content. The results of operations for Premier are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Premier team to maximize efficiencies, revenue impact, market share growth, and net income.

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

West Side

In September 2013, the Company acquired the business and certain assets of Goshen, Indiana-based West Side, a wholesale supplier of La-Z-Boy® recliners and the Serta® Trump Home™ mattress line, among other furniture products, to the RV market, for a net purchase price of $8.7 million. This acquisition provided the opportunity for the Company to expand its presence in the wholesale furniture business for the RV industry, and increase its product offerings, market share, and per unit content. The results of operations for West Side are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, sales, and systems resources with the organizational talent and expertise of the West Side team to maximize efficiencies, revenue impact, market share growth, and net income.

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

Pro Forma Information

The following pro forma information for the first quarter ended March 31, 2013 assumes the Frontline, Premier, and West Side acquisitions occurred as of January 1, 2013, the beginning of the year in which such acquisitions occurred. The pro forma information contains the actual operating results of Frontline, Premier, and West Side, combined with the results prior to their respective acquisition dates adjusted to reflect the pro forma impact of the acquisitions occurring as of January 1, 2013, the beginning of the year in which such acquisitions occurred. In addition, the pro forma information includes amortization expense related to intangible assets acquired in these three acquisitions of approximately $0.3 million in the aggregate for the first quarter ended March 31, 2013.

First Quarter Ended
(thousands except per share data)	March 31, 2013
Revenue	$151,575
Net income	6,114
Basic net income per common share	0.56
Diluted net income per common share	0.56

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

There were no businesses acquired in the first quarter of 2014 and the first quarter of 2013.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $0.7 million and $0.3 million for the first quarters ended March 30, 2014 and March 31, 2013, respectively, for its stock-based compensation plans on the condensed consolidated statements of income.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model. The Board of Directors (the “Board”) approved the following share grants in 2013: 89,947 shares on March 4, 2013; 5,000 shares on March 11, 2013; and 19,480 shares on May 23, 2013. In addition, the Board approved the issuance of 200,000 shares that may be issued upon the exercise of stock options that were granted on December 18, 2013, and the issuance of 200,000 shares that may be issued upon the exercise of stock appreciation rights that were granted on December 18, 2013. The grant of the stock appreciation rights is subject to shareholder approval of amendments to the Company’s 2009 Omnibus Incentive Plan (the “Plan”) to increase the number of shares available for grant under the Plan and to make certain other changes, and the Company has accounted for the stock appreciation rights as if such amendments were approved.

The following share grants were approved in 2014: 34,000 shares on February 12, 2014 and 65,668 shares on February 18, 2014. In addition, on February 18, 2014, the Board approved the issuance of 44,001 restricted stock units under the Plan.

As of March 30, 2014, there was approximately $7.1 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 25.6 months.

6.	INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, stock appreciation rights, and restricted stock units (collectively “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Certain Common Stock Equivalents were not included in the computation of diluted net income per common share because the strike prices of those Common Stock Equivalents were greater than the average market price of the common shares.

Income per common share is calculated for the first quarter periods as follows:

	March 30,	March 31,
(thousands)	2014	2013
Net income for basic and diluted per share calculation	$6,896	$6,019
Weighted average common shares outstanding - basic	10,702	10,904
Effect of potentially dilutive securities	113	81
Weighted average common shares outstanding - diluted	10,815	10,985
Basic net income per common share	$0.64	$0.55
Diluted net income per common share	$0.64	$0.55

7.	OTHER NON-CURRENT ASSETS

As of March 30, 2014 and December 31, 2013, other non-current assets of $1.0 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million and $2.7 million, respectively.

8.	DEBT

Total long-term debt outstanding at March 30, 2014 and December 31, 2013 was $47.4 million and $55.0 million, respectively.

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third as participant (collectively, the “Lenders”), to establish a five-year $80.0 million revolving secured senior credit facility (the “2012 Credit Facility”).

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

●	The maturity date for the 2012 Credit Facility is October 24, 2017;

●	Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80.0 million;

●	The Company has the option to increase the 2012 Credit Facility by an amount up to $20.0 million upon request to and subject to the approval of the Lenders;

●

The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

●	The Revolver includes a sub-limit up to $5.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

●	Up to $20.0 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

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

At March 30, 2014 and December 31, 2013, the Company had $47.4 million and $55.0 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver at March 30, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (which ranged from 1.625% to 1.6875%). The interest rate for borrowings under the Revolver at December 31, 2013 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $12.0 million for 2013 and $10.0 million for subsequent fiscal years. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the 2012 Credit Agreement to (ii) the sum of outstanding obligations under the 2012 Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal three-month period ended March 30, 2014, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal three-month period ended March 30, 2014 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	0.90
Consolidated interest coverage ratio (12-month period)	2.25	11.90
Annual capital expenditures limitation (actual year-to-date)	$10,000	$914

9.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 30, 2014 and December 31, 2013 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of March 30, 2014 and December 31, 2013, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of tax, relating to accumulated changes in the funded status of pension benefits was $54,000 at both March 30, 2014 and December 31, 2013.

11.	INCOME TAXES

The Company recorded income taxes at an estimated full year effective rate of 38.5% in the first quarter of 2014 and 39% in the first quarter of 2013.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $4.5 million at December 31, 2013, of which approximately $3.7 million were remaining to be utilized as of March 30, 2014. The Company estimates that it will utilize a significant majority of the remaining state NOLs by the end of 2014.

In the first quarter of 2014, the Company realized a net tax benefit of approximately $1.0 million related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013. This tax benefit was recorded to shareholders’ equity upon realization in the first quarter of 2014.

12.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s most significant manufacturing division is lamination, which utilizes various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 76% and 78% of the Company’s net sales for the three months ended March 30, 2014 and March 31, 2013, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 24% and 22% of the Company’s net sales for the three months ended March 30, 2014 and March 31, 2013, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended March 30, 2014:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$128,686	$41,464	$170,150
Intersegment sales	5,062	601	5,663
Operating income	13,144	2,297	15,441

First Quarter Ended March 31, 2013:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$111,463	$30,657	$142,120
Intersegment sales	4,939	861	5,800
Operating income	11,724	1,919	13,643

The table below presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
	March 30,	March 31,
(thousands)	2014	2013
Operating income for reportable segments	$15,441	$13,643
Gain on sale of fixed assets	13	4
Unallocated corporate expenses	(2,906)	(2,712)
Amortization of intangible assets	(787)	(519)
Consolidated operating income	$11,761	$10,416

13.	STOCK REPURCHASE PROGRAM

On February 22, 2013, the Board authorized a stock repurchase program for purchasing up to $10.0 million of the Company’s common stock over the next 12 months. On February 13, 2014, the Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization. There were no stock repurchases made during the first quarter ended March 30, 2014.

In the second quarter of 2014 through April 30, 2014, the Company repurchased 23,011 shares at an average price of $39.90 per share for a total cost of approximately $0.9 million. Since the inception of the stock repurchase program in February 2013 through April 30, 2014, the Company has repurchased in the aggregate 430,341 shares at an average price of $16.26 per share for a total cost of approximately $7.0 million.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 27 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 30, 2014 Compared to 2013

REVIEW BY BUSINESS SEGMENT

First Quarter Ended March 30, 2014 Compared to 2013

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

The first quarter of 2014 reflected a continuation of solid growth in the recreational vehicle (“RV”) market, despite extended severe winter weather conditions in the Midwest that caused production and shipping delays throughout the industry. However, these weather-related issues did not have a significant impact on our overall revenue results as evidenced by a continuing seasonal sales pickup each month consistent with the Company’s expectations. The manufactured housing (“MH”) industry, while also impacted by the winter weather conditions during the quarter, also saw a year-over-year shipment improvement. Additionally, while there was a modest decline in new housing starts in the first quarter of 2014, our sales to the industrial market sector, which is primarily tied to the residential housing market, were up significantly over the first quarter of 2013. We expect stronger seasonal patterns in the second and third quarters of 2014 when compared to the first quarter of 2014.

Overall, we have continued to capture market share through our strategic acquisitions, line extensions, and new product initiatives. While general uncertainty remains related to the sustainability of the strength of the economic recovery, we expect the three primary markets that we serve to experience steady growth in the remainder of 2014. In addition, we are seeing resilience, in particular in the RV market, with what we believe to be upside potential in the immediate future based on current indicators including seasonal retail sales and wholesale shipment trends consistent with prior years, positive traffic on dealer retail lots, and balance related to dealer inventory levels when compared to original equipment manufacturer (“OEM”) production levels.

RV Industry

The RV industry, which is our primary market and comprised 76% of the Company’s first quarter 2014 sales, continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 89,971 units in the first quarter of 2014, representing an increase of approximately 13% versus the prior year period, and resulted in year-over-year shipment increases in 17 of the last 18 quarters.

We believe continued growth in 2014 in industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, and conditions in the credit markets. The severe winter weather experienced in the Midwest and in some of our regional locations did cause production and shipping delays during the first quarter of 2014 not only for the Company but for certain RV OEMs as well. As a result, these OEMs moved some production activity to the weekends over the course of the first quarter to be able to meet dealer demand levels.

Certain of the OEMs are currently facing a shortage of RV transport drivers to deliver their products to the retail dealers. We are currently monitoring this situation in order to determine the impact, if any, on overall wholesale unit shipment levels for the 2014 year. Additionally, further increases in fuel prices have the potential to negatively impact RV retail unit sales in the short-term, however, we believe that the RV market has a “lifestyle” component to it that will continue to drive a solid base shipment level. The correlation between the indicators mentioned above, as well as favorable demographic trends, leads us to believe that the RV industry has a positive longer-term outlook as overall economic conditions and consumer confidence improve. We are anticipating continued steady growth in this market and further believe that RV dealers have the capacity to carry the additional inventory necessary to support this growth, which would maintain an overall balance in the industry from OEM wholesale shipments to dealer inventory levels to retail sales at this time. We continue to believe the future is promising for the RV industry based on factors including shipment growth over the past four years, positive industry demographic trends, anticipated increasing demand levels, and improving strength of the overall economic environment.

MH Industry

The MH industry represented approximately 13% of the Company’s first quarter 2014 sales. According to industry sources, wholesale unit shipments increased approximately 6% over the first quarter of 2013. While we believe this industry was more materially impacted by the severe winter weather conditions in the first quarter of 2014, we expect to see stronger seasonal patterns in the second and third quarters of 2014. While we do not anticipate significant growth in the MH market, we believe that demand has reached the bottom of the cycle and there is opportunity for moderate year-over-year growth, with limited downside risk in the near-term, based on volumes maintaining their historical relationship with new housing starts and assuming the availability of credit and recalibration of quality credit standards. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish or re-establish home ownership, or whose credit ratings have been impacted by the economic and job environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. There is still overhang related to the factors that negatively impacted demand in the MH industry in recent years, including the lack of financing alternatives and credit availability, slow job growth and, in certain areas, excess residential housing inventories. However, we believe that there is also longer term potential for this industry as residential housing demand recovers. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts. In addition, wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

Industrial Market

The industrial market accounted for 11% of our first quarter 2014 sales and is comprised primarily of the kitchen cabinet industry, retail and commercial fixture market, office and household furniture market and regional distributors. The Company experienced a slight shift in its industrial market sales mix, moving from approximately 60% directly tied to the residential housing market in recent quarters to approximately 57% in the first quarter of 2014. This decrease reflected a slight increase in our sales to the commercial side of the business, mainly in the office furniture market, and by continued expansion in the countertop market. While the U.S. Department of Commerce reported a 2% decrease in new housing starts in the first quarter 2014 compared to the prior year, we saw our industrial sales increase approximately 24% when compared to the first quarter of 2013 as a result of both acquisition and organic growth. The National Association of Home Builders (“NAHB”) (as of May 2, 2014) is forecasting an approximate 17% increase in new housing starts in 2014 compared to 2013. Our sales to this market generally lag new residential housing starts by six to nine months.

In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and bringing new and innovative products to the market. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new residential home construction, including the retail fixture, office, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets. In addition, we believe that projected continued low interest rates and overall expected economic improvement as well as pent up demand are still some of the drivers that will impact the housing industry for the next several years.

2014 Outlook

In general, the three primary markets that we serve experienced steady growth in the first quarter of 2014, which we expect to continue throughout the remainder of 2014. The RVIA currently forecasts that RV unit shipment levels in 2014 will increase approximately 6% when compared to the full year 2013. In addition, we anticipate a further increase in production levels in the MH industry in 2014, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts as projected by the NAHB for the full year 2014. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2014 to increase by approximately 8% compared to 2013. New housing starts in 2014 are estimated to improve by approximately 17% year-over-year (as forecasted by the NAHB as of May 2, 2014) consistent with improving overall economic conditions.

Despite the impact of the severe winter weather conditions experienced in the Midwest in the first quarter of 2014 on unit shipments and production schedules, we are optimistic about the future of the three primary markets that we serve and continue to believe there is limited downside risk in the near future, and that we are well-positioned to increase revenues in each of these markets as the overall economic environment improves. While our visibility related to longer-term industry conditions is limited to approximately six months, we expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014, exclusive of the revenue contributions of acquisitions completed in the third quarter of 2013 and any potential acquisitions in 2014. We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for 2014 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will work to more fully integrate sales efforts to strengthen and broaden customer relationships and meet customer demands with high quality service that exceeds our customers’ expectations. In the first quarter of 2014, capital expenditures were approximately $0.9 million versus $1.3 million in the first quarter of 2013. The current capital plan for full year 2014 includes expenditures approximately up to $8.0 million, and includes the ongoing replacement of our Enterprise Resource Planning (“ERP”) system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 30, 2014 Compared to 2013

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	First Quarter Ended
	March 30,	March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	84.0	84.2
Gross profit	16.0	15.8
Warehouse and delivery expenses	3.6	3.2
Selling, general and administrative expenses	5.0	4.9
Amortization of intangible assets	0.5	0.4
Gain on sale of fixed assets	-	-
Operating income	6.9	7.3
Interest expense, net	0.3	0.4
Income taxes	2.5	2.7
Net income	4.1	4.2

Net Sales. Net sales in the first quarter of 2014 increased $28.0 million or 19.7%, to $170.1 million from $142.1 million in the first quarter of 2013. The increase was primarily attributable to a 21% increase in the Company’s revenue from the RV industry, a 12% increase in revenues from the MH industry, and a 24% increase in revenues from the industrial markets. The severe winter weather in the Midwest caused production and shipping delays in January and February in our Indiana operations and in certain of our other regional operations. However, these weather-related issues did not have a significant impact on our overall revenue results as evidenced by a continuing seasonal sales pickup in each month of the first quarter of 2014.

Excluding the revenue contributions of the three acquisitions completed in 2013 (Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), the Company estimates its organic growth in the first quarter of 2014 at approximately 13%, or $17.5 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 1% and growth tied to overall industry improvement of approximately 12%. The remaining $10.5 million revenue increase in the first quarter of 2014 was attributable to the incremental contribution of the 2013 acquisitions (including related market share and industry growth), resulting in incremental growth of approximately 7%.

The sales increase in the first quarter of 2014 is also primarily attributable to: (i) increased RV market penetration; (ii) improved retail fixture, residential cabinet and office furniture business in the industrial markets; and (iii) an increase in wholesale unit shipments in the MH industry. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The Company's RV content per unit (based on a trailing twelve-month basis) increased to $1,364 for the first quarter of 2014 from $1,142 for the first quarter of 2013. The MH content per unit (based on a trailing twelve-month basis) increased to $1,599 for the first quarter of 2014 from $1,580 for the comparable 2013 period.

The RV industry, which represented approximately 76% of the Company’s sales in the first quarter, saw wholesale unit shipments increase by approximately 13%, in that period compared to 2013. The MH industry, which represented 13% of the Company’s first quarter 2014 sales, experienced a 6% increase in wholesale unit shipments compared to the prior year period. The industrial market sector accounted for approximately 11% of the Company’s sales in the first quarter of 2014. We estimate that approximately 57% of our industrial revenue base in the first quarter of 2014 is directly tied to the residential housing market.

We expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014, exclusive of the revenue contributions of the acquisitions completed in the third quarter of 2013 and any potential acquisitions in 2014.

Cost of Goods Sold. Cost of goods sold increased $23.3 million or 19.5%, to $143.0 million in the first quarter of 2014 from $119.7 million in 2013. As a percentage of net sales, cost of goods sold decreased during the first quarter of 2014 to 84.0% from 84.2% in 2013.

Cost of goods sold as a percentage of net sales was positively impacted in the first quarter of 2014 by: (i) increased revenues relative to our overall fixed overhead costs, (ii) the impact of acquisitions completed in the third quarter of 2013, and (iii) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields. Cost of goods sold as a percentage of net sales was negatively impacted in the current quarter by: (i) an increase in sales of a lower margin product at two of the Company’s distribution facilities; (ii) increased overtime expenses and contract labor expenses incurred to satisfy customer demand levels at one of our distribution operations; and (iii) fluctuations in the costs of certain commodities used in the manufacturing of our products during 2014 compared to 2013. In addition, higher energy costs and increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter to quarter. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit. Gross profit increased $4.7 million or 21.0%, to $27.1 million in the first quarter of 2014 from $22.4 million in the first quarter of 2013. As a percentage of net sales, gross profit increased to 16.0% in the first quarter of 2014 from 15.8% in the same period in 2013. The net improvement in gross profit dollars in the first quarter of 2014 reflected the net impact of the factors discussed above under “Cost of Goods Sold.”

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.6 million or 34.7%, to $6.1 million in the first quarter of 2014 from $4.5 million in the first quarter of 2013. As a percentage of net sales, warehouse and delivery expenses were 3.6% and 3.2% in the first quarter of 2014 and 2013, respectively. The increase in the percentage of net sales in the first quarter of 2014 primarily reflected: (i) increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers, in certain of our manufacturing and distribution operations, related to a shortage of qualified drivers to transport our products to our customers; (ii) unexpected inefficiencies in our shipping and production schedules due to the severe winter weather conditions in the Midwest in the first quarter of 2014; and (iii) distribution related overhead and assembly costs in one of our significantly growing distribution operations. Based on normal seasonal tracking patterns, we could experience an increase in our warehouse and delivery expenses in the second quarter of 2014 due to the impact of certain factors described above, and on increasing demand levels, the driver shortage, and the pressure of freight rate increases.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $1.5 million or 22.0%, to $8.5 million in the first quarter of 2014 from $7.0 million in the first quarter of 2013. Additional headcount associated with recent acquisitions, increased stock compensation expense of approximately $0.5 million from quarter to quarter, and an increase in accrued incentive compensation related to higher levels of operating profits, contributed to a net increase in selling and administrative wages, incentives and payroll taxes in the first quarter of 2014 compared to the prior year period. As a percentage of net sales, SG&A expenses were 5.0% in the first quarter of 2014 compared to 4.9% in 2013.

As noted above, we expect that SG&A expenses as a percentage of net sales in 2014 will increase slightly when compared to 2013 as a result of the incremental impact of acquisitions completed in 2013, and increased sales, salaried, and administrative spending to support expected growth. Additionally, in December 2013 and in February 2014, several long-term equity compensation awards, designed to incentivize, reward, and retain certain key leaders in the organization, were granted under the Company’s 2009 Omnibus Incentive Plan. The awards will have an estimated $1.9 million incremental non-cash impact on SG&A expenses in fiscal year 2014 when compared to the prior year. We expect these incremental costs to be offset by the previously described expected increase in gross margin in 2014.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.3 million in the first quarter of 2014 compared to the prior year period, primarily reflecting the impact of businesses acquired in the third quarter of 2013 (Frontline, Premier and West Side). In the aggregate, in conjunction with the 2013 acquisitions, the Company recognized $8.1 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income increased $1.4 million or 12.9% to $11.8 million in the first quarter of 2014 from $10.4 million in the prior year. The change in operating income is primarily attributable to the factors previously described.

Income Taxes. The Company recorded income taxes at an estimated effective tax rate of 38.5% in the first quarter of 2014 and 39% in the first quarter of 2013. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2014.

In the first quarter of 2014, the Company realized a net tax benefit of approximately $1.0 million related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013, at its then estimated effective combined 38.5% federal and state tax rate. This tax benefit was recorded to shareholders’ equity upon realization in the first quarter of 2014.

Net Income. Net income for the first quarter of 2014 was $6.9 million or $0.64 per diluted share compared to $6.0 million or $0.55 per diluted share for 2013.  The changes in net income for the first quarter of 2014 reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s most significant manufacturing division is lamination, which utilizes various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication operation, and an exterior graphics division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall and slotwall components.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and slide-out surrounds, interior and exterior lighting products, and other miscellaneous products.

First Quarter Ended March 30, 2014 Compared to 2013

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit, and operating income of the Company’s operating segments. A reconciliation to consolidated operating income is presented in Note 12 to the Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	March 30, 2014	March 31, 2013
Sales
Manufacturing	$133,748	$116,402
Distribution	42,065	31,518

Gross Profit
Manufacturing	20,817	17,740
Distribution	6,844	5,812

Operating Income
Manufacturing	13,144	11,724
Distribution	2,297	1,919

Manufacturing

Sales. Sales increased $17.3 million or 14.9%, to $133.7 million in the first quarter of 2014 from $116.4 million in 2013. This segment accounted for approximately 76% of the Company’s consolidated net sales for the first quarter of 2014 and 78% for the first quarter of 2013. In the first quarter of 2014, the sales increase reflected a 15% increase in the Company’s revenue from the RV industry, a 7% increase from the MH industry, and a 24% increase in revenue from the industrial markets. In addition, the severe winter weather in the Midwest caused production and shipping delays in January and February in our Indiana operations and in certain of our other regional operations. However, the weather-related impact did not have a significant impact on our overall revenue results as evidenced by a continuing seasonal sales pickup in each month of the first quarter of 2014.

Approximately $5.9 million of the revenue improvement in the first quarter of 2014 was attributable to the incremental contribution of acquisitions completed in 2013 (including related market share and industry growth). The remaining sales increase of $11.4 million in the first quarter of 2014 is primarily attributable to: (i) increased RV market penetration, (ii) an increase in wholesale unit shipments in the RV and MH industries of approximately 13% and 6% in the first quarter of 2014, respectively; and (iii) improved retail fixture, residential cabinet, and office furniture business in the industrial markets.

Excluding the revenue contributions of the 2013 acquisitions, the Company estimates its organic revenue growth in the Manufacturing segment in the first quarter of 2014 at approximately 10%. We expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014 compared to the prior year period, exclusive of the revenue contributions of the acquisitions completed in the third quarter of 2013 and any potential acquisitions in 2014.

Gross Profit. Gross profit increased $3.1 million to $20.8 million in the first quarter of 2014 from $17.7 million in the first quarter of 2013. As a percentage of sales, gross profit increased to 15.6% in the first quarter of 2014 from 15.2% in 2013. Gross profit for the first quarter of 2014 improved primarily as a result of: (i) higher revenues; (ii) the impact of acquisitions completed during 2013; (iii) increased profitability at our Midwest manufacturing divisions, which benefited from actions to reduce or eliminate negative margins on certain products; and (iv) ongoing organizational and process changes that enhanced labor efficiencies, reduced scrap and returns, and increased material yields.

Operating Income. Operating income increased $1.4 million to $13.1 million in the first quarter of 2014 from $11.7 million in the prior year. The improvement in operating income primarily reflects the increase in gross profit mentioned above that was partially offset by: (i) higher warehouse and delivery costs as a percentage of net sales that reflected increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain manufacturing operations related to the driver shortage previously described; (ii) unexpected inefficiencies in our shipping and production schedules due to the severe winter weather conditions in the Midwest in the first quarter of 2014; and (iii) to a lesser extent, higher SG&A expenses as a percentage of net sales due to the incremental impact of acquisitions completed in 2013 and increased sales, salaried and administration spending to support expected growth.

Distribution

Sales. Sales increased $10.6 million or 33.5%, to $42.1 million in the first quarter of 2014 from $31.5 million in 2013. This segment accounted for approximately 24% of the Company’s consolidated net sales for the first quarter of 2014 and approximately 22% for the first quarter of 2013. In the first quarter of 2014, the sales increase reflected a 43% increase in the Company’s revenue from the RV industry, an 18% increase in revenue from the MH industry, and a 24% increase in revenue from the industrial markets.

The acquisition of West Side in the third quarter of 2013 accounted for approximately $4.6 million of the revenue increase in the first quarter of 2014. Sales were also positively impacted during the first quarter of 2014 by a 6% increase in wholesale unit shipments in the MH industry, which is the primary market this segment serves. Excluding the revenue contribution of the 2013 acquisition, the Company estimates its organic revenue growth in the Distribution segment at approximately 19% in the first quarter of 2014.

Gross Profit. Gross profit increased $1.0 million to $6.8 million in the first quarter of 2014 from $5.8 million in 2013. As a percentage of sales, gross profit was 16.3% in the first quarter of 2014 compared to 18.4% in 2013. The decrease in gross profit as a percentage of sales for the first quarter of 2014 is primarily attributable to an increase in sales of a lower margin product at two of the Company’s distribution facilities and increased overtime expenses and contract labor expenses incurred to satisfy customer demand levels at one of our distribution operations.

Operating Income. Operating income in the first quarter of 2014 increased $0.4 million to $2.3 million from $1.9 million in the prior year period. The overall increase in revenues, as well as the acquisition of several new product lines associated with the West Side distribution business acquired in the third quarter of 2013, made a positive contribution to operating income during the first quarter of 2014. The increase in operating income was partially offset by: (i) increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain of our distribution operations related to the driver shortage previously described; (ii) unexpected inefficiencies in our shipping schedules due to the severe winter weather conditions in the Midwest in the first quarter of 2014; and (iii) distribution related overhead and assembly costs in one of our significantly growing distribution operations.

Unallocated Corporate Expenses

Unallocated corporate expenses in the first quarter of 2014 increased $0.2 million to $2.9 million from $2.7 million in the comparable prior year period primarily reflecting an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2013 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash charges or credits and changes in operating assets and liabilities. Our primary sources of liquidity are cash flows from operating activities, cash reserves and borrowings under our 2012 Credit Facility. Our principal uses of cash in 2014 are to meet working capital demands, support our acquisition and capital expenditure plans, meet debt service requirements, and repurchase the Company’s common stock.

Net cash provided by operating activities was $7.5 million in the first quarter of 2014 compared to $1.1 million in the first quarter of 2013. Trade receivables increased $20.2 million and $15.1 million, respectively, in the first quarter of 2014 and 2013, reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2013 and 2012, respectively.

Inventories increased $3.2 million in the first quarter of 2014 compared to $5.4 million in the comparable 2013 period, primarily reflecting the post-acquisition sales increases of the acquisitions completed in 2013 and 2012, respectively, and an increase in sales volumes. We expect our inventory turn levels to begin to increase in the second quarter of 2014 based on the expected seasonality of our 2014 revenues, which includes the impact of the severe winter weather conditions in early 2014. In addition, we will work together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities. The $17.7 million net increase in accounts payable and accrued liabilities in the first quarter of 2014 compared to the $9.0 million net increase in the comparable 2013 period primarily reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

From a tax perspective, the Company had federal and state net operating loss carry forwards (“NOLs”) for the past several years resulting in virtually no cash taxes being paid other than franchise taxes and various state filing taxes, including in the first quarter of 2013. The Company fully utilized its remaining federal NOL in the first half of 2013. In addition, in the first quarter of 2014, the Company realized a net tax benefit of approximately $1.0 million, at its then estimated effective combined 38.5% federal and state tax rate, related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013. This tax benefit was recorded to shareholders’ equity upon realization in the first quarter of 2014 and is reflected in cash flows from financing activities.

The Company recorded income taxes at an estimated effective tax rate of 38.5% in the first quarter of 2014 and 39% in the first quarter of 2013. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2014.

Investing Activities

Investing activities used cash of $0.9 million in the first quarter of 2014 primarily to fund capital expenditures. Cash used in investing activities of $0.8 million in the first quarter of 2013 was primarily to fund capital expenditures of $1.3 million.

The capital plan for full year 2014 includes spending related to the ongoing continued replacement of our current ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2014 to approximate up to $8.0 million.

Financing Activities

Net cash flows used by financing activities of $6.6 million in the first quarter of 2014 primarily reflected long-term debt payments of $7.6 million. As of March 30, 2014, availability under the revolving line of credit was approximately $30.7 million.

Cash provided by financing activities in the first quarter of 2014 also included $1.0 million related to the realization of the excess tax benefit on stock-based compensation with no comparable amount in the prior year first quarter. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

For the first quarter of 2013, the net increase in borrowings on the Company’s revolving line of credit was $4.4 million. In addition, the Company used cash to repurchase 258,933 shares of common stock, for an aggregate purchase price of $3.6 million, under the $10.0 million stock repurchase program authorized by the Company’s Board in February 2013.

On February 13, 2014, the Company’s Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization. There were no stock repurchases made during the first quarter ended March 30, 2014. In the second quarter of 2014 through April 30, 2014, the Company repurchased 23,011 shares at an average price of $39.90 per share for a total cost of approximately $0.9 million. Since the inception of the stock repurchase program in February 2013 through April 30, 2014, the Company has repurchased in the aggregate 430,341 shares at an average price of $16.26 per share for a total cost of approximately $7.0 million.

Capital Resources

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third as participant (collectively, the “Lenders”), to establish a five-year $80.0 million revolving secured senior credit facility (the “2012 Credit Facility”).

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following provisions:

●	The maturity date for the 2012 Credit Facility is October 24, 2017;

●	Borrowings under the revolving line of credit (the “Revolver”) are subject to a maximum borrowing limit of $80.0 million;

●	The Company has the option to increase the 2012 Credit Facility by an amount up to $20.0 million upon request to and subject to the approval of the Lenders;

●

The interest rates for borrowings under the Revolver are the Base Rate plus the Applicable Margin or the London Interbank Offer Rate (“LIBOR”) plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

●	The Revolver includes a sub-limit up to $5.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

●	Up to $20.0 million of the Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

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

At March 30, 2014 and December 31, 2013, the Company had $47.4 million and $55.0 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver at March 30, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (which ranged from 1.625% to 1.6875%). The interest rate for borrowings under the Revolver at December 31, 2013 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $12.0 million for 2013 and $10.0 million for subsequent fiscal years. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) EBITDA. Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the 2012 Credit Agreement to (ii) the sum of outstanding obligations under the 2012 Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal three-month period ended March 30, 2014, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal three-month period ended March 30, 2014 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	0.90
Consolidated interest coverage ratio (12-month period)	2.25	11.90
Annual capital expenditures limitation (actual year-to-date)	$10,000	$914

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the 2012 Credit Facility. Our primary uses of cash are to meet working capital demands, support our acquisition and capital expenditure plans, and the repurchase of the Company’s common stock.

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $80.0 million and are subject to variable rates of interest. Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders. The unused availability under the 2012 Credit Facility as of March 30, 2014 was $30.7 million. We believe that our existing cash, cash equivalents, cash generated from operations, and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and stock repurchases for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement. For the first quarter of 2014 and for the fiscal year ended December 31, 2013, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement. Based on our 2014 operating plan, we expect to continue to maintain compliance with the financial covenants under the 2012 Credit Agreement.

In 2014, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, acquiring businesses and product lines that meet established criteria, and the ongoing implementation of our new ERP system, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s previously announced stock buyback program.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, and particleboard, and components used by the Company that are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and have continued to fluctuate in 2013 and 2014. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 30, 2014 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

On February 22, 2013, the Company’s Board authorized a stock repurchase program for purchasing up to $10.0 million of the Company’s common stock over the next 12 months. On February 13, 2014, the Company’s Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization. There were no stock repurchases made during the first quarter ended March 30, 2014.

In the second quarter of 2014 through April 30, 2014, the Company repurchased 23,011 shares, through the open market or in privately negotiated transactions, at an average price of $39.90 per share for a total cost of approximately $0.9 million. Since the inception of the stock repurchase program in February 2013 through April 30, 2014, the Company has repurchased in the aggregate 430,341 shares at an average price of $16.26 per share for a total cost of approximately $7.0 million.

ITEM 6.     EXHIBITS

Exhibits	Description

10.1	Form of Performance Share Unit Award
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 8, 2014	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 8, 2014	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer