Form 10-Q
period 2014-06-29
PATRICK INDUSTRIES INC
filed 2014-08-08
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2014

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

Yes [ ] No [X]

As of July 25, 2014, there were 10,583,628 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position (Unaudited) June 29, 2014 and December 31, 2013	3

Condensed Consolidated Statements of Income (Unaudited) Second Quarter and Six Months Ended June 29, 2014 and June 30, 2013	4

Condensed Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 29, 2014 and June 30, 2013	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-30

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	31

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 6. EXHIBITS	33

SIGNATURES	33

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	June 29, 2014	Dec. 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$3,323	$34
Trade receivables, net	45,475	22,644
Inventories	73,334	56,510
Deferred tax assets	3,460	3,762
Prepaid expenses and other	2,997	4,749
Total current assets	128,589	87,699
Property, plant and equipment, at cost	107,616	101,060
Less accumulated depreciation	60,853	58,943
Property, plant and equipment, net	46,763	42,117
Goodwill	29,470	16,495
Intangible assets, net of accumulated amortization (2014: $7,268; 2013: $5,640)	47,990	25,611
Deferred financing costs, net of accumulated amortization (2014: $1,579; 2013: $1,405)	1,113	1,283
Other non-current assets	998	982
TOTAL ASSETS	$254,923	$174,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,805	$18,826
Accrued liabilities	13,824	13,585
Total current liabilities	52,629	32,411
Long-term debt	101,685	55,000
Deferred compensation and other	2,174	2,546
Deferred tax liabilities	1,602	1,920
TOTAL LIABILITIES	158,090	91,877

SHAREHOLDERS’ EQUITY
Common stock	54,366	53,863
Additional-paid-in-capital	7,639	6,604
Accumulated other comprehensive income	54	54
Retained earnings	34,774	21,789
TOTAL SHAREHOLDERS’ EQUITY	96,833	82,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$254,923	$174,187

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

NET SALES	$187,855	$159,576	$358,005	$301,696
Cost of goods sold	156,036	134,416	299,039	254,100
GROSS PROFIT	31,819	25,160	58,966	47,596

Operating expenses:
Warehouse and delivery	6,659	4,710	12,771	9,246
Selling, general and administrative	8,765	7,441	17,265	14,410
Amortization of intangible assets	841	521	1,628	1,040
(Gain) loss on sale of fixed assets	37	(426)	24	(430)
Total operating expenses	16,302	12,246	31,688	24,266

OPERATING INCOME	15,517	12,914	27,278	23,330
Interest expense, net	507	522	1,056	1,074
Income before income taxes	15,010	12,392	26,222	22,256
Income taxes	5,779	4,835	10,095	8,680
NET INCOME	$9,231	$7,557	$16,127	$13,576

BASIC NET INCOME PER COMMON SHARE	$0.86	$0.70	$1.51	$1.26
DILUTED NET INCOME PER COMMON SHARE	$0.86	$0.70	$1.50	$1.25

Weighted average shares outstanding - Basic	10,707	10,720	10,705	10,814
- Diluted	10,761	10,762	10,754	10,856

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,127	$13,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,688	2,490
Amortization of intangible assets	1,628	1,040
Stock-based compensation expense	1,626	595
Deferred compensation expense	165	117
Deferred income taxes	(16)	1,816
(Gain) loss on sale of fixed assets	24	(430)
Decrease in cash surrender value of life insurance	45	45
Deferred financing amortization	174	195
Change in operating assets and liabilities, net of acquisitions:
Trade receivables	(17,780)	(14,105)
Inventories	(4,329)	(4,682)
Prepaid expenses and other	1,820	719
Accounts payable and accrued liabilities	14,678	13,858
Payments on deferred compensation obligations	(164)	(200)
Net cash provided by operating activities	16,686	15,034
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,368)	(3,524)
Proceeds from sale of property, equipment and facility	37	989
Business acquisitions	(55,027)	-
Other	(61)	(12)
Net cash used in investing activities	(57,419)	(2,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	46,685	(3,708)
Payment of deferred financing costs	(4)	(96)
Stock repurchases under buyback program	(3,683)	(6,078)
Realization of excess tax benefit on stock-based compensation	1,071	2,363
Proceeds from exercise of stock options, including tax benefit	26	60
Payments on capital lease obligations	(73)	(84)
Net cash provided by (used in) financing activities	44,022	(7,543)
Increase in cash and cash equivalents	3,289	4,944
Cash and cash equivalents at beginning of year	34	434
Cash and cash equivalents at end of period	$3,323	$5,378

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 29, 2014 and December 31, 2013, and its results of operations and cash flows for the three and six months ended June 29, 2014 and June 30, 2013.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 29, 2014, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements. See Note 5 for events that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance supersedes existing U.S. GAAP and industry-specific guidance related to revenue recognition, with the transition to the new standard following either a full retrospective approach or a modified retrospective approach (i.e., an approach that would allow the standard to be applied beginning with the current period, with no restatement of the comparative period, but additional disclosure would be required). The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption of the guidance is not permitted. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

Stock Compensation

In June 2014, the FASB issued revised guidance on accounting for share-based payments that will require that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The revised guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	June 29, 2014	Dec. 31, 2013
Raw materials	$33,796	$24,135
Work in process	6,123	4,870
Finished goods	5,039	3,877
Less: reserve for inventory obsolescence	(1,605)	(938)
Total manufactured goods, net	43,353	31,944
Materials purchased for resale (distribution products)	30,542	24,904
Less: reserve for inventory obsolescence	(561)	(338)
Total materials purchased for resale (distribution products), net	29,981	24,566
Total inventories	$73,334	$56,510

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), Precision Painting Group (“Precision”), and Foremost Fabricators, LLC (“Foremost”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, Premier, Precision, and Foremost remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”), John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), and Foremost, which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company performs the required impairment test of goodwill in the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. No impairment was recognized during the second quarter and six months ended June 29, 2014. There have been no material changes to the method of evaluating goodwill impairment during the second quarter of 2014.

In early June 2014, the Company acquired the business and certain assets of Bremen, Indiana and Elkhart, Indiana-based Precision. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $2,219; trademarks - $483; non-compete agreements - $1,220; and goodwill - $4,264. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. Precision is included in the Manufacturing segment. See Note 5 for further details.

In late June 2014, the Company acquired the business and certain assets of Goshen, Indiana-based Foremost. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships – $15,050; trademarks - $3,740; non-compete agreements - $1,295; and goodwill - $8,589. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. The Foremost reporting units are included in the Manufacturing and Distribution segments. See Note 5 for further details.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 29, 2014 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2013	$13,720	$2,775	$16,495
Acquisitions	9,539	3,436	12,975
Balance – June 29, 2014	$23,259	$6,211	$29,470

Other Intangible Assets

As of June 29, 2014, the remaining intangible assets balance of $48.0 million is comprised of $8.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $39.6 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

Other intangible assets, net consist of the following as of June 29, 2014 and December 31, 2013:

(thousands)	June 29, 2014	Weighted Average Useful Life (in years)	Dec. 31, 2013	Weighted Average Useful Life (in years)
Customer relationships	$40,937	11	$23,668	11
Non-compete agreements	5,932	3	3,417	3
Trademarks	8,389		4,166
	55,258		31,251
Less: accumulated amortization	(7,268)		(5,640)
Other intangible assets, net	$47,990		$25,611

Changes in the carrying value of other intangible assets for the six months ended June 29, 2014 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance – December 31, 2013	$19,626	$5,985	$25,611
Acquisitions	15,973	8,034	24,007
Amortization	(1,162)	(466)	(1,628)
Balance – June 29, 2014	$34,437	$13,553	$47,990

5.       ACQUISITIONS

2014 Acquisitions

Precision

In early June 2014, the Company acquired the business and certain assets of four related companies based in Bremen, Indiana and Elkhart, Indiana: Precision Painting, Inc., Carrera Custom Painting, Inc., Millennium Paint, Inc., and TDM Transport, Inc. (collectively referred to as “Precision Painting Group” or “Precision”). The Precision Painting Group is comprised of three full service exterior full body painting operations that offer interior refurbishing and painting for both OEMs and existing recreational vehicle (“RV”) and fleet owners, and a transportation operation that services their in-house customers. The net purchase price was $9.7 million.

This acquisition provides the opportunity for the Company to establish a presence in the RV exterior full body painting market and increase its product offerings, market share and per unit content. The results of operations for Precision are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Precision team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility (as defined herein). Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and settlement of a working capital adjustment, and thus all required purchase accounting adjustments are expected to be finalized within the measurement period of up to one year.   The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,047
Inventories	208
Property, plant and equipment	855
Prepaid expenses	60
Accounts payable and accrued liabilities	(701)
Intangible assets	3,922
Goodwill	4,264
Total net purchase price	$9,655

In July 2014 (the beginning of the Company’s fiscal third quarter), as part of the asset purchase agreement, the Company purchased five operating facilities from the sellers of Precision for approximately $6.1 million in the aggregate.

Foremost

In late June 2014, the Company acquired the business and certain assets of Goshen, Indiana-based Foremost, a fabricator and distributor of fabricated aluminum products, fiber reinforced polyester (“FRP”) sheet and coil, and custom laminated products primarily used in the RV market, for a net purchase price of $45.4 million. This acquisition provides the opportunity for the Company to establish a presence in the laminated and fabricated roll formed aluminum products market and increase its product offerings, market share and per unit content. The results of operations for Foremost are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the Foremost team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and settlement of a working capital adjustment, and thus all required purchase accounting adjustments are expected to be finalized within the measurement period of up to one year. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$4,126
Inventories	12,287
Property, plant and equipment	4,130
Prepaid expenses	50
Accounts payable and accrued liabilities	(3,895)
Intangible assets	20,085
Goodwill	8,589
Total net purchase price	$45,372

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

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the second quarter of 2014.   The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,545
Inventories	250
Property, plant and equipment	917
Prepaid expenses	21
Accounts payable and accrued liabilities	(2,135)
Intangible assets	2,092
Goodwill	2,490
Total net purchase price	$5,180

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

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the second quarter of 2014. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$764
Inventories	347
Property, plant and equipment	561
Accounts payable and accrued liabilities	(1,357)
Intangible assets	1,210
Goodwill	1,095
Total net purchase price	$2,620

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

Pro Forma Information

The following pro forma information for the second quarter and six months ended June 29, 2014 assumes the Precision and Foremost acquisitions (which were acquired in June 2014) occurred as of January 1, 2014, the beginning of the year in which such acquisitions occurred. The pro forma information for the second quarter and six months ended June 30, 2013 assumes the Frontline, Premier, and West Side acquisitions (all three of which were acquired in September 2013), and the Precision and Foremost acquisitions, occurred as of January 1, 2013. The pro forma information below for each of the 2014 and 2013 periods contains the actual operating results of Frontline, Premier, West Side, and Precision since their respective acquisition date, combined with the operating results prior to their respective acquisition dates. There were no actual operating results in the second quarter and first six months of 2014 related to the acquisition of Foremost since Foremost was acquired on the last business day of the second quarter ended June 29, 2014. The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred at the beginning of the respective years. In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Frontline, Premier and West Side acquisitions of approximately $0.3 million and $0.6 million, in the aggregate, for the second quarter and six months ended June 30, 2013, respectively. In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Precision and Foremost acquisitions of approximately (i) $0.5 million and $1.1 million for the second quarter and six months ended 2014, respectively, and (ii) $0.6 million and $1.2 million for the second quarter and six months ended 2013, respectively.

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(thousands except per share data)	2014	2013	2014	2013
Revenue	$214,287	$198,685	$409,931	$376,746
Net income	10,066	8,506	17,519	15,270
Income per share – basic	0.94	0.79	1.64	1.41
Income per share – diluted	0.94	0.79	1.63	1.41

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For both the second quarter and six months ended June 29, 2014, revenue of approximately $1.6 million was included in the Company’s condensed consolidated statements of income pertaining to the two businesses acquired in the second quarter of 2014. There were no businesses acquired in the second quarter and first six months of 2013.

6.      STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $0.9 million and $0.3 million for the second quarters ended June 29, 2014 and June 30, 2013, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the comparable six months periods, the Company recorded $1.6 million and $0.6 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model. The Board of Directors (the “Board”) approved the following share grants in 2013: 89,947 shares on March 4, 2013; 5,000 shares on March 11, 2013; and 19,480 shares on May 23, 2013. In addition, on December 18, 2013, the Company granted 200,000 shares that may be issued upon the exercise of stock options and 200,000 shares that may be issued upon the exercise of stock appreciation rights. The grant of the stock appreciation rights was subject to shareholder approval of amendments to the Company’s 2009 Omnibus Incentive Plan (the “Plan”) to increase the number of shares available for grant under the Plan and to make certain other changes. On May 22, 2014, the Company’s shareholders approved the amendments to the Plan at the Company’s annual meeting of shareholders.

The following share grants were approved in 2014: 34,000 shares on February 12, 2014, 65,668 shares on February 18, 2014, and 10,560 shares on May 22, 2014. In addition, on February 18, 2014, the Board approved the issuance of 44,001 restricted stock units under the Plan.

As of June 29, 2014, there was approximately $6.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 24.3 months.

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

Income per common share is calculated for the second quarter and six months periods as follows:

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(thousands except per share data)	2014	2013	2014	2013
Net income for basic and diluted per share calculation	$9,231	$7,557	$16,127	$13,576
Weighted average common shares outstanding - basic	10,707	10,720	10,705	10,814
Effect of potentially dilutive securities	54	42	49	42
Weighted average common shares outstanding – diluted	10,761	10,762	10,754	10,856
Basic net income per common share	$0.86	$0.70	$1.51	$1.26
Diluted net income per common share	$0.86	$0.70	$1.50	$1.25

8.     OTHER NON-CURRENT ASSETS

As of June 29, 2014 and December 31, 2013, other non-current assets of $1.0 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million and $2.7 million, respectively.

9.     DEBT

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third as participant (collectively, the “Lenders”), to establish a five-year $80.0 million revolving secured senior credit facility (the “2012 Credit Facility”).

On June 26, 2014, the Company entered into a fourth amendment to the 2012 Credit Agreement to increase the maximum borrowing limit under the revolving line of credit (the “Revolver”) to $125.0 million from $80.0 million.

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

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

At June 29, 2014, the Company had $101.7 million outstanding under its Revolver which consisted of $90.5 million of borrowings under LIBOR and $11.2 million of borrowings under the Prime Rate. The interest rate for borrowings under the Revolver at June 29, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.625%). At December 31, 2013, the Company had $55.0 million of borrowings outstanding under LIBOR. The interest rate for borrowings under the Revolver at December 31, 2013 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $12.0 million for 2013 and $10.0 million for subsequent fiscal years, exclusive of business acquisitions. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

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

As of and for the fiscal six-month period ended June 29, 2014, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal six-month period ended June 29, 2014 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.40
Consolidated interest coverage ratio (12-month period)	2.25	11.70
Annual capital expenditures limitation (actual year-to-date)	$10,000	$2,368

10.    FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of June 29, 2014 and December 31, 2013 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of June 29, 2014 and December 31, 2013 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

11.   INCOME TAXES

The Company recorded income taxes at an estimated full year effective rate of 38.5% in the second quarter and first six months of 2014. For the comparable 2013 periods, the estimated full year effective tax rate was 39%.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $4.5 million at December 31, 2013, of which approximately $2.9 million were remaining to be utilized as of June 29, 2014. The Company estimates that it will utilize a significant majority of the remaining state NOLs by the end of 2014.

In the first six months of 2014, the Company realized a net tax benefit of approximately $1.1 million related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013. This tax benefit was recorded to shareholders’ equity upon realization in the first six months of 2014.

12.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication division, an exterior graphics division, and the recently acquired RV painting (Precision) and fabricated aluminum products (Foremost) divisions. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 76% and 78% of the Company’s net sales for the six months ended June 29, 2014 and June 30, 2013, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, FRP products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 24% and 22% of the Company’s net sales for the six months ended June 29, 2014 and June 30, 2013, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 29, 2014:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$142,948	$44,907	$187,855
Intersegment sales	5,253	634	5,887
Operating income	16,271	2,552	18,823

Second Quarter Ended June 30, 2013:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$125,027	$34,549	$159,576
Intersegment sales	5,282	751	6,033
Operating income	13,355	2,353	15,708

Six Months Ended June 29, 2014:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$271,634	$86,371	$358,005
Intersegment sales	10,315	1,235	11,550
Operating income	29,415	4,849	34,264

Six Months Ended June 30, 2013:
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$236,490	$65,206	$301,696
Intersegment sales	10,221	1,612	11,833
Operating income	25,079	4,272	29,351

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(thousands)	2014	2013	2014	2013
Operating income for reportable segments	$18,823	$15,708	$34,264	$29,351
Gain (loss) on sale of fixed assets	(37)	426	(24)	430
Unallocated corporate expenses	(2,428)	(2,699)	(5,334)	(5,411)
Amortization of intangible assets	(841)	(521)	(1,628)	(1,040)
Consolidated operating income	$15,517	$12,914	$27,278	$23,330

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

In the second quarter and first six months of 2014, the Company repurchased 94,546 shares at an average price of $38.96 per share for a total cost of approximately $3.7 million. Since the inception of the stock repurchase program in February 2013, the Company has repurchased in the aggregate 501,876 shares at an average price of $19.45 per share for a total cost of approximately $9.8 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 30 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 29, 2014 Compared to 2013

REVIEW BY BUSINESS SEGMENT

Second Quarter and Six Months Ended June 29, 2014 Compared to 2013

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The second quarter and first six months of 2014 reflected a continuation of solid growth in the recreational vehicle (“RV”) market, despite extended severe winter weather conditions in the Midwest in the first quarter of 2014 that caused production and shipping delays throughout the industry. However, these weather-related issues did not have a significant impact on our overall revenue results in the first half of 2014 as evidenced by a continuing seasonal sales pickup each month consistent with the Company’s expectations. The manufactured housing (“MH”) industry, while also impacted by the winter weather conditions during the first quarter, also saw a year-over-year shipment improvement in the second quarter and first six months of 2014. Additionally, our sales to the industrial market sector, which is primarily tied to the residential housing market, were up significantly over the first half of 2013 as we experienced stronger seasonal patterns in the second quarter of 2014 when compared to the first quarter of 2014 as anticipated.

Overall, we have continued to capture market share through our strategic acquisitions, line extensions, and new product initiatives. We expect the three primary markets that we serve to experience steady growth in the remainder of 2014 with full year seasonal patterns tracking trends consistent with the prior year. In particular, our positive outlook for the RV market for the remainder of 2014 is based on a number of factors, including retail sales levels, wholesale shipment trends, positive traffic on dealer retail lots, and balanced inventory levels on dealer lots.

RV Industry

The RV industry, which is our primary market and comprised 75% of the Company’s six months 2014 sales, continued to strengthen as evidenced by higher production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 102,094 units in the second quarter of 2014, representing an increase of approximately 7% versus the prior year period, and resulted in year-over-year shipment increases in 18 of the last 19 quarters. In the first six months of 2014, shipment levels reached 192,065 units, an increase of approximately 10% over 2013.

The production challenges faced by certain of the OEMs in the first quarter of 2014 related to the inclement weather experienced in the Midwest were for the most part tempered by the early portion of the second quarter as the RV OEMs continued to meet the strong retail demand levels. While challenges with weather abated, the OEMs were also challenged with a shortage of drivers to transport their units to the retail lots in the first and second quarters. We have not noticed a significant impact on our revenues at this point and expect that this situation will be resolved by the end of the third quarter. As it relates to the correlation between retail inventory levels and overall production levels, industry reports and dealer sentiment indicate that RV dealer inventory levels continue to look to be in line with retail demand. Further, we believe that both the RV OEMs and the RV dealers either currently have, or will be adding, sufficient capacity to support the additional expected growth. We expect to see quarterly revenue growth in the remaining 2014 periods compared to 2013 while taking into consideration seasonal patterns, and exclusive of the revenue contribution of the acquisitions we completed in 2013 and thus far in 2014.

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

MH Industry

The MH industry represented approximately 14% of the Company’s six months 2014 sales. According to industry sources, wholesale unit shipments in both the second quarter of 2014 and the first six months of 2014 increased approximately 5% from the comparable prior year periods. While we do not anticipate significant growth in the MH market in the near term, we believe that demand has reached the bottom of the cycle and there is opportunity for moderate year-over-year growth, with limited downside risk, based on volumes returning to their historical relationship with new housing starts and assuming the availability of credit and recalibration of quality credit standards. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts. In addition, wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and better conditions in the asset-backed securities markets for manufactured housing loans. There is still overhang related to the factors that negatively impacted demand in the MH industry in recent years, including the lack of financing alternatives and credit availability, slow job growth and, in certain areas, excess residential housing inventories. However, we believe that there is also longer term potential for this industry as residential housing demand recovers. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish or re-establish home ownership, or whose credit ratings have been impacted by the economic and job environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary housing alternatives.

Industrial Market

The industrial market accounted for 11% of our six months 2014 sales and is comprised primarily of the kitchen cabinet industry, retail and commercial fixture market, office and household furniture market and regional distributors. The Company’s industrial sales have increased significantly over the last several years, reflecting both acquisition and organic growth. At the same time, the Company has experienced a slight shift in its industrial market sales mix, moving from approximately 60% directly tied to the residential housing market in recent quarters to approximately 56% in the first six months of 2014. This change resulted from an increase in our sales to the commercial side of the business, mainly in the office and institutional furniture market, and an improvement in sales related to the residential kitchen cabinet market. New housing starts in the second quarter and first six months of 2014 increased approximately 12% and 6%, respectively, compared to the prior year (as reported by the U.S. Department of Commerce). The National Association of Home Builders (“NAHB”) (as of June 30, 2014) is forecasting an approximate 12% increase in new housing starts in 2014 compared to 2013. Our sales to this market generally lag new residential housing starts by six to nine months.

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

Second Half 2014 Outlook

In general, the three primary markets that we serve experienced steady growth in the first six months of 2014, which we expect to continue throughout the remainder of 2014. The RVIA currently forecasts that RV unit shipment levels in 2014 will increase approximately 9% when compared to the full year 2013. In addition, we anticipate a further increase in production levels in the MH industry in 2014, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts as projected by the NAHB for the full year 2014. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2014 to increase by approximately 5% compared to 2013. New housing starts in 2014 are estimated to improve by approximately 12% year-over-year (as forecasted by the NAHB as of June 30, 2014) consistent with improving overall economic conditions.

We believe we are well-positioned to increase revenues in each of the primary markets we serve as the overall economy improves. While our visibility related to longer-term industry conditions is limited to approximately six months, we expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014, exclusive of the revenue contribution of the acquisitions we completed in September of 2013 and June of 2014.

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

●      Balance aggressive management of inventory quantities and pricing with the need to meet expected customer demand growth, as well as take advantage of strategic buying opportunities; and

●      Ongoing development of existing product lines and the addition of new product lines.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. In the first six months of 2014, capital expenditures were approximately $2.4 million versus $3.5 million in the first six months of 2013. The current capital plan for full year 2014 includes expenditures approximately up to $8.0 million, and includes the ongoing replacement of our Enterprise Resource Planning (“ERP”) system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 29, 2014 Compared to 2013

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Second Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.1	84.2	83.5	84.2
Gross profit	16.9	15.8	16.5	15.8
Warehouse and delivery expenses	3.5	3.0	3.6	3.1
Selling, general and administrative expenses	4.7	4.7	4.8	4.8
Amortization of intangible assets	0.4	0.3	0.5	0.3
Gain on sale of fixed assets	-	(0.3)	-	(0.1)
Operating income	8.3	8.1	7.6	7.7
Interest expense, net	0.3	0.3	0.3	0.4
Income taxes	3.1	3.0	2.8	2.9
Net income	4.9	4.8	4.5	4.4

Net Sales. Net sales in the second quarter of 2014 increased $28.3 million or 17.7%, to $187.9 million from $159.6 million in the second quarter of 2013. The increase was primarily attributable to a 19% increase in the Company’s revenue from the RV industry, a 5% increase in revenues from the MH industry, and a 23% increase in revenues from the industrial markets.

Excluding the revenue contribution of the Precision Painting Group (“Precision”) acquisition completed in early June 2014 and the three acquisitions completed in September 2013 (Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”)), the Company estimates its organic growth in the second quarter of 2014 at approximately 10%, or $14.9 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 3% and growth tied to overall industry improvement of approximately 7%. The remaining $13.4 million revenue increase in the second quarter of 2014 was attributable to the incremental contribution of the 2013 and 2014 acquisitions (including related market share and industry growth), resulting in incremental growth of approximately 8%. There was no revenue contribution in the second quarter and first six months of 2014 related to the acquisition of Foremost Fabricators, LLC (“Foremost”) since Foremost was acquired on the last business day of the second quarter ended June 29, 2014.

For the six months ended June 29, 2014, net sales increased $56.3 million or 18.7%, to $358.0 million from $301.7 million in the prior year period. The increase was primarily attributable to a 20% increase in the Company’s revenue from the RV industry, an 8% increase in revenues from the MH industry, and a 23% increase in revenues from the industrial markets.

Excluding the revenue contributions of the 2013 and 2014 acquisitions, the Company estimates its organic growth in the first six months of 2014 at approximately 11%, or $32.4 million of the total revenue increase, comprised of growth resulting from market share gains of approximately 2% and growth tied to overall industry improvement of approximately 9%. The remaining $23.9 million revenue increase in the first six months of 2014 was attributable to the incremental contribution of the 2013 and 2014 acquisitions (including related market share and industry growth), resulting in incremental growth of approximately 8%.

The sales increase in the second quarter and first six months of 2014 is primarily attributable to: (i) increased RV market penetration, (ii) improved retail fixture and residential cabinet and furniture business in the industrial market, and (iii) an increase in wholesale unit shipments in the RV and MH industries. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The Company’s RV content per unit (on a trailing twelve-month basis) for the second quarter of 2014 increased approximately 16% to $1,410 from $1,217 for the second quarter of 2013. The MH content per unit (on a trailing twelve-month basis) increased to $1,592 from $1,585 for the comparable 2013 period.

The RV industry, which represented 75% of the Company’s sales in both the second quarter and first six months of 2014, saw wholesale unit shipments increase by approximately 7% and 10%, respectively, in those periods compared to 2013. The MH industry, which represented 14% of the Company’s sales in both the second quarter and first six months of 2014, experienced a 5% increase in wholesale unit shipments in both the second quarter and first six months of 2014 compared to the prior year periods. The industrial market sector accounted for approximately 11% of the Company’s sales in both the second quarter and first six months 2014. We estimate that approximately 56% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 12% in the second quarter of 2014 and 6% in the first six months of 2014 compared to the prior year periods (as reported by the U.S. Department of Commerce).

We expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014, exclusive of the revenue contributions of the acquisitions completed in the third quarter of 2013 and in June 2014.

Cost of Goods Sold. Cost of goods sold increased $21.6 million or 16.1%, to $156.0 million in second quarter 2014 from $134.4 million in 2013. As a percentage of net sales, cost of goods sold decreased during the second quarter of 2014 to 83.1% from 84.2% in 2013. For the first six months of 2014, cost of goods sold increased $44.9 million or 17.7%, to $299.0 million from $254.1 million in the prior year period. For the first six months of 2014, cost of goods sold as a percentage of net sales decreased to 83.5% from 84.2% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during the second quarter and first six months of 2014 by: (i) increased revenues relative to our overall fixed overhead costs, (ii) the impact of acquisitions completed during 2013 and 2014, and (iii) ongoing organizational and process changes that enhanced labor efficiencies and increased material yields. In addition, increased demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter to quarter. The Company continues to explore alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit. Gross profit increased $6.6 million or 26.5%, to $31.8 million in second quarter 2014 from $25.2 million in second quarter 2013. For the six months periods, gross profit increased $11.4 million or 23.9%, to $59.0 million in 2014 from $47.6 million in 2013. As a percentage of net sales, gross profit increased to 16.9% in second quarter 2014 from 15.8% in the same period in 2013, and increased to 16.5% in the first six months of 2014 from 15.8% in the prior year period. The improvement in gross profit dollars and as a percentage of net sales in the second quarter and first six months of 2014 compared to 2013 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of both organic and acquisition-related revenue growth noted above. We believe these acquisitions will provide positive contribution to our operating profitability going forward. Although the acquisitions we completed in the second quarter of 2014 have had historically lower gross margins compared to the Company's current consolidated gross margins, we expect the 2014 acquisitions to have a positive impact on our operating margins in the second half of 2014.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year. We expect full year gross margins to increase in 2014 from 2013, exclusive of any commodity pricing fluctuations, competitive pricing dynamics, or other circumstances outside of our control, as a result of operating leverage from continued expected sales growth, as well as higher gross margins on certain acquisitions completed in prior years when compared to historical consolidated gross margins. We expect this increase in gross margin in 2014 to be partially offset by a slight increase in total operating expenses as a percentage of net sales as described below.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.9 million or 41.4%, to $6.6 million in second quarter 2014 from $4.7 million in second quarter 2013. For the six months, warehouse and delivery expenses increased $3.5 million or 38.1%, to $12.8 million in 2014 from $9.3 million in 2013. As a percentage of net sales, warehouse and delivery expenses were 3.5% in second quarter 2014 compared to 3.0% in second quarter 2013. For the comparable six months periods, warehouse and delivery expenses were 3.6% and 3.1% of net sales for 2014 and 2013, respectively.

The increase in warehouse and delivery expenses as a percentage of net sales in the second quarter of 2014 and first six months of 2014 primarily reflected (i) additional warehouse staff as a result of a 29% increase in our distribution revenues during the quarter; (ii) increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers, in certain of our manufacturing and distribution operations, related to a shortage of qualified drivers to transport our products to our customers, and (iii) increased overall demand levels in other industries which resulted in increased freight rates, both with full truckload and less than full truckload carriers, in addition to increased driver wages. We could experience an increase in our warehouse and delivery expenses in the second half of 2014 due to the impact of certain factors described above, including increasing demand levels, a continued driver shortage, and the pressure of freight rate increases.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $1.3 million or 17.8%, to $8.8 million in second quarter 2014 from $7.4 million in second quarter 2013. For the six months, SG&A expenses increased $2.9 million or 19.8%, to $17.3 million in 2014 from $14.4 million in 2013. Additional headcount associated with recent acquisitions and an increase in accrued incentive compensation related to higher levels of operating profits contributed to a net increase in selling and administrative wages, incentives and payroll taxes in both the second quarter and first six months of 2014 compared to the prior year periods. As a percentage of net sales, SG&A expenses were 4.7% in both second quarter 2014 and 2013, and were 4.8% in both the first six months of 2014 and 2013.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.3 million and $0.6 million in the second quarter and first six months of 2014, respectively, compared to the prior year periods, primarily reflecting the impact of businesses acquired in the third quarter 2013 (Frontline, Premier and West Side) and in early June 2014 (Precision). Intangible assets related to the Foremost acquisition will be amortized beginning in the third quarter of 2014. In the aggregate, in conjunction with the 2013 and 2014 acquisitions, the Company recognized an estimated $27.9 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Gain on Sale of Fixed Assets. During the second quarter of 2013, the Company sold the facility that housed its distribution operation in Halstead, Kansas and recorded a pretax gain on sale of approximately $0.4 million for the second quarter and first six months of 2013.

Operating Income. Operating income increased $2.6 million or 20.2%, to $15.5 million in second quarter 2014 from $12.9 million in the prior year. For the six months, operating income increased $4.0 million or 16.9%, to $27.3 million from $23.3 million in 2013. The change in operating income is primarily attributable to the items discussed above.

Income Taxes. The Company recorded income taxes at an estimated effective tax rate of 38.5% in the second quarter and first six months of 2014 and 39% in the comparable 2013 periods. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2014.

In the first six months of 2014, the Company realized a net tax benefit of approximately $1.1 million related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013, at its then estimated effective combined 38.5% federal and state tax rate. This tax benefit was recorded to shareholders’ equity upon realization in the first six months of 2014.

Net Income. Net income for second quarter 2014 was $9.2 million or $0.86 per diluted share compared to $7.6 million or $0.70 per diluted share for 2013. For the first six months, net income was $16.1 million or $1.50 per diluted share in 2014 compared to $13.6 million or $1.25 per diluted share for 2013. The changes in net income for both the second quarter and first six months of 2014 reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication division, an exterior graphics division, and the recently acquired RV painting (Precision) and fabricated aluminum products (Foremost) divisions. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, FRP products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

Second Quarter and Six Months Ended June 29, 2014 Compared to 2013

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

	Second Quarter Ended		Six Months Ended
(thousands)	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Sales
Manufacturing	$148,201	$130,309	$281,949	$246,711
Distribution	45,541	35,300	87,606	66,818

Gross Profit
Manufacturing	24,924	19,827	45,741	37,567
Distribution	7,116	5,696	13,960	11,508

Operating Income
Manufacturing	16,271	13,355	29,415	25,079
Distribution	2,552	2,353	4,849	4,272

Manufacturing

Sales. Sales increased $17.9 million or 13.7%, to $148.2 million in second quarter 2014 from $130.3 million in 2013. In the first six months of 2014, sales increased $35.2 million or 14.3%, to $281.9 million from $246.7 million in the first six months of 2013. This segment accounted for approximately 76% of the Company’s consolidated net sales for both the second quarter and first six months of 2014, and 78% for both the second quarter and first six months of 2013. In the second quarter of 2014, the sales increase reflected a 13% increase in the Company’s revenue from the RV industry, an 11% increase from the MH industry, and a 23% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 14%, 10% and 23% increase in the Company’s revenue from the RV industry, MH industry, and industrial markets, respectively.

Approximately $8.4 million and $14.3 million of the revenue improvement in the second quarter and first six months of 2014, respectively, was attributable to the incremental contribution of acquisitions completed in 2013 and 2014 (including related market share and industry growth). There was no revenue contribution in the second quarter and first six months of 2014 related to the manufacturing operation of Foremost since Foremost was acquired on the last business day of the second quarter ended June 29, 2014. The remaining sales increase of $9.5 million and $20.9 million in the second quarter and first six months of 2014, respectively, is primarily attributable to: (i) increased RV market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 7% and 5% in the second quarter of 2014, respectively, and 10% and 5% in the first six months of 2014, respectively; and (iii) improved retail fixture and residential cabinet and furniture business in the industrial markets.

Excluding the revenue contributions of the 2013 and 2014 acquisitions, the Company estimates its organic revenue growth in the Manufacturing segment in the second quarter and first six months of 2014 at approximately 7% and 8%, respectively. We expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014 compared to the prior year period, exclusive of the revenue contributions of the acquisitions completed in the third quarter of 2013 and in June 2014.

Gross Profit. Gross profit increased $5.1 million to $24.9 million in second quarter 2014 from $19.8 million in second quarter 2013. As a percentage of sales, gross profit increased to 16.8% in second quarter 2014 from 15.2% in 2013. Gross profit increased $8.2 million to $45.8 million in the first six months of 2014 from $37.6 million in the prior year period. As a percentage of sales, gross profit increased to 16.2% in the first six months of 2014 from 15.2% in 2013. Gross profit for the second quarter and first six months of 2014 improved primarily as a result of: (i) higher revenues relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2013 and 2014; and (iii) ongoing organizational and process changes that enhanced labor efficiencies and increased material yields.

Operating Income. Operating income increased $2.9 million to $16.3 million in second quarter 2014 from $13.4 million in the prior year. For the first six months of 2014, operating income increased by $4.3 million to $29.4 million from $25.1 million in 2013. The improvement in operating income primarily reflects the increase in gross profit mentioned above that was partially offset in the second quarter and six months periods by: (i) higher warehouse and delivery costs as a percentage of net sales that reflected increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain manufacturing operations related to the driver shortage previously described; and (ii) to a lesser extent, higher SG&A expenses as a percentage of net sales due to the incremental impact of acquisitions completed in 2013 and increased sales, salaried and administration spending to support expected growth.

Distribution

Sales. Sales increased $10.2 million or 29.0%, to $45.5 million in the second quarter of 2014 from $35.3 million in 2013. In the first six months of 2014, sales increased $20.8 million or 31.1%, to $87.6 million from $66.8 million in the first six months of 2013. This segment accounted for approximately 24% of the Company’s consolidated net sales for both the second quarter and first six months of 2014, and approximately 22% for both the second quarter and first six months of 2013, respectively. In the second quarter of 2014, the sales increase primarily reflected a 46% increase in the Company’s revenue from the RV industry and a 23% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 45%, 7% and a 24% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively.

Approximately $5.0 million and $9.6 million of the revenue improvement in the second quarter and first six months of 2014, respectively, was attributable to the incremental contribution of an acquisition that was completed in 2013 (including related market share and industry growth). There was no revenue contribution in the second quarter and first six months of 2014 related to the distribution operation of Foremost since Foremost was acquired on the last business day of the second quarter ended June 29, 2014. Sales were also positively impacted during both the second quarter and first six months of 2014 by a 5% increase in wholesale unit shipments in the MH industry. Excluding the revenue contribution of the 2013 acquisition, the Company estimates its organic revenue growth in the Distribution segment at approximately 15% and 17%, respectively, in the second quarter and first six months of 2014.

Gross Profit. Gross profit increased $1.4 million to $7.1 million in second quarter 2014 from $5.7 million in 2013. As a percentage of sales, gross profit was 15.6% in second quarter 2014 compared to 16.1% in 2013. The decrease in gross profit as a percentage of sales for the second quarter of 2014 is primarily attributable to an increase in sales of a lower margin product at one of the Company’s distribution facilities.

For the first six months of 2014, gross profit increased $2.5 million to $14.0 million in 2014 compared to $11.5 million in 2013. As a percentage of sales, gross profit was 15.9% in the first six months of 2014 compared to 17.2% in 2013. The decrease in gross profit as a percentage of sales for the first six months of 2014 is primarily attributable to an increase in sales of a lower margin product at two of the Company’s distribution facilities and increased overtime expenses and contract labor expenses incurred to satisfy customer demand levels at one of our distribution operations.

Operating Income. Operating income in second quarter 2014 increased $0.2 million to $2.6 million from $2.4 million in the prior year period. For the first six months of 2014, operating income increased $0.6 million to $4.9 million from $4.3 million in the first six months of 2013. The overall increase in revenues, as well as the acquisition of several new product lines associated with the West Side distribution business acquired in the third quarter of 2013, made a positive contribution to operating income during the second quarter and first six months of 2014. The increase in operating income in the second quarter and first six months of 2014 was partially offset by increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain of our distribution operations related to the driver shortage previously described. In addition, on a year-to-date basis, operating income was impacted by unexpected inefficiencies in our shipping schedules due to the severe winter weather conditions in the Midwest in the first quarter of 2014, and distribution related overhead and assembly costs in one of our significantly growing distribution operations.

Unallocated Corporate Expenses

Unallocated corporate expenses in the second quarter of 2014 decreased $0.3 million to $2.4 million from $2.7 million in the comparable prior year period. In the first six months of 2014, unallocated corporate expenses decreased $0.1 million to $5.3 million from $5.4 million in the first six months of 2013. Unallocated corporate expenses in both the second quarter and first six months of 2014 also included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2013 and 2014 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2012 Credit Facility (as defined herein). Our principal uses of cash in 2014 are to support working capital demands, support our acquisition and capital expenditure plans, meet debt service requirements, and repurchase the Company’s common stock.

Net cash provided by operating activities was $16.7 million in the first six months of 2014 compared to $15.0 million in the first six months of 2013. Net income was $16.1 million in the first six months of 2014 compared to $13.6 million in the 2013 period. Trade receivables increased $17.8 million in the first six months of 2014 and $14.1 million in the same period of 2013 reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2012 and 2013.

Inventories increased $4.3 million in the first six months of 2014 compared to a $4.7 million increase in the comparable 2013 period, primarily reflecting the post-acquisition sales increases of the acquisitions completed in 2013 and 2012, respectively, and an increase in sales volumes. As expected, our inventory turn levels decreased in the first six months of 2014 reflecting the seasonality of our 2014 revenues, which includes the impact of the severe winter weather conditions in early 2014.

The $14.7 million net increase in accounts payable and accrued liabilities in the first six months of 2014 compared to the $13.9 million net increase in the comparable 2013 period primarily reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

From a tax perspective, the Company had federal and state net operating loss carry forwards (“NOLs”) which resulted in virtually no cash taxes being paid other than franchise taxes and various state filing taxes prior to 2013. The Company fully utilized its remaining federal NOL in the first half of 2013. The Company paid income taxes of $10.4 million and $4.5 million during the first six months of 2014 and 2013, respectively.

The Company recorded income taxes at an estimated effective tax rate of 38.5% in the first six months of 2014 and 39% in the first six months of 2013. As we continue to refine our state income tax estimates, which are impacted by shifts in income apportionment factors among states, both as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2014.

Investing Activities

Investing activities used cash of $57.4 million in the first six months of 2014 primarily to fund: (i) the acquisitions of Precision and Foremost, totaling $55.0 million in the aggregate; and (ii) capital expenditures of $2.4 million. Investing activities used cash of $2.5 million in the first six months of 2013 primarily reflecting capital expenditures of $3.5 million, net of $1.0 million of net proceeds from the sale of the Kansas distribution facility and the sale of various machinery and equipment. In July 2014 (the beginning of the Company’s fiscal third quarter), as part of the asset purchase agreement, the Company purchased five operating facilities from the sellers of Precision for approximately $6.1 million in the aggregate.

The capital plan for full year 2014 includes spending related to the ongoing replacement of our current ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2014 to approximate up to $8.0 million.

Financing Activities

Net cash flows provided by financing activities were $44.0 million in the first six months of 2014 compared to cash outflows of $7.5 million in the comparable 2013 period. As of June 29, 2014, availability under the revolving line of credit was approximately $22.6 million (excluding cash on hand of $3.3 million).

The net increase in borrowings of $46.7 million under the Company’s revolving line of credit in the first six months of 2014 primarily reflected the funding of the Precision and Foremost acquisitions, stock repurchases and capital expenditures, net of debt reduction. For the first six months of 2013, net long-term debt payments consisted of net payments on the 2012 Credit Facility of $3.7 million.

In the first six months of 2013, the Company used cash to repurchase 407,330 shares of common stock, for a total cost of $6.1 million, under the $10.0 million stock repurchase program authorized by the Board in February 2013. In February 2014, the Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the next 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization.

In the first six months of 2014, the Company repurchased 94,546 shares of common stock for a total cost of approximately $3.7 million. Since the inception of the stock repurchase program in February 2013 through the first six months of 2014, the Company has repurchased in the aggregate 501,876 shares at an average price of $19.45 per share for a total cost of approximately $9.8 million. As of June 29, 2014, there was approximately $16.3 million available to be repurchased under the authorized stock repurchase program.

Cash provided by financing activities in the first six months of 2014 and 2013 also included $1.1 million and $2.4 million, respectively, at its then estimated effective combined federal and state tax rate, related to the realization of the excess tax benefit on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013 and 2012. These tax benefits were recorded to shareholders’ equity upon realization.

Capital Resources

2012 Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “2012 Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth-Third as participant (collectively, the “Lenders”), to establish a five-year $80.0 million revolving secured senior credit facility (the “2012 Credit Facility”).

On June 26, 2014, the Company entered into a fourth amendment to the 2012 Credit Agreement to increase the maximum borrowing limit under the revolving line of credit (the “Revolver”) to $125.0 million from $80.0 million.

The 2012 Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The 2012 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

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

At June 29, 2014 and December 31, 2013, the Company had $101.7 million and $55.0 million, respectively, outstanding under its Revolver. The interest rate for borrowings under the Revolver at June 29, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.625%). The interest rate for borrowings under the Revolver at December 31, 2013 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $12.0 million for 2013 and $10.0 million for subsequent fiscal years, exclusive of acquisitions. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

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

As of and for the fiscal six-month period ended June 29, 2014, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal six-month period ended June 29, 2014 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.40
Consolidated interest coverage ratio (12-month period)	2.25	11.70
Annual capital expenditures limitation (actual year-to-date)	$10,000	$2,368

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

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $125.0 million and are subject to variable rates of interest. Based on certain circumstances, the Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders. The unused availability under the 2012 Credit Facility as of June 29, 2014 was $22.6 million. In addition, the Company had cash and cash equivalents of $3.3 million as of June 29, 2014. We believe that our existing cash, cash equivalents, cash generated from operations, and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement. For the first six months of 2014 and for the fiscal year ended December 31, 2013, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement. Based on our 2014 operating plan, we expect to continue to maintain compliance with the financial covenants under the 2012 Credit Agreement.

In 2014, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, and acquiring businesses and product lines that meet established criteria, and the ongoing implementation of our new ERP system, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s previously announced stock buyback program.

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

At June 29, 2014, our total debt obligations under the 2012 Credit Agreement were under the LIBOR-based and prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $1.0 million, assuming average related revolving debt subject to variable rates of $101.7 million, which was the amount of related borrowings at June 29, 2014 subject to variable rates.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 29, 2014 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 except for the following:

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

Based on information contained in filings by Tontine Capital with the SEC on March 19, 2014, April 3, 2014 and during the period of July 16, 2014 through July 28, 2014, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine Capital was 2,418,559 as of July 25, 2014, or 22.9% of our shares then outstanding, a decrease from 2,559,430 shares as of March 16, 2014 or 24.0% of our common stock then outstanding. The decrease reflects the dispositions on March 17 through March 19, 2014, and from July 14 through July 25, 2014, of 115,871 shares in the aggregate held by Tontine Capital (including 57,781 shares sold pursuant to the 10b5-1 Plan described below), as well as the distribution on April 1, 2014 of 25,000 shares to investors in connection with the redemption of ownership interests in an affiliate of Tontine Capital held by those investors.

Based on information contained in a filing by Tontine Capital with the SEC on June 20, 2014, Tontine Capital entered into a 10b5-1 Plan on June 13, 2014 with Cantor Fitzgerald & Co. (“Cantor”) in which Tontine Capital directed Cantor to seek to dispose of up to 150,000 shares of the Company’s common stock held by Tontine Capital between July 14, 2014 and February 28, 2015. Transactions under the 10b5-1Plan are subject to certain price restrictions and Tontine Capital may terminate the 10b5-1 Plan at any time. As of July 25, 2014, Tontine Capital has sold 57,781 shares pursuant to the 10b5-1 Plan.

Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board. As of July 25, 2014, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
March 31-April 27, 2014	16,900	$ 40.01	16,900	$ 19,323,907
April 28-June 1, 2014	76,646	38.72	76,646	16,355,923
June 2-June 29, 2014	1,000	38.98	1,000	16,316,946
Total	94,546	38.96	94,546

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)

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

In the second quarter and first six months of 2014, the Company repurchased 94,546 shares at an average price of $38.96 per share for a total cost of approximately $3.7 million. Since the inception of the stock repurchase program in February 2013, the Company has repurchased in the aggregate 501,876 shares at an average price of $19.45 per share for a total cost of approximately $9.8 million.

In the period from June 30, 2014 to July 25, 2014 (during the Company’s third fiscal quarter), there were no additional repurchases made of the Company’s common stock. As of July 25, 2014, there was approximately $16.3 million available to be repurchased under the authorized stock repurchase program.

In February 2014 and March 2014, the Company purchased 2,976 shares and 11,508 shares, respectively, of common stock at a purchase price of $30.80 and $42.19 per share, respectively, for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 8, 2014	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 8, 2014	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance
and Chief Financial Officer