Form 10-Q
period 2014-09-28
PATRICK INDUSTRIES INC
filed 2014-11-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2014

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

Yes [ ] No [X]

As of October 24, 2014, there were 10,381,663 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Sept. 28, 2014	Dec. 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$2,712	$34
Trade receivables, net	44,076	22,644
Inventories	76,989	56,510
Deferred tax assets	4,095	3,762
Prepaid expenses and other	3,566	4,749
Total current assets	131,438	87,699
Property, plant and equipment, at cost	115,848	101,060
Less accumulated depreciation	62,185	58,943
Property, plant and equipment, net	53,663	42,117
Goodwill	28,392	16,495
Intangible assets, net of accumulated amortization (2014: $8,676; 2013: $5,640)	48,202	25,611
Deferred financing costs, net of accumulated amortization (2014: $1,672; 2013: $1,405)	1,109	1,283
Other non-current assets	1,005	982
TOTAL ASSETS	$263,809	$174,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,334	$18,826
Accrued liabilities	13,821	13,585
Total current liabilities	50,155	32,411
Long-term debt	107,261	55,000
Deferred compensation and other	2,444	2,546
Deferred tax liabilities	2,273	1,920
TOTAL LIABILITIES	162,133	91,877

SHAREHOLDERS’ EQUITY
Common stock	54,800	53,863
Additional paid-in-capital	7,590	6,604
Accumulated other comprehensive income	54	54
Retained earnings	39,232	21,789
TOTAL SHAREHOLDERS’ EQUITY	101,676	82,310
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,809	$174,187

 See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(thousands except per share data)	2014	2013	2014	2013

NET SALES	$188,138	$146,623	$546,143	$448,319
Cost of goods sold	158,110	124,800	457,149	378,900
GROSS PROFIT	30,028	21,823	88,994	69,419

Operating Expenses:
Warehouse & delivery	6,842	5,293	19,613	14,539
Selling, general & administrative	9,339	7,001	26,604	21,411
Amortization of intangible assets	1,408	548	3,036	1,588
(Gain) loss on sale of fixed assets	(51)	6	(27)	(424)
Total operating expenses	17,538	12,848	49,226	37,114

OPERATING INCOME	12,490	8,975	39,768	32,305
Interest expense, net	694	541	1,750	1,615
Income before income taxes	11,796	8,434	38,018	30,690
Income taxes	4,542	2,982	14,637	11,662
NET INCOME	$7,254	$5,452	$23,381	$19,028

BASIC NET INCOME PER COMMON SHARE	$0.68	$0.51	$2.19	$1.77
DILUTED NET INCOME PER COMMON SHARE	$0.68	$0.51	$2.18	$1.76

Weighted average shares outstanding - Basic	10,657	10,655	10,689	10,759
- Diluted	10,720	10,697	10,744	10,800

See accompany Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sept. 28, 2014	Sept. 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,381	$19,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,282	3,628
Amortization of intangible assets	3,036	1,588
Stock-based compensation expense	2,460	924
Deferred compensation expense	247	231
Deferred income taxes	20	3,730
Gain on sale of fixed assets	(27)	(424)
Decrease in cash surrender value of life insurance	20	68
Deferred financing amortization	267	312
Change in operating assets and liabilities, net of business acquisitions:
Trade receivables	(15,175)	(14,311)
Inventories	(8,305)	(6,819)
Prepaid expenses and other	1,382	(914)
Accounts payable and accrued liabilities	11,852	14,704
Payments on deferred compensation obligations	(240)	(293)
Net cash provided by operating activities	23,200	21,452

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,184)	(5,214)
Proceeds from sale of property, equipment and facility	97	1,009
Business acquisitions	(62,620)	(16,544)
Other	(43)	(42)
Net cash used in investing activities	(66,750)	(20,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings, net	52,261	13,284
Payment of deferred financing costs	(93)	(100)
Stock repurchases under buyback program	(6,928)	(6,078)
Realization of excess tax benefit on stock-based compensation	1,071	2,363
Proceeds from exercise of stock options, including tax benefit	26	64
Payments on capital lease obligations	(109)	(118)
Net cash provided by financing activities	46,228	9,415
Increase in cash and cash equivalents	2,678	10,076
Cash and cash equivalents at beginning of year	34	434
Cash and cash equivalents at end of period	$2,712	$10,510

See accompany Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 28, 2014 and December 31, 2013, and its results of operations and cash flows for the three and nine months ended September 28, 2014 and September 29, 2013.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 28, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 28, 2014, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements. See Notes 6 and 13 for events that occurred subsequent to the balance sheet date.

2.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for the Company in the first quarter of 2017 and early adoption is not permitted.

The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time. The Company is also working to determine the appropriate method of transition to the guidance.

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

3.       INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Sept. 28, 2014	Dec. 31, 2013
Raw materials	$43,428	$24,135
Work in process	5,390	4,870
Finished goods	4,329	3,877
Less: reserve for inventory obsolescence	(1,647)	(938)
Total manufactured goods, net	51,500	31,944
Materials purchased for resale (distribution products)	26,318	24,904
Less: reserve for inventory obsolescence	(829)	(338)
Total materials purchased for resale (distribution products), net	25,489	24,566
Total inventories	$76,989	$56,510

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), Precision Painting Group (“Precision”), Foremost Fabricators, LLC (“Foremost”), and PolyDyn3, LLC (“PolyDyn3”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, Premier, Precision, Foremost, and PolyDyn3 remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”), John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), and Foremost, which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the third quarter and nine months ended September 28, 2014 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill and indefinite-lived intangible assets during the third quarter of 2014.

In early June 2014, the Company acquired the business and certain assets of Bremen, Indiana and Elkhart, Indiana-based Precision. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $2,904; trademarks - $483; non-compete agreements - $1,105; and goodwill - $3,693. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. Precision is included in the Manufacturing segment. See Note 5 for further details.

In late June 2014, the Company acquired the business and certain assets of Goshen, Indiana-based Foremost. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $15,485; trademarks - $4,070; non-compete agreements - $1,350; and goodwill - $8,025. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. The Foremost reporting units are included in the Manufacturing and Distribution segments. See Note 5 for further details.

In early September 2014, the Company acquired the business and certain assets of Elkhart, Indiana-based PolyDyn3. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $201; trademarks - $6; non-compete agreements - $23; and goodwill - $57. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. PolyDyn3 is included in the Manufacturing segment. See Note 5 for further details.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 28, 2014 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2013	$13,720	$2,775	$16,495
Acquisitions	8,687	3,210	11,897
Balance - September 28, 2014	$22,407	$5,985	$28,392

Other Intangible Assets

As of September 28, 2014, the remaining intangible assets balance of $48.2 million is comprised of $8.7 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $39.5 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 3 to 19 years.

 Other intangible assets, net consist of the following as of September 28, 2014 and December 31, 2013:

(thousands)	Sept. 28, 2014	Weighted Average Useful Life (years)	Dec. 31, 2013	Weighted Average Useful Life (years)
Customer relationships	$42,258	11	$23,668	11
Non-compete agreements	5,895	3	3,417	3
Trademarks	8,725		4,166
	56,878		31,251
Less: accumulated amortization	(8,676)		(5,640)
Other intangible assets, net	$48,202		$25,611

Changes in the carrying value of other intangible assets for the nine months ended September 28, 2014 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2013	$19,626	$5,985	$25,611
Acquisitions	17,265	8,362	25,627
Amoritization	(2,156)	(880)	(3,036)
Balance - September 28, 2014	$34,735	$13,467	$48,202

5.       ACQUISITIONS

2014 Acquisitions

PolyDyn3

In early September 2014, the Company acquired the business and certain assets of Elkhart, Indiana-based PolyDyn3. PolyDyn3 is a custom fabricator of simulated wood and stone products such as headboards, fireplaces, ceiling medallions, columns and trims, for the recreational vehicle (“RV”) market. The net purchase price was $1.3 million.

The acquisition provides the Company the opportunity to bring in-house new production capabilities and product lines that were previously represented through one of the Company’s distribution business units, and gain additional penetration in the RV market sector. The results of operations for PolyDyn3 are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the PolyDyn3 team to maximize efficiencies, revenue impact, market share growth, and net income.

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility (as defined herein). Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair value as of the date of the acquisition. The preliminary purchase price allocation is subject to final approval and settlement of a working capital adjustment, and thus all required purchase accounting adjustments are expected to be finalized within the measurement period of up to one year. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$86
Inventories	194
Property, plant and equipment	683
Prepaid expenses	125
Accounts payable and accrued liabilities	(124)
Intangible assets	230
Goodwill	57
Total net purchase price	$1,251

Precision

In early June 2014, the Company acquired the business and certain assets of four related companies based in Bremen, Indiana and Elkhart, Indiana: Precision Painting, Inc., Carrera Custom Painting, Inc., Millennium Paint, Inc., and TDM Transport, Inc. (collectively referred to as “Precision Painting Group” or “Precision”). The Precision Painting Group is comprised of three full service exterior full body painting operations that offer exterior painting and interior refurbishing for both OEMs and existing RV and fleet owners, and a transportation operation that services their in-house customers. The net purchase price, which includes the subsequent purchase of five operating facilities from the sellers of Precision in July 2014 (per the June 2014 asset purchase agreement), was $16.0 million.

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

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the fourth quarter of 2014. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,425
Inventories	208
Property, plant and equipment	7,032
Prepaid expenses	10
Accounts payable and accrued liabilities	(847)
Intangible assets	4,492
Goodwill	3,693
Total net purchase price	$16,013

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

The acquisition was funded through borrowings under the Company’s 2012 Credit Facility. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the date of the acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the fourth quarter of 2014. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$4,868
Inventories	11,772
Property, plant and equipment	3,934
Prepaid expenses	129
Accounts payable and accrued liabilities	(4,277)
Intangible assets	20,905
Goodwill	8,025
Total net purchase price	$45,356

2013 Acquisitions

Frontline

In early September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Frontline, a manufacturer of fiberglass bath fixtures including tubs, showers and combination tub/shower units for the RV, manufactured housing (“MH”), and residential housing markets, for a net purchase price of $5.2 million, which included a contingent payment that may be paid based on future performance. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. In the third quarter of 2014, the Company determined that the contingent consideration would not be paid as the conditions for payment were not achieved. As a result, the Company recognized a pretax gain of $0.3 million associated with the non-payment of the contingent consideration which is included in the line item “Selling, general & administrative” on the condensed consolidated statements of income for the third quarter and nine months ended September 28, 2014.

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

Premier

In early September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Premier, a custom fabricator of solid surface, granite, and quartz countertops for the RV, MH and residential housing markets, for a net purchase price of $2.6 million, which includes a contingent payment that may be paid based on future performance. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. In the third quarter of 2014, the Company determined that the contingent consideration would not be paid as the conditions for payment were not achieved. As a result, the Company recognized a pretax gain of $0.2 million associated with the non-payment of the contingent consideration which is included in the line item “Selling, general & administrative” on the condensed consolidated statements of income for the third quarter and nine months ended September 28, 2014.

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

Pro Forma Information

The following pro forma information for the third quarter and nine months ended September 28, 2014 assumes the Precision and Foremost acquisitions (which were acquired in June 2014) occurred as of January 1, 2014, the beginning of the year in which such acquisitions occurred. The pro forma information for the third quarter and nine months ended September 29, 2013 assumes the Frontline, Premier, and West Side acquisitions (all three of which were acquired in September 2013), and the Precision and Foremost acquisitions, occurred as of January 1, 2013. The pro forma information below for each of the 2014 and 2013 periods contains the actual operating results of Frontline, Premier, West Side, Precision and Foremost since their respective acquisition date, combined with the operating results prior to their respective acquisition dates.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred at the beginning of the respective years. In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Frontline, Premier and West Side acquisitions of approximately $0.3 million and $0.9 million, in the aggregate, for the third quarter and nine months ended September 29, 2013, respectively. In addition, the pro forma information includes amortization expense related to intangible assets acquired in the Precision and Foremost acquisitions of approximately $1.2 million for the nine months ended September 28, 2014, and $0.6 million and $1.9 million for the third quarter and nine months ended September 29, 2013, respectively. Pro forma information related to the PolyDyn3 acquisition is not included in the table below, as its financial results were not considered to be significant to the Company’s operating results for the periods presented.

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(thousands except per share data)	2014	2013	2014	2013
Revenue	$188,138	$177,832	$598,069	$554,577
Net income	7,254	5,297	24,719	20,508
Net income per share – basic	0.68	0.50	2.31	1.91
Net income per share – diluted	0.68	0.50	2.30	1.90

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

For the third quarter and nine months ended September 28, 2014, revenue of approximately $25.0 million and $26.6 million, respectively, was included in the Company’s condensed consolidated statements of income pertaining to the three businesses acquired in 2014. Revenue of approximately $1.8 million was included in the Company’s condensed consolidated statements of income pertaining to the three businesses acquired in both the third quarter and first nine months of 2013.

6.      STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $0.9 million and $0.3 million for the third quarters ended September 28, 2014 and September 29, 2013, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the comparable nine months periods, the Company recorded $2.5 million and $0.9 million, respectively.

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

The following share grants were approved in the first nine months of 2014: 34,000 shares on February 12, 2014, 65,668 shares on February 18, 2014, and 10,560 shares on May 22, 2014. In addition, on February 18, 2014, the Board approved the issuance of 44,001 restricted stock units under the Plan. At the beginning of the Company’s fourth fiscal quarter, a share grant of 296 shares was approved on September 30, 2014.

As of September 28, 2014, there was approximately $5.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 21.4 months.

7.      NET INCOME PER COMMON SHARE

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

Net income per common share is calculated for the third quarter and nine months periods as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(thousands except per share data)	2014	2013	2014	2013
Net income for basic and diluted per share calculation	$7,254	$5,452	$23,381	$19,028
Weighted average common shares outstanding - basic	10,657	10,655	10,689	10,759
Effect of potentially dilutive securities	63	42	55	41
Weighted average common shares outstanding - diluted	10,720	10,697	10,744	10,800
Basic net income per common share	$0.68	$0.51	$2.19	$1.77
Diluted net income per common share	$0.68	$0.51	$2.18	$1.76

8.     OTHER NON-CURRENT ASSETS

As of September 28, 2014 and December 31, 2013, other non-current assets of $1.0 million were net of borrowings against the cash value of life insurance policies on certain of the Company’s officers and directors of approximately $2.8 million and $2.7 million, respectively.

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

At September 28, 2014, the Company had $107.3 million outstanding under its Revolver which consisted of $96.0 million of borrowings under the LIBOR-based option and $11.3 million of borrowings under the Base Rate-based option. The interest rate for borrowings under the Revolver at September 28, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.625%). At December 31, 2013, the Company had $55.0 million of borrowings outstanding, all of which was under the LIBOR-based option of LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $10.0 million for 2014 and for subsequent fiscal years, exclusive of acquisitions. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

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

As of and for the fiscal nine-month period ended September 28, 2014, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal nine-month period ended September 28, 2014 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.50
Consolidated interest coverage ratio (12-month period)	2.25	7.30
Annual capital expenditures limitation (actual year-to-date)	$10,000	$4,184

10.    FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 28, 2014 and December 31, 2013 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of September 28, 2014 and December 31, 2013 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

11.    INCOME TAXES

The Company recorded income taxes at an estimated full year effective rate of 38.5% in the third quarter and first nine months of 2014. The Company recorded income taxes at an estimated effective tax rate of 39% in the first and second quarters of 2013. In the third quarter of 2013, the Company determined that its estimated effective tax rate for the full year of 2013 would be approximately 38%. As a result, the Company recorded income taxes at a rate of 35.4% in the third quarter of 2013 in order to achieve a blended rate of 38% for the first nine months of 2013.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $4.5 million at December 31, 2013, of which approximately $2.2 million were remaining to be utilized as of September 28, 2014. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2014.

In the first nine months of 2014, the Company realized a net tax benefit of approximately $1.1 million related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013. This tax benefit was recorded to shareholders’ equity upon realization in the first nine months of 2014.

12.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication division, an exterior graphics division, an RV painting division, a fabricated aluminum products division, and the recently acquired simulated wood and stone products division (PolyDyn3). Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 75% and 78% of the Company’s net sales for the nine months ended September 28, 2014 and September 29, 2013, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, FRP products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 25% and 22% of the Company’s net sales for the nine months ended September 28, 2014 and September 29, 2013, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 28, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$138,512	$49,626	$188,138
Intersegment sales	4,861	639	5,500
Operating income	13,647	2,673	16,320

Third Quarter Ended September 29, 2013

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$112,578	$34,045	$146,623
Intersegment sales	5,302	507	5,809
Operating income	9,333	2,020	11,353

Nine Months Ended September 28, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$410,146	$135,997	$546,143
Intersegment sales	15,176	1,874	17,050
Operating income	43,062	7,522	50,584

Nine Months Ended September 29, 2013

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$349,068	$99,251	$448,319
Intersegment sales	15,523	2,119	17,642
Operating income	34,412	6,292	40,704

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(thousands)	2014	2013	2014	2013
Operating income for reportable segments	$16,320	$11,353	$50,584	$40,704
Gain (loss) on sale of fixed assets	51	(6)	27	424
Unallocated corporate expenses	(2,473)	(1,824)	(7,807)	(7,235)
Amortization of intangible assets	(1,408)	(548)	(3,036)	(1,588)
Consolidated operating income	$12,490	$8,975	$39,768	$32,305

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

13.     STOCK REPURCHASE PROGRAM

On February 22, 2013, the Board authorized a stock repurchase program for purchasing up to $10.0 million of the Company’s common stock over the following 12 months. On February 13, 2014, the Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the following 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization.

In the third quarter of 2014, the Company repurchased 78,183 shares at an average price of $41.50 per share for a total cost of approximately $3.2 million. In the first nine months of 2014, the Company repurchased 172,729 shares at an average price of $40.11 per share for a total cost of approximately $6.9 million. Since the inception of the stock repurchase program in February 2013 through October 24, 2014, the Company has repurchased in the aggregate 704,137 shares at an average price of $25.47 per share for a total cost of approximately $17.9 million.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 31 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 28, 2014 Compared to 2013

REVIEW BY BUSINESS SEGMENT

Third Quarter and Nine Months Ended September 28, 2014 Compared to 2013

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The third quarter and first nine months of 2014 reflected a continuation of solid growth in the recreational vehicle (“RV”) market. As anticipated, we also saw some normal seasonal softening in the third quarter of 2014 as RV dealers generally tend to delay purchases of new units until new product lines and features are introduced at the original equipment manufacturers (“OEMs”) shows in the months of September and December. The manufactured housing (“MH”) industry also saw a year-over-year shipment improvement in the third quarter and first nine months of 2014 and experienced seasonally typical sales activity. Additionally, sales to the industrial market sector, which is primarily tied to the residential housing market, increased over the first nine months of 2013. Overall, we have continued to capture market share through our strategic acquisitions, product line extensions, and new product initiatives. We expect the three primary markets that we serve to experience steady growth in the remainder of 2014 with full year seasonal patterns tracking trends consistent with the prior year. In particular, our outlook for the RV market for the remainder of 2014 is based on a number of factors, including retail sales levels, wholesale shipment trends, positive traffic on dealer retail lots, and balanced inventory levels on dealer lots.

RV Industry

The RV industry, which is our primary market and comprised 75% of the Company’s nine months 2014 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 79,287 units in the third quarter of 2014, representing an increase of approximately 8% versus the prior year period, and resulted in year-over-year shipment increases in all but one quarter since the fourth quarter of 2009. In the first nine months of 2014, shipment levels reached 271,352 units, an increase of approximately 9% over 2013. The RV industry experienced monthly increases in wholesale shipment levels in each of the first nine months of 2014 compared to 2013. Our sales levels were within the range of our expectations and we were able to maintain our market share and improve gross profit margins for the quarter despite moderate price concessions on certain product lines and the loss of certain low margin business which we chose not to further pursue as a result of competitive pricing pressures. The third quarter of 2014 also included less predictable order rates, which is expected at this time of year, as many of the RV OEMs modify production schedules in preparation for the dealer show season which starts in September. Additionally, several of the RV OEMs have been aggressively managing their operations during the third and fourth quarters of 2014 in order to maintain efficiencies by better balancing their production schedules and labor force utilization in the tight labor market, specifically in the Midwest. We expect the positive sentiment exhibited by both dealers and OEMs during the RV manufacturer open houses in September to be reflected in industry order levels consistent with past seasonal trends as we move later into the fourth quarter of 2014 and into the first quarter of 2015.

Industry reports indicate that RV dealer inventory levels continue to be in line with retail demand. We expect to see quarterly revenue growth in the fourth quarter of 2014 compared to 2013 while taking into consideration seasonal patterns, and exclusive of the revenue contribution of the acquisitions we completed in 2013 and thus far in 2014.

We believe that, based on the factors mentioned above, as well as favorable demographic trends, the RV industry has a positive long-term outlook as overall economic conditions and consumer confidence continue to improve. On a macroeconomic level, as consumer confidence has improved over the last five years, there have been year-over-year increases in RV shipments for the same time period. We anticipate that this industry growth will continue into 2015, barring any global, political or other factors that negatively impact consumer confidence for an extended period of time. For example, a continuation or worsening of the recent volatility in the equity markets experienced in the latter part of the third quarter of 2014 and into October could impact consumer confidence levels and the economic environment, both of which could influence the strength of the Company’s sales to its end markets in the fourth quarter of 2014 and into 2015.

MH Industry

The MH industry represented approximately 14% of the Company’s nine months 2014 sales. According to industry sources, wholesale unit shipments in the third quarter of 2014 and the first nine months of 2014 increased approximately 9% and 7%, respectively, from the comparable prior year periods. While we do not anticipate significant growth in the MH market in the near term, we believe that demand has reached the bottom of the cycle and there is opportunity for moderate to strong year-over-year growth, with limited downside risk, based on volumes returning to their historical relationship with new housing starts and assuming the availability of credit and recalibration of quality credit standards. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts, while wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing laws, new tax credits for new homebuyers and other government incentives, higher interest rates on traditional residential housing loans, and improved conditions and capacity in the asset-backed securities markets for manufactured housing loans. There is still overhang related to the factors that negatively impacted demand in the MH industry in recent years, including the lack of financing alternatives and credit availability, slow job growth and, in certain areas, excess residential housing inventories. However, we believe that there is also longer term potential for this industry as residential housing demand recovers. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish or re-establish home ownership, or whose credit ratings have been impacted by the economic and job environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary and multi-family housing alternatives.

Industrial Market

The industrial market accounted for 11% of our nine months 2014 sales and is comprised primarily of the kitchen cabinet industry, retail and commercial fixture market, office and household furniture market and regional distributors. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories, and a focus on opportunities in the commercial markets. We estimate approximately 56% of our industrial revenue base is directly tied to the residential housing market for the nine months of 2014 with the remaining 44% in the retail and commercial markets, mainly in the office, medical and institutional furnishings markets. New housing starts in the third quarter and first nine months of 2014 increased approximately 15% and 9%, respectively, compared to the prior year (as reported by the U.S. Department of Commerce). Our sales to the industrial market generally lag new residential housing starts by six to nine months.

In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and increased penetration into the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, office, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets. In addition, we believe that projected continued low interest rates and overall expected economic improvement as well as pent up demand are still some of the drivers that will positively impact the housing industry for the next several years.

Fourth Quarter 2014 Outlook

In general, the three primary markets that we serve experienced steady growth in the first nine months of 2014, which we expect to continue throughout the remainder of 2014. The RVIA forecasts that RV unit shipment levels for fiscal full year 2014 will increase approximately 9% when compared to 2013. In addition, we anticipate a further increase in production levels in the MH industry in 2014, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts as projected by the NAHB for the full year 2014. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2014 to increase by approximately 6% compared to 2013. New housing starts in 2014 are estimated to improve by approximately 7% year-over-year (as forecasted by the NAHB as of September 30, 2014) consistent with improving overall economic conditions.

We believe we are well-positioned to increase revenues in each of the primary markets we serve as the overall economy improves. While our visibility related to longer-term industry conditions is limited to approximately six months, we expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2014, exclusive of the revenue contribution of the acquisitions we completed in September of 2013 and thus far in 2014.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, management of certain low margin business, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the remainder of 2014 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. In the first nine months of 2014, capital expenditures were approximately $4.2 million. The current capital plan for full year 2014 includes expenditures approximating $8.0 million, and includes the ongoing replacement of our Enterprise Resource Planning (“ERP”) system at our operating divisions that have not yet been converted, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 28, 2014 Compared to 2013

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.0	85.1	83.7	84.5
Gross profit	16.0	14.9	16.3	15.5
Warehouse & delivery expenses	3.6	3.6	3.6	3.2
Selling, general & administrative expenses	5.0	4.8	4.9	4.8
Amortization of intangible assets	0.8	0.4	0.5	0.4
Gain on sale of fixed assets	-	-	-	(0.1)
Operating income	6.6	6.1	7.3	7.2
Interest expense, net	0.4	0.4	0.3	0.4
Income taxes	2.4	2.0	2.7	2.6
Net income	3.8	3.7	4.3	4.2

Net Sales. Net sales in the third quarter of 2014 increased $41.5 million or 28.3%, to $188.1 million from $146.6 million in the third quarter of 2013. The increase was primarily attributable to a 34% increase in the Company’s revenue from the RV industry, a 12% increase in revenue from the MH industry, and a 19% increase in revenue from the industrial markets. During the third quarter of 2014, our organic growth was nominally impacted by typical competitive pricing pressures in the market as a result of model year changeovers and reduced commodity prices on certain raw materials.

The Company estimates its organic growth in the third quarter of 2014 at approximately 7%, or $10.2 million of the total revenue increase.   The remaining $31.3 million revenue increase in the third quarter of 2014 reflects the incremental contribution of the acquisitions completed in 2013 and 2014. The Company acquired the business and certain assets of: (i) Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”) in September 2013; (ii) Precision Painting Group (“Precision”) and Foremost Fabricators, LLC (“Foremost”) in June 2014; and (iii) PolyDyn3, LLC (“PolyDyn3”) in September 2014.

For the nine months ended September 28, 2014, net sales increased $97.8 million or 21.8%, to $546.1 million from $448.3 million in the prior year period. The increase was primarily attributable to a 24% increase in the Company’s revenue from the RV industry, a 10% increase in revenue from the MH industry, and a 22% increase in revenue from the industrial markets.

The Company estimates its organic growth in the first nine months of 2014 at approximately 10%, or $43.1 million of the total revenue increase. The remaining $54.7 million revenue increase in the first nine months of 2014 reflects the incremental contribution of the 2013 and 2014 acquisitions.

The sales increase in the third quarter and first nine months of 2014 is primarily attributable to: (i) increased RV market penetration, (ii) improved residential cabinet and office, medical and institutional furnishings sales in the industrial market, and (iii) an increase in wholesale unit shipments in the RV and MH industries. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The Company’s RV content per unit (on a trailing twelve-month basis) for the third quarter of 2014 increased approximately 17% to $1,488 from $1,271 for the third quarter of 2013. The MH content per unit (on a trailing twelve-month basis) increased to $1,614 from $1,599 for the comparable 2013 period.

The RV industry, which represented 73% and 75% of the Company’s sales in the third quarter and first nine months of 2014, respectively, saw wholesale unit shipments increase by approximately 8% and 9%, respectively, in those periods compared to 2013. The MH industry, which represented 16% and 14% of the Company’s sales in the third quarter and first nine months of 2014, respectively, experienced a 9% and 7% increase in wholesale unit shipments in the third quarter and first nine months of 2014, respectively, compared to the prior year periods. The industrial market sector accounted for approximately 11% of the Company’s sales in both the third quarter and first nine months 2014. We estimate that approximately 56% of our industrial revenue base is directly tied to the residential housing market, which experienced an increase in new housing starts of approximately 15% in the third quarter of 2014 and 9% in the first nine months of 2014 compared to the prior year periods (as reported by the U.S. Department of Commerce). We expect to continue to see quarterly year-over-year revenue growth in the fourth quarter of fiscal year 2014, exclusive of the revenue contributions of the acquisitions completed in June and September of 2014.

Cost of Goods Sold. Cost of goods sold increased $33.3 million or 26.7%, to $158.1 million in third quarter 2014 from $124.8 million in 2013. As a percentage of net sales, cost of goods sold decreased during the third quarter of 2014 to 84.0% from 85.1% in 2013. For the first nine months of 2014, cost of goods sold increased $78.2 million or 20.7%, to $457.1 million from $378.9 million in the prior year period. For the first nine months of 2014, cost of goods sold as a percentage of net sales decreased to 83.7% from 84.5% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during the third quarter and first nine months of 2014 by: (i) increased revenues relative to our overall fixed overhead costs, (ii) the impact of acquisitions completed during 2013 and 2014, and (iii) ongoing organizational and process changes that enhanced labor efficiencies and increased material yields. In addition, changing demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $8.2 million or 37.6%, to $30.0 million in third quarter 2014 from $21.8 million in third quarter 2013. For the nine months periods, gross profit increased $19.6 million or 28.2%, to $89.0 million in 2014 from $69.4 million in 2013. As a percentage of net sales, gross profit increased to 16.0% in third quarter 2014 from 14.9% in the same period in 2013, and increased to 16.3% in the first nine months of 2014 from 15.5% in the prior year period. The improvement in gross profit dollars and as a percentage of net sales in the third quarter and first nine months of 2014 compared to 2013 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of both organic and acquisition-related revenue growth, and disciplined cost control and management of certain low margin business. We believe these acquisitions will provide positive contribution to our operating profitability going forward. Although the acquisitions we completed in the second quarter of 2014 historically have had lower gross margins compared to the Company’s current consolidated gross margins, we expect the 2014 acquisitions to have higher operating margins compared to the Company’s current consolidated operating margins.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year. Consistent with prior year seasonal patterns, gross profit as a percentage of net sales for the fourth quarter of 2014 may be lower than that reported in the third quarter of 2014. However, gross profit as a percentage of net sales should increase from the fourth quarter of 2013. The seasonal factors impacting fourth quarter margins include generally lower industry sales levels, customer holiday shutdown schedules, and taking physical inventories at our plants which impact labor and overhead cost absorption.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.5 million or 29.3%, to $6.8 million in third quarter 2014 from $5.3 million in third quarter 2013. For the nine months, warehouse and delivery expenses increased $5.1 million or 34.9%, to $19.6 million in 2014 from $14.5 million in 2013.

As a percentage of net sales, warehouse and delivery expenses were 3.6% in both the third quarter of 2014 and 2013. This percentage benefited from higher sales volumes relative to fixed costs, offset by the impact of lower sales volumes per delivery truckload due to fluctuating order rates that mainly stemmed from changing production schedules related to the fall dealer show season.

For the comparable nine months periods, warehouse and delivery expenses were 3.6% and 3.2% of net sales for 2014 and 2013, respectively. The increase as a percentage of net sales primarily reflected (i) additional warehouse staff as a result of a 36% increase in our distribution revenues during the nine months; (ii) increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain of our manufacturing and distribution operations, related to a shortage of qualified drivers to transport our products to our customers, primarily in the first half of 2014; and (iii) increased overall demand levels in other industries which resulted in increased freight rates, both with full truckload and less than full truckload carriers, in addition to increased driver wages.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $2.3 million or 33.4%, to $9.3 million in third quarter 2014 from $7.0 million in third quarter 2013. For the nine months, SG&A expenses increased $5.2 million or 24.3%, to $26.6 million in 2014 from $21.4 million in 2013. The net increase in SG&A expenses in the third quarter and first nine months of 2014 compared to the prior year periods primarily reflected the impact of additional headcount associated with recent acquisitions, an increase in commissions related to higher sales levels, and increased stock compensation expense as previously discussed. Additionally, the Company incurred certain transaction-related expenses in connection with acquisitions completed and those evaluated of approximately $0.7 million for both the third quarter and first nine months of 2014. The increase in SG&A expenses in the third quarter and first nine months of 2014 was partially offset by the recognition of pretax gains of $0.7 million and $1.0 million, respectively, associated with one 2012 acquisition and two 2013 acquisitions in which the conditions for payment of contingent consideration were not achieved. As a percentage of net sales, SG&A expenses were 5.0% and 4.8% in the third quarter 2014 and 2013, respectively. For the comparable nine months periods, SG&A expenses as a percentage of net sales were 4.9% and 4.8% in 2014 and 2013, respectively.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.9 million and $1.4 million in the third quarter and first nine months of 2014, respectively, compared to the prior year periods, primarily reflecting the impact of businesses acquired in the third quarter of 2013 (Frontline, Premier and West Side), and in June 2014 (Precision and Foremost). Intangible assets related to the PolyDyn3 acquisition will be amortized beginning in the fourth quarter of 2014. In the aggregate, in conjunction with the 2013 and 2014 acquisitions, the Company recognized an estimated $29.2 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Gain on Sale of Fixed Assets. During the second quarter of 2013, the Company sold the facility that housed its distribution operation in Halstead, Kansas and recorded a pretax gain on sale of approximately $0.4 million for the first nine months of 2013.

Operating Income. Operating income increased $3.5 million or 39.2%, to $12.5 million in third quarter 2014 from $9.0 million in the prior year. For the nine months, operating income increased $7.5 million or 23.1%, to $39.8 million from $32.3 million in 2013. The change in operating income is primarily attributable to the items discussed above.

Income Taxes. The Company recorded income taxes at an estimated effective tax rate of 38.5% in the third quarter and first nine months of 2014. The Company recorded income taxes at an estimated effective tax rate of 39% in the first and second quarters of 2013. In the third quarter of 2013, the Company determined that its estimated effective tax rate for the full year of 2013 would be approximately 38%. As a result, the Company recorded income taxes at a rate of 35.4% in the third quarter of 2013 in order to achieve a blended rate of 38% for the first nine months of 2013. As we continue to refine our federal and state income tax estimates, which are impacted by permanent differences impacting the effective tax rate and shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2014.

In the first nine months of 2014 and 2013, the Company realized a net tax benefit of approximately $1.1 million and $2.4 million, respectively, related to the realization of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013 and 2012, respectively. These tax benefits were recorded to shareholders’ equity upon realization in the first nine months of 2014 and 2013 at the then estimated effective combined federal and state tax rate.

Net Income. Net income for third quarter 2014 was $7.3 million or $0.68 per diluted share compared to $5.5 million or $0.51 per diluted share for 2013. For the first nine months, net income was $23.4 million or $2.18 per diluted share in 2014 compared to $19.0 million or $1.76 per diluted share for 2013. The changes in net income for both the third quarter and first nine months of 2014 reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz fabrication division, an exterior graphics division, an RV painting division, a fabricated aluminum products division, and the recently acquired simulated wood and stone products division (PolyDyn3). Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

Third Quarter and Nine Months Ended September 28, 2014 Compared to 2013

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

	Third Quarter Ended		Nine Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
(thousands)	2014	2013	2014	2013
Sales
Manufacturing	$143,373	$117,880	$425,322	$364,591
Distribution	50,265	34,552	137,871	101,370

Gross Profit
Manufacturing	22,608	16,459	68,349	54,026
Distribution	7,434	5,831	21,394	17,339

Operating Income
Manufacturing	13,647	9,333	43,062	34,412
Distribution	2,673	2,020	7,522	6,292

Manufacturing

Sales. Sales increased $25.5 million or 21.6%, to $143.4 million in third quarter 2014 from $117.9 million in 2013. In the first nine months of 2014, sales increased $60.7 million or 16.7%, to $425.3 million from $364.6 million in the first nine months of 2013. This segment accounted for approximately 74% and 75% of the Company’s consolidated net sales for the third quarter and first nine months of 2014, respectively, and 77% and 78% for the third quarter and first nine months of 2013. In the third quarter of 2014, the sales increase reflected a 27% increase in the Company’s revenue from the RV industry, a 10% increase from the MH industry, and an 18% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected an 18%, 10% and 21% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively.

Approximately $19.7 million and $34.0 million of the revenue improvement in the third quarter and first nine months of 2014, respectively, was attributable to the incremental contribution of acquisitions completed in 2013 and 2014. There was minimal revenue contribution in the third quarter and first nine months of 2014 related to the manufacturing operation of PolyDyn3. The remaining sales increase of $5.8 million and $26.7 million in the third quarter and first nine months of 2014, respectively, is primarily attributable to: (i) increased RV market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 8% and 9% in the third quarter of 2014, respectively, and 9% and 7% in the first nine months of 2014, respectively; and (iii) improved residential cabinet and office, medical and institutional furnishings sales in the industrial market. We expect to continue to see quarterly year-over-year revenue growth for the fourth quarter of 2014 compared to the prior year period, exclusive of the revenue contributions of the acquisitions completed in June and September of 2014.

Gross Profit. Gross profit increased $6.1 million to $22.6 million in third quarter 2014 from $16.5 million in third quarter 2013. As a percentage of sales, gross profit increased to 15.8% in third quarter 2014 from 14.0% in 2013. Gross profit increased $14.3 million to $68.3 million in the first nine months of 2014 from $54.0 million in the prior year period. As a percentage of sales, gross profit increased to 16.1% in the first nine months of 2014 from 14.8% in 2013. Gross profit for the third quarter and first nine months of 2014 improved primarily as a result of higher revenues relative to overall fixed overhead costs, the impact of acquisitions completed during 2013 and 2014, disciplined cost control and management of certain low margin business, and ongoing organizational and process changes that enhanced labor efficiencies and increased material yields.

Operating Income. Operating income increased $4.3 million to $13.6 million in third quarter 2014 from $9.3 million in the prior year. For the first nine months of 2014, operating income increased by $8.7 million to $43.1 million from $34.4 million in 2013. The improvement in operating income primarily reflects the increase in gross profit mentioned above that was partially offset in the third quarter and nine months periods of 2014 by: (i) higher warehouse and delivery costs as a percentage of net sales that reflected the impact of lower sales volumes per delivery truckload due to fluctuating order rates that mainly stemmed from changing production schedules related to the fall dealer show season, and, for the nine months 2014 period, increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain manufacturing operations related to the driver shortage previously described; and (ii) to a lesser extent, higher SG&A expenses as a percentage of net sales in the nine months due to the incremental impact of acquisitions completed in 2013 and increased sales, salaried and administration spending to support expected growth.

Distribution

Sales. Sales increased $15.7 million or 45.5%, to $50.3 million in the third quarter of 2014 from $34.6 million in 2013. In the first nine months of 2014, sales increased $36.5 million or 36.0%, to $137.9 million from $101.4 million in the first nine months of 2013. This segment accounted for approximately 26% and 25% of the Company’s consolidated net sales for the third quarter and first nine months of 2014, respectively, and approximately 23% and 22% for the third quarter and first nine months of 2013, respectively. In the third quarter of 2014, the sales increase primarily reflected a 61% increase in the Company’s revenue from the RV industry, a 15% increase in revenue from the MH industry, and a 47% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 50%, 10% and 31% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively.

Approximately $11.6 million and $20.7 million of the revenue improvement in the third quarter and first nine months of 2014, respectively, was attributable to the incremental contribution of acquisitions completed in 2013 and 2014. Sales were also positively impacted during the third quarter and first nine months of 2014 by a 9% and 7% increase, respectively, in wholesale unit shipments in the MH industry.

Gross Profit. Gross profit increased $1.6 million to $7.4 million in third quarter 2014 from $5.8 million in 2013. As a percentage of sales, gross profit was 14.8% in third quarter 2014 compared to 16.9% in 2013. The decrease in gross profit as a percentage of sales for the third quarter of 2014 is primarily attributable to an increase in sales of a lower margin product at certain of the Company’s distribution facilities.

For the first nine months of 2014, gross profit increased $4.1 million to $21.4 million in 2014 compared to $17.3 million in 2013. As a percentage of sales, gross profit was 15.5% in the first nine months of 2014 compared to 17.1% in 2013. The decrease in gross profit as a percentage of sales for the first nine months of 2014 is primarily attributable to an increase in sales of a lower margin product at certain of the Company’s distribution facilities.

Operating Income. Operating income in third quarter 2014 increased $0.7 million to $2.7 million from $2.0 million in the prior year period. For the first nine months of 2014, operating income increased $1.2 million to $7.5 million from $6.3 million in the first nine months of 2013. The overall increase in revenue, as well as the acquisition of several new product lines associated with the West Side distribution business acquired in the third quarter of 2013, made a positive contribution to operating income during the third quarter and first nine months of 2014. The increase in operating income in the first nine months of 2014 was partially offset by: (i) increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers, particularly in the first half of 2014, in certain of our distribution operations related to the driver shortage previously described; (ii) unexpected inefficiencies in our shipping schedules due to the severe winter weather conditions in the Midwest in the first quarter of 2014; and (iii) distribution related overhead and assembly costs in one of our significantly growing distribution operations.

Unallocated Corporate Expenses

Unallocated corporate expenses in the third quarter of 2014 increased $0.7 million to $2.5 million from $1.8 million in the comparable prior year period. In the first nine months of 2014, unallocated corporate expenses increased $0.6 million to $7.8 million from $7.2 million in the first nine months of 2013. Unallocated corporate expenses in both the third quarter and first nine months of 2014 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount. In addition, the Company incurred certain transaction-related expenses in connection with the evaluation and completion of acquisition opportunities that were partially offset by the recognition of gains associated with certain transactions completed in 2012 and 2013 in which the conditions for payment of contingent consideration were not achieved. See “SG&A” discussion above for further details.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2012 Credit Facility (as defined herein). Our principal uses of cash in 2014 are to support working capital demands, support our acquisition and capital expenditure plans, and repurchase the Company’s common stock.

Net cash provided by operating activities was $23.2 million in the first nine months of 2014 compared to $21.5 million in the first nine months of 2013. Net income was $23.4 million in the first nine months of 2014 compared to $19.0 million in the 2013 period. Trade receivables increased $15.2 million in the first nine months of 2014 and $14.3 million in the same period of 2013 reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2012, 2013 and 2014.

Inventories increased $8.3 million in the first nine months of 2014 compared to a $6.8 million increase in the comparable 2013 period, primarily reflecting higher sales volumes and related higher inventory levels associated with acquisitions completed in 2012, 2013 and 2014. We expect our inventory turn levels to begin to increase in the fourth quarter of 2014 and into the first quarter of 2015 based on the expected seasonality of our business, and we continue to work together with key suppliers to match lead-time and minimum order requirements and to take advantage of strategic buying opportunities.

The $11.9 million net increase in accounts payable and accrued liabilities in the first nine months of 2014 compared to the $14.7 million net increase in the comparable 2013 period primarily reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

From a tax perspective, the Company had federal and state net operating loss carry forwards (“NOLs”) which resulted in virtually no cash taxes being paid other than franchise taxes and various state filing taxes prior to 2013. The Company fully utilized its remaining federal NOL in the first half of 2013. The Company paid income taxes of $16.0 million and $6.4 million during the first nine months of 2014 and 2013, respectively.

The Company recorded income taxes at an estimated effective tax rate of 38.5% in the first nine months of 2014. In the first six months of 2013, the Company recorded income taxes at an estimated effective tax rate of 39%. In the third quarter of 2013, the Company determined that its estimated effective tax rate for the full year of 2013 would be approximately 38%. As a result, the Company recorded income taxes at a rate of 35.4% in the third quarter of 2013 in order to achieve a blended rate of 38% for the first nine months of 2013. As we continue to refine our federal and state income tax estimates, which are impacted by permanent differences impacting the effective tax rate and shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2014.

Investing Activities

Investing activities used cash of $66.8 million in the first nine months of 2014 primarily to fund: (i) the acquisitions of Precision, Foremost and PolyDyn3, totaling $62.6 million in the aggregate; and (ii) capital expenditures of $4.2 million. Investing activities used cash of $20.8 million in the first nine months of 2013 primarily to fund: (i) the acquisitions of Frontline, Premier and West Side, together totaling $16.5 million; and (ii) capital expenditures of $5.2 million. In addition, investing activities provided cash of $1.0 million related to net proceeds from the sale of the Kansas distribution facility and the sale of various machinery and equipment.

The capital plan for full year 2014 includes spending related to the ongoing replacement of our current ERP system, equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2014 of approximately $8.0 million.

Financing Activities

Net cash flows provided by financing activities were $46.2 million in the first nine months of 2014 compared to $9.4 million in the comparable 2013 period. As of September 28, 2014, availability under the revolving line of credit under the 2012 Credit Facility was approximately $17.0 million (excluding cash on hand of $2.7 million).

The net increase in borrowings of $52.3 million under the Company’s revolving line of credit in the first nine months of 2014 primarily reflected the funding of the Precision, Foremost and PolyDyn3 acquisitions, stock repurchases and capital expenditures (in the aggregate totaling $73.7 million), net of debt reduction. For the first nine months of 2013, net long-term debt borrowings of $13.3 million included borrowings on the 2012 Credit Facility to fund the September 2013 acquisitions.

In the first nine months of 2013, the Company used cash to repurchase 407,330 shares of common stock, for a total cost of $6.1 million, under the $10.0 million stock repurchase program authorized by the Board in February 2013. In February 2014, the Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the following 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization.

In the first nine months of 2014, the Company repurchased 172,729 shares at an average price of $40.11 per share for a total cost of approximately $6.9 million. Since the inception of the stock repurchase program in February 2013 through October 24, 2014, the Company has repurchased in the aggregate 704,137 shares at an average price of $25.47 per share for a total cost of approximately $17.9 million. As of October 24, 2014, there was approximately $8.2 million available to be repurchased under the authorized stock repurchase program.

Cash provided by financing activities in the first nine months of 2014 and 2013 also included $1.1 million and $2.4 million, respectively, at the then estimated effective combined federal and state tax rate, related to the realization of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2013 and 2012, respectively. These tax benefits were recorded to shareholders’ equity upon realization.

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

At September 28, 2014, the Company had $107.3 million outstanding under its Revolver which consisted of $96.0 million of borrowings under the LIBOR-based option and $11.3 million of borrowings under the Base Rate-based option. The interest rate for borrowings under the Revolver at September 28, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.625%). At December 31, 2013, the Company had $55.0 million of borrowings outstanding, all of which were under the LIBOR-based option of LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2012 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $10.0 million for 2014 and for subsequent fiscal years, exclusive of acquisitions. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

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

As of and for the fiscal nine-month period ended September 28, 2014, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal nine-month period ended September 28, 2014 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.50	1.50
Consolidated interest coverage ratio (12-month period)	2.25	7.30
Annual capital expenditures limitation (actual year-to-date)	$10,000	$4,184

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

Borrowings under the revolving line of credit under the 2012 Credit Facility are subject to a maximum borrowing limit of $125.0 million and are subject to variable rates of interest. The Company has the option to increase the revolving credit in an amount of up to $20.0 million upon request to and subject to the approval of the Lenders. The unused availability under the 2012 Credit Facility as of September 28, 2014 was $17.0 million. In addition, the Company had cash and cash equivalents of $2.7 million as of September 28, 2014. We believe that our existing cash and cash equivalents, cash generated from operations, and available borrowings under our 2012 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2012 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2012 Credit Agreement. For the first nine months of 2014 and for the fiscal year ended December 31, 2013, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the 2012 Credit Agreement.

In 2014, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, acquiring businesses and product lines that meet established criteria, and the ongoing implementation of our new ERP system at our operating divisions that have not yet been converted, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s previously announced stock buyback program.

Our working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV and MH industries, the timing of deliveries, and the payment cycles of our customers. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would seek to revise our operating strategies accordingly. We will continue to assess our liquidity position and potential sources of supplemental liquidity in view of our operating performance, current economic and capital market conditions, and other relevant circumstances.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and generally had been at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers to the September/October timeframe, whereby dealers are delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the mid-third quarter and extending through October, and when combined with our increased concentration in the RV industry, led to a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year.

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

At September 28, 2014, our total debt obligations under the 2012 Credit Agreement were under LIBOR-based and prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $1.1 million, assuming average related revolving debt subject to variable rates of $107.3 million, which was the amount of related borrowings at September 28, 2014 subject to variable rates.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 28, 2014 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on information contained in filings by Tontine Capital with the SEC on March 19, 2014, April 3, 2014, and on various dates during the period of July 16, 2014 through October 9, 2014, the aggregate number of shares of the Company’s common stock beneficially owned by Tontine Capital was 2,340,529 as of October 9, 2014, or 22.1% of our shares then outstanding, a decrease from 2,559,430 shares as of March 16, 2014 or 24.0% of our common stock then outstanding. The decrease reflects the dispositions on March 17 through March 19, 2014, and from July 14 through October 6, 2014, of 193,901 shares in the aggregate held by Tontine Capital (including 135,901 shares sold pursuant to the 10b5-1 Plan described below), as well as the distribution on April 1, 2014 of 25,000 shares to investors in connection with the redemption of ownership interests in an affiliate of Tontine Capital held by those investors.

Based on information contained in a filing by Tontine Capital with the SEC on June 20, 2014, Tontine Capital entered into a 10b5-1 Plan on June 13, 2014 with Cantor Fitzgerald & Co. (“Cantor”) in which Tontine Capital directed Cantor to seek to dispose of up to 150,000 shares of the Company’s common stock held by Tontine Capital between July 14, 2014 and February 28, 2015. Transactions under the 10b5-1Plan are subject to certain price restrictions and Tontine Capital may terminate the 10b5-1 Plan at any time. As of October 24, 2014, Tontine Capital has sold 135,901 shares pursuant to the 10b5-1 Plan.

Tontine Capital has the ability to influence our affairs significantly, including all matters requiring shareholder approval, including the election of our directors, the adoption of amendments to our Articles of Incorporation, the approval of mergers and sales of all or substantially all of our assets, decisions affecting our capital structure and other significant corporate transactions. In addition to its current major interest, pursuant to a Securities Purchase Agreement with Tontine Capital, dated April 10, 2007, if Tontine Capital (i) holds between 7.5% and 14.9% of our common stock then outstanding, Tontine Capital has the right to appoint one nominee to our board; or (ii) holds at least 15% of our common stock then outstanding, Tontine Capital has the right to appoint two nominees to our board. As of October 24, 2014, Tontine Capital has one director on the Company’s board of directors and has not exercised its right to nominate a second director to the board.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 30-July 27, 2014	-	$-	-	$16,316,946
July 28-August 31, 2014	17,016	41.10	17,016	15,617,548
Sept. 1-Sept. 28, 2014	61,167	41.61	61,167	13,072,311
Total	78,183	41.50	78,183

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)

On February 22, 2013, the Board authorized a stock repurchase program for purchasing up to $10.0 million of the Company’s common stock over the following 12 months. On February 13, 2014, the Board authorized an increase in the amount of the Company’s stock that may be acquired through the existing stock repurchase program over the following 12 months to $20.0 million, including approximately $3.9 million available under the previous authorization.

In the third quarter of 2014, the Company repurchased 78,183 shares at an average price of $41.50 per share for a total cost of approximately $3.2 million. In the first nine months of 2014, the Company repurchased 172,729 shares at an average price of $40.11 per share for a total cost of approximately $6.9 million.

In the period from September 29, 2014 to October 24, 2014 (during the Company’s fourth fiscal quarter), the Company repurchased 124,078 shares at an average price of $39.72 per share for a total cost of approximately $4.9 million. Since the inception of the stock repurchase program in February 2013 through October 24, 2014, the Company has repurchased in the aggregate 704,137 shares at an average price of $25.47 per share for a total cost of approximately $17.9 million. As of October 24, 2014, there was approximately $8.2 million available to be repurchased under the authorized stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 7, 2014	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 7, 2014	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer