Form 10-Q
period 2015-03-29
PATRICK INDUSTRIES INC
filed 2015-05-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2015

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

Yes [ ] No [X]

As of April 24, 2015, there were 10,293,216 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidated Statements of Financial Position
March 29, 2015 and December 31, 2014	3
Condensed Consolidated Statements of Income
First Quarter Ended March 29, 2015 and March 30, 2014	4
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 29, 2015 and March 30, 2014	5
Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 6. EXHIBITS	32
SIGNATURES	32

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Mar. 29, 2015	Dec. 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$69	$123
Trade receivables, net	68,718	32,637
Inventories	74,284	71,020
Deferred tax assets	3,654	4,563
Prepaid expenses and other	2,648	6,453
Total current assets	149,373	114,796
Property, plant and equipment, at cost	125,740	120,439
Less accumulated depreciation	64,909	63,086
Property, plant and equipment, net	60,831	57,353
Goodwill	47,107	31,630
Other intangible assets, net of accumulated amortization (2015: $11,728; 2014: $10,069)	63,856	49,544
Deferred financing costs, net of accumulated amortization (2015: $1,871; 2014: $1,770)	956	1,024
Other non-current assets	1,198	1,214
TOTAL ASSETS	$323,321	$255,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$43,506	$29,754
Accrued liabilities	15,916	15,388
Total current liabilities	59,422	45,142
Long-term debt	149,759	101,054
Deferred compensation and other	2,213	2,239
Deferred tax liabilities	3,790	4,358
TOTAL LIABILITIES	215,184	152,793

SHAREHOLDERS’ EQUITY
Common stock	54,740	54,769
Additional paid-in-capital	8,568	7,459
Accumulated other comprehensive income	31	31
Retained earnings	44,798	40,509
TOTAL SHAREHOLDERS’ EQUITY	108,137	102,768
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,321	$255,561

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
	March 29,	March 30,
(thousands except per share data)	2015	2014

NET SALES	$223,388	$170,150
Cost of goods sold	187,994	143,003
GROSS PROFIT	35,394	27,147

Operating Expenses:
Warehouse and delivery	6,659	6,112
Selling, general and administrative	11,519	8,500
Amortization of intangible assets	1,659	787
Gain on sale of fixed assets	(6)	(13)
Total operating expenses	19,831	15,386

OPERATING INCOME	15,563	11,761
Interest expense, net	804	549
Income before income taxes	14,759	11,212
Income taxes	5,609	4,316
NET INCOME	$9,150	$6,896

BASIC NET INCOME PER COMMON SHARE	$0.90	$0.64
DILUTED NET INCOME PER COMMON SHARE	$0.89	$0.64

Weighted average shares outstanding
- Basic	10,218	10,702
- Diluted	10,318	10,815

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,150	$6,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,891	1,324
Amortization of intangible assets	1,659	787
Stock-based compensation expense	1,024	733
Deferred compensation expense	83	83
Deferred income taxes	341	900
Gain on sale of fixed assets	(6)	(13)
Decrease in cash surrender value of life insurance	23	23
Deferred financing amortization	101	87
Change in operating assets and liabilities, net of business acquisitions:
Trade receivables	(31,691)	(20,198)
Inventories	(1,301)	(3,170)
Prepaid expenses and other	3,841	2,423
Accounts payable and accrued liabilities	12,124	17,672
Payments on deferred compensation obligations	(80)	(76)
Net cash provided by (used in) operating activities	(2,841)	7,471

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,866)	(914)
Proceeds from sale of property, equipment and facility	26	19
Business acquisitions	(39,579)	-
Other	(7)	(7)
Net cash used in investing activities	(41,426)	(902)

CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt borrowings (payments), net	48,705	(7,606)
Payment of deferred financing costs	(33)	(1)
Stock repurchases under buyback program	(5,650)	-
Realization of excess tax benefit on stock-based compensation	1,204	1,037
Proceeds from exercise of stock options, including tax benefit	16	26
Payments on capital lease obligations	(29)	(36)
Net cash provided by (used in) financing activities	44,213	(6,580)
Decrease in cash and cash equivalents	(54)	(11)
Cash and cash equivalents at beginning of year	123	34
Cash and cash equivalents at end of period	$69	$23

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 29, 2015 and December 31, 2014, and its results of operations and cash flows for the three months ended March 29, 2015 and March 30, 2014.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 29, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

In preparation of Patrick’s condensed consolidated financial statements as of and for the quarter ended March 29, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements. See Notes 6, 8 and 13 for events that occurred subsequent to the balance sheet date.

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

The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for periods prior to the effective date would be provided in the notes to the financial statements as previously reported under the current revenue standard.

The guidance was originally effective for annual and interim periods beginning after December 15, 2016 and early adoption was not permitted. In April 2015, the FASB proposed revised guidance that, if adopted, defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. Under the proposed revised guidance, an entity would, however, be permitted to elect to adopt the amendments as of the original effective date. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time. The Company is also working to determine the appropriate method of transition to the guidance.

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

Debt Issuance Costs

In April 2015, the FASB issued guidance that would require that debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2015 and early adoption is permitted.

The guidance should be applied on a retrospective basis in which the statement of financial position of each period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its results of operations or financial condition.

3.       INVENTORIES

  Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Mar. 29, 2015	Dec. 31, 2014
Raw materials	$40,265	$39,283
Work in process	5,873	5,607
Finished goods	4,460	4,897
Less: reserve for inventory obsolescence	(1,485)	(1,288)
Total manufactured goods, net	49,113	48,499
Materials purchased for resale (distribution products)	26,067	23,049
Less: reserve for inventory obsolescence	(896)	(528)
Total materials purchased for resale (distribution products), net	25,171	22,521
Total inventories	$74,284	$71,020

4.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), Precision Painting Group (“Precision”), Foremost Fabricators, LLC (“Foremost”), PolyDyn3, LLC (“PolyDyn3”), Charleston Corporation (“Charleston”), and Better Way Partners, LLC d/b/a Better Way Products (“Better Way”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, Premier, Precision, Foremost, PolyDyn3, Charleston and Better Way remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”), John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), and Foremost, which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the first quarter ended March 29, 2015 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill and indefinite-lived intangible assets during the first quarter of 2015.

In February 2015, the Company acquired the business and certain assets of Better Way. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $11,505; trademarks - $1,882; non-compete agreements - $2,534; and goodwill - $15,477. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. Better Way is included in the Manufacturing segment. See Note 5 for further details.

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 29, 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$25,309	$6,321	$31,630
Acquisitions	15,477	-	15,477
Balance - March 29, 2015	$40,786	$6,321	$47,107

Other Intangible Assets

Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of March 29, 2015, the other intangible assets balance of $63.9 million is comprised of $10.9 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $53.0 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from two to 19 years.

For the finite-lived intangible assets attributable to the 2015 acquisition of Better Way, the useful life pertaining to non-compete agreements and customer relationships was five years and 10 years, respectively. Trademarks have an indefinite life, and therefore, no amortization expense has been recorded.

Other intangible assets, net consist of the following as of March 29, 2015 and December 31, 2014:

(thousands)	Mar. 29, 2015	Weighted Average Useful Life	Dec. 31, 2014	Weighted Average Useful Life
Customer relationships	$55,774	11 years	$44,269	11 years
Non-compete agreements	8,934	3 years	6,350	3 years
Trademarks	10,876		8,994
	75,584		59,613
Less: accumulated amortization	(11,728)		(10,069)
Other intangible assets, net	$63,856		$49,544

Changes in the carrying value of other intangible assets for the three months ended March 29, 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$36,491	$13,053	$49,544
Acquisitions	15,971	-	15,971
Amoritization	(1,246)	(413)	(1,659)
Balance - March 29, 2015	$51,216	$12,640	$63,856

5.       ACQUISITIONS

General

The Company completed a total of four acquisitions in 2014 and one acquisition in the first quarter of 2015 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. Intangible asset values were estimated using income based valuation methodologies. See Note 4 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the first quarter ended March 29 2015, revenue and operating income of approximately $6.5 million and $0.8 million, respectively, was included in the Company’s condensed consolidated statements of income pertaining to the business acquired in 2015. There were no businesses acquired in the first quarter of 2014. Acquisition-related costs associated with the business acquired in 2015 were immaterial.

2015 Acquisition

Better Way

In February 2015, the Company acquired the business and certain assets of Better Way, a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine, and transit vehicle markets, for a net purchase price of approximately $39.6 million.

The acquisition of Better Way, with operating facilities located in New Paris, Bremen and Syracuse, Indiana, provides the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for Better Way are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second quarter of 2015. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$4,440
Inventories	1,963
Property, plant and equipment	3,500
Prepaid expenses	59
Accounts payable and accrued liabilities	(1,781)
Intangible assets	15,921
Goodwill	15,477
Total net purchase price	$39,579

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

PolyDyn3

In September 2014, the Company acquired the business and certain assets of Elkhart, Indiana-based PolyDyn3, a custom fabricator of simulated wood and stone products such as headboards, fireplaces, ceiling medallions, columns and trims, for the RV market, for a net purchase price of $1.3 million.

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

Charleston

In November 2014, the Company acquired the business and certain assets of Bremen, Indiana-based Charleston, a manufacturer of fiberglass and plastic components primarily used in the RV, marine, and vehicle aftermarket industries, for a net purchase price of $9.5 million.

This acquisition provided the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for Charleston are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,931
Inventories	1,033
Property, plant and equipment	3,056
Prepaid expenses	7
Accounts payable and accrued liabilities	(2,042)
Intangible assets	2,783
Goodwill	2,706
Total net purchase price	$9,474

Pro Forma Information

The following pro forma information for the first quarters ended 2015 and 2014 assumes the Better Way acquisition (which was acquired in February 2015) and the Foremost acquisition (which was acquired in June 2014) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Better Way and Foremost, combined with the results prior to their respective acquisition dates adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense of (i) $0.2 million and $0.4 million for the first quarter ended March 30, 2015 and March 29, 2014, respectively, related to intangible assets acquired in the Better Way acquisition, and (ii) $0.5 million related to intangible assets acquired in the Foremost acquisition for the first quarter ended March 30, 2014. Pro forma information related to the other businesses acquired in 2015 and 2014 is not included in the table below, as their financial results were not considered significant to the Company’s operating results for the periods presented.

	First Quarter Ended
(thousands except per share data)	March 29, 2015	March 30, 2014
Revenue	$229,296	$200,663
Net income	9,650	7,862
Net income per share – basic	0.94	0.73
Net income per share – diluted	0.94	0.73

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.       STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $1.0 million and $0.7 million for the first quarters ended March 29, 2015 and March 30, 2014, respectively, for its stock-based compensation plans on the condensed consolidated statements of income.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model. The Board of Directors (the “Board”) approved the following share grants in 2014: 34,000 shares on February 12, 2014, 65,668 shares on February 18, 2014, 10,560 shares on May 22, 2014, and 296 shares on September 30, 2014. In addition, on February 18, 2014, the Board approved the issuance of a total of 44,001 restricted stock units (“RSUs”) under the Company’s 2009 Omnibus Incentive Plan (the “Plan”), of which 14,667 of those RSUs were granted on that same date.

The Board approved the following share grant in the first quarter of 2015: 85,086 shares on February 16, 2015. In addition, on March 30, 2015, the beginning of the Company’s fiscal second quarter, the Board approved a share grant of 200 shares and granted an additional 14,667 RSUs under the Plan as discussed above.

As of March 29, 2015, there was approximately $8.9 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 23.6 months.

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

Net income per common share is calculated for the first quarter periods as follows:

(thousands except per share data)	March 29, 2015	March 30, 2014
Net income for basic and diluted per share calculation	$9,150	$6,896
Weighted average common shares outstanding - basic	10,218	10,702
Effect of potentially dilutive securities	100	113
Weighted average common shares outstanding - diluted	10,318	10,815
Basic net income per common share	$0.90	$0.64
Diluted net income per common share	$0.89	$0.64

8.       DEBT

Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”) as participant, to establish a five-year $80.0 million revolving secured senior credit facility (the “Credit Facility”).

On June 26, 2014 and November 7, 2014, the Company entered into amendments to the Credit Agreement to increase the maximum borrowing limit under the revolving line of credit (the “Revolver”) to $125.0 million and $165.0 million, respectively, and to add Key Bank National Association (“Key Bank”) as a participant. On February 13, 2015, the Credit Agreement was further amended to expand the Credit Facility to $185.0 million.

The Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

●	The maturity date for the Credit Facility is October 24, 2017;
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

At March 29, 2015, the Company had $149.8 million outstanding under its Revolver which consisted of $140.5 million of borrowings under the LIBOR-based option and $9.3 million of borrowings under the Base Rate-based option. At December 31, 2014, the Company had $101.1 million outstanding under its Revolver, which consisted of $97.0 million of borrowings under the LIBOR-based option and $4.1 million of borrowings under the Base Rate-based option. The interest rate for borrowings under the Revolver at both March 29, 2015 and December 31, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). These same interest rates were applicable during the first quarters ended March 29, 2015 and March 30, 2014. The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $10.0 million for 2014 and for subsequent fiscal years, exclusive of acquisitions. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the Credit Agreement to (ii) the sum of outstanding obligations under the Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal three-month period ended March 29, 2015, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal three-month period ended March 29, 2015 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.00	1.80
Consolidated interest coverage ratio (12-month period)	2.25	3.32
Annual capital expenditures limitation (actual year-to-date)	$10,000	$1,866

Interest paid for the first quarter ended March 29, 2015 and March 30, 2014 (in thousands) was $789 and $531, respectively.

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”,) by and among the Company, the lenders party thereto, and Wells Fargo, as Administrative Agent. The 2015 Credit Agreement amends and restates the Company’s existing Credit Agreement, which was scheduled to expire in October 2017, and extends the maturity to April 2020. The 2015 Credit Agreement provides for a $175.0 million revolving credit facility and a $75.0 million term loan. See Note 13 for additional details.

9.      FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 29, 2015 and December 31, 2014 because of the relatively short maturities of these financial instruments. The carrying amount of long-term debt approximated fair value as of March 29, 2015 and December 31, 2014 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding long-term debt.

10.     INCOME TAXES

The Company recorded income taxes at an estimated full year effective rate of 38.0% in the first quarter of 2015 and 38.5% in the first quarter of 2014.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $1.6 million at December 31, 2014, of which approximately $1.3 million were remaining to be utilized as of March 29, 2015. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2015.

In the first three months of 2015 and 2014, the Company realized approximately $1.2 million and $1.0 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in 2015 and 2014.

The Company paid income taxes of $1.7 million in the first quarter of 2015 and $8,976 in the first quarter of 2014.

11.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz countertop fabrication division, an exterior graphics division, an RV painting division, a fabricated aluminum products division, a simulated wood and stone products division, and a fiberglass and plastic components division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 76% of the Company’s net sales in both the first quarter of 2015 and the first quarter of 2014.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, FRP products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 24% of the Company’s net sales in both the first quarter of 2015 and the first quarter of 2014.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended March 29, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$170,347	$53,041	$223,388
Intersegment sales	4,503	801	5,304
Total sales	174,850	53,842	228,692
Operating income	18,321	3,293	21,614

First Quarter Ended March 30, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$128,686	$41,464	$170,150
Intersegment sales	5,062	601	5,663
Total sales	133,748	42,065	175,813
Operating income	13,144	2,297	15,441

The table below presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	March 29, 2015	March 30, 2014
Operating income for reportable segments	$21,614	$15,441
Unallocated corporate expenses	(4,392)	(2,893)
Amortization of intangible assets	(1,659)	(787)
Consolidated operating income	$15,563	$11,761

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

12.    STOCK REPURCHASE PROGRAM

On February 17, 2015, the Company’s Board authorized an increase in the amount of the Company’s common stock that may be acquired under its existing stock buyback program over the following 12 months to $20.0 million.

In the first quarter of 2015, the Company repurchased 130,500 shares at an average price of $43.29 per share for a total cost of approximately $5.7 million. Since the inception of the stock repurchase program in February 2013 through March 29, 2015, the Company has repurchased in the aggregate 882,580 shares at an average price of $29.07 per share for a total cost of approximately $25.7 million.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

13.    SUBSEQUENT EVENTS

Termination of Shareholder Rights Agreement

On April 16, 2015, the Company accelerated the expiration date of the Rights Agreement, dated March 21, 2006, between Patrick Industries, Inc. and National City Bank, as Rights Agent (as so amended, the “Rights Agreement”) so that the Rights Agreement terminated at the close of business on April 16, 2015 and, therefore, the Rights issued under the Rights Agreement expired at that time.

Common Stock Split

On April 27, 2015, the Company’s Board declared a three-for-two stock split, to be effected in the form of a stock dividend, payable in the form of one share of common stock for every two shares of the Company’s common stock held. The split is effective for shareholders of record as of May 15, 2015 and will be payable on May 29, 2015.

2015 Credit Facility

On April 28, 2015, the Company entered into the 2015 Credit Agreement with Wells Fargo as Administrative Agent and a lender, and Fifth Third, Key Bank, Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility) . The 2015 Credit Facility is comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement amends and restates the Company’s existing Credit Agreement, which was scheduled to expire in October 2017.

The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2015 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

●	The maturity date for the 2015 Credit Facility is April 28, 2020;
●	The Company has the option to increase the 2015 Revolver by an amount up to $50.0 million, subject to certain conditions.
●	The Term Loan will be repaid in installments of approximately $2.7 million per quarter starting on June 30, 2015, with the remaining balance due at maturity;
●

The interest rates for borrowings under the Revolver and the Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2015 Revolver;

●	The 2015 Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;
●	Up to $10.0 million of the 2015 Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;
●

The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated fixed charge coverage ratio, and other covenants include limitations and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments; and

●	Customary prepayment provisions, representations, warranties and covenants, and events of default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 29 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 29, 2015 Compared to 2014

REVIEW BY BUSINESS SEGMENT

First Quarter Ended March 29, 2015 Compared to 2014

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The first quarter of 2015 reflected a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towable and motorized units, and improving conditions in the industrial markets, as evidenced by year over year growth in new housing starts. In addition, the manufactured housing (“MH”) industry also saw a year-over-year shipment improvement in the first quarter of 2015 and experienced seasonally typical sales activity. We are seeing resilience, in particular in the RV market, with what we believe to be upside potential in the immediate future based on current indicators including positive traffic on dealer retail lots, retail sales and wholesale shipment statistics trending similar to recent years, and overall balance related to dealer inventory levels when compared to original equipment manufacturer (“OEM”) production levels. Additionally, the MH industry appears to be gaining modest strength as expected, and both our MH and industrial businesses continue to outperform the markets. Overall, we have continued to capture market share through our strategic acquisitions, product line extensions, and new product initiatives. We expect the three primary markets that we serve to experience steady growth in the remainder of 2015 with full year seasonal patterns tracking trends consistent with the prior year.

RV Industry

The RV industry, which is our primary market and comprised 78% of the Company’s first quarter 2015 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), shipment levels reached 97,074 units in the first quarter of 2015, representing an increase of approximately 8% versus the prior year period, and resulted in year-over-year shipment increases in all but one quarter since the fourth quarter of 2009. The RV industry experienced strong monthly increases in wholesale shipment levels in the first quarter of 2015 compared to the prior year quarter, continuing the strength in order rates experienced in the latter half of the fourth quarter of 2014 that also exceeded expected seasonal patterns. We believe that this changing seasonal pattern reflected the OEMs’ goal to mitigate potential weather and transportation delays in the first quarter of 2015 in anticipation of expected retail demand following the strong dealer show season in the third and fourth quarters of 2014, while also better balancing their production schedules in order to maintain efficiencies. Overall OEM and dealer sentiment in the RV industry remains positive as we head into the height of the selling season in anticipation of strong retail traffic on dealer lots and expected continued year over year growth.

Industry reports indicate that RV dealer inventory levels continue to be in line with retail demand. We expect to see quarterly revenue growth for the remainder of 2015 compared to 2014 exclusive of the revenue contribution of the acquisitions we completed in 2014 and in the first quarter of 2015.

We believe that, based on the factors mentioned above, as well as favorable demographic trends, the RV industry has a positive long-term outlook as overall economic conditions continue to improve. On a macroeconomic level, as consumer confidence has improved over the last five years, there have been year-over-year increases in RV shipments for the same time period. Strong demographic indicators point to a positive long-term outlook not only with the increasing number of baby boomers reaching retirement age, but also with increasing RV demand in the 35-54 demographic age group. We anticipate that RV industry growth will continue into the remainder of 2015 when compared to the prior year, barring any global, political or other factors that negatively impact consumer confidence for an extended period of time.

MH Industry

The MH industry represented approximately 12% of the Company’s first quarter 2015 sales. The Company estimates that wholesale unit shipments in the MH industry increased approximately 11% in the first quarter of 2015 compared to the prior year quarter, representing the strongest quarterly improvement in wholesale unit shipment levels since the third quarter of 2013. While we do not anticipate significant growth in the MH market in the near term, we believe there is opportunity for moderate year-over-year growth, with limited downside risk, based on volumes returning to their historical relationship with new housing starts and assuming the availability of credit and recalibration of quality credit standards. On average over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts, while wholesale unit shipment levels in the MH industry have averaged approximately 10% of the level of single-family housing starts over the last 10 years.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, favorable changes in financing laws, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. Although there is still overhang related to the factors that negatively impacted demand in the MH industry in recent years, including the lack of financing alternatives and credit availability, slow job growth and, in certain area, excess residential housing inventories, we believe that there is also longer term potential for this industry as residential housing demand recovers. Additionally, manufactured housing provides a cost effective alternative for those individuals and families seeking to establish or re-establish home ownership, or whose credit ratings have been impacted by the economic and job environment over the past several years. We also believe manufactured housing to be an attractive option for those who have migrated to temporary and multi-family housing alternatives.

Industrial Market

The industrial market, which accounted for 10% of our first quarter 2015 sales and is comprised primarily of the kitchen cabinet industry, retail and commercial fixture market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories, and a focus on opportunities in the commercial markets. We estimate approximately 51% of our industrial revenue base was directly tied to the residential housing market in the first quarter of 2015 with the remaining 49% in the retail and commercial markets, mainly in the retail fixtures and office and institutional furnishings markets. New housing starts in the first quarter of 2015 increased approximately 4% when compared to the first quarter of 2014 (as reported by the U.S. Department of Commerce) and we saw our industrial sales increase approximately 23% as a result of both acquisition and organic growth. In addition, a portion of our sales improvement in the industrial markets in the first quarter of 2015 was the result of the unusually harsh weather we experienced in 2014, particularly in the Midwest, which delayed many retail projects during that timeframe. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and increased penetration into the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, office, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets. In addition, we believe that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.

2015 Outlook

In general, the three primary markets that we serve experienced steady growth in the first quarter of 2015, which we expect to continue throughout the remainder of 2015. The RVIA currently forecasts that RV unit shipment levels for fiscal full year 2015 will increase approximately 6% when compared to 2014. In addition, we anticipate a further increase in production levels in the MH industry in 2015, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts as projected by the National Association of Home Builders (the “NAHB”) for the full year 2015. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2015 to increase by approximately 10% compared to 2014. New housing starts in 2015 are estimated to improve by approximately 10% year-over-year (as forecasted by the NAHB as of March 31, 2015) consistent with improving overall economic conditions.

We believe we are well-positioned to increase revenues in each of the primary markets we serve as the overall economy continues to improve. While our visibility related to longer-term industry conditions is limited to approximately six months, we expect to continue to see quarterly year-over-year revenue growth for the remainder of fiscal year 2015, exclusive of the revenue contribution of the acquisitions we completed in 2014 and in the first quarter of 2015.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the remainder of 2015 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. In the first quarter of 2015, capital expenditures were approximately $1.9 million versus $0.9 million in the first quarter of 2014. The current capital plan for full year 2015 includes expenditures approximating $8.0 million, and includes the ongoing replacement of our Enterprise Resource Planning (“ERP”) system at our operating divisions that have not yet been converted, the replacement and upgrading of production equipment to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements.

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 29, 2015 Compared to 2014

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	First Quarter Ended
	March 29,	March 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	84.2	84.0
Gross profit	15.8	16.0
Warehouse and delivery expenses	3.0	3.6
Selling, general and administrative expenses	5.1	5.0
Amortization of intangible assets	0.7	0.5
Gain on sale of fixed assets	-	-
Operating income	7.0	6.9
Interest expense, net	0.4	0.3
Income taxes	2.5	2.5
Net income	4.1	4.1

Net Sales. Net sales in the first quarter of 2015 increased $53.3 million or 31.3%, to $223.4 million from $170.1 million in the first quarter of 2014. The increase was attributable to a 35% increase in the Company’s revenue from the RV industry, an 18% increase in revenue from the MH industry, and a 23% increase in revenue from the industrial markets.

The Company estimates organic growth in the first quarter of 2015 at approximately 9%, or $15.5 million of the total revenue increase.   The remaining $37.8 million of the revenue increase in the first quarter of 2015 reflects the contribution of Better Way Partners, LLC d/b/a Better Way Products (“Better Way”) which was acquired in February 2015, as well the contribution of the acquisitions completed in 2014: Precision Painting, Inc., Carrera Custom Painting, Inc., Millennium Paint, Inc., and TDM Transport, Inc. (collectively, “Precision”) in June 2014; Foremost Fabricators, LLC (“Foremost”) in June 2014; PolyDyn3 LLC (“PolyDyn3”) in September 2014; and Charleston Corporation (“Charleston”) in November 2014.

The organic sales increase in the first quarter of 2015 is primarily attributable to: (i) increased RV, MH, and Industrial market penetration, (ii) improved retail fixtures and office and institutional furnishings sales in the industrial market, and (iii) an increase in wholesale unit shipments in the RV and MH industries. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

The Company’s RV content per unit (on a trailing twelve-month basis) for the first quarter of 2015 increased approximately 19% to $1,629 from $1,364 for the first quarter of 2014. The MH content per unit (on a trailing twelve-month basis) increased approximately 8% to an estimated $1,723 from $1,599 for the comparable 2014 period.

The RV industry, which represented 78% of the Company’s sales in the first quarter of 2015, saw wholesale unit shipments increase by approximately 8% in that period compared to 2014. The Company estimates that the MH industry, which represented 12% of the Company’s sales in the first quarter of 2015, experienced an 11% increase in wholesale unit shipments in the first quarter of 2015, compared to the prior year period. The industrial market sector accounted for approximately 10% of the Company’s sales in the first quarter of 2015. We estimate that approximately 51% of our industrial revenue base in the first quarter of 2015 was directly tied to the residential housing market, which experienced an increase in new housing starts of approximately 4% in the first quarter of 2015 (as reported by the U.S. Department of Commerce). We expect to continue to see quarterly year-over-year revenue growth in the remainder of fiscal year 2015, exclusive of the revenue contributions of the acquisitions completed in 2014 and in the first quarter of 2015.

Cost of Goods Sold. Cost of goods sold increased $45.0 million or 31.5%, to $188.0 million in first quarter 2015 from $143.0 million in 2014. As a percentage of net sales, cost of goods sold increased during the first quarter of 2015 to 84.2% from 84.0% in 2014.

Cost of goods sold as a percentage of net sales was negatively impacted during the first quarter of 2015 primarily by: (i) acquisitions completed in the prior year with gross margins lower than historical consolidated gross margins, (ii) the timing of the integration of acquisitions completed during 2014 and in the first quarter of 2015, and (iii) additional direct ship distribution business in the third and fourth quarters of 2014 which generally carries lower gross margins than our other distribution business. In addition, changing demand in certain market sectors can result in fluctuating costs of certain commodities of raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $8.3 million or 30.4%, to $35.4 million in first quarter 2015 from $27.1 million in first quarter 2014. As a percentage of net sales, gross profit decreased to 15.8% in first quarter 2015 from 16.0% in the same period in 2014. The improvement in gross profit dollars in the first quarter of 2015 compared to 2014 reflected the impact of increased revenues both from organic sources and from acquisitions, while the decrease in gross profit as a percentage of net sales is attributable to the factors described above.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.6 million or 8.9%, to $6.7 million in first quarter 2015 from $6.1 million in first quarter 2014. As a percentage of net sales, warehouse and delivery expenses were 3.0% and 3.6% in the first quarter of 2015 and 2014, respectively. The decrease as a percentage of net sales primarily reflected a reduction in fuel costs and more efficient utilization per delivery truckload.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $3.0 million or 35.5%, to $11.5 million in first quarter 2015 from $8.5 million in first quarter 2014. The net increase in SG&A expenses in the first quarter of 2015 compared to the prior year period primarily reflected the impact of additional headcount associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees. As a percentage of net sales, SG&A expenses were 5.1% and 5.0% in the first quarter 2015 and 2014, respectively.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.9 million in the first quarter of 2015 compared to the prior year period, primarily reflecting the impact of businesses acquired in June 2014 (Precision and Foremost), in September 2014 (PolyDyn3), in November 2014 (Charleston) and in February 2015 (Better Way). In the aggregate, in conjunction with the 2014 and 2015 acquisitions, the Company recognized an estimated $37.6 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $3.8 million or 32.3%, to $15.6 million in first quarter 2015 from $11.8 million in the prior year. The change in operating income is primarily attributable to the items discussed above.

Interest expense, net. Interest expense increased $0.3 million to $0.8 million in the first quarter of 2015 from $0.5 million in the prior year quarter reflecting increased borrowings primarily to fund acquisitions and increased working capital needs in the first quarter of 2015.

Income Taxes. The Company recorded income taxes at an estimated effective tax rate of 38.0% in the first quarter of 2015 and 38.5% in the first quarter of 2014. As we continue to refine our federal and state income tax estimates, which are impacted by permanent differences impacting the effective tax rate and shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the remainder of 2015.

In the first quarter of 2015 and 2014, the Company realized excess tax benefits of approximately $1.2 million and $1.0 million, respectively, related to stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013, respectively. These tax benefits were recorded to shareholders’ equity upon realization in the first quarter of 2015 and 2014 at the then estimated combined federal and state statutory tax rate.

Net Income. Net income for first quarter 2015 increased 32.7% to $9.2 million from $6.9 million in the prior year period. Net income per diluted share for the comparable periods increased 39.1% to $0.89 in 2015 from $0.64 in 2014.

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

First Quarter Ended March 29, 2015 Compared to 2014

General

Sales pertaining to the Manufacturing and Distribution segments as stated in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation to consolidated operating income is presented in Note 11 to the Condensed Consolidated Financial Statements.

	First Quarter Ended
	March 29,	March 30,
(thousands)	2015	2014
Sales
Manufacturing	$174,850	$133,748
Distribution	53,842	42,065

Gross Profit
Manufacturing	28,259	20,817
Distribution	8,190	6,844

Operating Income
Manufacturing	18,321	13,144
Distribution	3,293	2,297

Manufacturing

Sales. Sales increased $41.1 million or 30.7%, to $174.8 million in first quarter 2015 from $133.7 million in 2014. This segment accounted for approximately 76% of the Company’s consolidated net sales in both the first quarter of 2015 and the first quarter of 2014. In the first quarter of 2015, the sales increase reflected a 35% increase in the Company’s revenue from the RV industry, a 26% increase from the MH industry, and a 22% increase in revenue from the industrial markets.

Approximately $28.1 million of the revenue improvement in the first quarter of 2015 was attributable to the contribution of acquisitions completed in 2014 and 2015. The remaining sales increase of $13.0 million in the first quarter of 2015 is primarily attributable to: (i) increased RV, MH, and Industrial market penetration, (ii) an increase in wholesale unit shipments in the RV and MH industries of 8% and an estimated 11%, respectively, in the first quarter of 2015, and (iii) improved retail fixtures and office and institutional furnishings sales in the industrial market. We expect to continue to see quarterly year-over-year revenue growth for the remainder of 2015, exclusive of the revenue contributions of the acquisitions completed in 2014 and in 2015.

Gross Profit. Gross profit increased $7.5 million to $28.3 million in first quarter 2015 from $20.8 million in first quarter 2014. As a percentage of sales, gross profit increased to 16.2% in first quarter 2015 from 15.6% in 2014. Gross profit for the first quarter of 2015 improved primarily as a result of higher revenues relative to overall fixed overhead costs and ongoing organizational and process changes that enhanced labor efficiencies and increased material yields.

Operating Income. Operating income increased $5.2 million to $18.3 million in first quarter 2015 from $13.1 million in the prior year. The improvement in operating income primarily reflects the increase in gross profit mentioned above.

Distribution

Sales. Sales increased $11.7 million or 28.0%, to $53.8 million in the first quarter of 2015 from $42.1 million in 2014. This segment accounted for approximately 24% of the Company’s consolidated net sales in both the first quarter of 2015 and the first quarter of 2014. In the first quarter of 2015, the sales increase primarily reflected a 33% increase in the Company’s revenue from the RV industry, a 10% increase in revenue from the MH industry, and a 42% increase in revenue from the industrial markets.

Approximately $9.7 million of the revenue improvement in the first quarter 2015 was attributable to the contribution of acquisitions completed in 2014. Sales were also positively impacted during the first quarter of 2015 by an estimated 11% increase in wholesale unit shipments in the MH industry, and increased direct ship distribution business added in the third and fourth quarters of 2014. We expect to continue to see quarterly year-over-year revenue growth for the remainder of 2015, exclusive of the revenue contributions of the acquisitions completed in 2014.

Gross Profit. Gross profit increased $1.4 million to $8.2 million in first quarter 2015 from $6.8 million in 2014. As a percentage of sales, gross profit was 15.2% in first quarter 2015 compared to 16.3% in 2014. The decrease in gross profit as a percentage of sales for the first quarter of 2015 is primarily attributable to an increase in sales of lower margin products primarily attributable to the increased direct ship distribution business added in the third and fourth quarters of 2014 at certain of the Company’s distribution facilities.

Operating Income. Operating income in first quarter 2015 increased $1.0 million to $3.3 million from $2.3 million in 2014. The improvement in operating income primarily reflects the increase in gross profit discussed above that was partially offset by an increase in warehouse and delivery expenses and in SG&A expenses in the first quarter of 2015 compared to the prior year period.

Unallocated Corporate Expenses

Unallocated corporate expenses in the first quarter of 2015 increased $1.5 million to $4.4 million from $2.9 million in the comparable prior year period. Unallocated corporate expenses in the first quarter of 2015 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2014 and 2015 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings under our Credit Facility (as defined herein). Our principal uses of cash in 2015 are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Net cash used in operating activities was $2.8 million in the first quarter of 2015 compared to cash provided of $7.5 million in the first quarter of 2014. Net income was $9.2 million in the first quarter of 2015 compared to $6.9 million in the 2014 period. Net of acquisitions, trade receivables increased $31.7 million in first quarter 2015 and $20.2 million in first quarter 2014, reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2015, 2014 and 2013.

Net of acquisitions, inventories increased $1.3 million and $3.2 million, respectively, in the first quarter of 2015 and 2014, primarily reflecting higher sales volumes and related higher inventory levels associated with acquisitions completed in 2015, 2014 and 2013. We continue to work together with key suppliers to match lead-time and minimum order requirements, although we may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $12.1 million net increase in accounts payable and accrued liabilities in the first quarter of 2015 compared to the $17.7 million net increase in the 2014 period primarily reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

The Company paid income taxes of $1.7 million in the first quarter of 2015 and $8,976 in the first quarter of 2014.

In the first quarter of 2015 and 2014, the Company realized approximately $1.2 million and $1.0 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in the first quarter of 2015 and 2014 at the then estimated combined federal and state statutory tax rate, and are reflected in cash flows from financing activities.

Investing Activities

Investing activities used cash of $41.4 million in the first quarter of 2015 primarily to fund the acquisition of Better Way for $39.6 million and for capital expenditures of $1.9 million. Investing activities used cash of $0.9 million in the first quarter of 2014 primarily to fund capital expenditures.

The capital plan for full year 2015 includes spending related to the ongoing replacement of our current ERP system, equipment replacement and upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2015 of approximately $8.0 million.

Financing Activities

Net cash flows provided by financing activities were $44.2 million in the first quarter of 2015 compared to cash outflows of $6.6 million in the comparable 2014 period. As of March 29, 2015, availability under the revolving line of credit under the Credit Facility was approximately $34.0 million, excluding cash on hand.

The net increase in borrowings of $48.7 million under the Company’s revolving line of credit in the first quarter of 2015 primarily reflected the funding of the Better Way acquisition, stock repurchases and capital expenditures, totaling in the aggregate $47.1 million.

In the first quarter of 2015, the Company used cash to repurchase 130,500 shares of common stock for a total cost of approximately $5.7 million. There were no stock repurchases made during the first quarter of 2014.

Cash flows related to financing activities in the first quarter of 2015 and 2014 also included $1.2 million and $1.0 million, respectively, related to the realization of excess tax benefits on stock-based compensation. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

Capital Resources

Credit Facility

On October 24, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as the agent and lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”) as participant, to establish a five-year $80.0 million revolving secured senior credit facility (the “Credit Facility”).

On June 26, 2014 and November 7, 2014, the Company entered into amendments to the Credit Agreement to increase the maximum borrowing limit under the revolving line of credit (the “Revolver”) to $125.0 million and $165.0 million, respectively, and to add Key Bank National Association (“Key Bank”) as a participant. On February 13, 2015, the Credit Agreement was further amended to expand the Credit Facility to $185.0 million.

The Credit Agreement is secured by a pledge of substantially all of the assets of the Company pursuant to a Security Agreement, dated October 24, 2012, between the Company and Wells Fargo, as agent. The Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

●	The maturity date for the Credit Facility is October 24, 2017;
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

At March 29, 2015, the Company had $149.8 million outstanding under its Revolver which consisted of $140.5 million of borrowings under the LIBOR-based option and $9.3 million of borrowings under the Base Rate-based option. At December 31, 2014, the Company had $101.1 million outstanding under its Revolver, which consisted of $97.0 million of borrowings under the LIBOR-based option and $4.1 million of borrowings under the Base Rate-based option. The interest rate for borrowings under the Revolver at both March 29, 2015 and December 31, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). These same interest rates were applicable during the first quarters ended March 29, 2015 and March 30, 2014. The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.50:1.00 for the 12 month period ending on such quarter-end; (b) a required minimum consolidated interest coverage ratio under the Revolver, measured on a quarter-end basis, of at least 2.25:1.00 for the 12 month period ending on such quarter-end; and (c) a limitation on annual capital expenditures of $10.0 million for 2014 and for subsequent fiscal years, exclusive of acquisitions. If the consolidated total leverage ratio is in excess of 3.00:1.00 and less than 3.50:1.00, the Company is considered to be in compliance with this financial covenant provided it maintains an asset coverage ratio of at least 1.00 to 1.00 as of the close of each period.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) EBITDA. Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the Revolver, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The asset coverage ratio for any period is the ratio of (i) eligible amounts of the Company’s trade payables, inventory and fixed assets, minus certain reserves as defined under the Credit Agreement to (ii) the sum of outstanding obligations under the Credit Facility.

The consolidated interest coverage ratio for any period is the ratio of (i) EBITDA minus depreciation to (ii) the sum of consolidated interest expense plus restricted payments made by the Company.

As of and for the fiscal three-month period ended March 29, 2015, the Company was in compliance with all three of these financial covenants at each reporting date. The required maximum total leverage ratio, minimum interest coverage ratio, and the annual capital expenditures limitation amounts compared to the actual amounts as of and for the fiscal three-month period ended March 29, 2015 are as follows:

(thousands except ratios)	Required	Actual
Consolidated leverage ratio (12-month period)	3.00	1.80
Consolidated interest coverage ratio (12-month period)	2.25	3.32
Annual capital expenditures limitation (actual year-to-date)	$10,000	$1,866

  2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo, as Administrative Agent, and Fifth Third, Key Bank, Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility) . The 2015 Credit Facility is comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement amends and restates the Company’s Credit Agreement, which was scheduled to expire in October 2017.

The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2015 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

●	The maturity date for the 2015 Credit Facility is April 28, 2020;
●	The Company has the option to increase the 2015 Revolver by an amount up to $50.0 million, subject to certain conditions.
●	The Term Loan will be repaid in installments of approximately $2.7 million per quarter starting on June 30, 2015, with the remaining balance due at maturity;
●

The interest rates for borrowings under the 2015 Revolver and the Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2015 Revolver;

●	The 2015 Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;
●	Up to $10.0 million of the 2015 Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;
●

The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated fixed charge coverage ratio, and other covenants include limitations and restrictions concerning investments, sales of assets, liens on assets, dividends and other payments; and

●	Customary prepayment provisions, representations, warranties and covenants, and events of default.

  Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under the Credit Facility (and, effective April 28, 2015, the 2015 Credit Facility). Our principal uses of cash are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Borrowings under the revolving line of credit under the Credit Facility are subject to a maximum borrowing limit of $185.0 million (as of February 13, 2015 through April 27, 2015) and are subject to variable rates of interest. The unused availability under the Credit Facility as of March 29, 2015 was $34.0 million, excluding cash on hand, and the additional capacity from the 2015 Credit Facility as described above. For the first quarter of 2015 and for the fiscal year ended December 31, 2014, we were in compliance with all of our debt covenants at each reporting date as required under the terms of the Credit Agreement.

We believe that our existing cash and cash equivalents, cash generated from operations, and available borrowings under our Credit Facility (from January 1, 2015 through April 27, 2015) and under the 2015 Credit Facility (effective as of April 28, 2015) will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2015 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2015 Credit Agreement. In 2015, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, acquiring businesses and product lines that meet established criteria, and the ongoing implementation of our new ERP system at our operating divisions that have not yet been converted, all of which may impact our sources and uses of cash from period to period and impact our liquidity levels. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s previously announced stock buyback program.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and generally had been at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers to the September/October timeframe, whereby dealers are delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the mid-third quarter and extending through October, and when combined with our increased concentration in the RV industry, led to a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of severe weather conditions on the timing of industry-wide shipments from time to time.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, and aluminum and components used by the Company that are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and have continued to fluctuate in 2014 and 2015. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

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

At March 29, 2015, our total debt obligations under the Credit Agreement were under LIBOR-based and prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $1.5 million, assuming average related revolving debt subject to variable rates of $149.8 million, which was the amount of related borrowings at March 29, 2015 subject to variable rates.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 29, 2015 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (3)
Jan. 1 - Jan. 25, 2015	130,500	$43.29	30,500	$4,807,630
Jan. 26 - Mar. 1, 2015 (2)	4,155	44.20	-	20,000,000
Mar. 2 - Mar. 29, 2015 (2)	1,135	57.46	-	20,000,000
Total	135,790		30,500

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)

On January 28, 2015, February 16, 2015, and March 12, 2015, the Company purchased 2,436 shares, 1,719 shares, and 1,135 shares, respectively, of common stock at a purchase price of $42.25, $46.96 and $57.46 per share, respectively, for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

(3)

On February 17, 2015, the Board authorized an increase in the amount of the Company’s stock that may be acquired under the existing stock buyback program over the following 12 months to $20.0 million. In the first quarter of 2015, the Company repurchased 130,500 shares, including 100,000 shares purchased from a major stockholder in a privately negotiated transaction, at an average price of $43.29 per share for a total cost of approximately $5.7 million. Since the inception of the stock repurchase program in February 2013 through March 29, 2015, the Company has repurchased in the aggregate 882,580 shares at an average price of $29.07 per share for a total cost of approximately $25.7 million.

In the period from March 30, 2015 through April 24, 2015, there were no additional repurchases made of the Company’s common stock. As of April 24, 2015, there was $20.0 million available to be repurchased under the authorized stock repurchase program.

ITEM 6.     EXHIBITS

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.

 (Registrant)

Date: May 7, 2015	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 7, 2015	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer