Form 10-Q
period 2015-06-28
PATRICK INDUSTRIES INC
filed 2015-08-06
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2015

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

Yes [  ] No [X]

As of July 24, 2015, there were 15,451,854 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Statements of Financial Position (Unaudited)
June 28, 2015 and December 31, 2014	3
Condensed Consolidated Statements of Income (Unaudited)
Second Quarter and Six Months Ended June 28, 2015 and June 29, 2014	4
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 28, 2015 and June 29, 2014	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	30
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 6. EXHIBITS	30
SIGNATURES	31

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	June 28, 2015	Dec. 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$6,606	$123
Trade receivables, net	51,345	32,637
Inventories	73,428	71,020
Deferred tax assets	4,427	4,563
Prepaid expenses and other	3,097	6,453
Total current assets	138,903	114,796
Property, plant and equipment, net	61,466	57,353
Goodwill	49,551	31,630
Other intangible assets, net	77,245	49,544
Deferred financing costs, net	2,420	1,024
Other non-current assets	1,232	1,214
TOTAL ASSETS	$330,817	$255,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,714	$-
Accounts payable	36,429	29,754
Accrued liabilities	17,131	15,388
Total current liabilities	64,274	45,142
Long-term debt, less current maturities	139,286	101,054
Deferred compensation and other	2,177	2,239
Deferred tax liabilities	3,688	4,358
TOTAL LIABILITIES	209,425	152,793

SHAREHOLDERS’ EQUITY
Common stock	55,911	54,769
Additional paid-in-capital	8,579	7,459
Accumulated other comprehensive income	31	31
Retained earnings	56,871	40,509
TOTAL SHAREHOLDERS’ EQUITY	121,392	102,768
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$330,817	$255,561

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands except per share data)	2015 (1)	2014 (1)	2015 (1)	2014 (1)

NET SALES	$233,481	$187,855	$456,869	$358,005
Cost of goods sold	193,088	156,036	381,082	299,039
GROSS PROFIT	40,393	31,819	75,787	58,966

Operating Expenses:
Warehouse and delivery	6,826	6,659	13,485	12,771
Selling, general and administrative	11,219	8,765	22,738	17,265
Amortization of intangible assets	1,982	841	3,641	1,628
(Gain) loss on sale of fixed assets	(5)	37	(11)	24
Total operating expenses	20,022	16,302	39,853	31,688

OPERATING INCOME	20,371	15,517	35,934	27,278
Interest expense, net	898	507	1,702	1,056
Income before income taxes	19,473	15,010	34,232	26,222
Income taxes	7,400	5,779	13,009	10,095
NET INCOME	$12,073	$9,231	$21,223	$16,127

BASIC NET INCOME PER COMMON SHARE	$0.79	$0.57	$1.39	$1.00
DILUTED NET INCOME PER COMMON SHARE	$0.78	$0.57	$1.37	$1.00

Weighted average shares outstanding - Basic	15,312	16,061	15,319	16,057
- Diluted	15,513	16,142	15,498	16,132

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, reflect the impact of the three-for-two common stock split paid on May 29, 2015.

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 28, 2015	June 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,223	$16,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,819	2,688
Amortization of intangible assets	3,641	1,628
Stock-based compensation expense	2,194	1,626
Deferred compensation expense	164	165
Deferred income taxes	(534)	(16)
(Gain) loss on sale of fixed assets	(11)	24
(Increase) decrease in cash surrender value of life insurance	(5)	45
Deferred financing amortization	215	174
Change in operating assets and liabilities, net of business acquisitions:
Trade receivables	(12,554)	(17,780)
Inventories	(129)	(4,329)
Prepaid expenses and other	3,410	1,820
Accounts payable and accrued liabilities	6,104	14,678
Payments on deferred compensation obligations	(174)	(164)
Net cash provided by operating activities	27,363	16,686

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,235)	(2,368)
Proceeds from sale of property and equipment	17	37
Business acquisitions	(60,513)	(55,027)
Other	(13)	(61)
Net cash used in investing activities	(63,744)	(57,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolver and term loan, net	48,946	46,685
Payment of deferred financing costs	(1,611)	(4)
Stock repurchases under buyback program	(5,650)	(3,683)
Realization of excess tax benefit on stock-based compensation	1,215	1,071
Proceeds from exercise of stock options, including tax benefit	16	26
Payments on capital lease obligations	(52)	(73)
Net cash provided by financing activities	42,864	44,022
Increase in cash and cash equivalents	6,483	3,289
Cash and cash equivalents at beginning of year	123	34
Cash and cash equivalents at end of period	$6,606	$3,323

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 28, 2015 and December 31, 2014, and its results of operations and cash flows for the three and six months ended June 28, 2015 and June 29, 2014.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 28, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 28, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements.

The number of shares and per share amounts have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

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

The guidance was originally effective for annual and interim periods beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. Under the final revised guidance, an entity would, however, be permitted to elect to adopt the amendments as of the original effective date. The impact from the adoption of this guidance on the Company's condensed consolidated financial statements cannot be determined at this time. The Company is also working to determine the appropriate method of transition to the guidance.

Stock Compensation

In June 2014, the FASB issued revised guidance on accounting for share-based payments that will require that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The revised guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its condensed consolidated financial statements.

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

The guidance should be applied on a retrospective basis in which the statement of financial position of each period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). Upon adoption of the new guidance, assets related to deferred financing/debt issuance costs will be reclassed and presented net of debt outstanding.

Inventory

In July 2015, the FASB issued new accounting guidance for measuring the value of inventory. The core principal of the guidance is that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not apply to inventory that is being measured using the Last-In, First-Out (LIFO) or the retail inventory method.

The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	June 28, 2015	Dec. 31, 2014
Raw materials	$39,450	$39,283
Work in process	5,817	5,607
Finished goods	4,852	4,897
Less: reserve for inventory obsolescence	(1,681)	(1,288)
Total manufactured goods, net	48,438	48,499
Materials purchased for resale (distribution products)	26,037	23,049
Less: reserve for inventory obsolescence	(1,047)	(528)
Total materials purchased for resale (distribution products), net	24,990	22,521
Total inventories	$73,428	$71,020

4.      GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), Precision Painting Group (“Precision”), Foremost Fabricators, LLC (“Foremost”), PolyDyn3, LLC (“PolyDyn3”), Charleston Corporation (“Charleston”), Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), and Structural Composites of Indiana, Inc. (“SCI”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, Premier, Precision, Foremost, PolyDyn3, Charleston, Better Way and SCI remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”), John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), and Foremost, which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the second quarter and six months ended June 28, 2015 and June 29, 2014 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets during the first six months of 2015.

In February 2015, the Company acquired the business and certain assets of Better Way. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $15,935; trademarks - $3,340; non-compete agreements - $630; and goodwill - $11,177. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. Better Way is included in the Manufacturing segment. See Note 5 for further details.

In May 2015, the Company acquired the business and certain assets of SCI. The purchase was determined to be a business combination and the intangible assets recorded as a result of the acquisition included (in thousands): customer relationships - $9,301; trademarks - $1,723; non-compete agreements - $363; and goodwill - $6,744. The goodwill recognized in this transaction is expected to be deductible for income tax purposes. SCI is included in the Manufacturing segment. See Note 5 for further details.

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 28, 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$25,309	$6,321	$31,630
Acquisitions	17,921	-	17,921
Balance - June 28, 2015	$43,230	$6,321	$49,551

Other Intangible Assets

Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of June 28, 2015, the other intangible assets balance of $77.2 million is comprised of $14.1 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $63.1 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from two to 19 years.

For the finite-lived intangible assets attributable to the 2015 acquisitions of Better Way and SCI, the useful life pertaining to non-compete agreements was five years and three years, respectively, and the useful life pertaining to customer relationships for both of these acquisitions was 10 years.

Other intangible assets, net consist of the following as of June 28, 2015 and December 31, 2014:

(thousands)	June 28, 2015	Weighted Average Useful Life (years)	Dec. 31, 2014	Weighted Average Useful Life (years)
Customer relationships	$69,505	10	$44,269	11
Non-compete agreements	7,393	3.5	6,350	3
Trademarks	14,057		8,994
	90,955		59,613
Less: accumulated amortization	(13,710)		(10,069)
Other intangible assets, net	$77,245		$49,544

Changes in the carrying value of other intangible assets for the six months ended June 28, 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$36,491	$13,053	$49,544
Acquisitions	31,342	-	31,342
Amortization	(2,815)	(826)	(3,641)
Balance - June 28, 2015	$65,018	$12,227	$77,245

5.       ACQUISITIONS

General

The Company completed a total of four acquisitions in 2014 and two acquisitions in the first six months of 2015 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

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

For the second quarter ended June 28, 2015, revenue and operating income of approximately $13.8 million and $2.2 million, respectively, was included in the Company’s condensed consolidated statements of income pertaining to the two businesses acquired in 2015. The comparable six months period included revenue and operating income of approximately $20.3 million and $3.0 million, respectively. Acquisition-related costs associated with the businesses acquired in 2015 were immaterial.

For both the second quarter and six months ended June 29, 2014, revenue of approximately $1.6 million was included in the Company’s condensed consolidated statements of income pertaining to the two businesses acquired in the second quarter of 2014. Operating income for both the comparable periods was immaterial. Acquisition-related costs associated with the businesses acquired in 2014 were immaterial.

2015 Acquisitions

SCI

In May 2015, the Company acquired the business and certain assets of Ligonier, Indiana-based SCI, a manufacturer of custom molded fiberglass large front and rear caps and roofs, primarily used in the RV market, and specialty fiberglass components for the transportation, marine and other industrial markets, for a net purchase price of approximately $20.1 million.

The acquisition of SCI provides the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for SCI are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2015. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,303
Inventories	450
Property, plant and equipment	750
Prepaid expenses	20
Accounts payable and accrued liabilities	(591)
Intangible assets	11,387
Goodwill	6,744
Total net purchase price	$20,063

Better Way

In February 2015, the Company acquired the business and certain assets of Better Way, a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine, and transit vehicle markets, for a net purchase price of approximately $40.4 million.

The acquisition of Better Way, with operating facilities located in New Paris, Bremen and Syracuse, Indiana, provides the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for Better Way are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the third quarter of 2015. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$4,901
Inventories	1,829
Property, plant and equipment	3,907
Prepaid expenses	80
Accounts payable and accrued liabilities	(1,349)
Intangible assets	19,905
Goodwill	11,177
Total net purchase price	$40,450

Pro Forma Information

The following pro forma information for the second quarter and six months ended June 28, 2015 and June 29, 2014 assumes the Better Way and SCI acquisitions (which were acquired in 2015) and the Precision, Foremost and Charleston acquisitions (which were acquired in 2014) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Better Way, SCI, Precision, Foremost and Charleston, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition. There were no actual operating results in the second quarter and six months of 2014 related to the acquisition of Foremost since Foremost was acquired on the last business day of the second quarter ended June 29, 2014. Pro forma information related to the acquisition of PolyDyn3 in 2014 is not included in the table below, as its financial results were not considered significant to the Company’s operating results for the periods presented.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with each transaction of (i) $0.2 million and $0.7 million for the second quarter and six months ended June 28, 2015, respectively, and (ii) $0.7 million and $1.4 million for the second quarter and six months ended June 29, 2014, respectively.

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands except per share data)	2015	2014	2015	2014
Revenue	$236,255	$237,112	$470,213	$453,955
Net income	12,376	11,357	22,814	20,136
Net income per share – basic	0.81	0.70	1.49	1.25
Net income per share – diluted	0.80	0.70	1.47	1.25

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.      STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $1.2 million and $0.9 million for the second quarters ended June 28, 2015 and June 29, 2014, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the comparable six months periods, the Company recorded $2.2 million and $1.6 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model. The Board of Directors (the “Board”) approved the following share grants in 2014 under the Company’s 2009 Omnibus Incentive Plan (the “Plan”): 51,000 shares on February 12, 2014, 98,502 shares on February 18, 2014, 15,840 shares on May 22, 2014, and 444 shares on September 30, 2014. In addition, on February 18, 2014, the Board approved the issuance of a total of 66,002 restricted stock units (“RSUs”), of which 22,000 of those RSUs were granted on that same date.

The Board approved the following share grants under the Plan in the first six months of 2015: 127,629 shares on February 16, 2015, 300 shares on April 1, 2015, and 12,064 shares on May 19, 2015. In addition, on March 30, 2015, the beginning of the Company’s fiscal second quarter, the Board granted an additional 22,001 RSUs as discussed above.

As of June 28, 2015, there was approximately $8.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 21.0 months.

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

The number of shares and per share amounts have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

Income per common share is calculated for the second quarter and six months periods as follows:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands except per share data)	2015	2014	2015	2014
Net income for basic and diluted per share calculation	$12,073	$9,231	$21,223	$16,127
Weighted average common shares outstanding - basic	15,312	16,061	15,319	16,057
Effect of potentially dilutive securities	201	81	179	75
Weighted average common shares outstanding - diluted	15,513	16,142	15,498	16,132
Basic net income per common share	$0.79	$0.57	$1.39	$1.00
Diluted net income per common share	$0.78	$0.57	$1.37	$1.00

8.      DEBT

A summary of total debt outstanding at June 28, 2015 and December 31, 2014 is as follows:

	June 28,	Dec. 31,
(thousands)	2015	2014
Long-term debt:
Revolver	$75,000	$101,054
Term loan	75,000	-
Total long-term debt	150,000	101,054
Less: current maturities of long-term debt	10,714	-
Total long-term debt, less current maturities	$139,286	$101,054

2012 Credit Facility

Prior to April 28, 2015, the Company’s debt financing was supported by its credit agreement, dated October 24, 2012, as amended (the “2012 Credit Agreement”), among the Company, Wells Fargo Bank, National Association, as the agent and lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”) and Key Bank National Association (“Key Bank”), as participants.  The 2012 Credit Agreement consisted of a $185.0 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility, which was scheduled to mature on October 24, 2017, was replaced by the 2015 Credit Facility discussed below.

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo, as Administrative Agent and a lender, and Fifth Third, Key Bank, Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility is comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement amends and restates the Company’s 2012 Credit Agreement.

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
●

The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated fixed charge coverage ratio, and other covenants include limitations and restrictions concerning permitted acquisitions, investments, sales of assets, liens on assets, dividends and other payments; and

●	Customary prepayment provisions, representations, warranties and covenants, and events of default.

At June 28, 2015, the Company had (i) $75.0 million outstanding under the Term Loan, which consisted of $72.3 million of borrowings under the LIBOR-based option and $2.7 million of borrowings under the Based Rate-based option, and (ii) $75.0 million outstanding under its 2015 Revolver under the LIBOR-based option. At December 31, 2014, the Company had $101.1 million outstanding under the then current revolver, which consisted of $97.0 million of borrowings under the LIBOR-based option and $4.1 million of borrowings under the Base Rate-based option. The interest rate for borrowings at both June 28, 2015 and December 31, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2015 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12 month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12 month period ending on such quarter-end.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the 2015 Revolver and the Term Loan, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of (i) consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the 2015 Credit Agreement to (ii) consolidated fixed charges. Consolidated fixed charges for any period is the sum of (i) interest expense and (ii) principal payments on outstanding indebtedness under the Term Loan.

As of and for the June 28, 2015 reporting date, the Company was in compliance with both of these financial covenants. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal six-month period ended June 28, 2015 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.64
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.57

Interest paid for the second quarter and first six months of 2015 was $0.9 million and $1.7 million, respectively. For the comparable 2014 periods, interest paid was $0.5 million and $1.0 million, respectively.

9.      FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of June 28, 2015 and December 31, 2014 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of June 28, 2015 and December 31, 2014 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

10.   INCOME TAXES

The Company recorded income taxes at an estimated full year effective rate of 38.0% in the second quarter and first six months of 2015. For the comparable 2014 periods, the estimated full year effective tax rate was 38.5%.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $1.6 million at December 31, 2014, of which approximately $1.1 million were remaining to be utilized as of June 28, 2015. The Company estimates that it will utilize a significant majority of the remaining state NOLs by the end of 2015.

In the first six months of 2015 and 2014, the Company realized approximately $1.2 million and $1.1 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013, respectively. These tax benefits were recorded to shareholders’ equity upon realization in 2015 and 2014.

The Company paid income taxes of $10.3 million and $12.0 million in the second quarter and first six months of 2015, respectively. For both the comparable periods in 2014, the Company paid income taxes of $10.4 million.

11.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes a cabinet door division, a fiberglass bath fixtures division, a hardwood furniture division, a vinyl printing division, a solid surface, granite, and quartz countertop fabrication division, an exterior graphics division, an RV painting division, a fabricated aluminum products division, a simulated wood and stone products division, and a fiberglass and plastic components division. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 77% and 76% of the Company’s net sales for the six months ended June 28, 2015 and June 29, 2014, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 23% and 24% of the Company’s net sales for the six months ended June 28, 2015 and June 29, 2014, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 28, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$179,613	$53,868	$233,481
Intersegment sales	4,875	635	5,510
Total sales	184,488	54,503	238,991
Operating income	21,211	3,562	24,773

Second Quarter Ended June 29, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$142,948	$44,907	$187,855
Intersegment sales	5,253	634	5,887
Total sales	148,201	45,541	193,742
Operating income	16,271	2,552	18,823

Six Months Ended June 28, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$349,960	$106,909	$456,869
Intersegment sales	9,378	1,436	10,814
Total sales	359,338	108,345	467,683
Operating income	39,532	6,855	46,387

Six Months Ended June 29, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$271,634	$86,371	$358,005
Intersegment sales	10,315	1,235	11,550
Total sales	281,949	87,606	369,555
Operating income	29,415	4,849	34,264

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2015	2014	2015	2014
Operating income for reportable segments	$24,773	$18,823	$46,387	$34,264
Unallocated corporate expenses	(2,420)	(2,465)	(6,812)	(5,358)
Amortization of intangible assets	(1,982)	(841)	(3,641)	(1,628)
Consolidated operating income	$20,371	$15,517	$35,934	$27,278

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

In the first six months of 2015, the Company repurchased 195,750 shares at an average price of $28.86 per share for a total cost of approximately $5.7 million. There were no stock repurchases in the second quarter of 2015. Since the inception of the stock repurchase program in February 2013 through June 28, 2015, the Company has repurchased in the aggregate 1,323,870 shares at an average price of $19.38 per share for a total cost of approximately $25.7 million.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

13.    OTHER EVENTS

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

Common Stock Split

On April 27, 2015, the Company’s Board declared a three-for-two stock split, to be effected in the form of a stock dividend, payable in the form of one share of common stock for every two shares of the Company’s common stock held. The split was effective for shareholders of record as of May 15, 2015 and was paid on May 29, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on pages 28 and 29 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 28, 2015 Compared to 2014

REVIEW BY BUSINESS SEGMENT

Second Quarter and Six Months Ended June 28, 2015 Compared to 2014

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The second quarter and first six months of 2015 reflected a continuation of growth in the recreational vehicle (“RV”) market, which includes growth in both towable and motorized units, and improving conditions in the industrial markets, as evidenced by year over year growth in new housing starts. In addition, the manufactured housing (“MH”) industry also saw a year-over-year shipment improvement in the second quarter and first six months of 2015 and experienced seasonally typical sales activity.

We believe overall original equipment manufacturer (“OEM”) and dealer sentiment in the RV industry remains positive as we look forward to the 2016 model changes in anticipation of consistent retail traffic on dealer lots, retail sales and wholesale shipment statistics trending similar to recent years, and overall balance related to dealer inventory levels when compared to production levels. Additionally, the MH industry appears to be gaining modest strength, and both our MH and industrial businesses continue to outperform the markets. Overall, we have continued to capture market share through strategic acquisitions, addition of new business, and the introduction of new and innovative products.

RV Industry

The RV industry, which is our primary market and comprised 77% of the Company’s six months 2015 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 105,579 units in the second quarter of 2015, representing an increase of approximately 3% versus the prior year period, and resulted in year-over-year shipment increases in all but one quarter since the fourth quarter of 2009. In the first six months of 2015, shipment levels reached 202,653 units, an increase of approximately 6% over 2014.

In the second quarter of 2015, we started to see a shift in the RV industry towards a larger concentration of entry level and lower priced units, which has nominally impacted content per unit growth. As a result of this mix shift, we may continue to see some content volatility in the short-term. However, this mix shift primarily affects certain of our more commodity-based product lines, which generally carry lower gross margins. Further, we believe this mix shift is reflective of younger and first-time consumers entering the market, as supported by recent dealer surveys, thus broadening the market’s foundation and extending the opportunity for longer-term industry growth potential. Additionally, we believe our commitment to quality customer service and our large complement of innovative product lines at various price points position us to address our customers’ changing needs and buying patterns.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate that RV dealer inventory levels are in line with retail demand with consistent retail traffic on dealer lots through the first half of the year. Despite the RV industry approaching prior wholesale production peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including: positive industry demographic trends with younger buyers and an increasing number of baby boomers reaching retirement age, readily available financing, new and innovative products coming to market, an improving overall economic environment, and the value of the RV lifestyle related to spending quality time with families. On a macroeconomic level, as consumer confidence has generally trended higher over the last five years, there has been a related consistent trended year-over-year increase in RV shipments for the same time period. The strong demographic indicators mentioned above point to a generally positive long-term outlook in the RV market, barring any global, political or other factors that negatively impact consumer confidence for an extended period of time.

MH Industry

The MH industry represented approximately 13% of the Company’s six months 2015 sales. As estimated by the Company, wholesale unit shipments in the industry increased 4% in the second quarter of 2015 and 8% in the first six months of 2015 from the comparable prior year periods. We continue to believe there is meaningful growth potential in the MH market based on current wholesale shipment level trends and pent up demand created by the buildup in multi-family housing and apartment capacity. However, we believe the MH industry has several hurdles to overcome related to the lack of financing alternatives, current credit standards and requirements, slow job growth, and access to the asset backed securities market. We expect to see continued year over year improvement with limited risk in the near term and believe that there is the potential for this market to grow at a much higher rate in the future, especially given historical trends when compared to residential housing starts. Also, while we do not currently anticipate significant growth in this market in the second half of 2015, we do believe we are well positioned to capitalize on the upside potential of the MH market and are optimistic about the future of this industry, especially given the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

Industrial Market

The industrial market, which accounted for 10% of our first six months 2015 sales and is comprised primarily of the kitchen cabinet industry, retail and commercial fixture market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories, and a focus on opportunities in the commercial markets. We estimate approximately 50% of our industrial revenue base was directly tied to the residential housing market in the first six months of 2015 with the remaining 50% in the retail and commercial markets, mainly in the retail fixtures and office and institutional furnishings markets. New housing starts in the second quarter and first six months of 2015 increased approximately 16% and 11%, respectively, compared to the prior year periods (as reported by the U.S. Department of Commerce). In addition, our sales in the first six months of 2015 benefited primarily from continued market share gains, particularly in the office and institutional furniture markets as well as improved sales to the retail and commercial fixtures markets. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and increased penetration into the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, and office, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets. In addition, we believe that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.

Second Half 2015 Outlook

We expect the three primary markets that we serve to continue to experience quarter-over-quarter growth for the remainder of 2015 compared to 2014. As we head into the third quarter of 2015 and the RV dealer show season in the September timeframe, we expect to see seasonal patterns relatively consistent with prior years including sequential softening in the third quarter of 2015 as dealers await the new product lines for 2016.

As the RV lifestyle continues to attract new buyers to the market, the RVIA currently forecasts that RV unit shipment levels in 2015 will increase approximately 7% when compared to the full year 2014. In addition, we anticipate a further increase in production levels in the MH industry in 2015, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts as projected by the National Association of Home Builders (the “NAHB”) for the full year 2015. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2015 to increase by approximately 10% compared to 2014. New housing starts in 2015 are estimated to improve by approximately 7% year-over-year (as forecasted by the NAHB as of June 30, 2015) consistent with improving overall economic conditions.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing businesses and similar markets, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the remainder of 2015 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow. Additional focus areas include:

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. In the first six months of 2015, capital expenditures were approximately $3.2 million versus $2.4 million in the first six months of 2014. The current capital plan for full year 2015 includes expenditures approximating $8.0 million, and includes the strategic replacement and upgrading of production equipment to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, the ongoing replacement of our Enterprise Resource Planning (“ERP”) system at our operating divisions that have not yet been converted, which is progressing in accordance with plans, and other strategic capital and maintenance improvements.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 28, 2015 Compared to 2014

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.7	83.1	83.4	83.5
Gross profit	17.3	16.9	16.6	16.5
Warehouse and delivery expenses	2.9	3.5	3.0	3.6
Selling, general and administrative expenses	4.8	4.7	5.0	4.8
Amortization of intangible assets	0.8	0.4	0.8	0.5
Operating income	8.8	8.3	7.8	7.6
Interest expense, net	0.4	0.3	0.4	0.3
Income taxes	3.2	3.1	2.8	2.8
Net income	5.2	4.9	4.6	4.5

Net Sales. Net sales in the second quarter of 2015 increased $45.6 million or 24.3%, to $233.5 million from $187.9 million in the second quarter of 2014. The increase was primarily attributable to a 26% increase in the Company’s revenue from the RV industry, an 18% increase in revenues from the MH industry, and a 20% increase in revenues from the industrial markets.

Net sales in the first six months of 2015 increased $98.9 million or 27.6%, to $456.9 million from $358.0 million in the prior year period. The increase was primarily attributable to a 30% increase in the Company’s revenue from the RV industry, an 18% increase in revenues from the MH industry, and a 21% increase in revenues from the industrial markets.

The sales improvement in both the second quarter and first six months of 2015 largely reflected the contributions from six acquisitions completed in 2014 and 2015 in addition to: (i) increased RV, MH, and Industrial market penetration, (ii) improved office and institutional furnishings and retail and commercial fixtures sales in the industrial market, and (iii) an increase in wholesale unit shipments in the RV and MH industries. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months. Partially offsetting this revenue growth, particularly in the RV industry, in both the second quarter and first six months of 2015, were the mix shift towards a larger concentration of entry level and lower priced units, which nominally impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes.

The Company’s RV content per unit (on a trailing twelve-month basis) for the second quarter of 2015 increased approximately 21% to $1,707 from $1,410 for the second quarter of 2014. The MH content per unit (on a trailing twelve-month basis) increased approximately 13% to an estimated $1,797 from $1,592 for the comparable 2014 period.

The RV industry, which represented 75% and 77% of the Company’s sales in the second quarter and first six months of 2015, respectively, saw wholesale unit shipments increase by approximately 3% and 6%, respectively, in those periods compared to 2014. The MH industry, which represented 14% and 13% of the Company’s sales in the second quarter and first six months of 2015, respectively, experienced an estimated 4% and 8% increase in wholesale unit shipments in those periods, respectively, compared to the prior year periods. The industrial market sector accounted for approximately 11% and 10% of the Company’s sales in the second quarter and first six months 2015, respectively. We estimate that approximately 50% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 16% in the second quarter of 2015 and 11% in the first six months of 2015 compared to the prior year periods (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $37.1 million or 23.7%, to $193.1 million in second quarter 2015 from $156.0 million in 2014. As a percentage of net sales, cost of goods sold decreased during the second quarter of 2015 to 82.7% from 83.1% in 2014. For the first six months of 2015, cost of goods sold increased $82.1 million or 27.4%, to $381.1 million from $299.0 million in the prior year period. For the first six months of 2015, cost of goods sold as a percentage of net sales decreased to 83.4% from 83.5% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impact during the second quarter and first six months of 2015 by: (i) increased revenues relative to our overall fixed overhead costs, (ii) the impact of the timing of acquisitions completed during 2014 and 2015, (iii) price declines in certain more commodity-oriented raw materials, and (iv) ongoing process changes that primarily improved material yields. In addition, increased demand in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $8.6 million or 26.9%, to $40.4 million in second quarter 2015 from $31.8 million in second quarter 2014. For the six months periods, gross profit increased $16.8 million or 28.5%, to $75.8 million in 2015 from $59.0 million in 2014. As a percentage of net sales, gross profit increased to 17.3% in second quarter 2015 from 16.9% in the same period in 2014, and increased to 16.6% in the first six months of 2015 from 16.5% in the prior year period. The improvement in gross profit dollars and as a percentage of net sales in the second quarter and first six months of 2015 compared to 2014 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of acquisition-related revenue growth as noted above.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Exclusive of any commodity pricing fluctuations, competitive pricing dynamics, or other circumstances outside of our control, we anticipate full year gross margins in 2015 will improve from those in 2014 as a result of operating leverage from continued expected sales growth, partially offset by lower gross margins on certain acquisitions completed in 2014 when compared to historical consolidated gross margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.2 million or 2.5%, to $6.8 million in second quarter 2015 from $6.6 million in second quarter 2014. For the six months, warehouse and delivery expenses increased $0.7 million or 5.6%, to $13.5 million in 2015 from $12.8 million in 2014. As a percentage of net sales, warehouse and delivery expenses were 2.9% in second quarter 2015 compared to 3.5% in second quarter 2014. For the comparable six months periods, warehouse and delivery expenses were 3.0% and 3.6% of net sales for 2015 and 2014, respectively.

The decrease in warehouse and delivery expenses as a percentage of net sales in the second quarter of 2015 and first six months of 2015 primarily reflected the impact of market share gains related to increased direct ship business in our Distribution segment, a reduction in fuel costs, the impact of acquisitions completed in 2014 and 2015 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage, and more efficient utilization per delivery truckload.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $2.4 million or 28.0%, to $11.2 million in second quarter 2015 from $8.8 million in second quarter 2014. For the six months, SG&A expenses increased $5.4 million or 31.7%, to $22.7 million in 2015 from $17.3 million in 2014. The net increase in SG&A expenses in the second quarter and first six months of 2015 compared to the prior year periods primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees. As a percentage of net sales, SG&A expenses were 4.8% in second quarter 2015 compared to 4.7% in second quarter 2014. For the comparable six months periods, SG&A expenses were 5.0% and 4.8% of net sales for 2015 and 2014, respectively.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.1 million and $2.0 million in the second quarter and first six months of 2015, respectively, compared to the prior year periods, primarily reflecting the impact of the acquisitions completed in 2014 and the first half of 2015. In the aggregate, in conjunction with the 2014 and 2015 acquisitions, the Company recognized an estimated $49.8 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $4.9 million or 31.3%, to $20.4 million in second quarter 2015 from $15.5 million in the prior year. For the six months, operating income increased $8.6 million or 31.7%, to $35.9 million from $27.3 million in 2014. The change in operating income is primarily attributable to the items discussed above.

Interest expense, net. Interest expense increased $0.4 million to $0.9 million in second quarter 2015 from $0.5 million in the prior year. For the six months, interest expense increased $0.6 million to $1.7 million from $1.1 million in 2014. The change in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the second quarter and first six months of 2015.

Income Taxes. The Company recorded income taxes at an estimated effective tax rate of 38.0% in the second quarter and first six months of 2015 and 38.5% in the comparable 2014 periods. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the remainder of 2015.

In the first six months of 2015 and 2014, the Company realized excess tax benefits of approximately $1.2 million and $1.1 million, respectively, related to stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013, respectively. These tax benefits were recorded to shareholders’ equity upon realization in the first six months of 2015 and 2014 at the then estimated combined federal and state statutory tax rate.

Net Income. Net income for second quarter 2015 was $12.1 million or $0.78 per diluted share compared to $9.2 million or $0.57 per diluted share for 2014. For the first six months, net income was $21.2 million or $1.37 per diluted share in 2015 compared to $16.1 million or $1.00 per diluted share for 2014. The changes in net income for both the second quarter and first six months of 2015 reflect the impact of the items previously discussed.

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

Second Quarter and Six Months Ended June 28, 2015 Compared to 2014

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

	Second Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2015	2014	2015	2014
Sales
Manufacturing	$184,488	$148,201	$359,338	$281,949
Distribution	54,503	45,541	108,345	87,606

Gross Profit
Manufacturing	31,937	24,924	60,196	45,741
Distribution	8,471	7,116	16,661	13,960

Operating Income
Manufacturing	21,211	16,271	39,532	29,415
Distribution	3,562	2,552	6,855	4,849

Manufacturing

Sales. Sales increased $36.3 million or 24.5%, to $184.5 million in second quarter 2015 from $148.2 million in 2014. In the first six months of 2015, sales increased $77.4 million or 27.4%, to $359.3 million from $281.9 million in the first six months of 2014. This segment accounted for approximately 77% of the Company’s consolidated net sales for both the second quarter and first six months of 2015, and 76% for both the second quarter and first six months of 2014. In the second quarter of 2015, the sales increase reflected a 28% increase in the Company’s revenue from the RV industry, a 17% increase from the MH industry, and a 20% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 32%, 21% and 21% increase in the Company’s revenue from the RV industry, MH industry, and industrial markets, respectively.

The sales improvement in the second quarter and first six months of 2015 was primarily attributable to the contribution of acquisitions completed in 2014 and 2015 and to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 3% and 4% in the second quarter of 2015, respectively, and 6% and 8% in the first six months of 2015, respectively; and (iii) improved retail and commercial fixtures and furniture business in the industrial markets. Partially offsetting this revenue growth, particularly in the RV industry, in both the second quarter and first six months of 2015, were the mix shift towards a larger concentration of entry level and lower priced units, which nominally impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes.

Gross Profit. Gross profit increased $7.0 million to $31.9 million in second quarter 2015 from $24.9 million in second quarter 2014. As a percentage of sales, gross profit increased to 17.3% in second quarter 2015 from 16.8% in 2014. Gross profit increased $14.5 million to $60.2 million in the first six months of 2015 from $45.7 million in the prior year period. As a percentage of sales, gross profit increased to 16.8% in the first six months of 2015 from 16.2% in 2014. Gross profit for the second quarter and first six months of 2015 improved primarily as a result of: (i) higher revenues relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2014 and 2015; (iii) price declines in certain commodities of raw materials, and (iv) ongoing process changes that primarily increased material yields.

Operating Income. Operating income increased $4.9 million to $21.2 million in second quarter 2015 from $16.3 million in the prior year. For the first six months of 2015, operating income increased by $10.1 million to $39.5 million from $29.4 million in 2014. The improvement in operating income primarily reflects the increase in gross profit mentioned above.

Distribution

Sales. Sales increased $9.0 million or 19.7%, to $54.5 million in the second quarter of 2015 from $45.5 million in 2014. In the first six months of 2015, sales increased $20.7 million or 23.7%, to $108.3 million from $87.6 million in the first six months of 2014. This segment accounted for approximately 23% of the Company’s consolidated net sales for both the second quarter and first six months of 2015, and approximately 24% for both the second quarter and first six months of 2014. In the second quarter of 2015, the sales increase primarily reflected a 20% increase in the Company’s revenue from both the RV and MH industry and a 10% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 26%, 15% and 24% increase in the Company’s revenue from the RV, MH and industrial markets, respectively.

The sales improvement in the second quarter and first six months of 2015 was primarily attributable to the contribution of one of our acquisitions completed in 2014, and increased market penetration and revenues due to additional direct ship distribution business added in the latter half of 2014 in the MH market. Sales were also positively impacted during the second quarter and first six months of 2015 by a 4% and an 8% increase, respectively, in wholesale unit shipments in the MH industry.

Gross Profit. Gross profit increased $1.4 million to $8.5 million in second quarter 2015 from $7.1 million in 2014. As a percentage of sales, gross profit was 15.5% in second quarter 2015 compared to 15.6% in 2014.

For the first six months of 2015, gross profit increased $2.7 million to $16.7 million in 2015 compared to $14.0 million in 2014. As a percentage of sales, gross profit was 15.4% in the first six months of 2015 compared to 15.9% in 2014. The decrease in gross profit as a percentage of sales for the first six months of 2015 is primarily attributable to the impact of one of our acquisitions completed in 2014 and an increase in sales of lower margin products primarily resulting from the increased direct ship distribution business added in the latter half of 2014 at certain of the Company’s distribution facilities.

Operating Income. Operating income in second quarter 2015 increased $1.0 million to $3.6 million from $2.6 million in 2014. For the first six months of 2015, operating income increased $2.0 million to $6.9 million from $4.9 million in the first six months of 2014. The improvement in operating income primarily reflects the increase in gross profit mentioned above.

Unallocated Corporate Expenses

Unallocated corporate expenses in the second quarter of 2015 decreased $0.1 million to $2.4 million from $2.5 million in the comparable prior year period. In the first six months of 2015, unallocated corporate expenses decreased $1.4 million to $6.8 million from $5.4 million in the first six months of 2014. Unallocated corporate expenses in both the second quarter and first six months of 2015 also included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2014 and 2015 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2015 Credit Facility. Our principal uses of cash are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchase the Company’s common stock, among others.

Net cash provided by operating activities was $27.4 million in the first six months of 2015 compared to $16.7 million in the first six months of 2014. Net income was $21.2 million in the first six months of 2015 compared to $16.1 million in the 2014 period. Net of acquisitions, trade receivables increased $12.6 million in the first six months of 2015 and $17.8 million in the same period of 2014 reflecting increased sales levels and seasonal trends in each of those periods including the post-acquisition sales increases of the acquisitions completed in 2015, 2014 and 2013.

Net of acquisitions, inventories increased $0.1 million in the first six months of 2015 and $4.3 million in the comparable 2014 period, primarily reflecting higher sales volumes and related higher inventory levels associated with acquisitions completed in 2015, 2014 and 2013. We continue to work together with key suppliers to match lead-time and minimum order requirements, although we may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $6.1 million net increase in accounts payable and accrued liabilities in the first six months of 2015 and the $14.7 million net increase in the comparable 2014 period primarily reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

The Company paid income taxes of $12.0 million and $10.4 million in the first six months of 2015 and 2014, respectively.

In the first six months of 2015 and 2014, the Company realized approximately $1.2 million and $1.1 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013, respectively. These tax benefits were recorded to shareholders’ equity upon realization in the first six months of 2015 and 2014 at the then estimated combined federal and state statutory tax rate, and are reflected in cash flows from financing activities.

Investing Activities

Investing activities used cash of $63.7 million in the first six months of 2015 primarily to fund the acquisitions of Better Way and SCI for $60.5 million in the aggregate, and for capital expenditures of $3.2 million. Investing activities used cash of $57.4 million in the first six months of 2014 primarily to fund the acquisitions of Precision and Foremost for $55.0 million in the aggregate, and for capital expenditures of $2.4 million.

The capital plan for full year 2015 includes spending related to equipment replacement and upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, the ongoing replacement of our current ERP system which is progressing as planned, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2015 of approximately $8.0 million.

Financing Activities

Net cash flows provided by financing activities were $42.9 million in the first six months of 2015 compared to $44.0 million in the comparable 2014 period. As of June 28, 2015, availability under the revolving line of credit was approximately $105.4 million (including cash on hand of $6.6 million).

The net increase in borrowings of $48.9 million in the first six months of 2015 (including a $6.5 million increase in cash on hand) primarily reflected the funding of the Better Way and SCI acquisitions, stock repurchases and capital expenditures, totaling $69.4 million in the aggregate, partially offset by debt repayments. For the first six months of 2014, net long-term debt payments were approximately $46.7 million.

In the first six months of 2015, the Company repurchased 195,750 shares of common stock for a total cost of $5.7 million. In the first six months of 2014, the Company used cash to repurchase 141,819 shares of common stock, for a total cost of $3.7 million.

Cash flows related to financing activities in the first six months of 2015 and 2014 also included $1.2 million and $1.1 million, respectively, related to the realization of excess tax benefits on stock-based compensation. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

Capital Resources

2012 Credit Facility

Prior to April 28, 2015, the Company’s debt financing was supported by its credit agreement, dated October 24, 2012, as amended (the “2012 Credit Agreement”), among the Company, Wells Fargo Bank, National Association, as the agent and lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”) and Key Bank National Association (“Key Bank”), as participants.  The 2012 Credit Agreement consisted of a $185.0 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility, which was scheduled to mature on October 24, 2017, was replaced by the 2015 Credit Facility discussed below.

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo, as Administrative Agent and a lender, and Fifth Third, Key Bank, Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility is comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement amends and restates the Company’s 2012 Credit Agreement.

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
●

The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated fixed charge coverage ratio, and other covenants include limitations and restrictions concerning permitted acquisitions, investments, sales of assets, liens on assets, dividends and other payments; and

●	Customary prepayment provisions, representations, warranties and covenants, and events of default.

At June 28, 2015, the Company had (i) $75.0 million outstanding under the Term Loan, which consisted of $72.3 million of borrowings under the LIBOR-based option and $2.7 million of borrowings under the Based Rate-based option, and (ii) $75.0 million outstanding under its 2015 Revolver under the LIBOR-based option. At December 31, 2014, the Company had $101.1 million outstanding under the then current revolver, which consisted of $97.0 million of borrowings under the LIBOR-based option and $4.1 million of borrowings under the Base Rate-based option. The interest rate for borrowings at both June 28, 2015 and December 31, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the Revolver was 0.20% for both of these periods.

Pursuant to the 2015 Credit Agreement, the financial covenants include (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12 month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12 month period ending on such quarter-end.

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness to (ii) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the 2015 Revolver and the Term Loan, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of (i) consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the 2015 Credit Agreement to (ii) consolidated fixed charges. Consolidated fixed charges for any period is the sum of (i) interest expense and (ii) principal payments on outstanding indebtedness under the Term Loan.

As of and for the June 28, 2015 reporting date, the Company was in compliance with both of these financial covenants. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal six-month period ended June 28, 2015 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.64
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.57

Summary of Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, which includes selling our products and collecting receivables, available cash reserves and borrowing capacity available under our 2015 Credit Facility. Our principal uses of cash are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $250.0 million (effective as of April 28, 2015) and are subject to variable rates of interest. The unused availability under the Credit Facility as of June 28, 2015 was $105.4 million, including cash on hand. For the first six months of 2015 and for the fiscal year ended December 31, 2014, we were in compliance with all of our debt covenants under the terms of the credit agreement in effect at each reporting date.

We believe that our existing cash and cash equivalents, cash generated from operations, and available borrowings under our 2015 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

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

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers to the September timeframe, whereby dealers are delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the third quarter and extending through October, and when combined with our increased concentration in the RV industry, led to a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year.

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

At June 28, 2015, our total debt obligations under the 2015 Credit Agreement were under the LIBOR-based and prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $1.5 million, assuming average related revolving debt subject to variable rates of $150.0 million, which was the total amount of related borrowings at June 28, 2015 subject to variable rates.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 28, 2015 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2015, the Board authorized an increase in the amount of the Company’s stock that may be acquired under the existing stock buyback program over the following 12 months to $20.0 million. In the first six months of 2015, the Company repurchased 195,750 shares, including 150,000 shares purchased from a major stockholder in a privately negotiated transaction, at an average price of $28.86 per share for a total cost of approximately $5.7 million. There were no stock repurchases in the second quarter of 2015. Since the inception of the stock repurchase program in February 2013 through June 28, 2015, the Company has repurchased in the aggregate 1,323,870 shares at an average price of $19.38 per share for a total cost of approximately $25.7 million.

In the period from June 29, 2015 through July 24, 2015, there were no additional repurchases made of the Company’s common stock. As of July 24, 2015, there was $20.0 million available to be repurchased under the authorized stock repurchase program.

ITEM 6.       EXHIBITS

Exhibits	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
	101.INS	XBRL Instance Document
	101.SCH	XBRLTaxonomy Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Definition Linkbase Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 6, 2015	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 6, 2015	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer