Form 10-Q
period 2015-09-27
PATRICK INDUSTRIES INC
filed 2015-11-05
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2015

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

Yes [ ] No [X]

As of October 23, 2015, there were 15,553,338 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Sept. 27, 2015	Dec. 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,410	$123
Trade receivables, net	63,301	32,637
Inventories	96,183	71,020
Deferred tax assets	6,174	4,563
Prepaid expenses and other	3,579	6,453
Total current assets	170,647	114,796
Property, plant and equipment, net	66,661	57,353
Goodwill	78,331	31,630
Other intangible assets, net	100,381	49,544
Deferred financing costs, net	2,566	1,024
Other non-current assets	562	1,214
TOTAL ASSETS	$419,148	$255,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,714	$-
Accounts payable	34,686	29,754
Accrued liabilities	21,957	15,388
Total current liabilities	67,357	45,142
Long-term debt, less current maturities	214,107	101,054
Deferred compensation and other	2,155	2,239
Deferred tax liabilities	3,290	4,358
TOTAL LIABILITIES	286,909	152,793

SHAREHOLDERS’ EQUITY
Common stock	57,933	54,769
Additional paid-in-capital	8,444	7,459
Accumulated other comprehensive income	31	31
Retained earnings	65,831	40,509
TOTAL SHAREHOLDERS’ EQUITY	132,239	102,768
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$419,148	$255,561

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands except per share data)	2015	2014 (1)	2015 (1)	2014 (1)

NET SALES	$214,805	$188,138	$671,674	$546,143
Cost of goods sold	179,764	158,110	560,846	457,149
GROSS PROFIT	35,041	30,028	110,828	88,994

Operating Expenses:
Warehouse and delivery	6,669	6,842	20,154	19,613
Selling, general and administrative	10,805	9,339	33,543	26,604
Amortization of intangible assets	2,354	1,408	5,995	3,036
(Gain) loss on sale of fixed assets	11	(51)	-	(27)
Total operating expenses	19,839	17,538	59,692	49,226

OPERATING INCOME	15,202	12,490	51,136	39,768
Interest expense, net	1,153	694	2,855	1,750
Income before income taxes	14,049	11,796	48,281	38,018
Income taxes	5,089	4,542	18,098	14,637
NET INCOME	$8,960	$7,254	$30,183	$23,381

BASIC NET INCOME PER COMMON SHARE	$0.58	$0.45	$1.97	$1.46
DILUTED NET INCOME PER COMMON SHARE	$0.58	$0.45	$1.95	$1.45

Weighted average shares outstanding - Basic	15,342	15,986	15,327	16,033
- Diluted	15,532	16,081	15,507	16,115

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, reflect the impact of the three-for-two common stock split paid on May 29, 2015.

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sept. 27, 2015	Sept. 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,183	$23,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,796	4,282
Amortization of intangible assets	5,995	3,036
Stock-based compensation expense	3,426	2,460
Deferred income taxes	(2,679)	20
Other non-cash items	593	507
Change in operating assets and liabilities, net of business acquisitions:
Trade receivables	(17,648)	(15,175)
Inventories	(3,695)	(8,305)
Prepaid expenses and other	3,044	1,382
Accounts payable and accrued liabilities	580	11,852
Payments on deferred compensation obligations	(255)	(240)
Net cash provided by operating activities	25,340	23,200

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,731)	(4,184)
Proceeds from sale of property and equipment	100	97
Business acquisitions	(139,168)	(62,620)
Other investing activities	651	(43)
Net cash used in investing activities	(143,148)	(66,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolver and term loan, net	126,446	52,261
Payments on term loan	(2,679)	-
Payment of deferred financing costs	(1,887)	(93)
Stock repurchases under buyback program	(5,650)	(6,928)
Realization of excess tax benefit on stock-based compensation	1,080	1,071
Proceeds from exercise of stock options, including tax benefit	1,861	26
Other financing activities	(76)	(109)
Net cash provided by financing activities	119,095	46,228
Increase in cash and cash equivalents	1,287	2,678
Cash and cash equivalents at beginning of year	123	34
Cash and cash equivalents at end of period	$1,410	$2,712

See accompanying Notes to Condensed Consolidated Financial Statements.

                 PATRICK INDUSTRIES, INC.
                                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 27, 2015 and December 31, 2014, and its results of operations and cash flows for the three and nine months ended September 27, 2015 and September 28, 2014.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The December 31, 2014 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 27, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. Certain prior year amounts have been reclassified to conform to the current year presentation.

In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 27, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements. See Note 12 for events that occurred subsequent to the balance sheet date.

The number of shares and per share amounts for the third quarter and nine months ended September 28, 2014 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

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

The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenue and other disclosures for periods prior to the effective date would be provided in the notes to the financial statements as previously reported under the current revenue standard.

In August 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating both the effect of adopting this new accounting guidance and determining the appropriate method of transition it will use to apply the new standard. It has not yet determined the impact, if any, that the implementation of this guidance will have on its condensed consolidated financial statements.

Stock Compensation

In June 2014 the FASB issued revised guidance on accounting for share-based payments that will require that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The revised guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its condensed consolidated financial statements.

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

The guidance should be applied on a retrospective basis in which the statement of financial position of each period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). Upon adoption of the new guidance, assets related to deferred financing/debt issuance costs will be reclassified and presented net of debt outstanding. The Company plans to adopt the guidance in the first quarter of 2016.

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

The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Business Combinations

In September 2015, the FASB issued new accounting guidance on business combinations simplifying the accounting for measurement-period adjustments.  This new guidance requires an acquirer to recognize adjustments for provisional amounts that are identified during the measurement period of an acquisition in the reporting period in which the adjustment amounts are determined.  The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2015.  The Company is currently evaluating the provisions of this guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its condensed consolidated financial statements.

3.      INVENTORIES

  Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or market and consist of the following classes:

(thousands)	Sept. 27, 2015	Dec. 31, 2014
Raw materials	$62,283	$39,283
Work in process	5,871	5,607
Finished goods	5,410	4,897
Less: reserve for inventory obsolescence	(1,880)	(1,288)
Total manufactured goods, net	71,684	48,499
Materials purchased for resale (distribution products)	25,853	23,049
Less: reserve for inventory obsolescence	(1,354)	(528)
Total materials purchased for resale (distribution products), net	24,499	22,521
Total inventories	$96,183	$71,020

4.      GOODWILL AND INTANGIBLE ASSETS

Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales (“Quality Hardwoods”), A.I.A. Countertops, LLC (“AIA”), Infinity Graphics, Décor Mfg., LLC (“Décor”), Creative Wood Designs, Inc. (“Creative Wood”), Middlebury Hardwood Products, Inc. (“Middlebury Hardwoods”), Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”), Precision Painting Group (“Precision”), Foremost Fabricators, LLC (“Foremost”), PolyDyn3, LLC (“PolyDyn3”), Charleston Corporation (“Charleston”), Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), Structural Composites of Indiana, Inc. (“SCI”) and North American Forest Products, Inc. and its wholly owned subsidiary, North American Moulding, LLC (collectively, “North American”). While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, Premier, Precision, Foremost, PolyDyn3, Charleston, Better Way, SCI and North American remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group (“Blazon”), John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), and Foremost, which remain reporting units for which impairment is assessed.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the third quarter and nine months ended September 27, 2015 and September 28, 2014 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets during the first nine months of 2015.

The Company acquired the following intangible assets in various acquisitions in the first nine months of 2015 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes. All three of the 2015 acquisitions are included in the Manufacturing segment. See Note 5 for further details.

(thousands)	Customer Relationships	Non-Compete Agreements	Trademarks	Total Other Intangible Assets	Goodwill	Total Intangible Assets
Better Way	$15,935	$630	$3,340	$19,905	$11,212	$31,117
SCI	9,301	363	1,723	11,387	6,744	18,131
North American	18,983	1,084	5,423	25,490	28,745	54,235

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 27, 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$25,309	$6,321	$31,630
Acquisitions	46,701	-	46,701
Balance - September 27, 2015	$72,010	$6,321	$78,331

Other Intangible Assets

Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of September 27, 2015, the other intangible assets balance of $100.4 million is comprised of $19.5 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $80.9 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from two to 19 years.

For the finite-lived intangible assets attributable to the 2015 acquisitions of Better Way, SCI and North American, the useful life pertaining to non-compete agreements was five years, three years, and two years, respectively, and the useful life pertaining to customer relationships for each of these acquisitions was 10 years.

Other intangible assets, net consist of the following as of September 27, 2015 and December 31, 2014:

(thousands)	Sept. 27, 2015	Weighted Average Useful Life (years)	Dec. 31, 2014	Weighted Average Useful Life (years)
Customer relationships	$88,488	10	$44,269	11
Non-compete agreements	8,477	3.4	6,350	3
Trademarks	19,480		8,994
	116,445		59,613
Less: accumulated amortization	(16,064)		(10,069)
Other intangible assets, net	$100,381		$49,544

Changes in the carrying value of other intangible assets for the nine months ended September 27, 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$36,491	$13,053	$49,544
Acquisitions	56,832	-	56,832
Amortization	(4,756)	(1,239)	(5,995)
Balance - September 27, 2015	$88,567	$11,814	$100,381

5.      ACQUISITIONS

General

The Company completed three acquisitions in the first nine months of 2015 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

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

For the third quarter ended September 27, 2015, revenue and operating income of approximately $26.1 million and $2.9 million, respectively, was included in the Company’s condensed consolidated statements of income pertaining to the three businesses acquired in the first nine months of 2015. The nine months 2015 period included revenue and operating income of approximately $46.4 million and $5.9 million, respectively, from these 2015 acquisitions. Acquisition-related costs associated with the businesses acquired in 2015 were immaterial.

For the third quarter ended September 28, 2014, revenue and operating income of approximately $25.0 million and $1.6 million, respectively, was included in the Company’s condensed consolidated statements of income pertaining to three businesses acquired in the first nine months of 2014. The nine months 2014 period included revenue and operating income of approximately $26.6 million and $1.6 million, respectively, from these 2014 acquisitions. Acquisition-related costs associated with the businesses acquired in 2014 were immaterial.

2015 Acquisitions

North American

In September 2015, the Company acquired the business and certain assets of Edwardsburg, Michigan-based North American, a manufacturer and distributor, primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products. North American is also a manufacturer and supplier of raw and processed softwoods products, including lumber, panels, trusses, bow trusses, and industrial packaging materials, primarily used in the RV and MH industries. The Company acquired North American for a net purchase price of approximately $78.6 million.

The acquisition of North American provides the opportunity for the Company to further expand its existing presence in the manufacture of laminated panels and moulding products and increase its product offerings, market share and per unit content, and provides a new opportunity in the softwoods lumber market. The results of operations for North American are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the fourth quarter of 2015. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$6,862
Inventories	19,189
Property, plant and equipment	5,747
Prepaid expenses	139
Accounts payable and accrued liabilities	(7,552)
Intangible assets	25,490
Goodwill	28,745
Total net assets acquired	$78,620

SCI

In May 2015, the Company acquired the business and certain assets of Ligonier, Indiana-based SCI, a manufacturer of custom molded fiberglass large front and rear caps and roofs, primarily used in the RV market, and specialty fiberglass components for the transportation, marine and other industrial markets, for a net purchase price of approximately $20.1 million.

The acquisition of SCI provides the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for SCI are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the fourth quarter of 2015. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,303
Inventories	450
Property, plant and equipment	750
Prepaid expenses	20
Accounts payable and accrued liabilities	(591)
Intangible assets	11,387
Goodwill	6,744
Total net assets acquired	$20,063

Better Way

In February 2015, the Company acquired the business and certain assets of Better Way, a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine, and transit vehicle markets, for a net purchase price of approximately $40.5 million.

The acquisition of Better Way, with operating facilities located in New Paris, Bremen and Syracuse, Indiana, provides the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for Better Way are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the fourth quarter of 2015. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$4,901
Inventories	1,829
Property, plant and equipment	3,907
Prepaid expenses	80
Accounts payable and accrued liabilities	(1,349)
Intangible assets	19,905
Goodwill	11,212
Total net assets acquired	$40,485

Pro Forma Information

The following pro forma information for the third quarter and nine months ended September 27, 2015 and September 28, 2014 assumes the Better Way, SCI and North American acquisitions (which were acquired in 2015) and the Precision, Foremost and Charleston acquisitions (which were acquired in 2014) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Better Way, SCI, North American, Precision, Foremost and Charleston, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition. Pro forma information related to the acquisition of PolyDyn3 in 2014 is not included in the table below, as its financial results were not considered significant to the Company’s operating results for the periods presented.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with each transaction of (i) $0.4 million and $2.3 million for the third quarter and nine months ended September 27, 2015, respectively, and (ii) $1.4 million and $5.4 million for the third quarter and nine months ended September 28, 2014, respectively.

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands except per share data)	2015	2014	2015	2014
Revenue	$243,161	$252,344	$804,474	$784,453
Net income	10,636	9,154	36,630	30,698
Net income per share – basic	0.69	0.57	2.39	1.91
Net income per share – diluted	0.68	0.57	2.36	1.90

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.      STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $1.2 million and $0.9 million for the third quarters ended September 27, 2015 and September 28, 2014, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the comparable nine months periods, the Company recorded $3.4 million and $2.5 million, respectively. The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model. The Board of Directors (the “Board”) approved the following share grants in 2014 under the Company’s 2009 Omnibus Incentive Plan (the “Plan”): 51,000 shares on February 12, 2014, 98,502 shares on February 18, 2014, 15,840 shares on May 22, 2014, and 444 shares on September 30, 2014. In addition, on February 18, 2014, the Board approved the issuance of a total of 66,002 restricted stock units (“RSUs”), of which 22,000 of those RSUs were granted on that same date.

The Board approved the following share grants under the Plan in the first nine months of 2015: 127,629 shares on February 16, 2015, 300 shares on April 1, 2015, 12,064 shares on May 19, 2015, and 447 shares on August 13, 2015. In addition, on March 30, 2015, the beginning of the Company’s fiscal second quarter, the Board granted an additional 22,001 RSUs as discussed above.

As of September 27, 2015, there was approximately $7.0 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 18.1 months.

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

The number of shares and per share amounts for the third quarter and nine months ended September 28, 2014 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

Income per common share is calculated for the third quarter and nine months periods as follows:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands except per share data)	2015	2014	2015	2014
Net income for basic and diluted per share calculation	$8,960	$7,254	$30,183	$23,381
Weighted average common shares outstanding - basic	15,342	15,986	15,327	16,033
Effect of potentially dilutive securities	190	95	180	82
Weighted average common shares outstanding - diluted	15,532	16,081	15,507	16,115
Basic net income per common share	$0.58	$0.45	$1.97	$1.46
Diluted net income per common share	$0.58	$0.45	$1.95	$1.45

8.     DEBT

A summary of total debt outstanding at September 27, 2015 and December 31, 2014 is as follows:

	Sept. 27,	Dec. 31,
(thousands)	2015	2014
Long-term debt:
Revolver	$152,500	$101,054
Term loan	72,321	-
Total long-term debt	224,821	101,054
Less: current maturities of long-term debt	(10,714)	-
Total long-term debt, less current maturities	$214,107	$101,054

2012 Credit Facility

Prior to April 28, 2015, the Company’s debt financing was supported by its credit agreement, dated October 24, 2012, as amended (the “2012 Credit Agreement”), among the Company, Wells Fargo Bank, National Association, as the agent and lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”) and Key Bank National Association (“Key Bank”), as participants.  The 2012 Credit Agreement consisted of a $185.0 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility, which was scheduled to mature on October 24, 2017, was replaced by the 2015 Credit Facility (as defined herein).

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

On August 31, 2015, the Company entered into a first amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $300.0 million from $250.0 million by expanding the 2015 Revolver to $225.0 million.

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

At September 27, 2015, the Company had (i) $72.3 million outstanding under the Term Loan, which consisted of borrowings under the LIBOR-based option, and (ii) $152.5 million outstanding under its 2015 Revolver under the LIBOR-based option. The interest rate for borrowings at September 27, 2015 was the Prime Rate plus 1.00% (or 4.25%), or LIBOR plus 2.00% (or 2.250%). At December 31, 2014, the Company had $101.1 million outstanding under the then current revolver, which consisted of $97.0 million of borrowings under the LIBOR-based option and $4.1 million of borrowings under the Prime Rate-based option. The fee payable on committed but unused portions of the Revolver was 0.25% at September 27, 2015.

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

The consolidated total leverage ratio is the ratio for any period of (i) consolidated total indebtedness (as measured as of the second day following the end of the immediately preceding fiscal quarter) to (ii) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of (i) total debt outstanding under the 2015 Revolver and the Term Loan, (ii) capital leases and letters of credit outstanding, and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of (i) consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the 2015 Credit Agreement to (ii) consolidated fixed charges. Consolidated fixed charges for any period is the sum of (i) interest expense and (ii) scheduled principal payments on outstanding indebtedness under the Term Loan.

As of and for the September 27, 2015 reporting date, the Company was in compliance with both of these financial covenants. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 27, 2015 and for the fiscal 12-month period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.05
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.75

Interest paid for the third quarter and first nine months of 2015 was $0.9 million and $2.6 million, respectively. For the comparable 2014 periods, interest paid was $0.7 million and $1.7 million, respectively.

9.      FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 27, 2015 and December 31, 2014 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of September 27, 2015 and December 31, 2014 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

10.   INCOME TAXES

The Company recorded income taxes at an estimated effective rate of 36.3% in the third quarter and 37.5% in the first nine months of 2015. For the comparable 2014 periods, the estimated effective tax rate was 38.5%.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $1.6 million at December 31, 2014, of which approximately $0.8 million were remaining to be utilized as of September 27, 2015. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2015.

In both the first nine months of 2015 and 2014, the Company realized approximately $1.1 million of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in 2015 and 2014.

The Company paid income taxes of $6.3 million and $18.3 million in the third quarter and first nine months of 2015, respectively. For the comparable periods in 2014, the Company paid income taxes of $5.6 million and $16.0 million, respectively.

11.    SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, exterior graphics, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, and the recently acquired softwoods lumber division (North American). Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components. The Manufacturing segment contributed approximately 77% and 75% of the Company’s net sales for the nine months ended September 27, 2015 and September 28, 2014, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 23% and 25% of the Company’s net sales for the nine months ended September 27, 2015 and September 28, 2014, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 27, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$169,202	$45,603	$214,805
Intersegment sales	4,531	545	5,076
Total sales	173,733	46,148	219,881
Operating income	17,243	2,522	19,765

Third Quarter Ended September 28, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$138,512	$49,626	$188,138
Intersegment sales	4,861	639	5,500
Total sales	143,373	50,265	193,638
Operating income	13,647	2,673	16,320

Nine Months Ended September 27, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$519,162	$152,512	$671,674
Intersegment sales	13,909	1,981	15,890
Total sales	533,071	154,493	687,564
Operating income	56,775	9,377	66,152

Nine Months Ended September 28, 2014

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$410,146	$135,997	$546,143
Intersegment sales	15,176	1,874	17,050
Total sales	425,322	137,871	563,193
Operating income	43,062	7,522	50,584

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands)	2015	2014	2015	2014
Operating income for reportable segments	$19,765	$16,320	$66,152	$50,584
Unallocated corporate expenses	(2,209)	(2,422)	(9,021)	(7,780)
Amortization of intangible assets	(2,354)	(1,408)	(5,995)	(3,036)
Consolidated operating income	$15,202	$12,490	$51,136	$39,768

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

In the first nine months of 2015, the Company repurchased 195,750 shares at an average price of $28.86 per share for a total cost of approximately $5.7 million. There were no stock repurchases in the third quarter of 2015 under the stock buyback program. In the first fiscal month of the fourth quarter of 2015, the Company repurchased 25,000 shares at an average price of $38.94 for a total cost of approximately $974,000.

Since the inception of the stock repurchase program in February 2013 through October 23, 2015, the Company has repurchased in the aggregate 1,348,870 shares at an average price of $19.74 per share for a total cost of approximately $26.6 million.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 27, 2015 Compared to 2014

REVIEW BY BUSINESS SEGMENT

Third Quarter and Nine Months Ended September 27, 2015 Compared to 2014

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

Inflation

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The third quarter and first nine months of 2015 reflected a continuation of growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and improving conditions in the industrial markets, as evidenced by year over year growth in new housing starts. As anticipated, we also saw some normal seasonal softening in the third quarter of 2015 as RV dealers generally tend to delay purchases of new units until new product lines, patterns, and features are introduced at the original equipment manufacturers (“OEMs”) shows in the months of September and December. We expect that the positive sentiment exhibited by both RV dealers and OEMs during the September shows, which represent the start to the primary dealer show season, will be reflected in industry order levels consistent with recent seasonal trends as we move into the latter part of 2015 and into the first quarter of 2016.

The manufactured housing (“MH”) industry appears to have gained modest strength based on a year-over-year improvement in wholesale unit shipments in the third quarter and first nine months of 2015 as this industry experienced seasonally typical sales activity. Additionally, both our MH and industrial businesses continue to outperform the markets. Overall, we have continued to capture market share through strategic acquisitions, addition of new business, and the introduction of new and innovative products.

RV Industry

The RV industry, which is our primary market and comprised 75% of the Company’s nine months 2015 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 82,396 units in the third quarter of 2015, representing an increase of approximately 4% versus the prior year period, and resulted in year-over-year shipment increases in all but one quarter since the fourth quarter of 2009. In the first nine months of 2015, shipment levels reached 285,049 units, an increase of approximately 5% over 2014. Recent acquisitions, new products, market share gains, and the ongoing strength of retail RV sales, as evidenced by an approximate 11% combined increase in industry-wide retail sales of towables and motorized units in the first eight months of 2015, based on the most recent available survey data, have led to a significant increase in our net sales in both the third quarter and the first nine months of 2015.

In the second quarter of 2015, we started to see a shift in the RV industry towards a larger concentration of entry level and lower priced units, which has negatively impacted content per unit growth over the last two quarters. As a result of this mix shift, we may continue to see some content volatility in the short-term. Further, we believe this mix shift is reflective of younger and first-time consumers entering the market, as supported by recent dealer surveys, thus broadening the market’s foundation and extending the opportunity for future long-term industry growth. Additionally, we believe our commitment to quality customer service and our large complement of innovative product lines at various price points position us to address our customers’ changing needs and buying patterns.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate that RV dealer inventory levels are in line with retail demand with strong retail traffic on dealer lots expected for the first half of the 2016 retail selling season. Despite the RV industry approaching prior wholesale production peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including: positive industry demographic trends with younger buyers and an increasing number of baby boomers reaching retirement age, readily available financing, new and innovative products coming to market, increasing strength in the overall economic environment, and the value of the RV lifestyle related to spending quality time with families. On a macroeconomic level, as consumer confidence has generally trended higher over the last five years, there has been a related consistent trend of a year-over-year increase in RV shipments for the same time period. The strong demographic indicators mentioned above point to a generally positive long-term outlook in the RV market, notwithstanding any major global events.

MH Industry

The MH industry represented approximately 14% of the Company’s nine months 2015 sales. As estimated by the Company, wholesale unit shipments in the industry increased 8% in both the third quarter and first nine months of 2015 from the comparable prior year periods. Growth prospects in the MH industry remain tempered based on financing and regulatory constraints imposed on lenders. While we believe the MH industry has several hurdles to overcome related to the lack of financing alternatives, current credit standards and requirements, slow job growth, and limited access to the asset backed securities market, we are optimistic about the long-term potential in this industry as pent up demand continues to be created based on improving consumer credit, rising rents, and capacity constraints in multi-family housing.

We expect to see continued year over year improvement with limited risk in the near term and believe that there is the potential for this market to grow at a much higher rate in the future, especially given historical trends when compared to residential housing starts. We believe we are well positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

Industrial Market

The industrial market, which accounted for 11% of our first nine months 2015 sales and is comprised primarily of the kitchen cabinet industry, retail and commercial fixture market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories over the past two years, and a focus on opportunities in the commercial markets. We estimate approximately half of our industrial revenue base was directly tied to the residential housing market in the first nine months of 2015 with the remaining half tied mainly to the retail fixture, office and commercial furnishings markets. New housing starts in the third quarter and first nine months of 2015 increased approximately 13% and 12%, respectively, compared to the prior year periods (as reported by the U.S. Department of Commerce). In addition, our sales in the first nine months of 2015 benefited primarily from continued market share gains, particularly in the office and institutional furniture markets, as well as improved sales to the retail and commercial fixtures markets. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and increased penetration into the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, and office, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenue from the industrial markets. In addition, we believe that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.

Fourth Quarter 2015 / Fiscal 2016 Outlook

In general, the three primary markets that we serve experienced improved growth in the first nine months of 2015, which we expect to continue throughout the remainder of the year with full year seasonal patterns tracking recent trends. While we may not see the same year over year strength in the fourth quarter of 2015 that we experienced in the fourth quarter of 2014, the market conditions, trends, retail sentiment and demand, and dealer inventory levels point towards slow and steady growth for the 2016 fiscal year. As the RV lifestyle continues to attract new buyers to the market, the RVIA currently forecasts that RV unit shipment levels in 2015 will increase approximately 5% when compared to the full year 2014. In addition, we anticipate a further increase in production levels in the MH industry in 2015, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts as projected by the National Association of Home Builders (the “NAHB”) for the full year 2015. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2015 to increase by approximately 8% compared to 2014. We currently expect continued slow and steady growth in this market for 2016, with growth rates and seasonality consistent with prior years. New housing starts in 2015 are estimated to improve by approximately 10% year-over-year (as forecasted by the NAHB as of September 25, 2015) consistent with improving overall economic conditions.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing businesses and similar markets, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the remainder of 2015 and into 2016 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow.

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

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 27, 2015 Compared to 2014

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.7	84.0	83.5	83.7
Gross profit	16.3	16.0	16.5	16.3
Warehouse and delivery expenses	3.1	3.6	3.0	3.6
Selling, general and administrative expenses	5.0	5.0	5.0	4.9
Amortization of intangible assets	1.1	0.8	0.9	0.5
Operating income	7.1	6.6	7.6	7.3
Interest expense, net	0.5	0.4	0.4	0.3
Income taxes	2.4	2.4	2.7	2.7
Net income	4.2	3.8	4.5	4.3

Net Sales. Net sales in the third quarter of 2015 increased $26.7 million or 14.2%, to $214.8 million from $188.1 million in the third quarter of 2014. The increase was primarily attributable to a 13% increase in the Company’s revenue from the RV industry, a 14% increase in revenue from the MH industry, and a 26% increase in revenue from the industrial markets. There were some normal competitive pricing situations experienced in the markets in the third quarter of 2015 as a result of model year changeovers and reduced commodity prices on certain raw materials.

Net sales in the first nine months of 2015 increased $125.6 million or 23.0%, to $671.7 million from $546.1 million in the prior year period. The increase was primarily attributable to a 24% increase in the Company’s revenue from the RV industry, a 17% increase in revenue from the MH industry, and a 23% increase in revenue from the industrial markets.

The sales improvement in both the third quarter and first nine months of 2015 largely reflected the incremental contributions from acquisitions completed in 2014 and 2015 in addition to: (i) increased RV, MH, and industrial market penetration; (ii) improved office and institutional furnishings and retail and commercial fixtures sales in the industrial market; and (iii) an increase in wholesale unit shipments in the RV and MH industries. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months. Partially offsetting this revenue growth, particularly in the RV industry, in both the third quarter and first nine months of 2015, were the mix shift towards a larger concentration of entry level and lower priced units, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes.

The Company’s RV content per unit (on a trailing twelve-month basis) for the third quarter of 2015 increased approximately 17% to $1,739 from $1,488 for the third quarter of 2014. The MH content per unit (on a trailing twelve-month basis) increased approximately 13% to an estimated $1,817 from $1,614 for the comparable 2014 period.

The RV industry, which represented 72% and 75% of the Company’s sales in the third quarter and first nine months of 2015, respectively, saw wholesale unit shipments increase by approximately 4% and 5%, respectively, in those periods compared to 2014. The MH industry, which represented 16% and 14% of the Company’s sales in the third quarter and first nine months of 2015, respectively, experienced an estimated 8% increase in wholesale unit shipments in each of those periods compared to the prior year periods. The industrial market sector accounted for approximately 12% and 11% of the Company’s sales in the third quarter and first nine months 2015, respectively. We estimate that approximately half of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 13% in the third quarter of 2015 and 12% in the first nine months of 2015 compared to the prior year periods (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $21.7 million or 13.7%, to $179.8 million in third quarter 2015 from $158.1 million in 2014. As a percentage of net sales, cost of goods sold decreased during the third quarter of 2015 to 83.7% from 84.0% in 2014. For the first nine months of 2015, cost of goods sold increased $103.7 million or 22.7%, to $560.8 million from $457.1 million in the prior year period. For the first nine months of 2015, cost of goods sold as a percentage of net sales decreased to 83.5% from 83.7% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during the third quarter and first nine months of 2015 by: (i) increased revenue relative to our overall fixed overhead costs; (ii) the impact of the timing of acquisitions completed during 2014 and 2015; and (iii) ongoing process changes that primarily improved material yields and resulted in the realization of operating synergies. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $5.0 million or 16.7%, to $35.0 million in third quarter 2015 from $30.0 million in third quarter 2014. For the nine months periods, gross profit increased $21.8 million or 24.5%, to $110.8 million in 2015 from $89.0 million in 2014. As a percentage of net sales, gross profit increased to 16.3% in third quarter 2015 from 16.0% in the same period in 2014, and increased to 16.5% in the first nine months of 2015 from 16.3% in the prior year period. The improvement in gross profit dollars and as a percentage of net sales in the third quarter and first nine months of 2015 compared to 2014 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of acquisition-related revenue growth as noted above.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $0.1 million or 2.5%, to $6.7 million in third quarter 2015 from $6.8 million in third quarter 2014. For the nine months, warehouse and delivery expenses increased $0.6 million or 2.8%, to $20.2 million in 2015 from $19.6 million in 2014. As a percentage of net sales, warehouse and delivery expenses were 3.1% in third quarter 2015 compared to 3.6% in third quarter 2014. For the comparable nine months periods, warehouse and delivery expenses were 3.0% and 3.6% of net sales for 2015 and 2014, respectively.

The decrease in warehouse and delivery expenses as a percentage of net sales in the third quarter of 2015 and first nine months of 2015 primarily reflected the impact of market share gains related to increased direct ship business in our Distribution segment, a reduction in fuel costs, the impact of acquisitions completed in 2014 and 2015 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage, and more efficient utilization per delivery truckload.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $1.5 million or 15.7%, to $10.8 million in third quarter 2015 from $9.3 million in third quarter 2014. For the nine months, SG&A expenses increased $6.9 million or 26.1%, to $33.5 million in 2015 from $26.6 million in 2014. The net increase in SG&A expenses in the third quarter and first nine months of 2015 compared to the prior year periods primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees. As a percentage of net sales, SG&A expenses were 5.0% in both the third quarter of 2015 and 2014. For the comparable nine months periods, SG&A expenses were 5.0% and 4.9% of net sales for 2015 and 2014, respectively.

 Amortization of Intangible Assets. Amortization of intangible assets increased $0.9 million and $3.0 million in the third quarter and first nine months of 2015, respectively, compared to the prior year periods, primarily reflecting the impact of the acquisitions completed in 2014 and the first nine months of 2015. In the aggregate, in conjunction with the 2014 and 2015 acquisitions, the Company recognized an estimated $69.9 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $2.7 million or 21.7%, to $15.2 million in third quarter 2015 from $12.5 million in the prior year. For the nine months, operating income increased $11.3 million or 28.6%, to $51.1 million from $39.8 million in 2014. As a percentage of net sales, operating income increased to 7.1% in third quarter 2015 from 6.6% in the same period in 2014, and increased to 7.6% in the first nine months of 2015 from 7.3% in the prior year period. The change in operating income is primarily attributable to the items discussed above.

Interest expense, net. Interest expense increased $0.5 million to $1.2 million in third quarter 2015 from $0.7 million in the prior year. For the nine months, interest expense increased $1.1 million to $2.9 million from $1.8 million in  2014. The change in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the third quarter and first nine months of 2015.

Income Taxes. The Company recorded income taxes at an estimated effective rate of 36.3% and 37.5% in the third quarter and the first nine months of 2015, respectively. For both the comparable 2014 periods, the estimated effective tax rate was 38.5%. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the remainder of 2015.

In both the first nine months of 2015 and 2014, the Company realized excess tax benefits of approximately $1.1 million related to stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in the first nine months of 2015 and 2014 at the then estimated combined federal and state statutory tax rate.

Net Income. Net income for third quarter 2015 was $9.0 million or $0.58 per diluted share compared to $7.3 million or $0.45 per diluted share for 2014. For the first nine months, net income was $30.2 million or $1.95 per diluted share in 2015 compared to $23.4 million or $1.45 per diluted share for 2014. The changes in net income for both the third quarter and first nine months of 2015 primarily reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, exterior graphics, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, and the recently acquired softwoods lumber division (North American). Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

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

Third Quarter and Nine Months Ended September 27, 2015 Compared to 2014

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

	Third Quarter Ended		Nine Months Ended
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(thousands)	2015	2014	2015	2014
Sales
Manufacturing	$173,733	$143,373	$533,071	$425,322
Distribution	46,148	50,265	154,493	137,871

Gross Profit
Manufacturing	27,962	22,608	88,158	68,349
Distribution	7,064	7,434	23,725	21,394

Operating Income
Manufacturing	17,243	13,647	56,775	43,062
Distribution	2,522	2,673	9,377	7,522

Manufacturing

Sales. Sales increased $30.3 million or 21.2%, to $173.7 million in third quarter 2015 from $143.4 million in 2014. In the first nine months of 2015, sales increased $107.8 million or 25.3%, to $533.1 million from $425.3 million in the first nine months of 2014. This segment accounted for approximately 79% and 77% of the Company’s consolidated net sales, respectively, for the third quarter and first nine months of 2015, and 74% and 75% for the third quarter and first nine months of 2014. In the third quarter of 2015, the sales increase reflected a 21% increase in the Company’s revenue from the RV industry, a 22% increase in revenue from the MH industry, and a 27% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 28%, 21% and 23% increase in the Company’s revenue from the RV industry, MH industry, and industrial markets, respectively.

The sales improvement in the third quarter and first nine months of 2015 was primarily attributable to the (i) incremental contribution of acquisitions completed in 2014 and 2015; (ii) increased RV, MH and industrial market penetration; (iii) an increase in wholesale unit shipments in the RV and MH industries of 4% and 8% in the third quarter of 2015, respectively, and 5% and 8% in the first nine months of 2015, respectively; and (iv) improved retail and commercial fixtures and furniture business in the industrial markets. Partially offsetting this revenue growth, particularly in the RV industry, in both the third quarter and first nine months of 2015, were the mix shift towards a larger concentration of entry level and lower priced units, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes.

Gross Profit. Gross profit increased $5.4 million to $28.0 million in third quarter 2015 from $22.6 million in third quarter 2014. As a percentage of sales, gross profit increased to 16.1% in third quarter 2015 from 15.8% in 2014. Gross profit increased $19.9 million to $88.2 million in the first nine months of 2015 from $68.3 million in the prior year period. As a percentage of sales, gross profit increased to 16.5% in the first nine months of 2015 from 16.1% in 2014. Gross profit for the third quarter and first nine months of 2015 improved primarily as a result of: (i) ) the impact of acquisitions completed during 2014 and 2015; (ii) higher revenue relative to overall fixed overhead costs; and (iii) ongoing process changes that primarily increased material yields and resulted in the realization of operating synergies.

Operating Income. Operating income increased $3.6 million to $17.2 million in third quarter 2015 from $13.6 million in the prior year. For the first nine months of 2015, operating income increased by $13.7 million to $56.8 million from $43.1 million in 2014. The improvement in operating income primarily reflects the increase in gross profit mentioned above.

Distribution

Sales. Sales decreased $4.2 million or 8.2%, to $46.1 million in the third quarter of 2015 from $50.3 million in 2014. In the first nine months of 2015, sales increased $16.6 million or 12.1%, to $154.5 million from $137.9 million in the first nine months of 2014. This segment accounted for approximately 21% and 23% of the Company’s consolidated net sales, respectively, for the third quarter and first nine months of 2015, and 26% and 25% for the third quarter and first nine months of 2014. In the third quarter of 2015, the sales decrease primarily reflected a 13% decrease in the Company’s revenue from RV industry and a 2% decrease in revenue from the industrial markets that were partially offset by a 6% increase in revenue from the MH industry. On a year-to-date basis, the sales increase reflected a 12% increase in the Company’s revenue from both the RV and MH industries and a 14% increase in revenue from the industrial markets.

The sales decline in the third quarter of 2015 was primarily attributable to the mix shift towards a larger concentration of entry level and lower priced units, particularly in the RV industry, which negatively impacted content per unit growth. The sales improvement in the first nine months of 2015 was primarily attributable to the contribution of one of our acquisitions completed in 2014, and increased market penetration and revenue due to additional direct ship distribution business added in the latter half of 2014 in the MH market. Sales were also positively impacted during the first nine months of 2015 by an 8% increase in wholesale unit shipments in the MH industry. Partially offsetting this revenue growth, particularly in the RV industry, in the first nine months of 2015, was the mix shift towards a larger concentration of entry level and lower priced units.

Gross Profit. Gross profit decreased $0.3 million to $7.1 million in third quarter 2015 from $7.4 million in 2014. As a percentage of sales, gross profit was 15.3% in third quarter 2015 compared to 14.8% in 2014.

For the first nine months of 2015, gross profit increased $2.3 million to $23.7 million in 2015 compared to $21.4 million in 2014. As a percentage of sales, gross profit was 15.4% in the first nine months of 2015 compared to 15.5% in 2014. The decrease in gross profit as a percentage of sales for the first nine months of 2015 is primarily attributable to the impact of one of our acquisitions completed in 2014 and an increase in sales of lower margin products primarily resulting from the increased direct ship distribution business added in the latter half of 2014 at certain of the Company’s distribution facilities.

Operating Income. Operating income in third quarter 2015 decreased $0.2 million to $2.5 million from $2.7 million in 2014. For the first nine months of 2015, operating income increased $1.9 million to $9.4 million from $7.5 million in the first nine months of 2014. The change in operating income is primarily attributable to the items discussed above.

Unallocated Corporate Expenses

Unallocated corporate expenses in the third quarter of 2015 decreased $0.2 million to $2.2 million from $2.4 million in the comparable prior year period. In the first nine months of 2015, unallocated corporate expenses increased $1.2 million to $9.0 million from $7.8 million in the first nine months of 2014. Unallocated corporate expenses in both the third quarter and first nine months of 2015 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2014 and 2015 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities and borrowings under our 2015 Credit Facility (as defined herein). Our principal uses of cash are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Net cash provided by operating activities was $25.3 million in the first nine months of 2015 compared to $23.2 million in the first nine months of 2014. Net income was $30.2 million in the first nine months of 2015 compared to $23.4 million in the 2014 period. Net of acquisitions, trade receivables increased $17.6 million in the first nine months of 2015 and $15.2 million in the same period of 2014 reflecting increased sales levels and seasonal trends in each of those periods including the post-acquisition sales increases of the acquisitions completed in 2015, 2014 and 2013. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of $16.7 million and $3.2 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended September 27, 2015 and September 28, 2014, respectively.

Net of acquisitions, inventories increased $3.7 million in the first nine months of 2015 and $8.3 million in the comparable 2014 period, primarily reflecting higher sales volumes and related higher inventory levels associated with acquisitions completed in 2015, 2014 and 2013. We will continue to drive increased inventory turn levels in the fourth quarter of 2015 and into the first quarter of 2016 as we continue to work together with key suppliers to match lead-time and minimum order requirements, although we may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $0.6 million net increase in accounts payable and accrued liabilities in the first nine months of 2015 and the $11.9 million net increase in the comparable 2014 period primarily reflected the increased level of business activity and ongoing operating cash management, and the impact of acquisitions.

The Company paid income taxes of $18.3 million and $16.0 million in the first nine months of 2015 and 2014, respectively.

Investing Activities

Investing activities used cash of $143.1 million in the first nine months of 2015 primarily to fund the acquisitions of Better Way, SCI and North American for $139.2 million in the aggregate, and for capital expenditures of $4.7 million. Investing activities used cash of $66.8 million in the first nine months of 2014 primarily to fund the acquisitions of Precision, Foremost and PolyDyn3 for $62.6 million in the aggregate, and for capital expenditures of $4.2 million.

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

Financing Activities

Net cash flows provided by financing activities were $119.1 million in the first nine months of 2015 compared to $46.2 million in the comparable 2014 period. As of September 27, 2015, availability under the revolving line of credit was approximately $75.4 million (including cash on hand of $1.4 million).

The increase in net borrowings of $126.4 million in the first nine months of 2015 primarily reflected the funding of the Better Way, SCI and North American acquisitions, stock repurchases and capital expenditures, totaling $149.5 million in the aggregate, partially offset by debt repayments on the 2015 Revolver (as defined herein). In accordance with its scheduled debt service requirements, the Company paid down $2.7 million in principal on its Term Loan (as defined herein) in the first nine months of 2015, and $2.7 million in principal on September 30, 2015 (beginning of fiscal fourth quarter 2015). For the first nine months of 2014, net long-term debt payments were approximately $52.3 million.

In the first nine months of 2015, the Company repurchased 195,750 shares of common stock for a total cost of $5.7 million. In the first nine months of 2014, the Company used cash to repurchase 259,094 shares of common stock for a total cost of $6.9 million.

From the beginning of the Company’s fiscal fourth quarter through October 23, 2015, the Company repurchased an additional 25,000 shares of common stock for a total cost of approximately $1.0 million.

Cash flows related to financing activities in both the first nine months of 2015 and 2014 also included $1.1 million related to the realization of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in the first nine months of 2015 and 2014 at the then estimated combined federal and state statutory tax rate. In addition, cash flows from financing activities included $1.9 million of proceeds received from the exercise of stock options in the first nine months of 2015.

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

On August 31, 2015, the Company entered into a first amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $300.0 million from $250.0 million by expanding the 2015 Revolver to $225.0 million.

At September 27, 2015, the Company had $72.3 million outstanding under the Term Loan and $152.5 million outstanding under its 2015 Revolver.

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

As of and for the September 27, 2015 reporting date, the Company was in compliance with both of these financial covenants. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 27, 2015 and for the fiscal 12-month period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.05
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.75

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at September 27, 2015; and (3) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 8 to the Notes to the Condensed Consolidated Financial Statements.

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

Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $300.0 million (effective as of August 31, 2015) and are subject to variable rates of interest. The unused availability under the Credit Facility as of September 27, 2015 was $75.4 million, including cash on hand. For the first nine months of 2015 and for the fiscal year ended December 31, 2014, we were in compliance with all of our debt covenants under the terms of the credit agreement in effect at each reporting date.

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

OTHER

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and generally have been at the highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers to the September timeframe, whereby dealers are delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the third quarter and extending through October, and when combined with our increased concentration in the RV industry, led to a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum and components used by the Company that are made from these raw materials, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and have continued to fluctuate in 2014 and 2015. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

At September 27, 2015, our total debt obligations under the 2015 Credit Agreement were under the LIBOR-based and prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.2 million, assuming average related revolving debt subject to variable rates of $224.8 million, which was the total amount of related borrowings at September 27, 2015 subject to variable rates.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 27, 2015 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.
(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
June 29 - July 26, 2015	-	-	-	$20,000,000
July 27 - Aug. 30, 2015	-	-	-	20,000,000
Aug. 31 - Sept. 27, 2015 (1)	21,601	$47.27	-	20,000,000
Total	21,601		-

(1)

On September 14, 2015, the Company purchased 21,601 shares of common stock at a purchase price of $47.27 per share for the sole purpose of satisfying the minimum tax withholding obligations of an employee upon the exercise of stock appreciation rights held by the employee.

(2)

In February 2015, the Board authorized an increase in the amount of the Company’s stock that may be acquired under the existing stock buyback program over the following 12 months to $20.0 million. In the first nine months of 2015, the Company repurchased 195,750 shares, including 150,000 shares purchased from a major stockholder in a privately negotiated transaction, at an average price of $28.86 per share for a total cost of approximately $5.7 million. There were no stock repurchases in the third quarter of 2015 under the stock buyback program. Since the inception of the stock repurchase program in February 2013 through September 27, 2015, the Company has repurchased in the aggregate 1,323,870 shares at an average price of $19.38 per share for a total cost of approximately $25.7 million.

In the period from September 28, 2015 (the beginning of the Company’s fourth fiscal quarter) through October 23, 2015, the Company repurchased 25,000 shares of common stock at an average price of $38.94 per share for a total cost of approximately $974,000. Since the inception of the stock repurchase program in February 2013 through October 23, 2015, the Company has repurchased in the aggregate 1,348,870 shares at an average price of $19.74 per share for a total cost of approximately $26.6 million. As of October 23, 2015, there was $19.0 million available to be repurchased under the authorized stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 5, 2015	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 5, 2015	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Executive Vice President-Finance and Chief Financial Officer