Form 10-K
period 2015-12-31
PATRICK INDUSTRIES INC
filed 2016-03-14
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 26, 2015 (based upon the closing price on the Nasdaq Stock Market LLC and an estimate of 76.74% of shares owned by non-affiliates) was $456,167,749. The closing market price was $38.47 on that day and 15,451,854 shares of the registrant’s common stock were outstanding. As of February 26, 2016, there were 15,219,984 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2016 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2015
TABLE OF CONTENTS

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (collectively, the “Company,” “we,” “our” or “Patrick”) and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Patrick does not undertake to publicly update or revise any forward-looking statements, except as required by law. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2015.

There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A. These factors include, without limitation, the impact of any economic downturns especially in the residential housing market, a decline in consumer confidence levels, pricing pressures due to competition, costs and availability of raw materials, availability of commercial credit, availability of retail and wholesale financing for residential and manufactured homes, availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, retention and concentration of significant customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company's core businesses, the seasonality and cyclicality in the industries to which our products are sold, realization and impact of efficiency improvements and cost reductions, the successful integration of acquisitions and other growth initiatives, interest rates, oil and gasoline prices, adverse weather conditions impacting retail sales, and our ability to remain in compliance with our credit agreement covenants. In addition, national and regional economic conditions may affect the retail sale of recreational vehicles and residential and manufactured homes.

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

PART I

ITEM 1.     BUSINESS

Company Overview

Patrick Industries, Inc., which was founded in 1959 and incorporated in Indiana in 1961, is a major manufacturer of component products and distributor of building products and materials for the recreational vehicle (“RV”) and manufactured housing (“MH”) industries. In addition, we are a supplier to certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine, and other industrial markets. We manufacture a variety of products including decorative vinyl and paper laminated panels, solid surface, granite and quartz countertops, fabricated aluminum products, wrapped vinyl, paper and hardwood profile mouldings, slide-out trim and fascia, cabinet doors and components, hardwood furniture, fiberglass bath fixtures, fiberglass and plastic component products including front and rear caps and marine helms, softwoods lumber, interior passage doors, RV painting, simulated wood and stone products, and slotwall panels and components, among others.

We are also an independent wholesale distributor of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, fiber reinforced polyester (“FRP”) products, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. We have a nationwide network of manufacturing and distribution centers for our products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of our customers. We believe that we are one of the few suppliers to the RV and MH industries that has such a nationwide network. At December 31, 2015, we maintained 42 manufacturing plants and 16 warehouse and distribution facilities in 11 states.

Approximately 80% and 84% of our consolidated net sales in 2015 and 2014, respectively, were decorative interior products and components, consisting primarily of manufactured panels, mouldings and trim, hardwood and pressed doors, furniture and fascia, countertops, and fiberglass products. We have no material patents, licenses, franchises, or concessions and do not conduct significant research and development activities.

Over the last three years, we have executed on a number of strategic initiatives including: the completion of 10 acquisitions, the introduction of over 360 new products and product line extensions, the implementation of a branding strategy, increasing our market share, maintaining an appropriate level of leverage, investing in property, plant and equipment, operational restructuring at certain manufacturing and distribution facilities, disposition of underperforming operations and facilities, and aggressive management of inventory levels to changes in sales levels. The combination of improving economic conditions, particularly in the RV industry, and the execution of the strategic initiatives identified above, among others, resulted in our sales, operating income, net income and cash flows improving significantly in the three years ended December 31, 2015. In the Executive Summary section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we provide an overview of the impact that macroeconomic conditions had on our operations and in the RV, MH and industrial markets in 2015.

We have continued to expand the breadth and the depth of our products and services through the integration of new and innovative product lines designed to bring value to our customers and create additional scale advantages. See “Strategic Acquisitions and Expansion” below and Note 4 to the Consolidated Financial Statements in Item 8 of this report for further details.

Patrick had two reportable operating segments in 2015, Manufacturing and Distribution. Financial information about these operating segments is included in Note 17 to the Consolidated Financial Statements and incorporated herein by reference.

Competitive Position

The RV and MH industries are highly competitive with low barriers to entry, which carries through to the suppliers to these industries. Across the Company’s range of products and services, competition exists primarily on price, product features, quality and service. Several competitors compete with us in each product line on a regional and local basis. However, in order for a competitor to compete with us on a national basis, we believe that a substantial capital commitment and investment in personnel and facilities would be required. The industrial markets that we serve are also highly competitive.

Given the environment in the industries in which we operate, the Company has identified several operating strategies to maintain or enhance earnings through strategic acquisitions, productivity initiatives, expansion into new product lines, and optimization of capacity utilization.

Strategy

Overview

We believe that we have developed strong working relationships with our customers and suppliers, and have oriented our business to their needs. Our customers include all of the larger RV and MH manufacturers and a number of large to medium-sized industrial customers. The majority of our industrial customers are generally directly linked to the residential housing markets. Our RV and MH customers generally demand competitive prices, high quality standards, short lead times, and a high degree of flexibility from their suppliers. Our industrial customers typically are less price sensitive than our RV and MH customers, and are focused on consistent high quality products, exceptional customer service, and quick response times.

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

As we explore new markets and industries, we believe that our core competencies and focus on executing on our strategic plan provide us with a strong foundation for future growth. In 2015, approximately 75% of our net sales were to the RV industry, 14% to the MH industry, and 11% to the industrial markets. In 2014, approximately 74% of our net sales were to the RV industry, 15% to the MH industry, and 11% to the industrial markets. The increase in wholesale unit shipments in the RV market relative to the growth in the other primary market sectors in which Patrick operates, the introduction of new products to the marketplace, and the impact of the acquisitions completed in the last three years have led to an increase in our RV market sales concentration through 2015 when compared to prior periods.

Operating Strategies

Key operating strategies identified by management include the following:

Strategic Acquisitions and Expansion

We supply a broad variety of building materials and interior decorative component products to the RV, MH and industrial markets. With our nationwide manufacturing and distribution capabilities and capacities, we believe that we are well positioned for continued market improvement in all industry sectors and the introduction of new products to further bring value to our customer base. In order to facilitate this initiative, we are focused on driving growth in all three of our primary markets through the acquisition of companies with strong management teams with a strategic fit to our core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand our existing businesses. We believe there continue to be acquisition opportunities in all three primary markets that we serve.

From 2013 to 2015, we invested approximately $229 million, in the aggregate, to complete a total of 10 acquisitions, which directly complemented our core competencies and product lines. See Note 4 to the Consolidated Financial Statements for a description of the 2013 acquisitions.

In 2014, we invested approximately $72 million to complete four acquisitions: Precision Painting, Inc., Carrera Custom Painting, Inc., and Millennium Paint, Inc., three related full service exterior full body painting operations that offer exterior painting and interior refurbishing for both original equipment manufacturers (“OEMs”) and existing RV and fleet owners, and TDM Transport, Inc., a transportation operation that services their in-house customers (collectively referred to as “Precision Painting Group” or “Precision”); Foremost Fabricators, LLC (“Foremost”), a fabricator and distributor of fabricated aluminum products, FRP sheet and coil, and custom laminated products primarily used in the RV market; PolyDyn3, LLC (“PolyDyn3”), a custom fabricator of simulated wood and stone products for the RV market; and Charleston Corporation (“Charleston”), a manufacturer of fiberglass and plastic components primarily used in the RV, marine, and vehicle aftermarket industries.

In 2015, we invested approximately $140 million to complete three acquisitions: Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine and transit vehicle markets; Structural Composites of Indiana, Inc. (“SCI”), a manufacturer of large, custom molded fiberglass front and rear caps and roofs, primarily used in the RV market, and specialty fiberglass components for the transportation, marine and other industrial markets; and North American Forest Products, Inc. and its wholly owned subsidiary, North American Moulding, LLC (collectively, “North American”), a manufacturer and distributor, primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products. North American is also a manufacturer and supplier of raw and processed softwoods products primarily used in the RV and MH industries.

In February 2016, we invested approximately $25 million to acquire Parkland Plastics, Inc. (“Parkland”), a fully integrated designer, green manufacturer and distributor of innovative polymer-based products including wall panels, lay-in ceiling panels, coated and rolled floors, protective moulding, and adhesives and accessories, primarily for the RV industry and the architectural and industrial markets.

In March 2016, we invested approximately $11 million to acquire The Progressive Group (“Progressive”), a distributor and manufacturer’s representative for major name brand electronics to a customer base primarily consisting of small, mid-size and large retailers, distributors, and custom installers primarily serving the auto and home electronics, retail, custom integration, and commercial channels.

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

We believe that diversification into other industrial markets provides opportunities for improved operating margins with complementary products that increase our capacity utilization. In addition, we feel that our nationwide manufacturing and distribution capabilities have enabled us to be well positioned for new product expansion.

Additionally, we may explore strategic acquisition opportunities that are not directly tied to the three primary markets we serve in order to further leverage our core competencies in manufacturing and distribution and to diversify our end market exposure and presence.

Utilization of Manufacturing Capacity

Plant Consolidations / Closures and Plant Expansion

Certain manufacturing and distribution operating facilities were either consolidated or expanded during 2014 and 2015 in an effort to continue to improve operating efficiencies in the plants through increased capacity utilization. In 2014, we closed our leased distribution facility in Madisonville, Tennessee and consolidated the business into the existing Mt. Joy, Pennsylvania and Decatur, Alabama distribution facilities that engage in similar activities. In 2015, we leased an existing production facility in Wakarusa, Indiana, as part of our Precision Painting Group, to support growing market opportunities and increase our capacity in the RV painting market.

In addition, in an effort to support our continued focus on acquisitions and in capturing market share through the introduction of our existing product lines in markets outside of our core Midwest market, we have several new initiatives in process in 2016, which include the expansion of our manufacturing operations in Southern California and the Pacific Northwest in alignment with OEM facility expansions in those regions, and additional expansion opportunities in the Southeast and Northeast regions.

Market and product expansion in these territories include expanding our geographic product reach by opening: (1) an additional manufacturing plant in Southern California to fabricate solid surface countertops, and (2) two new facilities in the Pacific Northwest, in Oregon and Idaho, to provide laminated products and interior doors to the growing customer base in that region. We expect operations in these areas to be fully functional by the end of the first quarter of 2016. Additionally, in 2016, we have plans to open a countertop manufacturing facility in the Southeast, and increase capacity and our footprint in Pennsylvania to support the growing industrial market opportunities in the Northeast.

Product Development and New Product Introductions

With our versatile manufacturing and distribution capabilities, we are continually striving to increase our presence in all of the markets that we serve and gain entrance into other markets. We remain committed to new product introduction and development initiatives. New product development is a key component of our strategy to grow our market share and revenue base, adapt to changing market conditions, and proactively address customer demand.

In March 2016, we opened The Studio, our new Design/Innovation Center and Showroom located in Elkhart, Indiana. Our focus is to present the latest design trends and products, and provide a creative environment for our customers to design products and enhance their brand.  The 45,000 square foot facility includes a large showroom devoted to the display of a majority of the products, capabilities and services offered by each of Patrick’s business units, in addition to offices and conference rooms. Our specialized team of designers, engineers and graphic artists works with our RV, MH and industrial customers to meet their creative design and product needs including creating new styles and utilizing new colors, patterns, products, and wood types for panels and mouldings, cabinet doors, furniture, lighting and other products. Other services provided at The Studio include product development, 3D CAD illustration, 3D printing, photography and marketing.

In addition to the new product offerings stemming from acquisitions, we further enhanced our product offerings to our customers in the RV, MH and industrial markets through the introduction of several new products and the expansion of our existing product lines in 2015 including, on the manufacturing side, several new cabinet door styles and fascia, upgraded cabinetry and countertops, new slide-out trim, new styles of interior passage doors for RVs, pressed countertops, various fiberglass and plastic components, front and rear end caps, lighting packages, and backsplashes. Our distribution line of products was expanded to include new faucets modeled after the residential market, residential furniture, televisions and sound bars, ceramic tile, mattresses, fireplace surrounds, kitchen appliances, RV electrical control systems, flooring options and various building products.

Branding

In conjunction with our acquisition strategy, we continue to focus our efforts on providing specific product knowledge, expertise and support to our customers through a branding strategy which includes product managers for each of our key product lines, support staff, and strategic supplier relationships which allow us to partner with them as a supplier of choice to drive efficiency and maximize value by providing the expertise and support in the products that we sell.  Our primary product brands include Adorn, Custom Vinyls, Patrick Distribution, AIA Countertops, Quest Audio Video, Interior Components Plus, Gravure Ink, Praxis Group, Infinity Graphics, Décor Manufacturing, Gustafson Lighting, Creative Wood Designs, Middlebury Hardwood Products, Frontline Manufacturing, Premier Concepts, West Side Furniture, Precision Painting, Carrera Custom Painting, Millennium Paint, Foremost Fabricators, PolyDyn3, Charleston, Better Way Products, SCI and North American. In addition, our industrial markets sector cross sells existing product lines and launches new products that are targeted to serve unique, consumer-driven channels under the Decorative Dynamics brand name.

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

Gravure Ink, our vinyl printing facility, produces a wide variety of decorative and textured printed wall vinyls that are laminated to gypsum, lauan, or other materials depending on customer needs in the RV and MH industries.  The vinyls are generally 50” in width and 3.2 mil nominal thickness, and are shipped in rolls ranging from 300-800 yards in length. This facility produces material both for sale to external customers and for internal use.

In 2014, we expanded our stable of products to include three related exterior full body painting operations (the Precision Group), a fabricator and distributor of fabricated aluminum and FRP products (Foremost), a custom fabricator of simulated wood and stone products (PolyDyn3), and a manufacturer of fiberglass and plastic components (Charleston).

In 2015, we further expanded our fiberglass operations through the acquisition of two fabricators of various custom fiberglass components (Better Way and SCI). In addition, we acquired a fabricator and distributor of custom moulding and laminated products, and expanded into the raw and processed softwood products market through our acquisition of North American.

Markets

We are engaged in the manufacturing and distribution of building products and interior decorative component products for use primarily by the RV and MH industries, and in other industrial markets. We continue to capture market share through our strategic acquisitions and new product initiatives, which have resulted in sales levels growing at a rate significantly in excess of the general industry over the last five years.

RV industry conditions continued to improve as the full year 2015 marked the sixth consecutive annual increase in RV wholesale unit shipments. We believe that industry-wide retail sales and the related production levels of RVs will be dependent on the overall strength of the economy, consumer confidence levels, conditions in the credit markets, and other demographic trends. Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income can have a negative impact on this market.

Although growth in the MH industry, based upon improved levels of wholesale shipments, has improved in recent years, it continues to be suppressed by the lack of financing alternatives and by financing and regulatory constraints imposed on lenders. We continue to believe there is significant potential for the MH market in the long-term based on the current shipment level trends as discussed below.

Approximately 50% of our industrial revenue base in 2015 was associated with the U.S. residential housing market, and therefore, there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities.

Over the last several years, we have focused on diversification, strategic acquisitions, and bringing new and innovative products to the market. We have also targeted certain sales efforts towards market segments that are less directly tied to residential new home construction, including the retail fixture, furniture, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenues from the industrial markets. Additionally, we have gained market share and expanded into new geographic territories as a result of investment in new team members with significant product knowledge, relationships, and expertise in the commercial markets.

Recreational Vehicles

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing general economic conditions, which affect disposable income for leisure time activities. The deeper cycles have been tied to major economic and world events including the 1991 Gulf War, September 11, 2001 terrorist attacks, and the “Great Recession” of 2007-2009. We believe that consumer confidence, the level of disposable income, equity securities market trends, and significant fluctuations in interest rates have an impact on RV sales. Over the past several years, however, we believe there has been a level of resilience in the RV marketplace, where RV buyers appear to have prioritized the purchase of an RV over other discretionary items in an effort to pursue their desired “RV lifestyle”. Periods of lower gasoline prices can have a positive impact on RV retail purchases, however, extended periods of lower fuel prices followed by a sudden increase in prices could have a negative impact on retail RV purchases in the short term while the market adjusts.

Demographic and ownership trends continue to point to favorable market growth in the long term, as there is a culture shift toward outdoor activities, with a large segment of the population’s “millennials” embracing this outdoor lifestyle and entering into the RV marketplace. In addition, the number of “baby-boomers” reaching retirement age is steadily increasing, and the RV owning population in the 35-54 year old demographic continues to grow. The U.S. Census Bureau estimates that there are expected to be approximately 11,000 “baby-boomers” reaching age 65 every day through 2029. Additionally, products such as sports-utility RVs and “toy haulers,” with a rear section to store and transport motorcycles, snowmobiles, ATVs, sand rails, and other leisure products, are attractive to younger buyers, and RV manufacturers are also providing an array of product choices, including producing lightweight towables and smaller fuel-efficient motorhomes. Environmentally-conscious technologies, such as lightweight composite materials, solar panels, and energy-efficient components, are also options that can be added to an RV.

Recreational vehicle classifications are based upon standards established by the Recreational Vehicle Industry Association (“RVIA”). The principal types of recreational vehicles include: (1) Towables: conventional travel trailers, folding camping trailers, fifth wheel trailers, and truck campers which are lighter and less expensive than standard gas or diesel powered motorized units, representing a more attractive solution for the cost-conscious buyer; and (2) Motorized: motor homes. Both towable and motorized RV units are distinct from mobile homes, which are manufactured houses designed for permanent and semi-permanent residential dwelling. The Company estimates that its mix of RV revenues related to towable units and motorized units is consistent with the overall RV production mix. In 2015 and 2014, towable unit shipments represented approximately 87% and 88%, respectively, of total RV wholesale shipments. Towable unit shipments increased approximately 5% and 11%, respectively, during those same time periods. On the motorized side, wholesale unit shipments represented approximately 13% and 12%, respectively, of total RV wholesale shipments in 2015 and 2014. Motorized unit shipments rose approximately 8% and 15% in the comparable periods.

Sales of recreational vehicle products have been cyclical in the past. In the most recent major cycle, wholesale unit shipments in the RV industry declined from an all-time high of 390,500 units in 2006 to 165,700 units in 2009. In the period from 2010 to 2015, wholesale unit shipments per year averaged 305,000 units. In 2015, wholesale shipment levels rose 5% to 374,246 units, resulting in a cumulative gain of approximately 126% since 2009. The RVIA is currently forecasting full year 2016 wholesale unit shipments to increase by approximately 2% compared to the 2015 level.

The following chart reflects historical wholesale unit shipment levels in the RV industry from 2006 through 2015 per RVIA statistics:

Manufactured Housing

Manufactured homes historically have been one of the principal means for first-time homebuyers to overcome the obstacles of large down payments and higher monthly mortgage payments due to the lower cost of construction as compared to site-built homes. Manufactured housing also provides a cost effective alternative for those individuals and families seeking to establish home ownership or whose credit ratings have been impacted by the economic and job environment over the past several years. In addition, manufactured homes are an attractive option for those who have migrated to temporary and multi-family housing alternatives, an attractive entry point for many first-time homebuyers and individuals and families looking to re-enter the home ownership market, or for retirees and others desiring a lifestyle in which home ownership is less burdensome than in the case of site-built homes.

Manufactured homes are constructed to the building standards of the U.S. Department of Housing and Urban Development (“HUD”) and are factory built and transported to a site where they are installed, often permanently. All manufactured homes have design limitations imposed by the constraints of efficient production and over-the-road transit. The cost of delivery limits the effective competitive shipping range of the manufactured homes to approximately 400 to 600 miles. Modular homes, which are built in accordance with state and local building codes, are factory built homes that are built in sections and transported to the site for installation. These homes and many HUD code homes are generally set on a foundation and are subject to land/home-financing terms and conditions.

The MH industry is affected by the availability, cost, and in many cases, the credit requirements of alternative housing, such as apartments, town houses, condominiums and site-built housing, including repossessed residential housing inventory levels. The 2009 level of 49,789 wholesale units was the lowest level in the last 50 years. In the period from 2010 to 2015, MH unit shipments per year averaged 58,600 units. In 2015, MH unit shipments rose 10% to 70,519 units, resulting in a gain in annual shipments of approximately 42% since 2009, but still trending well below historical levels.

While sales growth in the MH industry continues to be limited by the lack of financing alternatives and credit availability in the short term, we believe there is pent up demand being created and significant upside potential for this market in the long term based on current demographic trends including multi-family housing capacity, new home pricing, improving credit and financing conditions, and improved consumer savings levels, among other factors. We currently expect continued steady growth in this market for 2016 with more significant growth in the long term assuming improved availability of credit and recalibration of quality credit standards.

Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans. While there is still some overhang related to the overall economic environment and the financing conditions mentioned above, we believe there is also long-term potential for this industry as residential housing demand continues to improve. On average, over the last 40 years, approximately three-fourths of total residential housing starts have been single-family housing starts. In addition, wholesale unit shipment levels in the MH industry have averaged approximately 9-11% of the level of single-family housing starts over the last 10 years.

The following chart reflects the historical wholesale unit shipment levels in the MH industry from 2006 through 2015 per the Manufactured Housing Institute:

Other Markets

Many of our core manufacturing products, including paper/vinyl laminated panels, shelving, drawer-sides, high-pressure laminated panels, solid surface, granite, and quartz countertops, cut-to-size products, and fiberglass and plastic components, are utilized in the kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine, and other industrial markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for us to diversify our customer base, while providing increased contribution to our core laminating and fabricating competencies.  While the residential furniture markets have been impacted by import pressures, there has been a renewed interest in domestically produced products and the “Made in the USA” label. Additionally, other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. Over the past three years, the residential housing market in particular has shown signs of improving across the country and that trend is expected to continue in fiscal 2016 resulting in increased demand for our products. Our sales to the industrial market generally lag new housing starts by six to nine months and will vary based on differences in regional economic prospects.  We believe that we have the available capacity to increase industrial revenue and benefit from the diversity of multiple market segments, unique regional economies and varied customer strategies.

Marketing and Distribution

Our sales are to RV and MH manufacturers and other industrial products manufacturers. We have over 800 active customers. The Company's RV products include consolidated sales to two major manufacturers of RVs that each account for over 10% of our consolidated net sales - Forest River, Inc., a Berkshire Hathaway Company (“Forest River”) and Thor Industries, Inc. (stock symbol: THO) (“Thor”). Both Forest River and Thor are comprised of various operating subsidiaries and brand names that operate within the parent company. For the years ended December 31, 2015 and 2014, our combined sales to the operating subsidiaries of Forest River and Thor, on a consolidated basis, accounted for 55% and 58% of our consolidated net sales, respectively.

A majority of products for distribution are generally purchased in railcar, container, or truckload quantities, warehoused, and then sold and delivered by us. In addition, approximately 19% and 18% of our distribution segment’s sales were from products shipped directly from the suppliers to our customers in 2015 and 2014, respectively. We typically experience a one to two week delay between issuing our purchase orders and the delivery of products to our warehouses or customers. We generally keep backup supplies of various commodity products in our warehouses to ensure that we have product on hand at all times for our distribution customers. Our customers do not maintain long-term supply contracts, and therefore, we bear the risk of accurate advanced estimation of customer orders. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment. We have no significant backlog of orders.

With the acquisitions completed in 2015 and in the first quarter of 2016, and with certain plant consolidations and expansions in 2015, we operate 23 warehouse and distribution centers and 43 manufacturing operations located in Alabama, Arizona, California, Colorado, Georgia, Illinois, Indiana, Michigan, Minnesota, Oregon, Pennsylvania, Texas and Utah. By using these facilities, we are able to minimize our in-transit delivery time and cost to the regional manufacturing plants of our customers.

Patrick does not engage in significant marketing efforts nor does it incur significant marketing or advertising expenditures, other than attendance at certain trade shows and the activities of its sales personnel and the maintenance of customer relationships through price, quality of its products, service and customer satisfaction. Both our new design center and showroom, and our Company website, www.patrickind.com, have allowed us to further showcase our primary product brands to both existing and potential customers and expand our Internet presence.

Suppliers

During the year ended December 31, 2015, we purchased approximately 49% of our raw materials and distributed products from 20 different suppliers. The five largest suppliers accounted for approximately 25% of our total purchases. We have terms and conditions with certain suppliers that specify exclusivity in certain areas, pricing structures, rebate agreements and other parameters.

Raw materials are primarily commodity products, such as lauan, gypsum, particleboard, other lumber products, aluminum, resin, and overlays, among others which are available from many suppliers. We do not maintain long-term supply agreements. Our sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect our major suppliers. We believe that we have a good relationship with all of our significant suppliers. Alternate sources of supply are available for all of our material purchases.

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

The Company is certified to sell Forestry Stewardship Council (“FSC”) materials to its customers at certain of its manufacturing branches. The FSC certification provides a link between responsible production and consumption of materials from the world’s forests and it assists our customers in making socially and environmentally responsible buying decisions on the products they purchase.

We believe that we are currently operating in material compliance with applicable laws and regulations and have made reports and submitted information as required. The Company believes that the expense of compliance with these laws and regulations with respect to environmental quality, as currently in effect, will not have a material adverse effect on its financial condition or competitive position, and will not require any material capital expenditures for plant or equipment modifications.

Seasonality

Manufacturing operations in the RV and MH industries historically have been seasonal and generally have been at their highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second and third quarters. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers to the September timeframe, whereby dealers are delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the third quarter and extending through October, and when combined with our increased concentration in the RV industry, led to a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year.

Employees

As of December 31, 2015, we had 3,542 employees, 3,181 of which were engaged directly in production, warehousing, and delivery operations; 97 in sales; and 264 in office and administrative activities, which includes purchasing, inventory and production control, customer service, human resources, accounting, and information technology, among others. There were no manufacturing plants or distribution centers covered by collective bargaining agreements. Patrick continuously reviews benefits and other matters of interest to its employees and considers relations with its employees to be good.

Executive Officers of the Company

The following table sets forth our executive officers as of January 1, 2016:

Name	Position
Todd M. Cleveland	Chief Executive Officer
Andy L. Nemeth	President and Secretary-Treasurer
Jeffrey M. Rodino	Executive Vice President of Sales and Chief Operating Officer
Joshua A. Boone	Vice President of Finance and Chief Financial Officer
Courtney A. Blosser	Vice President of Human Resources

Todd M. Cleveland (age 47) was appointed Chief Executive Officer in February 2009. Mr. Cleveland was President of the Company from May 2008 to December 2015, and Chief Operating Officer from May 2008 to March 2013. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn Holdings, Inc. (“Adorn”) by Patrick in May 2007. Mr. Cleveland spent 17 years with Adorn serving as President and Chief Executive Officer since 2004; President and Chief Operating Officer from 1998 to 2004; Vice President of Operations and Chief Operating Officer from 1994 to 1998; and other leadership roles from 1990 to 1994. Mr. Cleveland has over 25 years of manufactured housing, recreational vehicle, and industrial experience in various leadership capacities.

Andy L. Nemeth (age 46) was appointed President of the Company on January 1, 2016. In addition to this role, Mr. Nemeth serves as the Secretary-Treasurer, a position he has held since 2002. Prior to that, Mr. Nemeth was the Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015. In addition, he served as the Vice President of Finance and Chief Financial Officer from 2003 to 2004. Mr. Nemeth was a Division Controller from 1996 to 2002 and prior to that, he spent five years in public accounting with Coopers & Lybrand (now PricewaterhouseCoopers). Mr. Nemeth has over 24 years of manufactured housing, recreational vehicle, and industrial experience in various financial capacities.

Jeffrey M. Rodino (age 45) was appointed Chief Operating Officer of the Company in March 2013. In addition to this role, Mr. Rodino serves as the Executive Vice President of Sales, a position he has held since December 2011. Prior to that, Mr. Rodino served as Vice President of Sales for the Midwest from August 2009 to December 2011 and was elected an Officer in May 2010. Mr. Rodino also served in a variety of top-level sales and marketing roles after joining Patrick in 2007 and held similar key sales positions during his tenure with Adorn from 2001 until May 2007, when Adorn was acquired by Patrick. Mr. Rodino has over 22 years of experience in serving the recreational vehicle, manufactured housing and industrial markets.

Joshua A. Boone (age 36) was appointed Vice President of Finance and Chief Financial Officer of the Company on January 1, 2016. Mr. Boone joined the Company as its Director of Corporate Finance in July 2014. Prior to his role at Patrick, Mr. Boone served as Chief Financial Officer for Pretzels, Inc. from 2012 to 2014 and served in several leadership positions in finance and accounting at Brunswick Corporation from 2007 to 2014.

Courtney A. Blosser (age 49) was appointed Vice President of Human Resources in October 2009 and elected an Officer in May 2010. Prior to that, Mr. Blosser served in executive level human resource leadership roles that included Corporate Director-Human Resources, Whirlpool Corporation from 2008 to 2009, and Vice President-Human Resources, Pfizer Inc. from 1999 to 2008.  Mr. Blosser held human resource leadership roles of increasing responsibility with JM Smucker Company from 1989 to 1999.  Mr. Blosser has over 27 years of operations and human resource experience in various industries.

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

Historically, a macroeconomic downturn has adversely affected our operating results and could again in the future. Companies in these markets are subject to volatility in production levels, shipments, sales and operating results due to changes in external factors such as general economic conditions, including credit availability, consumer confidence, employment rates, interest rates, inflation and other economic conditions affecting consumer demand, as well as demographic and political changes. We cannot predict the duration of an economic downturn, the timing or strength of a subsequent economic recovery or the extent to which an economic downturn will continue to negatively impact our business, financial condition and results of operations.

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

Although we have a large number of customers, our sales are significantly concentrated with two customers, the loss of either of which could have a material adverse impact on our operating results and financial condition.

Two customers in the RV market accounted for a combined 55% of our consolidated net sales in 2015. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. In addition, we do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Changes in consumer preferences relating to our products could adversely impact our sales levels and our operating results.

Changes in consumer preferences, or our inability to anticipate changes in consumer preferences for RVs or manufactured homes, or for the products we make for RVs and manufactured homes, could reduce demand for our products and adversely affect our operating results and financial condition.

A significant percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments or reductions in industry growth could adversely impact our sales levels to this industry and our operating results.

In 2015, 75% of our net sales were to the RV industry versus 74% in 2014 and 72% in 2013. The increase in the Company’s sales concentration in the RV industry primarily resulted from an increase in RV wholesale unit shipment levels over the last several years, increased RV market penetration by the Company, and the Company’s completion of several RV-related acquisitions in the corresponding time period. Future declines in RV unit shipment levels or reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on our operating results in 2016 and other future periods.

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

The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may have the ability to develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV and MH industries, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.

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

The products produced by the RV industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel, have had a material adverse effect on the RV industry as a whole in the past and could have a material adverse effect on our business in the future.

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

Prices of certain materials, including gypsum, lauan, particleboard, MDF, aluminum and other commodity products, can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and their availability is dependent upon weather conditions, seasonal and religious holidays, political unrest, economic conditions overseas, natural disasters, vessel shipping schedules and port availability. Further, certain of our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed. However, it is not certain future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. Our sales levels and operating results could be negatively impacted by changes in any of these items.

We are subject to governmental and environmental regulations, and failure in our compliance efforts or events beyond our control could result in damages, expenses or liabilities that individually, or in the aggregate, would have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2015, we had $204.5 million of total debt outstanding under our $300.0 million revolving credit facility (the “2015 Credit Facility”) that was established pursuant to our current credit agreement, as amended (the “2015 Credit Agreement”).

In certain circumstances, an increase in our level of indebtedness could have adverse consequences on our future operations, including making it more difficult for us to meet our payments on outstanding debt, and we may not be able to find alternative financing sources to replace our indebtedness in such an event. Furthermore, such increases could: (i) reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limit our ability to obtain additional financing for these purposes; (ii) limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (iii) place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (iv) create concerns about our credit quality which could result in the loss of supplier contracts and/or customers.

Our 2015 Credit Agreement contains various financial performance and other covenants. If we do not remain in compliance with these covenants, our 2015 Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.

We have debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us. There can be no assurance that we will maintain compliance with the financial covenants under our 2015 Credit Agreement. These covenants require that we comply with a maximum level of a consolidated total leverage ratio and a minimum level of a consolidated fixed charge coverage ratio under the 2015 Credit Agreement. If we fail to comply with the covenants contained in our 2015 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

Due to industry conditions and our operating results, there have been times in the past when we have had limited access to sources of capital. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, and our 2015 Credit Facility to finance our operating requirements, capital expenditures and other needs. If the general recessionary economic conditions that impacted the economy in 2007-2010 should return in the future, production of RVs and manufactured homes could decline, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2015 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes that have been issued under our 2015 Credit Agreement. The inability to retain our current letters of credit, to obtain alternative letter of credit sources, or to retain our 2015 Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations, or cause us to curtail or limit existing operations.

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

A portion of our total assets as of December 31, 2015 was comprised of goodwill, amortizable intangible assets, and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test our goodwill and intangible assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.

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

The market price of our common stock could fluctuate in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated and is likely to continue to fluctuate. Some of the factors that may cause the price of our common stock to fluctuate include:

●	variations in our and our competitors’ operating results;
●	historically low trading volume;
●	high concentration of shares held by institutional investors;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	the gain or loss of significant customers;
●	additions or departures of key personnel;
●	events affecting other companies that the market deems comparable to us;
●	general conditions in industries in which we operate;
●	general conditions in the United States and abroad;
●	the presence or absence of short selling of our common stock;
●	future sales of our common stock or debt securities; and
●	announcements by us or our competitors of technological improvements or new products.

One of our stockholders has a contractual right to elect a board member and as a result may be able to influence the actions that the Company takes.

Under a Securities Purchase Agreement with Tontine Capital Partners, L.P. and affiliates (collectively, "Tontine Capital"), dated April 10, 2007, Tontine Capital has the right to (i) appoint one nominee to our board as long as it holds between 7.5% and 14.9% of our outstanding common stock; or (ii) appoint two nominees to our board if it holds at least 15% of our outstanding common stock. As of February 26, 2016, Tontine Capital has one director on the Company’s board of directors. Based on information contained in a filing by Tontine Capital with the SEC on February 29, 2016, Tontine Capital beneficially owns approximately 9% of our outstanding common stock. Because of its right to elect a board member and its stock holdings, Tontine Capital may influence the actions that the Company takes, including the election of directors. The interests of Tontine Capital may not in all cases be aligned with the interests of our other shareholders. The influence of Tontine Capital may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our shareholders to approve transactions that they may deem to be in their best interests. In addition, Tontine Capital and its affiliates are in the business of investing in companies and may, from time to time, invest in companies that compete directly or indirectly with us. Tontine Capital and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

Our Articles of Incorporation and Amended and Restated By-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids. These provisions may delay, defer or prevent a change in control that our shareholders might consider to be in their best interest.

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

As of December 31, 2015, the Company owned approximately 1,756,700 square feet of manufacturing and distribution facilities and leased approximately 2,290,900 square feet as listed below.

Location	Use (1)	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Distribution	107,000	Owned
Elkhart, IN	Manufacturing	182,000	Owned
Elkhart, IN	Administrative Offices	35,000	Owned
Elkhart, IN	Manufacturing	211,300	Leased to 2020
Elkhart, IN	Manufacturing	198,000	Leased to 2018
Elkhart, IN	Distribution	175,000	Owned
Elkhart, IN	Distribution	85,000	Leased to 2016
Elkhart, IN	Distribution	96,700	Leased (2)
Elkhart, IN	Distribution	72,000	Owned
Elkhart, IN	Design Center	3,200	Leased to 2017
Elkhart, IN	Manufacturing	64,500	Owned
Elkhart, IN	Manufacturing	59,400	Owned
Elkhart, IN	Manufacturing	25,000	Owned
Elkhart, IN	Manufacturing	26,000	Leased to 2017
Elkhart, IN	Design Center	45,000	Leased to 2020
Bremen, IN	Manufacturing	88,600	Owned
Bremen, IN	Manufacturing	16,000	Leased to 2018
Bremen, IN	Manufacturing	12,000	Leased to 2018
Bremen, IN	Manufacturing	162,000	Owned
Bremen, IN	Manufacturing	70,000	Leased to 2016
Goshen, IN	Distribution	53,000	Leased to 2019
Goshen, IN	Manufacturing	40,000	Leased to 2019
Goshen, IN	Manufacturing	20,400	Leased to 2019
Goshen, IN	Manufacturing	24,600	Leased to 2019
Goshen, IN	Manufacturing	16,000	Leased to 2019
Goshen, IN	Manufacturing	10,100	Leased to 2019
Goshen, IN	Distribution	52,500	Leased to 2017
Ligonier, IN	Manufacturing	120,000	Leased to 2016
Ligonier, IN	Manufacturing	37,500	Leased to 2016
Ligonier, IN	Manufacturing	60,000	Leased to 2020
Middlebury, IN	Manufacturing	134,000	Owned
New Paris, IN	Manufacturing	220,000	Leased to 2020
Syracuse, IN	Manufacturing	142,600	Owned
Syracuse, IN	Manufacturing	72,000	Leased to 2017
Syracuse, IN	Manufacturing	18,000	Leased to 2016
Wakarusa, IN	Manufacturing	55,000	Leased to 2018
Warsaw, IN	Manufacturing	75,000	Leased to 2016
Warsaw, IN	Manufacturing	40,000	Leased to 2016
Decatur, AL	Manufacturing & Distribution	94,000	Owned
Tolleson, AZ	Manufacturing	22,600	Leased to 2017
Fontana, CA	Manufacturing & Distribution	72,500	Leased to 2020
Valdosta, GA	Distribution	31,000	Owned
Bensenville, IL	Manufacturing	54,400	Leased to 2018
Edwardsburg, MI	Administrative Offices	13,200	Leased to 2020
Edwardsburg, MI	Manufacturing	196,700	Leased to 2020
Edwardsburg, MI	Manufacturing	178,000	Leased to 2020
Tualatin, OR	Manufacturing	46,200	Leased to 2018
Tualatin, OR	Distribution	30,000	Leased to 2018
Mt. Joy, PA	Manufacturing & Distribution	89,000	Owned
Waco, TX	Manufacturing & Distribution	132,600	Owned
New London, NC		163,000	Owned (3)

(1)	Certain facilities may contain multiple manufacturing or distribution centers.
(2)	Leased on a month-to-month basis.
(3)	Represents an owned building, formerly used for manufacturing and distribution that is currently leased to a third party on a month-to-month basis.

Pursuant to the terms of the Company’s 2015 Credit Agreement, all of its owned facilities are subject to a mortgage and security interest. In addition, we utilize one contract warehouse located in Minnesota that houses certain of our distribution products inventory. Remuneration to the third party owner of this facility consists of a percentage of sales to our customers from this facility in exchange for storage space and delivery services.

Lease Expirations

We believe the facilities we occupy as of December 31, 2015 are adequate for the purposes for which they are currently being used and are well-maintained. We may, as part of our strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations. Use of our manufacturing facilities may vary with seasonal, economic, and other business conditions.

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

Market Information

Our common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK. The high and low trade prices per share of the Company’s common stock as reported on NASDAQ for each quarterly period during 2015 and 2014, as adjusted for the three-for-two common stock split effected in May 2015, were as follows:

	1st Quarter			2nd Quarter			3rd Quarter			4th Quarter
2015	$42.69	-	$27.07	$43.25	-	$36.05	$47.38	-	$34.53	$48.00	-	$37.57
2014	$30.53	-	$18.86	$30.57	-	$24.88	$32.07	-	$26.22	$31.45	-	$23.16

The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of February 26, 2016, we had 275 shareholders of record in addition to beneficial owners of shares held in broker and nominee names.

Dividends

The Company did not pay cash dividends in 2015. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2015 Credit Agreement, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer

(c)       Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
Sept. 28-Oct. 25, 2015	25,000	$38.94	25,000	$19,026,377
Oct. 26-Nov. 29, 2015	109,696	39.55	109,696	14,688,325
Nov. 30-Dec. 31, 2015	288,111	40.53	288,111	3,012,260
Total	422,807	40.18	422,807

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)

In January 2016, the Company repurchased an additional 70,636 shares at an average price of $40.56 for a total cost of approximately $3 million, thereby fully utilizing the authorization under the Company’s stock repurchase program, which was originally announced in February 2013 and subsequently expanded in February 2014 and February 2015. The Company repurchased in the aggregate 1,817,313 shares under the previous stock repurchase program at an average price of $25.04 per share for a total cost of approximately $46 million.

In January 2016, the Company’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Arctic Cat Inc., Brunswick Corporation, Cavco Industries, Inc., Drew Industries Incorporated, Spartan Motors, Inc., Thor Industries, Inc., Trimas Corporation and Winnebago Industries, Inc. This graph assumes an initial investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index and in the peer group on December 31, 2010 and its relative performance is tracked through December 31, 2015.

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial and operating information of the Company for the five years ended December 31, 2015 and is derived from the Company’s Consolidated Financial Statements. Historical financial data may not be indicative of the Company’s future performance. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8 of this Report, respectively.

	As of or for the Year Ended December 31
	2015	2014	2013	2012	2011
	(thousands except per share amounts)
Operating Data:
Net sales	$920,333	$735,717	$594,931	$437,367	$307,822
Gross profit	152,279	118,503	91,023	65,744	44,308
Operating income	69,918	51,471	40,945	27,040	13,475
Net income	42,219	30,674	24,040	28,095	8,470
Basic net income per common share	$2.76	$1.92	$1.49	$1.77	$0.58
Diluted net income per common share	$2.72	$1.91	$1.49	$1.76	$0.56
Weighted average shares outstanding:
Basic	15,323	15,950	16,100	15,837	14,636
Diluted	15,503	16,039	16,179	15,956	15,234

Financial Data:
Total assets	$386,049	$255,561	$174,187	$143,469	$85,770
Total short-term and long-term debt	204,484	101,054	55,000	49,716	32,954
Shareholders' equity	128,597	102,768	82,310	61,408	28,842

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This MD&A is divided into five major sections. The outline for our MD&A is as follows:

EXECUTIVE SUMMARY

Company Overview and Business Segments

Overview of Markets and Related Industry Performance

Acquisitions

Summary of 2015 Financial Results

2015 Initiatives and Challenges

Fiscal Year 2016 Outlook

CONSOLIDATED OPERATING RESULTS

Year Ended December 31, 2015 Compared to 2014

Year Ended December 31, 2014 Compared to 2013

BUSINESS SEGMENTS

Year Ended December 31, 2015 Compared to 2014

Year Ended December 31, 2014 Compared to 2013

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

Contractual Obligations

Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

EXECUTIVE SUMMARY

Company Overview and Business Segments

Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”) and manufactured housing (“MH”) industries, and certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine and other industrial markets and operates coast-to-coast through locations in 11 states. Patrick's major manufactured products include decorative vinyl and paper laminated panels, solid surface, granite and quartz countertops, fabricated aluminum products, wrapped vinyl, paper and hardwood profile mouldings, slide-out trim and fascia, cabinet doors and components, hardwood furniture, fiberglass bath fixtures, fiberglass and plastic component products including front and rear caps and marine helms, softwoods lumber, interior passage doors, RV painting, simulated wood and stone products, and slotwall panels and components, among others.

The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, cement siding, fiber reinforced polyester (“FRP”) products, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Company has two reportable business segments: Manufacturing and Distribution, which contributed approximately 78% and 22%, respectively, to 2015 consolidated net sales.

Overview of Markets and Related Industry Performance

Fiscal 2015 reflected a continuation of solid growth in the RV market, which includes growth in both towables and motorized units, and improving conditions in the industrial markets, as evidenced by year over year growth in new housing starts. In addition, the MH market continued to reflect modest improvement with growth at a rate generally consistent with recent years. Overall, we have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our 2015 sales levels increasing beyond the general industry results. While there remains general uncertainty related to the stability of the continued overall economic recovery, as well as the domestic political environment and volatility in international markets, the three primary markets that we serve experienced steady growth in 2015, which we expect to continue into 2016. We are seeing resilience, in particular in the RV market, with what we believe to be upside potential in the immediate future based on current indicators including positive traffic on dealer retail lots, retail sales and wholesale shipment statistics trending similar to recent years, and overall balance related to dealer inventory levels when compared to original equipment manufacturer (“OEM”) production levels.

RV Industry

The RV industry, which is our primary market and comprised 75% of the Company’s 2015 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 374,246 units in 2015, representing an increase of approximately 5% versus 2014 and marking the sixth consecutive annual increase in RV wholesale shipments. Recent acquisitions, new products, market share gains, and the ongoing strength of retail RV sales, as evidenced by an approximate 12% combined increase in industry-wide retail sales of towables and motorized units in 2015, based on the most recent available survey data, contributed to a significant increase in our net sales to the RV industry in 2015.

At the beginning of the second quarter of 2015, we started to see a shift in the RV industry towards a larger concentration of entry level and lower priced units, which has negatively impacted our content per unit growth. As a result of this mix shift, we may continue to see some content volatility in the short-term. Further, we believe this mix shift is reflective of younger and first-time consumers entering the market, as supported by recent dealer surveys, thus broadening the market’s foundation and extending the opportunity for future long-term industry growth. Additionally, we believe our commitment to quality customer service and our large complement of innovative product lines at various price points position us to address our customers’ changing needs and buying patterns.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate that RV dealer inventory levels are in line with retail demand with strong retail traffic on dealer lots expected for the first half of the 2016 retail selling season. Despite the RV industry approaching prior wholesale production peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including: positive industry demographic trends with younger buyers entering the market and an increasing number of baby boomers reaching retirement age, readily available financing, new and innovative products coming to market, increasing strength in the overall economic environment, and the value of the RV lifestyle related to spending quality time with families.

We believe continued growth in 2016 in industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political and governmental environment, and equity securities market trends. On a macroeconomic level, as consumer confidence has generally trended higher over the last five to six years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period. The strong demographic indicators mentioned above point to a generally positive long-term outlook in the RV market, subject to the impact of any major global events. We are anticipating steady growth in this market and further believe that RV dealers have the capacity to carry the additional inventory necessary to support this growth, which would maintain an overall balance in the industry from OEM wholesale shipments to dealer inventory levels to retail sales at this time.

MH Industry

Sales growth prospects in the MH industry, which represented approximately 14% of the Company’s 2015 sales, remains tempered based on financing and regulatory constraints imposed on lenders. According to industry sources, wholesale unit shipments, which continue to trend well below historical levels, increased approximately 10% from 2014. While sales growth in the MH industry continues to be limited by the lack of financing alternatives and credit availability in the short-term, we believe there is pent up demand being created and significant upside potential for this market in the long-term based on current demographic trends including multi-family housing capacity, new home pricing, improving credit and financing conditions, and improved consumer savings levels, among other factors. We currently expect continued steady growth in this market for 2016 with more significant growth potential in the longer-term assuming improved availability of credit and recalibration of quality credit standards. We believe we are well positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.

Industrial Market

The industrial market, which accounted for 11% of our 2015 sales and is comprised primarily of the kitchen cabinet, retail and commercial fixture market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories over the past two years, and a focus on opportunities in the commercial markets. We estimate approximately 50% our industrial revenue base was directly tied to the residential housing market in 2015 with the remaining half tied mainly to the retail fixture, office and commercial furnishings markets. We believe there is a direct correlation between the demand for our products in the residential housing market and new residential housing construction and remodeling activities.

New housing starts in 2015 increased approximately 11% compared to 2014 (as reported by the U.S. Department of Commerce). In addition, our sales in 2015 benefited from continued market share gains, particularly in the office and institutional furniture markets, as well as improved sales to the retail and commercial fixtures markets. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

We believe that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.

In order to offset some of the impacts of the weakness in the residential housing market in recent years, we have focused on diversification efforts, strategic acquisitions, and increased penetration into the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, we have targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, office, medical, and institutional furnishings, and countertop markets. As a result, we have seen a shift in our product mix, which has had a positive impact on revenue from the industrial markets.

Raw Material Commodity Pricing

Based on the anticipated improvement and increased demand in 2016 in all three of the primary markets we serve, we are also expecting the cost of our raw materials in certain commodities to increase as well. Conversely, the continuation of lower fuel prices in 2016, as we experienced in 2015, is expected to continue to result in price declines in certain petroleum based input costs that would be passed on to customers in certain areas and product lines. Historically, higher energy costs, the impact of natural disasters in various areas of the world, and increased demand in certain market sectors have driven up the costs of certain raw materials and the Company continues to explore alternative sources of raw materials and components, both domestically and from overseas. Due to the volatile nature of pricing in the commodity markets, we generally pass both price increases and decreases through to our customer base.

Acquisitions

In 2015, we completed three acquisitions, all of which provided the opportunity to increase our product offerings, market share and per unit content primarily in the RV market:

●

Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine and transit vehicle markets, with operations in New Paris, Bremen and Syracuse, Indiana, for a net purchase price of $40.5 million.

●

Structural Composites of Indiana, Inc. (“SCI”), a Ligonier, Indiana-based manufacturer of large, custom molded fiberglass front and rear caps and roofs, primarily used in the RV market, and specialty fiberglass components for the transportation, marine and other industrial markets, for a net purchase price of approximately $20.0 million.

●

North American Forest Products, Inc. and its wholly owned subsidiary, North American Moulding, LLC (collectively, “North American”), an Edwardsburg, Michigan-based manufacturer and distributor, primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products, for a net purchase price of approximately $79.7 million. North American is also a manufacturer and supplier of raw and processed softwoods products, primarily used in the RV and MH industries.

These 2015 acquisitions, combined with the 2014 acquisitions of Precision Painting, Inc., Carrera Custom Painting, Inc., Millennium Paint, Inc., and TDM Transport, Inc. (collectively referred to as “Precision Painting Group” or “Precision”), Foremost Fabricators, LLC (“Foremost”), PolyDyn3, LLC (“PolyDyn3”) and Charleston Corporation (“Charleston"), and the 2013 acquisitions of Frontline Mfg., Inc. (“Frontline”), Premier Concepts, Inc. (“Premier”) and John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”), contributed to an increase in our RV market sales concentration in both 2015 and 2014 compared to earlier periods.

In February 2016, the Company acquired Parkland Plastics, Inc. (“Parkland”) with operating facilities located in Middlebury, Indiana, for a net purchase price of approximately $25 million. Parkland is a fully integrated designer, green manufacturer and distributor of innovative polymer-based products, primarily used in the RV, architectural and industrial markets.

In March 2016, the Company acquired The Progressive Group (“Progressive”) with operating facilities located in Arizona, Colorado, Indiana, Michigan and Utah, for a net purchase price of approximately $11 million. Progressive is a distributor and manufacturer’s representative for major name brand electronics, primarily serving the auto and home electronics, retail, custom integration, and commercial channels.

Summary of 2015 Financial Results

Below is a summary of our 2015 financial results. Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

●

Net sales increased $184.6 million or 25% in 2015 to $920.3 million, compared to $735.7 million in 2014 primarily reflecting: (i) increased RV, MH, and industrial market penetration through acquisitions and market share gains; (ii) improved office and institutional furnishings and retail and commercial fixtures sales in the industrial market; (iii) an increase in wholesale unit shipments in the RV and MH industries; and (iv) improved residential housing starts. Wholesale unit shipments in the RV and MH industries increased 5% and 10%, respectively, in 2015 compared to the prior year. New housing starts increased 11% for 2015 compared to the prior year.

●

Gross profit increased $33.8 million to $152.3 million, or 16.5% of net sales in 2015, compared with gross profit of $118.5 million or 16.1% of net sales in 2014. Gross profit was positively impacted by higher sales levels relative to our overall fixed overhead costs, new higher margin product lines, and the impact of acquisitions.

●	Operating income increased $18.4 million to $69.9 million in 2015, compared to $51.5 million in 2014. Operating income in 2015 was positively impacted by the factors described above.

●

Net income was $42.2 million or $2.72 per diluted share in 2015, compared to $30.7 million or $1.91 per diluted share for 2014. The major factors that influenced net income for both periods are described above.

2015 Initiatives and Challenges

In fiscal year 2015, our primary focus was on gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions, maximizing operating efficiencies, managing and developing our talent pool, and further embedding our ‘Customer 1st’ performance oriented culture.

Specific execution items included the following:

●

Invested approximately $140 million in three acquisitions during 2015 – Better Way, SCI and North American. These three acquisitions had estimated full year 2015 revenues, in the aggregate, of approximately $233 million, of which approximately $101 million was included in our fiscal 2015 operating results from the respective dates of acquisition.

●

Reinvested approximately $8 million through capital expenditures, which included spending related to the replacement and upgrading of existing production equipment at several of our manufacturing operations, strategic capital and maintenance expenditures, and certain Enterprise Resource Planning (“ERP”) costs.

●	Repurchased approximately $23 million of the Company’s common stock.
●	Introduced over 240 new products to the market including line extensions.
●

Increased our market penetration by adjusting our focus to drive increased residential cabinet and office, medical, and institutional furnishings content as evidenced by a 27% year-over-year sales increase in the industrial market.

●	Increased our RV content per unit (based on a trailing twelve-month basis) to $1,845 in 2015 from $1,536 in 2014.
●	Increased our MH content per unit (based on a trailing twelve-month basis) to $1,825 in 2015 from $1,692 in 2014.

Fiscal Year 2016 Outlook

The three primary markets that we serve experienced steady growth in 2015, which we expect to continue into 2016. The RVIA currently forecasts that RV unit shipment levels in 2016 will increase approximately 2% when compared to the full year 2015. In addition, we anticipate a further increase in production levels in the MH industry in 2016, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2016 to increase by approximately 10% compared to 2015. The National Association of Home Builders (“NAHB”) (as of March 2, 2016) is currently forecasting an approximate 9% year-over-year increase in new housing starts in 2016 compared to 2015.

We believe we are well positioned to increase revenues in all of the markets that we serve as the overall economic environment continues to improve. While our visibility related to longer-term industry conditions is limited to approximately six months, we expect to continue to see year over year revenue growth for fiscal year 2016, exclusive of the revenue contributions of the acquisitions completed in 2015.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing businesses and similar markets, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for 2016 include strategic revenue growth, improved operating income and net income, net income per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. In 2015, capital expenditures were $8.0 million versus $6.5 million in 2014. The current capital plan for full year 2016 includes expenditures of up to $10.0 million related primarily to: (i) equipment upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans; (ii) geographical expansion initiatives in Southern California, the Pacific Northwest, Southeast and Northeast regions; and (iii) other strategic capital and maintenance improvements.

CONSOLIDATED OPERATING RESULTS

The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.5	83.9	84.7
Gross profit	16.5	16.1	15.3
Warehouse and delivery expenses	2.9	3.6	3.4
Selling, general and administrative expenses	5.0	4.9	4.7
Amortization of intangible assets	1.0	0.6	0.4
Gain on sale of fixed assets	0.0	-	(0.1)
Operating income	7.6	7.0	6.9
Interest expense, net	0.5	0.3	0.4
Income taxes	2.5	2.5	2.5
Net income	4.6	4.2	4.0

Year Ended December 31, 2015 Compared to 2014

Net Sales. Net sales in 2015 increased $184.6 million or 25%, to $920.3 million from $735.7 million in 2014. The increase was attributable to a 26% increase in the Company’s revenues from the RV industry, an 18% increase in revenues from the MH industry, and a 27% increase in revenues from the industrial markets. Approximately $176.9 million of the revenue increase reflected the revenue contributions of the acquisitions completed in 2015 (Better Way, SCI and North American) and the incremental revenue contributions of the 2014 acquisitions (Precision, Foremost, PolyDyn3 and Charleston).

The sales increase in 2015 is also primarily attributable to: (i) increased RV, MH and industrial market penetration; (ii) improved office and institutional furnishings and retail and commercial fixtures sales in the industrial market; (iii) an increase in wholesale unit shipments in the RV and MH industries; and (iv) improved residential housing starts. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

Partially offsetting this revenue growth in 2015 was the mix shift in the RV industry towards a larger concentration of entry level and lower priced units in both the towables and motorized sectors of the industry, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes. The Company’s RV content per unit for 2015 increased 20% to $1,845 from $1,536 in 2014. The MH content per unit for the full year 2015 increased 8% to $1,825 from $1,692 in 2014.

The RV industry, which represented approximately 75% of the Company’s sales in 2015, saw wholesale unit shipments increase by approximately 5% compared to 2014. The MH industry, which represented 14% of the Company’s 2015 sales, experienced a 10% increase in wholesale unit shipments compared to 2014. The industrial market sector accounted for approximately 11% of the Company’s sales in 2015. We estimate that approximately 50% of our industrial revenue base is directly tied to the residential housing market, which experienced an increase in new housing starts of approximately 11% in 2015 compared to 2014 (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $150.9 million or 24%, to $768.1 million in 2015 from $617.2 million in 2014. As a percentage of net sales, cost of goods sold decreased during 2015 to 83.5% from 83.9% in 2014.

Cost of goods sold as a percentage of net sales was positively impacted during 2015 by: (i) increased revenues relative to our overall fixed overhead costs; (ii) the impact of acquisitions completed during 2015 and 2014 and the addition of new higher margin product lines; and (iii) ongoing process changes that primarily improved material yields and resulted in the realization of operating synergies.

In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter. The Company continually explores alternative sources of raw materials and components, both domestically and from overseas.

Gross Profit. Gross profit increased $33.8 million or 29%, to $152.3 million in 2015 from $118.5 million in 2014. As a percentage of net sales, gross profit increased to 16.5% in 2015 from 16.1% in 2014. The improvement in gross profit dollars and the percentage of net sales in 2015 compared to 2014 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”, including the positive contribution to gross profit of acquisition-related revenue growth as noted above.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Exclusive of any commodity pricing fluctuations, competitive pricing dynamics, or other circumstances outside of our control, we anticipate full year gross margins in 2016 will improve from those in 2015 as a result of operating leverage from continued expected sales growth, partially offset by lower gross margins on certain acquisitions completed in 2015 when compared to historical consolidated gross margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.9 million or 4%, to $27.1 million in 2015 from $26.2 million in 2014. The expense increase was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 2.9% in 2015 and 3.6% in 2014. The decrease as a percentage of net sales primarily reflected: (i )the impact of market share gains related to increased direct ship business in our Distribution segment; (ii) a reduction in fuel costs; (iii) the impact of acquisitions completed in 2014 and 2015 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage; and (iv) more efficient utilization per delivery truckload. We expect the current reduction in fuel costs, if sustained throughout 2016, to positively impact our warehouse and delivery expense.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $10.0 million or 28%, to $46.4 million in 2015 from $36.4 million in 2014. As a percentage of net sales, SG&A expenses were 5.0% in 2015 and 4.9% in 2014. The net increase in SG&A expenses in 2015 compared to 2014 primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees.

Amortization of Intangible Assets. Amortization of intangible assets increased $4.3 million in 2015 compared to the prior year, primarily reflecting the impact of businesses acquired in 2014 (Precision, Foremost, PolyDyn3 and Charleston ), and in 2015 (Better Way, SCI and North American ). In the aggregate, in conjunction with the 2014 and 2015 acquisitions, the Company recognized $68.6 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $18.4 million or 36% to $69.9 million in 2015 from $51.5 million in 2014. Operating income in 2015 and 2014 included $11.8 million and $3.1 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales increased from 7.0% in 2014 to 7.6% in 2015. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $1.9 million to $4.3 million in 2015 from $2.4 million in 2014 reflecting increased borrowings primarily to fund acquisitions and increased working capital needs in 2015.

Income Taxes. The Company recorded income taxes at a full year blended rate of 35.6% for 2015 and 37.5% for 2014. The reduction in the effective tax rate was primarily attributable to R&D tax credits of approximately $1.0 million that were realized in 2015 with no comparable amount in 2014. As we continue to refine our federal and state income tax estimates, which are impacted by the availability of tax credits, permanent differences impacting the effective tax rate and shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience further fluctuations in our combined effective income tax rate from period to period and for the full year 2016.

In 2015 and 2014, the Company realized approximately $2.9 million and $2.7 million, respectively, of additional taxable deductions related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in 2015 and 2014.

From a tax perspective, the Company had various state net operating loss carry forwards (“NOLs”) of approximately $1.6 million at December 31, 2014, of which approximately $0.7 million were remaining to be utilized as of December 31, 2015. The state NOLs were used to partially offset the cash portion of the income tax provision for 2015 and 2014. In 2015 and 2014, the Company made quarterly estimated tax payments consistent with its expected annual 2015 and 2014 federal and state income tax liability.

Net Income. Net income for 2015 was $42.2 million or $2.72 per diluted share compared to $30.7 million or $1.91 per diluted share for 2014. The changes in net income for 2015 reflected the impact of the items previously discussed, while the change in net income per diluted share also reflects a reduction in diluted shares outstanding in 2015 compared to 2014 as a result of the Company’s share repurchase program.

Year Ended December 31, 2014 Compared to 2013

Net Sales. Net sales in 2014 increased $140.8 million or 24%, to $735.7 million from $594.9 million in 2013. The increase was attributable to a 27% increase in the Company’s revenues from the RV industry, a 13% increase in revenues from the MH industry, and a 16% increase in revenues from the industrial markets. Excluding the revenue contributions of the acquisitions completed in 2014 and the incremental revenue contributions of the 2013 acquisitions, the Company estimated its organic growth in 2014 at approximately 11%, or $62.8 million of the total revenue increase. The remaining $78.0 million revenue increase in 2014 was attributable to the incremental contribution of the 2013 acquisitions (Frontline, Premier and West Side) and to the 2014 acquisitions (Precision, Foremost, PolyDyn3 and Charleston).

The sales increase in 2014 was also primarily attributable to: (i) increased RV market penetration; (ii) improved residential cabinet and office, medical and institutional furnishings business in the industrial market; (iii) an increase in wholesale unit shipments in the RV and MH industries; and (iv) improved residential housing starts.

The RV industry, which represented approximately 74% of the Company’s sales in 2014, saw wholesale unit shipments increase by approximately 11% compared to 2013. The MH industry, which represented 15% of the Company’s 2014 sales, experienced a 7% increase in wholesale unit shipments compared to 2013. The industrial market sector accounted for approximately 11% of the Company’s sales in 2014.

Cost of Goods Sold. Cost of goods sold increased $113.3 million or 23%, to $617.2 million in 2014 from $503.9 million in 2013. As a percentage of net sales, cost of goods sold decreased during 2014 to 83.9% from 84.7% in 2013.

Cost of goods sold as a percentage of net sales was positively impacted during 2014 by: (i) increased revenues relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2014 and 2013 and the addition of new higher margin product lines; and (iii) ongoing organizational and process changes that enhanced labor efficiencies and increased material yields.

Gross Profit. Gross profit increased $27.5 million or 30%, to $118.5 million in 2014 from $91.0 million in 2013. As a percentage of net sales, gross profit increased to 16.1% in 2014 from 15.3% in 2013. The improvement in gross profit dollars and the percentage of net sales in 2014 compared to 2013 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”, including the positive contribution to gross profit of both organic and acquisition-related revenue growth, and disciplined cost control and management of certain low margin business.

Economic or industry-wide factors affecting the profitability of our RV, MH, and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $6.0 million or 30%, to $26.2 million in 2014 from $20.2 million in 2013. The expense increase was primarily attributable to increased sales volumes.

As a percentage of net sales, warehouse and delivery expenses were 3.6% in 2014 and 3.4% in 2013. The increase as a percentage of net sales primarily reflected: (i) additional warehouse staff as a result of a 36% increase in distribution revenues during 2014; (ii) increased overtime expenses for Company fleet drivers and greater utilization of more costly third party contract drivers in certain of our manufacturing and distribution operations, related to a shortage of qualified drivers to transport our products to our customers, primarily in the first half of 2014; and (iii) increased overall demand levels in other industries which resulted in increased freight rates, both with full truckload and less than full truckload carriers, in addition to increased driver wages, that were partially offset by a reduction in fuel costs, particularly in the fourth quarter of 2014.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $8.4 million or 30%, to $36.4 million in 2014 from $28.0 million in 2013. Additional headcount associated with certain recent acquisitions, increased stock-based compensation expense of approximately $2.0 million, and an increase in incentive compensation related to higher levels of profitability, contributed to a net increase in selling and administrative wages, incentives and payroll taxes in 2014 compared to the prior year. In addition, SG&A expenses in 2013 included a gain of $0.3 million related to the recovery of a previously reserved receivable. As a percentage of net sales, SG&A expenses were 4.9% in 2014 and 4.7% in 2013.

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

Operating Income. Operating income increased $10.5 million or 26% to $51.5 million in 2014 from $41.0 million in 2013. Operating income in 2014 and 2013 included $3.1 million and $0.2 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales increased from 6.9% in 2013 to 7.0% in 2014. The change in operating income is primarily attributable to the items discussed above.

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

Net Income. Net income for 2014 was $30.7 million or $1.91 per diluted share compared to $24.0 million or $1.49 per diluted share for 2013. The changes in net income for 2014 reflected the impact of the items previously discussed.

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

The Company’s reportable business segments are as follows:

●

Manufacturing - The Company’s lamination operations utilize various materials, such as lauan, medium density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, and softwoods lumber. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components.

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

The table below presents information about the sales, gross profit, and operating income of the Company’s operating segments. A reconciliation to consolidated totals is presented in Note 17 to the Consolidated Financial Statements.

	Years Ended December 31,
(thousands)	2015	2014	2013
Sales
Manufacturing	$738,375	$567,152	$477,702
Distribution	202,487	189,438	139,099

Gross Profit
Manufacturing	122,337	89,963	70,174
Distribution	31,601	29,063	23,060

Operating Income
Manufacturing	78,582	55,838	43,860
Distribution	12,790	10,659	8,040

Year Ended December 31, 2015 Compared to 2014

Manufacturing

Sales. Sales increased $171.2 million or 30%, to $738.4 million from $567.2 million in 2014. This segment accounted for approximately 78% of the Company’s consolidated net sales in 2015. The sales increase reflected a 33%, 25% and 28% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively, on a year-over-year basis.

Approximately $160.1 million of the revenue improvement in 2015 was attributable to the 2015 acquisitions and to the incremental contribution of acquisitions completed in 2014. The remaining sales increase of $11.1 million is primarily attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 5% and 10% in 2015, respectively; and (iii) improved retail and commercial fixtures and furniture business in the industrial markets. Partially offsetting this revenue growth was the mix shift in the RV industry towards a larger concentration of entry level and lower priced units, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes.

We expect to continue to see overall revenue growth in fiscal 2016 compared to the prior year exclusive of the revenue contributions of the acquisitions completed in 2015.

Gross Profit. Gross profit increased $32.3 million to $122.3 million in 2015 from $90.0 million in 2014. As a percentage of sales, gross profit increased to 16.6% in 2015 from 15.9% in 2014. Gross profit for 2015 improved primarily as a result of: (i) the impact of acquisitions completed during 2014 and 2015 and the addition of new, higher margin product lines; (ii) higher revenue relative to overall fixed overhead costs; and (iii) ongoing process changes that primarily increased material yields and resulted in the realization of operating synergies.

Operating Income. Operating income increased $22.8 million to $78.6 million in 2015 from $55.8 million in 2014. Operating income in 2015 included $11.8 million attributable to the acquisitions completed in 2015. Operating income attributable to acquisitions completed in 2014 was $1.4 million. The improvement in operating income primarily reflects the increase in gross profit mentioned above in addition to a reduction in fuel costs and more efficient utilization per delivery truckload. Higher SG&A expenses as a percentage of net sales in 2015, which reflected the incremental impact of acquisitions completed in 2014 and increased sales, salaried and administration spending to support expected growth, partially offset the operating income improvement over 2014.

Distribution

Sales. Sales increased $13.1      million or 7%, to $202.5 million in 2015 from $189.4 million in 2014. This segment accounted for approximately 22% of the Company’s consolidated net sales for 2015. The sales increase reflected a 5%, 9%, and 19% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively, on a year-over-year basis.

The 2015 acquisitions and the incremental contribution of acquisitions completed in 2014 were responsible for approximately $16.8 million of revenue improvement in 2015. The sales improvement in 2015 also reflected: (i) the positive impact of increased market penetration; (ii) revenue due to additional direct ship distribution business added in the latter half of 2014 in the MH market; and (iii) a 10% increase in wholesale unit shipments in the MH industry. Partially offsetting this revenue growth in 2015 was the mix shift in the RV industry towards a larger concentration of entry level and lower priced units.

Gross Profit. Gross profit increased $2.5 million to $31.6 million in 2015 from $29.1 million in 2014. As a percentage of sales, gross profit was 15.6% in 2015 compared to 15.3% in 2014. The increase in gross profit as a percentage of sales for 2015 is primarily attributable to leveraging fixed costs on higher sales volumes.

Operating Income. Operating income in 2015 increased $2.1 million to $12.8 million from $10.7 million in 2014. Operating income attributable to acquisitions completed in 2014 was $1.7 million. The acquisitions completed in 2015 were all related to the manufacturing segment, therefore, there was no impact to operating income in the distribution segment. The improvement in operating income primarily reflects the increase in gross profit mentioned above in addition to a reduction in fuel costs and more efficient utilization per delivery truckload.

Unallocated Corporate Expenses

Unallocated corporate expenses in 2015 increased $2.2 million to $12.7 million from $10.5 million in 2014. Unallocated corporate expenses in 2015 included the impact of increased stock-based compensation expense in 2015 of approximately $1.4 million. Unallocated corporate expenses in 2015 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2014 and 2015 acquisitions.

Year Ended December 31, 2014 Compared to 2013

Manufacturing

Sales. Sales increased $89.5 million or 19%, to $567.2 million from $477.7 million in 2013. This segment accounted for approximately 75% of the Company’s consolidated net sales in 2014. The sales increase reflected a 22%, 15%, and 15% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively, on a year-over-year basis.

Approximately $53.2 million of the revenue improvement in 2014 was attributable to the incremental contribution of acquisitions completed in 2013 and to the 2014 acquisitions. There was minimal revenue contribution in 2014 related to the acquired operations of PolyDyn3 and Charleston. The remaining sales increase of $36.3 million was primarily attributable to: (i) increased RV market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 11% and 7% in 2014, respectively; and (iii) improved residential cabinet and office, medical and institutional furnishings sales in the industrial market.

Gross Profit. Gross profit increased $19.8 million to $90.0 million in 2014 from $70.2 million in 2013. As a percentage of sales, gross profit increased to 15.9% in 2014 from 14.7% in 2013. Gross profit for 2014 improved primarily as a result of higher revenues relative to overall fixed overhead costs, the impact of acquisitions completed during 2013 and 2014, disciplined cost control and management of certain low margin business, and ongoing organizational and process changes that enhanced labor efficiencies and increased material yields.

Operating Income. Operating income increased $11.9 million to $55.8 million in 2014 from $43.9 million in 2013. Operating income in 2014 included $1.4 million attributable to the acquisitions completed in 2014. Operating income attributable to acquisitions completed in 2013 was immaterial. The improvement in operating income primarily reflected the increase in gross profit mentioned above that was partially offset in 2014 by: (i) increased labor costs for Company fleet drivers and greater utilization of more costly third party contract drivers, particularly in the first half of 2014, in certain manufacturing operations related to the driver shortage previously described; and (ii) to a lesser extent, higher SG&A expenses as a percentage of net sales in 2014 due to the incremental impact of acquisitions completed in 2013 and increased sales, salaried and administration spending to support expected growth.

Distribution

Sales. Sales increased $50.3 million or 36%, to $189.4 million in 2014 from $139.1 million in 2013. This segment accounted for approximately 25% of the Company’s consolidated net sales for 2014. The sales increase reflected a 49%, 11%, and 39% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively, on a year-over-year basis.

Approximately $24.8 million of the revenue improvement in 2014 was attributable to the incremental contribution of acquisitions completed in 2013 and to the 2014 acquisitions. Sales were also positively impacted during 2014 by a 7% increase in wholesale unit shipments in the MH industry.

Gross Profit. Gross profit increased $6.0 million to $29.1 million in 2014 from $23.1 million in 2013. As a percentage of sales, gross profit was 15.3% in 2014 compared to 16.6% in 2013. The decrease in gross profit as a percentage of sales for 2014 was primarily attributable to an increase in sales of both imported and domestic lower margin products at certain of the Company’s distribution facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary source of liquidity have been cash flows from operating activities and borrowings under our 2015 Credit Facility (as defined herein). Our principal uses of cash are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Net cash provided by operating activities was $65.6 million in 2015 compared to $45.7 million in 2014. Net income was $42.2 million in 2015 compared to $30.7 million in the prior year. Net of acquisitions, trade receivables decreased $9.0 million in 2015 compared to a $1.9 million increase in 2014, reflecting the impact of plant shutdowns by certain of our larger customers in mid-to-late December 2015 for the holiday season that was partially offset by increased sales levels and seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2015, 2014 and 2013.

Inventories, net of acquisitions, decreased $3.0 million in 2015, primarily resulting from the Company’s continued focus on improving inventory turns and the management of direct shipment business in the Distribution segment. Partially offsetting the inventories decrease in 2015 were higher sales volumes and related higher inventory levels associated with acquisitions completed in 2015, 2014 and 2013. Inventories, net of acquisitions, increased $1.7 million in 2014 primarily reflecting the sales volumes and inventory levels associated with acquisitions. We will continue to work together with key suppliers to match lead-time and minimum order requirements, although we may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $9.6 million net decrease in accounts payable and accrued liabilities in 2015 compared to the $4.6 million net increase in 2014, primarily reflected the timing of payments related to the Company’s cash management and purchase discount initiatives to maximize discounts available on inventory procurement and the impact of acquisitions.

The Company paid income taxes of $24.1 million and $16.7 million in 2015 and 2014, respectively. The Company had various state NOLs of approximately $1.6 million at December 31, 2014, of which approximately $0.7 million were remaining to be utilized as of December 31, 2015. The state NOLs were used to partially offset the cash portion of the income tax provision for 2015 and 2014. In 2015 and 2014, the Company made quarterly estimated tax payments consistent with its expected annual 2015 and 2014 federal and state income tax liability.

In 2015 and 2014, the Company realized approximately $2.9 million and $2.7 million, respectively, of additional taxable deductions related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in 2015 and 2014.

Net cash provided by operating activities was $45.7 million in 2014 compared to $22.4 million in 2013. Net income was $30.7 million in 2014 compared to $24.0 million in the prior year. Net of acquisitions, trade receivables increased $1.9 million in 2014 and $1.5 million in 2013, primarily reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2014, 2013 and 2012. Inventories, net of acquisitions, increased $1.7 million in 2014 and $7.5 million in 2013, primarily reflecting higher sales volumes and related higher inventory levels associated with acquisitions completed in 2014, 2013 and 2012. The $4.6 million increase in accounts payable and accrued liabilities compared to the $3.6 million net decrease in 2013 primarily reflected the timing of payments related to the Company’s cash management, purchase discount initiatives to maximize discounts available on inventory procurement, and the impact of acquisitions.

Investing Activities

Investing activities used cash of $147.4 million in 2015 primarily to fund: (i) the acquisitions of Better Way, SCI and North American together totaling $140.2 million in the aggregate; and (ii) capital expenditures of $8.0 million. Investing activities used cash of $78.6 million in 2014 primarily to fund: (i) the acquisitions of Precision, Foremost, PolyDyn3, and Charleston, together totaling $72.1 million; and (ii) capital expenditures of $6.5 million. In addition, in the first quarter of 2016, the Company used cash of approximately $36 million, in the aggregate, to fund the acquisitions of Parkland and Progressive. See Note 4 to the Consolidated Financial Statements for additional details.

Investing activities used cash of $24.3 million in 2013 primarily to fund: (i) the acquisitions of Frontline, Premier and West Side, together totaling $16.5 million; and (ii) capital expenditures of $8.7 million, which included the purchase of one of our distribution facilities that we had previously been leasing from an unrelated third party, for approximately $1.7 million. In addition, investing activities provided cash in 2013 of $1.0 million related to net proceeds from the sale of a distribution facility and the sale of various machinery and equipment

The capital plan for full year 2015 included spending related to equipment replacement and upgrades to ensure that our facilities have the capacity, capabilities and technology to facilitate our growth plans, the ongoing replacement of our current ERP system which is progressing as planned, and other strategic capital and maintenance improvements. Our current operating model forecasts capital expenditures for fiscal 2016 of approximately $10.0 million.

Financing Activities

Net cash flows provided by financing activities were $81.7 million in 2015 compared to $33.0 million in the comparable 2014 period. Total borrowings related to the Term Loan (as defined herein) and net borrowings on the 2015 Revolver (as defined herein) were $111.5 million in the aggregate in 2015. These borrowings were primarily used in 2015 to fund the Better Way, SCI and North American acquisitions, stock repurchases and capital expenditures, totaling $170.8 million in the aggregate. In addition, the Company paid down $8.0 million in principal on the Term Loan in accordance with its scheduled debt service requirements.

In 2015, the Company repurchased 618,557 shares of its common stock for a total cost of $22.6 million. In January 2016, the Company repurchased an additional 70,636 shares for a total cost of approximately $3.0 million, thereby fully utilizing the authorization under the Company’s previous stock repurchase program. See Note 12 to the Consolidated Financial Statements for additional details. In addition, cash flows from financing activities included $1.9 million of proceeds received from the exercise of stock options in 2015.

Net cash flows provided by financing activities were $33.0 million in 2014 compared to $1.4 million in 2013. For 2014, long-term debt borrowings, net of debt repayments, were $46.1 million and included borrowings on the revolving line of credit under the 2012 Credit Facility (as defined herein) to fund the 2014 acquisitions, capital expenditures and stock repurchases totaling $92.6 million in the aggregate.

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

At December 31, 2015, the Company had $67.0 million outstanding under the Term Loan and $137.5 million outstanding under the 2015 Revolver.

Pursuant to the 2015 Credit Agreement, the financial covenants include: (i) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (ii) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

In 2015 and 2014, the Company was in compliance with all of its financial debt covenants as required under the terms of the credit agreement in effect at the respective reporting dates. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended December 31, 2015 are as follows:

	Required	Actual
Consolidated leverage ratio (12-month period)	3.00	1.95
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.42

Additional information regarding: (i) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (ii) the interest rates for borrowings at December 31, 2015 and 2014; and (iii) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 8 to the Consolidated Financial Statements

Summary of Liquidity and Capital Resources

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

Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $300.0 million (effective as of August 31, 2015) and are subject to variable rates of interest. The unused availability under the Credit Facility as of December 31, 2015 was $94.4 million, including cash on hand. For the fiscal year ended December 31, 2015, we were in compliance with all of our debt covenants under the terms of the 2015 Credit Agreement.

We believe that our existing cash and cash equivalents, cash generated from operations, and available borrowings under our 2015 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, based on our current cash flow budgets and forecasts of our short-term and long-term liquidity needs.

Our ability to access unused borrowing capacity under the 2015 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2015 Credit Agreement. In 2016, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, and acquiring businesses and product lines that meet established criteria. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s new stock buyback program announced in January 2016.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2015, and the future periods during which we expect to settle these obligations. We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

	Payments due by period
(thousands)	2016	2017-2018	2019-2020	Thereafter	Total
2015 Revolver (1)	$-	$-	$137,520	$-	$137,520
Term Loan	10,714	21,428	34,822	-	66,964
Interest payments on debt (2)	4,979	9,176	5,532	-	19,687
Deferred compensation payments	335	736	453	1,430	2,954
Purchase obligations (3)	1,357	-	-	-	1,357
Facility leases	6,947	10,364	5,017	-	22,328
Equipment leases	3,219	5,198	2,250	726	11,393
Capital leases (4)	62	-	-	-	62
Total contractual cash obligations	$27,613	$46,902	$185,594	$2,156	$262,265

(1)	The estimated long-term debt payment of $137.5 million in 2020 is based on the terms of the 2015 Credit Facility that is scheduled to mature on April 28, 2020.

(2)

Scheduled interest payments on debt obligations are calculated based on interest rates in effect at December 31, 2015 as follows: (a) revolving line of credit: (i) LIBOR-based portion – 2.4375% and (ii) Base Rate-based portion – 4.50%; and (b) Term Loan – 2.4375%. The projected interest payments exclude non-cash interest that would normally be included in interest expense on the Company’s consolidated statements of income.

(3)	The purchase obligations are primarily comprised of purchase orders issued in the normal course of business.

(4)	Capital lease obligations include both principal and interest payments.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed		Outstanding at 12/31/15		Date of Expiration
Letters of Credit	$10,000	(1)	$145		January 3, 2017
			$100		January 3, 2017
			$950	(2)	January 3, 2017

(1)	The $10.0 million commitment for the Letters of Credit is a sub-limit contained within the 2015 Revolver as of December 31, 2015.
(2)	The outstanding principal on this standby letter of credit was increased by the Company’s insurance providers in February 2016 by $100,000.

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

Trade Receivables. We are engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries and other industrial markets. Trade receivables consist primarily of amounts due to us from our normal business activities. We control credit risk related to our trade receivables through credit approvals, credit limits and monitoring procedures, and perform ongoing credit evaluations of our customers. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts.

Inventories. Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) or net realizable value. Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to net realizable value where appropriate. The Company reviews inventory on-hand and records provisions for obsolete inventory based on current assessments of future demands, market conditions, and related management initiatives. Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results. Based on the Company’s estimates and assumptions, an allowance for inventory obsolescence of $3.5 million, $1.8 million and $1.3 million was established at December 31, 2015, 2014 and 2013, respectively. If market conditions or customer requirements change and are less favorable than those projected by management, inventory allowances are adjusted accordingly.

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets, other than goodwill and indefinite-lived intangible assets, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2015, 2014 and 2013, and therefore the Company has not recognized any impairment charges for those years.

All of the Company’s goodwill and long-lived asset impairment assessments are based on established fair value techniques using market or income-based methodologies. When calculating the present value of future cash flows, multiple variables such as forecasted sales volumes and discount rates, are taken into consideration. These analyses require management to estimate both future cash flows and an appropriate discount rate to reflect the risk inherent in the current business model. The assumptions supporting valuation models, including discount rates and EBITDA multiples are determined using the best estimates as of the date of the impairment review. These estimates are subject to significant uncertainty, and differences in actual future results may require further impairment charges, which may be significant.

Impairment of Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included goodwill and other intangible assets. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets acquired are classified as customer relationships, non-compete agreements, and trademarks.

Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in the business climate. A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth. No material events occurred during 2015, 2014 or 2013 that indicated the existence of impairment with respect to our reported goodwill, trademarks, or other intangible assets.

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

Once goodwill has been allocated to a reporting unit, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. The Company’s Manufacturing segment includes goodwill originating from the acquisitions of Gravure Ink (acquired in the Adorn Holdings, Inc. acquisition), Quality Hardwoods Sales, A.I.A. Countertops, LLC, Infinity Graphics, Décor Mfg., LLC, Creative Wood Designs, Inc., Middlebury Hardwood Products, Inc., Frontline, Premier, Precision, Foremost, PolyDyn3, Charleston, Better Way, SCI and North American. While Gravure Ink, AIA, Infinity Graphics, Décor, Creative Wood, Middlebury Hardwoods, Frontline, Premier, Precision, Foremost, PolyDyn3, Charleston, Better Way, SCI and North American remain reporting units of the Company for which impairment is assessed, Quality Hardwoods is assessed for impairment as part of the Company’s hardwood door reporting unit. The Company’s Distribution segment includes goodwill originating from the acquisitions of Blazon International Group, West Side, and Foremost, which remain reporting units for which impairment is assessed.

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

In evaluating goodwill for impairment, we either perform a qualitative or quantitative assessment of the composition of the Company’s goodwill for impairment. If initially using the qualitative assessment and the analysis indicates it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative assessment. When estimating fair value with the quantitative assessment, the Company uses a market or income-based methodology including a multiple of EBITDA or present value of future cash flows. When calculating the present value of future cash flows, the Company takes into consideration multiple variables, including forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required.

Based on the results of our analyses , we determined that the estimated fair value substantially exceeded the carrying value for each of our reporting units within the Manufacturing segment and within the Distribution segment for each of the years ended December 31, 2015, 2014 and 2013. The goodwill allocated to the Manufacturing and Distribution segment reporting units as of December 31, 2015 was $62.3 million and $6.3 million, respectively. The comparable goodwill asset balances at December 31, 2014 were $25.3 million and $6.3 million, respectively.

If applicable, our qualitative assessment includes: (i) an evaluation of macroeconomic conditions; (ii) RV and MH industry and market considerations including wholesale unit shipment levels; (iii) cost factors including price fluctuations on major commodities both purchased for use in various manufactured products and for distribution to customers; (iv) overall financial performance of the Company including the ability to re-finance our credit facility under more favorable terms; (v) completion of acquisitions; (vi) an increase in our product line offerings and an expansion of our customer base; (vii) changes in our stock price valuation; (viii) and other relevant specific events.

In addition, there are no long-lived assets or asset groups, including tangible assets, for which we have determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact our operating results or total shareholders’ equity.

We have not made any material changes to our methods of evaluating goodwill and intangible asset impairments for the years ended December 31, 2015, 2014 and 2013. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

Deferred Income Taxes. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient taxable income in future years to utilize these deferred tax assets.  If these assumptions change, the Company may be required to record valuation allowances against its gross deferred tax assets, which would cause the Company to record additional income tax expense in the Company’s consolidated statements of income.  Management evaluates the potential the Company will be able to realize its gross deferred tax assets and assesses the need for valuation allowances on a quarterly basis.  There was no tax valuation allowance at December 31, 2015 and 2014. See Note 10 to the Consolidated Financial Statements for further details.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations

At December 31, 2015, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.0 million, assuming average borrowings, including the Term Loan, subject to variable rates of $204.5 million, which was the amount of such borrowings outstanding at December 31, 2015 subject to variable rates.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in 2015. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in Item 15(a)(1) of Part IV on page 48 of this Annual Report.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to te Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2015, which are described in Note 4 to the Consolidated Financial Statements. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2015, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant

The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.

Audit Committee

Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016 and is incorporated herein by reference.

The Company has determined that John A. Forbes, Michael A. Kitson, M. Scott Welch and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.

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

Corporate Governance

Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

2.2

Asset Purchase Agreement, dated September 1, 2015, between Patrick Industries, Inc., North American Forest Products, Inc., North American Moulding LLC, and its Members (filed as Exhibit 2.1 to the Company’s Form 8-K filed on September 4, 2015 and incorporated herein by reference).

3.1	Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

3.2**	Amended and Restated By-laws of Patrick Industries, Inc.

4.1

Second Amended and Restated Registration Rights Agreement, dated as of December 11, 2008, by and among Patrick Industries, Inc., Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P. and the lenders party thereto (filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 15, 2008 and incorporated herein by reference).

4.2

Amendment No. 1 dated as of March 31, 2011, to the Second Amended and Restated Registration Rights Agreement, by and among Patrick Industries, Inc., Tontine Capital Partners, L.P., Tontine Capital Overseas Master Fund, L.P. and the lenders party thereto (filed as Exhibit 10.9 to the Company’s Form 8-K filed on April 5, 2011 and incorporated herein by reference).

4.3

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

10.2*	Form of Employment Agreements with Executive Officers (filed as Exhibit 10.2 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.3*	Form of Officers Retirement Agreement (filed as Exhibit 10.3 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibits

10.4*	Form of Non-Qualified Stock Option Award (filed as Exhibit 10.4 to the Company’s Form 10-K filed on March 14, 2014 and incorporated herein by reference).

10.5*	Form of Officer and Employee Restricted Stock Award (filed as Exhibit 10.5 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

10.6*	Form of Officer and Employee Time Based Restricted Share Award and Performance Contingent Restricted Share Award (filed as Exhibit 10.7 to the Company’s Form 10-K filed on March 29, 2012 and incorporated herein by reference).

10.7	Form of Non-Employee Director Restricted Share Award (filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.8*	Form of Stock Appreciation Rights Award (filed as Exhibit 10.9 to the Company’s Form 10-K filed on March 14, 2014 and incorporated herein by reference).

10.9*	Form of Performance Share Unit Award (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2014 and incorporated herein by reference).

10.10	Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

10.11	First Amendment, dated November 16, 2012, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.21 to the Company’s Form 10-K filed on March 29, 2013 and incorporated herein by reference).

10.12	Second Amendment, dated June 28, 2013, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on August 13, 2013 and incorporated herein by reference).

10.13	Third Amendment, dated November 30, 2013, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.13 to the Company’s Form 10-K filed on March 14, 2014 and incorporated herein by reference).

10.14	Fourth Amendment, dated June 26, 2014, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 3, 2014 and incorporated herein by reference).

10.15	Fifth Amendment, dated November 7, 2014, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K on November 12, 2014 and incorporated herein by reference).

Exhibit Number	Exhibits
10.16	Sixth Amendment, dated February 13, 2015, to the Credit Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the Agent. (filed as Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2015 and incorporated herein by reference).

10.17	Security Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the other Grantors party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

10.18	Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2015 and incorporated herein by reference).

10.19	First Amendment, dated August 31, 2015, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 10-K filed on September 4, 2015 and incorporated herein by reference).

12**	Statement of Computation of Operating Ratios.

21**	Subsidiaries of the Registrant.

23**	Consent of Crowe Horwath LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.

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

PATRICK INDUSTRIES, INC.

Date: March 14, 2016	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Hassler	Chairman of the Board	March 14, 2016
Paul E. Hassler

/s/ Todd M. Cleveland	Chief Executive Officer and Director	March 14, 2016
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	President, Secretary-Treasurer and Director	March 14, 2016
Andy L. Nemeth

/s/ Joshua A. Boone	Vice President Finance and Chief Financial Officer	March 14, 2016
Joshua A. Boone	(Principal Financial and Accounting Officer)

/s/ Joseph M. Cerulli	Director	March 14, 2016
Joseph M. Cerulli

/s/ John A. Forbes	Director	March 14, 2016
John A. Forbes

/s/ Michael A. Kitson	Director	March 14, 2016
Michael A. Kitson

/s/ M. Scott Welch	Director	March 14, 2016
M. Scott Welch

/s/ Walter E. Wells	Director	March 14, 2016
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Patrick Industries, Inc.:

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

As permitted, the Company has excluded the operations of businesses acquired during 2015, which are described in Note 4 of the consolidated financial statements, from the scope of the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”.   As such, they have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 14, 2016

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31,
(thousands)	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$87	$123
Trade receivables, net	38,213	32,637
Inventories	89,478	71,020
Deferred tax assets	5,841	4,563
Prepaid expenses and other	6,119	6,453
Total current assets	139,738	114,796

Property, plant and equipment, net	67,878	57,353
Goodwill	68,606	31,630
Other intangible assets, net	106,759	49,544
Deferred financing costs, net	2,513	1,024
Other non-current assets	555	1,214
TOTAL ASSETS	$386,049	$255,561

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,714	$-
Accounts payable	28,744	29,754
Accrued liabilities	18,468	15,388
Total current liabilities	57,926	45,142
Long-term debt, less current maturities	193,770	101,054
Deferred compensation and other	1,919	2,239
Deferred tax liabilities	3,837	4,358
TOTAL LIABILITIES	257,452	152,793

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	-	-
Common stock, no par value; authorized 20,000,000 shares; issued 2015 - 15,160,781 shares; issued 2014 - 15,500,580 shares	57,683	54,769
Additional paid-in-capital	8,308	7,459
Accumulated other comprehensive income	32	31
Retained earnings	62,574	40,509
TOTAL SHAREHOLDERS’ EQUITY	128,597	102,768
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$386,049	$255,561

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	For the years ended December 31,
	2015	2014	2013
NET SALES	$920,333	$735,717	$594,931
Cost of goods sold	768,054	617,214	503,908
GROSS PROFIT	152,279	118,503	91,023

Operating Expenses:
Warehouse and delivery	27,106	26,163	20,158
Selling, general and administrative	46,417	36,362	27,979
Amortization of intangible assets	8,787	4,477	2,371
(Gain) loss on sale of fixed assets	51	30	(430)
Total operating expenses	82,361	67,032	50,078
OPERATING INCOME	69,918	51,471	40,945
Interest expense, net	4,319	2,393	2,171
Income before income taxes	65,599	49,078	38,774
Income taxes	23,380	18,404	14,734
NET INCOME	$42,219	$30,674	$24,040

BASIC NET INCOME PER COMMON SHARE (1)	$2.76	$1.92	$1.49
DILUTED NET INCOME PER COMMON SHARE (1)	$2.72	$1.91	$1.49

Weighted average shares outstanding - Basic (1)	15,323	15,950	16,100
Weighted average shares outstanding - Diluted (1)	15,503	16,039	16,179

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, reflect the impact of the three-for-two common stock split paid on May 29, 2015.

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	For the years ended December 31,
	2015	2014	2013
NET INCOME	$42,219	$30,674	$24,040
Change in accumulated pension obligation, net of tax (Note 11)	1	(23)	37
COMPREHENSIVE INCOME	$42,220	$30,651	$24,077

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2015, 2014 and 2013
(thousands except share data)	Preferred Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance December 31, 2012	$-	$55,501	$4,305	$17	$1,585	$61,408
Net income	-	-	-	-	24,040	24,040
Change in accumulated pension obligation, net of tax	-	-	-	37	-	37
Stock repurchases under buyback program	-	(2,081)	(161)	-	(3,836)	(6,078)
Realization of excess tax benefit on stock-based compensation	-	-	2,409	-	-	2,409
Issuance of 69,000 shares upon exercise of common stock options	-	13	51	-	-	64
Shares used to pay taxes on stock grants	-	(882)	-	-	-	(882)
Stock-based compensation expense	-	1,312	-	-	-	1,312
Balance December 31, 2013	$-	$53,863	$6,604	$54	$21,789	$82,310
Net income	-	-	-	-	30,674	30,674
Change in accumulated pension obligation, net of tax	-	-	-	(23)	-	(23)
Stock repurchases under buyback program	-	(1,758)	(216)	-	(11,954)	(13,928)
Realization of excess tax benefit on stock-based compensation	-	-	1,071	-	-	1,071
Issuance of 22,500 shares upon exercise of common stock options	-	26	-	-	-	26
Shares used to pay taxes on stock grants	-	(644)	-	-	-	(644)
Stock-based compensation expense	-	3,282	-	-	-	3,282
Balance December 31, 2014	$-	$54,769	$7,459	$31	$40,509	$102,768
Net income	-	-	-	-	42,219	42,219
Change in accumulated pension obligation, net of tax	-	-	-	1	-	1
Stock repurchases under buyback program	-	(2,185)	(298)	-	(20,154)	(22,637)
Realization of excess tax benefit on stock-based compensation	-	-	1,147	-	-	1,147
Issuance of 115,000 shares upon exercise of common stock options	-	1,861	-	-	-	1,861
Shares used to pay taxes on stock grants	-	(1,428)	-	-	-	(1,428)
Stock-based compensation expense	-	4,666	-	-	-	4,666
Balance December 31, 2015	$-	$57,683	$8,308	$32	$62,574	$128,597

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	For the years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,219	$30,674	$24,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,988	5,956	4,926
Amortization of intangible assets	8,787	4,477	2,371
Stock-based compensation expense	4,666	3,282	1,312
Provision for bad debts	471	137	24
Deferred income taxes	(1,799)	1,652	3,983
(Gain) loss on sale of fixed assets	51	30	(430)
Deferred financing cost amortization	490	365	430
Other non-cash items	123	(1)	343
Change in operating assets and liabilities, net of the effects of acquisitions:
Trade receivables	9,017	(1,942)	(1,477)
Inventories	3,042	(1,660)	(7,482)
Prepaid expenses and other	465	(1,521)	(1,576)
Accounts payable and accrued liabilities	(9,546)	4,625	(3,648)
Payments on deferred compensation obligations	(344)	(333)	(385)
Net cash provided by operating activities	65,630	45,741	22,431

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,958)	(6,542)	(8,669)
Proceeds from sale of property, equipment and facility	103	113	1,021
Business acquisitions	(140,176)	(72,094)	(16,511)
Other investing activities	644	(98)	(97)
Net cash used in investing activities	(147,387)	(78,621)	(24,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	75,000	-	-
Term debt repayments	(8,036)	-	-
Borrowings on revolver	322,601	298,201	187,190
Repayments on revolver	(286,135)	(252,147)	(181,906)
Stock repurchases under buyback program	(22,637)	(13,928)	(6,078)
Realization of excess tax benefit on stock-based compensation	1,147	1,071	2,409
Payment of deferred financing costs	(1,979)	(106)	(101)
Proceeds from exercise of stock options, including tax benefit	1,861	26	64
Other financing activities	(101)	(148)	(153)
Net cash provided by financing activities	81,721	32,969	1,425
Increase (decrease) in cash and cash equivalents	(36)	89	(400)
Cash and cash equivalents at beginning of year	123	34	434
Cash and cash equivalents at end of year	$87	$123	$34

See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Nature of Business

Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada. At December 31, 2015, the Company maintained 42 manufacturing plants and 16 distribution facilities located in 11 states. Patrick operates in two business segments: Manufacturing and Distribution.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Patrick and its wholly owned subsidiaries, Adorn Holdings, Inc. and Structural Composites, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, total to the amounts included in the consolidated financial statements.

The number of shares and per share amounts for the years ended December 31, 2014 and 2013 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation.

In preparation of Patrick’s consolidated financial statements as of December 31, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K for potential recognition or disclosure in the consolidated financial statements. See Notes 3, 4, 16 and 20 for events that occurred subsequent to the balance sheet date.

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

The Company records freight billed to customers in net sales and the corresponding costs incurred for shipping and handling are recorded in warehouse and delivery expenses. The amounts recorded in warehouse and delivery expenses related to these customer billed freight costs were $1.1 million, $0.9 million and $0.8 million for 2015, 2014 and 2013, respectively.

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

Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, stock appreciation rights, and restricted stock units (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Certain Common Stock Equivalents were not included in the computation of diluted net income per common share because the exercise prices of those Common Stock Equivalents were greater than the average market price of the common shares. See Note 13 for the calculation of both basic and diluted net income per common share.

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

The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2015	2014	2013
Balance at January 1	$175	$225	$275
Provisions made during the year	471	137	24
Write-offs	(497)	(193)	(149)
Recoveries during the year	1	6	75
Balance at December 31	$150	$175	$225

Inventories

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value. Based on the inventory aging and other considerations for realizable value, the Company writes down the carrying value to net realizable value where appropriate. The Company reviews inventory on-hand and records provisions for obsolete inventory based on current assessments of future demand, market conditions, and related management initiatives. Any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and operating results. The cost of manufactured inventories includes raw materials, inbound freight, labor and overhead. The Company’s distribution inventories include the cost of raw materials and inbound freight.

Property, Plant and Equipment

Property, plant and equipment (“PP&E”) is generally recorded at cost. However, PP&E acquired in connection with an acquisition is recorded at fair value. Depreciation is computed primarily by the straight-line method applied to individual items based on estimated useful lives, which generally range from ten to thirty years for buildings and improvements, and from three to seven years for machinery, equipment and transportation equipment. Leasehold improvements are amortized over the lesser of their useful lives or the related lease term. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations. Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

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

In evaluating goodwill for impairment, we either perform a qualitative or quantitative assessment of the composition of the Company’s goodwill for impairment. If initially using the qualitative assessment and the analysis indicates it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative assessment. When estimating fair value with the quantitative assessment, the Company uses a market or income-based methodology including a multiple of EBITDA or present value of future cash flows. When calculating the present value of future cash flows, the Company takes into consideration multiple variables, including forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required

If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount that is recorded and charged to operations.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

There was no impairment for goodwill and other intangible assets for the years ended December 31, 2015, 2014 and 2013.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

In August 2015, the FASB issued final revised guidance that defers the effective date of the revenue recognition standard to be for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating both the effect of adopting this new accounting guidance and determining the appropriate method of transition it will use to apply the new standard. It has not yet determined the impact, if any, that the implementation of this guidance will have on its consolidated financial statements.

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

The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2015 and the adoption did not have an impact on the Company’s consolidated financial statements.

Business Combinations

In September 2015, the FASB issued new accounting guidance on business combinations simplifying the accounting for measurement-period adjustments.  This new guidance requires an acquirer to recognize adjustments for provisional amounts that are identified during the measurement period of an acquisition in the reporting period in which the adjustment amounts are determined.  The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2015.  The Company adopted this guidance in the fourth quarter of 2015. The implementation of this guidance did not have any impact on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued new accounting guidance that requires that deferred tax assets and liabilities be classified, on a net basis, as noncurrent in the consolidated statement of financial position. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted. The Company plans to adopt this guidance in the first quarter of 2016.

Leases

In February 2016, the FASB issued new accounting guidance that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The guidance also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance and has not yet determined the impact that the implementation of this guidance will have on its consolidated financial statements.

4.	ACQUISITIONS

General

The Company completed a total of 10 acquisitions in the three years ended December 31, 2015, 2014 and 2013 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

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

For the years ended December 31, 2015, 2014 and 2013, revenue of approximately $101.1 million, $55.9 million and $11.7 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year.

For the years ended December 31, 2015, 2014 and 2013, operating income of approximately $11.8 million, $3.1 million and $0.2 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year. Acquisition-related costs in the aggregate associated with the businesses acquired in 2015, 2014 and 2013 were immaterial.

2016 Acquisitions

Parkland Plastics, Inc. (“Parkland”)

In February 2016, the Company completed the acquisition of the business and certain assets of Middlebury, Indiana-based Parkland Plastics, Inc. (“Parkland”), a fully integrated designer, green manufacturer and distributor of innovative polymer-based products including wall panels, lay-in ceiling panels, coated and rolled floors, protective moulding, and adhesives and accessories, primary used in a wide range of applications in the RV, architectural and industrial markets, for a net purchase price of approximately $25 million. The acquisition of Parkland provides the opportunity for the Company to establish a presence in the polymer-based products market and increase its product offering, market share and per unit content.

The Progressive Group (“Progressive”)

In March 2016, the Company completed the acquisition of the business and certain assets of The Progressive Group (“Progressive”), a distributor and manufacturer’s representative for major name brand electronics to small, mid-size and large retailers, distributors, and custom installers, primarily serving the auto and home electronics, retail, custom integration, and commercial channels, for a net purchase price of approximately $11 million. The acquisition of Progressive provides the opportunity for the Company to expand its product offerings in its existing electronics platform and increase its market share and per unit content.

Both the Parkland and Progressive acquisitions were funded under the Company’s 2015 Credit Facility (as defined herein). The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired and expects to provide a summary of each in its Report on Form 10-Q for the first quarter ended March 27, 2016. The results of operations for both acquisitions will be included in the Company’s condensed consolidated financial statements from the respective dates of acquisition, and in the Manufacturing segment for Parkland and in the Distribution segment for Progressive.

2015 Acquisitions

Better Way Partners, LLC d/b/a Better Way Products (“Better Way”)

In February 2015, the Company acquired the business and certain assets of Better Way, a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine and transit vehicle markets, for a net purchase price of $40.5 million.

The acquisition of Better Way, with operating facilities located in New Paris, Bremen and Syracuse, Indiana, provided the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for Better Way are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2015. The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$4,901
Inventories	1,829
Property, plant and equipment	3,907
Prepaid expenses	80
Accounts payable and accrued liabilities	(1,349)
Intangible assets	20,030
Goodwill	11,087
Total net assets acquired	$40,485

Structural Composites of Indiana, Inc. (“SCI”)

In May 2015, the Company acquired the business and certain assets of Ligonier, Indiana-based SCI, a manufacturer of large, custom molded fiberglass front and rear caps and roofs, primarily used in the RV market, and specialty fiberglass components for the transportation, marine and other industrial markets, for a net purchase price of $20.0 million.

The acquisition of SCI provided the opportunity for the Company to further expand its presence in the fiberglass components market and increase its product offerings, market share and per unit content. The results of operations for SCI are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2015. The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,407
Inventories	482
Property, plant and equipment	750
Prepaid expenses	5
Accounts payable and accrued liabilities	(734)
Intangible assets	9,535
Goodwill	8,596
Total net assets acquired	$20,041

North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”)

In September 2015, the Company acquired the business and certain assets of Edwardsburg, Michigan-based North American, a manufacturer and distributor, primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products. North American is also a manufacturer and supplier of raw and processed softwoods products, including lumber, panels, trusses, bow trusses, and industrial packaging materials, primarily used in the RV and MH industries. The Company acquired North American for a net purchase price of $79.7 million.

The acquisition of North American provided the opportunity for the Company to further expand its existing presence in the manufacture of laminated panels and moulding products and increase its product offerings, market share and per unit content, and provided a new opportunity in the softwoods lumber market. The results of operations for North American are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first half of 2016. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$8,924
Inventories	19,189
Property, plant and equipment	5,959
Prepaid expenses	139
Accounts payable and accrued liabilities	(8,209)
Intangible assets	36,355
Goodwill	17,293
Total net assets acquired	$79,650

2014 Acquisitions

Precision Painting Group

In June 2014, the Company acquired the business and certain assets of four related companies based in Bremen, Indiana and Elkhart, Indiana: Precision Painting, Inc., Carrera Custom Painting, Inc., Millennium Paint, Inc., and TDM Transport, Inc. (collectively referred to as “Precision Painting Group” or “Precision”), for a net purchase price of $16.0 million. The Precision Painting Group is comprised of three full service exterior full body painting operations that offer exterior painting and interior refurbishing for both RV original equipment manufacturers and existing RV and fleet owners, and a transportation operation that services their in-house customers.

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

(thousands)
Trade receivables	$1,425
Inventories	208
Property, plant and equipment	7,032
Prepaid expenses	10
Accounts payable and accrued liabilities	(997)
Intangible assets	4,492
Goodwill	3,843
Total net assets acquired	$16,013

Foremost Fabricators, LLC (“Foremost”)

In June 2014, the Company acquired the business and certain assets of Goshen, Indiana-based Foremost, a fabricator and distributor of fabricated aluminum products, fiber reinforced polyester (“FRP”) sheet and coil, and custom laminated products, primarily used in the RV market, for a net purchase price of $45.4 million.

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

(thousands)
Trade receivables	$4,868
Inventories	11,415
Property, plant and equipment	3,934
Prepaid expenses	129
Accounts payable and accrued liabilities	(4,302)
Intangible assets	20,905
Goodwill	8,407
Total net assets acquired	$45,356

PolyDyn3, LLC (“PolyDyn3”)

In September 2014, the Company acquired the business and certain assets of Elkhart, Indiana-based PolyDyn3, a custom fabricator of simulated wood and stone products such as headboards, fireplaces, ceiling medallions, columns and trims for the RV market, for a net purchase price of $1.3 million.

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

(thousands)
Trade receivables	$86
Inventories	194
Property, plant and equipment	683
Prepaid expenses	125
Accounts payable and accrued liabilities	(124)
Intangible assets	230
Goodwill	57
Total net assets acquired	$1,251

Charleston Corporation (“Charleston”)

In November 2014, the Company acquired the business and certain assets of Bremen, Indiana-based Charleston, a manufacturer of fiberglass and plastic components primarily used in the RV, marine and vehicle aftermarket industries, for a net purchase price of $9.5 million.

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

(thousands)
Trade receivables	$1,931
Inventories	1,033
Property, plant and equipment	3,056
Prepaid expenses	7
Accounts payable and accrued liabilities	(2,042)
Intangible assets	2,783
Goodwill	2,706
Total net assets acquired	$9,474

2013 Acquisitions

Frontline Mfg., Inc. (“Frontline”)

In September 2013, the Company acquired the business and certain assets of Warsaw, Indiana-based Frontline, a manufacturer of fiberglass bath fixtures including tubs, showers and combination tub/shower units for the RV, MH and residential housing markets, for a net purchase price of $5.2 million, which included a contingent payment that may be paid based on future performance. The fair value of the contingent consideration arrangement was estimated by applying the income approach and included assumptions related to the probability of future payments and discounted cash flows. In 2014, the Company determined that the contingent consideration would not be paid as the conditions for payment were not achieved. As a result, the Company recognized a pretax gain of $0.3 million associated with the non-payment of the contingent consideration which is included in the line item “Selling, general and administrative” on the consolidated statements of income for the year ended December 31, 2014.

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

(thousands)
Trade receivables	$1,545
Inventories	250
Property, plant and equipment	917
Prepaid expenses	21
Accounts payable and accrued liabilities	(2,135)
Intangible assets	2,092
Goodwill	2,490
Total net assets acquired	$5,180

Premier Concepts, Inc. (“Premier”)

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

(thousands)
Trade receivables	$764
Inventories	347
Property, plant and equipment	561
Accounts payable and accrued liabilities	(1,357)
Intangible assets	1,210
Goodwill	1,095
Total net assets acquired	$2,620

John H. McDonald Co., Inc. d/b/a West Side Furniture (“West Side”)

In September 2013, the Company acquired the business and certain assets of Goshen, Indiana-based West Side, a wholesale supplier of La-Z-Boy® recliners and the Serta® Trump Home™ mattress line, among other furniture products, to the RV market for a net purchase price of $8.7 million.

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

(thousands)
Trade receivables	$902
Inventories	1,439
Property, plant and equipment	324
Prepaid expenses	9
Accounts payable and accrued liabilities	(2,094)
Intangible assets	5,461
Goodwill	2,670
Total net assets acquired	$8,711

Pro Forma Information (Unaudited)

The following pro forma information assumes the Better Way, SCI and North American acquisitions (which were acquired in 2015) and the Precision, Foremost and Charleston acquisitions (which were acquired in 2014) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Better Way, SCI, North American, Precision, Foremost and Charleston, combined with the results prior to their respective acquisition dates adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition. In addition, the 2013 pro forma information contains the actual operating results of the Frontline, Premier and West Side acquisitions (which were acquired in 2013), combined with the results prior to their respective acquisition dates within that year. Pro forma information related to the acquisition of PolyDyn3 in 2014 is not included in the table below, as its financial results were not considered significant to the Company’s operating results for the periods presented.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.

In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with each transaction of $2.5 million, $7.0 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(thousands except per share data)	2015	2014	2013
Revenue	$1,053,133	$1,026,081	$738,063
Net income	48,429	39,282	25,874
Basic net income per common share	3.16	2.46	1.61
Diluted net income per common share	3.12	2.45	1.60

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

5.	INVENTORIES

Inventories as of December 31, 2015 and 2014 consist of the following classes:

(thousands)	2015	2014
Raw materials	$52,601	$39,283
Work in process	5,529	5,607
Finished goods	10,450	4,897
Less: reserve for inventory obsolescence	(1,897)	(1,288)
Total manufactured goods, net	66,683	48,499
Materials purchased for resale (distribution products)	24,406	23,049
Less: reserve for inventory obsolescence	(1,611)	(528)
Total materials purchased for resale (distribution products), net	22,795	22,521
Total inventories	$89,478	$71,020

The following table summarizes the reserve for inventory obsolescence:

(thousands)	2015	2014	2013
Balance at January 1	$1,816	$1,276	$1,106
Charged to operations	3,402	2,071	1,045
Deductions from reserves	(1,710)	(1,531)	(875)
Balance at December 31	$3,508	$1,816	$1,276

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following classes at December 31, 2015 and 2014:

(thousands)	2015	2014
Land and improvements	$3,015	$2,635
Building and improvements	37,931	37,798
Machinery and equipment	87,124	76,010
Transportation equipment	2,438	1,664
Leasehold improvements	4,941	2,332
Property, plant and equipment, at cost	135,449	120,439
Less: accumulated depreciation and amortization	(67,571)	(63,086)
Property, plant and equipment, net	$67,878	$57,353

For the years ended December 31, 2015 and 2014, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property, plant and equipment, and therefore the Company did not recognize any impairment charges.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired the following intangible assets in various acquisitions from 2013 through 2015 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes. See Note 4 for further details.

(thousands)	Customer Relationships	Non-Compete Agreements	Trademarks	Total Other Intangible Assets	Goodwill	Total Intangible Assets
2013
Frontline	$1,411	$460	$221	$2,092	$2,490	$4,582
Premier	863	203	144	1,210	1,095	2,305
West Side	4,166	998	297	5,461	2,670	8,131
2014
Precision	$2,904	$1,105	$483	$4,492	$3,843	$8,335
Foremost	15,485	1,350	4,070	20,905	8,407	29,312
PolyDyn3	201	23	6	230	57	287
Charleston	2,011	455	317	2,783	2,706	5,489
2015
Better Way	$16,075	$630	$3,325	$20,030	$11,087	$31,117
SCI	6,910	825	1,800	9,535	8,596	18,131
North American	23,910	1,125	11,320	36,355	17,293	53,648

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2013	$13,720	$2,775	$16,495
Acquisitions	11,467	3,546	15,013
Other	122	-	122
Balance - December 31, 2014	25,309	6,321	31,630
Acquisitions	36,976	-	36,976
Balance - December 31, 2015	$62,285	$6,321	$68,606

Other Intangible Assets

Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of December 31, 2015, the remaining intangible assets balance of $106.7 million is comprised of $25.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $81.3 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from two to 19 years.

For the finite-lived intangible assets attributable to the 2015 acquisitions, the useful life pertaining to non-compete agreements was two to five years for North American, three to five years for SCI, and five years for Better Way. The useful life pertaining to customer relationships for each of the 2015 acquisitions (Better Way, SCI and North American) was 10 years.

Amortization expense for the Company’s intangible assets in the aggregate was $8.8 million, $4.5 million and $2.4 million for 2015, 2014 and 2013, respectively.

Other intangible assets, net consist of the following at December 31, 2015 and 2014:

(thousands)	2015	Weighted Average Useful Life (years)	2014	Weighted Average Useful Life (years)
Customer relationships	$91,164	10.4	$44,269	11
Non-compete agreements	9,012	3.4	6,350	3
Trademarks	25,487		8,994
	125,663		59,613
Less: accumulated amortization	(18,904)		(10,069)
Other intangible assets, net	$106,759		$49,544

Changes in the carrying value of other intangible assets for the years ended December 31, 2015 and 2014 by segment are as follows:

	Manufacturing	Distribution	Total
Balance - December 31, 2013	$19,626	$5,985	$25,611
Acquisitions	20,048	8,362	28,410
Amortization	(3,183)	(1,294)	(4,477)
Balance - December 31, 2014	36,491	13,053	49,544
Acquisitions	65,920	-	65,920
Amortization	(7,134)	(1,653)	(8,787)
Other	82	-	82
Balance - December 31, 2015	$95,359	$11,400	$106,759

Amortization expense for the next five fiscal years ending December 31 related to finite-lived intangible assets as of December 31, 2015 is estimated to be (in thousands): 2016 - $11,003; 2017 - $10,023; 2018 - $9,348; 2019 - $9,089; and 2020 - $8,793.

8.	DEBT

A summary of total debt outstanding at December 31, 2015 and 2014 is as follows:

(thousands)	2015	2014
Long-term debt:
Revolver	$137,520	$101,054
Term loan	66,964	-
Total long-term debt	204,484	101,054
Less: current maturities of long-term debt	(10,714)	-
Total long-term debt, less current maturities	$193,770	$101,054

2012 Credit Facility

Prior to April 28, 2015, the Company’s debt financing was supported by its credit agreement, dated October 24, 2012, as amended (the “2012 Credit Agreement”), among the Company, Wells Fargo Bank, National Association, as the agent and lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”) and Key Bank National Association (“Key Bank”), as participants.  The 2012 Credit Agreement consisted of a $185.0 million revolving secured senior credit facility (the “2012 Credit Facility”).  The 2012 Credit Facility, which was scheduled to mature on October 24, 2017, was replaced by the 2015 Credit Facility.

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

At December 31, 2015, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $133.0 million under the LIBOR-based option and (ii) $4.5 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2015 was the Prime Rate plus 1.00% (or 4.50%), or LIBOR plus 2.00% (or 2.4375%). At December 31, 2014, the Company had $101.1 million outstanding under the then current revolver, which consisted of $97.0 million of borrowings under the LIBOR-based option and $4.1 million of borrowings under the Prime Rate-based option. The interest rate for borrowings at December 31, 2014 was the Prime Rate plus 0.50% (or 3.75%), or LIBOR plus 1.50% (or 1.6875%). The fee payable on committed but unused portions of the then current revolver was 0.25% and 0.20% at December 31, 2015 and 2014, respectively.

Pursuant to the 2015 Credit Agreement, the financial covenants include: (a) a maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

The consolidated total leverage ratio is the ratio for any period of consolidated total indebtedness (as measured as of the second day following the end of the immediately preceding fiscal quarter) to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of: (i) total debt outstanding under the 2015 Revolver and the Term Loan; (ii) capital leases and letters of credit outstanding; and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the 2015 Credit Agreement to consolidated fixed charges. Consolidated fixed charges for any period is the sum of interest expense and scheduled principal payments on outstanding indebtedness under the Term Loan.

In 2015 and 2014, the Company was in compliance with all of its financial debt covenants as required under the terms of the credit agreement in effect at the respective reporting dates. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended December 31, 2015 are as follows:

	Required	Actual
Consolidated leverage ratio (12-month period)	3.00	1.95
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.42

Aggregate maturities of long-term debt related to the 2015 Revolver for the next five years ending December 31 are: 2016 - 2019: $0; and 2020 - $137.5 million. The 2015 Revolver long-term debt balance of $137.5 million at December 31, 2015 is due to mature in 2020 in accordance with the terms of the 2015 Credit Agreement.

Aggregate maturities of the Term Loan for the next five years ending December 31 are: 2016 - $10.7 million; 2017 - $10.7 million; 2018 - $10.7 million; 2019: $10.7 million; and 2020 - $24.1 million.

The Company was contingently liable for three standby letters of credit totaling $1.2 million at December 31, 2015 that exist to meet credit requirements for the Company’s insurance providers. The unused availability under the 2015 Credit Facility as of December 31, 2015 (including cash on hand), was $94.4 million.

Interest expense for the years ended December 31, 2015, 2014 and 2013 was $4.3 million, $2.4 million and $2.2 million, respectively.

Interest paid for the years ended December 31, 2015, 2014 and 2013 was $4.4 million, $2.4 million and $2.2 million, respectively.

9.	ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2015 and 2014 include the following:

(thousands)	2015	2014
Employee compensation and benefits	$11,662	$8,360
Property taxes	1,527	1,147
Customer incentives	3,562	2,748
Other	1,717	3,133
Total accrued liabilities	$18,468	$15,388

10.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following:

(thousands)	2015	2014	2013
Current:
Federal	$21,554	$13,632	$8,647
State	3,625	3,120	2,104
Total current	25,179	16,752	10,751
Deferred:
Federal	(1,563)	1,496	3,670
State	(236)	156	313
Total deferred	(1,799)	1,652	3,983
Income taxes	$23,380	$18,404	$14,734

A reconciliation of the differences between the actual provision for income taxes and the tax provisions for income taxes at the federal statutory income tax rate of 35% for each of the years ended December 31, 2015, 2014 and 2013 is as follows:

(thousands)	2015		2014		2013
Tax provision, at federal statutory income tax rate	$22,960	35.0%	$17,177	35.0%	$13,571	35.0%
State taxes, net of federal benefit	2,654	4.0	2,167	4.4	1,706	4.4
Other, net	(2,234)	(3.4)	(940)	(1.9)	(543)	(1.4)
Income taxes	$23,380	35.6%	$18,404	37.5%	$14,734	38.0%

Other differences between our effective tax rate and the federal statutory income tax rate for 2015 were primarily due to the domestic manufacturing activities deduction and Federal and Indiana R&D credits, which were partially offset by nondeductible expenses. For the years ended December 31, 2014 and December 31, 2013, the difference was primarily attributable to the domestic manufacturing activities deduction that was partially offset by nondeductible expenses.

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

The Company had various state net operating losses (“NOLs”) of approximately $4.5 million at December 31, 2013 and $1.6 million at December 31, 2014, of which approximately $0.7 million were remaining to be utilized as of December 31, 2015 and will expire in varying amounts between 2016 and 2030. While the Company recorded income taxes at an estimated full year effective rate of 35.6% in 2015 and 37.5% in 2014, the state NOLs were used to partially offset the cash portion of the income tax liability for 2014 and 2015.

In 2015 and 2014, the Company realized approximately $2.9 million and $2.7 million, respectively, of additional taxable deductions related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2014 and 2013. These tax benefits were recorded to shareholders’ equity upon realization in 2015 and 2014.

The Company did not reflect any unrecognized tax benefits in its financial statements as of December 31, 2015 or December 31, 2014 and does not expect any significant changes relating to unrecognized tax benefits in the 12 months following December 31, 2015.

The composition of the deferred tax assets and liabilities as of December 31, 2015 and 2014 is as follows:

(thousands)	2015	2014
Gross deferred tax assets:
Trade receivables allowance	$59	$69
Inventory capitalization	890	898
Accrued expenses	4,153	3,155
Deferred compensation	794	891
Inventory reserves	1,211	756
State NOL carry-forwards	30	67
Stock-based compensation	2,434	1,530
Pension liability	12	13
Gross deferred tax assets	9,583	7,379
Gross deferred tax liabilities:
Prepaid expenses	(1,955)	(363)
Depreciation expense	(5,151)	(4,936)
Intangibles	(473)	(1,875)
Gross deferred tax liabilities	(7,579)	(7,174)
Net deferred tax assets	$2,004	$205

The deferred tax amounts above have been reflected on the consolidated statements of financial position as of December 31, 2015 and 2014 as follows:

(thousands)	2015	2014
Current deferred tax assets, net	$5,841	$4,563
Long-term deferred tax liabilities, net	(3,837)	(4,358)
Deferred tax assets, net	$2,004	$205

The Company paid income taxes of $24.1 million, $16.7 million and $8.2 million in 2015, 2014 and 2013, respectively.

The Company is subject to periodic audits by domestic tax authorities.  For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2012 and later.

11.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”). The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock

The Company has 20,000,000 shares of common stock authorized, without par value, of which 15,160,781 shares and 15,500,580 shares were issued and outstanding as of December 31, 2015 and 2014, respectively.

The Company issued 278,757 shares in 2015, 165,060 shares in 2014, and 182,584 shares in 2013 related to stock-based compensation plans and for the exercise of stock options and SARS (as defined herein). The shares issued were net of repurchases made by the Company of 29,536 shares in 2015, 21,726 shares in 2014, and 58,056 shares in 2013 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

In addition, in 2015, 2014 and 2013, the Company repurchased 618,557 shares, 517,125 shares and 610,995 shares, respectively of its common stock through a stock repurchase program. See Note 12 for further details.

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated statements of financial position.

Accumulated Other Comprehensive Income

U.S. GAAP defines comprehensive income as non-shareholder changes in equity. The components of and changes in accumulated other comprehensive income as of December 31, 2015, 2014 and 2013 were immaterial.

Termination of Shareholder Rights Agreement

On April 16, 2015, the Company accelerated the expiration date of the Shareholder Rights Agreement, dated March 21, 2006, between Patrick Industries, Inc. and National City Bank, as Rights Agent (as so amended, the “Rights Agreement”) so that the Rights Agreement terminated at the close of business on April 16, 2015 and, therefore, the Rights issued under the Rights Agreement expired at that time.

12.	STOCK REPURCHASE PROGRAM

The stock repurchase program was originally announced in February 2013 and subsequently expanded in February 2014 and February 2015 (the “2013 Repurchase Plan”).

Repurchases of the Company’s common stock made under the 2013 Repurchase Plan for the years ended December 2015, 2014 and 2013 are as follows:

Year	Shares Repurchased	Total Cost (in thousands)	Average Price Per Share
2013	610,995	$6,078	$9.95
2014	517,125	13,928	26.93
2015	618,557	22,637	36.60
Total	1,746,677	$42,643	$24.41

13.	INCOME PER COMMON SHARE

The number of shares and per share amounts for the years ended December 31, 2014 and 2013 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

Income per common share is calculated for the years ended December 31, 2015, 2014 and 2013 as follows:

(thousands except per share data)	2015	2014	2013
Net income for basic and diluted per share calculation	$42,219	$30,674	$24,040

Weighted average common shares outstanding - basic	15,323	15,950	16,100
Effect of potentially dilutive securities	180	89	79
Weighted average common shares outstanding - diluted	15,503	16,039	16,179

Basic net income per common share	$2.76	$1.92	$1.49
Diluted net income per common share	$2.72	$1.91	$1.49

14.	LEASE COMMITMENTS

Leases

The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2026. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties.

At December 31, 2015, future minimum lease payments required under facility and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(thousands)	Facility Leases	Equipment Leases
2016	$6,947	$3,219
2017	5,771	2,874
2018	4,593	2,324
2019	3,520	1,437
2020	1,497	813
Thereafter	-	726
Total minimum lease payments	$22,328	$11,393

The total rent expense included in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 is $9.3 million, $6.7 million and $5.2 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES

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

Self-Insurance

The Company has a self-insured health plan for its employees under which there is both a participant stop-loss and an aggregate stop-loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2015.

16.	COMPENSATION PLANS

Deferred Compensation Obligations

The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The assumed discount rate to measure the liability was 4.5% for both of the years ended December 31, 2015 and 2014. The Company recognized expense of $0.1 million, $0.1 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the statements of financial position. Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented. Additionally, the Company records gains or losses on the cash surrender value in the period incurred. The gains recognized were immaterial for all periods presented.

Bonus Plan

The Company pays bonuses to certain management and sales personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria. The charge to operations amounted to approximately $4.6 million, $4.8 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Profit-Sharing Plan

The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon meeting certain conditions. The plan provides for matching contributions by the Company as defined in the agreement. The contributions and related expense for the years ended December 31, 2015, 2014 and 2013 were immaterial.

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

The Company recorded compensation expense of $4.7 million, $3.3 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, on the consolidated statements of income for its stock-based compensation plans. As of December 31, 2015, there was approximately $6.0 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 15.2 months.

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

The following table summarizes the Company’s option activity during the years ended December 31, 2015, 2014 and 2013 for the options granted in 2009 and 2013:

Years ended December 31	2015		2014		2013
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding beginning of year	344	$16.24	366	$15.31	135	$1.03
Granted during the year	-	-	-	-	300	18.45
Forfeited during the year	-	-	-	-	-	-
Exercised during the year	(115)	16.18	(22)	1.17	(69)	0.93
Outstanding, end of year	229	$16.26	344	$16.24	366	$15.31

Vested Options:
Vested during the year	100	$18.45	100	$18.45	-	-
Eligible, end of year for exercise	129	$14.57	144	$13.16	66	$1.13

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$6,234		$4,499		$1,457
Options exercisable		$3,729		$2,325		$1,205
Options exercised		$3,151		$616		$856

Weighted average fair value of options granted during the year		N/A		N/A		$4.22

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $43.50, $29.32 and $19.29 per share as of December 31, 2015, 2014 and 2013, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date.

The cash received from the exercise of stock options was approximately $1.9 million, $26,000 and $64,000 in 2015, 2014 and 2013, respectively. The income tax benefit related to the stock options exercised in 2015, 2014 and 2013 was $0.2 million, $0.2 million and $0.3 million, respectively. The grant date fair value of stock options vested in both 2015 and 2014 was $1.8 million. There were no stock options that vested in 2013.

A summary of options outstanding and exercisable at December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
(shares in thousands)	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
2009 Grants:
Exercise price - $0.50	2	3.4	$0.50	2	$0.50
Exercise price - $1.17	27	3.4	1.17	27	1.17
2013 Grant:
Exercise price - $18.45	200	7.0	$18.45	100	$18.45

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2013. There were no stock options granted in 2014 and 2015.

2013
Dividend rate	-%
Risk-free interest rate	0.64%
Expected option life (years)	3
Price volatility	32.42%

As of December 31, 2015, there was approximately $0.4 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted-average remaining life of approximately 11.0 months.

Stock Appreciation Rights (SARS):

On December 18, 2013, the Company’s Compensation Committee of the Board approved the grant of 300,000 SARS under the 2009 Plan divided into four tranches of 75,000 shares each, at strike prices of $18.45, $22.13, $26.56 and $31.87 per share. The SARS vest pro-ratably over three years from the grant date and have nine-year contractual terms. The SARS are to be settled in shares of common stock, or at the sole discretion of the Board in cash. The grant date fair value of these awards totaled $0.9 million and this amount is being amortized over the three-year vesting period.

The following table summarizes the Company’s SARS activity during the years ended December 31, 2015, 2014 and 2013 for the SARS granted in 2013:

Years ended December 31	2015		2014		2013
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	300	$24.75	300	$24.75	-	$-
Granted during the year	-	-	-	-	300	24.75
Forfeited during the year	-	-	-	-	-	-
Exercised during the year	(100)	24.75	-	-	-	-
Outstanding, end of year	200	$24.75	300	$24.75	300	$24.75

Vested SARS:
Vested during the year	100	$24.75	100	$24.75	-	-
Eligible, end of year for exercise	100	$24.75	100	$24.75	-	-

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$3,749		$1,370		-
SARS exercisable		$1,875		$457		-
SARS exercised		$2,252		-		-

Weighted average fair value of SARS granted during the year		N/A		N/A		$2.87

The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $43.50, $29.32 and $19.29 per share as of December 31, 2015, 2014 and 2013, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised his SARS as of that date.

A summary of SARS outstanding and exercisable at December 31, 2015 is as follows:

	SARS Outstanding			SARS Exercisable
(shares in thousands)	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
2013 Grant:
Exercise price - $18.45	50	7.0	$18.45	25	$18.45
Exercise price - $22.13	50	7.0	22.13	25	22.13
Exercise price - $26.56	50	7.0	26.56	25	26.56
Exercise price - $31.87	50	7.0	31.87	25	31.87

The following table presents assumptions used in the Black-Scholes model for the SARS granted in 2013. There were no SARS granted in 2014 and 2015.

	2013
Dividend rate		-%
Risk-free interest rate	0.64%	-	1.55%
Expected option life (years)	3	-	4
Price volatility		32.42%

As of December 31, 2015, there was approximately $0.3 million of total unrecognized compensation expense related to the SARS which is expected to be recognized over a weighted-average remaining life of approximately 11.0 months.

Restricted Stock and Restricted Stock Units:

The Company’s stock-based awards consist of both restricted stock awards and restricted stock units (“RSUs”). As of December 31, 2015, there was approximately $5.3 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 16.0 months.

On February 23, 2016, the Board approved restricted stock grants totaling 133,187 shares. The restricted shares cliff-vest over a three-year period based on performance- and time-based contingencies. The Company expects to expense approximately $5.5 million related to those shares pro-ratably over the vesting period on the consolidated statement of income.

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

The following table summarizes the activity for restricted stock for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	510	$12.62	588	$5.35	618	$3.31
Granted during the year	146	32.56	166	24.69	172	10.14
Vested during the year	(221)	6.89	(244)	3.07	(202)	3.16
Unvested, end of year	435	$22.21	510	$12.62	588	$5.35

RSUs

Since RSUs do not possess voting rights, they are not included in the calculation of shares outstanding. The RSUs include a performance-based contingency. The grant date fair value of the awards is expensed over the related performance period. The performance contingent RSUs are earned based on the achievement of a cumulative financial performance target over a three-year period and vest at the conclusion of the measurement period. In 2015 and 2014, the Company granted 22,000 and 22,001 RSUs, respectively, at a weighted-average grant date stock price of $24.81 per share.

17.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production or distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing - The Company’s lamination operations utilize various materials, such as lauan, medium density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, and softwoods lumber. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components. The Manufacturing segment contributed approximately 78%, 75% and 77% of the Company’s net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics, wiring, electrical and plumbing products, FRP products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 22%, 25% and 23% of the Company’s net sales for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The table below presents information about the operating income, segment assets, and certain other items that are either used by or provided to the chief operating decision maker of the Company as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

2015
	Manufacturing	Distribution	Total
Net outside sales	$720,411	$199,922	$920,333
Intersegment sales	17,964	2,565	20,529
Total sales	738,375	202,487	940,862
Cost of goods sold	616,038	170,886	786,924
Operating income	78,582	12,790	91,372
Identifiable assets	300,305	51,677	351,982
Depreciation and amortization	12,676	1,987	14,663

2014
	Manufacturing	Distribution	Total
Net outside sales	$548,796	$186,921	$735,717
Intersegment sales	18,356	2,517	20,873
Total sales	567,152	189,438	756,590
Cost of goods sold	477,189	160,375	637,564
Operating income	55,838	10,659	66,497
Identifiable assets	167,278	50,869	218,147
Depreciation and amortization	7,087	1,560	8,647

2013
	Manufacturing	Distribution	Total
Net outside sales	$458,438	$136,493	$594,931
Intersegment sales	19,264	2,606	21,870
Total sales	477,702	139,099	616,801
Cost of goods sold	407,528	116,039	523,567
Operating income	43,860	8,040	51,900
Identifiable assets	98,058	41,449	139,507
Depreciation and amortization	4,906	625	5,531

Consolidated net sales by product type were as follows for the years ended December 31:

(thousands)	2015	2014	2013
Decorative interior products and components	$733,830	$615,285	$541,364
Non-decorative interior products and components	59,436	54,025	53,567
Exterior products and other	127,067	66,407	-
Consolidated net sales	$920,333	$735,717	$594,931

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Net sales:
Total sales for reportable segments	$940,862	$756,590	$616,801
Elimination of intersegment sales	(20,529)	(20,873)	(21,870)
Consolidated net sales	$920,333	$735,717	$594,931

Cost of goods sold:
Total cost of goods sold for reportable segments	$786,924	$637,564	$523,567
Elimination of intersegment cost of goods sold	(20,529)	(20,873)	(21,870)
Other	1,659	523	2,211
Consolidated cost of goods sold	$768,054	$617,214	$503,908

Operating income:
Operating income for reportable segments	$91,372	$66,497	$51,900
Gain (loss) on sale of fixed assets	12	(30)	430
Unallocated corporate expenses	(12,679)	(10,519)	(9,014)
Amortization	(8,787)	(4,477)	(2,371)
Consolidated operating income	$69,918	$51,471	$40,945

Consolidated total assets:
Identifiable assets for reportable segments	$351,982	$218,147	$139,507
Corporate property and equipment	23,611	24,854	22,871
Current and long-term assets not allocated to segments	7,388	8,602	9,544
Intangibles and other assets not allocated to segments	3,068	3,958	2,265
Consolidated total assets	$386,049	$255,561	$174,187

Depreciation and amortization:
Depreciation and amortization for reportable segments	$14,663	$8,647	$5,531
Corporate depreciation and amortization	2,112	1,786	1,766
Consolidated depreciation and amortization	$16,775	$10,433	$7,297

Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2015, 2014 and 2013 was $7.1 million, $3.2 million and $1.9 million, respectively. Intangible assets amortization expense in the Distribution segment was $1.7 million, $1.3 million and $0.5 million in 2015, 2014 and 2013, respectively.

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

Major Customers

The Company had one RV customer that accounted for approximately 33% and 41% of the trade receivables balance at December 31, 2015 and 2014, respectively. There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2015 and 2014.

The Company had two customers in the RV market that each accounted for over 10% of consolidated net sales. One RV customer accounted for approximately 29% of consolidated net sales in the year ended December 31, 2015 and 34% in both the years ended December 31, 2014 and 2013. In addition, sales to a different RV customer accounted for approximately 26%, 24% and 23% of consolidated net sales in 2015, 2014 and 2013, respectively.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2015 and 2014 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2015
Net sales	$223,388	$233,481	$214,805	$248,659	$920,333
Gross profit	35,394	40,393	35,041	41,451	152,279
Net income	9,150	12,073	8,960	12,036	42,219
Net income per common share (1):
Basic	$0.60	$0.79	$0.58	$0.79	$2.76
Diluted	0.59	0.78	0.58	0.78	2.72

(thousands except per share data)	1Q	2Q	3Q	4Q	2014
Net sales	$170,150	$187,855	$188,138	$189,574	$735,717
Gross profit	27,147	31,819	30,028	29,509	118,503
Net income	6,896	9,231	7,254	7,293	30,674
Net income per common share (1) (2):
Basic	$0.43	$0.57	$0.45	$0.46	$1.92
Diluted	0.43	0.57	0.45	0.46	1.91

(1)

Basic and diluted net income per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per common share information may not equal annual basic and diluted net income per common share.

(2)

The per share amounts for the 2014 periods have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

19.	RELATED PARTY TRANSACTION

During 2015, the Company made purchases of approximately $175,000 from a third party affiliated with a member of the Company’s Board.

20.	SUBSEQUENT EVENT

Stock Repurchase Plans

In January 2016, the Company repurchased 70,636 shares of the Company’s common stock at an average price of $40.56 per share for a total cost of $2.9 million, thereby fully utilizing the authorization under the 2013 Repurchase Plan. Since the inception of the 2013 Repurchase Plan, the Company repurchased in the aggregate 1,817,313 shares at an average price of $25.04 per share for a total cost of $45.5 million. See Note 12 for further details.

In addition, in January 2016, the Company announced that its Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period.