Form 10-Q
period 2016-03-27
PATRICK INDUSTRIES INC
filed 2016-05-05
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2016

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

Yes [ ] No [X]

As of April 22, 2016, there were 15,284,245 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Mar. 27, 2016	Dec. 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$10,659	$87
Trade receivables, net	67,443	38,213
Inventories	100,080	89,478
Prepaid expenses and other	3,636	6,119
Total current assets	181,818	133,897
Property, plant and equipment, net	70,803	67,878
Goodwill	77,488	68,606
Other intangible assets, net	120,152	106,759
Deferred financing costs, net (Note 3)	1,714	1,690
Deferred tax assets, net (Note 2)	1,754	2,004
Other non-current assets	539	555
TOTAL ASSETS	$454,268	$381,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,714	$10,714
Accounts payable	48,096	28,744
Accrued liabilities	23,238	18,468
Total current liabilities	82,048	57,926
Long-term debt, less current maturities, net (Note 3)	230,808	192,947
Deferred compensation and other	1,901	1,919
TOTAL LIABILITIES	314,757	252,792

SHAREHOLDERS’ EQUITY
Common stock	58,217	57,683
Additional paid-in-capital	9,212	8,308
Accumulated other comprehensive income	32	32
Retained earnings	72,050	62,574
TOTAL SHAREHOLDERS’ EQUITY	139,511	128,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$454,268	$381,389

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	Mar. 27, 2016	Mar. 29, 2015

NET SALES	$278,637	$223,388
Cost of goods sold	233,285	187,994
GROSS PROFIT	45,352	35,394

Operating Expenses:
Warehouse and delivery	7,699	6,659
Selling, general and administrative	14,233	11,519
Amortization of intangible assets	2,768	1,659
(Gain) loss on sale of fixed assets	38	(6)
Total operating expenses	24,738	19,831

OPERATING INCOME	20,614	15,563
Interest expense, net	1,649	804
Income before income taxes	18,965	14,759
Income taxes	6,932	5,609
NET INCOME	$12,033	$9,150

BASIC NET INCOME PER COMMON SHARE (1)	$0.81	$0.60
DILUTED NET INCOME PER COMMON SHARE (1)	$0.80	$0.59

Weighted average shares outstanding - Basic (1)	14,948	15,327
Weighted average shares outstanding - Diluted (1)	15,130	15,477

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, reflect the impact of the three-for-two common stock split paid on May 29, 2015.

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	Mar. 27, 2016	Mar. 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,033	$9,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,444	1,891
Amortization of intangible assets	2,768	1,659
Stock-based compensation expense	1,501	1,024
Deferred financing cost amortization	145	101
Deferred income taxes	250	341
(Gain) loss on sale of fixed assets	38	(6)
Other non-cash items	105	106
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	(25,148)	(31,691)
Inventories	(1,663)	(1,301)
Prepaid expenses and other	2,617	3,841
Accounts payable and accrued liabilities	18,938	12,124
Payments on deferred compensation obligations	(75)	(80)
Net cash provided by (used in) operating activities	13,953	(2,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,913)	(1,866)
Proceeds from sale of property and equipment	179	26
Business acquisitions	(36,384)	(39,579)
Other investing activities	(6)	(7)
Net cash used in investing activities	(39,124)	(41,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolver	112,424	97,318
Repayments on revolver	(74,731)	(48,613)
Stock repurchases under buyback program	(2,865)	(5,650)
Realization of excess tax benefit on stock-based compensation	942	1,204
Proceeds from exercise of stock options, including tax benefit	-	16
Other financing activities	(27)	(62)
Net cash provided by financing activities	35,743	44,213
Increase (decrease) in cash and cash equivalents	10,572	(54)
Cash and cash equivalents at beginning of year	87	123
Cash and cash equivalents at end of period	$10,659	$69

See accompanying Notes to Condensed Consolidated Financial Statements.

                 PATRICK INDUSTRIES, INC.
                                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 27, 2016 and December 31, 2015, and its results of operations and cash flows for the three months ended March 27, 2016 and March 29, 2015.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 27, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Notes 2 and 3 for additional details.

The number of shares and per share amounts for the first quarter ended March 29, 2015 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

In preparation of Patrick’s condensed consolidated financial statements as of and for the first quarter ended March 27, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating both the effect of adopting this new accounting guidance and determining the appropriate method of transition it will use to apply the new standard. It has not yet determined the impact, if any, that the implementation of this guidance will have on its condensed consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires that debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The Company adopted this new guidance, on a retrospective basis, in the first quarter of 2016 as required. Total assets and total liabilities on the Company’s condensed consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $0.8 million of deferred financing costs associated with the Term Loan (as defined herein) to the long-term debt, less current maturities, net line on the condensed consolidated statement of financial position. See Note 3 for a description of the impact of the adoption of this guidance on the Company’s condensed consolidated statements of financial position for the periods presented.

Income Taxes

In November 2015, the FASB issued new accounting guidance that simplifies the presentation of deferred income taxes. Under the new guidance, deferred tax assets and liabilities are required to be classified, on a net basis, as noncurrent on the condensed consolidated statement of financial position. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.

During the first quarter of 2016, the Company elected to adopt this guidance, thus reclassifying current deferred tax assets to noncurrent, net of deferred tax liabilities, on the condensed consolidated statements of financial position. The prior year reporting period was retrospectively adjusted. Current assets on the Company’s condensed consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $5.8 million of current deferred tax assets to long-term assets. Total assets and total liabilities on the Company’s condensed consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $3.8 million of long-term deferred tax liabilities to long-term deferred tax assets. The adoption of this guidance had no impact on the Company’s condensed consolidated statements of income.

Leases

In February 2016, the FASB issued new accounting guidance that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The guidance also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance and has not yet determined the impact that the implementation of this guidance will have on its condensed consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued new accounting guidance for share-based payments, which simplifies (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the condensed consolidated statements of cash flows. This guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting guidance and has not yet determined the impact, if any, that the implementation of this guidance will have on its condensed consolidated financial statements.

3.	DEFERRED FINANCING / DEBT ISSUANCE COSTS

The condensed consolidated statements of financial position at March 27, 2016 and December 31, 2015 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan outstanding under the Company’s 2015 Credit Facility (as defined herein) that were reclassified and presented net of long-term debt outstanding. The deferred financing costs related to the 2015 Revolver (as defined herein) were not reclassified to long-term debt and are reflected as a component of non-current assets on the condensed consolidated statements of financial position for the periods presented. The reclassification is the result of the Company’s adoption of new accounting guidance that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. In the first quarter of 2016, the Company adopted this guidance as required on a retrospective basis. See Note 2 “Debt Issuance Costs” for further details.

At both March 27, 2016 and December 31, 2015, the Company had $67.0 million outstanding under its Term Loan, which represented approximately 28% and 33%, respectively, of total debt outstanding at such dates. Unamortized deferred financing costs were $2.4 million and $2.5 million at March 27, 2016 and December 31, 2015, respectively. The following tables illustrate the effect of the change on certain line items within the condensed consolidated statements of financial position for the periods presented.

	Mar. 27,	Dec. 31,
(thousands)	2016	2015
Total long-term debt	$242,177	$204,484
Less: deferred financing costs related to Term Loan	(655)	(823)
Total long-term debt, net of deferred financing costs	241,522	203,661
Less: current maturities of long-term debt	(10,714)	(10,714)
Total long-term debt, less current maturities, net	$230,808	$192,947

	Mar. 27,	Dec. 31,
(thousands)	2016	2015
Total deferred financing costs	$2,369	$2,513
Less: deferred financing costs related to Term Loan	(655)	(823)
Deferred financing costs, net	$1,714	$1,690

4.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	Mar. 27, 2016	Dec. 31, 2015
Raw materials	$58,965	$52,601
Work in process	5,672	5,529
Finished goods	9,568	10,450
Less: reserve for inventory obsolescence	(2,227)	(1,897)
Total manufactured goods, net	71,978	66,683
Materials purchased for resale (distribution products)	29,872	24,406
Less: reserve for inventory obsolescence	(1,770)	(1,611)
Total materials purchased for resale (distribution products), net	28,102	22,795
Total inventories	$100,080	$89,478

5.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2015 and through the first quarter of 2016 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes. See Note 6 for further details. Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the first quarter ended March 27, 2016 and March 29, 2015 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets during the first three months of 2016.

The Company acquired the following intangible assets in various acquisitions in the first three months of 2016:

(thousands)	Customer Relationships	Non-Compete Agreements	Trademarks	Total Other Intangible Assets	Goodwill	Total Intangible Assets
Parkland Plastics, Inc.	$7,500	$800	$2,500	$10,800	$5,762	$16,562
The Progressive Group	3,840	410	1,280	5,530	2,951	8,481

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 27, 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$62,285	$6,321	$68,606
Acquisitions	5,762	2,951	8,713
Other	169	-	169
Balance - March 27, 2016	$68,216	$9,272	$77,488

Other Intangible Assets

Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of March 27, 2016, the other intangible assets balance of $120.2 million is comprised of $29.3 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $90.9 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.

For the finite-lived intangible assets attributable to the 2016 acquisitions of Parkland Plastics, Inc. (“Parkland”) and The Progressive Group (“Progressive”), the useful life pertaining to non-compete agreements and to customer relationships for both of these acquisitions was five years and 10 years, respectively.

Amortization expense for the Company’s intangible assets in the aggregate was $2.8 million and $1.7 million for the first quarter ended March 27, 2016 and March 29, 2015, respectively.

Other intangible assets, net consist of the following as of March 27, 2016 and December 31, 2015:

(thousands)	Mar. 27, 2016	Weighted Average Useful Life (years)	Dec. 31, 2015	Weighted Average Useful Life (years)
Customer relationships	$102,329	10.3	$91,164	10.4
Non-compete agreements	10,228	3.5	9,012	3.4
Trademarks	29,267		25,487
	141,824		125,663
Less: accumulated amortization	(21,672)		(18,904)
Other intangible assets, net	$120,152		$106,759

Changes in the carrying value of other intangible assets for the three months ended March 27, 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$95,359	$11,400	$106,759
Acquisitions	10,800	5,530	16,330
Amortization	(2,316)	(452)	(2,768)
Other	(169)	-	(169)
Balance - March 27, 2016	$103,674	$16,478	$120,152

6.	ACQUISITIONS

General

The Company completed two acquisitions in the first three months of 2016 and three acquisitions in 2015, including one in the first three months of 2015. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the first quarter ended March 27, 2016, revenue and operating income of approximately $3.8 million and $0.4 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the two businesses acquired in the first three months of 2016. Acquisition-related costs associated with the businesses acquired in the first three months of 2016 were immaterial.

For the first quarter ended March 29, 2015, revenue and operating income of approximately $6.5 million and $0.8 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the business acquired in the first three months of 2015. Acquisition-related costs associated with the business acquired in the first three months of 2015 were immaterial.

2016 Acquisitions

Parkland

In February 2016, the Company acquired the business and certain assets of Middlebury, Indiana-based Parkland, a fully integrated designer, manufacturer and distributor of innovative polymer-based products including wall panels, lay-in ceiling panels, coated and rolled floors, protective moulding, and adhesives and accessories, used in a wide range of applications primarily in the recreational vehicle (“RV”), architectural and industrial markets, for a net purchase price of $25.4 million.

The acquisition of Parkland provides the opportunity for the Company to establish a presence in the polymer-based products market and increase its product offering, market share and per unit content. The results of operations for Parkland are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2016. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$2,984
Inventories	5,280
Property, plant and equipment	2,550
Prepaid expenses	96
Accounts payable and accrued liabilities	(2,100)
Intangible assets	10,800
Goodwill	5,762
Total net assets acquired	$25,372

Progressive

In March 2016, the Company acquired the business and certain assets of Progressive, a distributor and manufacturer's representative for major name brand electronics to small, mid-size and large retailers, distributors, and custom installers, primarily serving the auto and home electronics retail, custom integration, and commercial channels, for a net purchase price of $11.0 million.

The acquisition of Progressive, with six distribution facilities located in Arizona, Colorado, Indiana, Michigan and Utah, provides the opportunity for the Company to expand its product offerings in its existing electronics platform and increase its market share and per unit content. The results of operations for Progressive are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2016. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,099
Inventories	3,659
Property, plant and equipment	100
Prepaid expenses	61
Accounts payable and accrued liabilities	(2,388)
Intangible assets	5,530
Goodwill	2,951
Total net assets acquired	$11,012

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

North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”)

In September 2015, the Company acquired the business and certain assets of Edwardsburg, Michigan-based North American, a manufacturer and distributor, primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products. North American is also a manufacturer and supplier of raw and processed softwoods products, including lumber, panels, trusses, bow trusses, and industrial packaging materials, primarily used in the RV and manufactured housing (“MH”) industries. The Company acquired North American for a net purchase price of $79.7 million.

The acquisition of North American provided the opportunity for the Company to further expand its existing presence in the manufacture of laminated panels and moulding products and increase its product offerings, market share and per unit content, and provided a new opportunity in the softwoods lumber market. The results of operations for North American are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2016, with no material changes from previously reported estimated amounts. The following summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$8,924
Inventories	19,189
Property, plant and equipment	5,959
Prepaid expenses	139
Accounts payable and accrued liabilities	(8,209)
Intangible assets	36,185
Goodwill	17,463
Total net assets acquired	$79,650

Pro Forma Information

The following pro forma information for the first quarter ended March 27, 2016 and March 29, 2015 assumes the Parkland and Progressive acquisitions (which were acquired in 2016) and the Better Way, SCI and North American acquisitions (which were acquired in 2015) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Parkland, Progressive, Better Way, SCI, and North American, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.2 million and $1.4 million for the first quarter ended March 27, 2016 and March 29, 2015, respectively.

	First Quarter Ended
	Mar. 27,	Mar. 29,
(thousands except per share data)	2016	2015
Revenue	$288,172	$297,068
Net income	13,039	12,999
Basic net income per common share	0.87	0.85
Diluted net income per common share	0.86	0.84

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $1.5 million and $1.0 million for the first quarters ended
March 27, 2016 and March 29, 2015, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

The Board of Directors (the “Board”) approved the following share grants in 2015 under the Company’s 2009 Omnibus Incentive Plan (the “Plan”): 127,629 shares on February 16, 2015, 300 shares on April 1, 2015, 12,064 shares on May 19, 2015, 447 shares on August 13, 2015, 2,250 shares on October 8, 2015, and 3,000 shares on October 12, 2015. In addition, on March 30, 2015, the beginning of the Company’s fiscal second quarter, the Board granted 22,000 restricted stock units (“RSUs”).

The Board approved the following share grants under the Plan in the first three months of 2016: 133,187 shares on February 23, 2016 and 3,500 shares on March 2, 2016. In addition, on February 23, 2016, the Board granted 22,000 RSUs.

As of March 27, 2016, there was approximately $10.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 20.2 months.

8.	NET INCOME PER COMMON SHARE

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

The number of shares and per share amounts for the first quarter ended March 29, 2015 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on May 29, 2015.

Income per common share is calculated for the first quarter periods as follows:

	Mar. 27,	Mar. 29,
(thousands except per share data)	2016	2015
Net income for basic and diluted per share calculation	$12,033	$9,150
Weighted average common shares outstanding - basic	14,948	15,327
Effect of potentially dilutive securities	182	150
Weighted average common shares outstanding - diluted	15,130	15,477
Basic net income per common share	$0.81	$0.60
Diluted net income per common share	$0.80	$0.59

9.	DEBT

A summary of total debt outstanding at March 27, 2016 and December 31, 2015 is as follows:

	Mar. 27,	Dec. 31,
(thousands)	2016	2015
Long-term debt:
Revolver	$175,213	$137,520
Term loan	66,964	66,964
Total long-term debt	242,177	204,484
Less: current maturities of long-term debt	(10,714)	(10,714)
Less: deferred financing costs related to Term Loan	(655)	(823)
Total long-term debt, less current maturities, net	$230,808	$192,947

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”), Key Bank National Association (“Key Bank”), Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility initially was comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement amends and restates the Company’s previous credit agreement entered into in 2012.

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

At March 27, 2016, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $169.0 million under the LIBOR-based option and (ii) $6.2 million under the Prime Rate-based option. The interest rate for borrowings at March 27, 2016 was the Prime Rate plus 1.00% (or 4.50%), or LIBOR plus 2.00% (or 2.50%). At December 31, 2015, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $133.0 million under the LIBOR-based option and (ii) $4.5 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2015 was the Prime Rate plus 1.00% (or 4.50%), or LIBOR plus 2.00% (or 2.4375%). The fee payable on committed but unused portions of the 2015 Revolver was 0.25% for both of these periods.

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

As of and for the March 27, 2016 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of March 27, 2016 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.00
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.82

Interest paid for the first quarter of 2016 and 2015 was $1.3 million and $0.8 million, respectively.

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 27, 2016 and December 31, 2015 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of March 27, 2016 and December 31, 2015 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

11.	INCOME TAXES

The Company recorded income taxes at an estimated effective rate of 36.6% in the first quarter of 2016. For the comparable 2015 period, the estimated effective tax rate was 38.0%.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $0.7 million at December 31, 2015, of which approximately $0.6 million were remaining to be utilized as of March 27, 2016.  The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2016.

In the first three months of 2016 and 2015, the Company realized approximately $0.9 million and $1.2 million of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in 2016 and 2015.

The Company paid income taxes of $0.1 million and $1.7 million in the first quarter of 2016 and 2015, respectively. Due to the timing of tax payments, the Company paid an additional $5.7 million in income taxes in April 2016 (the beginning of the Company’s 2016 second fiscal quarter) and $2.0 million in April 2015 (the beginning of the Company’s 2015 second fiscal quarter).

12.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, softwoods lumber, and polymer-based flooring and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components. The Manufacturing segment contributed approximately 81% and 76% of the Company’s net sales for the three months ended March 27, 2016 and March 29, 2015, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 19% and 24% of the Company’s net sales for the three months ended March 27, 2016 and March 29, 2015, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended March 27, 2016

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$226,949	$51,688	$278,637
Intersegment sales	5,055	687	5,742
Total sales	232,004	52,375	284,379
Operating income	26,158	3,602	29,760

First Quarter Ended March 29, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$170,347	$53,041	$223,388
Intersegment sales	4,503	801	5,304
Total sales	174,850	53,842	228,692
Operating income	18,321	3,293	21,614

The table below presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
	Mar. 27,	Mar. 29,
(thousands)	2016	2015
Operating income for reportable segments	$29,760	$21,614
Unallocated corporate expenses	(6,378)	(4,392)
Amortization of intangible assets	(2,768)	(1,659)
Consolidated operating income	$20,614	$15,563

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

13.	STOCK REPURCHASE PROGRAMS

In February 2013, the Board approved a stock repurchase program which was subsequently expanded in February 2014 and February 2015 (the “2013 Repurchase Plan”).

Repurchases of the Company’s common stock made under the 2013 Repurchase Plan for the years ended December 2015, 2014 and 2013 and during the first quarter of 2016 are as follows:

	Shares	Total Cost	Average Price
Year	Repurchased	(in thousands)	Per Share
2013	610,995	$6,078	$9.95
2014	517,125	13,928	26.93
2015	618,557	22,637	36.60
2016	70,636	2,865	40.56
Total	1,817,313	$45,508	$25.04

In January 2016, the Company fully utilized the authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). There were no shares repurchased under the 2016 Repurchase Plan in the first quarter of 2016.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

14.	RELATED PARTY TRANSACTIONS

In the first quarter of 2016, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.1 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as the President and CEO. In addition, in the first quarter of 2016, the Company sold approximately $0.4 million of various fiberglass and plastic components and wood products to Utilimaster Corporation, a subsidiary of Spartan Motors, Inc. John A. Forbes serves as the President of Utilimaster.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 28 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 27, 2016 Compared to 2015

REVIEW BY BUSINESS SEGMENT

First Quarter Ended March 27, 2016 Compared to 2015

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The first quarter of 2016 reflected a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and improving conditions in the industrial markets, as evidenced by year-to-date growth in new housing starts. In addition, the manufactured housing (“MH”) market continued to reflect solid improvement in the quarter based on the growth rate in estimated wholesale industry shipments surpassing that of the most recent quarters. We are seeing resilience, in particular in the RV market, and overall balance related to dealer inventory levels when compared to original equipment manufacturer (“OEM”) production levels. Overall, we have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the first quarter of 2016 increasing beyond the general industry results. We expect the three primary markets that we serve to experience continued growth in the remainder of 2016 with full year seasonal pattern tracking trends consistent with the prior year.

RV Industry

The RV industry, which is our primary market and comprised 78% of the Company’s first quarter 2016 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 108,195 units in the first quarter of 2016, representing an increase of approximately 11% versus the prior year period. Recent acquisitions, new product offerings, and the ongoing strength of retail RV sales in both the towables and motorized sectors have led to a significant increase in our net sales in the first quarter of 2016.

Since the beginning of April 2015, we have seen a shift in the RV industry towards a larger concentration of entry level and lower priced towable units, particularly in the travel trailer sector, which has impacted our overall dollar content per unit growth in the short-term. We do, however, expect these mix shift trends to reverse in the long term as consumers look to add more amenities and upgrade their units over time. Further, we believe this mix shift is reflective of the continuing influx of younger and first-time consumers entering the market, as supported by recent dealer surveys, thus broadening the market’s foundation and extending the opportunity for future long-term industry growth. Additionally, we believe our commitment to quality customer service and our large complement of innovative product lines at various price points position us to address our customers’ changing needs and buying patterns.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand, representing continued balance within the industry. Based on the most recent available industry-wide survey data, in the first two months of 2016, combined domestic and Canadian retail sales were up 7% year-over-year compared to wholesale production which was up approximately 11% over the same two-month period. We generally see wholesale shipments exceed retail sales in the first part of the calendar year as the retail selling season ramps up for the late first quarter and second quarter peak. Despite the RV industry approaching prior wholesale production peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including: positive industry demographic trends with younger buyers and an increasing number of baby boomers reaching retirement age, readily available financing, new and innovative products coming to market, increasing strength in the overall economic environment, and the value of the RV lifestyle related to spending quality time with families. The strong demographic indicators mentioned above point to a generally positive long-term outlook in the RV market, notwithstanding any major global events.

MH Industry

The MH industry represented approximately 11% of the Company’s first quarter 2016 sales. Based on industry data for the months of January and February 2016 and our Company forecast for the month of March, we estimate MH wholesale unit shipments increased by approximately 18% in the first quarter of 2016 versus the prior year, representing the highest quarter-over-quarter increase since 2012. While we believe the MH industry has several hurdles to overcome related to the lack of financing alternatives, current credit standards and requirements, slow job growth, and limited access to the asset backed securities market, we are optimistic about the long-term potential in this industry as pent up demand continues to be created based on improving consumer credit, rising rents, and capacity constraints in multi-family housing.

The MH industry is adapting to younger buyers focused on value and quality by concentrating on affordable energy efficient homes for both entry level participants and those looking to downsize from traditional stick built housing to allow flexibility and convenience. We expect to see continued year-over-year improvement with limited risk in the near term and believe that there is the potential for this market to grow at a much higher rate in the future, especially given historical trends when compared to residential housing starts. We believe we are well positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

Industrial Market

The industrial market, which accounted for 11% of our first quarter 2016 sales, and is comprised primarily of the kitchen cabinet industry, retail and commercial fixtures market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories over the past two years, and a focus on opportunities in the commercial markets. We estimate approximately half of our industrial revenue base was directly tied to the residential housing market in the first quarter of 2016 where new housing starts increased approximately 14% compared to the prior year period (as reported by the U.S. Department of Commerce). The remaining half of our industrial business is directly tied to the commercial markets, mainly in the retail fixture, institutional and commercial furnishings markets. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

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

Fiscal 2016 Outlook

In general, the three primary markets that we serve experienced steady growth in the first quarter of 2016 compared to the prior year, and we expect to see continued growth with full year seasonal pattern tracking trends consistent with the prior year. As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV unit shipment levels in 2016 will increase approximately 2% when compared to the full year 2015. In addition, consistent with the improvement in single-family residential housing starts as projected by the National Association of Home Builders (the “NAHB”) for the full year 2016, we anticipate a further increase in production levels in the MH industry in 2016, reflecting improvement in the overall economy. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2016 to increase by approximately 10% compared to 2015. As of April 1, 2016, the NAHB is forecasting an approximate 10% year-over-year increase in new housing starts for the full year 2016 compared to 2015.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing businesses and similar markets, expanding operations in targeted regional territories, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the remainder of 2016 include strategic revenue growth, improved operating income and net income, earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and free cash flow.

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. The current capital plan for full year 2016 includes expenditures approximating $10.0 million, and includes facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and maintenance expenditures at certain of our facilities.

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 27, 2016 Compared to 2015

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	First Quarter Ended
	Mar. 27,	Mar. 29,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold	83.7	84.2
Gross profit	16.3	15.8
Warehouse and delivery expenses	2.8	3.0
Selling, general and administrative expenses	5.1	5.1
Amortization of intangible assets	1.0	0.7
Operating income	7.4	7.0
Interest expense, net	0.6	0.4
Income taxes	2.5	2.5
Net income	4.3	4.1

Net Sales. Net sales in the first quarter of 2016 increased $55.2 million or 25%, to $278.6 million from $223.4 million in the first quarter of 2015. The increase was primarily attributable to a 25% increase in the Company’s revenue from the RV industry, a 23% increase in revenue from the MH industry, and a 29% increase in revenue from the industrial markets.

The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2016 (Parkland Plastics, Inc. (“Parkland”) and The Progressive Group (“Progressive”)) and the incremental revenue contributions of the 2015 acquisitions (Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), Structural Composites of Indiana, Inc. (“SCI”), and North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”)). The sales improvement in the first quarter of 2016 is also attributable to: (i) increased RV, MH, and industrial market penetration; (ii) improved commercial and institutional fixtures sales in the industrial market; (iii) an increase in wholesale unit shipments in the RV and MH industries; and (iv) improved residential housing starts. Our sales to the industrial market sector, which is primarily tied to the residential housing and commercial and retail fixture markets, generally lag new residential housing starts by approximately six to nine months.

Partially offsetting this revenue growth, particularly in the RV industry, in the first quarter of 2016, was the continued mix shift towards a larger concentration of entry level and lower priced units in both the towables and motorized sectors of the industry, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes. In addition, there were some normal competitive pricing situations experienced in the markets in the first quarter of 2016 as a result of model year changeovers.

The Company’s RV content per unit (on a trailing twelve-month basis) for the first quarter of 2016 increased approximately 17% to $1,904 from $1,629 for the first quarter of 2015. The MH content per unit (on a trailing twelve-month basis) for the first quarter of 2016 increased approximately 5% to an estimated $1,808 from $1,718 for the first quarter of 2015.

The RV industry, which represented 78% of the Company’s sales in the first quarter of 2016, saw wholesale unit shipments increase by approximately 11% in that period compared to 2015. The Company estimates that the MH industry, which represented 11% of the Company’s sales in the first quarter of 2016, experienced an 18% increase in wholesale unit shipments in the first quarter of 2016 compared to the prior year period. The industrial market sector accounted for approximately 11% of the Company’s sales in the first quarter of 2016. We estimate that approximately half of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 14% in the first quarter of 2016 compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $45.3 million or 24%, to $233.3 million in the first quarter of 2016 from $188.0 million in 2015. As a percentage of net sales, cost of goods sold decreased during the first quarter of 2016 to 83.7% from 84.2% in 2015.

Cost of goods sold as a percentage of net sales was positively impacted during the first quarter of 2016 by increased revenue relative to our overall fixed overhead costs, the impact of the timing of acquisitions completed during 2015 and 2016, the addition of new higher margin product lines, and improved operating efficiencies. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $10.0 million or 28%, to $45.4 million in first quarter 2016 from $35.4 million in 2015. As a percentage of net sales, gross profit increased to 16.3% in the first quarter of 2016 from 15.8% in 2015. The improvement in gross profit dollars and as a percentage of net sales in the first quarter of 2016 compared to 2015 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of acquisition-related revenue growth as noted above.

Economic or industry-wide factors affecting the profitability of our RV, MH and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Exclusive of any commodity pricing fluctuations, competitive pricing dynamics, or other circumstances outside of our control, we anticipate full year gross margins to increase in 2016 from 2015 as a result of operating leverage from continued expected sales growth, as well as higher gross margins on certain acquisitions completed in 2015 and thus far in 2016 when compared to historical consolidated gross margins. We expect the increase in gross margin in 2016 to be partially offset by lower gross margins on certain other acquisitions completed in 2015 when compared to historical consolidated gross margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.0 million or 16%, to $7.7 million in first quarter 2016 from $6.7 million in 2015. As a percentage of net sales, warehouse and delivery expenses were 2.8% in first quarter 2016 compared to 3.0% in first quarter 2015.

The decrease in warehouse and delivery expenses as a percentage of net sales in the first quarter of 2016 reflected the impact of increased direct ship business in our Distribution segment, a reduction in fuel costs, the impact of acquisitions completed in 2015 and 2016 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage, and more efficient utilization per delivery truckload. We expect the current reduced level of fuel costs, if sustained throughout 2016, to positively impact our warehouse and delivery expense.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $2.7 million or 24%, to $14.2 million in first quarter 2016 from $11.5 million in 2015. The net increase in SG&A expenses in the first quarter reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees. As a percentage of net sales, SG&A expenses were 5.1% in the first quarter of 2016 and 5.2% in the same period of 2015.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.1 million in the first quarter of 2016 compared to the prior year period, primarily reflecting the impact of the acquisitions completed in 2015 (Better Way, SCI and North American) and in the first quarter of 2016 (Parkland and Progressive). In the aggregate, in conjunction with the 2015 and 2016 acquisitions, the Company recognized an estimated $62.4 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $5.0 million or 32%, to $20.6 million in first quarter 2016 from $15.6 million in 2015. As a percentage of net sales, operating income increased to 7.4% in first quarter 2016 from 7.0% in the same period in 2015. Operating income in the first quarter of 2016 and 2015 included $0.4 million and $0.8 million, respectively, related to the acquisitions completed in each of those periods. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest expense, net. Interest expense increased $0.8 million to $1.6 million in first quarter 2016 from $0.8 million in the prior year. The change in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the first quarter of 2016.

Income Taxes. The Company recorded income taxes at an estimated effective rate of 36.6% in the first quarter of 2016. For the comparable 2015 period, the estimated effective tax rate was 38.0%. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the remainder of 2016.

In the first three months of 2016 and 2015, the Company realized approximately $0.9 million and $1.2 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in 2016 and 2015.

Net Income. Net income for the first quarter of 2016 increased 32% to $12.0 million from $9.2 million in the first quarter of 2015, while net income per diluted share increased 36% to $0.80 from $0.59. The increase in net income for the first quarter of 2016 reflects the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, wall, counter, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, softwoods lumber, and polymer-based flooring and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products.

First Quarter Ended March 27, 2016 Compared to 2015

General

In the discussion that follows, sales attributable to the Company’s operating segments include intersegment sales, while gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation to consolidated operating income is presented in Note 12 to the Condensed Consolidated Financial Statements.

	First Quarter Ended
	Mar. 27,	Mar. 29,
(thousands)	2016	2015
Sales
Manufacturing	$232,004	$174,850
Distribution	52,375	53,842

Gross Profit
Manufacturing	38,805	28,259
Distribution	8,612	8,190

Operating Income
Manufacturing	26,158	18,321
Distribution	3,602	3,293

Manufacturing

Sales. Sales increased $57.2 million or 33%, to $232.0 million in first quarter 2016 from $174.8 million in 2015. This segment accounted for approximately 81% of the Company’s consolidated net sales for the first quarter of 2016 and 76% for the first quarter of 2015. In the first quarter of 2016, the sales increase reflected a 35% increase in the Company’s revenue from the RV industry, a 32% increase in revenue from the MH industry, and a 24% increase in revenue from the industrial markets.

The revenue improvement in the first quarter of 2016 was largely attributable to the 2016 acquisition of Parkland and to the incremental contribution of acquisitions completed in 2015. The sales improvement was also attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 11% and 18%, respectively, in the first quarter of 2016; and (iii) improved commercial and institutional fixtures business in the industrial markets. Partially offsetting this revenue growth, particularly in the RV industry, in the first quarter of 2016, was the continued mix shift towards a larger concentration of entry level and lower priced units, in both the towables and motorized sectors, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that we utilize in our manufacturing processes.

Gross Profit. Gross profit increased $10.5 million to $38.8 million in first quarter 2016 from $28.3 million in first quarter 2015. As a percentage of sales, gross profit increased to 16.7% in first quarter 2016 from 16.2% in 2015. Gross profit for the first quarter of 2016 improved primarily as a result of: (i) the addition of new, higher margin product lines; (ii) the impact of acquisitions completed during 2015 and 2016; (iii) higher revenue relative to overall fixed overhead costs; and (iv) improved operating efficiencies.

Operating Income. Operating income increased $7.9 million to $26.2 million in first quarter 2016 from $18.3 million in the prior year. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in the first quarter of 2016 and 2015 included $0.3 million and $0.8 million, respectively, related to the acquisition(s) completed in each of those periods.

Distribution

Sales. Sales decreased $1.4 million or 3%, to $52.4 million in the first quarter of 2016 from $53.8 million in 2015. This segment accounted for approximately 19% of the Company’s consolidated net sales for the first quarter of 2016 and 24% for the first quarter of 2015. In the first quarter of 2016, the sales decrease resulted from a 9% decrease in the Company’s revenue from the RV industry that primarily reflected the continued mix shift towards a larger concentration of entry level and lower priced units in both the towables and motorized sectors of the industry, which negatively impacted content per unit growth. The sales decrease was partially offset by an 11% increase in revenue from the MH industry, which reflected an estimated 18% increase in wholesale unit shipments.

The acquisition of Progressive, which was completed in the latter half of the first quarter of 2016, contributed approximately $1.4 million to total sales in the Distribution segment. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment.

Gross Profit. Gross profit increased $0.4 million to $8.6 million in first quarter 2016 from $8.2 million in 2015. As a percentage of sales, gross profit was 16.4% in first quarter 2016 compared to 15.2% in 2015. The increase in gross profit as a percentage of sales for the first quarter of 2016 is primarily attributable to the strategic exit of certain negative or lower margin product lines within several of our distribution businesses.

Operating Income. Operating income in first quarter 2016 increased $0.3 million to $3.6 million from $3.3 million in 2015. Operating income attributable to the Progressive acquisition, which was completed in the latter half of the first quarter of 2016, was immaterial. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on operating income in the Distribution segment. The change in operating income is primarily attributable to the items discussed above.

Unallocated Corporate Expenses

Unallocated corporate expenses in the first quarter of 2016 increased $2.0 million to $6.4 million from $4.4 million in the comparable prior year period. Unallocated corporate expenses in the first quarter of 2016 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2015 and 2016 acquisitions.

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

Net cash provided by operating activities was $14.0 million in the first three months of 2016 compared to cash used of $2.8 million in 2015. Net income was $12.0 million in the first quarter of 2016 compared to $9.2 million in 2015. Net of acquisitions, trade receivables increased $25.1 million in the first three months of 2016 and $31.7 million in the same period of 2015, reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2016, 2015 and 2014. In addition, operating cash flows related to trade receivables in the first three months of 2015 was partially impacted by the timing of the end of our fiscal quarter compared to the payment cycles of certain of our customers.

Inventories, net of acquisitions, increased $1.7 million in the first three months of 2016 and $1.3 million in the comparable 2015 period, primarily reflecting higher sales volumes and related higher inventory levels associated with acquisitions completed in 2016, 2015 and 2014. We will continue to drive increased inventory turn levels in the remainder of 2016 as we continue to work together with key suppliers to match lead-time and minimum order requirements, although we may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $18.9 million net increase in accounts payable and accrued liabilities in the first three months of 2016 and the $12.1 million net increase in the comparable 2015 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions completed in 2015, and ongoing operating cash management.

The Company paid income taxes of $0.1 million and $1.7 million in the first quarter of 2016 and 2015, respectively. Due to the timing of tax payments, the Company paid an additional $5.7 million in income taxes in April 2016 (the beginning of the Company’s 2016 second fiscal quarter) and $2.0 million in April 2015 (the beginning of the Company’s 2015 second fiscal quarter). The Company had various state NOLs of approximately $0.7 million at December 31, 2015, of which approximately $0.6 million were remaining to be utilized as of March 27, 2016. In 2016 and 2015, the Company made quarterly estimated tax payments consistent with its expected annual 2016 and 2015 federal and state income tax liability.

In the first quarter of 2016 and 2015, the Company realized approximately $0.9 million and $1.2 million, respectively, of additional taxable deductions related to excess benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in the first quarter of 2016 and 2015.

Investing Activities

Investing activities used cash of $39.1 million in the first three months of 2016 primarily to fund the Parkland and Progressive acquisitions for $36.4 million in the aggregate, and for capital expenditures of $2.9 million. Investing activities used cash of $41.4 million in the first three months of 2015 primarily to fund the Better Way acquisition for $39.6 million, and for capital expenditures of $1.9 million.

The capital plan for full year 2016 includes spending related to facility expansion costs outside of our core Midwest market, strategic equipment replacement and upgrades of production equipment to improve efficiencies and increase capacity, and maintenance expenditures at certain of our facilities. Our current operating model forecasts capital expenditures for fiscal 2016 of approximately $10.0 million.

Financing Activities

Net cash flows provided by financing activities were $35.7 million in the first three months of 2016 compared to $44.2 million in the comparable 2015 period. As of March 27, 2016, availability under the 2015 Revolver (as defined herein) was $67.2 million (including cash on hand of $10.7 million).

Total net borrowings on the 2015 Revolver were $37.7 million in the aggregate in the first three months of 2016. These borrowings were primarily used for funding the Parkland and Progressive acquisitions, stock repurchases and capital expenditures, totaling $42.2 million in the aggregate.

In accordance with its scheduled debt service requirements, the Company paid down $2.7 million in principal on its Term Loan (as defined herein) on March 31, 2016 (beginning of fiscal second quarter 2016).

In the first three months of 2015, long-term debt borrowings, net of debt repayments, were $48.7 million and included borrowings on the revolving line of credit under the Company’s then existing credit facility to fund the Better Way acquisition, stock repurchases and capital expenditures, totaling $47.1 million in the aggregate.

Cash flows related to financing activities in both the first three months of 2016 and 2015 also included $0.9 million and $1.2 million, respectively, related to the realization of excess tax benefits on stock-based compensation. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

Capital Resources

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”), Key Bank National Association (“Key Bank”), Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility initially was comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement amends and restates the Company’s previous credit agreement entered into in 2012. The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors.

On August 31, 2015, the Company entered into a first amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $300.0 million from $250.0 million by expanding the 2015 Revolver to $225.0 million.

At March 27, 2016, the Company had $67.0 million outstanding under the Term Loan and $175.2 million outstanding under the 2015 Revolver.

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

As of and for the March 27, 2016 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of March 27, 2016 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.00
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.82

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at March 27, 2016; and (3) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

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

Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $300.0 million and are subject to variable rates of interest. The unused availability under the Credit Facility as of March 27, 2016 was $67.2 million, including cash on hand. For the first three months of 2016 and for the fiscal year ended December 31, 2015 we were in compliance with all of our debt covenants under the terms of the credit agreement in effect at each reporting date.

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

Our ability to access unused borrowing capacity under the 2015 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2015 Credit Agreement. In 2016, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, and acquiring businesses and product lines that meet established criteria. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s new stock repurchase program announced in January 2016.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations

At March 27, 2016, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.4 million, assuming average borrowings, including the Term Loan, subject to variable rates of $242.2 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs associated with the Term Loan) at March 27, 2016 subject to variable rates.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first quarter of 2016. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 27, 2016 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1) (3)
Jan. 1 - Jan. 24, 2016	70,636	$40.56	70,636	$50,000,000
Jan. 25 - Feb. 28, 2016 (2)	2,598	32.51	-	50,000,000
Feb. 29 - Mar. 27, 2016 (2)	11,072	43.44	-	50,000,000
Total	84,306		70,636

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)

Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

(3)

In the first quarter of 2016, the Company repurchased 70,636 shares of the Company’s common stock at an average price of $40.56 for a total cost of $2.9 million, thereby fully utilizing the authorization under the previous stock repurchase program. In January 2016, the Company’s Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24 month-period. There were no shares repurchased under the new stock repurchase program in the first quarter of 2016.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 5, 2016	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 5, 2016	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance
and Chief Financial Officer