Form 10-Q
period 2016-06-26
PATRICK INDUSTRIES INC
filed 2016-08-04
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2016

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

Yes [ ] No [X]

As of July 22, 2016, there were 15,325,434 shares of the registrant’s common stock outstanding.

 PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	June 26, 2016	Dec. 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$35	$87
Trade receivables, net	91,293	38,213
Inventories	102,081	89,478
Prepaid expenses and other	4,579	6,119
Total current assets	197,988	133,897
Property, plant and equipment, net	78,437	67,878
Goodwill	84,044	68,606
Other intangible assets, net	129,914	106,759
Deferred financing costs, net (Note 3)	1,686	1,885
Deferred tax assets, net (Note 2)	3,907	2,004
Other non-current assets	543	555
TOTAL ASSETS	$496,519	$381,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,714	$10,714
Accounts payable	53,071	28,744
Accrued liabilities	23,363	18,468
Total current liabilities	87,148	57,926
Long-term debt, less current maturities, net (Note 3)	250,438	193,142
Deferred compensation and other	1,870	1,919
TOTAL LIABILITIES	339,456	252,987

SHAREHOLDERS’ EQUITY
Common stock	60,450	57,683
Additional paid-in-capital	9,456	8,308
Accumulated other comprehensive income	32	32
Retained earnings	87,125	62,574
TOTAL SHAREHOLDERS’ EQUITY	157,063	128,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$496,519	$381,584

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

NET SALES	$315,163	$233,481	$593,800	$456,869
Cost of goods sold	259,879	193,088	493,164	381,082
GROSS PROFIT	55,284	40,393	100,636	75,787

Operating Expenses:
Warehouse and delivery	9,285	6,826	16,984	13,485
Selling, general and administrative	14,764	11,219	28,997	22,738
Amortization of intangible assets	3,225	1,982	5,993	3,641
(Gain) loss on sale of fixed assets	3	(5)	41	(11)
Total operating expenses	27,277	20,022	52,015	39,853

OPERATING INCOME	28,007	20,371	48,621	35,934
Interest expense, net	1,632	898	3,281	1,702
Income before income taxes	26,375	19,473	45,340	34,232
Income taxes	9,672	7,400	16,604	13,009
NET INCOME	$16,703	$12,073	$28,736	$21,223

BASIC NET INCOME PER COMMON SHARE	$1.11	$0.79	$1.92	$1.39
DILUTED NET INCOME PER COMMON SHARE	$1.10	$0.78	$1.90	$1.37

Weighted average shares outstanding - Basic	15,008	15,312	14,978	15,319
Weighted average shares outstanding - Diluted	15,176	15,513	15,155	15,498

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 26, 2016	June 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,736	$21,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,121	3,819
Amortization of intangible assets	5,993	3,641
Stock-based compensation expense	3,133	2,194
Deferred financing cost amortization	291	215
Deferred income taxes	(1,903)	(534)
(Gain) loss on sale of fixed assets	41	(11)
Other non-cash items	190	159
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	(46,016)	(12,554)
Inventories	(979)	(129)
Prepaid expenses and other	1,683	3,410
Accounts payable and accrued liabilities	21,151	6,104
Payments on deferred compensation obligations	(163)	(174)
Net cash provided by operating activities	17,278	27,363

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,070)	(3,235)
Proceeds from sale of property and equipment	201	17
Business acquisitions	(67,005)	(60,513)
Other investing activities	(13)	(13)
Net cash used in investing activities	(72,887)	(63,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	-	75,000
Term debt repayments	(2,679)	-
Borrowings on revolver	207,497	92,952
Repayments on revolver	(147,588)	(119,006)
Payment of deferred fnancing costs	(26)	(1,611)
Stock repurchases under buyback program	(4,667)	(5,650)
Realization of excess tax benefit on stock-based compensation	1,208	1,215
Proceeds from exercise of stock options, including tax benefit	1,863	16
Other financing activities	(51)	(52)
Net cash provided by financing activities	55,557	42,864
Increase (decrease) in cash and cash equivalents	(52)	6,483
Cash and cash equivalents at beginning of year	87	123
Cash and cash equivalents at end of period	$35	$6,606

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 26, 2016 and December 31, 2015, and its results of operations and cash flows for the three and six months ended June 26, 2016 and June 28, 2015.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 26, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Notes 2 and 3 for additional details.

In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 26, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q for potential recognition or disclosure in the consolidated financial statements. See Notes 9 and 15 for events that occurred subsequent to the balance sheet date.

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

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires that debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The Company adopted this new guidance, on a retrospective basis, in the first quarter of 2016 as required. Total assets and total liabilities on the Company’s condensed consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $0.6 million of deferred financing costs related to the Term Loan (as defined herein) to the long-term debt, less current maturities, net line on the condensed consolidated statement of financial position. See Note 3 for a description of the impact of the adoption of this guidance on the Company’s condensed consolidated statements of financial position for the periods presented.

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

The condensed consolidated statements of financial position at June 26, 2016 and December 31, 2015 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan outstanding under the Company’s 2015 Credit Facility (as defined herein) that were reclassified and presented net of long-term debt outstanding. The deferred financing costs related to the 2015 Revolver (as defined herein) were not reclassified to long-term debt and are reflected as a component of non-current assets on the condensed consolidated statements of financial position for the periods presented. The reclassification is the result of the Company’s adoption of new accounting guidance that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. In the first quarter of 2016, the Company adopted this guidance as required on a retrospective basis. See Note 2 “Debt Issuance Costs” for further details.

At December 31, 2015, the total maximum borrowing limit under the Company’s 2015 Credit Facility was $300.0 million, of which $75.0 million or 25%, represented the total commitment under the Term Loan. Unamortized total deferred financing costs were $2.2 million and $2.5 million at June 26, 2016 and December 31, 2015, respectively. The following tables illustrate the effect of the change on certain line items within the condensed consolidated statements of financial position for the periods presented.

	June 26,	Dec. 31,
(thousands)	2016	2015
Total long-term debt	$261,714	$204,484
Less: Net deferred financing costs related to Term Loan	(562)	(628)
Total long-term debt, net of deferred financing costs	261,152	203,856
Less: current maturities of long-term debt	(10,714)	(10,714)
Total long-term debt, less current maturities, net	$250,438	$193,142

	June 26,	Dec. 31,
(thousands)	2016	2015
Total deferred financing costs, net	$2,248	$2,513
Less: Net deferred financing costs related to Term Loan	(562)	(628)
Net deferred financing costs related to Revolver	$1,686	$1,885

4.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	June 26, 2016	Dec. 31, 2015
Raw materials	$60,890	$52,601
Work in process	5,878	5,529
Finished goods	10,413	10,450
Less: reserve for inventory obsolescence	(2,592)	(1,897)
Total manufactured goods, net	74,589	66,683
Materials purchased for resale (distribution products)	29,353	24,406
Less: reserve for inventory obsolescence	(1,861)	(1,611)
Total materials purchased for resale (distribution products), net	27,492	22,795
Total inventories	$102,081	$89,478

5.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2015 and through the first six months of 2016 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes. See Note 6 for further details. Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the second quarter and six months ended June 26, 2016 and June 28, 2015 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets during the first six months of 2016.

The Company acquired the following intangible assets in various acquisitions in the first six months of 2016:

(thousands)	Customer Relationships	Non-Compete Agreements	Trademarks	Total Other Intangible Assets	Goodwill	Total Intangible Assets
Parkland Plastics, Inc.	$7,500	$800	$2,500	$10,800	$5,325	$16,125
The Progressive Group	3,840	410	1,280	5,530	2,951	8,481
Cana Holdings, Inc.	4,592	510	1,531	6,633	3,572	10,205
Mishawaka Sheet Metal, LLC	4,399	489	1,466	6,354	3,421	9,775

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 26, 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$62,285	$6,321	$68,606
Acquisitions	12,318	2,951	15,269
Other	169	-	169
Balance - June 26, 2016	$74,772	$9,272	$84,044

Other Intangible Assets

Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of June 26, 2016, the other intangible assets balance of $129.9 million is comprised of $32.3 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $97.6 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.

For the finite-lived intangible assets attributable to the 2016 acquisitions of Parkland Plastics, Inc. (“Parkland”), The Progressive Group (“Progressive”), Cana Holdings, Inc. (“Cana”) and Mishawaka Sheet Metal, LLC (“MSM”), the useful life pertaining to non-compete agreements and to customer relationships for all four of these acquisitions was five years and 10 years, respectively.

Amortization expense for the Company’s intangible assets in the aggregate was $6.0 million and $3.6 million for the six months ended June 26, 2016 and June 28, 2015, respectively.

Other intangible assets, net consist of the following as of June 26, 2016 and December 31, 2015:

(thousands)	June 26, 2016	Weighted Average Useful Life (in years)	Dec. 31, 2015	Weighted Average Useful Life (in years)
Customer relationships	$111,320	10.3	$91,164	10.4
Non-compete agreements	11,227	3.6	9,012	3.4
Trademarks	32,264		25,487
	154,811		125,663
Less: accumulated amortization	(24,897)		(18,904)
Other intangible assets, net	$129,914		$106,759

Changes in the carrying value of other intangible assets for the six months ended June 26, 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$95,359	$11,400	$106,759
Acquisitions	23,787	5,530	29,317
Amortization	(4,733)	(1,260)	(5,993)
Other	(169)	-	(169)
Balance - June 26, 2016	$114,244	$15,670	$129,914

6.	ACQUISITIONS

General

The Company completed four acquisitions in the first six months of 2016 and three acquisitions in 2015, including two in the first six months of 2015. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

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

For the second quarter ended June 26, 2016, revenue and operating income of approximately $16.2 million and $1.9 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the four businesses acquired in 2016. The first six months of 2016 included revenue and operating income of approximately $20.0 million and $2.3 million, respectively. Acquisition-related costs associated with the businesses acquired in 2016 were immaterial.

For the second quarter ended June 28, 2015, revenue and operating income of approximately $13.8 million and $2.2 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the businesses acquired in 2015. The first six months of 2015 included revenue and operating income of approximately $20.3 million and $3.0 million, respectively. Acquisition-related costs associated with the business acquired in 2015 were immaterial.

2016 Acquisitions

MSM

In June 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based MSM, a fabricator of a wide variety of aluminum and steel products primarily serving the recreational vehicle (“RV”) and industrial markets, for a net purchase price of $13.9 million.

The acquisition of MSM provides the opportunity for the Company to further expand its presence in the aluminum and steel products market and increase its product offering, market share and per unit content. The results of operations for MSM are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2016. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$2,054
Inventories	1,610
Property, plant and equipment	1,575
Prepaid expenses	4
Accounts payable and accrued liabilities	(1,091)
Intangible assets	6,354
Goodwill	3,421
Total net assets acquired	$13,927

Cana

In May 2016, the Company acquired the business and certain assets of Cana, a custom cabinetry manufacturer, primarily serving the manufactured housing (“MH”) industry and the residential, hospitality and institutional markets, for a net purchase price of $17.0 million.

The acquisition of Cana, with operating facilities located in Elkhart, Indiana and Americus, Georgia, provides the opportunity for the Company to capitalize on its existing cabinetry manufacturing expertise and increase its product offerings, market share and per unit content. The results of operations for Cana are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2016. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$1,134
Inventories	1,151
Property, plant and equipment	5,145
Prepaid expenses	37
Accounts payable and accrued liabilities	(649)
Intangible assets	6,633
Goodwill	3,572
Total net assets acquired	$17,023

Parkland

In February 2016, the Company acquired the business and certain assets of Middlebury, Indiana-based Parkland, a fully integrated designer and manufacturer of innovative polymer-based products including wall panels, lay-in ceiling panels, coated and rolled floors, protective moulding, and adhesives and accessories, used in a wide range of applications primarily in the RV, architectural and industrial markets, for a net purchase price of $25.2 million.

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

(thousands)
Trade receivables	$2,880
Inventories	5,280
Property, plant and equipment	2,987
Prepaid expenses	86
Accounts payable and accrued liabilities	(2,180)
Intangible assets	10,800
Goodwill	5,325
Total net assets acquired	$25,178

Progressive

In March 2016, the Company acquired the business and certain assets of Progressive, a distributor and manufacturer's representative for major name brand electronics to small, mid-size and large retailers, distributors, and custom installers, primarily serving the auto and home electronics retail, custom integration, and commercial channels, for a net purchase price of $10.9 million.

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

(thousands)
Trade receivables	$996
Inventories	3,583
Property, plant and equipment	100
Prepaid expenses	61
Accounts payable and accrued liabilities	(2,344)
Intangible assets	5,530
Goodwill	2,951
Total net assets acquired	$10,877

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

North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”)

In September 2015, the Company acquired the business and certain assets of Edwardsburg, Michigan-based North American, a manufacturer primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products. North American is also a manufacturer and supplier of raw and processed softwoods products, including lumber, panels, trusses, bow trusses, and industrial packaging materials, primarily used in the RV and MH industries. The Company acquired North American for a net purchase price of $79.7 million.

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

Pro Forma Information

The following pro forma information for the second quarter and six months ended June 26, 2016 and June 28, 2015 assumes the Parkland, Progressive, Cana and MSM acquisitions (which were acquired in 2016) and the Better Way, SCI and North American acquisitions (which were acquired in 2015) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Parkland, Progressive, Cana, MSM, Better Way, SCI, and North American, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of (i) $0.2 million and $0.7 million for the second quarter and six months ended June 26, 2016, respectively, and (ii) $1.4 million and $3.1 million for the second quarter and six months ended June 28, 2015, respectively.

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(thousands except per share data)	2016	2015	2016	2015
Revenue	$325,788	$302,355	$626,825	$610,401
Net income	16,849	14,595	30,244	27,332
Basic net income per common share	1.12	0.95	2.02	1.78
Diluted net income per common share	1.11	0.94	2.00	1.76

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $1.6 million and $1.2 million for the second quarters ended June 26, 2016 and June 28, 2015, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first six months of 2016 and 2015, the Company recorded $3.1 million and $2.2 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

The Board of Directors (the “Board”) approved the following share grants in 2015 under the Company’s 2009 Omnibus Incentive Plan (the “Plan”): 127,629 shares on February 16, 2015, 300 shares on April 1, 2015, 12,064 shares on May 19, 2015, 447 shares on August 13, 2015, 2,250 shares on October 8, 2015, and 3,000 shares on October 12, 2015. In addition, on March 30, 2015, the Board granted 22,000 restricted stock units (“RSUs”).

The Board approved the following share grants under the Plan in the first six months of 2016: 133,187 shares on February 23, 2016, 3,500 shares on March 2, 2016, 2,000 shares on April 11, 2016, and 9,294 shares on May 17, 2016. In addition, on February 23, 2016, the Board granted 22,000 RSUs.

As of June 26, 2016, there was approximately $10.0 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 18.4 months.

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

Income per common share is calculated for the second quarter and six months periods as follows:

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(thousands except per share data)	2016	2015	2016	2015
Net income for basic and diluted per share calculation	$16,703	$12,073	$28,736	$21,223
Weighted average common shares outstanding - basic	15,008	15,312	14,978	15,319
Effect of potentially dilutive securities	168	201	177	179
Weighted average common shares outstanding - diluted	15,176	15,513	15,155	15,498
Basic net income per common share	$1.11	$0.79	$1.92	$1.39
Diluted net income per common share	$1.10	$0.78	$1.90	$1.37

9.	DEBT

A summary of total debt outstanding at June 26, 2016 and December 31, 2015 is as follows:

	June 26,	Dec. 31,
(thousands)	2016	2015
Long-term debt:
Revolver	$197,428	$137,520
Term Loan	64,286	66,964
Total long-term debt	261,714	204,484
Less: current maturities of long-term debt	(10,714)	(10,714)
Less: Net deferred financing costs related to Term Loan	(562)	(628)
Total long-term debt, less current maturities, net	$250,438	$193,142

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”), Key Bank National Association (“Key Bank”), Bank of America, N.A. (“B of A”), and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility initially was comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”).

On August 31, 2015, the Company entered into a first amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $300.0 million from $250.0 million by expanding the 2015 Revolver to $225.0 million.

On July 26, 2016, the Company entered into a second amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $360.0 million from $300.0 million by expanding the 2015 Revolver to $269.4 million and the Term Loan to $90.6 million, and to add 1st Source Bank as an additional participant.

The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2015 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

●	The maturity date for the 2015 Credit Facility is April 28, 2020;

●

The initial Term Loan had repayment installments of approximately $2.7 million per quarter with the remaining balance due at maturity. Following the expansion of the Term Loan in July 2016 pursuant to the second amendment, the quarterly repayment installments were increased to approximately $3.9 million beginning on September 30, 2016 with the remaining balance due at maturity;

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

At June 26, 2016, the Company had $64.3 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $187.0 million under the LIBOR-based option and (ii) $10.4 million under the Prime Rate-based option. The interest rate for borrowings at June 26, 2016 was the Prime Rate plus 0.75% (or 4.25%), or LIBOR plus 1.75% (or 2.25%). At December 31, 2015, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $133.0 million under the LIBOR-based option and (ii) $4.5 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2015 was the Prime Rate plus 1.00% (or 4.50%), or LIBOR plus 2.00% (or 2.4375%). The fee payable on committed but unused portions of the 2015 Revolver was 0.25% for both of these periods.

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

As of and for the June 26, 2016 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of June 26, 2016 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.92
Consolidated fixed charge coverage ratio (12-month period)	1.50	2.98

Interest paid for the second quarter and first six months of 2016 was $1.6 million and $2.9 million, respectively. For the comparable 2015 periods, interest paid was $0.9 million and $1.7 million, respectively.

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of June 26, 2016 and December 31, 2015 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of June 26, 2016 and December 31, 2015 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

11.	INCOME TAXES

The Company recorded income taxes at an estimated effective rate of 36.7% and 36.6% in the second quarter and first six months of 2016, respectively. For both of the comparable 2015 periods, the estimated effective tax rate was 38.0%.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $0.7 million at December 31, 2015, of which approximately $0.5 million were remaining to be utilized as of June 26, 2016. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2016.

In both the first six months of 2016 and 2015, the Company realized approximately $1.2 million of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in 2016 and 2015.

The Company paid income taxes of $16.4 million and $16.5 million in the second quarter and first six months of 2016, respectively. For the comparable periods in 2015, the Company paid income taxes of $10.3 million and $12.0 million, respectively.

12.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, walls, countertops, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components. The Manufacturing segment contributed approximately 81% and 77% of the Company’s net sales for the six months ended June 26, 2016 and June 28, 2015, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 19% and 23% of the Company’s net sales for the six months ended June 26, 2016 and June 28, 2015, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 26, 2016

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$255,065	$60,098	$315,163
Intersegment sales	6,414	841	7,255
Total sales	261,479	60,939	322,418
Operating income	31,254	3,912	35,166

Second Quarter Ended June 28, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$179,613	$53,868	$233,481
Intersegment sales	4,875	635	5,510
Total sales	184,488	54,503	238,991
Operating income	21,211	3,562	24,773

Six Months Ended June 26, 2016

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$482,014	$111,786	$593,800
Intersegment sales	11,469	1,528	12,997
Total sales	493,483	113,314	606,797
Operating income	57,412	7,514	64,926

Six Months Ended June 28, 2015

(thousands)	Manufacturing	Distribution	Total
Net outside sales	$349,960	$106,909	$456,869
Intersegment sales	9,378	1,436	10,814
Total sales	359,338	108,345	467,683
Operating income	39,532	6,855	46,387

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(thousands)	2016	2015	2016	2015
Operating income for reportable segments	$35,166	$24,773	$64,926	$46,387
Unallocated corporate expenses	(3,934)	(2,420)	(10,312)	(6,812)
Amortization of intangible assets	(3,225)	(1,982)	(5,993)	(3,641)
Consolidated operating income	$28,007	$20,371	$48,621	$35,934

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

13.	STOCK REPURCHASE PROGRAMS

2013 Repurchase Plan

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

2016 Repurchase Plan

In January 2016, the Company fully utilized the authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). In the second quarter and first six months of 2016, the Company repurchased 40,102 shares at an average price of $44.93 for a total cost of $1.8 million under the 2016 Repurchase Plan.

Together under both stock repurchase plans, the Company repurchased, in the aggregate, 110,738 shares of its common stock at an average price of $42.14 for a total cost of $4.7 million in the first six months of 2016. In the first six months of 2015, the Company repurchased 195,750 shares at an average price of $28.86 per share for a total cost of approximately $5.7 million.

Common Stock

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

14.	RELATED PARTY TRANSACTIONS

In the first six months of 2016, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.3 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as the President and CEO. In addition, the Company sold approximately $1.2 million of various fiberglass and plastic components and wood products to Utilimaster Corporation, a subsidiary of Spartan Motors, Inc. John A. Forbes serves as the President of Utilimaster.

15.	SUBSEQUENT EVENTS

Acquisitions

BH Electronics, Inc. (“BHE”)

On July 29, 2016, the Company completed the acquisition of the business and certain assets of BHE, a major designer, engineer and manufacturer of custom thermoformed dash panel assemblies, center consoles and trim panels, complete electrical systems, and related components and parts, primarily for recreational boat manufacturers in the U.S., for a net purchase price of approximately $35 million. The acquisition of BHE provides the opportunity for the Company to expand its product offerings to the marine industry and increase its market share and per unit content.

Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”)

On July 1, 2016, the Company completed the acquisition of the business and certain assets of LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry as well as certain industrial markets, for a net purchase price of approximately $11 million. The acquisition of LS Mfg. provides the opportunity for the Company to expand its product offerings in its existing thermoformed parts and components platform and increase its market share and per unit content.

Both of these acquisitions were funded under the Company’s 2015 Credit Facility. The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired for each of these acquisitions and expects to provide a summary of each in its Report on Form 10-Q for the third quarter ended September 25, 2016. The results of operations for both acquisitions will be included in the Company’s condensed consolidated financial statements from the respective dates of acquisition and in the Manufacturing segment.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 26, 2016 Compared to 2015

REVIEW BY BUSINESS SEGMENT

Second Quarter and Six Months Ended June 26, 2016 Compared to 2015

Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Capital Resources

Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER

Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary

The first half of 2016 reflected a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and improving conditions in the industrial markets, as evidenced by year-to-date growth in new housing starts. In addition, the manufactured housing (“MH”) market continued to reflect solid improvement in the quarter based on the growth rate in estimated wholesale industry shipments surpassing that of the prior year quarter. We are seeing resilience, in particular in the RV market, and overall balance related to dealer inventory levels when compared to original equipment manufacturer (“OEM”) production levels. Overall, we have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the second quarter and first six months of 2016 increasing beyond the general industry results. We expect the three primary markets that we serve to experience continued growth in the remainder of 2016 with full year seasonal pattern tracking trends consistent with the prior year.

RV Industry

The RV industry, which is our primary market and comprised 76% of the Company’s six months 2016 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 118,091 units in the second quarter of 2016, representing an increase of approximately 12% versus the prior year period. In the first six months of 2016, wholesale unit shipment levels reached 226,286 units, an increase of approximately 12% over 2015. Recent acquisitions, new product offerings, and the ongoing strength of retail RV sales in both the towables and motorized sectors have led to a significant increase in our net sales in the first half of 2016.

In the second quarter of 2015, the industry began to see a shift in buying patterns towards a larger concentration of entry level, less expensive towable units, particularly in the travel trailer sector. While this trend is still evident today, it is beginning to have less of an impact quarter over quarter in terms of our content per unit growth. We do, however, expect these mix shift trends to reverse in the long term as consumers look to add more amenities and upgrade their units over time. Further, we believe this mix shift is reflective of the continuing influx of younger and first-time consumers entering the market, as supported by recent dealer surveys, thus broadening the market’s foundation and extending the opportunity for future long-term industry growth. Additionally, we believe our commitment to quality customer service and our large complement of innovative product lines at various price points position us to address our customers’ changing needs and buying patterns.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand, representing continued balance within the industry. Based on the most recent available industry-wide survey data, in the first five months of 2016, combined domestic and Canadian retail sales were up 7% year-over-year compared to wholesale production which was up approximately 10% over the same five-month period. We generally see wholesale shipments exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the late first quarter and second quarter peak. Despite the RV industry approaching prior peak levels of wholesale production, we continue to believe the future looks promising for the RV industry based on a number of factors including: positive industry demographic trends with younger buyers and an increasing number of baby boomers reaching retirement age, readily available financing, new and innovative products coming to market, increasing strength in the overall economic environment, and the value of the RV lifestyle related to spending quality time with families. The strong demographic indicators mentioned above point to a generally positive long-term outlook in the RV market, notwithstanding any major global events.

MH Industry

The MH industry represented approximately 12% of the Company’s six months 2016 sales. As estimated by the Company, wholesale unit shipments in the MH industry increased by approximately 12% in the second quarter of 2016 and 18% in the first six months of 2016 from the comparable prior year periods. While we believe the MH industry has several hurdles to overcome related to the lack of financing alternatives, current credit standards and requirements, slow job growth, and limited access to the asset backed securities market, we are optimistic about the long-term potential in this industry as pent up demand continues to be created based on improving consumer credit, rising rents, and capacity constraints in multi-family housing.

Similar to the RV industry, the MH industry is also adapting to younger buyers focused on value and quality by concentrating on affordable, energy-efficient homes for both entry level participants and those looking to downsize from traditional stick built housing to allow flexibility and convenience. We believe there continues to be significant opportunity for growth in this market over the long-term based on pent up housing demand, multi-family housing capacity levels and increasing rental rates, improving consumer credit and financing conditions, and the value proposition of low cost affordable single family homes, among other factors. We expect to see continued year-over-year improvement with limited risk in the near term and believe that there is the potential for this market to grow at a much higher rate in the future, especially given historical trends when compared to residential housing starts. We believe we are well positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH focused locations, and our current content per unit levels.

Industrial Market

The industrial market, which accounted for 12% of our six months 2016 sales, and is comprised primarily of the kitchen cabinet industry, retail and commercial fixtures market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, the addition of new sales territories over the past two years, and a focus on opportunities in the commercial markets. We estimate approximately 45% of our industrial revenue base was directly tied to the residential housing market in the first half of 2016 where new housing starts increased approximately 7% compared to the prior year period (as reported by the U.S. Department of Commerce). The remaining 55% of our industrial business is directly tied to the commercial markets, mainly in the institutional and commercial furnishings markets and in the retail fixtures market. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

We continue to diversify our industrial business and have targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, commercial, and hospitality, office and furniture markets. In particular, in the first half of 2016, we saw an approximate 14% growth in our commercial and institutional furnishings sales year over year. As a result, we have seen a shift in our product mix, which has had a positive impact on revenue from the industrial markets. In addition, we believe that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.

Second Half 2016 Outlook

In general, we expect the three primary markets that we serve to continue to experience quarter-over-quarter growth for the remainder of 2016 compared to the prior year. As we head into the third quarter of 2016 and the RV dealer show season in the September/October timeframe, we expect to see seasonal patterns generally consistent with prior years including sequential softening in the third quarter of 2016 compared to the second quarter of 2016 as dealers await the new product lines for the 2017 model year.

As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV unit shipment levels in 2016 will increase approximately 6% when compared to the full year 2015. In addition, consistent with the improvement in single-family residential housing starts as projected by the National Association of Home Builders (the “NAHB”) for the full year 2016, we anticipate a further increase in production levels in the MH industry in 2016, reflecting improvement in the overall economy. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2016 to increase by approximately 13% compared to 2015. As of June 30, 2016, the NAHB is forecasting an approximate 6% year-over-year increase in new housing starts for the full year 2016 compared to 2015.

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

In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. The current capital plan for full year 2016 includes expenditures of approximately $10.0 million to $12.0 million, and includes facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and maintenance expenditures at certain of our facilities.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 26, 2016 Compared to 2015

The following table sets forth the percentage relationship to net sales of certain items on the Company’s condensed consolidated statements of income.

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.5	82.7	83.1	83.4
Gross profit	17.5	17.3	16.9	16.6
Warehouse and delivery expenses	2.9	2.9	2.9	3.0
Selling, general and administrative expenses	4.7	4.8	4.9	5.0
Amortization of intangible assets	1.0	0.8	1.0	0.8
Operating income	8.9	8.7	8.1	7.8
Interest expense, net	0.5	0.4	0.5	0.4
Income taxes	3.1	3.1	2.8	2.8
Net income	5.3	5.2	4.8	4.6

Net Sales. Net sales in the second quarter of 2016 increased $81.7 million or 35%, to $315.2 million from $233.5 million in the second quarter of 2015. The increase was attributable to a 33% increase in the Company’s revenue from the RV industry, a 26% increase in revenue from the MH industry, and a 57% increase in revenue from the industrial markets.

Net sales in the first six months of 2016 increased $136.9 million or 30%, to $593.8 million from $456.9 million in the prior year period. The increase was attributable to a 29% increase in the Company’s revenue from the RV industry, a 24% increase in revenues from the MH industry, and a 44% increase in revenues from the industrial markets.

The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2016: Parkland Plastics, Inc. (“Parkland”), The Progressive Group (“Progressive”), Cana Holdings, Inc. (“Cana”), Mishawaka Sheet Metal, LLC (“MSM”), and the incremental revenue contributions of the 2015 acquisitions: Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), Structural Composites of Indiana, Inc. (“SCI”), and North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”). The sales improvement in the second quarter and first six months of 2016 is also attributable to: (i) increased RV, MH, and industrial market penetration; (ii) improved commercial and institutional fixtures sales in the industrial market; (iii) an increase in wholesale unit shipments in the RV and MH industries; and (iv) improved residential housing starts.

Revenue in the second quarter of 2016 and 2015 included $16.2 million and $13.8 million, respectively, related to the acquisitions completed in each of those periods. For the first six months of 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $20.0 million and $20.3 million, respectively.

Partially offsetting this revenue growth, particularly in the RV industry, in both the second quarter and first six months of 2016, was the continued mix shift towards a larger concentration of entry level and lower priced units, particularly related to travel trailers in the towables sector of the industry, which negatively impacted our content per unit growth. In addition, there were some normal competitive pricing situations experienced in certain market sectors in 2016 as a result of model year changeovers.

The Company’s RV content per unit (on a trailing twelve-month basis) for the second quarter of 2016 increased approximately 17% to $1,998 from $1,707 for the second quarter of 2015. The MH content per unit (on a trailing twelve-month basis) for the second quarter of 2016 increased approximately 3% to an estimated $1,844 from $1,790 for the second quarter of 2015.

The RV industry, which represented 75% and 76% of the Company’s sales in the second quarter and first six months of 2016, respectively, saw wholesale unit shipments increase by approximately 12% in both of those periods compared to 2015. The Company estimates that the MH industry, which represented 13% of the Company’s sales in the second quarter and 12% in the first six months of 2016, experienced a 12% and 18% increase in wholesale unit shipments in those periods, respectively, compared to the prior year periods. The industrial market sector accounted for approximately 12% of the Company’s sales in both the second quarter and first six months of 2016. We estimate that approximately 45% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 1% in the second quarter of 2016 and 7% in the first six months of 2016 compared to the prior year periods (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $66.8 million or 35%, to $259.9 million in the second quarter of 2016 from $193.1 million in 2015. As a percentage of net sales, cost of goods sold decreased during the second quarter of 2016 to 82.5% from 82.7% in 2015. For the first six months of 2016, cost of goods sold increased $112.1 million or 29%, to $493.2 million from $381.1 million in the prior year period. For the first six months of 2016, cost of goods sold as a percentage of net sales decreased to 83.1% from 83.4% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during both the second quarter and first six months of 2016 by increased revenue relative to our overall fixed overhead costs, the impact of the timing of acquisitions completed during 2015 and 2016, the addition of new higher margin product lines, and improved operating efficiencies. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $14.9 million or 37%, to $55.3 million in second quarter 2016 from $40.4 million in 2015. For the six months periods, gross profit increased $24.8 million or 33%, to $100.6 million in 2016 from $75.8 million in 2015. As a percentage of net sales, gross profit increased to 17.5% in the second quarter of 2016 from 17.3% in the same period in 2015, and increased to 16.9% in the first six months of 2016 from 16.6% in the prior year period. The improvement in gross profit dollars and as a percentage of net sales in both the second quarter and first six months of 2016 compared to 2015 reflected the positive impact of the factors discussed above under “Cost of Goods Sold,” including the positive contribution to gross profit of acquisition-related revenue growth as noted above.

Economic or industry-wide factors affecting the profitability of our RV, MH and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Exclusive of any commodity pricing fluctuations, competitive pricing dynamics, or other circumstances outside of our control, we anticipate full year gross margins to increase in 2016 from 2015 as a result of operating leverage from continued expected sales growth, as well as higher average gross margins on the acquisitions completed in 2015 and 2016 when compared to historical consolidated gross margins.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $2.5 million or 36%, to $9.3 million in second quarter 2016 from $6.8 million in 2015. For the first six months, warehouse and delivery expenses increased $3.5 million or 26%, to $17.0 million in 2016 from $13.5 million in 2015. As a percentage of net sales, warehouse and delivery expenses were unchanged at 2.9% in the second quarter 2016 and 2015. For the comparable six months periods, warehouse and delivery expenses were 2.9% and 3.0% of net sales for 2016 and 2015, respectively.

The decrease in warehouse and delivery expenses as a percentage of net sales in the first six months of 2016 reflected the impact of increased direct ship business in our Distribution segment, a reduction in fuel costs, the impact of acquisitions completed in 2015 and 2016 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage, and more efficient utilization per delivery truckload. We expect the current reduced level of fuel costs, if sustained throughout the remainder of 2016, to positively impact our warehouse and delivery expense.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $3.6 million or 32%, to $14.8 million in second quarter 2016 from $11.2 million in 2015. For the first six months, SG&A expenses increased $6.3 million or 28%, to $29.0 million in 2016 from $22.7 million in 2015. The net increase in SG&A expenses in the second quarter and first six months of 2016 compared to the prior year periods primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees. As a percentage of net sales, SG&A expenses were 4.7% in the second quarter of 2016 compared to 4.8% in the second quarter of 2015. For the comparable six months periods, SG&A expenses were 4.9% and 5.0% of net sales for 2016 and 2015, respectively.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.2 million and $2.4 million in the second quarter and first six months of 2016, respectively, compared to the prior year periods, primarily reflecting the impact of the acquisitions completed in 2015 (Better Way, SCI and North American) and in the first six months of 2016 (Parkland, Progressive, Cana and MSM). In the aggregate, in conjunction with the 2015 and 2016 acquisitions, the Company recognized an estimated $72.4 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $7.6 million or 37%, to $28.0 million in second quarter 2016 from $20.4 million in 2015. For the first six months, operating income increased $12.7 million or 35%, to $48.6 million in 2016 from $35.9 million in 2015. As a percentage of net sales, operating income increased to 8.9% in the second quarter of 2016 from 8.7% in the same period in 2015. For the first six months of 2016 and 2015, operating income was 8.1% and 7.8% of net sales, respectively. Operating income in the second quarter of 2016 and 2015 included $1.9 million and $2.2 million, respectively, attributable to the acquisitions completed in each of those periods. For the first six months of 2016 and 2015, operating income attributable to acquisitions completed in each of those periods was $2.3 million and $3.0 million, respectively. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $0.7 million to $1.6 million in second quarter 2016 from $0.9 million in the prior year. For the first six months, interest expense increased $1.6 million to $3.3 million in 2016 from $1.7 million in 2015. The change in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the second quarter and first six months of 2016.

Income Taxes. The Company recorded income taxes at an estimated effective rate of 36.7% and 36.6% in the second quarter and first six months of 2016, respectively. For both of the comparable 2015 periods, the estimated effective tax rate was 38.0%. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the remainder of 2016.

In both the first six months of 2016 and 2015, the Company realized approximately $1.2 million of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in 2016 and 2015.

Net Income. Net income for the second quarter of 2016 was $16.7 million or $1.10 per diluted share compared to $12.1 million or $0.78 per diluted share for 2015. For the first six months, net income was $28.7 million or $1.90 per diluted share in 2016 compared to $21.2 million or $1.37 per diluted share for 2015. The changes in net income for both the second quarter and first six months of 2016 reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – The Company’s lamination operations utilize various materials, such as lauan, medium-density fiberboard (“MDF”), gypsum, and particleboard, which are bonded by adhesives or a heating process to a number of products, including vinyl, paper, foil, and high-pressure laminates. These products are utilized to produce furniture, shelving, walls, countertops, and cabinet products with a wide variety of finishes and textures. This segment also includes the following divisions: cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

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

Second Quarter and Six Months Ended June 26, 2016 Compared to 2015

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

	Second Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
(thousands)	2016	2015	2016	2015
Sales
Manufacturing	$261,479	$184,488	$493,483	$359,338
Distribution	60,939	54,503	113,314	108,345

Gross Profit
Manufacturing	45,797	31,937	84,602	60,196
Distribution	10,097	8,471	18,709	16,661

Operating Income
Manufacturing	31,254	21,211	57,412	39,532
Distribution	3,912	3,562	7,514	6,855

Manufacturing

Sales. Sales increased $77.0 million or 42%, to $261.5 million in second quarter 2016 from $184.5 million in 2015. In the first six months of 2016, sales increased $134.2 million or 37%, to $493.5 million from $359.3 million in the first six months of 2015. This segment accounted for approximately 81% of the Company’s consolidated net sales for both the second quarter and first six months of 2016, and 77% for both the second quarter and first six months of 2015. In the second quarter of 2016, the sales increase reflected a 42% increase in the Company’s revenue from the RV industry, a 47% increase in revenue from the MH industry, and a 37% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 38%, 40% and 30% increase in the Company’s revenue from the RV industry, MH industry and industrial markets, respectively.

Revenue in the second quarter of 2016 and 2015 included $10.7 million and $13.8 million, respectively, attributable to the acquisitions completed in each of those periods. For the first six months of 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $13.1 million and $20.3 million, respectively. The sales improvement was also attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved commercial and institutional fixtures business in the industrial markets. Partially offsetting this revenue growth, particularly in the RV industry, in both the second quarter and first six months of 2016, was the continued mix shift towards a larger concentration of entry level and lower priced units, particularly related to travel trailers in the towables sector of the industry, which negatively impacted our content per unit growth.

Gross Profit. Gross profit increased $13.9 million to $45.8 million in second quarter 2016 from $31.9 million in second quarter 2015. As a percentage of sales, gross profit increased to 17.5% in second quarter 2016 from 17.3% in 2015. For the six months periods, gross profit increased $24.4 million to $84.6 million in 2016 from $60.2 million in 2015. As a percentage of net sales, gross profit increased to 17.1% in the first six months of 2016 from 16.8% in the same period in 2015. Gross profit for the second quarter and first six months of 2016 improved primarily as a result of: (i) the addition of new, higher margin product lines; (ii) the impact of acquisitions completed during 2015 and 2016; (iii) higher revenue relative to overall fixed overhead costs; and (iv) improved operating efficiencies.

Operating Income. Operating income increased $10.0 million to $31.2 million in second quarter 2016 from $21.2 million in the prior year. For the six months periods, operating income increased $17.9 million to $57.4 million in 2016 from $39.5 million in 2015. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in the second quarter of 2016 and 2015 included $1.6 million and $2.2 million, respectively, attributable to the acquisitions completed in each of those periods. For the first six months of 2016 and 2015, operating income attributable to acquisitions completed in each of those periods was $1.9 million and $3.0 million, respectively.

Distribution

Sales. Sales increased $6.4 million or 12%, to $60.9 million in the second quarter of 2016 from $54.5 million in 2015. In the first six months of 2016, sales increased $5.0 million or 5%, to $113.3 million from $108.3 million in the first six months of 2015. This segment accounted for approximately 19% of the Company’s consolidated net sales for both the second quarter and first six months of 2016, and 23% for both the second quarter and first six months of 2015. The sales increase in both the second quarter and first six months of 2016 largely reflected an increase in the Company’s revenue from the industrial markets that was partially offset, particularly in the six months of 2016, by a 4% decrease in the Company’s distribution revenue from the RV industry that primarily reflected the continued mix shift towards a larger concentration of entry level and lower priced units, particularly in the travel trailers sector of the towables market.

The acquisition of Progressive, which was completed in the latter half of the first quarter of 2016, contributed approximately $5.5 million and $6.9 million to total sales in the Distribution segment in the second quarter and first six months of 2016, respectively. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment.

Gross Profit. Gross profit increased $1.6 million to $10.1 million in second quarter 2016 from $8.5 million in second quarter 2015. As a percentage of sales, gross profit increased to 16.6% in second quarter 2016 from 15.5% in 2015. For the six months periods, gross profit increased $2.0 million to $18.7 million in 2016 from $16.7 million in 2015. As a percentage of net sales, gross profit increased to 16.5% in the first six months of 2016 from 15.4% in the same period in 2015. The increase in gross profit as a percentage of sales for both the second quarter and first six months of 2016 is primarily attributable to the strategic exit of certain negative or lower margin product lines within several of our distribution businesses.

Operating Income. Operating income increased $0.3 million to $3.9 million in second quarter 2016 from $3.6 million in the prior year. For the six months periods, operating income increased $0.7 million to $7.5 million in 2016 from $6.8 million in 2015. The acquisition of Progressive contributed approximately $0.3 million and $0.4 million to total operating income in the Distribution segment in the second quarter and first six months of 2016, respectively. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on operating income in the Distribution segment. The change in operating income is primarily attributable to the items discussed above.

Unallocated Corporate Expenses

Unallocated corporate expenses in the second quarter of 2016 increased $1.5 million to $3.9 million from $2.4 million in the comparable prior year period. In the first six months of 2016, unallocated corporate expenses increased $3.5 million to $10.3 million from $6.8 million in the first six months of 2015. Unallocated corporate expenses in the first six months of 2016 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2015 and 2016 acquisitions.

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

Net cash provided by operating activities was $17.3 million in the first six months of 2016 compared to $27.4 million in 2015. Net income was $28.7 million in the first six months of 2016 compared to $21.2 million in 2015. Net of acquisitions, trade receivables increased $46.0 million in the first six months of 2016 and $12.6 million in the same period of 2015, reflecting increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2016, 2015 and 2014, as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of $29.8 million and $3.8 million in cash payments on trade receivables on the day following the end of our fiscal quarters ended June 26, 2016 and June 28, 2015, respectively.

The $21.2 million net increase in accounts payable and accrued liabilities in the first six months of 2016 and the $6.1 million net increase in the comparable 2015 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $16.4 million and $16.5 million in the second quarter and first six months of 2016, respectively. For the comparable periods in 2015, the Company paid income taxes of $10.3 million and $12.0 million, respectively. The Company had various state net operating loss carry forwards (“NOLs”) of approximately $0.7 million at December 31, 2015, of which approximately $0.5 million were remaining to be utilized as of June 26, 2016. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2016. In 2016 and 2015, the Company made quarterly estimated tax payments consistent with its expected annual 2016 and 2015 federal and state income tax liability.

In both the first six months of 2016 and 2015, the Company realized approximately $1.2 million of additional taxable deductions related to excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in the first six months of 2016 and 2015.

Investing Activities

Investing activities used cash of $72.9 million in the first six months of 2016 primarily to fund the Parkland, Progressive, Cana and MSM acquisitions for $67.0 million in the aggregate, and for capital expenditures of $6.1 million. Investing activities used cash of $63.7 million in the first six months of 2015 primarily to fund the Better Way and SCI acquisitions for $60.5 million in the aggregate, and for capital expenditures of $3.2 million.

The capital plan for full year 2016 includes spending related to facility expansion costs outside of our core Midwest market, strategic equipment replacement and upgrades of production equipment to improve efficiencies and increase capacity, and maintenance expenditures at certain of our facilities. Our current operating model forecasts capital expenditures for fiscal 2016 of approximately $10.0 million to $12.0 million.

Financing Activities

Net cash flows provided by financing activities were $55.6 million in the first six months of 2016 compared to $42.9 million in the comparable 2015 period. As of June 26, 2016, availability under the 2015 Revolver (as defined herein) was $26.3 million, including cash on hand.

Total net borrowings on the 2015 Revolver were $59.9 million in the aggregate in the first six months of 2016. These borrowings were primarily used for funding the Parkland, Progressive, Cana and MSM acquisitions, stock repurchases and capital expenditures, totaling $77.7 million in the aggregate. In addition, the Company paid down $2.7 million in principal on its Term Loan (as defined herein) in accordance with its scheduled debt service requirements with no comparable amount in 2015.

Total borrowings related to the Term Loan and net repayments on the 2015 Revolver were $48.9 million in the aggregate in the first six months of 2015. These borrowings were primarily used to fund the Better Way and SCI acquisitions, stock repurchases and capital expenditures, totaling $69.4 million in the aggregate.

In the first six months of 2016 and 2015, the Company repurchased shares of its common stock for a total cost of $4.7 million and $5.7 million, respectively. See Note 13 to the condensed consolidated financial statements for additional details. In addition, cash flows from financing activities included $1.9 million of proceeds received from the exercise of stock options in 2016.

Cash flows related to financing activities in both the first six months of 2016 and 2015 also included $1.2 million related to the realization of excess tax benefits on stock-based compensation. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

At the beginning of the fiscal third quarter of 2016 through August 4, 2016, the Company paid down an additional $2.7 million in principal on its Term Loan and used borrowings of approximately $11 million and $35 million to fund the acquisitions of LS Mfg. and BHE, respectively.

Capital Resources

2015 Credit Facility

The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and Fifth Third Bank (“Fifth Third”), Key Bank National Association (“Key Bank”), Bank of America, N.A. (“B of A”), and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility initially was comprised of a $175.0 revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors.

On August 31, 2015, the Company entered into a first amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $300.0 million from $250.0 million by expanding the 2015 Revolver to $225.0 million.

At June 26, 2016, the Company had $64.3 million outstanding under the Term Loan and $197.4 million outstanding under the 2015 Revolver.

On July 26, 2016, the Company entered into a second amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $360.0 million from $300.0 million by expanding the 2015 Revolver to $269.4 million and the Term Loan to $90.6 million, and to add 1st Source Bank as an additional participant.

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

As of and for the June 26, 2016 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of June 26, 2016 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.92
Consolidated fixed charge coverage ratio (12-month period)	1.50	2.98

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at June 26, 2016; and (3) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

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

As of June 26, 2016, prior to the expansion of the 2015 Revolver effective July 26, 2016, the availability under the 2015 Revolver was $26.3 million, including cash on hand. Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $360.0 million (effective as of July 26, 2016) and are subject to variable rates of interest. As of July 29, 2016 (funding date of BHE acquisition), the availability under the 2015 Revolver was $82.4 million, including cash on hand. For the first six months of 2016 and for the fiscal year ended December 31, 2015, we were in compliance with all of our debt covenants under the terms of the credit agreement in effect at each reporting date.

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

Debt Obligations

At June 26, 2016, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.6 million, assuming average borrowings, including the Term Loan, subject to variable rates of $261.7 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the Term Loan) at June 26, 2016 subject to variable rates.

Inflation

The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first half of 2016. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 26, 2016 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1) (3)
March 28 - April 24, 2016 (2)	22,173	$48.54	-	$50,000,000
April 25 - May 29, 2016	40,102	44.93	40,102	48,198,352
May 30 - June 26, 2016	-	-	-	48,198,352
Total	62,275		40,102

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)

Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of an employee upon the exercise of stock appreciation rights held by the employee.

(3)

In January 2016, the Company fully utilized the authorization under its previous repurchase plan originally announced in 2013, and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). In the second quarter and first six months of 2016, the Company repurchased 40,102 shares at an average price of $44.93 for a total cost of $1.8 million under the 2016 Repurchase Plan.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 4, 2016	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 4, 2016	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer