Form 10-Q
period 2016-09-25
PATRICK INDUSTRIES INC
filed 2016-11-03
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2016
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
Yes [ ] No [X]

As of October 21, 2016, there were 15,333,993 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Sep. 25, 2016	Dec. 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,477	$87
Trade receivables, net	75,739	38,213
Inventories	116,115	89,478
Prepaid expenses and other	4,856	6,119
Total current assets	198,187	133,897
Property, plant and equipment, net	81,439	67,878
Goodwill	100,800	68,606
Other intangible assets, net	150,846	106,759
Deferred financing costs, net (Note 3)	1,830	1,885
Deferred tax assets, net (Note 2)	435	2,004
Other non-current assets	528	555
TOTAL ASSETS	$534,065	$381,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$10,714
Accounts payable	58,133	28,744
Accrued liabilities	23,017	18,468
Total current liabilities	96,916	57,926
Long-term debt, less current maturities, net (Note 3)	264,479	193,142
Deferred compensation and other	1,867	1,919
TOTAL LIABILITIES	363,262	252,987
SHAREHOLDERS’ EQUITY
Common stock	62,117	57,683
Additional paid-in-capital	9,504	8,308
Accumulated other comprehensive income	32	32
Retained earnings	99,150	62,574
TOTAL SHAREHOLDERS’ EQUITY	170,803	128,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,065	$381,584

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sep. 25, 2016	Sep. 27, 2015	Sep. 25, 2016	Sep. 27, 2015
NET SALES	$304,151	$214,805	$897,951	$671,674
Cost of goods sold	255,299	179,764	748,463	560,846
GROSS PROFIT	48,852	35,041	149,488	110,828
Operating Expenses:
Warehouse and delivery	9,165	6,669	26,149	20,154
Selling, general and administrative	15,877	10,805	44,874	33,543
Amortization of intangible assets	3,687	2,354	9,680	5,995
Loss on sale of fixed assets	6	11	47	—
Total operating expenses	28,735	19,839	80,750	59,692
OPERATING INCOME	20,117	15,202	68,738	51,136
Interest expense, net	1,917	1,153	5,198	2,855
Income before income taxes	18,200	14,049	63,540	48,281
Income taxes	6,175	5,089	22,779	18,098
NET INCOME	$12,025	$8,960	$40,761	$30,183

BASIC NET INCOME PER COMMON SHARE	$0.80	$0.58	$2.72	$1.97
DILUTED NET INCOME PER COMMON SHARE	$0.79	$0.58	$2.68	$1.95

Weighted average shares outstanding - Basic	15,048	15,342	15,002	15,327
Weighted average shares outstanding - Diluted	15,235	15,532	15,182	15,507

 See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sep. 25, 2016	Sep. 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,761	$30,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,994	5,796
Amortization of intangible assets	9,680	5,995
Stock-based compensation expense	4,798	3,426
Deferred financing cost amortization	453	345
Deferred income taxes	(1,931)	(2,679)
Loss on sale of fixed assets	47	—
Other non-cash items	296	248
Change in operating assets and liabilities, net of effects of acquisitions:
Trade receivables	(27,207)	(17,648)
Inventories	(9,683)	(3,695)
Prepaid expenses and other	1,387	3,044
Accounts payable and accrued liabilities	23,376	580
Payments on deferred compensation obligations	(238)	(255)
Net cash provided by operating activities	49,733	25,340
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,866)	(4,731)
Proceeds from sale of property and equipment	241	100
Business acquisitions	(112,080)	(139,168)
Other investing activities	(21)	651
Net cash used in investing activities	(122,726)	(143,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	29,002	75,000
Term debt repayments	(5,358)	(2,679)
Borrowings on revolver	262,583	231,502
Repayments on revolver	(209,856)	(180,056)
Payment of deferred financing costs	(380)	(1,887)
Stock repurchases under buyback program	(4,667)	(5,650)
Realization of excess tax benefit on stock-based compensation	1,256	1,080
Proceeds from exercise of stock options, including tax benefit	1,865	1,861
Other financing activities	(62)	(76)
Net cash provided by financing activities	74,383	119,095
Increase in cash and cash equivalents	1,390	1,287
Cash and cash equivalents at beginning of year	87	123
Cash and cash equivalents at end of period	$1,477	$1,410

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 25, 2016 and December 31, 2015, and its results of operations and cash flows for the third quarter and nine months ended September 25, 2016 and September 27, 2015.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The December 31, 2015 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 25, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

Certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Notes 2 and 3 for additional details.

In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 25, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the consolidated financial statements. See Note 7 for events that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating both the effect of adopting this new accounting guidance and determining the appropriate method of transition it will use to apply the new standard. Based on an initial evaluation, the Company anticipates that the implementation of this guidance will not have a material impact on its condensed consolidated financial statements.

Debt Financing / Debt Issuance Costs
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

During the first quarter of 2016, the Company elected to adopt this guidance, thus reclassifying current deferred tax assets to noncurrent, net of deferred tax liabilities, on the condensed consolidated statements of financial position. The prior year reporting period was retrospectively adjusted. Current assets on the Company’s condensed consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $5.8 million of current deferred tax assets to long-term deferred tax assets. Total assets and total liabilities on the Company’s condensed consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $3.8 million of long-term deferred tax liabilities to long-term deferred tax assets. The adoption of this guidance had no impact on the Company’s condensed consolidated statements of income.

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

Stock Compensation
In March 2016, the FASB issued new accounting guidance for share-based payments, which simplifies (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the condensed consolidated statements of cash flows. This guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company plans to adopt this new guidance in the first quarter of 2017 as required. The adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Cash Flow Statement Classifications
In August 2016, the FASB issued new accounting guidance related to the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The guidance may be applied on a retrospective basis and early adoption is permitted. The Company anticipates adopting the new guidance as of January 1, 2018 as required and has determined that the implementation of this guidance will have no impact on its condensed consolidated statements of cash flows.

3.	DEFERRED FINANCING / DEBT ISSUANCE COSTS

The condensed consolidated statements of financial position at September 25, 2016 and December 31, 2015 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan outstanding under the Company’s 2015 Credit Facility (as defined herein) that were reclassified and presented net of long-term debt outstanding. The reclassification is the result of the Company’s adoption of new accounting guidance that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The deferred financing costs related to the 2015 Revolver (as defined herein) were not reclassified to long-term debt and are reflected as a component of non-current assets on the condensed consolidated statements of financial position for the periods presented because the guidance does not apply to line-of-credit arrangements. In the first quarter of 2016, the Company adopted this guidance as required on a retrospective basis.

At December 31, 2015, the total maximum borrowing limit under the Company’s 2015 Credit Facility was $300.0 million, of which $75.0 million or 25% represented the total commitment under the Term Loan and was the basis for allocating a portion of the deferred financing costs to the Term Loan. Unamortized total deferred financing costs were

$2.4 million and $2.5 million at September 25, 2016 and December 31, 2015, respectively. The following tables illustrate the effect of the change on certain line items within the condensed consolidated statements of financial position for the periods presented.

(thousands)	Sep. 25, 2016	Dec. 31, 2015
Total long-term debt	$280,855	$204,484
Less: Net deferred financing costs related to Term Loan	(610)	(628)
Total long-term debt, net of deferred financing costs	280,245	203,856
Less: current maturities of long-term debt	(15,766)	(10,714)
Total long-term debt, less current maturities, net	$264,479	$193,142

(thousands)	Sep. 25, 2016	Dec. 31, 2015
Total deferred financing costs, net	$2,440	$2,513
Less: Net deferred financing costs related to Term Loan	(610)	(628)
Net deferred financing costs related to 2015 Revolver	$1,830	$1,885

4.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	Sep. 25, 2016	Dec. 31, 2015
Raw materials	$72,852	$52,601
Work in process	6,045	5,529
Finished goods	10,266	10,450
Less: reserve for inventory obsolescence	(2,757)	(1,897)
Total manufactured goods, net	86,406	66,683
Materials purchased for resale (distribution products)	31,315	24,406
Less: reserve for inventory obsolescence	(1,606)	(1,611)
Total materials purchased for resale (distribution products), net	29,709	22,795
Total inventories	$116,115	$89,478

5.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2015 and through the first nine months of 2016 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2015 and 2016 acquisitions with the exception of the acquisition of BH Electronics, Inc. See Note 6 for further details. Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the third quarter and nine months ended September 25, 2016 and September 27, 2015 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets during the first nine months of 2016.

The Company acquired intangible assets in various acquisitions in the first nine months of 2016 that are shown in the table below on a preliminary basis pending the finalization of all required purchases accounting adjustments. See Note 6 for additional details.

(thousands)	Customer Relationships	Non-Compete Agreements	Trademarks	Total Other Intangible Assets	Goodwill	Total Intangible Assets
Parkland Plastics, Inc.	$7,500	$800	$2,500	$10,800	$5,325	$16,125
The Progressive Group	3,840	410	1,280	5,530	2,951	8,481
Cana Holdings, Inc.	4,592	510	1,531	6,633	3,572	10,205
Mishawaka Sheet Metal, LLC	4,399	489	1,466	6,354	3,421	9,775
L.S. Manufacturing, Inc.	3,982	443	1,327	5,752	3,096	8,848
BH Electronics, Inc.	13,063	1,451	4,354	18,868	13,660	32,528

Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 25, 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$62,285	$6,321	$68,606
Acquisitions	29,074	2,951	32,025
Other	169	—	169
Balance - September 25, 2016	$91,528	$9,272	$100,800

Other Intangible Assets
Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of September 25, 2016, the other intangible assets balance of $150.8 million is comprised of $37.9 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $112.9 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from 2 to 19 years.

For the finite-lived intangible assets attributable to the 2016 acquisitions of Parkland Plastics, Inc., The Progressive Group, Cana Holdings, Inc., Mishawaka Sheet Metal, LLC, Vacuplast, LLC d/b/a L.S. Manufacturing, Inc., and BH Electronics, Inc., the useful life pertaining to non-compete agreements and to customer relationships for all six of these acquisitions was 5 years and 10 years, respectively.

Amortization expense for the Company’s intangible assets in the aggregate was $9.7 million and $6.0 million for the nine months ended September 25, 2016 and September 27, 2015, respectively.

Other intangible assets, net consist of the following as of September 25, 2016 and December 31, 2015:

(thousands)	Sep. 25, 2016	Weighted Average Useful Life (in years)	Dec. 31, 2015	Weighted Average Useful Life (in years)
Customer relationships	$128,364	10.2	$91,164	10.4
Non-compete agreements	13,120	3.7	9,012	3.4
Trademarks	37,946	Indefinite	25,487	Indefinite
	179,430		125,663
Less: accumulated amortization	(28,584)		(18,904)
Other intangible assets, net	$150,846		$106,759

Changes in the carrying value of other intangible assets for the nine months ended September 25, 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$95,359	$11,400	$106,759
Acquisitions	48,407	5,530	53,937
Amortization	(7,639)	(2,041)	(9,680)
Other	(170)	—	(170)
Balance - September 25, 2016	$135,957	$14,889	$150,846

6.	ACQUISITIONS

General
The Company completed six acquisitions in the first nine months of 2016 and three acquisitions in 2015, each of which occurred in the first nine months of 2015. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition.

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

For the third quarter ended September 25, 2016, revenue and operating income of approximately $32.9 million and $3.5 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the businesses acquired in 2016. The first nine months of 2016 included revenue and operating income of approximately $52.9 million and $5.8 million, respectively, related to the businesses acquired in 2016. Acquisition-related costs associated with the businesses acquired in 2016 were immaterial.

For the third quarter ended September 27, 2015, revenue and operating income of approximately $26.1 million and $2.9 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the businesses acquired in 2015. The first nine months of 2015 included revenue and operating income of approximately $46.4 million and $5.9 million, respectively, related to the businesses acquired in 2015. Acquisition-related costs associated with the businesses acquired in 2015 were immaterial.

2016 Acquisitions
BH Electronics, Inc. ("BHE")
In July 2016, the Company acquired 100% of the outstanding capital stock of BHE, a major designer, engineer and manufacturer of custom thermoformed dash panel assemblies, center consoles and trim panels, complete electrical systems, and related components and parts, primarily for recreational boat manufacturers in the U.S., for a net purchase price of $35.0 million.

The acquisition of BHE, with operating facilities located in Tennessee and Georgia, provides the opportunity for the Company to expand its product offerings to the marine industry and increase its market share and per unit content. The results of operations for BHE are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first quarter of 2017. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$2,915
Inventories	3,799
Property, plant and equipment	704
Accounts payable and accrued liabilities	(4,946)
Intangible assets	18,868
Goodwill	13,660
Total net assets acquired	$35,000

Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. ("LS Mfg.")
In July 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the recreational vehicle ("RV") industry as well as certain industrial markets, for a net purchase price of $10.3 million.

The acquisition of LS Mfg. provides the opportunity for the Company to expand its product offerings in its existing thermoformed parts and components platform and increase its market share and per unit content. The results of operations for LS Mfg. are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first quarter of 2017. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$621
Inventories	1,455
Property, plant and equipment	400
Prepaid expenses	1
Accounts payable and accrued liabilities	(1,075)
Intangible assets	5,752
Goodwill	3,096
Total net assets acquired	$10,250

Mishawaka Sheet Metal, LLC ("MSM")
In June 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based MSM, a fabricator of a wide variety of aluminum and steel products primarily serving the RV and industrial markets, for a net purchase price of $13.9 million.

The acquisition of MSM provides the opportunity for the Company to further expand its presence in the aluminum and steel products market and increase its product offerings, market share and per unit content. The results of operations for MSM are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first quarter of 2017. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$2,054
Inventories	1,610
Property, plant and equipment	1,575
Prepaid expenses	4
Accounts payable and accrued liabilities	(1,091)
Intangible assets	6,354
Goodwill	3,421
Total net assets acquired	$13,927

Cana Holdings Inc. ("Cana")
In May 2016, the Company acquired the business and certain assets of Cana, a custom cabinetry manufacturer, primarily serving the manufactured housing (“MH”) industry and the residential, hospitality and institutional markets, for a net purchase price of $16.5 million.

The acquisition of Cana, with operating facilities located in Elkhart, Indiana and Americus, Georgia, provides the opportunity for the Company to capitalize on its existing cabinetry manufacturing expertise and increase its product offerings, market share and per unit content. The results of operations for Cana are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first quarter of 2017. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$646
Inventories	1,151
Property, plant and equipment	5,145
Prepaid expenses	29
Accounts payable and accrued liabilities	(655)
Intangible assets	6,633
Goodwill	3,572
Total net assets acquired	$16,521

Parkland Plastics, Inc. ("Parkland")
In February 2016, the Company acquired 100% of the outstanding capital stock of Middlebury, Indiana-based Parkland, a fully integrated designer and manufacturer of innovative polymer-based products including wall panels, lay-in ceiling panels, coated and rolled floors, protective moulding, and adhesives and accessories, used in a wide range of applications primarily in the RV, architectural and industrial markets, for a net purchase price of $25.4 million.

The acquisition of Parkland provides the opportunity for the Company to establish a presence in the polymer-based products market and increase its product offerings, market share and per unit content. The results of operations for Parkland are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first quarter of 2017. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(thousands)
Trade receivables	$2,984
Inventories	5,280
Property, plant and equipment	2,986
Prepaid expenses	96
Accounts payable and accrued liabilities	(2,100)
Intangible assets	10,800
Goodwill	5,325
Total net assets acquired	$25,371

The Progressive Group ("Progressive")
In March 2016, the Company acquired the business and certain assets of Progressive, a distributor and manufacturer's representative for major name brand electronics to small, mid-size and large retailers, distributors, and custom installers, primarily serving the auto and home electronics retail, custom integration, and commercial channels, for a net purchase price of $11.0 million.

The acquisition of Progressive, with six distribution facilities located in Arizona, Colorado, Indiana, Michigan and Utah, provides the opportunity for the Company to expand its product offerings in its existing electronics platform and increase its market share and per unit content. The results of operations for Progressive are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first quarter of 2017. The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

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

Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 25, 2016 and September 27, 2015, assumes the Parkland, Progressive, Cana, MSM, LS Mfg. and BHE acquisitions (which were acquired in 2016) and the Better Way, SCI and North American acquisitions (which were acquired in 2015) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Parkland, Progressive, Cana, MSM, LS Mfg., BHE, Better Way, SCI, and North American, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of (i) $0.1 million and $1.9 million for the third quarter and nine months ended September 25, 2016, respectively, and (ii) $1.6 million and $5.7 million for the third quarter and nine months ended September 27, 2015, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sep. 25, 2016	Sep. 27, 2015	Sep. 25, 2016	Sep. 27, 2015
Revenue	$306,611	$278,248	$957,177	$910,163
Net income	12,220	12,331	45,300	41,926
Basic net income per common share	0.81	0.80	3.02	2.74
Diluted net income per common share	0.80	0.80	2.98	2.71

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $1.7 million and $1.2 million for the third quarters ended September 25, 2016 and September 27, 2015, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first nine months of 2016 and 2015, the Company recorded $4.8 million and $3.4 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For the full year 2015, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 145,690 shares in the aggregate, of which grants of 140,440 shares were approved in the first nine months of 2015. In addition, on March 30, 2015, the Board granted 22,001 restricted stock units (“RSUs”).

In the first nine months of 2016, the Board approved various share grants under the Plan totaling 154,981 shares in the aggregate. In addition, on February 23, 2016, the Board granted 22,000 RSUs.

As of September 25, 2016, there was approximately $8.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 15.8 months

At the beginning of the Company's fiscal fourth quarter of 2016, the Board approved the issuance of 80,592 shares that may be issued upon the exercise of stock options that were granted on September 26, 2016, and the issuance of 80,592 shares that may be issued upon the exercise of stock appreciation rights that were granted on September 26, 2016.

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

Income per common share is calculated for the third quarter and nine months periods as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sep. 25, 2016	Sep. 27, 2015	Sep. 25, 2016	Sep. 27, 2015
Net income for basic and diluted per share calculation	$12,025	$8,960	$40,761	$30,183
Weighted average common shares outstanding - basic	15,048	15,342	15,002	15,327
Effect of potentially dilutive securities	187	190	180	180
Weighted average common shares outstanding - diluted	15,235	15,532	15,182	15,507
Basic net income per common share	$0.80	$0.58	$2.72	$1.97
Diluted net income per common share	$0.79	$0.58	$2.68	$1.95

9.	DEBT

A summary of total debt outstanding at September 25, 2016 and December 31, 2015 is as follows:

(thousands)	Sep. 25, 2016	Dec. 31, 2015
Long-term debt:
2015 Revolver	$190,246	$137,520
Term Loan	90,609	66,964
Total long-term debt	280,855	204,484
Less: current maturities of long-term debt	(15,766)	(10,714)
Less: Net deferred financing costs related to Term Loan	(610)	(628)
Total long-term debt, less current maturities, net	$264,479	$193,142

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

The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2015 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

•The maturity date for the 2015 Credit Facility is April 28, 2020;
•The initial Term Loan had repayment installments of approximately $2.7 million per quarter with the remaining balance due at maturity. Following the expansion of the Term Loan in July 2016 pursuant to the second amendment, the quarterly repayment installments were increased to approximately $3.9 million beginning on September 30, 2016 with the remaining balance due at maturity;
•The interest rates for borrowings under the 2015 Revolver and the Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2015 Revolver;
•The 2015 Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;
•Up to $10.0 million of the 2015 Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;
•The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated fixed charge coverage ratio, and other covenants include limitations and restrictions concerning permitted acquisitions, investments, sales of assets, liens on assets, dividends and other payments; and
•Customary prepayment provisions, representations, warranties and covenants, and events of default.

At September 25, 2016, the Company had $90.6 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $190.0 million under the LIBOR-based option and (ii) $0.2 million under the Prime Rate-based option. The interest rate for borrowings at September 25, 2016 was the Prime Rate plus 0.75% (or 4.25%), or LIBOR plus 1.75% (or 2.31%). At December 31, 2015, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $133.0 million under the LIBOR-based option and (ii) $4.5 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2015 was the Prime Rate plus 1.00% (or 4.50%), or LIBOR plus 2.00% (or 2.4375%). The fee payable on committed but unused portions of the 2015 Revolver was 0.225% at September 25, 2016 and 0.250% at December 31, 2015.

Pursuant to the 2015 Credit Agreement, the financial covenants include: (a) a required maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

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

As of and for the September 25, 2016 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 25, 2016 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.97
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.12

Interest paid for the third quarter and first nine months of 2016 was $2.0 million and $4.9 million, respectively. For the comparable 2015 periods, interest paid was $0.9 million and $2.6 million, respectively.

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 25, 2016 and December 31, 2015 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of September 25, 2016 and December 31, 2015 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

11.	INCOME TAXES

The Company recorded income taxes at an estimated effective rate of 33.9% and 35.9% in the third quarter and first nine months of 2016, respectively. For the comparable 2015 periods, the estimated effective tax rate was 36.3% and 37.5%, respectively.

The Company had various state net operating loss carry forwards (“NOLs”) of approximately $0.7 million at December 31, 2015, of which approximately $0.4 million were remaining to be utilized as of September 25, 2016. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2016.

In the first nine months of 2016 and 2015, the Company realized approximately $1.3 million and $1.1 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. These tax benefits were recorded to shareholders’ equity upon realization in 2016 and 2015.

The Company paid income taxes of $6.7 million and $23.2 million in the third quarter and first nine months of 2016, respectively. For the comparable periods in 2015, the Company paid income taxes of $6.3 million and $18.3 million, respectively.

12.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-

based flooring and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components. The Manufacturing segment contributed approximately 82% and 77% of the Company’s net sales for the nine months ended September 25, 2016 and September 27, 2015, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 18% and 23% of the Company’s net sales for the nine months ended September 25, 2016 and September 27, 2015, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended Sep. 25, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$249,871	$54,280	$304,151
Intersegment sales	5,847	737	6,584
Total sales	255,718	55,017	310,735
Operating income	23,578	3,781	27,359

Third Quarter Ended Sep. 27, 2015
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$169,202	$45,603	$214,805
Intersegment sales	4,531	545	5,076
Total sales	173,733	46,148	219,881
Operating income	17,243	2,522	19,765

Nine Months Ended Sep. 25, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$731,885	$166,066	$897,951
Intersegment sales	17,316	2,265	19,581
Total sales	749,201	168,331	917,532
Operating income	80,990	11,295	92,285

Nine Months Ended Sep. 27, 2015
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$519,162	$152,512	$671,674
Intersegment sales	13,909	1,981	15,890
Total sales	533,071	154,493	687,564
Operating income	56,775	9,377	66,152

The table below presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sep. 25, 2016	Sep. 27, 2015	Sep. 25, 2016	Sep. 27, 2015
Operating income for reportable segments	$27,359	$19,765	$92,285	$66,152
Unallocated corporate expenses	(3,555)	(2,209)	(13,867)	(9,021)
Amortization of intangible assets	(3,687)	(2,354)	(9,680)	(5,995)
Consolidated operating income	$20,117	$15,202	$68,738	$51,136

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

2016 Repurchase Plan
In January 2016, the Company fully utilized the authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). In the first nine months of 2016, the Company repurchased 40,102 shares at an average price of $44.93 for a total cost of $1.8 million under the 2016 Repurchase Plan. There were no stock repurchases in the third quarter of 2016.

Together under both stock repurchase plans, the Company repurchased, in the aggregate, 110,738 shares of its common stock at an average price of $42.14 for a total cost of $4.7 million in the first nine months of 2016. In the first nine months of 2015, the Company repurchased 195,750 shares at an average price of $28.86 per share for a total cost of approximately $5.7 million.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

14.	RELATED PARTY TRANSACTIONS

In the first nine months of 2016, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.5 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its

President and CEO. In addition, the Company sold approximately $2.9 million of various fiberglass and plastic components and wood products to Utilimaster Corporation, a subsidiary of Spartan Motors, Inc. John A. Forbes serves as the President of Utilimaster.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 25, 2016 Compared to 2015

REVIEW BY BUSINESS SEGMENT
Third Quarter and Nine Months Ended September 25, 2016 Compared to 2015
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first nine months of 2016 reflected a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and improving conditions in the industrial markets, as evidenced by year-to-date growth in new housing starts.

The third quarter of 2016 reflected shipment levels that exceeded expected seasonal demand patterns in the RV market coupled with the expected changing production patterns resulting from the introduction of new RV units for the 2017 model year at the annual dealer shows held in September by the major original equipment manufacturers ("OEMs"). We expect that the positive sentiment exhibited by both RV dealers and manufacturers during the September shows will be reflected in industry order levels consistent with recent seasonal trends as we move through the fourth quarter and into the first quarter of 2017. In addition, we are seeing balance related to dealer inventory levels when compared to OEM production levels.

The manufactured housing (“MH”) industry reflected modest improvement in the quarter based on the estimated increase in wholesale industry shipments compared to the prior year quarter. Additionally, MH industry growth continued to outpace new housing starts. Our industrial businesses grew at a significant pace as we introduced products into adjacent markets and penetrated new markets. Overall, we have continued to capture market share through strategic acquisitions, line extensions, and the introduction of new and innovative products. We expect the three primary markets that we serve to experience continued growth in the remainder of 2016 with full year seasonal pattern tracking trends consistent with the prior year.

RV Industry
The RV industry, which is our primary market and comprised 75% of the Company’s nine months 2016 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 98,000 units in the third quarter of 2016, representing an increase of approximately 19% versus the prior year period, in addition to representing the largest quarter-over-quarter increase since the fourth quarter of 2012. In the first nine months of 2016, wholesale unit shipment levels reached 324,286 units, an increase of approximately 14% over 2015. Recent acquisitions, new product offerings, and the ongoing strength of retail RV sales in both the towables and motorized sectors have led to a significant increase in our net sales in the first nine months of 2016.

The RV industry also experienced wholesale shipment levels that exceeded expected seasonal demand patterns, beginning late in the second quarter of 2016 and continuing through the third quarter of 2016. While the ongoing trend involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units continues to moderately impact our overall dollar content per unit growth in the short-term, we view this as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. Additionally, we believe our commitment to quality customer service and our large complement of innovative product lines at various price points position us to address our customers’ changing needs and buying patterns.
As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand, representing continued balance within the industry. Recent acquisitions, new products, market share gains, and the ongoing strength of retail RV sales, as evidenced by an approximate 8% combined increase in industry-wide retail sales of towables and motorized units in the first eight months of 2016, based on the most recent available survey data, have led to a significant increase in our net sales in both the third quarter and the first nine months of 2016. Despite the RV industry approaching prior peak levels of wholesale production, we continue to believe the future looks promising for the RV industry based on a number of factors including: positive industry demographic trends with younger buyers and an increasing number of baby boomers reaching retirement age, readily available financing, new and innovative products coming to market, increasing strength in the overall economic environment, and the value of the RV lifestyle related to spending quality time with families. The strong demographic indicators mentioned above point to a generally positive long-term outlook in the RV market, notwithstanding any major global events.

MH Industry
The MH industry represented approximately 13% of the Company’s nine months 2016 sales. As estimated by the Company, wholesale unit shipments in the MH industry increased by approximately 5% in the third quarter of 2016 and 14% in the first nine months of 2016 from the comparable prior year periods. While we believe the MH industry has several hurdles to overcome related to the lack of financing alternatives, current credit standards and requirements, slow job growth, and limited access to the asset backed securities market, we are optimistic about the long-term potential in this industry as pent up demand continues based on improving consumer credit, rising rents, and capacity constraints in multi-family housing.

In addition, we also expect to see continued year-over-year improvement with limited risk in the near term and believe the long-term market outlook remains positive, especially given historical trends when compared to residential housing starts. We believe we are well positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH focused locations, and our current content per unit levels.
Industrial Market
The industrial market, which accounted for 12% of our nine months 2016 sales, and is comprised primarily of the kitchen cabinet industry, retail and commercial fixtures market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting both acquisition and organic growth, increased penetration in the markets we serve, and a focus on opportunities in the commercial markets. In addition, our regional kitchen cabinet business grew during the third quarter primarily due to growth in residential construction and in the remodeling markets. We estimate approximately 50% of our industrial revenue base was directly tied to the residential housing market in the first nine months of 2016 where new housing starts increased approximately 4% compared to the prior year period (as reported by the U.S. Department of Commerce). The remaining 50% of our industrial business is directly tied to the commercial markets, mainly in the commercial and institutional fixtures market. Our sales to the industrial market generally lag new residential housing starts by six to nine months.

We continue to diversify our industrial business and have targeted certain sales efforts towards: (1) market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, commercial, hospitality, office and furniture markets; (2) introducing new product lines via acquisition; and (3) new product development and penetration of adjacent markets and new geographic regions. In particular, in the first nine months of 2016, we saw an approximate 7% growth in our commercial and institutional fixtures sales year over year. As a result, we have seen a shift in our product mix, which has had a positive impact on revenue from the industrial markets. In addition, we believe that projected continued low interest rates and a stable economic environment will continue to positively impact the housing industry for the next several years.

Outlook
In general, we expect the three primary markets that we serve to continue to experience quarter-over-quarter growth for the remainder of 2016 with full year seasonal patterns tracking recent trends. As the RV lifestyle continues to attract new buyers to the market, the RVIA currently forecasts that RV unit shipment levels in 2016 will increase approximately 8% over prior year levels, and market conditions, retail sentiment and demand, and dealer inventory levels point towards slow and steady growth for the 2017 fiscal year. In addition, as of September 29, 2016, the National Association of Home Builders ("NAHB") is forecasting an approximate 5% year-over-year increase in new housing starts for the full year 2016 compared to 2015. Consistent with the improvement in single-family residential housing starts, we anticipate a further increase in production levels in the MH industry in 2016, reflecting improvement in the overall economy. Based on the industry’s current annualized run rates, the Company projects wholesale MH unit shipments for full year 2016 to increase by approximately 14% compared to 2015.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing businesses and similar markets, expanding operations in targeted regional territories, capturing market share, increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda. Key focus areas for the remainder of 2016 include strategic revenue growth, driving improved manufacturing and operating efficiencies, reducing material costs due to improved strategic sourcing, and improving operating income, net income, earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

In conjunction with our overall organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform. In anticipation of continued strong demand in the fourth quarter and in preparation for continued growth into 2017, we launched a strategic capital expenditure program in the third quarter of 2016 centered around investment in facility improvements, increased capacity, and more advanced manufacturing automation. This initiative, which involves an incremental $4.5 million of capital spending that started in the third quarter of 2016 and will continue into 2017, will help ensure we have adequate capacity to meet demand, improve operating efficiencies, and address our customers’ changing needs and buying patterns as they look for new, innovative products in the marketplace. Approximately $1.5 million of the $4.5 million was spent in the third quarter of 2016 with the remaining $3.0 million projected to be incurred in the next two quarters. The current capital plan for full year 2016 includes expenditures of up to approximately $15.0 million, including the strategic capital expenditure program noted above, facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and maintenance capital expenditures at certain of our facilities.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 25, 2016 Compared to 2015
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended		Nine Months Ended
	Sep. 25, 2016	Sep. 27, 2015	Sep. 25, 2016	Sep. 27, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.9	83.7	83.4	83.5
Gross profit	16.1	16.3	16.6	16.5
Warehouse and delivery expenses	3.0	3.1	2.9	3.0
Selling, general and administrative expenses	5.2	5.0	5.0	5.0
Amortization of intangible assets	1.2	1.1	1.1	0.9
Operating income	6.6	7.1	7.7	7.6
Interest expense, net	0.6	0.5	0.6	0.4
Income taxes	2.0	2.4	2.5	2.7
Net income	4.0	4.2	4.5	4.5

Net Sales. Net sales in the third quarter of 2016 increased $89.4 million or 42%, to $304.2 million from $214.8 million in the third quarter of 2015. The increase was attributable to a 43% increase in the Company’s revenue from the RV industry, a 26% increase in revenue from the MH industry, and a 50% increase in revenue from the industrial markets.

Net sales in the first nine months of 2016 increased $226.3 million or 34%, to $898.0 million from $671.7 million in the prior year period. The increase was attributable to a 33% increase in the Company’s revenue from the RV industry, a 25% increase in revenue from the MH industry, and a 46% increase in revenue from the industrial markets.

The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2016: Parkland Plastics, Inc. (“Parkland”), The Progressive Group (“Progressive”), Cana Holdings, Inc. (“Cana”), Mishawaka Sheet Metal, LLC (“MSM”), Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”), BH Electronics, Inc. (“BHE”) and the incremental revenue contributions of the 2015 acquisitions: Better Way Partners, LLC d/b/a Better Way Products (“Better Way”), Structural Composites of Indiana, Inc. (“SCI”), and North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”). The sales improvement in the third quarter and first nine months of 2016 is also attributable to: (i) increased RV, MH, and industrial market penetration; (ii) improved commercial and institutional fixtures sales in the industrial market; (iii) an increase in wholesale unit shipments in the RV and MH industries; and (iv) improved residential housing starts.

Revenue in the third quarter of 2016 and 2015 included $32.9 million and $26.1 million, respectively, related to the acquisitions completed in each of those periods. For the first nine months of 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $52.9 million and $46.4 million, respectively.

Partially offsetting this revenue growth, particularly in the RV industry, in both the third quarter and first nine months of 2016, was the continued mix shift towards a larger concentration of entry level and lower priced units, particularly related to travel trailers in the towables sector of the industry, which negatively impacted our content per unit growth.

The Company’s RV content per unit (on a trailing twelve-month basis) for the third quarter of 2016 increased approximately 20% to $2,085 from $1,739 for the third quarter of 2015. The MH content per unit (on a trailing twelve-month basis) for the third quarter of 2016 increased approximately 5% to an estimated $1,911 from $1,820 for the third quarter of 2015. In the third quarter of 2016, we began to see improvement in the organic growth of our RV content per unit, reflecting the anniversary of the mix shift toward smaller, less expensive units that the RV industry started to experience in the second quarter of 2015, as well as strong growth in shipments during the quarter of fifth wheels which have higher per unit content.

The RV industry, which represented 73% and 75% of the Company’s sales in the third quarter and first nine months of 2016, respectively, saw wholesale unit shipments increase by approximately 19% and 14%, respectively, in those periods compared to 2015. The Company estimates that the MH industry, which represented 14% of the Company’s sales in the third quarter and 13% in the first nine months of 2016, experienced an estimated 5% and 14% increase in wholesale unit shipments in those periods, respectively, compared to the prior year periods. The industrial market sector accounted for approximately 13% of the Company’s sales in the third quarter and 12% of sales in the first nine months of 2016. We estimate that approximately 50% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 4% in the first nine months of 2016 compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $75.5 million or 42%, to $255.3 million in the third quarter of 2016 from $179.8 million in 2015. As a percentage of net sales, cost of goods sold increased during the third quarter of 2016 to 83.9% from 83.7% in 2015. For the first nine months of 2016, cost of goods sold increased $187.7 million million or 33%, to $748.5 million from $560.8 million in the prior year period. For the first nine months of 2016, cost of goods sold as a percentage of net sales decreased to 83.4% from 83.5% in the prior year period.

Cost of goods sold as a percentage of net sales was negatively impacted during the third quarter of 2016 by RV wholesale shipments in excess of expected seasonal demand patterns, which when combined with the operational complexities related to the model year changeovers that traditionally occur in the third quarter, generated certain internal capacity constraints and labor inefficiencies related to overtime and employee turnover, particularly in our Midwest facilities. For the first nine months of 2016, cost of goods sold as a percentage of net sales was positively impacted by increased revenue relative to our overall fixed overhead costs, the impact of the timing of acquisitions completed during 2015 and 2016, and the addition of new higher margin product lines. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.

Gross Profit. Gross profit increased $13.9 million or 39%, to $48.9 million in the third quarter of 2016 from $35.0 million in 2015. For the nine months periods, gross profit increased $38.7 million or 35%, to $149.5 million in 2016 from $110.8 million in 2015. As a percentage of net sales, gross profit decreased to 16.1% in the third quarter of 2016 from 16.3% in the same period in 2015, and increased to 16.6% in the first nine months of 2016 from 16.5% in the prior year period. The improvement in gross profit dollars and the impact to the percentage of net sales in both the third quarter and first nine months of 2016 compared to 2015 reflected the impact of the factors discussed above under “Cost of Goods Sold.”

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $2.5 million or 37%, to $9.2 million in the third quarter of 2016 from $6.7 million in 2015. For the first nine months, warehouse and delivery expenses increased $6.0 million or 30%, to $26.2 million in 2016 from $20.2 million in 2015. As a percentage of net sales, warehouse and delivery expenses were 3.0% and 3.1% in the third quarter of 2016 and 2015, respectively. For the nine months periods, warehouse and delivery expenses were 2.9% and 3.0% of net sales for 2016 and 2015, respectively.

The decrease in warehouse and delivery expenses as a percentage of net sales in both the third quarter and first nine months of 2016 reflected the impact of increased direct ship business in our Distribution segment, a reduction in fuel costs, the impact of acquisitions completed in 2015 and 2016 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage, and more efficient utilization per delivery truckload. We expect the current reduced level of fuel costs, if sustained throughout the remainder of 2016, to positively impact our warehouse and delivery expense.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $5.1 million or 47%, to $15.9 million in the third quarter of 2016 from $10.8 million in 2015. For the first nine months, SG&A expenses increased

$11.3 million or 34%, to $44.9 million in 2016 from $33.6 million in 2015. The net increase in SG&A expenses in the third quarter and first nine months of 2016 compared to the prior year periods primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees. As a percentage of net sales, SG&A expenses were 5.2% in the third quarter of 2016 compared to 5.0% in the third quarter of 2015. For the comparable nine months periods, SG&A expenses were 5.0% of net sales for both 2016 and 2015.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.3 million and $3.7 million in the third quarter and first nine months of 2016, respectively, compared to the prior year periods, primarily reflecting the impact of the acquisitions completed in 2015 (Better Way, SCI and North American) and in the first nine months of 2016 (Parkland, Progressive, Cana, MSM, LS Mfg. and BHE). In the aggregate, in conjunction with the 2015 and 2016 acquisitions, the Company recognized an estimated $91.4 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $4.9 million or 32%, to $20.1 million in the third quarter of 2016 from $15.2 million in 2015. For the first nine months, operating income increased $17.6 million or 34%, to $68.7 million in 2016 from $51.1 million in 2015. As a percentage of net sales, operating income decreased to 6.6% in the third quarter of 2016 from 7.1% in the same period in 2015. For the first nine months of 2016 and 2015, operating income was 7.7% and 7.6% of net sales, respectively. Operating income in the third quarter of 2016 and 2015 included $3.5 million and $2.9 million, respectively, attributable to the acquisitions completed in each of those periods. For the first nine months of 2016 and 2015, operating income attributable to acquisitions completed in each of those periods was $5.8 million and $5.9 million, respectively. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $0.7 million to $1.9 million in the third quarter of 2016 from $1.2 million in the prior year. For the first nine months, interest expense increased $2.3 million to $5.2 million in 2016 from $2.9 million in 2015. The change in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the third quarter and first nine months of 2016.

Income Taxes. The Company recorded income taxes at an estimated effective rate of 33.9% and 35.9% in the third quarter and first nine months of 2016, respectively. For the comparable 2015 periods, the estimated effective tax rate was 36.3% and 37.5%, respectively. The reduction in the effective rate for the 2016 periods primarily reflected the use of higher tax credits. As we continue to refine our state income tax estimates, which are impacted by shifts in apportionment factors among states as a result of recent acquisition activity and other factors, we could experience fluctuations in our combined effective income tax rate from period to period and for the remainder of 2016.

In the first nine months of 2016 and 2015, the Company realized approximately $1.3 million and $1.1 million, respectively, of excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014, respectively. These tax benefits were recorded to shareholders’ equity upon realization in 2016 and 2015.

Net Income. Net income for the third quarter of 2016 was $12.0 million or $0.79 per diluted share compared to $9.0 million or $0.58 per diluted share for 2015. For the first nine months, net income was $40.8 million or $2.68 per diluted share in 2016 compared to $30.2 million or $1.95 per diluted share for 2015. The changes in net income for both the third quarter and first nine months of 2016 reflect the impact of the items previously discussed.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, simulated wood and stone products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-

based flooring and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, and slotwall panels and components.

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

Third Quarter and Nine Months Ended September 25, 2016 Compared to 2015

General

In the discussion that follows, sales attributable to the Company’s operating segments include intersegment sales and gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation to consolidated operating income is presented in Note 12 to the Condensed Consolidated Financial Statements.

	Third Quarter Ended		Nine Months Ended
(thousands)	Sep. 25, 2016	Sep. 27, 2015	Sep. 25, 2016	Sep. 27, 2015
Sales
Manufacturing	$255,718	$173,733	$749,201	$533,071
Distribution	55,017	46,148	168,331	154,493

Gross Profit
Manufacturing	39,137	27,962	123,739	88,158
Distribution	9,527	7,064	28,236	23,725

Operating Income
Manufacturing	23,578	17,243	80,990	56,775
Distribution	3,781	2,522	11,295	9,377

Manufacturing

Sales. Sales increased $82.0 million or 47%, to $255.7 million in the third quarter of 2016 from $173.7 million in 2015. In the first nine months of 2016, sales increased $216.1 million or 41%, to $749.2 million from $533.1 million in the first nine months of 2015. This segment accounted for approximately 82% of the Company’s consolidated net sales for the third quarter and first nine months of 2016, and 79% for the third quarter and 77% for the first nine months of 2015. In the third quarter of 2016, the sales increase reflected a 51% increase in the Company’s revenue from the RV industry, a 44% increase in revenue from the MH industry, and a 30% increase in revenue from the industrial markets. On a year-to-date basis, the sales increase reflected a 42%, 42% and 30% increase in the Company’s revenue from the RV industry, MH industry and industrial markets, respectively.

Revenue in the third quarter of 2016 and 2015 included $27.7 million and $26.1 million, respectively, attributable to the acquisitions completed in each of those periods. For the first nine months of 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $40.9 million and $46.4 million, respectively. The sales improvement was also attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved commercial and institutional fixtures business in the industrial markets. Partially offsetting this revenue growth, particularly in the RV industry, in both the third quarter and first nine months of 2016, was the continued mix shift towards a larger concentration of entry level and lower priced units, particularly related to travel trailers in the towables sector of the industry, which negatively impacted our content per unit growth.

Gross Profit. Gross profit increased $11.1 million to $39.1 million in the third quarter of 2016 from $28.0 million in the third quarter of 2015. As a percentage of sales, gross profit decreased to 15.3% in third quarter 2016 from 16.1% in 2015. For the nine months periods, gross profit increased $35.5 million to $123.7 million in 2016 from $88.2 million in 2015. As a percentage of sales, gross profit was flat at 16.5% in both the first nine months of 2016 and 2015. The decline in gross profit as a percentage of sales for the third quarter of 2016 primarily reflected the impact of RV wholesale shipments in excess of expected seasonal demand patterns, which when combined with the operational complexities related to the model year changeovers, generated certain internal capacity constraints and labor inefficiencies related to overtime and employee turnover, particularly in our Midwest facilities. In addition, gross profit as a percentage of sales for both the third quarter and the first nine months of 2016 benefited from: (i) the addition of new, higher margin product lines; (ii) the impact of acquisitions completed during 2015 and 2016; and (iii) higher revenue relative to overall fixed overhead costs.

Operating Income. Operating income increased $6.4 million to $23.6 million in the third quarter of 2016 from $17.2 million in the prior year. For the nine months periods, operating income increased $24.2 million to $81.0 million in 2016 from $56.8 million in 2015. The improvement in operating income primarily reflects the changes in gross profit mentioned above. Operating income in the third quarter of 2016 and 2015 included $3.4 million and $2.9 million, respectively, attributable to the acquisitions completed in each of those periods. For the first nine months of 2016 and 2015, operating income attributable to acquisitions completed in each of those periods was $5.3 million and $5.9 million, respectively.

Distribution

Sales. Sales increased $8.9 million or 19%, to $55.0 million in the third quarter of 2016 from $46.1 million in 2015. In the first nine months of 2016, sales increased $13.8 million or 9%, to $168.3 million from $154.5 million in the first nine months of 2015. This segment accounted for approximately 18% of the Company’s consolidated net sales for both the third quarter and first nine months of 2016, and 21% for the third quarter and 23% for the first nine months of 2015. The sales increase in both the third quarter and first nine months of 2016 largely reflected an increase in the Company’s revenue from the industrial markets.

The acquisition of Progressive, which was completed in the latter half of the first quarter of 2016, contributed approximately $5.2 million and $12.0 million to total sales in the Distribution segment in the third quarter and first nine months of 2016, respectively. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment.

Gross Profit. Gross profit increased $2.4 million to $9.5 million in the third quarter of 2016 from $7.1 million in the third quarter of 2015. As a percentage of sales, gross profit increased to 17.3% in the third quarter of 2016 from 15.3% in 2015. For the nine months periods, gross profit increased $4.5 million to $28.2 million in 2016 from $23.7 million in 2015. As a percentage of sales, gross profit increased to 16.8% in the first nine months of 2016 from 15.4% in the same period in 2015. The increase in gross profit as a percentage of sales for both the third quarter and first nine months of 2016 is primarily attributable to the strategic exit of certain negative or lower margin product lines within several of our distribution businesses.

Operating Income. Operating income increased $1.3 million to $3.8 million in the third quarter of 2016 from $2.5 million in the prior year. For the nine months periods, operating income increased $1.9 million to $11.3 million in 2016 from $9.4 million in 2015. The acquisition of Progressive contributed approximately $0.1 million and $0.5 million to total operating income in the Distribution segment in the third quarter and first nine months of 2016, respectively. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on operating income in the Distribution segment. The change in operating income is primarily attributable to the items discussed above.

Unallocated Corporate Expenses
Unallocated corporate expenses in the third quarter of 2016 increased $1.4 million to $3.6 million from $2.2 million in the comparable prior year period. In the first nine months of 2016, unallocated corporate expenses increased $4.9 million to $13.9 million from $9.0 million in the first nine months of 2015. Unallocated corporate expenses in both the third quarter of 2016 and the first nine months of 2016 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2015 and 2016 acquisitions.

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

Net cash provided by operating activities was $49.7 million in the first nine months of 2016 compared to $25.3 million in 2015. Net income was $40.8 million in the first nine months of 2016 compared to $30.2 million in 2015. Net of acquisitions, trade receivables increased $27.2 million in the first nine months of 2016 and $17.6 million in the same period of 2015, reflecting increased sales levels and seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2016, 2015 and 2014, as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of $17.7 million and $16.7 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended September 25, 2016 and September 27, 2015, respectively.

The $23.4 million net increase in accounts payable and accrued liabilities in the first nine months of 2016 and the $0.6 million net increase in the comparable 2015 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $6.7 million and $23.2 million in the third quarter and first nine months of 2016, respectively. For the comparable periods in 2015, the Company paid income taxes of $6.3 million and $18.3 million, respectively. The Company had various state net operating loss carry forwards (“NOLs”) of approximately $0.7 million at December 31, 2015, of which approximately $0.4 million were remaining to be utilized as of September 25, 2016. The Company estimates that it will utilize a majority of the remaining state NOLs by the end of 2016. In 2016 and 2015, the Company made quarterly estimated tax payments consistent with its expected annual 2016 and 2015 federal and state income tax liability.

In the first nine months of 2016 and 2015, the Company realized $1.3 million and $1.1 million, respectively, of additional taxable deductions related to excess tax benefits on stock-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014, respectively. These tax benefits were recorded to shareholders’ equity upon realization in the first nine months of 2016 and 2015.

Investing Activities
Investing activities used cash of $122.7 million in the first nine months of 2016 primarily to fund the Parkland, Progressive, Cana, MSM, LS Mfg. and BHE acquisitions for $112.1 million in the aggregate, and for capital expenditures of $10.9 million, of which $1.5 million was related to the strategic capital expenditure program the Company initiated in the third quarter of 2016. Investing activities used cash of $143.1 million in the first nine months of 2015 primarily to fund the Better Way, SCI and North American acquisitions for $139.2 million in the aggregate, and for capital expenditures of $4.7 million.

Our current operating model forecasts capital expenditures for fiscal 2016 of up to approximately $15.0 million, including the strategic capital expenditure program noted above, as well as facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and maintenance capital expenditures at certain of our facilities.

Financing Activities
Net cash flows provided by financing activities were $74.4 million in the first nine months of 2016 compared to $119.1 million in the comparable 2015 period. As of September 25, 2016, availability under the 2015 Revolver (as defined herein), net of cash on hand, was $76.3 million.

Incremental borrowings related to the Term Loan (as defined herein) and net borrowings on the 2015 Revolver were $81.7 million in the aggregate in the first nine months of 2016. These borrowings were primarily used to fund the Parkland, Progressive, Cana, MSM, LS Mfg. and BHE acquisitions, stock repurchases and capital expenditures, totaling $127.6 million in the aggregate.

Total borrowings related to the Term Loan and net borrowings on the 2015 Revolver were $126.4 million in the aggregate in the first nine months of 2015. These borrowings were primarily used to fund the Better Way, SCI, and North American acquisitions, stock repurchases and capital expenditures, totaling $149.5 million in the aggregate.

In addition, the Company paid down $5.4 million and $2.7 million in principal on its Term Loan in the first nine months of 2016 and 2015, respectively. At the beginning of the fourth fiscal quarter of 2016 and 2015, approximately $3.9 million and $2.7 million, respectively, was paid down on the Term Loan in accordance with the Company's scheduled debt service requirements.

In the first nine months of 2016 and 2015, the Company repurchased shares of its common stock for a total cost of $4.7 million and $5.7 million, respectively. See Note 13 to the Condensed Consolidated Financial Statements for additional details. In addition, cash flows from financing activities included $1.9 million of proceeds received from the exercise of stock options in both 2016 and 2015.

Cash flows related to financing activities in the first nine months of 2016 and 2015 also included $1.3 million and $1.1 million, respectively, related to the realization of excess tax benefits on stock-based compensation. See the related discussion above under “Cash Flows – Operating Activities” for additional details.

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

At September 25, 2016, the Company had $90.6 million outstanding under the Term Loan and $190.2 million under the 2015 Revolver.

Pursuant to the 2015 Credit Agreement, the financial covenants include: (a) a required maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

As of and for the September 25, 2016 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 25, 2016 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.97
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.12

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at September 25, 2016; and (3) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

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

As of September 25, 2016, the availability under the 2015 Revolver, net of cash on hand, was $76.3 million. Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $360.0 million and are subject to variable rates of interest. For the first nine months of 2016 and for the fiscal year ended December 31, 2015, we were in compliance with all of our debt covenants under the terms of the credit agreement in effect at each reporting date.

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

Debt Obligations
At September 25, 2016, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.8 million, assuming average borrowings, including the Term Loan, subject to variable rates of $280.9 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the Term Loan) at September 25, 2016 subject to variable rates.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first nine months of 2016. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 25, 2016 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities

In January 2016, the Company fully utilized the authorization under its previous repurchase plan originally announced in 2013, and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). In the first nine months of 2016, the Company repurchased 40,102 shares at an average price of $44.93 for a total cost of $1.8 million under the 2016 Repurchase Plan. There were no stock repurchases in the third quarter of 2016.

In the period from September 26, 2016 through October 21, 2016, there were no additional repurchases made of the Company's common stock. As of October 21, 2016, there was $48.2 million available to be repurchased under the authorized stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 3, 2016	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 3, 2016	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer