Form 10-K
period 2016-12-31
PATRICK INDUSTRIES INC
filed 2017-02-28
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 24, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $751,521,276. As of February 17, 2017, there were 15,379,586 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2017 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2016
FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (the “Company” or "Patrick") and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.
There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A. These factors include, without limitation, the impact of any economic downturns especially in the residential housing market, a decline in consumer confidence levels, pricing pressures due to competition, costs and availability of raw materials, the imposition of restrictions and taxes on imports of raw materials and components used in our products, information technology performance and security, the availability of commercial credit, the availability of retail and wholesale financing for residential and manufactured homes, the availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, retention and concentration of significant customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company's core businesses, the seasonality and cyclicality in the industries to which our products are sold, realization and impact of efficiency improvements and cost reductions, the successful integration of acquisitions and other growth initiatives, increases in interest rates and oil and gasoline prices, adverse weather conditions impacting retail sales, our ability to remain in compliance with our credit agreement covenants, and general economic, market and political conditions. In addition, national and regional economic conditions may affect the retail sale of recreational vehicles and residential and manufactured housing. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2016.
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
Unless the context otherwise requires, the terms "Company," "Patrick," "we," "our," or "us" refer to Patrick Industries, Inc. and its subsidiaries.
Company Overview
Patrick Industries, Inc. was founded in 1959 and incorporated in the state of Indiana in 1961. Patrick is a major manufacturer of component products and distributor of building products and materials serving original equipment manufacturers (“OEMs”) primarily in the recreational vehicle (“RV”) and manufactured housing (“MH”) industries. The Company also supplies products to adjacent industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine, and other industrial markets. The majority of the Company’s industrial customers are generally directly linked to the residential housing markets. At December 31, 2016, Patrick maintained 56 manufacturing plants and 22 warehouse and distribution facilities in 16 states.

The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing plants of its customers. The Manufacturing and Distribution segments accounted for 82% and 18% of the

Company’s consolidated net sales for 2016, respectively. Financial information about these operating segments is included in Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

The Company’s strategic and capital allocation strategy is to optimally manage and utilize its resources and leverage its platform of operating brands to continue to grow its business. Through strategic acquisitions, expansion geographically and into new product lines, investment in infrastructure and capital expenditures, Patrick seeks to ensure that its operating network contains both capacity and technology to support anticipated growth needs, to effectively respond to changes in inventory and sales levels, and to successfully integrate manufacturing, distribution and administrative functions.

The Company’s principal executive and administrative offices are located at 107 West Franklin Street, Elkhart, Indiana 46515; telephone number (574) 294-7511; Internet website address: www.patrickind.com. The information on Patrick's website is not incorporated by reference into this Form 10-K. The Company makes available free of charge through the website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Major Product Lines
Patrick manufactures and distributes a variety of products within its operating segments including:

Manufacturing

•	Decorative vinyl and paper laminated panels

•	Solid surface, granite and quartz countertops

•	Fabricated aluminum products

•	Wrapped vinyl, paper and hardwood profile mouldings

•	Slide-out trim and fascia

•	Cabinet doors and components

•	Hardwood furniture

•	Fiberglass bath fixtures

•	Fiberglass and plastic component products including front and rear caps and marine helms

•	Softwoods lumber

•	Interior passage doors

•	RV painting

•	Slotwall panels and components and other

Distribution

•	Pre-finished wall and ceiling panels

•	Drywall and drywall finishing products

•	Electrical systems components

•	Wiring, electrical and plumbing products

•	Electronics and audio systems components

•	Cement siding

•	Raw and processed lumber

•	Fiber reinforced polyester (“FRP”) products

•	Interior passage doors

•	Roofing products

•	Laminate and ceramic flooring

•	Shower doors

•	Furniture

•	Fireplaces and surrounds

•	Interior and exterior lighting products

•	Other miscellaneous products

Approximately 80% of our consolidated net sales in both 2016 and 2015 were from sales of decorative interior products and components, consisting primarily of manufactured panels, mouldings and trim, hardwood and pressed doors, furniture, fascia, countertops, and fiberglass products.

Primary Markets
Patrick manufactures and distributes its building products and interior decorative component products for use primarily by the RV and MH industries. Operating facilities that supply the Company’s products are strategically located in proximity to the customers they serve. The Company’s sales by market are as follows:

	2016	2015
RV	75%	75%
MH	13%	14%
Industrial	12%	11%
Total	100%	100%

Recreational Vehicles
According to the Recreation Vehicle Industry Association, as noted in its December 2016 Recreation Vehicle Market Report (the "RVIA"), RV industry conditions continued to improve as 2016 marked the seventh consecutive annual increase in RV wholesale unit shipments. Total RV industry shipments rose 15% compared to 2015, with shipments reaching a total of 430,691 units. The principal types of recreational vehicles include (1) towables: conventional travel trailers, folding camping trailers, fifth wheel travel trailers, and truck campers; and (2) motorized: motor homes. The Company estimates that its mix of RV revenues related to towable units and motorized units is consistent with the overall RV production mix. In 2016 and 2015, towable and motorized unit shipments represented approximately 87% and 13%, respectively, of total RV wholesale shipments. The towable sector increased 15% in 2016 over the prior year and the motorized sector rose 16% per the RVIA.

The Company’s RV products are sold primarily to major manufacturers of RVs, smaller OEMs, and to a lesser extent, manufacturers in adjacent industries. The RV market is primarily dominated by Thor Industries, Inc. ("Thor") and Forest River, Inc. ("Forest River") which combined held 86% of retail market share for towables and 63% for motorized units as reported per Statistical Surveys, Inc. for 2016 ("SSI").

Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income can have a negative impact on this market. The Company believes that industry-wide retail sales and the related production levels of RVs will continue to be dependent on the overall strength of the economy, consumer confidence levels, equity securities market trends, the level of disposable income, and other demographic trends.

Demographic and ownership trends continue to point to favorable market growth in the long term, as there is a culture shift toward outdoor activities, with a large segment of the population’s “millennials” embracing this outdoor lifestyle and entering into the RV marketplace. In addition, the number of “baby-boomers” reaching retirement age is steadily increasing, and the RV owning population in the 35-54 year-old demographic continues to grow.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Manufactured Housing
The Company’s manufactured housing products are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, to manufacturers in adjacent industries. Major MH customers include Clayton Homes, Cavco Industries, Inc., and Champion Home Builders. In the aggregate, these manufacturers produced 65% of MH market retail unit shipments in 2016 per SSI.

Although wholesale unit shipments have increased in the MH industry from a low of approximately 50,000 units in 2009 to 81,169 units in 2016, they are still trending well below historical levels. While sales growth in the MH industry continues to be constrained by the lack of financing alternatives and credit availability in the short term, the Company believes there is significant upside potential for this market in the long term based upon current demographic trends, including multi-family housing capacity, new home pricing, improving credit and financing conditions, and improved consumer savings levels.

Factors that may favorably impact production levels in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.

Detailed narrative information about the Company’s sales to the MH industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Industrial Markets
The Company estimates that approximately 50% of its industrial net sales in 2016 was associated with the U.S. residential housing market. The Company believes that there is a direct correlation between the demand for its products in this market and new residential housing construction and remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by six to nine months and will vary based on differences in regional economic prospects.

Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, office and household furniture, fixtures and commercial furnishings, and marine markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for the Company to diversify its customer base. Additionally, other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. Over the past three years, the residential housing market in particular has shown signs of improvement across the country and that trend is expected to continue in 2017.

Strategic Acquisitions
The Company is focused on driving growth in each of its primary markets through the acquisition of companies with strong management teams having a strategic fit with Patrick’s core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand its existing businesses. The Company may explore strategic acquisition opportunities that are not directly tied to the three primary markets it serves in order to further leverage its core competencies in manufacturing and distribution and to diversify its end market exposure and presence.

From 2014 to 2016, the Company invested approximately $351 million to complete 14 acquisitions involving 19 companies, which directly complemented its core competencies and product lines. See Note 4 to the Consolidated Financial Statements included in this Form 10-K for a description of the 2014 and 2015 acquisitions.

In 2016, the Company invested approximately $139 million to complete seven acquisitions involving eight companies:

•
Parkland Plastics, Inc. ("Parkland") Parkland is a fully integrated designer and manufacturer of innovative polymer-based products including wall panels, lay-in ceiling panels, coated and rolled floors, protective moulding, and adhesives and accessories, used in a wide range of applications primarily in the RV, architectural and industrial markets. The net purchase price for Parkland was $25.2 million.

•
The Progressive Group ("Progressive") Progressive is a distributor and manufacturer's representative for major name brand electronics to small, mid-size and large retailers, distributors, and custom installers, primarily serving the auto and home electronics, retail, custom integration and commercial channels. The net purchase price for Progressive was $10.9 million.

•
Cana Holdings, Inc. ("Cana") Cana is a custom cabinetry manufacturer, primarily serving the MH industry and the residential, hospitality and institutional markets. The net purchase price for Cana was $16.5 million.

•
Mishawaka Sheet Metal, LLC ("MSM") MSM is a fabricator of a wide variety of aluminum and steel products primarily serving the RV and industrial markets. The net purchase price for MSM was $14.0 million.

•
Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. ("LS Mfg.") LS Mfg. is a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry as well as certain industrial markets. The net purchase price for LS Mfg. was $11.2 million.

•
BH Electronics, Inc. ("BHE") BHE is a major designer, engineer and manufacturer of custom thermoformed dash panel assemblies, center consoles and trim panels, complete electrical systems, and related components and parts, primarily for recreational boat manufacturers in the U.S. The net purchase price for BHE was $35.0 million.

•
Sigma Wire International, LLC ("Sigma") and KRA International, LLC ("KRA") (together, "Sigma/KRA") Sigma is a manufacturer of a wide range of PVC insulated wire and cable products primarily for the RV and marine markets.  KRA, which operates primarily in the RV and industrial markets, is a manufacturer of wire harnesses and associated assemblies for RVs, commercial vehicles, lawn care equipment, marine products, the defense industry, and automotive aftermarket products. The combined net purchase price for Sigma/KRA was $26.1 million.

Competition
The RV and MH industries are highly competitive, both among manufacturers and the suppliers of RV and MH components. The barriers to entry for each industry are generally low and include compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. In addition, the Company competes with manufacturers of manufactured homes with vertically integrated operations. Across the Company’s range of products and services, competition exists primarily on price, product features and innovation, quality and customer service. Several competitors compete with Patrick in each product line on a regional and local basis. However, in order for a competitor to compete with Patrick on a national basis, the Company believes that a substantial capital commitment and investment in personnel and facilities would be required. The industrial markets that it serves are also highly competitive.

Operations
Capacity
Patrick has the ability to fill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Capital expenditures for 2016 consisted of $15.4 million of investments to upgrade facilities, increase capacity, and provide more advanced manufacturing automation. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations.

Plant Expansions
The Company focused on facility and capacity expansions in 2016 to align with core OEM expansions. With this focus, the Company capitalized on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market by:

•	Opening a new solid surface countertop manufacturing facility in Southern California;

•	Opening two new facilities in the Pacific Northwest, in Oregon and Idaho, to provide laminated products and interior doors;

•	Opening a new countertop manufacturing facility in Mississippi; and

•	Increasing capacity and footprint in Pennsylvania to support growing industrial market opportunities in the Northeast.

In 2017, the Company plans to continue to focus on expansion and efficiency efforts with current plans to open a new softwoods operations in Texas and a fiberglass operation in California.

Branding
New product development is a key component of the Company’s efforts to grow its market share and revenue base, adapt to changing market conditions, and proactively address customer demand. The Company has expanded its product and service offerings with the integration of new and innovative product lines into its operations that bring additional value to customers and create additional scale advantages.

The Studio
In March 2016, the Company opened The Studio, its new Design/Innovation Center and Showroom located in Elkhart, Indiana. The Studio presents the latest design trends and products in the markets served by Patrick, and provides a creative environment for customers to design products and enhance their brand.  The 45,000 square foot facility includes a 25,000 square foot showroom devoted to the display of products, capabilities and services offered by each of Patrick’s business units, in addition to offices and conference rooms. The Company’s specialized team of designers, engineers and graphic artists works with RV, MH and industrial customers to meet their creative design and product needs, including creating new styles and utilizing new colors, patterns, products, and wood types for panels and mouldings, cabinet doors, furniture, lighting and other products. Other services provided at The Studio include product development, 3D CAD illustration, 3D printing, photography and marketing.

Operating Brands
Through its operating brands, the Company provides customers with specific product knowledge, expertise and support that is tailored to their needs. The Company strives to be the supplier of choice for its customers by elevating the customer purchasing experience with expert product line managers, support staff and strategic partnerships for each operating brand, which help drive efficiency and maximize value for its customers.

Primary product brands include:

•	Adorn

•	Custom Vinyls

•	Patrick Distribution

•	AIA Countertops

•	Quest Audio Video

•	Interior Components Plus

•	Gravure Ink

•	Praxis Group

•	Décor Manufacturing

•	Gustafson Lighting

•	Creative Wood Designs

•	Middlebury Hardwood Products

•	Frontline Manufacturing

•	Premier Concepts

•	West Side Furniture

•	Precision Painting

•	Carrera Custom Painting

•	Millennium Paint

•	Foremost Fabricators

•	PolyDyn3

•	Charleston

•	Better Way Products

•	Structural Composites of Indiana

•	North American Forest Products

•	North American Moulding

•	Parkland Plastics

•	Progressive Group

•	Cana Cabinetry

•	Mishawaka Sheet Metal

•	L.S. Manufacturing

•	BH Electronics

•	Sigma Wire

•	KRA International
In addition, our industrial markets sector cross sells existing product lines and launches new products that are targeted to serve unique, consumer-driven channels under the Decorative Dynamics brand name.
Patrick has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Marketing and Distribution
As of December 31, 2016, the Company had over 1,100 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Each of Forest River and Thor has multiple businesses and brands that operate independently under the parent company and therefore, purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 60% and 61% of our consolidated net sales, for the years ended December 31, 2016 and 2015, respectively.

The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand at all times for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 18% and 19% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2016 and 2015, respectively. Typically there is a one to two-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no significant backlog of orders. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.

Raw Materials
Patrick has arrangements with certain suppliers that specify exclusivity in certain geographic areas, pricing structures and rebate agreements among other terms. During the year ended December 31, 2016, the Company purchased approximately 46% of its raw materials and distributed products from 20 different suppliers. The five largest suppliers accounted for approximately 22% of the Company's total purchases.

Raw materials are primarily commodity products, such as lauan, gypsum, particleboard and other lumber products, aluminum, resin, fiberglass and overlays, among others which are available from many suppliers. Our customers do not maintain long-term supply contracts, and therefore, the Company bears the risk of accurate advanced estimation of customer orders. Its sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect its major suppliers. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that are utilized and distributed from quarter-to-quarter.

The Company continually explores alternative sources of raw materials and components, both domestically and from outside the United States ("U.S."). Alternate sources of supply are available for all of its material purchases.

Regulation and Environmental Quality
The Company’s operations are subject to environmental laws and regulations administered by federal, state, and local regulatory authorities including requirements relating to air, water and noise pollution. Additionally, these requirements regulate the Company's use, storage, discharge and disposal of hazardous chemicals used or generated during specific manufacturing processes.
Select products are subject to various legally binding or voluntary standards. For example, the composite wood substrate materials that Patrick uses to produce products for its customers in the RV marketplace have been certified as to compliance with applicable emission standards developed by the California Air Resources Board ("CARB"). All suppliers and manufacturers of composite wood materials are required to comply with the current CARB regulations.
The Company is certified to sell Forestry Stewardship Council (“FSC”) materials to its customers at certain of its manufacturing branches. The FSC certification provides a link between responsible production and consumption of materials from the world’s forests and it assists the Company’s customers in making socially and environmentally responsible buying decisions on the products they purchase.
Upholstered products and mattresses provided by the Company for RVs must comply with Federal Motor Vehicle Safety Standards regulated by the National Highway Traffic Safety Administration regarding flammability.
The Company also produces and provides products for manufactured homes that must comply with performance and construction regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”).
Seasonality
Manufacturing operations in the RV and MH industries historically have been seasonal and at their highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the September/October timeframe, resulting in dealers delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the third quarter and extending through October, resulting in a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year. In addition, current and future seasonal industry trends may be different from prior years due to the impact of national regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components.
Employees
At December 31, 2016, we had 4,497 employees, 4,028 of which were engaged directly in production, warehousing, and delivery operations; 132 in sales; and 337 in office and administrative activities, which includes purchasing, inventory and production control, customer service, human resources, accounting, and information technology, among others. The Company believes its relations with its employees are good. The Company is not subject to any collective bargaining agreements with its employees.
Executive Officers of the Company
The following table sets forth our executive officers as of December 31, 2016:

Officer	Position	Age
Todd M. Cleveland	Chief Executive Officer	48
Andy L. Nemeth	President	47
Jeffrey M. Rodino	Executive Vice President-Sales and Chief Sales Officer	46
Kip B. Ellis	Executive Vice President-Operations and Chief Operating Officer	42
Joshua A. Boone	Vice President-Finance, Chief Financial Officer and Secretary-Treasurer	37
Courtney A. Blosser	Executive Vice President-Human Resources and Chief Human Resources Officer	50
Todd M. Cleveland was appointed Chief Executive Officer in February 2009. Mr. Cleveland was President of the Company from May 2008 to December 2015, and Chief Operating Officer from May 2008 to March 2013. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn Holdings, Inc. by Patrick in May 2007. Mr. Cleveland has over 26 years of manufactured housing, recreational vehicle, and industrial experience in various leadership capacities.
Andy L. Nemeth was appointed President of the Company in January 2016. Prior to that, Mr. Nemeth was the Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Mr. Nemeth has over 25 years of manufactured housing, recreational vehicle, and industrial experience in various financial and managerial capacities.

Jeffrey M. Rodino was appointed Chief Sales Officer of the Company in September 2016. In addition to this role, Mr. Rodino serves as the Executive Vice President of Sales, a position he has held since December 2011. Prior to that, he was the Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. He was elected an Officer in May 2010. Mr. Rodino has over 23 years of experience in serving the recreational vehicle, manufactured housing and industrial markets.
Kip B. Ellis was appointed Executive Vice President of Operations and Chief Operating Officer of the Company in September 2016.  He was elected an officer in September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016.  Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016.  Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products.  Mr. Ellis has over 20 years of experience serving the recreational vehicle, manufactured housing, industrial and automotive markets.
Joshua A. Boone was appointed Vice President of Finance, Chief Financial Officer and Secretary-Treasurer of the Company in January 2016. He was elected an officer in May 2016. Mr. Boone joined the Company as its Director of Corporate Finance in July 2014. Prior to his role at Patrick, Mr. Boone served as Chief Financial Officer for Pretzels, Inc. from 2012 to 2014 and served in several leadership positions in finance and accounting at Brunswick Corporation from 2007 to 2014.
Courtney A. Blosser was appointed Executive Vice President of Human Resources and Chief Human Resources Officer of the Company in May 2016. Prior to that, Mr. Blosser was the Vice President of Human Resources from October 2009 to May 2016. He was elected an Officer in May 2010. Prior to that, Mr. Blosser served as the Corporate Director-Human Resources of Whirlpool Corporation from 2008 to 2009. Mr. Blosser has over 28 years of operations and human resource experience in various industries.
Website Access to Company Reports
We make available free of charge through our website, www.patrickind.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The charters of our Audit, Compensation, and Corporate Governance and Nominations Committees, our Corporate Governance Guidelines, our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are also available on the “Corporate Governance” portion of our website. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
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
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business, cash flows, financial condition or results of operations in future periods.
Economic and business conditions beyond Patrick's control, including cyclicality and seasonality in the industries it sells products, could lead to fluctuations in and negatively impact operating results.
The RV, MH and industrial markets in which we operate are subject to cycles of growth and contraction in consumer demand, and volatility in production levels, shipments, sales and operating results, due to external factors such as general economic conditions, consumer confidence, employment rates, financing availability, interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary spending. Periods of economic recession and downturns have adversely affected our business and operating results in the past, and have potential to adversely impact our future results. Consequently, the results for any prior period may not be indicative of results for any future period. In addition, fluctuation in demand could adversely affect our management of inventory, which could lead to an inability to meet customer needs or a charge for obsolete inventory.

Sales in the RV and MH industries historically have been seasonal and are generally at the highest levels when the climate is moderate. However, seasonal industry trends in the past several years have differed from prior years, primarily due to volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers. Consequently, future seasonal trends may differ from prior years. In addition, unusually severe weather conditions may impact the timing of industry-wide shipments from one period to another and lead to unanticipated fluctuations in our operating results.
If the financial condition of our customers and suppliers deteriorate, our business and operating results could suffer.
The markets we serve have been highly sensitive to changes in the economic environment. Weakening conditions in the economy, or the lack of available financing in the credit market, could cause the financial condition of our customers and suppliers to deteriorate, which could negatively affect our business through the loss of sales or the inability to meet our commitments. Many of our customers participate in highly competitive markets and their financial condition may deteriorate as a result. In addition, a decline in the financial condition of our customers could hinder our ability to collect amounts owed by customers.
Although we have a large number of customers, our sales are significantly concentrated with two customers, the loss of either of which could have a material adverse impact on our operating results and financial condition.
Two customers in the RV market accounted for a combined 60% of our consolidated net sales in 2016. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
Changes in consumer preferences relating to our products could adversely impact our sales levels and our operating results.
Changes in consumer preferences, or our inability to anticipate changes in consumer preferences for RVs or manufactured homes, or for the products we make could reduce demand for our products and adversely affect our operating results and financial condition.
A significant percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments or reductions in industry growth could reduce demand for our products and adversely impact our operating results and financial condition.
In both 2015 and 2016, the Company's net sales to the RV industry were approximately 75% of consolidated net sales. While the Company measures its RV Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence which was above historical averages in 2016. Future declines in RV unit shipment levels or reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2017 and other future periods.
The manufactured housing and recreational vehicle industries are highly competitive and some of our competitors may have greater resources than we do.
We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products or to produce in-house products that we currently produce. We compete not only with other suppliers to the RV and MH producers, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and countertops. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our distribution arrangements may be adversely impacted.
The greater financial resources or the lower level of debt or financial leverage of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Competitors may develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV and MH industries, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.
Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and manufactured homes, resulting in reduced demand for our products.
Restrictions on the availability of consumer financing for RVs and manufactured homes and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase RVs and manufactured homes, which would result in reduced production of RVs and manufactured homes by our customers, and therefore reduce demand for our products.
Loans used to finance the purchase of manufactured homes usually have shorter terms and higher interest rates, and are more difficult to obtain, than mortgages for site-built homes. Historically, lenders required a higher down payment, higher credit scores and other criteria for these loans. Current lending criteria are more stringent than historical criteria, and many potential buyers of manufactured homes may not qualify.
The availability, cost, and terms of these manufactured housing loans are also dependent on economic conditions, lending practices of financial institutions, government policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers to purchase manufactured homes, resulting in reduced production of manufactured homes by our customers, and therefore reduced demand for our products. In addition, certain provisions of the Dodd-Frank Act, which regulate financial transactions, could make certain types of loans more difficult to obtain, including those historically used to finance the purchase of manufactured homes.
The manufactured housing industry has experienced a significant long-term decline in shipments, which has led to reduced demand for our products.
Our MH Segment, which accounted for 13% of consolidated net sales for 2016, operates in an industry which has experienced a significant decline in production of new homes compared to the last peak production level in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and was exacerbated by economic and political conditions during the financial crisis. Although industry-wide wholesale production of manufactured homes has improved somewhat in recent years, a worsening of conditions in the MH market could have a material adverse impact on our operating results.
Fuel shortages or high prices for fuel could have an adverse impact on our operations.
The products produced by the RV industry typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel, have had a material adverse effect on our business and the RV industry as a whole in the past and could have a material adverse effect on our business in the future.
We are dependent on third-party suppliers and manufacturers.
Generally, our raw materials, supplies and energy requirements are obtained from various sources and in the quantities desired. While alternative sources are available, our business is subject to the risk of price increases and periodic delays in delivery. Fluctuations in prices may be driven by the supply/demand relationship for that commodity, governmental regulation, tariffs or other cross-border taxes, economic conditions in other countries, religious holidays, natural disasters, and other events. In addition, if any of our suppliers seek bankruptcy relief or otherwise cannot continue their business as anticipated, the availability or price of these requirements could be adversely affected.
If we cannot effectively manage the challenges and risks associated with doing business internationally, our revenues and profitability may suffer.
We purchase a significant portion of our raw materials and other supplies from suppliers located in Indonesia, China and Malaysia. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and United States import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic or outbreak or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Recently, the new White House administration, certain members of Congress and key policy makers have suggested the renegotiation of the North American Free Trade Agreement. In addition, the new administration has suggested the adoption of other laws to implement tariffs, border taxes, or other measures that could impact the level of trade between the U.S., Mexico and China. Any such proposals or measures could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results.
Any increased cost and limited availability of certain raw materials may have a material adverse effect on our business and results of operations.
Prices of certain materials, including gypsum, lauan, particleboard, MDF, aluminum and other commodity products, can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and their availability is dependent upon weather conditions, seasonal and religious holidays, political unrest, economic conditions overseas, natural disasters, vessel shipping schedules and port availability. Further, our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed. However, it is not certain future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. Our sales levels and operating results could be negatively impacted by changes in any of these items.
Increases in demand for our products could make it more difficult for us to obtain additional skilled labor, which may adversely impact our operating efficiencies.
In certain geographic regions in which we have manufacturing facilities, we are experiencing shortages of qualified employees, which negatively impacted our cost of goods sold in 2016. Labor shortages and continued competition for qualified employees may increase, especially during improving economic times, the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers more easily.
If demand continues to increase, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our financial condition and operating results.
We may incur significant charges or be adversely impacted by the consolidation and/or closure of all or part of a manufacturing or distribution facility.
We periodically assess the cost structure of our operating facilities to distribute and/or manufacture products in the most efficient manner. We may make capital investments to move, discontinue manufacturing and/or distribution capabilities, or products and product lines, sell or close all or part of additional manufacturing and/or distribution facilities in the future. These changes could result in significant future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows, and financial condition.
We are subject to governmental and environmental regulations, and failure in our compliance efforts, changes to such laws and regulations or events beyond our control could result in damages, expenses or liabilities that individually, or in the aggregate, would have a material adverse effect on our financial condition and results of operations.
Some of our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to various governmental and environmental laws and regulations regarding these substances, as well as environmental requirements relating to air, water and noise pollution. The implementation of new laws and regulations or amendments to existing regulations could significantly increase the cost of the Company’s products. We cannot presently determine what, if any, legislation may be adopted by federal, state or local governing bodies, or the effect any such legislation may have on our customers or us. Failure to comply with present or future regulations could result in fines or potential civil or criminal liability. Both scenarios could negatively impact our results of operations or financial condition.

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
Our level of indebtedness could limit our operational flexibility and harm our financial condition and results of operations.
As of December 31, 2016, we had $273.2 million of total long-term debt outstanding under our $360.0 million revolving credit facility (the “2015 Credit Facility”) that was established pursuant to our current credit agreement, as amended (the “2015 Credit Agreement”).
Our level of indebtedness could have adverse consequences on our future operations, including making it more difficult for us to meet our payments on outstanding debt, and we may not be able to find alternative financing sources to replace our indebtedness in such an event. Our level of indebtedness could: (i) reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limit our ability to obtain additional financing for these purposes; (ii) limit our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business and the industry in which we operate; (iii) place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and (iv) create concerns about our credit quality which could result in the loss of supplier contracts and/or customers. Our ability to satisfy our debt obligations will depend on our future operating performance which may be affected by factors beyond our control.
Our 2015 Credit Agreement contains various financial performance and other covenants. If we do not remain in compliance with these covenants, our 2015 Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.
We have debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us. There can be no assurance that we will maintain compliance with the financial covenants under our 2015 Credit Agreement. These covenants require that we comply with a maximum level of a consolidated total leverage ratio and a minimum level of a consolidated fixed charge coverage ratio. If we fail to comply with the covenants contained in our 2015 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.
Due to industry conditions and our operating results, there have been times in the past when we have had limited access to sources of capital. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.
We depend on our cash balances, our cash flows from operations, and our 2015 Credit Facility to finance our operating requirements, capital expenditures and other needs. If a significant economic recession occurred, such as the recession that impacted the economy in 2007-2010, production of RVs and manufactured homes could decline, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2015 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

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
If we are unable to manage our inventory, our operating results could be materially and adversely affected.
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
Approximately 67% of our total assets as of December 31, 2016 was comprised of goodwill, other intangible assets, and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test our goodwill and intangible assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.
In the future, if sales demand or market conditions change from those projected by management, asset write-downs may be required. Significant impairment charges, although not always affecting current cash flow, could have a material effect on our operating results and financial position.
A variety of factors, many of which are beyond our control, could influence fluctuations in the market price for our common stock.
The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock could fluctuate significantly in response to a number of factors, many of which are beyond our control, including the following:

•	variations in our and our competitors’ operating results;

•	high concentration of shares held by institutional investors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by us or our competitors of technological improvements or new products;

•	the gain or loss of significant customers;

•	additions or departures of key personnel;

•	events affecting other companies that the market deems comparable to us;

•	changes in investor perception of our business and/or management;

•	changes in global economic conditions or general market conditions in the industries in which we operate;

•	sales of our common stock held by certain equity investors or members of management;

•	issuance of our common stock or debt securities by the Company; and

•	the occurrence of other events that are described in these risk factors.

If our information technology systems fail to perform adequately, our operations could be disrupted and could adversely affect our business, reputation and results of operation
We are increasingly dependent on digital technology, including information systems and related infrastructure, to process and record financial and operating data, manage inventory and communicate with our employees and business partners. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing, collection of payments, and other business processes. Our systems are subject to damage or interruption from power outages, telecommunications or internet failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage our business, which could adversely affect our results of operations. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business.
In addition, we may be required to make significant technology investments to maintain and update our existing computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce our operational efficiency.
A cyber incident or data breach could result in information theft, data corruption, operational disruption, and/or financial loss.
Our technologies, systems, networks, and those of our business partners have in the past and may in the future become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of our business operations. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Any cyber-attack on our business could materially harm our business and operating results. On February 3, 2017, certain personally identifiable employee information for all of the Company's current and former employees for calendar year 2016 was inadvertently disclosed to an unauthorized individual or individuals as the result of a targeted email phishing message. The Company currently carries insurance to cover its exposure to this type of incident. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we or our suppliers experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to costly government enforcement actions and private litigation and our business and operating results could suffer.
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
At December 31, 2016, the Company owned approximately 1,924,100 square feet of manufacturing and distribution facilities and leased approximately 3,114,500 square feet as listed below.

Location	Use (1)	Area Sq. Ft.	Ownership or Lease Arrangement
Elkhart, IN	Manufacturing	182,000	Owned
Elkhart, IN	Distribution	107,000	Owned
Wyoming, MI	Distribution	10,000	Leased
Troy, MI	Distribution	8,525	Leased
Denver, CO	Distribution	9,918	Leased
West Valley City, UT	Distribution	6,000	Leased
Phoenix, AZ	Distribution	5,610	Leased
Carmel, IN	Distribution	9,990	Leased
Elkhart, IN	Distribution	175,000	Owned
Elkhart, IN	Distribution	85,000	Leased
Elkhart, IN	Distribution	120,824	Leased
Elkhart, IN	Distribution	72,000	Owned
Goshen, IN	Distribution	52,500	Leased
Elkhart, IN	Distribution	115,923	Leased
Elkhart, IN	Manufacturing	25,000	Leased
Mishawaka, IN	Manufacturing	60,000	Leased
Elkhart, IN	Manufacturing	211,320	Leased
Mishawaka, IN	Manufacturing	40,000	Leased
Mishawaka, IN	Manufacturing	98,738	Leased
Middlebury, IN	Manufacturing	134,000	Owned
Middlebury, IN	Manufacturing	69,610	Owned
Syracuse, IN	Manufacturing	142,600	Owned
Syracuse, IN	Manufacturing	75,500	Leased
Warsaw, IN	Manufacturing	40,000	Leased
Goshen, IN	Distribution	53,000	Leased
Goshen, IN	Manufacturing	40,000	Leased
Goshen, IN	Manufacturing	20,400	Leased
Goshen, IN	Manufacturing	24,625	Leased
Goshen, IN	Manufacturing	10,080	Leased
Goshen, IN	Manufacturing	16,000	Leased
Elkhart, IN	Manufacturing	198,000	Leased
Bremen, IN	Manufacturing	91,999	Owned
Bremen, IN	Manufacturing	12,000	Leased
Elkhart, IN	Manufacturing	64,500	Owned

Elkhart, IN	Manufacturing	62,817	Owned
Elkhart, IN	Manufacturing	24,840	Owned
Warsaw, IN	Manufacturing	75,000	Leased
New Paris, IN	Manufacturing	65,522	Leased
New Paris, IN	Manufacturing	129,914	Leased
Bremen, IN	Manufacturing	78,912	Leased
Bremen, IN	Manufacturing	66,338	Owned
Bremen, IN	Manufacturing	78,036	Owned
Decatur, AL	Manufacturing & Distribution	94,000	Owned
Ligonier, IN	Manufacturing	45,000	Leased
Ligonier, IN	Manufacturing	15,000	Leased
Elkhart, IN	Manufacturing	39,795	Leased
Elkhart, IN	Manufacturing	29,340	Owned
Elkhart, IN	Manufacturing	28,944	Owned
Elkhart, IN	Showroom	8,000	Leased
Bremen, IN	Manufacturing	16,000	Leased
Wakarusa, IN	Manufacturing	55,000	Leased
Edwardsburg, MI	Administrative Offices	13,150	Leased
Edwardsburg, MI	Manufacturing	51,510	Leased
Edwardsburg, MI	Manufacturing	28,839	Leased
Edwardsburg, MI	Manufacturing	24,855	Leased
Edwardsburg, MI	Manufacturing	84,000	Leased
Edwardsburg, MI	Manufacturing	160,080	Leased
Elkhart, IN	Manufacturing	65,000	Leased
Valdosta, GA	Distribution	31,000	Owned
Americus, GA	Manufacturing	50,440	Owned
Baldwyn, MS	Manufacturing	110,250	Leased
Nashville, GA	Manufacturing	72,300	Leased
Waco, TX	Manufacturing & Distribution	132,600	Owned
Manheim, PA	Distribution	12,750	Leased
Mount Joy, PA	Manufacturing	89,000	Owned
Landisville, PA	Manufacturing	6,500	Leased
Fontana, CA	Manufacturing & Distribution	72,520	Leased
Fontana, CA	Manufacturing	66,104	Leased
Tolleson, AZ	Manufacturing	22,550	Leased
Bensenville, IL	Manufacturing	54,400	Leased
Elkhart, IN	Design Center	3,200	Leased
Munford, TN	Manufacturing	62,500	Leased
Brighton, TN	Manufacturing	43,000	Leased
White Bluff, TN	Manufacturing	26,800	Leased
Vonore, TN	Manufacturing	10,000	Leased
Tualatin, OR	Distribution	30,000	Leased
Tualatin, OR	Manufacturing	46,200	Leased
Tualatin, OR	Manufacturing	8,400	Leased
Boise, ID	Manufacturing	39,300	Leased
Boise, ID	Manufacturing	78,210	Leased
Elkhart, IN	Administrative Offices	35,000	Owned
New London, NC	Rental Income	163,000	Owned (2)
Elkhart, IN	Design Center	45,000	Leased

(1)	Certain facilities may contain multiple manufacturing or distribution centers.

(2)	Represents an owned building, formerly used for manufacturing and distribution that is currently leased to a third party on a month-to-month basis.
Pursuant to the terms of the Company’s 2015 Credit Agreement, all of its owned facilities are subject to a mortgage and security interest. In addition, there is one contract warehouse located in Minnesota that houses certain distribution inventory. Remuneration to the third party owner of this facility consists of a percentage of Patrick's sales from this facility in exchange for storage space and delivery services.
The Company's leased properties have expiration dates ranging from 2017 - 2021. Patrick believes the facilities occupied as of December 31, 2016 are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations. Use of its manufacturing facilities may vary with seasonal, economic, and other business conditions.

ITEM 3.	LEGAL PROCEEDINGS
Patrick is subject to claims and lawsuits in the ordinary course of business. In managements’ opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK. The high and low trade prices per share of Patrick's common stock as reported on NASDAQ for each quarterly period during 2016 and 2015 were as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016	$46.39 - $29.28	$58.31 - $43.36	$69.53 - $55.00	$79.15 - $50.80
2015	$42.69 - $27.07	$43.25 - $36.05	$47.38 - $34.53	$48.00 - $37.57
The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.
Holders of Common Stock
As of February 17, 2017, there were 275 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
The Company did not pay cash dividends in 2016. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2015 Credit Agreement, and such other factors as the Board of Directors deems relevant.

Purchases of Equity Securities by the Issuer

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Sept. 26-Oct. 23, 2016 (2)	541	$62.37	—	$48,198,352
Oct. 24-Nov. 27, 2016 (1)	10,000	54.73	10,000	47,651,077
Nov. 28-Dec. 31, 2016	—	—	—	47,651,077
Total	10,541		10,000

(1)	Includes commissions paid to repurchase shares as part of a publicly announced plan or program.

(2)
Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

In January 2016, the Company's Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company's common stock over a 24-month period. As of December 31, 2016, approximately $47.7 million remains to be utilized under this stock repurchase program.
Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Arctic Cat Inc., Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Spartan Motors, Inc., Thor Industries, Inc., and Winnebago Industries, Inc. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2011 and its relative performance is tracked through December 31, 2016.

($)	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Patrick Industries, Inc.	100.00	379.51	705.61	1,072.68	1,591.47	2,791.47
Peer Group	100.00	150.93	236.00	216.80	205.04	318.23
Russell 2000	100.00	114.63	157.05	162.60	153.31	183.17
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31
	2016	2015	2014	2013	2012
	(thousands except per share amounts)
Operating Data:
Net sales	$1,221,887	$920,333	$735,717	$594,931	$437,367
Gross profit	202,469	152,279	118,503	91,023	65,744
Operating income	90,837	69,918	51,471	40,945	27,040
Net income	55,577	42,219	30,674	24,040	28,095
Basic net income per common share	$3.70	$2.76	$1.92	$1.49	$1.77
Diluted net income per common share	$3.64	$2.72	$1.91	$1.49	$1.76

Financial Data:
Total assets (1)	$534,950	$381,584	$255,561	$174,187	$143,469
Total short-term and long-term debt (2)	273,153	204,484	101,054	55,000	49,716
Shareholders' equity	185,448	128,597	102,768	82,310	61,408
Cash flows from operating activities (3)	97,147	66,856	46,318	22,431	20,997

(1)
Total assets as of December 31, 2015 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan (as defined herein) outstanding under the Company's 2015 Credit Facility that were reclassified and presented net of long-term debt outstanding. See "Deferred Financing Costs" in Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional details. In addition, total assets as of December 31, 2015 were reduced by the reclassification of long-term deferred tax liabilities to long-term deferred tax assets to conform to the current year presentation. See "Income Taxes" in Note 3 to the Consolidated Financial Statements included in this Form 10-K for additional details. Total assets as presented in the table above as of December 31, 2014, 2013 and 2012 are shown as originally reported.

(2)
Total short-term and long-term debt for each of the periods presented in the table above do not reflect the reclassification of assets related to deferred financing costs to long-term debt outstanding as described in footnote (1) above.

(3)
Cash flows from operating activities for the years ended December 31, 2015 and 2014 reflect the reclassification of payments related to vesting of share-based awards, net of shares tendered for tax, to cash flows from financing activities to conform to the current year presentation. Cash flows from operating activities as presented in the table above for the years ended December 31, 2013 and 2012 are shown as originally reported. See "Stock Compensation" in Note 3 to the Consolidated Financial Statements for further details.

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
Expansion
Summary of 2016 Financial Results
2016 Initiatives and Challenges
Fiscal Year 2017 Outlook

CONSOLIDATED OPERATING RESULTS
Year Ended December 31, 2016 Compared to 2015
Year Ended December 31, 2015 Compared to 2014

BUSINESS SEGMENTS
Year Ended December 31, 2016 Compared to 2015
Year Ended December 31, 2015 Compared to 2014

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources
Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

EXECUTIVE SUMMARY
Company Overview and Business Segments
Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”) and manufactured housing (“MH”) industries, and certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, marine and other industrial markets and operates coast-to-coast through locations in 16 states. Patrick's major manufactured products include decorative vinyl and paper laminated panels, solid surface, granite and quartz countertops, fabricated aluminum products, wrapped vinyl, paper and hardwood profile mouldings, slide-out trim and fascia, cabinet doors and components, hardwood furniture, fiberglass bath fixtures, fiberglass and plastic component products including front and rear caps and marine helms, softwoods lumber, interior passage doors, RV painting, and slotwall panels and components, among others.
The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electrical systems components, wiring, electrical and plumbing products, electronics and audio systems components, cement siding, raw and processed lumber, fiber reinforced polyester (“FRP”) products, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Company has two reportable business segments: Manufacturing and Distribution, which contributed approximately 82% and 18%, respectively, to 2016 consolidated net sales.

Overview of Markets and Related Industry Performance
Fiscal 2016 reflected a continuation of solid growth in the RV market with wholesale demand of both towable and motorized units growing by 15%. The MH market also experienced strong year-over-year wholesale industry growth of 15%. The Company estimates that approximately 50% of the Company's industrial revenue base was tied to residential housing where residential housing starts were up 6% over 2015. Overall, the Company has continued to capture market share through its strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in its 2016 sales levels increasing beyond the general industry results.
RV Industry
The RV industry, which is the Company's primary market and comprised 75% of the Company’s 2016 sales, continued to strengthen as evidenced by higher original equipment manufacturer ("OEM") production levels and wholesale unit shipments versus the prior year. According to the Recreation Vehicle Industry Association (“RVIA”), as noted in its December 2016 Market Report, wholesale shipment levels reached 430,691 units in 2016, representing an increase of approximately 15% versus 2015 and marking the seventh consecutive annual increase in RV wholesale unit shipments.
In the towables sector, wholesale shipments of travel trailers, which represent approximately 75% of the towable market, increased 18% over 2015, as noted in the RVIA's December 2016 Market Report. In addition, shipment levels of the larger, more expensive units, particularly in the fifth wheel sector, which represents approximately 21% of the towable market, grew 7% versus 2015. In the motorized market, Class A wholesale shipments, representing 41% of all motorized units shipped and the most expensive of the class on average, grew 3% year-over-year. Class Bs and Cs, which represent smaller, less expensive motorized units and approximately 59% of all motorized units shipped, increased 26% versus 2015.
Retail trends were generally strong in 2016 as combined domestic and Canadian retail unit sales for 2016 were up 10% year-over-year. Domestic RV retail unit sales, which represented 90% of overall retail sales for 2016, were up 13% versus 2015, while Canadian retail sales continued to be depressed as evidenced by a decline in retail shipments of approximately 12% for the same period, as noted per Statistical Surveys, Inc. ("SSI") for 2016. As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate that RV dealer inventory levels are in line with retail demand.
With wholesale unit shipments to the RV industry in 2016 surpassing all prior production peaks, the Company continues to believe the future looks promising for the RV industry based on a number of factors including:

•	Positive industry demographic trends with younger buyers entering the market and an increasing number of baby boomers reaching retirement age;

•	Readily available financing;

•	New and innovative products coming to market;

•	Increased strength in the overall economic environment; and

•	Value of the RV lifestyle related to spending quality time with families.
The Company believes continued growth in 2017 in industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political and governmental environment, and equity securities market trends. On a macroeconomic level, as consumer confidence has generally trended higher over the last six to seven years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.
MH Industry
Sales growth in the MH industry, which represented approximately 13% of the Company’s 2016 sales, experienced strong year-over-year unit growth of approximately 15% according to the Manufactured Housing Institute (the "MHI"). There continues to be pockets of strength, particularly in the southeast region of the country, which represents approximately 36% of the MH market and was up approximately 18% over 2015. The southwest region, which comprises another 29% of the market, increased approximately 11% year-over-year.
The Company believes there is pent up demand being created and significant upside potential for this market in the long-term based on current demographic trends including:

•	Multi-family housing capacity;

•	New home pricing;

•	Improving credit and financing conditions; and

•	Improved consumer savings levels.
The Company believes it is well positioned to capitalize on the upside potential of the MH market, especially given the combination of its nationwide geographic footprint, available capacity in its current MH concentrated locations, and its current content per unit levels.
Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet, retail and commercial fixture market, office and household furniture market and regional distributors. This market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. Sales to the industrial markets represented 12% of the Company's 2016 sales, and grew 44% over 2015 sales levels reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions and new product development, and the penetration of adjacent markets and new geographic regions. The Company estimates approximately 50% its industrial revenue base was directly tied to the residential housing market in 2016 with the remaining half tied mainly to the retail fixture, office and commercial furnishings markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months. New housing starts in 2016 increased approximately 6% compared to 2015 (as reported in a U.S. Department of Commerce news release dated February 16, 2017). In addition, the Company's sales in 2016 benefited from continued market share gains, particularly in the commercial and institutional fixtures markets.
The Company believes that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.
In order to offset some of the impacts of the weakness in the residential housing market in recent years, the Company has focused on diversification efforts, strategic acquisitions, and increased penetration into the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, the Company has targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, office, medical, and institutional furnishings, and countertop markets. As a result, the Company has seen a shift in its product mix, which has had a positive impact on revenue from the industrial markets.
Acquisitions
In 2016, the Company completed seven acquisitions involving eight companies, that are listed below, all of which provided the opportunity to increase its product offerings, market share and per unit content in the three primary markets it serves.

•	Parkland Plastics, Inc. ("Parkland") is a designer, manufacturer and distributor of polymer-based products primarily serving the RV, architectural and industrial markets.

•
The Progressive Group ("Progressive") is a distributor and manufacturer's representative for major name-brand electronics, primarily serving the auto and home electronics, retail, and custom integration and commercial channels.

•	Cana Holdings, Inc. ("Cana") is a custom cabinetry manufacturer primarily serving the MH industry and the residential, hospitality and institutional markets.

•	Mishawaka Sheet Metal, LLC ("MSM") is a full service distributor and fabricator of a wide variety of aluminum and steel products serving both the RV and industrial markets.

•	Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. ("LS Mfg.") is a manufacturer of a wide variety of thermoformed plastic parts and components primarily for the RV market and certain industrial markets.

•
BH Electronics, Inc. ("BHE") is a major designer, engineer and manufacturer of custom thermoformed dash panel assemblies, center consoles and trim panels, complete electrical systems, and related components and parts primarily for recreational boat manufacturers in the U.S.

•
Sigma Wire International, LLC ("Sigma") and KRA International, LLC ("KRA") (together, "Sigma/KRA") Sigma is a manufacturer of a wide range of PVC insulated wire and cable products primarily for the RV and marine markets.  KRA, which operates primarily in the RV and industrial markets, is a manufacturer of wire harnesses and associated assemblies for RVs, commercial vehicles, lawn care equipment, marine products, the defense industry, and automotive aftermarket products.

Expansion
The Company focused on facility and capacity expansions in 2016 to align with core OEM expansions. With this focus, the Company capitalized on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market by:

•	Opening a new solid surface countertop manufacturing facility in Southern California;

•	Opening two new facilities in the Pacific Northwest, in Oregon and Idaho, to provide laminated products and interior doors;

•	Opening a new countertop manufacturing facility in Mississippi; and

•	Increasing capacity and footprint in Pennsylvania to support growing industrial market opportunities in the Northeast.
Summary of 2016 Financial Results
Below is a summary of the Company's 2016 financial results. Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

•
Net sales increased $301.6 million or 33% in 2016 to $1.2 billion, compared to $920.3 million in 2015 primarily reflecting: (i) increased RV, MH, and industrial market penetration through acquisitions and market share gains; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved residential housing starts.

•
Gross profit increased $50.2 million to $202.5 million, or 16.6% of net sales in 2016, compared with gross profit of $152.3 million or 16.5% of net sales in 2015. Gross profit was positively impacted by higher sales levels relative to overall fixed overhead costs, new higher margin product lines, and the contribution of acquisitions. These positive contributions were partially offset in 2016 by certain capacity strains and labor inefficiencies, particularly in the Company's Midwest facilities, and to a lesser extent, the impact of higher health insurance costs.

•	Operating income increased $20.9 million to $90.8 million in 2016, compared to $69.9 million in 2015. Operating income in 2016 was positively impacted by the factors described above.

•	Net income was $55.6 million or $3.64 per diluted share in 2016, compared to $42.2 million or $2.72 per diluted share for 2015.
2016 Initiatives and Challenges
In fiscal year 2016, the Company's primary focus was on gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions and expansions, maximizing operating efficiencies, managing and developing the talent pool, and further embedding a ‘Customer 1st’ performance oriented culture.
Specific execution items in 2016 include:

•
Investing approximately $139 million in seven acquisitions involving eight companies. These acquisitions had estimated full year 2016 revenues in the aggregate of approximately $167 million, of which approximately $92 million was included in 2016 operating results from the respective dates of acquisition.

•
Reinvesting $15.4 million through capital expenditures, which included spending related to facility expansions and upgrades, and strategically replacing and upgrading production equipment to improve efficiencies and increase capacity.

•	Increasing RV content per unit to $2,126 in 2016 from $1,845 in 2015.

•	Increasing MH content per unit to $1,966 in 2016 from $1,825 in 2015.

Fiscal Year 2017 Outlook
The three primary markets Patrick serves experienced steady growth in 2016, which the Company expects to continue into 2017. While the ongoing trend involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units continues to moderately impact the Company's overall dollar content per unit growth in the short-term, the Company views this shift as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. In addition, the Company anticipates a further increase in production levels in the MH industry in 2017, reflecting improvement in the overall economy and consistent with the improvement in single-family residential housing starts. The National Association of Home Builders (“NAHB”) (per their housing and interest rate forecast as of February 3, 2017) is currently forecasting an approximate 6% year-over-year increase in new housing starts in 2017 compared to 2016.
We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing, similar or complementary businesses, expanding operations in targeted regional territories, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, talent management, and the execution of our organizational strategic agenda.
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2017 includes expenditures of approximately $16.0 million related primarily to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.
CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.4	83.5	83.9
Gross profit	16.6	16.5	16.1
Warehouse and delivery expenses	3.0	2.9	3.6
Selling, general and administrative expenses	5.1	5.0	4.9
Amortization of intangible assets	1.1	1.0	0.6
Operating income	7.4	7.6	7.0
Interest expense, net	0.6	0.5	0.3
Income taxes	2.3	2.5	2.5
Net income	4.5	4.6	4.2
Year Ended December 31, 2016 Compared to 2015
Net Sales. Net sales in 2016 increased $301.6 million or 33%, to $1.2 billion from $920.3 million in 2015. The increase was attributable to a 32% increase in the Company’s revenues from the RV industry, a 26% increase in revenues from the MH industry, and a 44% increase in revenues from the industrial markets. The revenue increase largely reflected the revenue contribution of the 2016 acquisitions and the incremental revenue contributions of the acquisitions completed in 2015. In 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $92.3 million and $101.1 million, respectively. The sales increase in 2016 is also attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved residential housing starts in the overall market.

Partially offsetting revenue growth in 2016, was the continued mix shift towards a larger concentration of entry level and lower priced RV units, which the RV industry started to experience in the second quarter of 2015, particularly related to travel trailers in the towable sector of the industry, which negatively impacted content per unit growth. The Company’s RV content per unit for 2016 increased 15% to $2,126 from $1,845 in 2015. The MH content per unit for the full year 2016 increased 8% to $1,966 from $1,825 in 2015. Organic growth in the Company's RV content per unit began to improve in the third quarter of 2016 with the anniversary of the mix shift noted above, as well as strong growth in shipments of fifth wheels which have higher per unit content.
Wholesale unit shipments in the RV industry, which represented approximately 75% of the Company’s sales in 2016, increased approximately 15% compared to 2015. Wholesale unit shipments to the MH industry, which represented 13% of the Company’s 2016 sales, increased approximately 15% compared to 2015. The industrial market sector accounted for approximately 12% of the Company’s sales in 2016. The Company estimates that approximately 50% of its industrial revenue base is directly tied to the residential housing market, which experienced a 6% increase in new housing starts, as reported in a U.S. Department of Commerce news release dated February 16, 2017.
Cost of Goods Sold. Cost of goods sold increased $251.4 million or 33%, to $1.0 billion in 2016 from $768.1 million in 2015. As a percentage of net sales, cost of goods sold decreased slightly during 2016 to 83.4% from 83.5% in 2015.
Cost of goods sold as a percentage of net sales was positively impacted during 2016 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and 2015 and the addition of new higher margin product lines; (iii) workflow changes designed to automate certain processes, improve efficiencies, and expand capacity; and (iv) the realization of operating synergies. Offsetting these positive factors was the impact of unseasonably strong RV wholesale shipments in excess of expected seasonal demand patterns in the second half of 2016, the operational complexities related to the model year changeovers which generated certain internal capacity constraints and labor inefficiencies due to overtime and employee turnover, particularly in Patrick's Midwest facilities, and to a lesser extent, higher health insurance costs.
Gross Profit. Gross profit increased $50.2 million or 33%, to $202.5 million in 2016 from $152.3 million in 2015. As a percentage of net sales, gross profit increased slightly to 16.6% in 2016 from 16.5% in 2015. The improvement in gross profit dollars and as a percentage of net sales in 2016 compared to 2015 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”, including the positive contribution to gross profit of acquisition-related revenue growth as noted above.
Economic or industry-wide factors affecting the profitability of the Company's RV, MH, and industrial businesses include the costs of commodities used to manufacture products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $9.0 million or 33%, to $36.1 million in 2016 from $27.1 million in 2015. The expense increase was primarily attributable to increased sales volumes. As a percentage of net sales, warehouse and delivery expenses were 3.0% in 2016 and 2.9% in 2015.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $15.7 million or 34%, to $62.2 million in 2016 from $46.5 million in 2015. As a percentage of net sales, SG&A expenses were 5.1% in 2016 and 5.0% in 2015. The net increase in SG&A expenses in 2016 compared to 2015 primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.6 million in 2016 compared to the prior year, primarily reflecting the impact of businesses acquired in 2015 and in 2016. In the aggregate, in conjunction with the 2015 and 2016 acquisitions, the Company recognized $103.5 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.
Operating Income. Operating income increased $20.9 million or 30% to $90.8 million in 2016 from $69.9 million in 2015. Operating income in 2016 and 2015 included $10.3 million and $11.8 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales decreased from 7.6% in 2015 to 7.4% in 2016. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $2.9 million to $7.2 million in 2016 from $4.3 million in 2015 reflecting increased borrowings primarily to fund acquisitions and increased working capital needs in 2016.

Income Taxes. The Company recorded income taxes at a full year blended rate of 33.6% for 2016 and 35.6% for 2015. The reduction in the effective tax rate was primarily attributable to the reclassification of $1.3 million of excess tax benefits related to the exercise or vesting of share-based payment awards in the first nine months of 2016, that were previously recorded in additional paid-in capital upon realization, as a reduction to income tax expense. The reclassification resulted from the Company's adoption of a new accounting standard as described in the "Stock Compensation" section of Note 3 to the Consolidated Financial Statements. The Company's combined effective income tax rate from period to period and for the full year 2017 could further fluctuate due to: (i) refinements in federal and state income tax estimates, which are impacted by the availability of tax credits; (ii) permanent differences impacting the effective tax rate; (iii) shifts in apportionment factors among states as a result of recent acquisition activity and other factors; and (iv) the timing of the recognition of excess tax benefits related to the vesting of share-based payments awards as previously discussed.
In 2016 and 2015, the Company realized approximately $3.2 million and $2.9 million, respectively, of additional taxable deductions related to excess benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. In 2016, these tax benefits were recorded as a reduction to income tax expense upon realization in relation to the adoption of the share-based payment awards accounting standard. In 2015, such tax benefits were recorded to additional paid-in capital upon realization as required under the previous issued accounting standard.
From a tax perspective, the Company had various state net operating loss carry forwards (“NOLs”) of approximately $0.7 million at December 31, 2015, of which approximately $0.3 million were remaining to be utilized as of December 31, 2016. The state NOLs were used to partially offset the cash portion of the income tax provision for 2016 and 2015. In 2016 and 2015, the Company made quarterly estimated tax payments consistent with its expected annual 2016 and 2015 federal and state income tax liability.
Net Income. Net income for 2016 was $55.6 million or $3.64 per diluted share compared to $42.2 million or $2.72 per diluted share for 2015. The changes in net income for 2016 reflected the impact of the items previously discussed, while the change in net income per diluted share also reflects a reduction in diluted shares outstanding in 2016 compared to 2015 as a result of the Company’s share repurchase program.
Year Ended December 31, 2015 Compared to 2014
Net Sales. Net sales in 2015 increased $184.6 million or 25%, to $920.3 million from $735.7 million in 2014. The increase was attributable to a 26% increase in the Company’s revenues from the RV industry, an 18% increase in revenues from the MH industry, and a 27% increase in revenues from the industrial markets. Approximately $176.9 million of the revenue increase reflected the revenue contributions of the acquisitions completed in 2015 and the incremental revenue contributions of the 2014 acquisitions.
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
The RV industry, which represented approximately 75% of the Company’s sales in 2015, saw wholesale unit shipments increase by approximately 5% compared to 2014. The MH industry, which represented 14% of the Company’s 2015 sales, experienced a 10% increase in wholesale unit shipments compared to 2014. The industrial market sector accounted for approximately 11% of the Company’s sales in 2015. We estimate that approximately 50% of our industrial revenue base was directly tied to the residential housing market, which experienced an increase in new housing starts of approximately 11% in 2015 compared to 2014 (as reported by the U.S. Department of Commerce).
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
Gross Profit. Gross profit increased $33.8 million or 29%, to $152.3 million in 2015 from $118.5 million in 2014. As a percentage of net sales, gross profit increased to 16.5% in 2015 from 16.1% in 2014. The improvement in gross profit dollars and as a percentage of net sales in 2015 compared to 2014 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”, including the positive contribution to gross profit of acquisition-related revenue growth as noted above.
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
As a percentage of net sales, warehouse and delivery expenses were 2.9% in 2015 and 3.6% in 2014. The decrease as a percentage of net sales primarily reflected: (i) the impact of market share gains related to increased direct ship business in our Distribution segment; (ii) a reduction in fuel costs; (iii) the impact of acquisitions completed in 2014 and 2015 with lower delivery expenses as a percentage of net sales when compared to the consolidated percentage; and (iv) more efficient utilization per delivery truckload.
SG&A Expenses. SG&A expenses increased $10.1 million or 28%, to $46.5 million in 2015 from $36.4 million in 2014. As a percentage of net sales, SG&A expenses were 5.0% in 2015 and 4.9% in 2014. The net increase in SG&A expenses in 2015 compared to 2014 primarily reflected the impact of additional headcount and administrative expenses associated with recent acquisitions and increased stock-based and incentive compensation expense designed to attract and retain key employees.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.3 million in 2015 compared to the prior year, primarily reflecting the impact of businesses acquired in 2014 and in 2015. In the aggregate, in conjunction with the 2014 and 2015 acquisitions, the Company recognized $73.1 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.
Operating Income. Operating income increased $18.4 million or 36% to $69.9 million in 2015 from $51.5 million in 2014. Operating income in 2015 and 2014 included $11.8 million and $3.1 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales increased from 7.0% in 2014 to 7.6% in 2015. The change in operating income and operating margin was primarily attributable to the items discussed above.
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
Net Income. Net income for 2015 was $42.2 million or $2.72 per diluted share compared to $30.7 million or $1.91 per diluted share for 2014. The changes in net income for 2015 reflected the impact of the items previously discussed, while the change in net income per diluted share also reflected a reduction in diluted shares outstanding in 2015 compared to 2014 as a result of the Company’s share repurchase program.

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
The Company’s reportable business segments are as follows:

•
Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components.

•
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

	Years Ended December 31,
(thousands)	2016	2015	2014
Sales
Manufacturing	$1,020,392	$738,375	$567,152
Distribution	227,580	202,487	189,438
Gross Profit
Manufacturing	166,796	122,337	89,963
Distribution	38,317	31,601	29,063
Operating Income
Manufacturing	107,105	78,582	55,838
Distribution	15,001	12,790	10,659
Year Ended December 31, 2016 Compared to 2015
Manufacturing
Sales. Sales increased $282.0 million or 38%, to $1.0 billion from $738.4 million in 2015. This segment accounted for approximately 82% of the Company’s consolidated net sales in 2016. The sales increase reflected a 40%, 42% and 27% increase in the Company’s revenue from the RV, MH, and industrial markets, respectively, on a year-over-year basis.
The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2016 and the incremental revenue contributions of the 2015 acquisitions. In 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $74.0 million and $101.1 million, respectively. The sales increase in 2016 is also primarily attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in both the RV and MH industries of 15% in 2016; and (iii) improved residential housing starts in the overall market. Partially offsetting revenue growth in 2016, was the continued mix shift in the RV industry towards a larger concentration of entry level and lower priced units, which the RV industry started to experience in the second quarter of 2015, particularly related to travel trailers in the towable sector of the industry, which negatively impacted content per unit growth.

Gross Profit. Gross profit increased $44.5 million to $166.8 million in 2016 from $122.3 million in 2015. As a percentage of sales, gross profit decreased to 16.3% in 2016 from 16.6% in 2015. The overall decline in gross profit as a percentage of sales primarily reflected the impact of RV wholesale shipments in excess of expected seasonal demand patterns in the second half of 2016, which when combined with the operational complexities related to the model year changeovers, generated certain internal capacity constraints and labor inefficiencies due to overtime and employee turnover, particularly in Patrick's Midwest facilities. In addition, gross profit dollars and as a percentage of sales for 2016 benefited from: (i) the addition of new, higher margin product lines; (ii) the impact of acquisitions completed during 2015 and 2016; and (iii) higher revenue relative to overall fixed overhead costs.
Operating Income. Operating income increased $28.5 million to $107.1 million in 2016 from $78.6 million in 2015. Operating income in 2016 included $9.5 million attributable to the acquisitions completed in 2016. Operating income in 2015 attributable to acquisitions completed in 2015 was $11.8 million. The improvement in operating income primarily reflects the increase in gross profit mentioned above.
Distribution
Sales. Sales increased $25.1 million or 12%, to $227.6 million in 2016 from $202.5 million in 2015. This segment accounted for approximately 18% of the Company’s consolidated net sales for 2016. The sales increase largely reflected an increase in the Company's revenue from the industrial markets.
The 2016 acquisition of Progressive contributed approximately $18.3 million to total sales in the Distribution segment in 2016. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment. The sales improvement in 2016 also reflected: (i) the positive impact of increased market penetration; and (ii) a 15% increase in wholesale unit shipments in the MH industry.
Gross Profit. Gross profit increased $6.7 million to $38.3 million in 2016 from $31.6 million in 2015. As a percentage of sales, gross profit was 16.8% in 2016 compared to 15.6% in 2015. The increase in gross profit as a percentage of sales for 2016 is primarily attributable to the strategic exit of certain negative or lower margin product lines within several of the Company's distribution businesses.
Operating Income. Operating income in 2016 increased $2.2 million to $15.0 million from $12.8 million in 2015. The acquisition of Progressive contributed approximately $0.8 million to total operating income in the Distribution segment in 2016. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact to operating income from these acquisitions in the Distribution segment. The improvement in operating income primarily reflects the increase in gross profit mentioned above.
Unallocated Corporate Expenses
Unallocated corporate expenses in 2016 increased $5.2 million to $17.9 million from $12.7 million in 2015. Unallocated corporate expenses in 2016 included the impact of increased stock-based compensation expense in 2016 of approximately $1.8 million and an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2015 and 2016 acquisitions.
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
Approximately $160.1 million of the revenue improvement in 2015 was attributable to the 2015 acquisitions and to the incremental contribution of acquisitions completed in 2014. The remaining sales increase of $11.1 million was primarily attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries of 5% and 10% in 2015, respectively; and (iii) improved retail and commercial fixtures and furniture business in the industrial markets. Partially offsetting this revenue growth was the mix shift in the RV industry towards a larger concentration of entry level and lower priced units, which negatively impacted content per unit growth, and price declines in certain more commodity-oriented raw materials passed on to customers that the Company utilizes in its manufacturing processes.

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
Operating Income. Operating income increased $22.8 million to $78.6 million in 2015 from $55.8 million in 2014. Operating income in 2015 included $11.8 million attributable to the acquisitions completed in 2015. Operating income in 2014 attributable to acquisitions completed in 2014 was $1.4 million. The improvement in operating income primarily reflected the increase in gross profit mentioned above in addition to a reduction in fuel costs and more efficient utilization per delivery truckload. Higher SG&A expenses as a percentage of net sales in 2015, which reflected the incremental impact of acquisitions completed in 2014 and increased sales, salaried and administration spending to support expected growth, partially offset the operating income improvement over 2014.
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
Gross Profit. Gross profit increased $2.5 million to $31.6 million in 2015 from $29.1 million in 2014. As a percentage of sales, gross profit was 15.6% in 2015 compared to 15.3% in 2014. The increase in gross profit as a percentage of sales for 2015 was primarily attributable to leveraging fixed costs on higher sales volumes.
Operating Income. Operating income in 2015 increased $2.1 million to $12.8 million from $10.7 million in 2014. Operating income attributable to acquisitions completed in 2014 was $1.7 million. The acquisitions completed in 2015 were all related to the manufacturing segment, therefore, there was no impact to operating income in the distribution segment. The improvement in operating income primarily reflected the increase in gross profit mentioned above in addition to a reduction in fuel costs and more efficient utilization per delivery truckload.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Activities
Cash flows from operations represent the net income the Company earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Its primary source of liquidity have been cash flows from operating activities and borrowings under the 2015 Credit Facility (as defined herein). The principal uses of cash are to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company's common stock, among others.
Net cash provided by operating activities was $97.1 million in 2016 compared to $66.9 million in 2015. Net income was $55.6 million in 2016 compared to $42.2 million in the prior year. Net of acquisitions, trade receivables decreased $11.3 million in 2016 compared to a $9.0 million decrease in 2015, reflecting the impact of plant shutdowns by certain of its larger customers in the latter part of December 2016 for the holiday season that was partially offset by increased sales levels and seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2016, 2015 and 2014.
Inventories, net of acquisitions, increased $12.5 million in 2016, primarily reflecting the sales volumes and inventory levels associated with acquisitions. Inventories, net of acquisitions, decreased $3.0 million in 2015, primarily resulting from the Company’s continued focus on improving inventory turns and the management of direct shipment business in the Distribution segment. Partially offsetting the inventories decrease in 2015 were higher sales volumes and related higher inventory levels associated with acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.
The $12.8 million net increase in accounts payable, accrued liabilities and other in 2016 compared to the $8.7 million net decrease in 2015, primarily reflected the timing of payments related to the Company’s cash management and purchase discount initiatives to maximize discounts available on inventory procurement and the timing and impact of acquisitions.
The Company paid income taxes of $29.2 million and $24.1 million in 2016 and 2015, respectively. The Company had various state NOLs of approximately $0.7 million at December 31, 2015, of which approximately $0.3 million were remaining to be utilized as of December 31, 2016. In 2016 and 2015, the Company made quarterly estimated tax payments consistent with its expected annual 2016 and 2015 federal and state income tax liability.
In 2016 and 2015, the Company realized approximately $3.2 million and $2.9 million, respectively, of additional taxable deductions related to excess benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. In 2016, these tax benefits were recorded as a reduction to income tax expense upon realization in relation to the adoption of the share-based payment awards accounting standard. In 2015, such tax benefits were recorded to additional paid-in capital upon realization as required under the previous accounting standard.
Net cash provided by operating activities was $66.9 million in 2015 compared to $46.3 million in 2014. Net income was $42.2 million in 2015 compared to $30.7 million in the prior year. Net of acquisitions, trade receivables decreased $9.0 million in 2015 and increased $1.9 million in 2014, reflecting the impact of plant shutdowns by certain of the Company's larger customers in mid-to-late December 2015 for the holiday season that was partially offset by increased sales levels and seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2015, 2014 and 2013. Inventories, net of acquisitions, decreased $3.0 million in 2015 primarily reflecting the Company's continued focus in improving inventory turns and the management of direct shipment business in the Distribution segment. Partially offsetting the inventories decrease in 2015 were higher sales volumes and related higher inventory levels associated with acquisitions completed in 2015, 2014 and 2013. The $1.7 million increase in inventories, net of acquisitions in 2014, primarily reflected higher sales volumes and related higher inventory levels associated with acquisitions. The $8.7 million decrease in accounts payable, accrued liabilities and other compared to the $4.9 million net increase in 2014 primarily reflected the timing of payments related to the Company’s cash management, purchase discount initiatives to maximize discounts available on inventory procurement, and the impact of acquisitions.
Investing Activities
Investing activities used cash of $154.0 million in 2016 primarily to fund the acquisitions of Parkland, Progressive, Cana, MSM, LS Mfg., BHE and Sigma/KRA for $138.8 million in the aggregate, and for capital expenditures of $15.4 million. Investing activities used cash of $147.4 million in 2015 primarily to fund the acquisitions of Better Way, SCI and North American, together totaling $140.2 million, and capital expenditures of $8.0 million.
Investing activities used cash of $78.6 million in 2014 primarily to fund the acquisitions of Precision, Foremost, PolyDyn3 and Charleston, together totaling $72.1 million, and capital expenditures of $6.5 million.
The Company's current operating model forecasts capital expenditures for fiscal 2017 of approximately $16.0 million related to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and maintenance capital expenditures at certain of our facilities.
Financing Activities
Net cash flows provided by financing activities were $63.2 million in 2016 compared to $80.5 million in 2015. Incremental borrowings related to the Term Loan (as defined herein) and net borrowings on the 2015 Revolver (as defined herein) were $81.9 million in the aggregate in 2016. These borrowings were primarily used in 2016 to fund acquisitions, stock repurchases, and capital expenditures, totaling $159.5 million in the aggregate. In addition, the Company paid down $13.2 million in principal on the Term Loan in accordance with its scheduled debt service requirements.
In 2016, the Company repurchased 120,738 shares of its common stock for a total cost of $5.2 million. See Note 12 to the Consolidated Financial Statements for additional details. In addition, cash flows from financing activities included $1.9 million of proceeds received from the exercise of stock options in both 2016 and 2015.
Net cash flows provided by financing activities were $80.5 million in 2015 compared to $32.4 million in 2014. In 2015, total borrowings related to the Term Loan and net borrowings on the 2015 Revolver were $111.5 million in the aggregate. These borrowing were primarily used to fund the 2015 acquisitions, capital expenditures and stock repurchases totaling $170.8 million in the aggregate. For 2014, long-term borrowings, net of debt repayments, were $46.1 million and included borrowings to fund the 2014 acquisitions, capital expenditures and stock repurchases totaling $92.6 million in the aggregate. In addition, the Company paid down $8.0 million in principal on the Term Loan in 2015 with no comparable amount in 2014.
Capital Resources
2015 Credit Facility
The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo Bank, National Association, as Administrative Agent and a lender, and Fifth Third Bank, Key Bank National Association, Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility initially was comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”). The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors.

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

At December 31, 2016, the Company had $82.7 million outstanding under the Term Loan and $190.4 million under the 2015 Revolver.
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
In 2016 and 2015, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended December 31, 2016 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.99
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.68
Additional information regarding: (i) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (ii) the interest rates for borrowings at December 31, 2016 and 2015; and (iii) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 8 to the Consolidated Financial Statements

Summary of Liquidity and Capital Resources
The Company's primary sources of liquidity are cash flow from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under its 2015 Credit Facility. Its principal uses of cash are to support working capital demands, meet debt service requirements and support its capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.
Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $360.0 million (effective as of July 26, 2016) and are subject to variable rates of interest. The unused availability under the 2015 Credit Facility as of December 31, 2016 was $77.7 million. For the fiscal year ended December 31, 2016, the Company was in compliance with all of its debt covenants under the terms of the 2015 Credit Agreement.
We believe that our existing cash and cash equivalents, cash generated from operations, and available borrowings under our 2015 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on our current cash flow budgets and forecast of our short-term and long-term liquidity needs.
The Company's ability to access unused borrowing capacity under the 2015 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the 2015 Credit Agreement. In addition, future liquidity and capital resources may be impacted as the Company continues to make targeted capital investments to support new business and leverage its operating platform and to repurchase common stock in conjunction with the Company's stock repurchase program announced in January 2016.
The Company's working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV and MH industries, the timing of deliveries, and the payment cycles of its customers. In the event operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess liquidity position and potential sources of supplemental liquidity in view of its operating performance, current economic and capital market conditions, and other relevant circumstances.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2016, and the future periods during which we expect to settle these obligations. We have provided additional details about some of these obligations in our Notes to the Consolidated Financial Statements.

	Payments due by period
(thousands)	2017	2018-2019	2020-2021	Thereafter	Total
2015 Revolver (1)	$—	$—	$190,427	$—	$190,427
Term Loan	15,766	31,532	35,428	—	82,726
Interest payments on debt (2)	6,914	12,617	1,938	—	21,469
Deferred compensation payments	383	608	348	1,287	2,626
Purchase obligations (3)	1,428	—	—	—	1,428
Facility leases	10,878	16,876	7,169	—	34,923
Equipment leases	3,330	4,929	2,060	700	11,019
Capital leases (4)	5	6	—	—	11
Total contractual cash obligations	$38,704	$66,568	$237,370	$1,987	$344,629

(1)	The estimated long-term debt payment of $190.4 million in 2020 is based on the terms of the 2015 Credit Facility that is scheduled to mature on April 28, 2020.

(2)
Scheduled interest payments on debt obligations are calculated based on interest rates in effect at December 31, 2016 as follows: (a) revolving line of credit: (i) LIBOR-based portion (2.5625%) and (ii) Base Rate-based portion (4.50%); and (b) Term Loan (2.5625%). The projected interest payments exclude non-cash interest that would normally be included in interest expense on the Company’s consolidated statements of income.

(3)	The purchase obligations are primarily comprised of purchase orders issued in the normal course of business.

(4)	Capital lease obligations include both principal and interest payments.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed		Outstanding at 12/31/16	Date of Expiration
Letters of Credit	$10,000	(1)	$145	December 29, 2017
			$100	December 29, 2017
			$1,050	January 2, 2018

(1)	The $10.0 million commitment for the Letters of Credit is a sub-limit contained within the 2015 Revolver as of December 31, 2016.

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
Trade Receivables. Patrick is engaged in the manufacturing and distribution of building products and material for use primarily by the RV and MH industries and other industrial markets. Trade receivables consist primarily of amounts due to the Company from normal business activities. Credit risk related to trade receivables is controlled through credit approvals, credit limits and monitoring procedures, and the performance of ongoing credit evaluations of customers. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts.
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
Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets, other than goodwill and indefinite-lived intangible assets, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2016, 2015 and 2014, and therefore the Company has not recognized any impairment charges for those years.
All of the Company’s long-lived asset impairment assessments are based on established fair value techniques using market or income-based methodologies. When calculating the present value of future cash flows, multiple variables such as forecasted sales volumes and discount rates, are taken into consideration. These analyses require management to estimate both future cash flows and an appropriate discount rate to reflect the risk inherent in the current business model. The assumptions supporting valuation models, including discount rates and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples are determined using the best estimates as of the date of the impairment review. These estimates are subject to significant uncertainty, and differences in actual future results may require further impairment charges, which may be significant.
Impairment of Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included goodwill and other intangible assets. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets acquired are classified as customer relationships, non-compete agreements, and trademarks.
Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators include a sustained significant decline in Patrick's share price and market capitalization, a decline in expected future cash flows, or a significant adverse change in the business climate. A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth. No material events occurred during 2016, 2015 or 2014 that indicated the existence of impairment with respect to reported goodwill, trademarks, or other intangible assets.
Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Impairment reviews of goodwill are performed at the reporting unit level, one level below the business segment. A reporting unit constitutes a business for which discrete profit and loss financial information is available. The Company’s reportable segments, Manufacturing and Distribution, are those based on the Company’s method of internal reporting, which segregates its businesses by product category and production/distribution process.
Once goodwill has been allocated to a reporting unit, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. In general, the Company’s operating segments include goodwill originating from acquisitions that remain reporting units of the Company for which impairment is assessed.
Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. Newly acquired indefinite-lived assets are more vulnerable to impairments as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value at the end of each reporting period. As such, immediately after acquisition, even a small decline in the outlook for these products can negatively impact the ability to recover the carrying value and can result in an impairment loss.
In evaluating goodwill for impairment, either a qualitative or quantitative assessment of the composition of the Company’s goodwill for impairment is performed. If initially using the qualitative assessment and the analysis indicates it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then performs a quantitative assessment. When estimating fair value with the quantitative assessment, the Company uses a market or income-based methodology including a multiple of EBITDA or present value of future cash flows. When calculating the present value of future cash flows, the Company takes into consideration multiple variables, including forecasted sales volumes, discount rates, comparable marketplace fair value data from within a comparable industry grouping, current industry and economic conditions, and historical results. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required.

Based on the results of the Company's analyses, the estimated fair value was determined to substantially exceed the carrying value for each of the reporting units within the Manufacturing segment and within the Distribution segment for each of the years ended December 31, 2016, 2015 and 2014.
If applicable, a qualitative assessment includes: (i) an evaluation of macroeconomic conditions; (ii) RV and MH industry and market considerations including wholesale unit shipment levels; (iii) cost factors including price fluctuations on major commodities both purchased for use in various manufactured products and for distribution to customers; (iv) overall financial performance of the Company including the ability to re-finance Patrick's credit facility under more favorable terms; (v) completion of acquisitions; (vi) an increase in product line offerings and an expansion of the Company's customer base; (vii) changes in the Company's stock price valuation; and (viii) and other relevant specific events.
In addition, there are no long-lived assets or asset groups, including tangible assets, for which it was determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact Patrick's operating results or total shareholders’ equity.
There were no material changes made to the Company's methods of evaluating goodwill and intangible asset impairments for the years ended December 31, 2016, 2015 and 2014. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
At December 31, 2016, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.7 million, assuming average borrowings, including the Term Loan, subject to variable rates of $273.2 million, which was the amount of such borrowings outstanding at December 31, 2016 subject to variable rates.
Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in 2016. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth in Item 15(a)(1) of Part IV on page 41 of this Annual Report.

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

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the fair and reliable preparation and presentation of ouevar published financial statements. We continually evaluate our system of internal control over financial reporting to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2016, which are described in Note 4 to the Consolidated Financial Statements. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.
The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2016, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.

Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017 and is incorporated herein by reference.
The Company has determined that John A. Forbes, Michael A. Kitson, M. Scott Welch and Walter E. Wells all qualify as “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that these directors are “independent” as the term is used in 407(a)(1) of Regulation S-K.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct Policy applicable to all employees. Additionally, we have adopted a Code of Ethics Applicable to Senior Executives including, but not limited to, the Chief Executive Officer and Chief Financial Officer of the Company. Our Code of Ethics and Business Conduct, and our Code of Ethics Applicable to Senior Executives are available on the Company’s web site at www.patrickind.com under “Investor Relations”. We intend to post on our web site any substantive amendments to, or waivers from, our Corporate Governance Guidelines and our Code of Ethics Applicable to Senior Executives. We will provide shareholders with a copy of these policies without charge upon written request directed to the Company’s Corporate Secretary at the Company’s address.
Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

3.1	Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

3.2	Amended and Restated By-laws of Patrick Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-K filed on March 14, 2016 and incorporated herein by reference).

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

10.7	Form of Non-Employee Director Restricted Share Award (filed as Exhibit 10.2 to the Company’s Form 10-Q filed on November 8, 2011 and incorporated herein by reference).

10.8*	Form of Stock Appreciation Rights Award (filed as Exhibit 10.9 to the Company’s Form 10-K filed on March 14, 2014 and incorporated herein by reference).

Exhibit Number	Exhibits

10.9*	Form of Performance Share Unit Award (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2014 and incorporated herein by reference).

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

10.12
First Amendment, dated August 31, 2015, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 10-K filed on September 4, 2015 and incorporated herein by reference).

10.13
Second Amendment, dated July 26, 2016, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016 and incorporated herein by reference).

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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
*Management contract or compensatory plan or arrangement.
**Filed herewith.
All other financial statement schedules are omitted because they are not applicable or the required information is immaterial or is shown in the Notes to the Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRICK INDUSTRIES, INC.

Date: February 28, 2017	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Cleveland	Chief Executive Officer and Director	February 28, 2017
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	President and Director	February 28, 2017
Andy L. Nemeth

/s/ Joshua A. Boone	Vice President Finance, Chief Financial Officer and	February 28, 2017
Joshua A. Boone	Secretary-Treasurer
(Principal Financial and Accounting Officer)

/s/ Paul E. Hassler	Chairman of the Board	February 28, 2017
Paul E. Hassler

/s/ Joseph M. Cerulli	Director	February 28, 2017
Joseph M. Cerulli

/s/ John A. Forbes	Director	February 28, 2017
John A. Forbes

/s/ Michael A. Kitson	Director	February 28, 2017
Michael A. Kitson

/s/ M. Scott Welch	Director	February 28, 2017
M. Scott Welch

/s/ Walter E. Wells	Director	February 28, 2017
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Patrick Industries, Inc.:
We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
As permitted, the Company has excluded the operations of businesses acquired during 2016, which are described in Note 4 of the consolidated financial statements, from the scope of the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”.   As such, they have also been excluded from the scope of our audit of internal control over financial reporting.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patrick Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 28, 2017

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(thousands)	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$6,449	$87
Trade receivables, net	38,455	38,213
Inventories	120,019	89,478
Prepaid expenses and other	7,846	6,119
Total current assets	172,769	133,897

Property, plant and equipment, net	85,483	67,878
Goodwill	109,893	68,606
Other intangible assets, net	164,539	106,759
Deferred financing costs, net	1,728	1,885
Deferred tax assets, net	—	2,004
Other non-current assets	538	555
TOTAL ASSETS	$534,950	$381,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$10,714
Accounts payable	46,752	28,744
Accrued liabilities	23,575	18,468
Total current liabilities	86,093	57,926
Long-term debt, less current maturities, net	256,811	193,142
Deferred compensation and other	1,610	1,919
Deferred tax liabilities	4,988	—
TOTAL LIABILITIES	349,502	252,987

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 20,000,000 shares; issued 2016 - 15,319,993 shares issued 2015 - 15,160,781 shares	63,716	57,683
Additional paid-in-capital	8,243	8,308
Accumulated other comprehensive income	27	32
Retained earnings	113,462	62,574
TOTAL SHAREHOLDERS’ EQUITY	185,448	128,597
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,950	$381,584
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	Years Ended December 31,
	2016	2015	2014
NET SALES	$1,221,887	$920,333	$735,717
Cost of goods sold	1,019,418	768,054	617,214
GROSS PROFIT	202,469	152,279	118,503

Operating Expenses:
Warehouse and delivery	36,081	27,106	26,163
Selling, general and administrative	62,183	46,468	36,392
Amortization of intangible assets	13,368	8,787	4,477
Total operating expenses	111,632	82,361	67,032
OPERATING INCOME	90,837	69,918	51,471
Interest expense, net	7,185	4,319	2,393
Income before income taxes	83,652	65,599	49,078
Income taxes	28,075	23,380	18,404
NET INCOME	$55,577	$42,219	$30,674

BASIC NET INCOME PER COMMON SHARE	$3.70	$2.76	$1.92
DILUTED NET INCOME PER COMMON SHARE	$3.64	$2.72	$1.91

Weighted average shares outstanding - Basic	15,013	15,323	15,950
Weighted average shares outstanding - Diluted	15,264	15,503	16,039
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	Years Ended December 31,
	2016	2015	2014
NET INCOME	$55,577	$42,219	$30,674
Change in accumulated pension obligation, net of tax	(5)	1	(23)
COMPREHENSIVE INCOME	$55,572	$42,220	$30,651
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2016, 2015 and 2014
(thousands except share data)	Preferred Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance December 31, 2013	$—	$53,863	$6,604	$54	$21,789	$82,310
Net income	—	—	—	—	30,674	30,674
Change in accumulated pension obligation, net of tax	—	—	—	(23)	—	(23)
Stock repurchases under buyback program	—	(1,758)	(216)	—	(11,954)	(13,928)
Realization of excess tax benefit on stock-based compensation	—	—	1,071	—	—	1,071
Issuance of 22,500 shares upon exercise of common stock options	—	26	—	—	—	26
Shares used to pay taxes on stock grants		(644)	—	—	—	(644)
Stock-based compensation expense	—	3,282	—	—	—	3,282
Balance December 31, 2014	$—	$54,769	$7,459	$31	$40,509	$102,768
Net income		—	—	—	42,219	42,219
Change in accumulated pension obligation, net of tax	—	—	—	1	—	1
Stock repurchases under buyback program	—	(2,185)	(298)	—	(20,154)	(22,637)
Realization of excess tax benefit on stock-based compensation	—	—	1,147	—	—	1,147
Issuance of 115,000 shares upon exercise of common stock options	—	1,861	—	—	—	1,861
Shares used to pay taxes on stock grants		(1,428)	—	—	—	(1,428)
Stock-based compensation expense	—	4,666	—	—	—	4,666
Balance December 31, 2015	$—	$57,683	$8,308	$32	$62,574	$128,597
Net income	—	—	—	—	55,577	55,577
Change in accumulated pension obligation, net of tax	—	—	—	(5)	—	(5)
Stock repurchases under buyback program	—	(460)	(65)	—	(4,689)	(5,214)
Issuance of 117,100 shares upon exercise of common stock options	—	1,865	—	—	—	1,865
Shares used to pay taxes on stock grants	—	(1,842)	—	—	—	(1,842)
Stock-based compensation expense	—	6,470	—	—	—	6,470
Balance December 31, 2016	$—	$63,716	$8,243	$27	$113,462	$185,448
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,577	$42,219	$30,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,362	16,775	10,433
Stock-based compensation expense	6,470	4,666	3,282
Provision for bad debts	415	471	137
Deferred income taxes	(560)	(1,799)	1,652
Other non-cash items	853	664	394
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	11,324	9,017	(1,942)
Inventories	(12,461)	3,042	(1,660)
Prepaid expenses and other assets	(1,629)	465	(1,521)
Accounts payable, accrued liabilities and other	12,796	(8,664)	4,869
Net cash provided by operating activities	97,147	66,856	46,318
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,406)	(7,958)	(6,542)
Proceeds from sale of property, equipment and facility	279	103	113
Business acquisitions	(138,844)	(140,176)	(72,094)
Other investing activities	(27)	644	(98)
Net cash used in investing activities	(153,998)	(147,387)	(78,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	29,002	75,000	—
Term debt repayments	(13,240)	(8,036)	—
Borrowings on revolver	422,253	322,601	298,201
Repayments on revolver	(369,346)	(286,135)	(252,147)
Stock repurchases under buyback program	(5,214)	(22,637)	(13,928)
Realization of excess tax benefit on stock-based compensation	—	1,147	1,071
Payments related to vesting of share-based awards, net of shares tendered for tax	(1,666)	(1,226)	(577)
Payment of deferred financing costs	(417)	(1,979)	(106)
Proceeds from exercise of stock options	1,865	1,861	26
Other financing activities	(24)	(101)	(148)
Net cash provided by financing activities	63,213	80,495	32,392
Increase (decrease) in cash and cash equivalents	6,362	(36)	89
Cash and cash equivalents at beginning of year	87	123	34
Cash and cash equivalents at end of year	$6,449	$87	$123
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada. At December 31, 2016, the Company maintained 56 manufacturing plants and 22 distribution facilities located in 16 states. Patrick operates in two business segments: Manufacturing and Distribution.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Patrick and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unallocated expenses, when combined with the operating segments and after the elimination of intersegment revenues, total to the amounts included in the consolidated financial statements.
Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation.
In preparation of Patrick’s consolidated financial statements as of December 31, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K that required recognition or disclosure in the consolidated financial statements.
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
The Company records freight billed to customers in net sales. The corresponding costs incurred for shipping and handling related to these customer billed freight costs are recorded in warehouse and delivery expenses and aggregated $1.4 million, $1.1 million and $0.9 million for 2016, 2015 and 2014, respectively.
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
Stock Based Compensation
Compensation expense related to the fair value of stock awards as of the grant date is calculated based on the Company’s closing stock price on the date of grant. In addition, the Company estimates the fair value of all stock option and stock appreciation rights ("SARS") awards as of the grant date by applying the Black-Scholes option-pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield and exercise price. Expected volatilities take into consideration the historical volatility of the Company’s common stock. The expected term of options and SARS represents the period of time that the options and SARS granted are expected to be outstanding based on historical Company trends. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term.
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
The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2016	2015	2014
Balance at January 1	$150	$175	$225
Provisions made during the year	415	471	137
Write-offs	(473)	(497)	(193)
Recoveries during the year	—	1	6
Balance at December 31	$92	$150	$175
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
Goodwill and Other Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values. Upon acquisition, goodwill and other intangible assets are assigned to reporting units which are one level below the Company’s business segments. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. The Company performs the required test for goodwill and indefinite-lived intangible assets impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value. Finite-lived intangible assets relate to customer relationships and non-compete agreements. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. Intangible assets acquired in business combinations are initially recorded at their estimated fair values as determined by an income valuation approach using Level III fair value inputs. There was no impairment for goodwill and other intangible assets for the years ended December 31, 2016, 2015 and 2014.
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
The consolidated statements of financial position at December 31, 2016 and 2015 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan (as defined herein) outstanding under the Company's 2015 Credit Facility (as defined herein) that were reclassified and presented net of long-term debt outstanding. The classification is the result of the Company's adoption of a new accounting standard that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The deferred financing costs related to the 2015 Revolver (as defined herein) were not reclassified to long-term debt and are reflected as a component of non-current assets on the consolidated statements of financial position for the periods presented because the standard does not apply to line-of-credit arrangements. In the first quarter of 2016, the Company adopted this accounting standard as required on a retroactive basis.
At December 31, 2015, the total maximum borrowing limit under the Company's 2015 Credit Facility was $300.0 million, of which $75.0 million or 25% represented the total commitment under the Term Loan and was the basis for allocating a portion of the deferred financing costs to the Term Loan. Unamortized total deferred financing costs were $2.5 million at December 31, 2015, of which $0.6 million was allocated to the Term Loan.

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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years beginning after December 15, 2017. Based on an evaluation and review of its current accounting policies and practices related to the recognition of revenue, the Company does not anticipate that the adoption of this new accounting standard will have a material impact on the consolidated statements or operations, financial position or cash flows. The Company expects to adopt this standard as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.

Debt Financing / Debt Issuance Costs
In April 2015, the FASB issued a new accounting standard that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The Company adopted this new standard, on a retroactive basis, in the first quarter of 2016 as required. Total assets and total liabilities on the Company’s consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $0.6 million of deferred financing costs related to the Term Loan to the long-term debt, less current maturities, net line on the consolidated statement of financial position.

Income Taxes
In November 2015, the FASB issued a new accounting standard that simplifies the presentation of deferred income taxes. Under the new standard, deferred tax assets and liabilities are required to be classified, on a net basis, as noncurrent on the consolidated statement of financial position. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.

During the first quarter of 2016, the Company elected to adopt this standard, thus reclassifying current deferred tax assets to noncurrent, net of deferred tax liabilities, on the consolidated statements of financial position. The prior year reporting period was retroactively adjusted. Current assets on the Company’s consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $5.8 million of current deferred tax assets to long-term deferred tax assets. Total assets and total liabilities on the Company’s consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $3.8 million of long-term deferred tax liabilities to long-term deferred tax assets. The adoption of this standard had no impact on the Company’s consolidated statements of income. See Note 10 for additional details.

Leases
In February 2016, the FASB issued a new accounting standard that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retroactive basis. Early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation of it will have on its consolidated financial statements.

Stock Compensation
In March 2016, the FASB issued a new accounting standard for share-based payments relating to: (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the consolidated statements of cash flows. In addition, the standard provides an accounting policy election to account for forfeitures as they occur. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.

The Company elected to early adopt the requirements of this accounting standard in the fourth quarter of 2016 and retroactively reflected the impact of the adoption in its financial statements effective January 1, 2016 as required under the standard. Specifically, the excess tax benefits related to the settlement of share-based compensation that were realized in 2016, and previously recorded in additional paid-in capital, were reclassified as a reduction to income tax expense on the consolidated statement of income for the year ended December 31, 2016. See Note 18 for the impact of the reclassification to the Company's previously reported net income and net income per basic and diluted share calculations for the first three quarters of 2016. In addition, as required under the new standard, cash paid by directly withholding shares for tax withholding purposes of $1.2 million and $0.6 million was reclassified from operating activities to financing activities in the consolidated statements of cash flows for the years ended December 31, 2015 and 2014, respectively. Furthermore, the Company elected to change its accounting policy to account for forfeitures for share-based awards when they occur.

Cash Flow Statement Classifications
In August 2016, the FASB issued a new accounting standard related to the classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company anticipates adopting the new standard as of January 1, 2018 as required and has determined that the implementation of it will have no impact on its consolidated statements of cash flows for the periods presented.

Goodwill Impairment

In January 2017, the FASB issued a new accounting standard that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill with its carrying value. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation of it will have on its consolidated financial statements.

Definition of a Business

In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business. This standard will assist companies in interpreting the definition of a business which may affect certain areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation of it will have on its consolidated financial statements.

4.	ACQUISITIONS
General
The Company completed a total of 14 acquisitions involving 19 companies in the three years ended December 31, 2016, 2015 and 2014 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.
For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2014, 2015 and 2016 acquisitions with the exception of the BH Electronics, Inc. acquisition. Intangible asset values were estimated using income based valuation methodologies. The disclosure of the amortization periods assigned to finite-lived intangible assets is more fully disclosed in Note 7.
For the years ended December 31, 2016, 2015 and 2014, revenue of approximately $92.3 million, $101.1 million and $55.9 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year.
For the years ended December 31, 2016, 2015 and 2014, operating income of approximately $10.3 million, $11.8 million and $3.1 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year. Acquisition-related costs in the aggregate associated with the businesses acquired in 2016, 2015 and 2014 were immaterial.
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
The results of operations for Parkland are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2016, with no material changes from previously reported estimated amounts.

The Progressive Group (“Progressive”)
In March 2016, the Company acquired the business and certain assets of Progressive, a distributor and manufacturer's representative for major name brand electronics to small, mid-size and large retailers, distributors, and custom installers, primarily serving the auto and home electronics, retail, custom integration and commercial channels, for a net purchase price of $10.9 million. Progressive has six distribution facilities located in Arizona, Colorado, Indiana, Michigan and Utah.
The results of operations for Progressive are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2016, with no material changes from previously reported estimated amounts.
Cana Holdings, Inc. ("Cana")
In May 2016, the Company acquired the business and certain assets of Cana, a custom cabinetry manufacturer, primarily serving the MH industry and the residential, hospitality and institutional markets, for a net purchase price of $16.5 million. Cana has operating facilities located in Elkhart, Indiana and Americus, Georgia.

The results of operations for Cana are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2016, with no material changes from previously reported estimated amounts.

Mishawaka Sheet Metal, LLC ("MSM")
In June 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based MSM, a fabricator of a wide variety of aluminum and steel products primarily serving the RV and industrial markets, for a net purchase price of $14.0 million.
The results of operations for MSM are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2016, with no material changes from previously reported estimated amounts.
Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. ("LS Mfg.")
In July 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry as well as certain industrial markets, for a net purchase price of $11.2 million.
The results of operations for LS Mfg. are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first half of 2017.
BH Electronics, Inc. ("BHE")
In July 2016, the Company acquired 100% of the outstanding capital stock of BHE, a major designer, engineer and manufacturer of custom thermoformed dash panel assemblies, center consoles and trim panels, complete electrical systems, and related components and parts, primarily for recreational boat manufacturers in the U.S., for a net purchase price of $35.0 million. BHE has operating facilities located in Tennessee and Georgia.
The results of operations for BHE are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the first half of 2017.
Sigma Wire International, LLC / KRA International, LLC (together "Sigma/KRA")
In December 2016, the Company acquired the business and certain assets of Sigma Wire International, LLC ("Sigma"), headquartered in Elkhart, Indiana, and KRA International, LLC ("KRA"), headquartered in Mishawaka, Indiana.  Sigma is a manufacturer of a wide range of PVC insulated wire and cable products primarily for the RV and marine markets.  KRA, which operates primarily in the RV and industrial markets, is a manufacturer of wire harnesses and associated assemblies for RVs, commercial vehicles, lawn care equipment, marine products, the defense industry, and automotive aftermarket products.  The Company acquired Sigma/KRA for a net purchase price of approximately $26.1 million.
The results of operations for Sigma/KRA are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the third quarter of 2017.
2015 Acquisitions
Better Way Partners, LLC d/b/a Better Way Products (“Better Way”)
In February 2015, the Company acquired the business and certain assets of Better Way, a manufacturer of fiberglass front and rear caps, marine helms and related fiberglass components primarily used in the RV, marine and transit vehicle markets, for a net purchase price of $40.5 million. Better Way has operating facilities located in New Paris, Bremen and Syracuse, Indiana.

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
North American Forest Products, Inc. and North American Moulding, LLC (collectively, “North American”)
In September 2015, the Company acquired the business and certain assets of Edwardsburg, Michigan-based North American, a manufacturer and distributor, primarily for the RV market, of profile wraps, custom mouldings, laminated panels and moulding products. This acquisition also provided the opportunity for the Company to expand into the softwoods lumber market through North American's operations as a manufacturer and supplier of raw and processed softwoods products, including lumber, panels, trusses, bow trusses, and industrial packaging materials, primarily used in the RV and MH industries. The Company acquired North American for a net purchase price of $79.7 million.
The results of operations for North American are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition.
2014 Acquisitions
Precision Painting Group
In June 2014, the Company acquired the business and certain assets of four related companies based in Bremen and Elkhart, Indiana: Precision Painting, Inc., Carrera Custom Painting, Inc., Millennium Paint, Inc., and TDM Transport, Inc. (collectively referred to as “Precision Painting Group” or “Precision”), for a net purchase price of $16.0 million. The Precision Painting Group is comprised of three full service exterior full body painting operations that offer exterior painting and interior refurbishing for both RV original equipment manufacturers and existing RV and fleet owners, and a transportation operation that services their in-house customers.
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
PolyDyn3, LLC (“PolyDyn3”)
In September 2014, the Company acquired the business and certain assets of Elkhart, Indiana-based PolyDyn3, a custom fabricator of simulated wood and stone products such as headboards, fireplaces, ceiling medallions, columns and trims for the RV market, for a net purchase price of $1.3 million. This acquisition also provided the opportunity for the Company to bring in-house new production capabilities and product lines that were previously represented through one of the Company’s Distribution segment business units.
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
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussion above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses	Other intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2016
Parkland	$2,880	$5,280	$2,987	$86	$10,950	$5,175	$2,180	$—	$25,178
Progressive	996	3,074	100	61	6,010	2,980	2,344	—	10,877
Cana	646	1,151	5,840	29	7,065	2,927	1,135	—	16,523
MSM	2,017	1,592	2,521	12	7,855	984	965	—	14,016
LS Mfg.	620	1,382	265	—	5,751	3,336	154	—	11,200
BHE	2,922	3,801	704	—	18,868	17,764	1,507	7,552	35,000
Sigma/KRA	1,950	1,800	1,050	—	14,768	7,952	1,470	—	26,050
Totals	$12,031	$18,080	$13,467	$188	$71,267	$41,118	$9,755	$7,552	$138,844

2015
Better Way	$4,901	$1,829	$3,907	$80	$20,030	$11,087	$1,349	$—	$40,485
SCI	1,407	482	750	5	9,535	8,596	734	—	20,041
North American	8,924	19,189	5,959	139	36,185	17,463	8,209	—	79,650
Totals	$15,232	$21,500	$10,616	$224	$65,750	$37,146	$10,292	$—	$140,176

2014
Precision	$1,425	$208	$7,032	$10	$4,492	$3,843	$997	$—	$16,013
Foremost	4,868	11,415	3,934	129	20,905	8,407	4,302	—	45,356
PolyDyn3	86	194	683	125	230	57	124	—	1,251
Charleston	1,931	1,033	3,056	7	2,783	2,706	2,042	—	9,474
Totals	$8,310	$12,850	$14,705	$271	$28,410	$15,013	$7,465	$—	$72,094
Pro Forma Information (Unaudited)
The following pro forma information assumes the Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA acquisitions (which were acquired in 2016) and the Better Way, SCI and North American acquisitions (which were acquired in 2015) occurred as of the beginning of the year immediately preceding each such acquisition.. The pro forma information contains the actual operating results of Parkland, Progressive, Cana, MSM, LS Mfg., BHE, Sigma/KRA, Better Way, SCI and North American, combined with the results prior to their respective acquisition dates adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.

In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with each transaction of $3.2 million and $8.3 million for the years ended December 31, 2016 and 2015, respectively.

(thousands except per share data)	2016	2015
Revenue	$1,301,399	$1,211,980
Net income	63,048	55,790
Basic net income per common share	4.20	3.64
Diluted net income per common share	4.13	3.60
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

5.	INVENTORIES
Inventories as of December 31, 2016 and 2015 consist of the following classes:

(thousands)	2016	2015
Raw materials	$70,148	$52,601
Work in process	7,659	5,529
Finished goods	13,300	10,450
Less: reserve for inventory obsolescence	(2,724)	(1,897)
Total manufactured goods, net	88,383	66,683
Materials purchased for resale (distribution products)	32,869	24,406
Less: reserve for inventory obsolescence	(1,233)	(1,611)
Total materials purchased for resale (distribution products), net	31,636	22,795
Total inventories	$120,019	$89,478
The following table summarizes the reserve for inventory obsolescence:

(thousands)	2016	2015	2014
Balance at January 1	$3,508	$1,816	$1,276
Charged to operations	2,542	3,402	2,071
Deductions from reserves	(2,093)	(1,710)	(1,531)
Balance at December 31	$3,957	$3,508	$1,816

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following classes at December 31, 2016 and 2015:

(thousands)	2016	2015
Land and improvements	$3,260	$3,015
Building and improvements	41,064	37,931
Machinery and equipment	107,159	87,124
Transportation equipment	2,820	2,438
Leasehold improvements	6,862	4,941
Property, plant and equipment, at cost	161,165	135,449
Less: accumulated depreciation and amortization	(75,682)	(67,571)
Property, plant and equipment, net	$85,483	$67,878
For the years ended December 31, 2016 and 2015, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property, plant and equipment, and therefore the Company did not recognize any impairment charges.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$25,309	$6,321	$31,630
Acquisitions	36,976	—	36,976
Balance - December 31, 2015	62,285	6,321	68,606
Acquisitions	38,138	2,980	41,118
Adjustment to prior year purchase price allocations	169	—	169
Balance - December 31, 2016	$100,592	$9,301	$109,893
Other Intangible Assets
Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of December 31, 2016, the remaining other intangible assets balance of $164.5 million is comprised of $42.7 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $121.8 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from two to 19 years.
For the finite-lived intangible assets attributable to the 2016 acquisitions, the useful life pertaining to non-compete agreements was five years for Parkland, Progressive, Cana, MSM, LS Mfg., and BHE, and three years for Sigma/KRA. The useful life pertaining to customer relationships for all of the 2016 acquisitions was 10 years.
Amortization expense for the Company’s intangible assets in the aggregate was $13.4 million, $8.8 million and $4.5 million for 2016, 2015 and 2014, respectively.
Other intangible assets, net consist of the following at December 31, 2016 and 2015:

(thousands)	2016	Weighted Average Useful Life (years)	2015	Weighted Average Useful Life (years)
Customer relationships	$140,657	10.2	$91,164	10.4
Non-compete agreements	13,413	3.6	9,012	3.4
Trademarks	42,741	Indefinite	25,487	Indefinite
	196,811		125,663
Less: accumulated amortization	(32,272)		(18,904)
Other intangible assets, net	$164,539		$106,759
Changes in the carrying value of other intangible assets for the years ended December 31, 2016 and 2015 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2014	$36,491	$13,053	$49,544
Acquisitions	65,920	—	65,920
Amortization	(7,134)	(1,653)	(8,787)
Adjustment to prior year purchase price allocations	82	—	82
Balance - December 31, 2015	95,359	11,400	106,759
Acquisitions	65,257	6,010	71,267
Amortization	(10,644)	(2,724)	(13,368)
Adjustment to prior year purchase price allocations	(119)	—	(119)
Balance - December 31, 2016	$149,853	$14,686	$164,539
Amortization expense for the next five fiscal years ending December 31 related to finite-lived intangible assets as of December 31, 2016 is estimated to be (in thousands): 2017 - $15,874; 2018 - $15,485; 2019 - $15,258; 2020 - $14,528; and 2021 - $13,924.

8.	DEBT
A summary of total debt outstanding at December 31, 2016 and 2015 is as follows:

(thousands)	2016	2015
Long-term debt:
2015 Revolver	$190,427	$137,520
Term Loan	82,726	66,964
Total long-term debt	273,153	204,484
Less: current maturities of long-term debt	(15,766)	(10,714)
Less: net deferred financing costs related to Term Loan	(576)	(628)
Total long-term debt, less current maturities, net	$256,811	$193,142
2015 Credit Facility
The Company entered into an Amended and Restated Credit Agreement, dated as of April 28, 2015 (the “2015 Credit Agreement”), with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and Fifth Third Bank, Key Bank National Association, Bank of America, N.A., and Lake City Bank as participants, to expand its senior secured credit facility to $250.0 million and extend its maturity to 2020 (the “2015 Credit Facility”). The 2015 Credit Facility

initially was comprised of a $175.0 million revolving credit loan (the “2015 Revolver”) and a $75.0 million term loan (the “Term Loan”).
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

•	The maturity date for the 2015 Credit Facility is April 28, 2020;

•
The initial Term Loan had repayment installments of approximately $2.7 million per quarter with the remaining balance due at maturity. Following the expansion of the Term Loan in July 2016 pursuant to the second amendment, the quarterly repayment installments were increased to approximately $3.9 million beginning on September 30, 2016 with the remaining balance due at maturity;

•
The interest rates for borrowings under the 2015 Revolver and the Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2015 Revolver;

•	The 2015 Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

•	Up to $10.0 million of the 2015 Revolver is available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

•
The financial covenants include requirements as to a consolidated total leverage ratio and a consolidated fixed charge coverage ratio, and other covenants include limitations and restrictions concerning permitted acquisitions, investments, sales of assets, liens on assets, dividends and other payments; and

•	Customary prepayment provisions, representations, warranties and covenants, and events of default.
At December 31, 2016, the Company had $82.7 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $187.0 million under the LIBOR-based option and (ii) $3.4 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2016 was the Prime Rate plus 0.75% (or 4.50%), or LIBOR plus 1.75% (or 2.5625%). At December 31, 2015, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $133.0 million under the LIBOR-based option and (ii) $4.5 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2015 was the Prime Rate plus 1.00% (or 4.50%), or LIBOR plus 2.00% (or 2.4375%). The fee payable on committed but unused portions of the 2015 Revolver was 0.225% at December 31, 2016 and 0.250% at December 31, 2015.
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
The consolidated total leverage ratio is the ratio for any period of consolidated total indebtedness (as measured as of the second day following the end of the immediately preceding fiscal quarter) to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA is further adjusted to primarily include the add-back of stock compensation expense and acquisition transaction related expenses. Consolidated total indebtedness for any period is the sum of: (i) total debt outstanding under the 2015 Revolver and the Term Loan; (ii) capital leases and letters of credit outstanding; and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the 2015 Credit Agreement to consolidated fixed charges. Consolidated fixed charges for any period is the sum of interest expense and scheduled principal payments on outstanding indebtedness under the Term Loan.
As and for the December 31, 2016 and 2015 reporting dates, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended

December 31, 2016 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.99
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.68

The 2015 Revolver is due at maturity in April 2020 in accordance with the terms of the 2015 Credit Agreement.
Aggregate maturities of the Term Loan for the next five years ending December 31 are: 2017 -$15.8 million; 2018 -$15.8 million; 2019 -$15.8 million; and 2020 -$35.3 million.
The Company was contingently liable for three standby letters of credit totaling $1.3 million at December 31, 2016 that exist to meet credit requirements for the Company’s insurance providers.
Interest paid for the years ended December 31, 2016, 2015 and 2014 was $7.1 million, $4.4 million and $2.4 million, respectively.

9.	ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2016 and 2015 include the following:

(thousands)	2016	2015
Employee compensation and benefits	$12,845	$11,662
Property taxes	1,881	1,527
Customer incentives	4,665	3,562
Other	4,184	1,717
Total accrued liabilities	$23,575	$18,468

10.	INCOME TAXES
The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following:

(thousands)	2016	2015	2014
Current:
Federal	$24,205	$21,554	$13,632
State	4,430	3,625	3,120
Total current	28,635	25,179	16,752
Deferred:
Federal	(474)	(1,563)	1,496
State	(86)	(236)	156
Total deferred	(560)	(1,799)	1,652
Income taxes	$28,075	$23,380	$18,404
A reconciliation of the differences between the actual provision for income taxes and the tax provisions for income taxes at the federal statutory income tax rate of 35% for each of the years ended December 31, 2016, 2015 and 2014 is as follows:

(thousands)	2016		2015		2014
Rate applied to pretax benefit	$29,278	35.0%	$22,960	35.0%	$17,177	35.0%
State taxes, net of federal tax effect	2,818	3.4	2,654	4.0	2,167	4.4
Domestic production activities deduction	(2,361)	(2.8)	(1,858)	(2.8)	(1,243)	(2.5)
Excess tax benefit on stock-based compensation	(1,255)	(1.5)	—	—	—	—
Federal income tax credits and incentives	(936)	(1.1)	(616)	(0.9)	—	—
Other	531	0.6	240	0.3	303	0.6
Income taxes	$28,075	33.6%	$23,380	35.6%	$18,404	37.5%
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
In March 2016, the FASB issued a new accounting standard for share-based payment awards, which simplifies (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the consolidated statements of cash flows. In addition, the standard provides an accounting policy election to account for forfeitures as they occur. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company elected to early adopt the requirements of this accounting standard in the fourth quarter of 2016 and retroactively reflected the impact of the adoption in its financial statements effective January 1, 2016 as required under the standard. Specifically, the excess tax benefits related to the settlement of share-based compensation that were realized in 2016, and previously recorded in additional paid-in capital, were reclassified as a reduction to income tax expense on the consolidated statement of income for the year ended December 31, 2016. See Note 18 for the impact of the reclassification to the Company's previously reported net income and net income per basic and diluted share calculations for the first three quarters of 2016.
In 2016 and 2015, the Company realized approximately $3.2 million and $2.9 million, respectively, of additional taxable deductions related to excess tax benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. In 2016, these tax benefits were recorded as a reduction to income tax expense upon realization in relation to the adoption of the share-based payment awards accounting standard. In 2015, the tax benefits were recorded to additional paid-in-capital upon realization as required under the previous accounting standard.
The composition of the deferred tax assets and liabilities as of December 31, 2016 and 2015 is as follows:

(thousands)	2016	2015
Long-term deferred income tax assets (liabilities):
Trade receivables allowance	$36	$59
Inventory capitalization	1,142	890
Accrued expenses	4,248	4,153
Deferred compensation	701	794
Inventory reserves	1,501	1,211
State NOL Carryforwards	13	30
Share based compensation	3,983	2,434
Pension liability	13	12
Intangibles	(9,467)	(473)
Depreciation expense	(6,658)	(5,151)
Prepaid expenses	(500)	(1,955)
Deferred tax assets (liabilities), net	$(4,988)	$2,004
In November 2015, the FASB issued a new accounting standard that simplifies the presentation of deferred income taxes. Under the new standard, deferred tax assets and liabilities are required to be classified, on a net basis, as noncurrent on the consolidated statement of financial position. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. During the first quarter of 2016, the Company elected to adopt this standard, thus reclassifying current deferred tax assets to noncurrent, net of deferred tax liabilities, on the consolidated statements of financial position. The prior year reporting period was retroactively adjusted. Current assets on the Company’s consolidated statement of financial position as of December 31, 2015 were reduced by the reclassification of $5.8 million of current deferred tax assets to long-term deferred tax assets. Total assets and total liabilities on the Company’s consolidated statements of financial position as of December 31, 2015 were reduced by the reclassification of $3.8 million of long-term deferred tax liabilities to long-term deferred tax assets. The adoption of this standard had no impact on the Company’s consolidated statements of income.
The Company paid income taxes of $29.2 million, $24.1 million and $16.7 million in 2016, 2015 and 2014, respectively.
The Company did not reflect any unrecognized tax benefits in its financial statements as of December 31, 2016 or December 31, 2015 and does not expect any significant changes relating to unrecognized tax benefits in the 12 months following December 31, 2016.
The Company is subject to periodic audits by domestic tax authorities.  For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2013 and later. The Company is currently under audit by the State of Indiana for tax years 2012, 2013 and 2014.

11.	SHAREHOLDERS’ EQUITY
Preferred Stock
The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”). The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.
Common Stock
The Company has 20,000,000 shares of common stock authorized, without par value, of which 15,319,993 shares and 15,160,781 shares were issued and outstanding as of December 31, 2016 and 2015, respectively.
The Company issued 279,950 shares in 2016, 278,757 shares in 2015, and 165,060 shares in 2014 related to stock-based compensation plans and for the exercise of stock options and SARS (as defined herein). The shares issued were net of repurchases made by the Company of 14,211 shares in 2016, 29,536 shares in 2015, and 21,726 shares in 2014 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
In addition, in 2016, 2015 and 2014, the Company repurchased 120,738 shares, 618,557 shares and 517,125 shares, respectively, of its common stock through a stock repurchase program. See Note 12 for further details.
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated statements of financial position.
Accumulated Other Comprehensive Income
U.S. GAAP defines comprehensive income as non-shareholder changes in equity. The components of and changes in accumulated other comprehensive income as of December 31, 2016, 2015 and 2014 were immaterial.
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
In February 2013, the Board approved a stock repurchase program which was subsequently expanded in February 2014 and February 2015 (the "2013 Repurchase Plan").
In January 2016, the Company fully utilized the remaining authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”).
Repurchases of the Company's common stock, in the aggregate, under both the 2013 and 2016 Repurchase Plans were as follows:

Year	Shares Repurchased	Total Cost (in thousands)	Average Price Per Share
2013	610,995	$6,078	$9.95
2014	517,125	13,928	26.93
2015	618,557	22,637	36.60
2016	70,636	2,865	40.56
Total stock repurchases under 2013 Repurchase Plan	1,817,313	45,508	25.04
2016 Repurchase Plan	50,102	2,349	46.88
Total cumulative stock repurchases	1,867,415	$47,857	$25.63

13.	NET INCOME PER COMMON SHARE
Net income per common share is calculated for the years ended December 31, 2016, 2015 and 2014 as follows:

(thousands except per share data)	2016	2015	2014
Net income for basic and diluted per share calculation	$55,577	$42,219	$30,674

Weighted average common shares outstanding - basic	15,013	15,323	15,950
Effect of potentially dilutive securities	251	180	89
Weighted average common shares outstanding - diluted	15,264	15,503	16,039

Basic net income per common share	$3.70	$2.76	$1.92
Diluted net income per common share	$3.64	$2.72	$1.91

14.	LEASE COMMITMENTS
Leases
The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2027. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties.
At December 31, 2016, future minimum lease payments required under facility and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(thousands)	Facility Leases	Equipment Leases
2017	$10,878	$3,330
2018	9,367	2,862
2019	7,509	2,067
2020	5,244	1,293
2021	1,925	767
Thereafter	—	700
Total minimum lease payments	$34,923	$11,019
The total rent expense included in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 is $13.7 million, $9.3 million and $6.7 million, respectively.

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
Self-Insurance
The Company has a self-insured health plan for its employees under which there is both a participant stop-loss and an aggregate stop-loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2016.

16.	COMPENSATION PLANS
Deferred Compensation Obligations
The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The assumed discount rate to measure the liability was 4.5% for both of the years ended December 31, 2016 and 2015. The Company recognized expense of $0.1 million for each of the years ended December 31, 2016, 2015 and 2014 in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the statements of financial position. Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented. Additionally, the Company records gains or losses on the cash surrender value in the period incurred. The gains recognized were immaterial for all periods presented.
Bonus Plan
The Company pays bonuses to certain management and sales personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria. The charge to operations amounted to approximately $8.7 million, $4.6 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Profit-Sharing Plan
The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon meeting certain conditions. The plan provides for matching contributions by the Company as defined in the agreement. The contributions and related expense for the years ended December 31, 2016, 2015 and 2014 were immaterial.
Stock Option, Stock Appreciation Rights, and Stock-Based Incentive Plans
The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, restricted stock awards, and SARS were made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. All such awards qualify and are accounted for as equity awards. Equity incentive plan awards are intended to retain and reward key employees for outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan.
The Company’s 2009 Omnibus Incentive Plan (the “Plan”) permits the future granting of share options and share awards to its employees, directors and other service providers. Option awards are generally granted with an exercise price equal to, or greater than, the market price of the Company’s stock at the date of grant.
The Company recorded compensation expense of $6.5 million, $4.7 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, on the consolidated statements of income for its stock-based compensation plans. As of December 31, 2016, there was approximately $9.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 17.6 months.
Stock Options:
Stock options vest pro-ratably over three and four years and have nine to ten-year contractual terms.
On September 26, 2016, the Company’s Compensation Committee of the Board approved the grant of 80,592 stock options under the 2009 Plan at an exercise price per share of $61.43. The stock options vest pro-rata over four years, commencing on September 26, 2017, and have nine-year contractual terms.
The following table summarizes the Company’s option activity during the years ended December 31, 2016, 2015 and 2014 for the options granted in 2009, 2013 and 2016:

Years ended December 31	2016		2015		2014
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding beginning of year	229	$16.26	344	$16.24	366	$15.31
Granted during the year	80	61.43	—	—	—	—
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(117)	15.93	(115)	16.18	(22)	1.17
Outstanding, end of year	192	$35.39	229	$16.26	344	$16.24

Vested Options:
Vested during the year	100	$18.45	100	$18.45	100	$18.45
Eligible, end of year for exercise	112	$16.62	129	$14.57	144	$13.16

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$7,869		$6,234		$4,499
Options exercisable		$6,671		$3,729		$2,325
Options exercised		$4,024		$3,151		$616

Weighted average fair value of options granted during the year		$18.54		N/A		N/A
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $76.30, $43.50 and $29.32 per share as of December 31, 2016, 2015 and 2014, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date.
The cash received from the exercise of stock options was approximately $1.9 million, $1.9 million and $26,000 in 2016, 2015 and 2014, respectively. The income tax benefit related to the stock options exercised in 2016, 2015 and 2014 was $0.3 million, $0.2 million and $0.2 million, respectively. The grant date fair value of stock options vested in each of 2016, 2015 and 2014 was $1.8 million.
A summary of options outstanding and exercisable at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
(shares in thousands)	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
2009 Grants:
Exercise price - $0.50	2	2.4	$0.50	2	$0.50
Exercise price - $1.17	10	2.4	1.17	10	1.17
2013 Grant:
Exercise price - $18.45	100	6.0	$18.45	100	$18.45
2016 Grant:
Exercise price - $61.43	80	8.8	$61.43	—	$61.43

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2016. There were no stock options granted in 2014 and 2015.

2016
Dividend rate	—
Risk-free interest rate	1.00%
Expected option life (years)	5.75
Price volatility	30.00%
As of December 31, 2016, there was approximately $1.4 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted-average remaining life of approximately 45.0 months.
On January 17, 2017, the Company’s Compensation Committee of the Board approved the grant of 226,740 stock options under the 2009 Plan at an exercise price per share of $80.75. The stock options vest pro-rata over four years, commencing on January 17, 2018, and have nine-year contractual terms.
Stock Appreciation Rights (SARS):
On September 26, 2016, the Company’s Compensation Committee of the Board approved the grant of 80,592 SARS under the 2009 Plan divided into four tranches of 20,148 shares each, at strike prices of $61.43, $71.26, $82.66 and $95.89 per share. The SARS vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARS are to be settled in shares of common stock, or at the sole discretion of the Board in cash. The grant date fair value of these awards totaled $1.1 million and this amount is being amortized over the four-year vesting period.
The following table summarizes the Company’s SARS activity during the years ended December 31, 2016, 2015 and 2014 for the SARS granted in 2013 and 2016:

Years ended December 31	2016		2015		2014
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	200	$24.75	300	$24.75	300	$24.75
Granted during the year	80	77.81	—	—	—	—
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(100)	24.75	(100)	24.75	—	—
Outstanding, end of year	180	$48.43	200	$24.75	300	$24.75

Vested SARS:
Vested during the year	100	$24.75	100	$24.75	100	$24.75
Eligible, end of year for exercise	100	$24.75	100	$24.75	100	$24.75

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$5,556		$3,749		$1,370
SARS exercisable		$5,155		$1,875		$457
SARS exercised		$2,379		$2,252		—

Weighted average fair value of SARS granted during the year		$13.94		N/A		N/A

The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $76.30, $43.50 and $29.32 per share as of December 31, 2016, 2015 and 2014, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date.
A summary of SARS outstanding and exercisable at December 31, 2016 is as follows:

	SARS Outstanding			SARS Exercisable
(shares in thousands)	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
2013 Grant:
Exercise price - $18.45	25	6.0	$18.45	25	$18.45
Exercise price - $22.13	25	6.0	22.13	25	22.13
Exercise price - $26.56	25	6.0	26.56	25	26.56
Exercise price - $31.87	25	6.0	31.87	25	31.87
2016 Grant:
Exercise price - $61.43	20	8.8	$61.43	—	$61.43
Exercise price - $71.26	20	8.8	71.26	—	71.26
Exercise price - $82.66	20	8.8	82.66	—	82.66
Exercise price - $95.89	20	8.8	95.89	—	95.89
The following table presents assumptions used in the Black-Scholes model for the SARS granted in 2016. There were no SARS granted in 2015 and 2014.

2016
Dividend rate	—
Risk-free interest rate	1.00%
Expected option life (years)	5.75
Price volatility	30.00%
As of December 31, 2016, there was approximately $1.0 million of total unrecognized compensation expense related to the SARS which is expected to be recognized over a weighted-average remaining life of approximately 45.0 months.
On January 17, 2017, the Company’s Compensation Committee of the Board approved the grant of 226,748 SARS under the 2009 Plan divided into four tranches of 56,687 shares each, at strike prices of $80.75, $90.04, $100.39 and $111.94 per share. The SARS vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARS are to be settled in shares of common stock, or at the sole discretion of the Board in cash.
Restricted Stock and Restricted Stock Units:
The Company’s stock-based awards consist of both restricted stock awards and restricted stock units (“RSUs”). As of December 31, 2016, there was approximately $7.1 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 14.5 months.
On January 17, 2017, the Board approved restricted stock grants totaling 69,503 shares. The restricted shares cliff-vest at the conclusion of a three year period based on performance- and time-based contingencies. The Company expects to expense approximately $5.6 million related to those shares pro-ratably over the vesting period on the consolidated statement of income.

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
The following table summarizes the activity for restricted stock for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	435	$22.21	510	$12.62	588	$5.35
Granted during the year	155	42.92	146	32.56	166	24.69
Vested during the year	(156)	12.24	(221)	6.89	(244)	3.07
Forfeited during the year	(5)	31.23	—	—	—	—
Unvested, end of year	429	$33.22	435	$22.21	510	$12.62
RSUs
Since RSUs do not possess voting rights, they are not included in the calculation of shares outstanding. The RSUs include a performance-based contingency. The grant date fair value of the awards is expensed over the related performance period. The performance contingent RSUs are earned based on the achievement of a cumulative financial performance target over a three-year period and vest at the conclusion of the measurement period. In 2016, 2015 and 2014, the Company granted 22,000, 22,000 and 22,001 RSUs, respectively, at a weighted-average grant date stock price of $41.53, $41.73, and $24.81 per share, respectively.
In February 2017, the cumulative financial performance target was achieved at the maximum performance level for the 22,001 RSUs granted in 2014. Under the terms of the Company's long-term incentive plan, the shares payout for maximum performance is 125% of the target performance or a total of 27,502 shares. Upon vesting, the 27,502 shares will possess voting rights and will be included in the calculation of shares outstanding.

17.	SEGMENT INFORMATION
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production or distribution process.
A description of the Company’s reportable segments is as follows:
Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, and slotwall panels and components. The Manufacturing segment contributed approximately 82%, 78% and 75% of the Company’s net sales for the years ended December 31, 2016, 2015 and 2014, respectively.
Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 18%, 22% and 25% of the Company’s net sales for the years ended December 31, 2016, 2015 and 2014, respectively.
The accounting policies of the segments are the same as those described in Note 2, except that segment data includes intersegment sales. Assets are identified to the segments with the exception of cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with the corporate division. The corporate division charges rents to the segments for use of the land and buildings based upon estimated market rates. The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices. The Company also records certain income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income, depreciation and amortization, and total identifiable assets as presented in the tables below.d
The tables below present information about the operating income, segment assets, and certain other items that are either used by or provided to the chief operating decision maker of the Company as of and for the years ended December 31, 2016, 2015 and 2014 (in thousands):

2016
	Manufacturing	Distribution	Total
Net outside sales	$997,205	$224,682	$1,221,887
Intersegment sales	23,187	2,898	26,085
Total sales	1,020,392	227,580	1,247,972
Cost of goods sold	853,596	189,263	1,042,859
Operating income	107,105	15,001	122,106
Identifiable assets	421,203	61,725	482,928
Depreciation and amortization	18,553	3,102	21,655

2015
	Manufacturing	Distribution	Total
Net outside sales	$720,411	$199,922	$920,333
Intersegment sales	17,964	2,565	20,529
Total sales	738,375	202,487	940,862
Cost of goods sold	616,038	170,886	786,924
Operating income	78,582	12,790	91,372
Identifiable assets	300,305	51,677	351,982
Depreciation and amortization	12,676	1,987	14,663

2014
	Manufacturing	Distribution	Total
Net outside sales	$548,796	$186,921	$735,717
Intersegment sales	18,356	2,517	20,873
Total sales	567,152	189,438	756,590
Cost of goods sold	477,189	160,375	637,564
Operating income	55,838	10,659	66,497
Identifiable assets	167,278	50,869	218,147
Depreciation and amortization	7,087	1,560	8,647

Consolidated net sales by product type were as follows for the years ended December 31, 2016, 2015 and 2014:

(thousands)	2016	2015	2014
Decorative interior products and components	$982,213	$733,830	$615,285
Non-decorative interior products and components	75,406	59,436	54,025
Exterior products and other	164,268	127,067	66,407
Consolidated net sales	$1,221,887	$920,333	$735,717

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Net sales:
Total sales for reportable segments	$1,247,972	$940,862	$756,590
Elimination of intersegment sales	(26,085)	(20,529)	(20,873)
Consolidated net sales	$1,221,887	$920,333	$735,717

Cost of goods sold:
Total cost of goods sold for reportable segments	$1,042,859	$786,924	$637,564
Elimination of intersegment cost of goods sold	(26,085)	(20,529)	(20,873)
Other	2,644	1,659	523
Consolidated cost of goods sold	$1,019,418	$768,054	$617,214

Operating income:
Operating income for reportable segments	$122,106	$91,372	$66,497
Unallocated corporate expenses	(17,901)	(12,667)	(10,549)
Amortization	(13,368)	(8,787)	(4,477)
Consolidated operating income	$90,837	$69,918	$51,471

Consolidated total assets:
Identifiable assets for reportable segments	$482,928	$351,982	$218,147
Corporate property and equipment	38,550	23,611	24,854
Current and long-term assets not allocated to segments	10,630	4,838	8,602
Intangibles and other assets not allocated to segments	2,842	3,068	3,958
Consolidated total assets	$534,950	$381,584	$255,561

Depreciation and amortization:
Depreciation and amortization for reportable segments	$21,655	$14,663	$8,647
Corporate depreciation and amortization	2,707	2,112	1,786
Consolidated depreciation and amortization	$24,362	$16,775	$10,433
Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2016, 2015 and 2014 was $10.6 million, $7.1 million and $3.2 million, respectively. Intangible assets amortization expense in the Distribution segment was $2.7 million, $1.7 million and $1.3 million in 2016, 2015 and 2014, respectively.
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

Major Customers
The Company had one RV customer that accounted for approximately 23% and 33% of the trade receivables balance at December 31, 2016 and 2015, respectively. There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2016 and 2015.
The Company had two customers in the RV market that each accounted for over 10% of consolidated net sales. One RV customer accounted for approximately 27%, 29% and 34% of consolidated net sales in 2016, 2015 and 2014, respectively. In addition, a second RV customer accounted for approximately 33%, 32% and 27% of consolidated net sales in 2016, 2015 and 2014, respectively.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2016 and 2015 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2016
Net sales	$278,637	$315,163	$304,151	$323,936	$1,221,887
Gross profit	45,352	55,284	48,852	52,981	202,469
Net income (1)	12,975	16,969	12,073	13,560	55,577
Net income per common share (1) (2):
Basic	$0.87	$1.13	$0.80	$0.90	$3.70
Diluted	0.85	1.11	0.79	0.89	3.64

(thousands except per share data)	1Q	2Q	3Q	4Q	2015
Net sales	$223,388	$233,481	$214,805	$248,659	$920,333
Gross profit	35,394	40,393	35,041	41,451	152,279
Net income	9,150	12,073	8,960	12,036	42,219
Net income per common share (2):
Basic	$0.60	$0.79	$0.58	$0.79	$2.76
Diluted	0.59	0.78	0.58	0.78	2.72

(1)
The first three quarters of 2016 reflect the retroactive adjustment to net income and the related basic and diluted per share amounts which resulted from the Company's adoption of the share-based compensation accounting standard in the fourth quarter of 2016. See "Stock Compensation" in Note 3 for additional details.

(2)
Basic and diluted net income per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per common share information may not equal annual basic and diluted net income per common share.

The adoption of the new accounting standard resulted in the retroactive recognition of $1.3 million of excess tax benefits in the Company's provision for income taxes rather than in additional paid-in capital during the first three quarters of 2016 and impacted the previously reported quarterly results for the first three quarters of 2016 as follows:

	Quarter ended		Quarter ended		Quarter ended
	Mar 27, 2016		Jun 26, 2016		Sep 25, 2016
(thousands except per share data)	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Income statements:
Provision for income taxes	$6,932	$5,990	$9,672	$9,406	$6,175	$6,127
Net income	$12,033	$12,975	$16,703	$16,969	$12,025	$12,073
Basic earnings per share	$0.81	$0.87	$1.11	$1.13	$0.80	$0.80
Diluted earnings per share	$0.80	$0.85	$1.10	$1.11	$0.79	$0.79
Diluted weighted average shares outstanding	15,130	15,192	15,176	15,231	15,235	15,308

19.	RELATED PARTY TRANSACTIONS
During 2016, the Company entered into transactions with companies affiliated with three of its independent Board members. The Company purchased approximately $0.6 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $4.3 million of various fiberglass and plastic components, wiring, and wood products to Utilimaster Corporation, a subsidiary of Spartan Motors, Inc. John A. Forbes serves as President of Utilimaster. In addition, the Company sold approximately $0.4 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA Enterprises.