Form 10-Q
period 2017-03-26
PATRICK INDUSTRIES INC
filed 2017-05-04
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
As of April 21, 2017, there were 16,764,036 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Mar. 26, 2017	Dec. 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$10,919	$6,449
Trade receivables, net	93,759	38,455
Inventories	127,861	120,019
Prepaid expenses and other	4,646	7,846
Total current assets	237,185	172,769
Property, plant and equipment, net	88,095	85,483
Goodwill	110,200	109,893
Other intangible assets, net	164,168	164,539
Deferred financing costs, net (Note 3)	2,556	1,728
Other non-current assets	522	538
TOTAL ASSETS	$602,726	$534,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$15,766
Accounts payable	63,064	46,752
Accrued liabilities	24,560	23,575
Total current liabilities	103,390	86,093
Long-term debt, less current maturities, net (Note 3)	196,172	256,811
Deferred tax liabilities	5,892	4,988
Deferred compensation and other	1,610	1,610
TOTAL LIABILITIES	307,064	349,502
SHAREHOLDERS’ EQUITY
Common stock	156,463	63,716
Additional paid-in-capital	8,243	8,243
Accumulated other comprehensive income	27	27
Retained earnings	130,929	113,462
TOTAL SHAREHOLDERS’ EQUITY	295,662	185,448
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$602,726	$534,950

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	Mar. 26, 2017	Mar. 27, 2016
NET SALES	$345,427	$278,637
Cost of goods sold	287,878	233,285
GROSS PROFIT	57,549	45,352
Operating Expenses:
Warehouse and delivery	10,343	7,699
Selling, general and administrative	19,106	14,271
Amortization of intangible assets	4,185	2,768
Total operating expenses	33,634	24,738
OPERATING INCOME	23,915	20,614
Interest expense, net	2,014	1,649
Income before income taxes	21,901	18,965
Income taxes	4,434	5,990
NET INCOME	$17,467	$12,975

BASIC NET INCOME PER COMMON SHARE	$1.15	$0.87
DILUTED NET INCOME PER COMMON SHARE	$1.12	$0.85

Weighted average shares outstanding - Basic	15,238	14,948
Weighted average shares outstanding - Diluted	15,549	15,192

 See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	Mar. 26, 2017	Mar. 27, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,467	$12,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,417	5,212
Stock-based compensation expense	2,439	1,501
Deferred income taxes	904	250
Other non-cash items	59	288
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(53,114)	(25,148)
Inventories	(5,400)	(1,663)
Prepaid expenses and other assets	3,305	2,617
Accounts payable, accrued liabilities and other	16,016	19,419
Net cash provided by (used in) operating activities	(10,907)	15,451
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,484)	(2,913)
Proceeds from sale of property and equipment	4	179
Business acquisitions	(10,104)	(36,384)
Other investing activities	(6)	(6)
Net cash used in investing activities	(13,590)	(39,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolver	65,717	112,424
Repayments on revolver	(126,371)	(74,731)
Payment of deferred financing costs	(980)	(1)
Stock repurchases under buyback program	—	(2,865)
Payments related to vesting of share-based awards, net of shares tendered for tax	(3,025)	(556)
Proceeds from equity offering of common stock, net of expenses	93,622	—
Proceeds from exercise of stock options	4	—
Other financing activities	—	(26)
Net cash provided by financing activities	28,967	34,245
Increase in cash and cash equivalents	4,470	10,572
Cash and cash equivalents at beginning of year	6,449	87
Cash and cash equivalents at end of period	$10,919	$10,659

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 26, 2017 and December 31, 2016, and its results of operations and cash flows for the three months ended March 26, 2017 and March 27, 2016.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 26, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Notes 2 and 8 for additional details.

In preparation of Patrick’s condensed consolidated financial statements as of and for the first quarter ended March 26, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the consolidated financial statements. See Note 15 for an event that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years beginning after December 15, 2017. Based on an evaluation and review of its current accounting policies and practices related to the recognition of revenue, the Company does not anticipate that the adoption of this new accounting standard will have a material impact on the condensed consolidated statements of operations, financial position or cash flows. The Company expects to adopt this standard as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.

Leases
In February 2016, the FASB issued a new accounting standard that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retroactive basis. Early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation of it will have on its condensed consolidated financial statements.

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

The Company elected to early adopt the requirements of this accounting standard in the fourth quarter of 2016 and retroactively reflected the impact of the adoption in its financial statements effective January 1, 2016 as required under the standard. Specifically, the excess tax benefits of $0.9 million related to the settlement of share-based compensation that were realized in the first quarter of 2016, and previously recorded in additional paid-in capital, were reclassified as a reduction to income tax expense on the condensed consolidated statement of income for the first quarter ended March 27, 2016. In addition, as required under the new standard, cash paid by directly withholding shares for tax withholding purposes of $0.6 million was reclassified from operating activities to financing activities in the condensed consolidated statement of cash flows for the three months ended March 27, 2016. Furthermore, the Company elected to change its accounting policy to account for forfeitures for share-based awards when they occur.

Cash Flow Statement Classifications
In August 2016, the FASB issued a new accounting standard related to the classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company anticipates adopting the new standard as of January 1, 2018 as required and has determined that the implementation of it will have no impact on its condensed consolidated statements of cash flows for the periods presented.

Goodwill Impairment

In January 2017, the FASB issued a new accounting standard that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill and its carrying value. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation of it will have on its condensed consolidated financial statements.

Definition of a Business

In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business. This standard will assist companies in interpreting the definition of a business which may affect certain areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation of it will have on its condensed consolidated financial statements.

3.	DEFERRED FINANCING / DEBT ISSUANCE COSTS

The condensed consolidated statements of financial position at March 26, 2017 and December 31, 2016 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan (as defined herein) outstanding under the Company’s 2015 Credit Facility (as defined herein) that were reclassified and netted against long-term debt outstanding. The reclassification is the result of the Company’s adoption of new accounting guidance that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The deferred financing costs related to the 2015 Revolver (as defined herein) were not reclassified to long-term debt and are reflected as a component of non-current assets on the condensed consolidated statements of financial position for the periods presented because the guidance does not apply to line-of-credit arrangements. In the first quarter of 2016, the Company adopted this guidance as required on a retrospective basis.

At December 31, 2016, the total maximum borrowing limit under the Company’s 2015 Credit Facility was $360.0 million, of which $90.6 million or 25% represented the total commitment under the Term Loan and was the basis for allocating a portion of the deferred financing costs to the Term Loan. At March 26, 2017 the total maximum borrowing limit under the Company's 2015 Credit Facility was $450.0 million, of which $82.7 million or 18% represented the total commitment under the Term Loan and was the basis for allocating a portion of the deferred financing costs to the Term Loan.

Unamortized total deferred financing costs were $3.1 million and $2.3 million at March 26, 2017 and December 31, 2016, respectively. The following tables illustrate the effect of the change on certain line items within the condensed consolidated statements of financial position for the periods presented.

(thousands)	Mar. 26, 2017	Dec. 31, 2016
Total long-term debt	$212,499	$273,153
Less: Net deferred financing costs related to Term Loan	(561)	(576)
Total long-term debt, net of deferred financing costs	211,938	272,577
Less: current maturities of long-term debt	(15,766)	(15,766)
Total long-term debt, less current maturities, net	$196,172	$256,811

(thousands)	Mar. 26, 2017	Dec. 31, 2016
Total deferred financing costs, net	$3,117	$2,304
Less: Net deferred financing costs related to Term Loan	(561)	(576)
Net deferred financing costs related to 2015 Revolver	$2,556	$1,728

4.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	Mar. 26, 2017	Dec. 31, 2016
Raw materials	$76,384	$70,148
Work in process	8,942	7,659
Finished goods	10,965	13,300
Less: reserve for inventory obsolescence	(3,190)	(2,724)
Total manufactured goods, net	93,101	88,383
Materials purchased for resale (distribution products)	36,280	32,869
Less: reserve for inventory obsolescence	(1,520)	(1,233)
Total materials purchased for resale (distribution products), net	34,760	31,636
Total inventories	$127,861	$120,019

5.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2016 and through the first quarter of 2017 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2017 and 2016 acquisitions with the exception of the acquisition of BH Electronics, Inc. See Note 6 for further details. Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-

lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the first quarter ended March 26, 2017 and March 27, 2016 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets. There have been no material changes to the method of evaluating impairment related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets during the first quarter of 2017.

Goodwill
Changes in the carrying amount of goodwill for the first quarter ended March 26, 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$100,592	$9,301	$109,893
Acquisitions	1,750	—	1,750
Adjustment to prior year purchase price allocations	(1,443)	—	(1,443)
Balance - March 26, 2017	$100,899	$9,301	$110,200

Other Intangible Assets
Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of March 26, 2017, the other intangible assets balance of $164.2 million is comprised of $42.7 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $121.5 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from two to 19 years.

For the finite-lived intangible assets attributable to the 2017 acquisition of Medallion Plastics, Inc., the useful life pertaining to non-compete agreements and to customer relationships for this acquisition was three years and 10 years, respectively.

Amortization expense for the Company’s intangible assets in the aggregate was $4.2 million and $2.8 million for the first quarter ended March 26, 2017 and March 27, 2016, respectively.

Other intangible assets, net consist of the following as of March 26, 2017 and December 31, 2016:

(thousands)	Mar. 26, 2017	Weighted Average Useful Life (in years)	Dec. 31, 2016	Weighted Average Useful Life (in years)
Customer relationships	$144,475	10.2	$140,657	10.2
Non-compete agreements	13,385	3.9	13,413	3.6
Trademarks	42,716	Indefinite	42,741	Indefinite
	200,576		196,811
Less: accumulated amortization	(36,408)		(32,272)
Other intangible assets, net	$164,168		$164,539

Changes in the carrying value of other intangible assets for the first quarter ended March 26, 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$149,853	$14,686	$164,539
Acquisitions	3,250	—	3,250
Amortization	(3,501)	(684)	(4,185)
Adjustment to prior year purchase price allocations	564	—	564
Balance - March 26, 2017	$150,166	$14,002	$164,168

6.	ACQUISITIONS

General
The Company completed one acquisition in the first quarter of 2017 and eight acquisitions in 2016, including two in the first quarter of 2016. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for the 2017 acquisition and for each of the 2016 acquisitions with the exception of the BH Electronics, Inc. acquisition. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the first quarter ended March 26, 2017, revenue of approximately $0.3 million was included in the Company’s condensed consolidated statements of income relating to the business acquired in the first quarter of 2017. Operating income and acquisition-related costs associated with such business were immaterial.

For the first quarter ended March 27, 2016, revenue and operating income of approximately $3.8 million and $0.4 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the two businesses acquired in the first quarter of 2016. Acquisition-related costs in the aggregate associated with such businesses were immaterial.

2017 Acquisition
Medallion Plastics, Inc. ("Medallion")
In March 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Medallion, a designer, engineer and manufacturer of custom thermoformed products and components which include dash and trim panels and fender skirts for the RV market, and complete interior packages, bumper covers, hoods, and trims for the automotive, specialty transportation and other industrial markets, for a net purchase price of $10.1 million.

The results of operations for Medallion are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2017.

2016 Acquisitions
Sigma Wire International, LLC / KRA International, LLC (together "Sigma/KRA")
In December 2016, the Company acquired the business and certain assets of Sigma Wire International, LLC ("Sigma"), headquartered in Elkhart, Indiana, and KRA International, LLC ("KRA"), headquartered in Mishawaka, Indiana.  Sigma is a manufacturer of a wide range of PVC insulated wire and cable products primarily for the RV and marine markets.  KRA, which operates primarily in the RV and industrial markets, is a manufacturer of wire harnesses and associated assemblies for RVs, commercial vehicles, lawn care equipment, marine products, the defense industry, and automotive aftermarket products.  The Company acquired Sigma/KRA for a net purchase price of $26.1 million.
The results of operations for Sigma/KRA are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2017.

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

The results of operations for BHE are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second quarter of 2017.
Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. ("LS Mfg.")
In July 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry as well as certain industrial markets, for a net purchase price of $11.2 million.

The results of operations for LS Mfg. are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2017, with no material changes from previously reported estimated amounts.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussion above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses	Other intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2017
Medallion	$2,190	$2,442	$1,250	$128	$3,250	$1,750	$906	$—	$10,104

2016
Parkland	$2,880	$5,280	$2,987	$86	$10,950	$5,175	$2,180	$—	$25,178
Progressive	996	3,074	100	61	6,010	2,980	2,344	—	10,877
Cana	646	1,151	5,840	29	7,065	2,927	1,135	—	16,523
MSM	2,017	1,592	2,521	12	7,855	984	965	—	14,016
LS Mfg.	620	1,382	265	—	5,751	3,336	154	—	11,200
BHE	2,922	3,801	1,794	—	18,868	16,674	1,507	7,552	35,000
Sigma/KRA	2,039	1,841	1,050	7	14,768	8,162	1,746	—	26,121
Totals	$12,120	$18,121	$14,557	$195	$71,267	$40,238	$10,031	$7,552	$138,915
Pro Forma Information
The following pro forma information for the first quarter ended March 26, 2017 and March 27, 2016 assumes the Medallion acquisition (which was acquired in 2017) and the Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA acquisitions (which were acquired in 2016) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Medallion, Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $1.5 million for the first quarter March 26, 2017 and March 27, 2016, respectively.

	First Quarter Ended
(thousands except per share data)	Mar. 26, 2017	Mar. 27, 2016
Revenue	$349,651	$323,074
Net income	18,001	16,924
Basic net income per common share	1.18	1.13
Diluted net income per common share	1.16	1.11

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $2.4 million and $1.5 million for the first quarters ended March 26, 2017 and March 27, 2016, respectively, for its stock-based compensation plans on the condensed consolidated statements of income.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For the full year 2016, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 154,981 shares in the aggregate, of which grants of 136,687 shares were approved in the first quarter of 2016. In addition, on February 23, 2016, the Board granted 22,000 restricted stock units (“RSUs”). On September 26, 2016, the Board approved the issuance of 80,592 shares that may be issued upon the exercise of stock options, and the issuance of 80,592 shares that may be issued upon the exercise of stock appreciation rights.

In the first quarter of 2017, the Board approved various share grants under the Plan totaling 99,803 shares in the aggregate. In addition, on January 17, 2017, the Board approved the issuance of 226,740 stock options and the issuance of 226,748 stock appreciation rights.

As of March 26, 2017, there was approximately $26.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 29.9 months.

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

Income per common share is calculated for the first quarter as follows:

	First Quarter Ended
(thousands except per share data)	Mar. 26, 2017	Mar. 27, 2016
Net income for basic and diluted per share calculation	$17,467	$12,975
Weighted average common shares outstanding - basic	15,238	14,948
Effect of potentially dilutive securities	311	244
Weighted average common shares outstanding - diluted	15,549	15,192
Basic net income per common share	$1.15	$0.87
Diluted net income per common share	$1.12	$0.85

On March 14, 2017, the Company completed a public offering of 1,350,000 shares of its common stock at a price of $73.00 per share for total proceeds of $98.6 million less related costs. The net proceeds from the offering of $93.6 million were used to pay down a portion of the Company's outstanding indebtedness.

9.	DEBT

A summary of total debt outstanding at March 26, 2017 and December 31, 2016 is as follows:

(thousands)	Mar. 26, 2017	Dec. 31, 2016
Long-term debt:
2015 Revolver	$129,773	$190,427
Term Loan	82,726	82,726
Total long-term debt	212,499	273,153
Less: current maturities of long-term debt	(15,766)	(15,766)
Less: Net deferred financing costs related to Term Loan	(561)	(576)
Total long-term debt, less current maturities, net	$196,172	$256,811

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

On March 17, 2017, the Company entered into a third amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $450.0 million from $360.0 million by expanding the 2015 Revolver to $367.3 million. The Term Loan commitment is $82.7 million. In addition, the maturity date for the 2015 Credit Facility was extended to March 17, 2022 from April 28, 2020.

The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2015 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

•	The initial maturity date for the 2015 Credit Facility was April 28, 2020. Pursuant to the third amendment. the maturity date was extended to March 17, 2022;

•
The initial Term Loan had repayment installments of approximately $2.7 million per quarter with the remaining balance due at maturity. Following the expansion of the Term Loan in July 2016 pursuant to the second amendment, the quarterly repayment installments were increased to approximately $3.9 million beginning on September 30, 2016 with the remaining balance due at maturity. There was no impact to the quarterly repayment installments as a result of the third amendment.

•
The interest rates for borrowings under the 2015 Revolver and the Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the 2015 Revolver;

•	The 2015 Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

•	Up to $10.0 million of the 2015 Revolver will be available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

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

At March 26, 2017, the Company had $82.7 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $128.0 million under the LIBOR-based option and (ii) $1.8 million under the Prime Rate-based option. The interest rate for borrowings at March 26, 2017 was the Prime Rate plus 0.75% (or 4.75%), or LIBOR plus 1.75% (or 2.7500%). At December 31, 2016, the Company had $82.7 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $187.0 million under the LIBOR-based option and (ii) $3.4 million under the Prime Rate-based option. The interest rate for borrowings at December 31, 2016 was the Prime Rate plus 0.75% (or 4.50%), or LIBOR plus 1.75% (or 2.5625%). The fee payable on committed but unused portions of the 2015 Revolver was 0.225% at March 26, 2017 and December 31, 2016.

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

As of and for the March 26, 2017 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of March 26, 2017 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.31
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.04

Interest paid for the first quarter of 2017 was $1.7 million. For the comparable 2016 period, interest paid was $1.3 million.

10.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 26, 2017 and December 31, 2016 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of March 26, 2017 and December 31, 2016 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

11.	INCOME TAXES

The Company recorded income taxes at an estimated effective rate of 20.2% in the first quarter of 2017. For the comparable 2016 period, the estimated effective tax rate was 31.6%. The effective tax rate for both periods presented reflected the impact of the Company's adoption of the share-based payment awards accounting standard in which additional taxable deductions related to excess tax benefits on share-based compensation of $3.7 million and $0.9 million were recorded as a reduction to income tax expense upon realization in the first quarter of 2017 and 2016, respectively. See Note 2 for further details.

The Company paid income taxes of $0.3 million and $0.1 million in the first quarter of 2017 and 2016, respectively. Due to the timing of tax payments, the Company paid an additional $6.2 million in income taxes in April 2017 (the beginning of the Company's 2017 second fiscal quarter) and $5.7 million in April 2016 (the beginning of the Company's 2016 second fiscal quarter).

12.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, fiberglass and plastic helm systems and components products, wiring and wiring harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 82% and 81% of the Company’s net sales for the first quarter ended March 26, 2017 and March 27, 2016, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 18% and 19% of the Company’s net sales for the first quarter ended March 26, 2017 and March 27, 2016, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended Mar. 26, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$284,506	$60,921	$345,427
Intersegment sales	6,984	600	7,584
Total sales	291,490	61,521	353,011
Operating income	31,069	3,710	34,779

First Quarter Ended Mar. 27, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$226,949	$51,688	$278,637
Intersegment sales	5,055	687	5,742
Total sales	232,004	52,375	284,379
Operating income	26,158	3,602	29,760

The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	Mar. 26, 2017	Mar. 27, 2016
Operating income for reportable segments	$34,779	$29,760
Unallocated corporate expenses	(6,679)	(6,378)
Amortization	(4,185)	(2,768)
Consolidated operating income	$23,915	$20,614

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

13.	STOCK REPURCHASE PROGRAMS

In February 2013, the Board approved a stock repurchase program which was subsequently expanded in February 2014 and February 2015 (the “2013 Repurchase Plan”).

In January 2016, the Company fully utilized the authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). There were no stock repurchases in the first quarter of 2017.

Repurchases of the Company's common stock, in the aggregate, under both the 2013 and 2016 Repurchase Plans were as follows:

	Shares	Total Cost	Average Price
Year	Repurchased	(in thousands)	Per Share
2013 Repurchase Plan:
2013	610,995	$6,078	$9.95
2014	517,125	13,928	26.93
2015	618,557	22,637	36.60
2016	70,636	2,865	40.56
Total under 2013 Repurchase Plan	1,817,313	45,508	25.04
2016 Repurchase Plan	50,102	2,349	46.88
Total under 2013 and 2016 Repurchase Plans	1,867,415	$47,857	$25.63

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

14.	RELATED PARTY TRANSACTIONS

In the first quarter of 2017, the Company entered into transactions with companies affiliated with three of its independent Board members. The Company purchased approximately $1.0 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.7 million of various fiberglass and plastic components and wood products to Spartan Motors USA, Inc., a subsidiary of Spartan Motors, Inc. John A. Forbes serves as the President of the Utilimaster business unit of Spartan Motors USA, Inc.  In addition, the Company sold approximately $0.1 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

15.    SUBSEQUENT EVENT

Acquisition

In May 2017, the Company acquired 100% of the membership interests of Leisure Product Enterprises, LLC (“LPE”) for a net purchase price of approximately $73.5 million. LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products, located in Lebanon, Missouri, supplies marine OEMs with fully-assembled boat dash and helm assemblies, including electrical wiring harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks, located in Henderson, North Carolina, supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts, with facilities located in Sarasota, Florida and Cape Coral, Florida, designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers. The acquisition of LPE provides the opportunity for the Company to further expand its product offerings in the marine market and increase its market share and per unit content.

The acquisition was funded under the Company's 2015 Credit Facility. The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired and expects to provide a summary of each in its report on Form 10-Q for the second quarter ending June 25, 2017. The results of operations will be included in the Company's condensed consolidated financial statements from the date of acquisition and in the Manufacturing segment. In addition, the Company expects to incur one-time transaction-specific pretax charges of $0.3 million or $0.01 per diluted share after tax in the second quarter of 2017.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 26, 2017 Compared to 2016

REVIEW BY BUSINESS SEGMENT
First Quarter Ended March 26, 2017 Compared to 2016
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first quarter of 2017 reflected a strong start to the year in all three of our primary end markets, marked by a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, strong growth in the manufactured housing ("MH") market, and improving conditions in the industrial markets, as evidenced by year-to-date growth in new housing starts and an increase in construction spending. As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand as original equipment manufacturers ("OEMs") and dealers are adding capacity where necessary to meet growing demand. We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the first quarter of 2017 increasing beyond the general industry results. We expect the three primary markets that we serve to experience continued growth in the remainder of 2017 with full year seasonal pattern tracking trends consistent with the prior year.

RV Industry
The RV industry, which is our primary market and comprised 76% of the Company’s first quarter 2017 sales, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), as noted in its March 2017 Market Report, wholesale shipment levels reached 120,866 units in the first quarter of 2017, representing an increase of approximately 12% versus the prior year period. Consistent with 2016 shipment trends, the increase in wholesale shipments was led by travel trailers which increased 12%, and smaller motorized units (Class B and C) which increased 33%, compared to the prior year periods. Based on the most recent available industry-wide survey data, in the first two months of 2017, combined domestic and Canadian retail sales were up 10% year-over-year compared to wholesale production which was up approximately 9% over the same two-month period.

With 2016 wholesale unit shipments in the RV industry surpassing all prior production peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including:

•	Positive industry demographic trends with younger buyers entering the market and an increasing number of baby boomers reaching retirement age;

•	Readily available financing and improving consumer credit;

•	New and innovative products coming to market;

•	Increased strength in the overall economic environment, including lower employment rates and improving consumer confidence levels; and the

•	Value of the RV and leisure lifestyle related to spending quality time with families.

The Company believes continued growth in industry-wide retail sales and the related production levels of RVs in the remainder of 2017 will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political and governmental environment, and equity securities market trends. On a macroeconomic level, as consumer confidence has generally trended higher over the last six to seven years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.
MH Industry
The MH industry represented approximately 13% of the Company’s first quarter 2017 sales. Based on industry data for the months of January and February 2017 and our Company forecast for the month of March, we estimate MH wholesale unit shipments increased by approximately 20% in the first quarter of 2017 versus the prior year, representing the second highest quarter-over-quarter increase since 2012. We currently expect steady growth in this market for the remainder of 2017 with growth rates and seasonality consistent with recent years and believe we are well-positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

In addition, we believe there is pent up demand being created and significant upside potential for this market in the long-term based on current demographic trends including:

•	Multi-family housing capacity;

•	New home pricing; and

•	Improving credit and financing conditions.

Factors that may favorably impact production levels further in this industry include quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market, which accounted for 11% of our first quarter 2017 sales, and is comprised primarily of the kitchen cabinet industry, retail and commercial fixtures market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and more specifically, improving conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions and new product development, and the penetration of adjacent markets and new geographic regions. Additionally, the Company has targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the marine, retail fixture, and office, medical, and institutional furnishings markets.
We estimate approximately 54% of our industrial revenue base was directly tied to the residential housing market in the first quarter of 2017 where new housing starts increased approximately 8% compared to the prior year period (as reported in a U.S. Department of Commerce release dated April 18, 2017). The remaining 46% of our industrial business is directly tied to the marine market and the commercial markets, mainly in the retail fixture, institutional and commercial furnishings markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months.
The Company believes that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.
Outlook
In general, the three primary markets that we serve experienced steady growth in the first quarter of 2017 compared to the prior year, and we expect to see continued growth throughout the remainder of 2017 with full year seasonal patterns tracking trends consistent with the prior year. While the ongoing trend involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units continues to moderately impact the Company's overall dollar content per unit growth in the short-term, the Company views this shift as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV unit shipment levels in 2017 will increase approximately 3.5% when compared to the full year 2016 supported by strong retail shows and favorable demographic patterns. In addition, we are currently forecasting an approximate 10% annual growth rate in MH wholesale unit shipments for fiscal 2017 based on improvements in the overall economy and consistent with the improvement in single-family residential housing starts. The National Association of Home Builders (“NAHB”) (per their housing and interest rate forecast as of March 31, 2017) is currently forecasting an approximate 5% year-over-year increase in new housing starts in 2017 compared to 2016.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing, similar or complementary businesses, expanding operations in targeted regional territories, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, focusing on strategic capital expenditures to achieve cost reductions and labor efficiencies, talent management and retention, and the execution of our organizational strategic agenda.
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

REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended March 26, 2017 Compared to 2016
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
	Mar. 26, 2017	Mar. 27, 2016
Net sales	100.0%	100.0%
Cost of goods sold	83.3	83.7
Gross profit	16.7	16.3
Warehouse and delivery expenses	3.0	2.8
Selling, general and administrative expenses	5.5	5.1
Amortization of intangible assets	1.2	1.0
Operating income	6.9	7.4
Interest expense, net	0.6	0.6
Income taxes	1.3	2.1
Net income	5.1	4.7

Net Sales. Net sales in the first quarter of 2017 increased $66.8 million or 24% to $345.4 million from $278.6 million in the first quarter of 2016. The increase was attributable to a 21% increase in the Company’s revenue from the RV industry, a 36% increase in revenue from the MH industry, and a 35% increase in revenue from the industrial markets.

The revenue increase largely reflected the incremental revenue contribution of the acquisitions completed in 2016: Parkland Plastics, Inc. (“Parkland”), The Progressive Group (“Progressive”), Cana Holdings, Inc. (“Cana”), Mishawaka Sheet Metal, LLC (“MSM”), Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”), BH Electronics, Inc. (“BHE”), and Sigma Wire International, LLC / KRA International, LLC (together "Sigma/KRA"). The sales improvement in the first quarter of 2017 is also attributable to: (i) increased RV, MH, and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved residential housing starts.

Revenue in the first quarter of 2017 included $0.3 million related to Medallion Plastics, Inc. ("Medallion"), which was acquired in late March 2017. Revenue in the first quarter of 2016 included $3.8 million related to the acquisitions completed in that period.

The Company’s RV content per unit (on a trailing twelve-month basis) for the first quarter of 2017 increased approximately 14% to $2,167 from $1,904 for the first quarter of 2016. The MH content per unit (on a trailing twelve-month basis) for the first quarter of 2017 increased approximately 14% to an estimated $2,044 from $1,787 for the first quarter of 2016.

The RV industry, which represented 76% of the Company’s sales in the first quarter of 2017 saw wholesale unit shipments increase by approximately 12% compared to 2016. The Company estimates that the MH industry, which represented 13% of the Company’s sales in the first quarter of 2017, experienced an estimated 20% increase in wholesale unit shipments compared to the prior year. The industrial market sector accounted for approximately 11% of the Company’s sales in the first quarter of 2017. We estimate that approximately 54% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 8% in the first quarter of 2017 compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $54.6 million or 23% to $287.9 million in the first quarter of 2017 from $233.3 million in 2016. As a percentage of net sales, cost of goods sold decreased during the first quarter of 2017 to 83.3% from 83.7% in 2016.

Cost of goods sold as a percentage of net sales was positively impacted during the first quarter of 2017 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and the addition of new higher margin product lines; and (iii) the deployment of strategic capital investments and the implementation of certain workflow changes, which were initiated in the second half of 2016, to automate certain processes, improve efficiencies, expand capacity, and alleviate labor inefficiencies, particularly in certain of our Midwest facilities. In addition, our cost of goods sold percentage can be impacted by demand changes in certain market sectors that can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.
Gross Profit. Gross profit increased $12.1 million or 27%, to $57.5 million in the first quarter of 2017 from $45.4 million in 2016. As a percentage of net sales, gross profit increased to 16.7% in the first quarter of 2017 from 16.3% in the same period in 2016. The improvement in gross profit dollars and the impact to the percentage of net sales in the first quarter of 2017 compared to 2016 reflected the impact of the factors discussed above under “Cost of Goods Sold.”

Economic or industry-wide factors affecting the profitability of our RV, MH and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $2.6 million or 34%, to $10.3 million in the first quarter of 2017 from $7.7 million in 2016. As a percentage of net sales, warehouse and delivery expenses were 3.0% and 2.8% in the first quarter of 2017 and 2016, respectively.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $4.8 million or 34%, to $19.1 million in the first quarter of 2017 from $14.3 million in 2016. As a percentage of net sales, SG&A expenses were 5.5% in the first quarter of 2017 compared to 5.1% in the first quarter of 2016.

The increase in SG&A expenses as a percentage of net sales in the first quarter of 2017 compared to the prior year period primarily reflected (i) the impact of additional headcount and administrative expenses associated with recent acquisitions, (ii) the additional investment in and costs related to both an expansion of certain leadership roles and to overhead and employee talent and retention to support our continued strategic growth plans in 2017 and beyond, (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees, and (iv) the impact of acquisitions completed in 2016 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.4 million in the first quarter of 2017 compared to the prior year period, primarily reflecting the impact of the businesses acquired in 2016. In the aggregate, in conjunction with the 2016 and 2017 acquisitions, the Company recognized an estimated $57.8 million in certain finite-lived intangible assets that are being amortized over periods ranging from two to 10 years.

Operating Income. Operating income increased $3.3 million or 16%, to $23.9 million in the first quarter of 2017 from $20.6 million in 2016. As a percentage of net sales, operating income decreased to 6.9% in the first quarter of 2017 from 7.4% in the same period in 2016. Operating income in the first quarter of 2016 included $0.4 million attributable to the acquisitions completed in that period. Operating income associated with the business acquired in the first quarter of 2017 was immaterial. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $0.4 million to $2.0 million in the first quarter of 2017 from $1.6 million in the prior year. The change in interest expense primarily reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the first quarter of 2017.

Income Taxes. The Company recorded income taxes at an estimated effective rate of 20.2% in the first quarter of 2017. For the comparable 2016 period, the estimated effective tax rate was 31.6%. The effective tax rate for both periods reflected the impact of the Company's adoption of a new share-based payment awards accounting standard discussed below in which additional taxable deductions related to excess tax benefits on share-based compensation of $3.7 million and $0.9 million were recorded as a reduction to income tax expense upon realization in the first quarter of 2017 and 2016, respectively. Exclusive of the impact relating to the share-based payment awards in the first quarter of 2017, we anticipate our full year 2017 effective tax rate to be approximately 36.5%.

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

Net Income. Net income for the first quarter of 2017 was $17.5 million or $1.12 per diluted share compared to $13.0 million or $0.85 per diluted share for 2016. The changes in net income for the first quarter of 2017 reflect the impact of the items previously discussed.

In the fourth quarter of 2016, the Company adopted a new accounting standard related to employee share-based payments that requires tax benefits resulting from the vesting or exercise of such payments be recognized in the Company's income tax provision rather than in additional paid-in capital. Adoption of the new standard required a retroactive adjustment to the Company's income tax provision previously reported for the first quarter of 2016. As a result of this adjustment, the Company's first quarter 2016 net income and net income per diluted share were increased by $0.9 million and $0.05 per share, respectively. In addition, adoption of this standard increased the Company's first quarter 2017 net income and net income per diluted share by $3.7 million and $0.22 per share, respectively.
REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, fiberglass and plastic helm systems and components products, wiring and wiring harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components.

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

First Quarter Ended March 26, 2017 Compared to 2016

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

	First Quarter Ended
(thousands)	Mar. 26, 2017	Mar. 27, 2016
Sales
Manufacturing	$291,490	$232,004
Distribution	61,521	52,375

Gross Profit
Manufacturing	48,059	38,805
Distribution	10,483	8,612

Operating Income
Manufacturing	31,069	26,158
Distribution	3,710	3,602

Manufacturing

Sales. Sales increased $59.5 million or 26%, to $291.5 million in the first quarter of 2017 from $232.0 million in 2016. This segment accounted for approximately 82% of the Company’s consolidated net sales for the first quarter of 2017, and 81% for the first quarter of 2016. In the first quarter of 2017, the sales increase reflected a 23% increase in the Company’s revenue from the RV industry, a 50% increase in revenue from the MH industry, and a 24% increase in revenue from the industrial markets.

The revenue increase largely reflected the incremental revenue contribution of the acquisitions completed in 2016. The sales improvement in the first quarter of 2017 is also attributable to: (i) increased RV, MH, and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved residential housing starts.

Revenue in the first quarter of 2017 and 2016 included $0.3 million and $2.4 million, respectively, attributable to the acquisitions completed in each of those periods.

Gross Profit. Gross profit increased $9.3 million to $48.1 million in the first quarter of 2017 from $38.8 million in the first quarter of 2016. As a percentage of sales, gross profit decreased to 16.5% in first quarter 2017 from 16.7% in 2016.

Operating Income. Operating income increased $4.9 million to $31.1 million in the first quarter of 2017 from $26.2 million in the prior year. Operating income in the first quarter of 2016 included $0.3 million attributable to the acquisitions completed in that period. Operating income associated with the business acquired in the first quarter of 2017 was immaterial. The change in operating income is primarily attributable to the items discussed above.

Distribution

Sales. Sales increased $9.1 million or 18%, to $61.5 million in the first quarter of 2017 from $52.4 million in 2016. This segment accounted for approximately 18% of the Company’s consolidated net sales for the first quarter of 2017, and 19% for the first quarter of 2016. The sales increase in the first quarter of 2017 largely reflected an increase in the Company’s revenue from the industrial markets. Revenue in the first quarter of 2016 included $1.4 million attributable to the acquisition completed in that period. The acquisition completed in the first quarter of 2017 was related to the Manufacturing segment, and therefore there was no impact from this acquisition on revenues in the Distribution segment.

Gross Profit. Gross profit increased $1.9 million to $10.5 million in the first quarter of 2017 from $8.6 million in the first quarter of 2016. As a percentage of sales, gross profit increased to 17.0% in the first quarter of 2016 from 16.4% in 2016. The increase in gross profit as a percentage of sales for the first quarter of 2017 is primarily attributable to the strategic exit of certain negative or lower margin product lines within several of the Company's distribution businesses.

Operating Income. Operating income increased $0.1 million to $3.7 million in the first quarter of 2017 from $3.6 million in the prior year. Operating income related to the business acquired in the first quarter of 2016 was immaterial. The acquisition completed in the first quarter of 2017 was related to the Manufacturing segment, and therefore there was no impact from this acquisition on operating income in the Distribution segment. The overall net improvement in operating income in the first quarter of 2017 primarily reflects the increase in gross profit mentioned above that was partially offset by the impact of an acquisition completed in 2016 that had a higher SG&A expense profile than that of the Company on a consolidated basis.

Unallocated Corporate Expenses
Unallocated corporate expenses in the first quarter of 2017 increased $0.3 million to $6.7 million from $6.4 million in the comparable prior year period. Unallocated corporate expenses in both the first quarter of 2017 and 2016 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2017 acquisition and the 2016 acquisitions.

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

Net cash used by operating activities was $10.9 million in the first three months of 2017 compared to net cash provided of $15.5 million in 2016. Net income was $17.5 million in the first three months of 2017 compared to $13.0 million in 2016. Net of acquisitions, trade receivables increased $53.1 million in the first three months of 2017 and $25.1 million in the same period of 2016, reflecting increased sales levels and normal seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2017, 2016 and 2015, as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of approximately $23.5 million and $10.8 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended March 26, 2017 and March 27, 2016, respectively.

Inventories, net of acquisitions, increased $5.4 million and $1.7 million in the first three months of 2017 and 2016, respectively, primarily reflecting the sales volumes and inventory levels associated with acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $16.0 million net increase in accounts payable, accrued liabilities and other in the first three months of 2017 and the $19.4 million net increase in the comparable 2016 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $0.3 million in the first quarter of 2017. For the comparable period in 2016, the Company paid income taxes of $0.1 million. Due to the timing of tax payments, the Company paid an additional $6.2 million in income taxes in April 2017 (the beginning of the Company's 2017 second fiscal quarter) and $5.7 million in April 2016 (the beginning of the Company's 2016 second fiscal quarter).

The first three months of 2017 and 2016 reflect the impact of the Company's adoption of the share-based payment awards accounting standard in which additional taxable deductions related to excess tax benefits on share-based compensation of $3.7 million and $0.9 million were recorded as a reduction to income tax expense upon realization in the first three months of 2017 and 2016, respectively.

Investing Activities
Investing activities used cash of $13.6 million in the first three months of 2017 primarily to fund the Medallion acquisition for $10.1 million and for capital expenditures of $3.5 million. Investing activities used cash of $39.1 million in the first three months of 2016 primarily to fund the Parkland and Progressive acquisitions for $36.4 million in the aggregate, and for capital expenditures of $2.9 million. In May 2017 (the second fiscal quarter of 2017), the Company used cash of $73.5 million to fund the acquisition of Leisure Product Enterprises, LLC, a group of three manufacturing companies primarily serving the marine and industrial markets.

Our current operating model forecasts capital expenditures for fiscal 2017 of up to approximately $16.0 million related primarily to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements.

Financing Activities
Net cash flows provided by financing activities were $29.0 million in the first three months of 2017 compared to $34.2 million in the comparable 2016 period. As of March 26, 2017, availability under the 2015 Revolver (as defined herein), net of cash on hand, was $247.1 million.

In the first quarter of 2017 the Company completed a public offering of 1,350,000 shares of its common stock. The net proceeds from the offering of $93.6 million were used to pay down a portion of the Company's outstanding indebtedness. The net payments on the 2015 Revolver were $60.7 million in the first three months of 2017.
Net borrowings on the 2015 Revolver were $37.7 million in the aggregate in the first three months of 2016. These borrowings were primarily used to fund the Progressive and Parkland acquisitions. Stock repurchases were $2.9 million in the first three months of 2016.

In accordance with its scheduled debt service requirements, the Company paid down $3.9 million in principal on its Term Loan (as defined herein) on March 28, 2017 (beginning of fiscal second quarter 2017).

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

On March 17, 2017, the Company entered into a third amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $450.0 million from $360.0 million by expanding the 2015 Revolver to $367.3 million. The Term Loan commitment is $82.7 million. In addition, the maturity date for the 2015 Credit Facility was extended to March 17, 2022 from April 28, 2020.

At March 26, 2017, the Company had $82.7 million outstanding under the Term Loan and $129.8 million under the 2015 Revolver.

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

As of and for the March 26, 2017 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of March 26, 2017 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.31
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.04

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at March 26, 2017; and (3) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

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

As of March 26, 2017, the availability under the 2015 Revolver, net of cash on hand, was $247.1 million. Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $450.0 million (effective as of March 17, 2017) and are subject to variable rates of interest. For the first quarter of 2017 and for the fiscal year ended December 31, 2016, we were in compliance with all of our debt covenants under the terms of the credit agreement in effect at each reporting date.

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

Our ability to access unused borrowing capacity under the 2015 Credit Facility as a source of liquidity is dependent on our maintaining compliance with the financial covenants as specified under the terms of the 2015 Credit Agreement. In 2017, our management team is focused on increasing market share, maintaining margins, keeping costs aligned with revenue, further improving operating efficiencies, managing inventory levels and pricing, and acquiring businesses and product lines that meet established criteria. In addition, future liquidity and capital resources may be impacted as we continue to make targeted capital investments to support new business and leverage our operating platform and to repurchase common stock in conjunction with the Company’s stock repurchase program announced in January 2016.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations
At March 26, 2017, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.1 million, assuming average borrowings, including the Term Loan, subject to variable rates of $212.5 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the Term Loan) at March 26, 2017 subject to variable rates.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first three months of 2017. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 26, 2017 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
Jan. 1 - Jan. 22, 2017	15,433	$78.20	—	$47,651,077
Jan. 23 - Feb. 26, 2017	21,979	82.65	—	47,651,077
Feb. 27 - Mar. 26, 2017	—	—	—	47,651,077
	37,412		—

(1) Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

(2) In January 2016, the Company fully utilized the authorization under its previous repurchase plan originally announced in 2013, and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the "2016 Repurchase Plan"). There were no stock repurchases in the first three months of 2017 under the 2016 Repurchase Plan.

ITEM 6.	EXHIBITS

Exhibits (1)	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 4, 2017	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 4, 2017	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer