Form 10-Q
period 2017-06-25
PATRICK INDUSTRIES INC
filed 2017-08-03
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
As of July 21, 2017, there were 16,824,672 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Jun 25, 2017	Dec 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$11,606	$6,449
Trade receivables, net	99,337	38,455
Inventories	133,781	120,019
Prepaid expenses and other	6,468	7,846
Total current assets	251,192	172,769
Property, plant and equipment, net	94,830	85,483
Goodwill	138,725	109,893
Other intangible assets, net	201,638	164,539
Deferred financing costs	2,440	1,728
Other non-current assets	506	538
TOTAL ASSETS	$689,331	$534,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$15,766
Accounts payable	66,525	46,752
Accrued liabilities	26,882	23,575
Total current liabilities	109,173	86,093
Long-term debt, less current maturities	244,409	256,811
Deferred tax liabilities	13,933	4,988
Deferred compensation and other	1,595	1,610
TOTAL LIABILITIES	369,110	349,502
SHAREHOLDERS’ EQUITY
Common stock	159,762	63,716
Additional paid-in-capital	8,243	8,243
Accumulated other comprehensive income	27	27
Retained earnings	152,189	113,462
TOTAL SHAREHOLDERS’ EQUITY	320,221	185,448
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$689,331	$534,950

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
NET SALES	$407,145	$315,163	$752,572	$593,800
Cost of goods sold	335,645	259,879	623,523	493,164
GROSS PROFIT	71,500	55,284	129,049	100,636
Operating Expenses:
Warehouse and delivery	11,083	9,285	21,426	16,984
Selling, general and administrative	21,893	14,767	40,999	29,038
Amortization of intangible assets	4,817	3,225	9,002	5,993
Total operating expenses	37,793	27,277	71,427	52,015
OPERATING INCOME	33,707	28,007	57,622	48,621
Interest expense, net	2,010	1,632	4,024	3,281
Income before income taxes	31,697	26,375	53,598	45,340
Income taxes	10,437	9,406	14,871	15,396
NET INCOME	$21,260	$16,969	$38,727	$29,944

BASIC NET INCOME PER COMMON SHARE	$1.30	$1.13	$2.45	$2.00
DILUTED NET INCOME PER COMMON SHARE	$1.28	$1.11	$2.40	$1.97

Weighted average shares outstanding - Basic	16,400	15,008	15,839	14,978
Weighted average shares outstanding - Diluted	16,660	15,231	16,123	15,212

 See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	Jun 25, 2017	Jun 26, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,727	$29,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,778	11,114
Stock-based compensation expense	5,117	3,133
Deferred income taxes	(1,655)	(1,903)
Other non-cash items	340	522
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(52,899)	(46,016)
Inventories	(5,432)	(979)
Prepaid expenses and other assets	1,790	1,683
Accounts payable, accrued liabilities and other	17,643	21,544
Net cash provided by operating activities	19,409	19,042
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,774)	(6,070)
Proceeds from sale of property and equipment	57	201
Business acquisitions	(83,604)	(67,005)
Other investing activities	(13)	(13)
Net cash used in investing activities	(92,334)	(72,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(3,941)	(2,679)
Borrowings on revolver	226,810	207,497
Repayments on revolver	(235,312)	(147,588)
Payment of deferred financing costs	(995)	(26)
Stock repurchases under buyback program	—	(4,667)
Payments related to vesting of share-based awards, net of shares tendered for tax	(3,025)	(556)
Proceeds from equity offering of common stock, net of expenses	93,622	—
Proceeds from exercise of stock options	926	1,863
Other financing activities	(3)	(51)
Net cash provided by financing activities	78,082	53,793
Increase (decrease) in cash and cash equivalents	5,157	(52)
Cash and cash equivalents at beginning of year	6,449	87
Cash and cash equivalents at end of period	$11,606	$35

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 25, 2017 and December 31, 2016, and its results of operations and cash flows for the three and six months ended June 25, 2017 and June 26, 2016.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 25, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Note 2 for additional details.

In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 25, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the consolidated financial statements. See Note 14 for an event that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years beginning after December 15, 2017. Based on an evaluation that is not yet complete and review of its current accounting policies and practices related to the recognition of revenue, the Company does not anticipate that the adoption of this new accounting standard will have a material impact on the condensed consolidated statements of operations, financial position or cash flows. The Company expects to complete its analysis in the third or fourth quarter of 2017.

The Company is in the process of assessing what additional revenue disclosures will be required in its condensed consolidated financial statements. The Company expects to adopt this standard as of January 1, 2018, under the modified retrospective method where the cumulative effect is recognized at the date of initial application.

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

Stock Compensation
In March 2016, the FASB issued a new accounting standard for employee share-based payments relating to: (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the condensed consolidated statements of cash flows. In addition, the standard provides an accounting policy election to account for forfeitures as they occur. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption is permitted.

The Company elected to early adopt the requirements of this accounting standard in the fourth quarter of 2016 and retroactively reflected the impact of the adoption in its financial statements effective January 1, 2016 as required under the standard. Specifically, the excess tax benefits of $1.2 million related to the settlement of share-based compensation that were realized in the first six months of 2016, and previously recorded in additional paid-in capital, were reclassified as a reduction to income tax expense of $0.3 million and $1.2 million on the condensed consolidated statements of income for the second quarter and six months ended June 26, 2016, respectively. In addition, as required under the new standard, cash paid by directly withholding shares for tax withholding purposes of $0.6 million was reclassified from operating activities to financing activities on the condensed consolidated statement of cash flows for the six months ended June 26, 2016. Furthermore, the Company elected to change its accounting policy to account for forfeitures for share-based awards when they occur.

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

Definition of a Business

In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business. This standard will assist companies in interpreting the definition of a business which may affect certain areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard as of January 2018 as required and has not yet determined the impact that the implementation of it will have on its condensed consolidated financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	Jun 25, 2017	Dec 31, 2016
Raw materials	$83,862	$70,148
Work in process	9,939	7,659
Finished goods	12,083	13,300
Less: reserve for inventory obsolescence	(3,330)	(2,724)
Total manufactured goods, net	102,554	88,383
Materials purchased for resale (distribution products)	33,034	32,869
Less: reserve for inventory obsolescence	(1,807)	(1,233)
Total materials purchased for resale (distribution products), net	31,227	31,636
Total inventories	$133,781	$120,019

4.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2016 and through the first six months of 2017 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2017 and 2016 acquisitions with the exception of the acquisitions of BH Electronics, Inc. and Leisure Product Enterprises, LLC. See Note 5 for further details. Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the second quarter and six months ended June 25, 2017 and June 26, 2016 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets.

Goodwill
Changes in the carrying amount of goodwill for the six months ended June 25, 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$100,592	$9,301	$109,893
Acquisitions	32,585	—	32,585
Adjustment to prior year purchase price allocations	(3,753)	—	(3,753)
Balance - June 25, 2017	$129,424	$9,301	$138,725

Other Intangible Assets
Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of June 25, 2017, the other intangible assets balance of $201.6 million is comprised of $46.4 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $155.2 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from three to 19 years.

For the finite-lived intangible assets attributable to the 2017 acquisitions, the useful life pertaining to non-compete agreements was three years for Medallion Plastics, Inc. and five years for Leisure Product Enterprises, LLC. The useful life pertaining to customer relationships for all of the 2017 acquisitions was 10 years.

Amortization expense for the Company’s intangible assets in the aggregate was $9.0 million and $6.0 million for the six months ended June 25, 2017 and June 26, 2016, respectively.

Other intangible assets, net consist of the following as of June 25, 2017 and December 31, 2016:

(thousands)	Jun 25, 2017	Weighted Average Useful Life (in years)	Dec 31, 2016	Weighted Average Useful Life (in years)
Customer relationships	$182,158	10.2	$140,657	10.2
Non-compete agreements	14,324	3.9	13,413	3.6
Trademarks	46,382	Indefinite	42,741	Indefinite
	242,864		196,811
Less: accumulated amortization	(41,226)		(32,272)
Other intangible assets, net	$201,638		$164,539

Changes in the carrying value of other intangible assets for the six months ended June 25, 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$149,853	$14,686	$164,539
Acquisitions	43,265	—	43,265
Amortization	(7,635)	(1,367)	(9,002)
Adjustment to prior year purchase price allocations	2,836	—	2,836
Balance - June 25, 2017	$188,319	$13,319	$201,638

5.	ACQUISITIONS

General
The Company completed two acquisitions involving four companies in the first six months of 2017 and seven acquisitions involving eight companies in 2016, including four in the first six months of 2016. Each of the acquisitions was funded through borrowings under the Company’s 2015 Credit Facility (as defined herein). Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for the 2017 acquisition of Medallion Plastics, Inc. and for each of the 2016 acquisitions with the exception of the BH Electronics, Inc. acquisition. The goodwill recognized for the 2017 acquisition of Leisure Product Enterprises, LLC is expected to be partially deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 4 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the second quarter ended June 25, 2017, revenue and operating income of approximately $18.1 million and $2.0 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the four businesses acquired in the first six months of 2017. The first six months of 2017 included revenue and operating income of approximately $18.4 million and $2.0 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with such businesses were immaterial.

For the second quarter ended June 26, 2016, revenue and operating income of approximately $16.2 million and $1.9 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the four businesses acquired in the first six months of 2016. The first six months of 2016 included revenue and operating income of approximately $20.0 million and $2.3 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with such businesses were immaterial.

2017 Acquisitions
Leisure Product Enterprises, LLC (“LPE”)
In April 2017, the Company acquired 100% of the membership interests of LPE for a net purchase price of approximately $73.5 million, subject to a final working capital adjustment. LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products, located in Lebanon, Missouri, supplies marine OEMs with fully-assembled boat dash and helm assemblies, including electrical wire harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks, located in Henderson, North Carolina, supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts, with facilities located in Sarasota, Florida and Cape Coral, Florida, designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers.

The results of operations for LPE are included in the Company's condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized in the second half of 2017.

Medallion Plastics, Inc. (“Medallion”)
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

2016 Acquisitions
Sigma Wire International, LLC / KRA International, LLC (together “Sigma/KRA”)
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
BH Electronics, Inc. (“BHE”)
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

The results of operations for BHE are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the second quarter of 2017, and resulted in changes from previously reported estimated amounts that include a $1.1 million and $2.3 million increase to property, plant and equipment and to other intangible assets, respectively, with a corresponding decrease of $3.4 million, in the aggregate, to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the first six months of 2017.

Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”)
In July 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry as well as certain industrial markets, for a net purchase price of $11.2 million.

The results of operations for LS Mfg. are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2017, and resulted in changes from previously reported estimated amounts that include a $0.6 million increase to other intangible assets with a corresponding decrease of $0.6 million to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the first six months of 2017.

Mishawaka Sheet Metal, LLC (“MSM”)
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

Cana Holdings, Inc. (“Cana”)
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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses	Other intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2017
Medallion	$2,190	$2,442	$1,250	$128	$3,250	$1,750	$906	$—	$10,104
LPE	5,793	5,888	5,000	329	40,015	30,835	3,760	10,600	73,500
2017 Totals	$7,983	$8,330	$6,250	$457	$43,265	$32,585	$4,666	$10,600	$83,604

2016
Parkland	$2,880	$5,280	$2,987	$86	$10,950	$5,175	$2,180	$—	$25,178
Progressive	996	3,074	100	61	6,010	2,980	2,344	—	10,877
Cana	646	1,151	5,840	29	7,065	2,927	1,135	—	16,523
MSM	2,017	1,592	2,521	12	7,855	984	965	—	14,016
LS Mfg.	620	1,382	265	—	6,315	2,772	154	—	11,200
BHE	2,922	3,801	1,794	—	21,140	14,403	1,508	7,552	35,000
Sigma/KRA	2,039	1,841	1,050	7	14,768	8,124	1,708	—	26,121
2016 Totals	$12,120	$18,121	$14,557	$195	$74,103	$37,365	$9,994	$7,552	$138,915
Pro Forma Information
The following pro forma information for the second quarter and six months ended June 25, 2017 and June 26, 2016 assumes the Medallion and LPE acquisitions (which were acquired in 2017) and the Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA acquisitions (which were acquired in 2016) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Medallion, LPE, Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.3 million and $1.3 million for the second quarter and six months ended June 25, 2017, respectively and $2.2 million and $4.7 million for the second quarter and six months ended June 26, 2016, respectively.

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Revenue	$413,848	$366,992	$784,430	$707,456
Net income	21,244	20,557	39,551	37,997
Basic net income per common share	1.30	1.37	2.50	2.54
Diluted net income per common share	1.28	1.35	2.45	2.50

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $2.7 million and $1.6 million for the second quarters ended June 25, 2017 and June 26, 2016, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first six months of 2017 and 2016, the Company recorded $5.1 million and $3.1 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For the full year 2016, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 154,981 shares in the aggregate, of which grants of 147,981 shares were approved in the first six months of 2016. In addition, on February 23, 2016, the Board granted 22,000 restricted stock units (“RSUs”). On September 26, 2016, the Board approved the issuance of 80,592 shares that may be issued upon the exercise of stock options, and the issuance of 80,592 shares that may be issued upon the exercise of stock appreciation rights.

The Board approved share grants under the Plan in the first six months of 2017 totaling 111,669 shares in the aggregate. In addition, on January 17, 2017, the Board approved the issuance of 226,740 stock options and the issuance of 226,748 stock appreciation rights.

As of June 25, 2017, there was approximately $24.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 27.3 months.

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

Income per common share is calculated for the second quarter and six months periods as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Net income for basic and diluted per share calculation	$21,260	$16,969	$38,727	$29,944
Weighted average common shares outstanding - basic	16,400	15,008	15,839	14,978
Effect of potentially dilutive securities	260	223	284	234
Weighted average common shares outstanding - diluted	16,660	15,231	16,123	15,212
Basic net income per common share	$1.30	$1.13	$2.45	$2.00
Diluted net income per common share	$1.28	$1.11	$2.40	$1.97

On March 14, 2017, the Company completed a public offering of 1,350,000 shares of its common stock at a price of $73.00 per share for gross proceeds of $98.6 million. The net proceeds from the offering of $93.6 million were used to pay down a portion of the Company's outstanding indebtedness.

8.	DEBT

A summary of total debt outstanding at June 25, 2017 and December 31, 2016 is as follows:

(thousands)	Jun 25, 2017	Dec 31, 2016
Long-term debt:
2015 Revolver	$181,926	$190,427
Term Loan	78,784	82,726
Total long-term debt	260,710	273,153
Less: current maturities of long-term debt	(15,766)	(15,766)
Less: Net deferred financing costs related to Term Loan	(535)	(576)
Total long-term debt, less current maturities, net	$244,409	$256,811

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

At June 25, 2017, the Company had $78.8 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $181.0 million under the LIBOR-based option and (ii) $0.9 million under the Base Rate-based option. The interest rate for borrowings at June 25, 2017 was the Prime Rate plus 0.50% (or 4.75%), or LIBOR plus 1.50% (or 2.7500%). At December 31, 2016, the Company had $82.7 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $187.0 million under the LIBOR-based option and (ii) $3.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2016 was the Prime Rate plus 0.75% (or 4.50%), or LIBOR plus 1.75% (or 2.5625%). The fee payable on committed but unused portions of the 2015 Revolver was 0.200% at June 25, 2017 and 0.225% December 31, 2016.

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

As of and for the June 25, 2017 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of June 25, 2017 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.47
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.02

Interest paid for the second quarter and first six months of 2017 was $1.8 million and $3.5 million, respectively. For the comparable 2016 periods, interest paid was $1.6 million and $2.9 million, respectively.

9.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of June 25, 2017 and December 31, 2016 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of June 25, 2017 and December 31, 2016 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

10.	INCOME TAXES

The Company recorded income taxes at an estimated effective rate of 32.9% and 27.7% in the second quarter and first six months of 2017. For the comparable 2016 periods, the estimated effective tax rate was 35.7% for the second quarter and 34.0% for the first six months. The effective tax rate for the periods presented reflected the impact of the Company's adoption of the share-based payment awards accounting standard and resulted in the recognition of excess tax benefits on share-based compensation in the provision for income taxes within the condensed consolidated financial statements of $0.9 million and $4.6 million in the second quarter and first six months of 2017, respectively, and $0.3 million and $1.2 million for the comparable 2016 periods, respectively. See Note 2 for further details.

The Company paid income taxes of $19.2 million in the second quarter and $19.5 million in the first six months of 2017, respectively. For the comparable periods in 2016, the Company paid income taxes of $16.4 million and $16.5 million. respectively.

11.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 83% and 81% of the Company’s net sales for the six months ended June 25, 2017 and June 26, 2016, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 17% and 19% of the Company’s net sales for the six months ended June 25, 2017 and June 26, 2016, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 25, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$336,737	$70,408	$407,145
Intersegment sales	7,421	652	8,073
Total sales	344,158	71,060	415,218
Operating income	41,191	4,468	45,659

Second Quarter Ended June 26, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$255,065	$60,098	$315,163
Intersegment sales	6,414	841	7,255
Total sales	261,479	60,939	322,418
Operating income	31,254	3,912	35,166

Six Months Ended June 25, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$621,243	$131,329	$752,572
Intersegment sales	14,405	1,252	15,657
Total sales	635,648	132,581	768,229
Operating income	72,260	8,178	80,438

Six Months Ended June 26, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$482,014	$111,786	$593,800
Intersegment sales	11,469	1,528	12,997
Total sales	493,483	113,314	606,797
Operating income	57,412	7,514	64,926

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Operating income for reportable segments	$45,659	$35,166	$80,438	$64,926
Unallocated corporate expenses	(7,135)	(3,934)	(13,814)	(10,312)
Amortization	(4,817)	(3,225)	(9,002)	(5,993)
Consolidated operating income	$33,707	$28,007	$57,622	$48,621

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

12.	STOCK REPURCHASE PROGRAMS

In February 2013, the Board approved a stock repurchase program which was subsequently expanded in February 2014 and February 2015 (the “2013 Repurchase Plan”).

In January 2016, the Company fully utilized the authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50.0 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). There were no stock repurchases in the first six months of 2017.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

13.	RELATED PARTY TRANSACTIONS

In the first six months of 2017, the Company entered into transactions with companies affiliated with three of its independent Board members. The Company purchased approximately $0.4 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $1.1 million of various fiberglass and plastic components and wood products to a company with which John A. Forbes was formerly affiliated during the first five months of 2017.  In addition, the Company sold approximately $0.2 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

14.	SUBSEQUENT EVENT

Acquisition

In July 2017, the Company acquired the business and certain assets of Indiana Technologies, Inc d/b/a Wire Design ("Wire Design"), an Elkhart, Indiana-based manufacturer of wire harnesses for the RV, marine and industrial markets for a net purchase price of $10.9 million. The acquisition of Wire Design provides the opportunity for the Company to continue to further expand its product offerings and increase its market share and per unit content.

The acquisition was funded under the Company's 2015 Credit Facility. The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired and expects to provide a summary of each in its report on Form 10-Q for the third quarter ending September 24, 2017. The results of the operations will be included in the Company's condensed consolidated financial statements from the date of acquisition and in the Manufacturing segment.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 25, 2017 Compared to 2016

REVIEW BY BUSINESS SEGMENT
Second Quarter and Six Months Ended June 25, 2017 Compared to 2016
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first six months of 2017 reflected a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and growth in the marine market. The manufactured housing ("MH") market continued to reflect solid improvement in the quarter based on the growth rate in estimated wholesale industry shipments surpassing that of the prior year quarter. Additionally, we see a continuation of improving conditions in the industrial markets, as evidenced by growth in new housing starts and an increase in construction spending.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand as original equipment manufacturers ("OEMs") and dealers are adding capacity where necessary to meet growing demand. We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the second quarter and first six months of 2017 increasing beyond the general industry results. We anticipate that attractive demographics, strong retail trends, particularly in the leisure and recreational lifestyle markets, namely RV and marine, improving consumer credit, equity market strength, and consumer confidence will all have a significant role in the ongoing growth we project for the remainder of 2017 in the primary markets we serve.

RV Industry
The RV industry, which is our primary market and comprised 70% of the Company’s sales in the first six months of 2017, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 256,430 units in the first six months of 2017, representing an increase of approximately 13% versus the prior year period.

Leading the industry growth was the towable market, which includes travel trailers, fifth wheels, camping trailers and park models. Towables represented 87% of industry wholesale unit shipments in the first six months of 2017. In line with recent trends, travel trailer unit shipments led the way in towable market growth, increasing 15% in the first six months of 2017 and comprising approximately 76% of all towables shipped year-to-date. Fifth wheels, which represent 21% of the towable market, increased 12% in the first half of 2017 versus the prior year period. The motorized sector of the industry, which represented 13% of all RV wholesale unit shipments in the first half of 2017, grew 14% compared to 2016. Wholesale unit shipments of Class B and C units, which are smaller, less expensive motorhomes, were up 26% in the first half of 2017 and comprised approximately 64% of the total motorized market. Wholesale unit shipments of Class A units, which are larger, more expensive models, were down 2% in the first six months of 2017 compared to 2016. Demand for more affordable towables and motorhomes continues to grow significantly, reflecting in part industry demographic trends, with younger buyers entering the market.

Based on the most recent available industry-wide survey data from Statistical Surveys, Inc. ("SSI"), in the first five months of 2017, combined domestic and Canadian RV retail unit sales were up 11% year-over-year compared to wholesale unit shipments which were up approximately 12% over the same five-month period. We generally see wholesale shipments exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the second and third quarter peaks.

With 2016 and the first six months of 2017 wholesale unit shipments in the RV industry surpassing all prior shipment peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including:

•	Attractive industry demographic trends with younger buyers entering the market and an increasing number of baby boomers reaching retirement age;

•	Readily available financing and improving consumer credit;

•	New and innovative products coming to market;

•	Increased strength in the overall economic environment, including lower unemployment rates and improving consumer confidence levels; and

•	The value of the travel and leisure lifestyle related to spending quality time with families.

The Company believes continued growth in industry-wide retail sales and the related production levels of RVs in the remainder of 2017 will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political environment, and equity securities market trends. On a macroeconomic level, as consumer confidence has generally trended higher over the last seven years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.

MH Industry
The MH industry represented approximately 13% of the Company’s sales in the first six months of 2017. Based on industry data from the Manufactured Housing Institute through May 2017 and our Company forecast for the month of June, we estimate MH wholesale unit shipments increased by approximately 17% in the first six months of 2017 versus the prior year. We currently expect steady growth in this market for the remainder of 2017 with growth rates and seasonality consistent with recent years and believe we are well-positioned to capitalize on the upside potential of the MH market, especially given the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

In addition, we believe there is pent up demand being created and significant upside potential for this market in the long-term based on current economic trends including:

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
Marine Industry
Prior to the second quarter of 2017, the Company included its sales to the marine industry as part of its total sales to the RV industry. Similar to the active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry, the Company has increased its focus and expanded its presence in the adjacent marine market through recent acquisitions and organic growth, particularly within the last 18 months. Sales to this industry currently represent approximately 7% and 5% of the Company's consolidated net sales in the second quarter and first six months of 2017, respectively. The Company’s sales to the marine industry primarily focus on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum, pontoon and ski & wake. According to the National Marine Manufacturers Association, it is estimated that there were approximately 11.9 million registered powerboats in the U.S. in 2015. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters.

Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. Based on survey data from SSI, powerboat retail unit shipments of approximately 198,000 units in 2016 grew an estimated 9% compared to 2015. In 2016 within the powerboat sector, fiberglass accounted for approximately 39% of retail units, aluminum was 32%, pontoon was 25% and ski & wake was 4%. SSI data indicates that marine powerboat retail unit sales increased an estimated 3% in the first six months of 2017 compared to the prior year.
Industrial Market
The industrial market, which accounted for 12% of our first half 2017 sales, and is comprised primarily of the kitchen cabinet industry, retail and commercial fixtures market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and, more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions and new product development, and the penetration of adjacent markets and new geographic regions. Additionally, the Company has targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, and office, medical, and institutional furnishings markets.
We estimate approximately 54% of our industrial revenue base was directly tied to the residential housing market in the first six months of 2017 where new housing starts increased approximately 4% compared to the prior year period (as reported in a U.S. Department of Commerce release dated July 19, 2017). The remaining 46% of our industrial business is directly tied to the non-residential and commercial markets, mainly in the retail fixture, institutional and commercial furnishings markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months.
The Company believes that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.

Outlook
In general, the primary markets that we serve experienced steady growth in the first six months of 2017 compared to the prior year, and we expect to see continued growth throughout the remainder of 2017 with full year seasonal patterns tracking trends consistent with the prior year. While the ongoing trend involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units in the RV market continues to moderately impact the Company's overall dollar content per unit growth in the short-term, the Company views this shift as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV wholesale unit shipment levels in 2017 will increase approximately 10% when compared to the full year 2016 supported by strong retail shows and favorable demographic patterns. We currently estimate 2017 retail unit growth in the powerboat sector of the marine market of approximately 3% to 5%. In addition, we are currently forecasting an approximate 15% annual growth rate in MH wholesale unit shipments for fiscal 2017 based on improvements in the overall economy and reflecting the improvement in single-family residential housing starts. The National Association of Home Builders (per their housing and interest rate forecast as of June 2, 2017) is currently forecasting an approximate 5% year-over-year increase in new housing starts in 2017 compared to 2016.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company’s long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing, similar or complementary businesses, expanding operations in targeted regional territories, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, focusing on strategic capital expenditures to achieve cost reductions, labor efficiencies and increased capacity, talent management and retention, and the execution of our organizational strategic agenda.
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2017 includes expenditures of approximately $16.0 million related primarily to the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity and other strategic capital and maintenance improvements, with the potential for up to an additional $4.0 million related primarily to facility expansion costs outside of our core Midwest markets. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.

REVIEW OF CONSOLIDATED OPERATING RESULTS

Second Quarter and Six Months Ended June 25, 2017 Compared to 2016
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended		Six Months Ended
	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.4	82.5	82.9	83.1
Gross profit	17.6	17.5	17.1	16.9
Warehouse and delivery expenses	2.7	2.9	2.8	2.9
Selling, general and administrative expenses	5.4	4.7	5.4	4.9
Amortization of intangible assets	1.2	1.0	1.2	1.0
Operating income	8.3	8.9	7.7	8.2
Interest expense, net	0.5	0.5	0.5	0.6
Income taxes	2.6	3.0	2.0	2.6
Net income	5.2	5.4	5.2	5.0

Net Sales. Net sales in the second quarter of 2017 increased $92.0 million or 29% to $407.2 million from $315.2 million in the second quarter of 2016. The increase was attributable to acquisitions, industry growth, geographic expansion efforts, and market share gains. The Company's net sales increased in all of its four primary markets evidenced by increases of 23% in RV,

30% in MH, and 18% in industrial. Sales to the marine industry nearly quadrupled compared to the prior year and represented 7% of the Company's second quarter 2017 sales.

Net sales in the first six months of 2017 increased $158.8 million or 27%, to $752.6 million from $593.8 million in the prior year period. The increase in net sales was attributable to increases of 20% in RV, 32% in MH, and 25% in industrial. Sales to the marine industry more than tripled compared to the prior year period and represented 5% of the Company's sales in the first six months of 2017.

The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2017 (Medallion Plastics, Inc. ("Medallion") and Leisure Product Enterprises, LLC ("LPE")), and the incremental revenue contributions of the 2016 acquisitions (Parkland Plastics, Inc. (“Parkland”), The Progressive Group (“Progressive”), Cana Holdings, Inc. (“Cana”), Mishawaka Sheet Metal, LLC (“MSM”), Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”), BH Electronics, Inc. (“BHE”), and Sigma Wire International, LLC / KRA International, LLC (together "Sigma/KRA")). The sales improvement in both the second quarter and first six months of 2017 is also attributable to: (i) increased penetration including geographic and product expansion efforts in the primary markets we serve; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved residential housing starts.

Net sales in the second quarter and first six months of 2017 included $18.1 million and $18.4 million, respectively, related to the two acquisitions completed in the first six months of 2017. Net sales in the second quarter and first six months of 2016 included $16.2 million and $20.0 million, respectively, related to the four acquisitions completed in the first six months of 2016.

The Company’s RV content per unit (on a trailing twelve-month basis excluding revenues from the marine market which were previously included with RV revenues) for the second quarter of 2017 increased approximately 9% to $2,103 from $1,930 for the second quarter of 2016. The MH content per unit (on a trailing twelve-month basis) for the second quarter of 2017 increased approximately 16% to an estimated $2,115 from $1,827 for the second quarter of 2016.

The RV industry, which represented 69% and 70% of the Company’s sales in the second quarter and first six months of 2017, respectively, saw wholesale unit shipments increase by approximately 15% and 13%, respectively, compared to 2016. The Company estimates that the MH industry, which represented 13% of the Company’s sales in both the second quarter and first six months of 2017, experienced an estimated 11% and 17% increase in wholesale unit shipments in those periods, respectively, compared to the prior year periods. Sales from the marine industry, represented 7% and 5% of the Company's sales in the second quarter and first six months of 2017, respectively. For the first half of 2017 (based on the most recent data available), retail unit sales of powerboats increased an estimated 3% compared to the prior year period. The industrial market sector accounted for approximately 11% of the Company’s sales in the second quarter and 12% of sales in the first six months of 2017. We estimate that approximately 54% of our industrial revenue base is linked to the residential housing market, which experienced an increase in new housing starts of approximately 4% in the first six months of 2017 compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $75.7 million or 29% to $335.6 million in the second quarter of 2017 from $259.9 million in 2016. As a percentage of net sales, cost of goods sold decreased during the second quarter of 2017 to 82.4% from 82.5% in 2016. For the first six months of 2017, cost of goods sold increased $130.3 million or 26%, to $623.5 million from $493.2 million in the prior year period, and as a percentage of net sales decreased to 82.9% from 83.1% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during both the second quarter and first six months of 2017 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and 2017 and the addition of new higher margin product lines; and (iii) the deployment of strategic capital investments and the implementation of certain workflow changes, which were initiated in the second half of 2016, to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies, particularly in certain of our Midwest facilities. Partially offsetting the decline in cost of goods sold as a percentage of net sales was the impact of higher labor costs related to tight labor markets, particularly in the Midwest. In addition, our cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute from quarter-to-quarter.
Gross Profit. Gross profit increased $16.2 million or 29%, to $71.5 million in the second quarter of 2017 from $55.3 million in 2016. For the comparable six month periods, gross profit increased $28.4 million or 28%, to $129.0 million in 2017 from $100.6 million in 2016. As a percentage of net sales, gross profit increased to 17.6% in the second quarter of 2017 from 17.5% in the same period in 2016, and increased to 17.1% in the first six months of 2017 from 16.9% in the prior year period. The improvement in gross profit dollars and the impact to the percentage of net sales in the second quarter and first six months of 2017 compared to 2016 reflected the impact of the factors discussed above under “Cost of Goods Sold.”

Economic or industry-wide factors affecting the profitability of our RV, MH, marine and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.8 million or 19%, to $11.1 million in the second quarter of 2017 from $9.3 million in 2016. For the first six months, warehouse and delivery expenses increased $4.4 million or 26%, to $21.4 million in 2017 from $17.0 million in 2016. As a percentage of net sales, warehouse and delivery expenses decreased to 2.7% in the second quarter of 2017 from 2.9% in 2016. For the six month periods, warehouse and delivery expenses were 2.8% and 2.9% of net sales for 2017 and 2016, respectively.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $7.1 million or 48%, to $21.9 million in the second quarter of 2017 from $14.8 million in 2016. For the first six months, SG&A expenses increased $12.0 million or 41%, to $41.0 million in 2017 from $29.0 million in 2016. As a percentage of net sales, SG&A expenses were 5.4% in the second quarter of 2017 compared to 4.7% in the second quarter of 2016. For the comparable six month periods, SG&A expenses were 5.4% and 4.9% of net sales for 2017 and 2016, respectively.

The increase in SG&A expenses as a percentage of net sales in the second quarter and first six months of 2017 compared to the prior year periods primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2017 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2016 and 2017 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.6 million and $3.0 million in the second quarter and first six months of 2017, respectively, compared to the prior year periods, primarily reflecting the impact of acquisitions completed in 2016 and in the first six months of 2017. In the aggregate, in conjunction with the 2016 and 2017 acquisitions, the Company recognized an estimated $96.4 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income increased $5.7 million or 20%, to $33.7 million in the second quarter of 2017 from $28.0 million in 2016. As a percentage of net sales, operating income was 8.3% in the second quarter of 2017 and 8.9% in the same period in 2016. Operating income in the second quarter of 2017 and 2016 included $2.0 million and $1.9 million, respectively, attributable to the acquisitions completed in each of those periods.

Operating income increased $9.0 million or 19%, to $57.6 million from $48.6 million in 2016. As a percentage of net sales, operating income decreased to 7.7% in the first six months of 2017 from 8.2% in the prior year comparable period. For the first six months of 2017 and 2016, operating income attributable to acquisitions completed in each of those periods was $2.0 million and $2.3 million, respectively. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $0.4 million to $2.0 million in the second quarter of 2017 from $1.6 million in the prior year. For the first six months of 2017, interest expense increased $0.7 million to $4.0 million from $3.3 million in the prior year period. The change in interest expense primarily reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the second quarter and first six months of 2017. The use of the net proceeds from the March 2017 common stock equity offering to pay down a portion of the Company's indebtedness partially offset the overall increase in interest expense for the 2017 periods presented.

Income Taxes. The Company recorded income taxes at an estimated effective rate of 32.9% in the second quarter of 2017. For the comparable 2016 period, the estimated effective tax rate was 35.7%. For the first half of 2017, the effective tax rate was 27.7% compared to 34.0% for the prior year period. The effective tax rate for both periods reflected the impact of the Company's adoption of a new accounting standard for employee share-based payments (see discussion below) in which additional taxable deductions related to excess tax benefits on share-based compensation of $0.9 million and $0.3 million in the second quarter of 2017 and 2016, respectively, and $4.6 million and $1.2 million for the comparable six months periods were recorded as a reduction to income tax expense upon realization. Exclusive of the impact relating to the share-based payment awards in the first six months of 2017, we anticipate our full year 2017 effective tax rate to be approximately 36.25%.

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

Net Income. Net income for the second quarter of 2017 was $21.3 million or $1.28 per diluted share compared to $17.0 million or $1.11 per diluted share for 2016. For the first six months, net income was $38.7 million or $2.40 per diluted share in 2017 compared to $29.9 million or $1.97 per diluted share for 2016. The changes in net income for both the second quarter and first six months of 2017 reflect the impact of the items previously discussed.

In the fourth quarter of 2016, the Company adopted a new accounting standard related to employee share-based payments that requires tax benefits resulting from the vesting or exercise of such payments be recognized in the Company's income tax provision rather than in additional paid-in capital. Adoption of the new standard required a retroactive adjustment to the Company's income tax provision previously reported for the second quarter and first six months of 2016. As a result of this adjustment, the Company's second quarter 2016 net income and net income per diluted share were retroactively increased by $0.3 million and $0.01, respectively. In addition, adoption of this standard increased the Company's second quarter 2017 net income and net income per diluted share by $0.9 million and $0.05, respectively. For the first six months of 2016, net income and net income per diluted share were retroactively increased by $1.2 million and $0.07, respectively. Net income and net income per diluted share were increased by $4.6 million and $0.27, respectively, for the first six months of 2017.
Net income per share on a basic and diluted basis in both the second quarter and first six months of 2017 also reflects the impact of the increase in weighted average shares outstanding as a result of the March 2017 common stock offering compared to the prior year periods.
REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components.

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

Second Quarter and Six Months Ended June 25, 2017 Compared to 2016

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

	Second Quarter Ended		Six Months Ended
(thousands)	Jun 25, 2017	Jun 26, 2016	Jun 25, 2017	Jun 26, 2016
Sales
Manufacturing	$344,158	$261,479	$635,648	$493,483
Distribution	71,060	60,939	132,581	113,314

Gross Profit
Manufacturing	60,859	45,797	108,918	84,602
Distribution	11,325	10,097	21,808	18,709

Operating Income
Manufacturing	41,191	31,254	72,260	57,412
Distribution	4,468	3,912	8,178	7,514

Manufacturing

Sales. Sales increased $82.7 million or 32%, to $344.2 million in the second quarter of 2017 from $261.5 million in 2016. This segment accounted for approximately 83% of the Company’s consolidated net sales for both the second quarter and first six months of 2017, and 81% for both the second quarter and first six months of 2016. In the second quarter of 2017, the sales increase reflected a 24% increase in the Company’s revenue from the RV industry, a 29% increase in revenue from the MH industry, and a 19% increase in revenue from the industrial markets. Revenue from the marine industry more than quadrupled in the second quarter of 2017, largely reflecting the impact of recent acquisitions.

For the first six months of 2017, sales increased $142.1 million or 29% to $635.6 million from $493.5 million in the prior year period. In the first six months of 2017, the sales increase reflected a 22% increase in revenue from the RV industry, 38% in revenue from the MH industry, and a 21% increase in industrial revenues. Revenue from the marine industry nearly quadrupled in the first half of 2017, largely reflecting the impact of recent acquisitions.

Revenue in the second quarter and first six months of 2017 included $18.1 million and $18.4 million, respectively, related to the two acquisitions completed in the first six months of 2017. Revenue in the second quarter and first six months of 2016 included $10.7 million and $13.1 million related to the four acquisitions completed in the first six months of 2016. The sales improvement in the second quarter and first half of 2017 is also attributable to: (i) increased RV, MH, marine and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in the RV, MH and marine industries; and (iii) improved residential housing starts.

Gross Profit. Gross profit increased $15.1 million or 33%, to $60.9 million in the second quarter of 2017 from $45.8 million in the second quarter of 2016. As a percentage of sales, gross profit increased to 17.7% in second quarter 2017 from 17.5% in 2016. For the first six months of 2017, gross profit increased $24.3 million or 29%, to $108.9 million from $84.6 million in the prior year period. As a percentage of sales, gross profit was unchanged compared to 2016 at 17.1%.

Gross profit was positively impacted during both the second quarter and first six months of 2017 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and 2017 and the addition of new higher margin product lines; and (iii) the deployment of certain strategic capital investments and workflow changes to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies, particularly in certain of our Midwest facilities. The impact of higher labor costs related to tight labor markets, particularly in the Midwest, largely offset the improvement in gross profit as a percentage of net sales resulting from the factors discussed above.

Operating Income. Operating income increased $9.9 million to $41.2 million in the second quarter of 2017 from $31.3 million in the prior year. For the first six months of 2017, operating income increased $14.9 million to $72.3 million from $57.4 million in the comparable 2016 period. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in both the second quarter and first six months of 2017 included $2.0 million attributable to the acquisitions completed in the first six months of 2017. Operating income in the second quarter and first six months of 2016 included $1.6 million and $1.9 million, respectively, attributable to the acquisitions completed in the first six months of 2016.

Distribution

Sales. Sales increased $10.2 million or 17%, to $71.1 million in the second quarter of 2017 from $60.9 million in 2016. This segment accounted for approximately 17% of the Company’s consolidated net sales for the second quarter and first half of 2017, and 19% for the second quarter and first half of 2016. For the first six months of 2017, sales increased $19.3 million or 17% to $132.6 million from $113.3 million in the prior year period. The sales increase in both the second quarter and first six months of 2017 largely reflected an increase in the Company’s revenue from the industrial and MH markets.

The acquisitions completed in 2017 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment. Revenue in the second quarter and first six months of 2016 included $5.5 million and $6.9 million, respectively, related to the business acquired in the first quarter of 2016.

Gross Profit. Gross profit increased $1.2 million to $11.3 million in the second quarter of 2017 from $10.1 million in the second quarter of 2016. As a percentage of sales, gross profit decreased to 15.9% in the second quarter of 2017 from 16.6% in 2016, primarily reflecting a mix shift to a higher percentage of direct shipment sales from the Company's vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company. For the first six months of 2017, gross profit increased $3.1 million to $21.8 million from $18.7 million. As a percentage of sales, gross profit was 16.4% and 16.5% in the first six months of 2017 and 2016, respectively.

Operating Income. Operating income increased $0.6 million to $4.5 million in the second quarter of 2017 from $3.9 million in the prior year. For the first six months of 2017, operating income increased $0.7 million to $8.2 million from $7.5 million in the prior year period. The acquisitions completed in 2017 were all related to the Manufacturing segment, and as a result there was no impact from these acquisitions on operating income in the Distribution segment. Operating income in the second quarter and first six months of 2016 included $0.3 million and $0.4 million, respectively, related to the business acquired in the first quarter of 2016. The overall net improvement in operating income in the first six months of 2017 primarily reflects the items discussed above, partially offset by the impact of an acquisition completed in 2016 that had a higher SG&A expense profile than that of the Company on a consolidated basis.

Unallocated Corporate Expenses
Unallocated corporate expenses in the second quarter of 2017 increased $3.2 million to $7.1 million from $3.9 million in the comparable prior year period. In the first six months of 2017, unallocated corporate expenses increased $3.5 million to $13.8 million from $10.3 million in the first six months of 2016. Unallocated corporate expenses in the second quarter and first six months of 2017 and 2016 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with 2017 and 2016 acquisitions.

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

Net cash provided by operating activities was $19.4 million in the first six months of 2017 compared to $19.0 million in 2016. Net income was $38.7 million in the first six months of 2017 compared to $29.9 million in 2016. Net income in the first six months of 2017 and 2016 reflects the impact of the Company's adoption of the employee share-based payment awards accounting standard in which additional taxable deductions related to excess tax benefits on share-based compensation of $4.6 million and $1.2 million were recorded as a reduction to income tax expense upon realization in the first six months of 2017 and 2016, respectively.

Net of acquisitions, trade receivables increased $52.9 million in the first six months of 2017 and $46.0 million in the same period of 2016, reflecting increased sales levels and normal seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2017, 2016 and 2015, as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of approximately $24.5 million and $29.8 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended June 25, 2017 and June 26, 2016, respectively.

Inventories, net of acquisitions, increased $5.4 million and $1.0 million in the first six months of 2017 and 2016, respectively, primarily reflecting the sales volumes and inventory levels associated with acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $17.6 million net increase in accounts payable, accrued liabilities and other in the first six months of 2017 and the $21.5 million net increase in the comparable 2016 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $19.5 million in the first six months of 2017. For the comparable period in 2016, the Company paid income taxes of $16.5 million.

Investing Activities
Investing activities used cash of $92.3 million in the first six months of 2017 primarily to fund the acquisitions of Medallion and LPE for $83.6 million in the aggregate, and for capital expenditures of $8.8 million. Investing activities used cash of $72.9 million in the first six months of 2016 primarily to fund the Parkland, Progressive, Cana and MSM acquisitions for $67.0 million in the aggregate, and for capital expenditures of $6.1 million. In July 2017 (the third fiscal quarter of 2017), the Company used cash of $10.9 million to fund the acquisition of Indiana Technologies, Inc. d/b/a Wire Design.

Our current operating model forecasts capital expenditures for fiscal 2017 of up to approximately $20 million related primarily to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements.

Financing Activities
Net cash flows provided by financing activities were $78.1 million in the first six months of 2017 compared to $53.8 million in the comparable 2016 period. As of June 25, 2017, availability under the 2015 Revolver (as defined herein), net of cash on hand, was $195.5 million.

In March 2017, the Company completed a public offering of 1,350,000 shares of its common stock. The net proceeds from the offering of $93.6 million were used to pay down a portion of the Company's outstanding indebtedness. The net repayments on the 2015 Revolver were $8.5 million in the first six months of 2017. In addition, the Company paid down $3.9 million and $2.7 million in principal on its Term Loan (as defined herein) in accordance with its scheduled debt service requirements in the first six months of 2017 and 2016, respectively.
Net borrowings of $59.9 million in the aggregate in the first six months of 2016 were used primarily for funding a portion of the amounts needed for acquisitions, stock repurchases and capital expenditures totaling $77.7 million in the aggregate.

In accordance with its scheduled debt service requirements, the Company paid down $3.9 million in principal on its Term Loan on June 27, 2017 (beginning of fiscal third quarter 2017).

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

At June 25, 2017, the Company had $78.8 million outstanding under the Term Loan and $181.9 million under the 2015 Revolver.

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

As of and for the June 25, 2017 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of June 25, 2017 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.47
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.02

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at June 25, 2017; and (3) the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 8 to the Condensed Consolidated Financial Statements.

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

As of June 25, 2017, the availability under the 2015 Revolver, net of cash on hand, was $195.5 million. Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $450.0 million (effective as of March 17, 2017) and are subject to variable rates of interest. For the first six months of 2017 and for the fiscal year ended December 31, 2016, we were in compliance with all of our debt covenants under the terms of the 2015 Credit Agreement.

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

OTHER

Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and are generally at their highest levels when the climate is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the September/October timeframe, resulting in dealers delaying purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the third quarter and extending through October, resulting in a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, fluctuations in dealer inventories, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.

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

Debt Obligations
At June 25, 2017, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or Base rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.6 million, assuming average borrowings, including the Term Loan, subject to variable rates of $260.7 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the Term Loan) at June 25, 2017 subject to variable rates.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first six months of 2017. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 25, 2017 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 3, 2017	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 3, 2017	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer