Form 10-Q
period 2017-09-24
PATRICK INDUSTRIES INC
filed 2017-11-02
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
As of October 20, 2017, there were 16,821,878 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Sep 24, 2017	Dec 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$6,371	$6,449
Trade receivables, net	104,574	38,455
Inventories	149,876	120,019
Prepaid expenses and other	10,503	7,846
Total current assets	271,324	172,769
Property, plant and equipment, net	99,490	85,483
Goodwill	149,600	109,893
Other intangible assets, net	203,044	164,539
Deferred financing costs	2,311	1,728
Other non-current assets	492	538
TOTAL ASSETS	$726,261	$534,950
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$15,766
Accounts payable	71,885	46,752
Accrued liabilities	33,928	23,575
Total current liabilities	121,579	86,093
Long-term debt, less current maturities	244,073	256,811
Deferred tax liabilities	13,153	4,988
Deferred compensation and other	6,680	1,610
TOTAL LIABILITIES	385,485	349,502
SHAREHOLDERS’ EQUITY
Common stock	162,372	63,716
Additional paid-in-capital	8,243	8,243
Accumulated other comprehensive income	27	27
Retained earnings	170,134	113,462
TOTAL SHAREHOLDERS’ EQUITY	340,776	185,448
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$726,261	$534,950

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sep 24, 2017	Sep 25, 2016	Sep 24, 2017	Sep 25, 2016
NET SALES	$407,511	$304,151	$1,160,083	$897,951
Cost of goods sold	338,328	255,299	961,851	748,463
GROSS PROFIT	69,183	48,852	198,232	149,488
Operating Expenses:
Warehouse and delivery	11,016	9,165	32,442	26,149
Selling, general and administrative	22,756	15,883	63,755	44,921
Amortization of intangible assets	5,237	3,687	14,239	9,680
Total operating expenses	39,009	28,735	110,436	80,750
OPERATING INCOME	30,174	20,117	87,796	68,738
Interest expense, net	2,135	1,917	6,159	5,198
Income before income taxes	28,039	18,200	81,637	63,540
Income taxes	10,094	6,127	24,965	21,523
NET INCOME	$17,945	$12,073	$56,672	$42,017

BASIC NET INCOME PER COMMON SHARE	$1.09	$0.80	$3.53	$2.80
DILUTED NET INCOME PER COMMON SHARE	$1.08	$0.79	$3.47	$2.76

Weighted average shares outstanding - Basic	16,442	15,048	16,044	15,002
Weighted average shares outstanding - Diluted	16,688	15,308	16,317	15,246

 See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	Sep 24, 2017	Sep 25, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,672	$42,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,516	17,674
Stock-based compensation expense	7,750	4,798
Deferred income taxes	(3,748)	(1,931)
Other non-cash items	499	796
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(57,346)	(27,207)
Inventories	(20,093)	(9,683)
Prepaid expenses and other assets	(2,240)	1,387
Accounts payable, accrued liabilities and other	26,541	23,694
Net cash provided by operating activities	32,551	51,545
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,238)	(10,866)
Proceeds from sale of property and equipment	191	241
Business acquisitions	(97,261)	(112,080)
Other investing activities	(21)	(21)
Net cash used in investing activities	(110,329)	(122,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	29,002
Term debt repayments	(7,883)	(5,358)
Borrowings on revolver	353,442	262,583
Repayments on revolver	(358,365)	(209,856)
Payment of deferred financing costs	(995)	(380)
Stock repurchases under buyback program	—	(4,667)
Payments related to vesting of share-based awards, net of shares tendered for tax	(3,042)	(556)
Proceeds from equity offering of common stock, net of expenses	93,622	—
Proceeds from exercise of stock options	926	1,865
Other financing activities	(5)	(62)
Net cash provided by financing activities	77,700	72,571
Increase (decrease) in cash and cash equivalents	(78)	1,390
Cash and cash equivalents at beginning of year	6,449	87
Cash and cash equivalents at end of period	$6,371	$1,477

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 24, 2017 and December 31, 2016, and its results of operations and cash flows for the three and nine months ended September 24, 2017 and September 25, 2016.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The December 31, 2016 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 24, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

Certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Note 2 for additional details.

In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 24, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the consolidated financial statements. See Note 14 for an event that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which specifies how and when to recognize revenue as well as providing informative, relevant disclosures. In August 2015, the FASB deferred the effective date of this standard by one year, which would become effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

Based upon an initial evaluation, including the application of the FASB’s five-step model, and review of its current accounting policies and practices related to the recognition of revenue, the Company does not anticipate that the adoption of this new accounting standard will have a material impact on its condensed consolidated statements of operations, financial position or cash flows. The Company continues to evaluate this standard to assess what additional revenue disclosures will be required in its condensed consolidated financial statements and expects to complete its analysis in the fourth quarter of 2017. In addition, the Company expects to adopt this standard as of January 1, 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application.

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

The Company elected to early adopt the requirements of this accounting standard in the fourth quarter of 2016 and retroactively reflected the impact of the adoption in its financial statements effective January 1, 2016 as required under the standard. Specifically, the excess tax benefits of $1.3 million related to the settlement of share-based compensation that were realized in the first nine months of 2016, and previously recorded in additional paid-in capital, were reclassified as a reduction to income tax expense of $48,000 and $1.3 million on the condensed consolidated statements of income for the third quarter and nine months ended September 25, 2016, respectively. In addition, as required under the new standard, cash paid by directly withholding shares for tax withholding purposes of $0.6 million was reclassified from operating activities to financing activities on the condensed consolidated statement of cash flows for the nine months ended September 25, 2016. Furthermore, the Company elected to change its accounting policy to account for forfeitures for share-based awards when they occur.

In addition, in May 2017, the FASB issued a new accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. As the Company does not have a history of modifying share-based payment awards, it does not believe the updated requirements will have an impact on its condensed consolidated financial statements.

Cash Flow Statement Classifications
In August 2016, the FASB issued a new accounting standard related to the classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company anticipates adopting the new standard as of January 1, 2018 as required and has determined that the implementation of it will not have a material impact on its condensed consolidated statements of cash flows for the periods presented.

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

Definition of a Business

In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017 and may be applied on a retrospective basis with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	Sep 24, 2017	Dec 31, 2016
Raw materials	$95,903	$70,148
Work in process	11,002	7,659
Finished goods	12,611	13,300
Less: reserve for inventory obsolescence	(4,213)	(2,724)
Total manufactured goods, net	115,303	88,383
Materials purchased for resale (distribution products)	36,649	32,869
Less: reserve for inventory obsolescence	(2,076)	(1,233)
Total materials purchased for resale (distribution products), net	34,573	31,636
Total inventories	$149,876	$120,019

4.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2016 and through the first nine months of 2017 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2017 and 2016 acquisitions with the exception of the acquisitions of BH Electronics, Inc. and Leisure Product Enterprises, LLC. See Note 5 for further details. Goodwill and other intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the third quarter and nine months ended September 24, 2017 and September 25, 2016 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets.

Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 24, 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$100,592	$9,301	$109,893
Acquisitions	42,126	—	42,126
Adjustment to prior year preliminary purchase price allocation	(2,419)	—	(2,419)
Balance - September 24, 2017	$140,299	$9,301	$149,600

Other Intangible Assets
Other intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of September 24, 2017, the other intangible assets balance of $203.0 million is comprised of $47.9 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $155.1 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from three to 19 years.

For the finite-lived intangible assets attributable to the 2017 acquisitions, the useful life pertaining to non-compete agreements was three years for Medallion Plastics, Inc., Indiana Technologies, Inc. d/b/a Wire Design, and Baymont, Inc., and five years for Leisure Product Enterprises, LLC. The useful life pertaining to customer relationships for all of the 2017 acquisitions was 10 years.

Amortization expense for the Company’s intangible assets in the aggregate was $14.2 million and $9.7 million for the nine months ended September 24, 2017 and September 25, 2016, respectively.

Other intangible assets, net consist of the following as of September 24, 2017 and December 31, 2016:

(thousands)	Sep 24, 2017	Weighted Average Useful Life (in years)	Dec 31, 2016	Weighted Average Useful Life (in years)
Customer relationships	$186,757	10.2	$140,657	10.2
Non-compete agreements	14,835	3.9	13,413	3.6
Trademarks	47,915	Indefinite	42,741	Indefinite
	249,507		196,811
Less: accumulated amortization	(46,463)		(32,272)
Other intangible assets, net	$203,044		$164,539

Changes in the carrying value of other intangible assets for the nine months ended September 24, 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$149,853	$14,686	$164,539
Acquisitions	49,908	—	49,908
Amortization	(12,187)	(2,052)	(14,239)
Adjustment to prior year preliminary purchase price allocation	2,836	—	2,836
Balance - September 24, 2017	$190,410	$12,634	$203,044

5.	ACQUISITIONS

General
The Company completed four acquisitions involving six companies in the first nine months of 2017 and seven acquisitions involving eight companies in 2016, including six in the first nine months of 2016. Each of the acquisitions was funded through borrowings under the Company’s 2015 Credit Facility (as defined herein). Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for the 2017 acquisitions of Medallion Plastics, Inc., Indiana Technologies, Inc. d/b/a Wire Design, and Baymont, Inc. and for each of the 2016 acquisitions with the exception of the BH Electronics, Inc. acquisition. The goodwill recognized for the 2017 acquisition of Leisure Product Enterprises, LLC is expected to be partially deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 4 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the third quarter ended September 24, 2017, revenue and operating income of approximately $29.3 million and $4.0 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the six companies acquired in the first nine months of 2017. The first nine months of 2017 included revenue and operating income of approximately $47.7 million and $6.0 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with such acquisitions were immaterial.

For the third quarter ended September 25, 2016, revenue and operating income of approximately $32.9 million and $3.5 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the six companies acquired in the first nine months of 2016. The first nine months of 2016 included revenue and operating income of approximately $52.9 million and $5.8 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with such acquisitions were immaterial.

2017 Acquisitions
Baymont, Inc. (“Baymont”)
In September 2017, the Company acquired the business and certain assets of Baymont, a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the manufactured housing (“MH”) and industrial markets, for a net initial purchase price of $3.3 million plus contingent consideration based on future performance. The Company has recorded a preliminary fair value estimate of the contingent consideration of $5.1 million, which is included in the line item "Deferred compensation and other" on the condensed consolidated statement of financial position as of September 24, 2017. As required, the liability for this contingent consideration will be measured quarterly at fair value and the Company could record adjustments in future periods. Baymont has operating facilities located in Golden, Mississippi and Belmont, Mississippi.
The results of operations for Baymont are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”)
In July 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Wire Design, a manufacturer of wire harnesses for the recreational vehicle (“RV”), marine and industrial markets, for a net purchase price of $10.8 million.

The results of operations for Wire Design are included in the Company's condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

Leisure Product Enterprises, LLC (“LPE”)
In April 2017, the Company acquired 100% of the membership interests of LPE for a net purchase price of approximately $73.3 million, subject to a final working capital adjustment. LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products, located in Lebanon, Missouri, supplies marine original equipment manufacturers ("OEMs") with fully-assembled boat dash and helm assemblies, including electrical wire harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks, located in Henderson, North Carolina, supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts, with facilities located in Sarasota, Florida and Cape Coral, Florida, designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers.

The results of operations for LPE are included in the Company's condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

Medallion Plastics, Inc. (“Medallion”)
In March 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Medallion, a designer, engineer and manufacturer of custom thermoformed products and components which include dash and trim panels and fender skirts for the RV market, and complete interior packages, bumper covers, hoods, and trims for the automotive, specialty transportation and other industrial markets, for a net purchase price of $9.9 million.

The results of operations for Medallion are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

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
The results of operations for Sigma/KRA are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
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

The results of operations for BHE are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the third quarter of 2017, and resulted in changes from previously reported estimated amounts as of December 31, 2016 that include a $1.1 million and $2.3 million increase to property, plant and equipment and to other intangible assets, respectively, with a corresponding decrease of $2.1 million to goodwill and a $1.3 million increase to the deferred tax liability. There was no material impact to the condensed consolidated statement of income related to these changes in the first nine months of 2017.
Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”)
In July 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry as well as certain industrial markets, for a net purchase price of $11.2 million.

The results of operations for LS Mfg. are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2017, and resulted in changes from previously reported estimated amounts that include a $0.6 million increase to other intangible assets with a corresponding decrease of $0.6 million to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the first nine months of 2017.

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses	Other intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2017
Medallion	$2,233	$2,442	$1,250	$119	$3,250	$1,817	$1,200	$—	$9,911
LPE	5,836	5,685	6,729	337	40,015	31,649	6,357	10,600	73,294
Wire Design	615	412	365	21	6,402	3,448	482	—	10,781
Baymont (1)	—	1,205	1,750	—	241	5,212	50	—	8,358
2017 Totals	$8,684	$9,744	$10,094	$477	$49,908	$42,126	$8,089	$10,600	$102,344

2016
Parkland	$2,880	$5,280	$2,987	$86	$10,950	$5,175	$2,180	$—	$25,178
Progressive	996	3,074	100	61	6,010	2,980	2,344	—	10,877
Cana	646	1,151	5,840	29	7,065	2,927	1,135	—	16,523
MSM	2,017	1,592	2,521	12	7,855	984	965	—	14,016
LS Mfg.	620	1,382	265	—	6,315	2,772	154	—	11,200
BHE	2,922	3,801	1,794	—	21,140	15,716	1,508	8,865	35,000
Sigma/KRA	2,039	1,820	1,050	7	14,768	8,145	1,708	—	26,121
2016 Totals	$12,120	$18,100	$14,557	$195	$74,103	$38,699	$9,994	$8,865	$138,915

(1) Total net assets acquired for Baymont include the preliminary estimated liability of $5.1 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the Baymont acquisition of $3.3 million is included in "Cash Flows from Investing Activities - Business Acquisitions" on the condensed consolidated statement of cash flows for the nine months ended September 24, 2017.

Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 24, 2017 and September 25, 2016 assumes the Medallion, LPE, Wire Design and Baymont acquisitions (which were completed in 2017) and the Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA acquisitions (which were completed in 2016) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of Medallion, LPE, Wire Design, Baymont, Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $1.6 million for the third quarter and nine months ended September 24, 2017, respectively and $1.6 million and $6.7 million for the third quarter and nine months ended September 25, 2016, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sep 24, 2017	Sep 25, 2016	Sep 24, 2017	Sep 25, 2016
Revenue	$408,148	$339,293	$1,200,085	$1,052,264
Net income	17,889	13,141	58,600	51,926
Basic net income per common share	1.09	0.87	3.65	3.46
Diluted net income per common share	1.07	0.86	3.59	3.41

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $2.6 million and $1.7 million for the third quarters ended September 24, 2017 and September 25, 2016, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first nine months of 2017 and 2016, the Company recorded $7.8 million and $4.8 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For both the nine months and full year 2016, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 154,981 shares in the aggregate. In addition, on February 23, 2016, the Board granted 22,000 restricted stock units (“RSUs”). On September 26, 2016, the Board approved the issuance of 80,592 shares that may be issued upon the exercise of stock options, and the issuance of 80,592 shares that may be issued upon the exercise of stock appreciation rights.

The Board approved share grants under the Plan in the first nine months of 2017 totaling 111,669 shares in the aggregate. In addition, on January 17, 2017, the Board approved the issuance of 226,740 stock options and the issuance of 226,748 stock appreciation rights.

As of September 24, 2017, there was approximately $21.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 24.4 months.

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

Income per common share is calculated for the third quarter and nine months periods as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	Sep 24, 2017	Sep 25, 2016	Sep 24, 2017	Sep 25, 2016
Net income for basic and diluted per share calculation	$17,945	$12,073	$56,672	$42,017
Weighted average common shares outstanding - basic	16,442	15,048	16,044	15,002
Effect of potentially dilutive securities	246	260	273	244
Weighted average common shares outstanding - diluted	16,688	15,308	16,317	15,246
Basic net income per common share	$1.09	$0.80	$3.53	$2.80
Diluted net income per common share	$1.08	$0.79	$3.47	$2.76

On March 14, 2017, the Company completed a public offering of 1,350,000 shares of its common stock at a price of $73.00 per share for gross proceeds of $98.6 million. The net proceeds from the offering of $93.6 million were used to pay down a portion of the Company's outstanding indebtedness.

8.	DEBT

A summary of total debt outstanding at September 24, 2017 and December 31, 2016 is as follows:

(thousands)	Sep 24, 2017	Dec 31, 2016
Long-term debt:
2015 Revolver	$185,504	$190,427
Term Loan	74,843	82,726
Total long-term debt	260,347	273,153
Less: current maturities of long-term debt	(15,766)	(15,766)
Less: Net deferred financing costs related to Term Loan	(508)	(576)
Total long-term debt, less current maturities, net	$244,073	$256,811

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

The 2015 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2015 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

•	The initial maturity date for the 2015 Credit Facility was April 28, 2020. Pursuant to the third amendment, the maturity date was extended to March 17, 2022;

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

At September 24, 2017, the Company had $74.8 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $179.0 million under the LIBOR-based option and (ii) $6.5 million under the Base Rate-based option. The interest rate for borrowings at September 24, 2017 was the Prime Rate plus 0.50% (or 4.75%), or LIBOR plus 1.50% (or 2.75%). At December 31, 2016, the Company had $82.7 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $187.0 million under the LIBOR-based option and (ii) $3.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2016 was the Prime Rate plus 0.75% (or 4.50%), or LIBOR plus 1.75% (or 2.5625%). The fee payable on committed but unused portions of the 2015 Revolver was 0.20% at September 24, 2017 and 0.225% December 31, 2016.

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

As of and for the September 24, 2017 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 24, 2017 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.44
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.16

Interest paid for the third quarter and first nine months of 2017 was $2.3 million and $5.8 million, respectively. For the comparable 2016 periods, interest paid was $2.0 million and $4.9 million, respectively.

9.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 24, 2017 and December 31, 2016 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of September 24, 2017 and December 31, 2016 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

10.	INCOME TAXES

The effective tax rate was 36.0% and 30.6% in the third quarter and first nine months of 2017, respectively. For the comparable 2016 periods, the effective tax rate was 33.7% for the third quarter and 33.9% for the first nine months. The effective tax rate for the periods presented reflected the impact of the Company's adoption of the share-based payment awards accounting standard and resulted in the recognition of excess tax benefits on share-based compensation in the provision for income taxes within the condensed consolidated financial statements of $21,000 and $4.6 million in the third quarter and first nine months of 2017, respectively, and $48,000 and $1.3 million for the comparable 2016 periods, respectively. See Note 2 for further details.

The Company paid income taxes of $11.0 million in the third quarter of 2017 and $30.5 million in the first nine months of 2017. For the comparable periods in 2016, the Company paid income taxes of $6.7 million and $23.2 million, respectively.

11.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 83% and 82% of the Company’s net sales for the nine months ended September 24, 2017 and September 25, 2016, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Distribution segment contributed approximately 17% and 18% of the Company’s net sales for the nine months ended September 24, 2017 and September 25, 2016, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 24, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$337,542	$69,969	$407,511
Intersegment sales	7,530	562	8,092
Total sales	345,072	70,531	415,603
Operating income	37,916	4,198	42,114

Third Quarter Ended September 25, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$249,871	$54,280	$304,151
Intersegment sales	5,847	737	6,584
Total sales	255,718	55,017	310,735
Operating income	23,578	3,781	27,359

Nine Months Ended September 24, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$958,785	$201,298	$1,160,083
Intersegment sales	21,935	1,814	23,749
Total sales	980,720	203,112	1,183,832
Operating income	110,176	12,376	122,552

Nine Months Ended September 25, 2016
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$731,885	$166,066	$897,951
Intersegment sales	17,316	2,265	19,581
Total sales	749,201	168,331	917,532
Operating income	80,990	11,295	92,285

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	Sep 24, 2017	Sep 25, 2016	Sep 24, 2017	Sep 25, 2016
Operating income for reportable segments	$42,114	$27,359	$122,552	$92,285
Unallocated corporate expenses	(6,703)	(3,555)	(20,517)	(13,867)
Amortization	(5,237)	(3,687)	(14,239)	(9,680)
Consolidated operating income	$30,174	$20,117	$87,796	$68,738

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

12.	STOCK REPURCHASE PROGRAMS

In February 2013, the Board approved a stock repurchase program which was subsequently expanded in February 2014 and February 2015 (the “2013 Repurchase Plan”).

In January 2016, the Company fully utilized the authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50.0 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”). There were no stock repurchases in the first nine months of 2017.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

13.	RELATED PARTY TRANSACTIONS

In the first nine months of 2017, the Company entered into transactions with companies affiliated with three of its independent Board members. The Company purchased approximately $0.7 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $1.1 million of various fiberglass and plastic components and wood products to a company with which John A. Forbes was formerly affiliated during the first five months of 2017.  In addition, the Company sold approximately $0.3 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

14.	SUBSEQUENT EVENT

Acquisition

Indiana Transport, Inc. (“Indiana Transport”)
On November 1, 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Indiana Transport, a transportation and logistics service provider primarily to OEMs and dealers in the RV market. The Company acquired Indiana Transport, including certain real estate, for a net purchase price of $59.0 million. This acquisition provides the opportunity for the Company to establish a leading presence in the RV transportation market and increase its market share and per unit content.

The purchase price was funded under the Company's 2015 Credit Facility. The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired and expects to provide a summary of each in its report on Form 10-K for the year ending December 31, 2017. The results of the operations will be included in the Company's condensed consolidated financial statements and the Distribution operating segment from the date of acquisition.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 24, 2017 Compared to 2016

REVIEW BY BUSINESS SEGMENT
Third Quarter and Nine Months Ended September 24, 2017 Compared to 2016
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first nine months of 2017 reflected a continuation of steady growth in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and strong retail demand in the marine market. In addition, we expect that the positive sentiment exhibited by both RV dealers and manufacturers during the annual dealer shows held in September by the original equipment manufacturers (“OEMs”) will be reflected in industry order levels consistent with recent seasonal trends as we move through the fourth quarter of 2017 and into the first quarter of 2018. The manufactured housing (“MH”) market continued to reflect solid improvement for both the quarter and year-to-date based on the growth rate in estimated wholesale industry shipments. Additionally, we see a continuation of improving conditions in the industrial markets, as evidenced by growth in new housing starts and increases in commercial construction and institutional furniture spending.

We anticipate that attractive demographics, strong retail trends, particularly in the outdoor leisure and recreational lifestyle markets, namely RV and marine, improving consumer credit, equity market strength, and consumer confidence will all have a significant role in the ongoing growth we project for the remainder of 2017 and into 2018 in the primary markets we serve.

RV Industry
The RV industry, which is our primary market and comprised 69% of the Company’s sales in the first nine months of 2017, continued to strengthen as evidenced by higher OEM production levels and wholesale unit shipments versus the prior year. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 378,006 units in the first nine months of 2017, representing an increase of approximately 17% versus the prior year period. Both the third quarter of 2017 and 2016 reflected shipment levels that exceeded historical seasonal demand patterns in the RV market. In addition, the annual dealer shows held in September 2017 showcased a number of 2018 model year product introductions that focused on new floorplan designs targeting different types of buyers within the RV customer base as well as lighter-weight, entry-level units in various product categories.

Leading the industry growth was the towable market, which includes travel trailers, fifth wheels, camping trailers and park models. Towables represented 87% of industry wholesale unit shipments in the first nine months of 2017. In line with recent trends, travel trailer unit shipments led the way in towable market growth, increasing 19% in the first nine months of 2017 and comprising approximately 76% of all towables shipped year-to-date. Fifth wheels, which represented 21% of the towable market, increased 16% in the first nine months of 2017 versus the prior year period. The motorized sector of the industry, which represented 13% of all RV wholesale unit shipments in the first nine months of 2017, grew 14% compared to 2016. Wholesale unit shipments of Class B and C units, which are smaller, less expensive motorhomes, were up 24% in the first nine months of 2017 and comprised approximately 63% of the total motorized market. Wholesale unit shipments of Class A units, which are larger, more expensive models, were relatively flat in the first nine months of 2017 compared to 2016. Demand for more affordable towables and motorhomes continues to grow significantly, reflecting in part industry demographic trends, with younger buyers entering the market.

Based on the most recent available industry-wide survey data from Statistical Surveys, Inc. ("SSI"), in the first eight months of 2017, combined domestic and Canadian RV retail unit sales were up 11% year-over-year compared to wholesale unit shipments which were up approximately 15% over the same eight-month period. We generally see wholesale shipments exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the second and third quarter peaks.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand as OEMs and dealers are adding capacity where necessary to meet growing demand. We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the third quarter and first nine months of 2017 increasing beyond the general industry results.
With 2016 and the first nine months of 2017 wholesale unit shipments in the RV industry surpassing all prior shipment peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including:

•	Attractive industry demographic trends with younger buyers entering the market and an increasing number of baby boomers reaching retirement age;

•	Readily available financing and improving consumer credit;

•	New and innovative products coming to market;

•	Increased strength in the overall economic environment, including lower unemployment rates, improving trends in wages, improving consumer confidence levels, and equity market trends; and

•	The value of the travel and leisure lifestyle related to spending quality time with families.
On a macroeconomic level, as consumer confidence has generally trended higher over the last seven years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.
Marine Industry
Prior to the second quarter of 2017, the Company included its sales to the marine industry as part of its total sales to the RV industry. Reflecting the similar active, outdoor leisure-based, family-oriented lifestyle that characterizes both the RV industry and the marine industry, the Company has increased its focus and expanded its presence in the adjacent marine market through recent acquisitions and organic growth, particularly within the last two years. We believe our combination of design, engineering and manufacturing capabilities along with our increasing geographic footprint and comprehensive product offerings to our customers in the marine market, provide continuing opportunities for fully integrated solutions and additional content to the marine OEMs.

Sales to this industry represented approximately 8% and 6% of the Company's consolidated net sales in the third quarter and first nine months of 2017, respectively. The Company’s sales to the marine industry primarily focus on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum, pontoon and ski & wake. According to the National Marine Manufacturers Association (per its 2016 U.S. Recreational Boating Statistical Abstract), it is estimated that there were approximately 11.9 million registered boats in the U.S. in 2016, and annual retail sales of new boats, engines and marine accessories in the U.S. totaled $17.9 billion in 2016, up 8.1% from 2015. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters.

Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. In 2016 within the powerboat sector, fiberglass accounted for approximately 39% of retail units, aluminum was 32%, pontoon was 25% and ski & wake was 4%. SSI data indicates that marine powerboat retail unit sales increased an estimated 3% in the first nine months of 2017 compared to the prior year.

MH Industry
The MH industry represented approximately 13% of the Company’s sales in the first nine months of 2017. Based on industry data from the Manufactured Housing Institute through August 2017 and our Company forecast for the month of September, we estimate MH wholesale unit shipments increased by approximately 15% in the first nine months of 2017 versus the prior year. We currently expect steady growth in this market for the remainder of 2017 with growth rates and seasonality consistent with recent years and believe we are well-positioned to capitalize on the upside potential of the MH market, especially given the increasing attractiveness of the single-family manufactured housing option as well as the strength of multi-family urban living, both of which support our building products-based markets, and the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

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
Industrial Market
The industrial market, which accounted for 12% of our sales in the first nine months of 2017, and is comprised primarily of the kitchen cabinet industry, retail and commercial fixtures market, office and household furniture market and regional distributors, is primarily impacted by macroeconomic conditions and, more specifically, conditions in the residential housing market. The Company’s industrial sales have increased over the last several years, reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions and new product development, and the penetration of adjacent markets and new geographic regions. Additionally, the Company has targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, and office, medical, and institutional furnishings markets.
We estimate approximately 54% of our industrial revenue base was directly tied to the residential housing market in the first nine months of 2017 where new housing starts increased approximately 3% compared to the prior year period (as reported in a U.S. Department of Commerce release dated October 18, 2017). The remaining 46% of our industrial business is directly tied to the non-residential and commercial markets, mainly in the retail fixture, institutional and commercial furnishings markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months.
The Company believes that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.
Outlook
In general, the primary markets that we serve experienced steady growth in the first nine months of 2017 compared to the prior year, and we expect to see continued growth throughout the remainder of 2017 and into 2018 with full year seasonal patterns tracking trends consistent with the prior year. While the ongoing trend involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units in the RV market continues to moderately impact the Company's overall dollar content per unit growth in the short-term, the Company views this shift as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV wholesale unit shipment levels in 2017 will increase approximately 11% when compared to the full year 2016 supported by strong retail sales and favorable demographic patterns. In addition, we are currently forecasting an approximate 14% annual growth rate in MH wholesale unit shipments for fiscal 2017 based on improvements in the overall economy and reflecting the improvement in single-family residential housing starts. As it relates to the marine market, we currently estimate 2017 retail unit growth in the powerboat sector of approximately 3% to 5%. The National Association of Home Builders (per its housing and interest rate forecast as of October 12, 2017) is currently forecasting an approximate 2% year-over-year increase in new housing starts in 2017 compared to 2016.

We will continue to review our operations on a regular basis, balance appropriate risks and opportunities, and maximize efficiencies to support the Company's long-term strategic growth goals. Our team remains focused on strategic acquisitions in our existing, similar or complementary businesses, expanding operations in targeted regional territories, capturing market share and increasing our per unit content, keeping costs aligned with revenue, maximizing operating efficiencies, focusing on strategic capital expenditures to achieve cost reductions, labor efficiencies and increased capacity, talent management, engagement and retention, and the execution of our organizational strategic agenda.
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2017 includes expenditures of up to approximately $22.0 million related primarily to the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, facility expansion costs outside of our core Midwest markets, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.
REVIEW OF CONSOLIDATED OPERATING RESULTS

Third Quarter and Nine Months Ended September 24, 2017 Compared to 2016
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended		Nine Months Ended
	Sep 24, 2017	Sep 25, 2016	Sep 24, 2017	Sep 25, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	83.9	82.9	83.4
Gross profit	17.0	16.1	17.1	16.6
Warehouse and delivery expenses	2.7	3.0	2.8	2.9
Selling, general and administrative expenses	5.6	5.2	5.5	5.0
Amortization of intangible assets	1.3	1.2	1.2	1.1
Operating income	7.4	6.6	7.6	7.7
Interest expense, net	0.5	0.6	0.5	0.6
Income taxes	2.5	2.0	2.2	2.4
Net income	4.4	4.0	4.9	4.7

Net Sales. Net sales in the third quarter of 2017 increased $103.3 million or 34% to $407.5 million from $304.2 million in the third quarter of 2016. The Company's net sales increased in all of its four primary markets as evidenced by increases of 29% in RV, 24% in MH, and 21% in industrial.

Net sales in the first nine months of 2017 increased $262.1 million or 29%, to $1.2 billion from $898.0 million in the prior year period. The increase in net sales was attributable to increases of 23% in RV, 29% in MH, and 23% in industrial Sales to the marine industry more than tripled in both the third quarter and first nine months of 2017 compared to the prior year periods, largely reflecting the impact of acquisitions.

The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2017 (Medallion Plastics, Inc. (“Medallion”), Leisure Product Enterprises, LLC (“LPE”), Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”), and Baymont, Inc. (“Baymont”)), and the incremental revenue contributions of the 2016 acquisitions (Parkland Plastics, Inc. (“Parkland”), The Progressive Group (“Progressive”), Cana Holdings, Inc. (“Cana”), Mishawaka Sheet Metal, LLC (“MSM”), Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”), BH Electronics, Inc. (“BHE”), and Sigma Wire International, LLC / KRA International, LLC (together “Sigma/KRA”)). The sales improvement in both the third quarter and first nine months of 2017 is also attributable to: (i) increased penetration including geographic and product expansion efforts in the primary markets we serve; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.

Net sales in the third quarter and first nine months of 2017 included $29.3 million and $47.7 million, respectively, related to the four acquisitions completed in the first nine months of 2017. Net sales in the third quarter and first nine months of 2016 included $32.9 million and $52.9 million, respectively, related to the six acquisitions completed in the first nine months of 2016.

The Company’s RV content per unit (on a trailing twelve-month basis excluding revenues from the marine market which were previously included with RV revenues) for the third quarter of 2017 increased approximately 6% to $2,125 from $2,009 for the third quarter of 2016. The MH content per unit (on a trailing twelve-month basis) for the third quarter of 2017 increased approximately 14% to an estimated $2,175 from $1,901 for the third quarter of 2016.

The RV industry, which represented 67% and 69% of the Company’s sales in the third quarter and first nine months of 2017, respectively, saw wholesale unit shipments increase in those periods by approximately 24% and 17%, respectively, compared to 2016. The Company estimates that the MH industry, which represented 13% of the Company’s sales in both the third quarter and first nine months of 2017, experienced an estimated 11% and 15% increase in wholesale unit shipments in those periods, respectively, compared to the prior year periods. Revenues from the marine industry represented 8% and 6% of the Company's sales in the third quarter and first nine months of 2017, respectively. For the first nine months of 2017 (based on current industry estimates), retail unit sales of powerboats increased an estimated 3% compared to the prior year period. The industrial market sector accounted for approximately 12% of the Company’s sales in both the third quarter and first nine months of 2017. We estimate that approximately 54% of our industrial revenue base was directly tied to the residential housing market in the first nine months of 2017, which experienced an increase in new housing starts of approximately 3% in the first nine months of 2017 compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $83.0 million or 33% to $338.3 million in the third quarter of 2017 from $255.3 million in 2016. As a percentage of net sales, cost of goods sold decreased during the third quarter of 2017 to 83.0% from 83.9% in 2016. For the first nine months of 2017, cost of goods sold increased $213.4 million or 29%, to $961.9 million from $748.5 million in the prior year period, and as a percentage of net sales decreased to 82.9% from 83.4% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during both the third quarter and first nine months of 2017 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and 2017 and the addition of new higher margin product lines; and (iii) the deployment of strategic capital investments and the implementation of certain workflow changes, which were initiated in the second half of 2016, to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies, particularly in certain of our Midwest facilities. Partially offsetting the decline in cost of goods sold as a percentage of net sales was the impact of higher labor costs related to tight labor markets, particularly in the Midwest, and higher material costs that were largely driven by increases in the prices of certain commodities utilized within our major product lines. In addition, our cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute.
Gross Profit. Gross profit increased $20.3 million or 42%, to $69.2 million in the third quarter of 2017 from $48.9 million in 2016. For the comparable nine month periods, gross profit increased $48.7 million or 33%, to $198.2 million in 2017 from $149.5 million in 2016. As a percentage of net sales, gross profit increased to 17.0% in the third quarter of 2017 from 16.1% in the same period in 2016, and increased to 17.1% in the first nine months of 2017 from 16.6% in the prior year period. The improvement in gross profit dollars and the impact to the percentage of net sales in the third quarter and first nine months of 2017 compared to 2016 reflected the impact of the factors discussed above under “Cost of Goods Sold.”

Economic or industry-wide factors affecting the profitability of our RV, MH, marine and industrial businesses include the costs of commodities used to manufacture our products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.8 million or 20%, to $11.0 million in the third quarter of 2017 from $9.2 million in 2016. For the first nine months, warehouse and delivery expenses increased $6.3 million or 24%, to $32.4 million in 2017 from $26.1 million in 2016. As a percentage of net sales, warehouse and delivery expenses decreased to 2.7% in the third quarter of 2017 from 3.0% in 2016. For the nine month periods, warehouse and delivery expenses were 2.8% and 2.9% of net sales for 2017 and 2016, respectively.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $6.9 million or 43%, to $22.8 million in the third quarter of 2017 from $15.9 million in 2016. For the first nine months, SG&A expenses increased $18.9 million or 42%, to $63.8 million in 2017 from $44.9 million in 2016. As a percentage of net sales, SG&A expenses were 5.6% in the third quarter of 2017 compared to 5.2% in the third quarter of 2016. For the comparable nine month periods, SG&A expenses were 5.5% and 5.0% of net sales for 2017 and 2016, respectively.

The increase in SG&A expenses as a percentage of net sales in the third quarter and first nine months of 2017 compared to the prior year periods primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2017 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2016 and 2017 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.6 million and $4.6 million in the third quarter and first nine months of 2017, respectively, compared to the prior year periods, primarily reflecting the impact of acquisitions completed in 2016 and in the first nine months of 2017. In the aggregate, in conjunction with the 2016 and 2017 acquisitions, the Company recognized an estimated $101.5 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income increased $10.1 million or 50%, to $30.2 million in the third quarter of 2017 from $20.1 million in 2016. As a percentage of net sales, operating income was 7.4% in the third quarter of 2017 and 6.6% in the same period in 2016. Operating income in the third quarter of 2017 and 2016 included $4.0 million and $3.5 million, respectively, attributable to the acquisitions completed in each of those periods.

Operating income increased $19.1 million or 28%, to $87.8 million from $68.7 million in 2016. As a percentage of net sales, operating income decreased to 7.6% in the first nine months of 2017 from 7.7% in the prior year comparable period. For the first nine months of 2017 and 2016, operating income attributable to acquisitions completed in each of those periods was $6.0 million and $5.8 million, respectively. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $0.2 million to $2.1 million in the third quarter of 2017 from $1.9 million in the prior year. For the first nine months of 2017, interest expense increased $1.0 million to $6.2 million from $5.2 million in the prior year period. The change in interest expense primarily reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the third quarter and first nine months of 2017. The use of the net proceeds from the Company's 1.35 million share common stock offering in March 2017 to pay down a portion of the Company's indebtedness partially offset the overall increase in interest expense for the 2017 periods presented.

Income Taxes. For the third quarter of 2017, the effective tax rate was 36.0% compared to 33.7% in the comparable 2016 period. For the first nine months of 2017, the effective tax rate was 30.6% compared to 33.9% for the prior year period. The effective tax rate for both the third quarter periods and the nine month periods reflected the impact of the Company's adoption of a new accounting standard for employee share-based payments (see discussion below) in which additional taxable deductions related to excess tax benefits on share-based compensation of $21,000 and $48,000 in the third quarter of 2017 and 2016, respectively, and $4.6 million and $1.3 million for the comparable nine months periods were recorded as a reduction to income tax expense upon realization. Exclusive of the impact relating to the share-based payment awards in the first nine months of 2017 and any additional impact in the fourth quarter of 2017, we anticipate our full year 2017 effective tax rate to be approximately 36.25%.

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

Net Income. Net income for the third quarter of 2017 was $17.9 million or $1.08 per diluted share compared to $12.1 million or $0.79 per diluted share for 2016. For the first nine months, net income was $56.7 million or $3.47 per diluted share in 2017 compared to $42.0 million or $2.76 per diluted share for 2016. The changes in net income for both the third quarter and first nine months of 2017 reflect the impact of the items previously discussed.

In the fourth quarter of 2016, the Company adopted a new accounting standard related to employee share-based payments that requires excess tax benefits resulting from the vesting or exercise of such payments be recognized in the Company's income tax provision rather than in additional paid-in capital. Adoption of the new standard required a retroactive adjustment to the Company's income tax provision previously reported for the third quarter and first nine months of 2016. As a result of this adjustment, the Company's third quarter 2016 net income was retroactively increased by $48,000 with no impact to net income per diluted share. In addition, adoption of this standard increased the Company's third quarter 2017 net income and net income per diluted share by $21,000 with no impact to the diluted per share amount. For the first nine months of 2016, net income and net income per diluted share were retroactively increased by $1.3 million and $0.08, respectively. Net income and net income per diluted share were increased by $4.6 million and $0.26, respectively, for the first nine months of 2017.
Net income per share on a basic and diluted basis in both the third quarter and first nine months of 2017 also reflects the impact of the increase in weighted average shares outstanding as a result of the March 2017 common stock offering compared to the prior year periods.

REVIEW BY BUSINESS SEGMENT

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components.

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

Third Quarter and Nine Months Ended September 24, 2017 Compared to 2016

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

	Third Quarter Ended		Nine Months Ended
(thousands)	Sep 24, 2017	Sep 25, 2016	Sep 24, 2017	Sep 25, 2016
Sales
Manufacturing	$345,072	$255,718	$980,720	$749,201
Distribution	70,531	55,017	203,112	168,331

Gross Profit
Manufacturing	58,119	39,137	167,037	123,739
Distribution	10,870	9,527	32,678	28,236

Operating Income
Manufacturing	37,916	23,578	110,176	80,990
Distribution	4,198	3,781	12,376	11,295

Manufacturing

Sales. Sales increased $89.4 million or 35%, to $345.1 million in the third quarter of 2017 from $255.7 million in 2016. This segment accounted for approximately 83% of the Company’s consolidated net sales for both the third quarter and first nine months of 2017, and 82% for both the third quarter and first nine months of 2016. For the first nine months of 2017, sales increased $231.5 million or 31% to $980.7 million from $749.2 million in the prior year period. The sales increase in both the third quarter and first nine months of 2017 largely reflected an increase in revenue from all four of the Company's primary markets.

Revenue in the third quarter and first nine months of 2017 included $29.3 million and $47.7 million, respectively, related to the four acquisitions completed in the first nine months of 2017. Revenue in the third quarter and first nine months of 2016 included $27.7 million and $40.8 million related to the six acquisitions completed in the first nine months of 2016. The sales improvement in the third quarter and first nine months of 2017 is also attributable to: (i) increased RV, MH, marine and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.

Gross Profit. Gross profit increased $19.0 million or 49%, to $58.1 million in the third quarter of 2017 from $39.1 million in the third quarter of 2016. As a percentage of sales, gross profit increased to 16.8% in third quarter 2017 from 15.3% in 2016. For the first nine months of 2017, gross profit increased $43.3 million or 35%, to $167.0 million from $123.7 million in the prior year period. As a percentage of sales, gross profit increased to 17.0% in the first nine months of 2017 from 16.5% in 2016.

Gross profit was positively impacted during both the third quarter and first nine months of 2017 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and 2017 and the addition of new higher margin product lines; and (iii) the deployment of certain strategic capital investments and workflow changes to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies, particularly in certain of our Midwest facilities. The impact of higher labor costs related to tight labor markets, particularly in the Midwest, and higher material costs that were largely driven by increases in certain commodities prices utilized with our major product lines, partially offset the improvement in gross profit as a percentage of net sales resulting from the factors discussed above.

Operating Income. Operating income increased $14.3 million to $37.9 million in the third quarter of 2017 from $23.6 million in the prior year. For the first nine months of 2017, operating income increased $29.2 million to $110.2 million from $81.0 million in the comparable 2016 period. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in the third quarter and first nine months of 2017 included $4.0 million and $6.0 million, respectively, attributable to the acquisitions completed in the first nine months of 2017. Operating income in the third quarter and first nine months of 2016 included $3.4 million and $5.3 million, respectively, attributable to the acquisitions completed in the first nine months of 2016.

Distribution

Sales. Sales increased $15.5 million or 28%, to $70.5 million in the third quarter of 2017 from $55.0 million in 2016. This segment accounted for approximately 17% of the Company’s consolidated net sales for the third quarter and first nine months of 2017, and 18% for the third quarter and first nine months of 2016. For the first nine months of 2017, sales increased $34.8 million or 21% to $203.1 million from $168.3 million in the prior year period. The sales increase in both the third quarter and first nine months of 2017 largely reflected an increase in revenue from all four of the Company's primary markets.

The acquisitions completed in 2017 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment. Revenue in the third quarter and first nine months of 2016 included $5.2 million and $12.1 million, respectively, related to the business acquired in the first quarter of 2016.

Gross Profit. Gross profit increased $1.4 million to $10.9 million in the third quarter of 2017 from $9.5 million in the third quarter of 2016. As a percentage of sales, gross profit decreased to 15.4% in the third quarter of 2017 from 17.3% in 2016, primarily reflecting an increase in the percentage of direct shipment sales from the Company's vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company. For the first nine months of 2017, gross profit increased $4.5 million to $32.7 million from $28.2 million. As a percentage of sales, gross profit was 16.1% and 16.8% in the first nine months of 2017 and 2016, respectively.

Operating Income. Operating income increased $0.4 million to $4.2 million in the third quarter of 2017 from $3.8 million in the prior year. For the first nine months of 2017, operating income increased $1.1 million to $12.4 million from $11.3 million in the prior year period. The acquisitions completed in 2017 were all related to the Manufacturing segment, and as a result there was no impact from these acquisitions on operating income in the Distribution segment. Operating income in the third quarter and first nine months of 2016 included $0.1 million and $0.5 million, respectively, related to the business acquired in the first quarter of 2016. The overall net improvement in operating income in the first nine months of 2017 primarily reflects the items discussed above, partially offset by the impact of an acquisition completed in 2016 that had a higher SG&A expense profile than that of the Distribution segment as a whole.

Unallocated Corporate Expenses
Unallocated corporate expenses in the third quarter of 2017 increased $3.1 million to $6.7 million from $3.6 million in the comparable prior year period. In the first nine months of 2017, unallocated corporate expenses increased $6.6 million to $20.5 million from $13.9 million in the first nine months of 2016. Unallocated corporate expenses in the third quarter and first nine months of 2017 and 2016 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with 2017 and 2016 acquisitions.

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

Net cash provided by operating activities was $32.6 million in the first nine months of 2017 compared to $51.5 million in 2016. Net income was $56.7 million in the first nine months of 2017 compared to $42.0 million in 2016. Net income in the first nine months of 2017 and 2016 reflects the impact of the Company's adoption of the employee share-based payment awards accounting standard in which additional taxable deductions related to excess tax benefits on share-based compensation of $4.6 million and $1.3 million were recorded as a reduction to income tax expense upon realization in the first nine months of 2017 and 2016, respectively.

Net of acquisitions, trade receivables increased $57.3 million in the first nine months of 2017 and $27.2 million in the same period of 2016, reflecting increased sales levels and normal seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2017, 2016 and 2015, as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of approximately $24.4 million and $17.7 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended September 24, 2017 and September 25, 2016, respectively.

Inventories, net of acquisitions, increased $20.1 million and $9.7 million in the first nine months of 2017 and 2016, respectively, primarily reflecting the post-acquisition sales and inventory increases associated with recent acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $26.5 million net increase in accounts payable, accrued liabilities and other in the first nine months of 2017 and the $23.7 million net increase in the comparable 2016 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $30.5 million in the first nine months of 2017. For the comparable period in 2016, the Company paid income taxes of $23.2 million.

Investing Activities
Investing activities used cash of $110.3 million in the first nine months of 2017 primarily to fund the acquisitions of Medallion, LPE, Wire Design and Baymont for $97.3 million in the aggregate, and for capital expenditures of $13.2 million. Investing activities used cash of $122.7 million in the first nine months of 2016 primarily to fund the Parkland, Progressive, Cana, MSM, LS Mfg. and BHE acquisitions for $112.1 million in the aggregate, and for capital expenditures of $10.9 million. In November 2017 (the fiscal fourth quarter of 2017), the Company used cash of $59.0 million for the acquisition of Indiana Transport, Inc. See Note 14 to the Condensed Consolidated Financial Statements for additional details.

Our current operating model forecasts capital expenditures for fiscal 2017 of up to approximately $22.0 million related primarily to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements.

Financing Activities
Net cash flows provided by financing activities were $77.7 million in the first nine months of 2017 compared to $72.6 million in the comparable 2016 period. As of September 24, 2017, availability under the 2015 Revolver (as defined herein), net of cash on hand, was $186.7 million.

In March 2017, the Company completed a public offering of 1,350,000 shares of its common stock. The net proceeds from the offering of $93.6 million were used to pay down a portion of the Company's outstanding indebtedness. The net repayments on the 2015 Revolver were $4.9 million in the first nine months of 2017. In addition, the Company paid down $7.9 million and $5.4 million in principal on its Term Loan (as defined herein) in accordance with its scheduled debt service requirements in the first nine months of 2017 and 2016, respectively. In accordance with its scheduled debt service requirements, the Company paid down $3.9 million in principal on its Term Loan on September 29, 2017 (beginning of fiscal fourth quarter 2017).
Incremental borrowings related to the Term Loan and net borrowings on the 2015 Revolver were $81.7 million in the aggregate in the first nine months of 2016. These borrowings were primarily used for funding a portion of the amounts needed for acquisitions, stock repurchases and capital expenditures totaling $127.6 million in the aggregate.

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

At September 24, 2017, the Company had $74.8 million outstanding under the Term Loan and $185.5 million under the 2015 Revolver.

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

As of and for the September 24, 2017 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 24, 2017 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.44
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.16

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (2) the interest rates for borrowings at September 24, 2017; and (3) the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 8 to the Condensed Consolidated Financial Statements.

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

As of September 24, 2017, the availability under the 2015 Revolver, net of cash on hand, was $186.7 million. Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility are subject to a maximum total borrowing limit of $450.0 million (effective as of March 17, 2017) and are subject to variable rates of interest. For the first nine months of 2017 and for the fiscal year ended December 31, 2016, we were in compliance with all of our debt covenants under the terms of the 2015 Credit Agreement.

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

Debt Obligations
At September 24, 2017, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or Base rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.6 million, assuming average borrowings, including the Term Loan, subject to variable rates of $260.3 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the Term Loan) at September 24, 2017 subject to variable rates.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first nine months of 2017. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 24, 2017 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (2)
June 26 - July 23, 2017	230	$72.95	—	$47,651,077
July 24 - Aug. 27, 2017	—	—	—	47,651,077
Aug. 28 - Sept. 24, 2017	—	—	—	47,651,077
	230		—

(1) Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) In January 2016, the Company fully utilized the authorization under its previous repurchase plan originally announced in 2013, and announced that the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the "2016 Repurchase Plan"). There were no stock repurchases in the first nine months of 2017 under the 2016 Repurchase Plan.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 2, 2017	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 2, 2017	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer