Form 10-K
period 2017-12-31
PATRICK INDUSTRIES INC
filed 2018-02-28
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Registrant’s telephone number, including area code: (574) 294-7511
Securities registered pursuant to Section 12(b) of the Act:

Common stock, without par value	Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 23, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $1.174 billion. As of February 16, 2018, there were 25,471,135 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2018 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2017

FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (the “Company” or “Patrick”) and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.
There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A. These factors include, without limitation, the impact of any economic downturns especially in the residential housing market, a decline in consumer confidence levels, pricing pressures due to competition, costs and availability of raw materials, the imposition of restrictions and taxes on imports of raw materials and components used in our products, information technology performance and security, the availability of commercial credit, the availability of retail and wholesale financing for recreational vehicles, watercraft, and residential and manufactured homes, the availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, retention and concentration of significant customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company's core businesses, the seasonality and cyclicality in the industries to which our products are sold, realization and impact of efficiency improvements and cost reductions, the successful integration of acquisitions and other growth initiatives, increases in interest rates and oil and gasoline prices, adverse weather conditions impacting retail sales, our ability to remain in compliance with our credit agreement covenants, and general economic, market and political conditions. In addition, national and regional economic conditions may affect the retail sale of recreational vehicles, watercraft, and residential and manufactured housing. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2017.
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
Unless the context otherwise requires, the terms “Company,” “Patrick,” “we,” “our,” or “us” refer to Patrick Industries, Inc. and its subsidiaries.
Company Overview
Patrick Industries, Inc. was founded in 1959 and incorporated in the state of Indiana in 1961. Patrick is a major manufacturer of component products and distributor of building products and materials serving original equipment manufacturers (“OEMs”) primarily in the recreational vehicle (“RV”), manufactured housing (“MH”) and marine markets. The Company also supplies products to adjacent industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, and other industrial markets.

The Company operates through a nationwide network that includes, as of December 31, 2017, 82 manufacturing plants and 22 warehouse and distribution facilities in 20 states and one operation in China. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 82% and 18% of the Company’s consolidated net sales for 2017, respectively. Financial information about these operating segments is included in Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

The Company’s strategic and capital allocation strategy is to optimally manage and utilize its resources and leverage its platform of operating brands to continue to grow and reinvest in its business. Through strategic acquisitions, expansion geographically and into new product lines, investment in infrastructure and capital expenditures, Patrick seeks to ensure that its operating network contains capacity, technology and innovative thought processes to support anticipated growth needs, to effectively respond to changes in market conditions, inventory and sales levels, and to successfully integrate manufacturing, distribution and administrative functions.

Over the last three years, the Company has executed on a number of new product initiatives and invested approximately $528 million to complete 17 acquisitions involving 25 companies, which directly complement its core competencies and existing product lines. The combination of improved economic conditions and demographic trends benefiting the RV industry and the execution of the strategic initiatives identified above, among others, resulted in increases in sales, operating income, net income and cash flows over the last several years.

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

Major Product Lines

Patrick manufactures and distributes a variety of products within its operating segments including:

Manufacturing	Distribution

Decorative vinyl and paper laminated panels	Pre-finished wall and ceiling panels
Solid surface, granite and quartz countertops	Drywall and drywall finishing products
Fabricated aluminum products	Interior and exterior lighting products
Wrapped vinyl, paper and hardwood profile mouldings	Wiring, electrical and plumbing products
Custom cabinetry	Transportation and logistics services
Electrical systems components	Electronics and audio systems components
Slide-out trim and fascia	Cement siding
Cabinet doors and components	Raw and processed lumber
Hardwood furniture	Fiber reinforced polyester (“FRP”) products
Fiberglass bath fixtures and tile systems	Interior passage doors
Specialty bath and closet building products	Roofing products
Fiberglass and plastic components including front and rear caps and marine helms	Laminate and ceramic flooring
Softwoods lumber	Shower doors
Interior passage doors	Furniture
Wiring and wire harnesses	Fireplaces and surrounds
CNC molds and composite parts	Other miscellaneous products
Aluminum fuel tanks
Slotwall panels and components
RV painting

Approximately 74% and 80% of our consolidated net sales in 2017 and 2016, respectively, were from sales of decorative interior products and components, consisting primarily of manufactured panels, mouldings and trim, hardwood and pressed doors, cabinetry, furniture, fascia, countertops, and fiberglass products.

Primary Markets
Patrick manufactures and distributes its building products and interior decorative component products for use in the four primary markets it serves. Operating facilities that supply the Company’s products are strategically located in proximity to the customers they serve. The Company’s sales by market are as follows:

	2017	2016
RV	69%	72%
Marine	7%	3%
MH	13%	13%
Industrial	11%	12%
Total	100%	100%
Recreational Vehicles
The RV industry has demonstrated continued growth over the past eight years with broad-based demand strength across towable and motorized product categories. According to the Recreation Vehicle Industry Association (“RVIA”), as noted in its December 2017 Recreational Vehicle Market Report, RV conditions continued to improve as 2017 marked the eighth consecutive annual increase in RV wholesale unit shipments. Total RV industry shipments rose 17% compared to 2016, with shipments reaching a total of 504,599 units. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: motor homes. The Company estimates that its mix of RV revenues related to towable units and motorized units is consistent with the overall RV production mix. In 2017, towable and motorized unit shipments represented approximately 88% and 12%, respectively, of total RV wholesale shipments. The towable sector increased 18% in 2017 over the prior year and the motorized sector rose 14% per the RVIA.

The Company’s RV products are sold primarily to major manufacturers of RVs, smaller OEMs, and to a lesser extent, manufacturers in adjacent industries. The RV market is primarily dominated by Thor Industries, Inc. (“Thor”) and Forest River, Inc. (“Forest River”) which combined held 85% of retail market share for towables and 65% for motorized units as reported per Statistical Surveys, Inc. for 2017 (“SSI”).

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

Demographic and ownership trends continue to point to favorable market growth in the long term, as there is a shift toward outdoor, nature-based tourism activities, with a large segment of the population’s “millennials” embracing this outdoor lifestyle and entering into the RV marketplace. In addition, the number of “baby-boomers” reaching retirement age is steadily increasing, and the RV owning population in the 35-54 year-old demographic continues to grow.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Marine
Prior to the second quarter of 2017, the Company included its sales to the marine industry as part of its total sales to the RV industry. The marine industry reflects the similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry and the Company has increased its focus and expanded its presence in the adjacent marine market through recent acquisitions and organic growth, particularly within the last two years, as consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions.

The Company’s sales to the marine industry primarily focus on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum, pontoon and ski & wake. Based on current available data per SSI, marine powerboat retail unit sales increased an estimated 4% in 2017 compared to 2016, marking the seventh consecutive year of growth in new boat sales.

Detailed narrative information about the Company’s sales to the marine industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Manufactured Housing
The Company’s manufactured housing products are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, to manufacturers in adjacent industries. In the aggregate, the top three manufacturers produced approximately 77% of MH market retail unit shipments in 2017 per SSI.

Although wholesale unit shipments have increased in the MH industry from a low of approximately 50,000 units in 2009 to approximately 92,900 units in 2017, they are still trending well below historical levels. While sales growth in the MH industry continues to be constrained by the lack of financing alternatives and credit availability in the short term, the Company believes there is significant upside potential for this market in the long term based upon improved residential housing market conditions, higher consumer confidence levels, increased affordability and quality, improved credit and financing considerations, and current demographic trends, including multi-family housing capacity, new home pricing, and improved consumer savings levels.

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

Industrial Markets
The Company estimates that approximately 54% of its industrial net sales in 2017 were associated with the U.S. residential housing market. The Company believes that there is a direct correlation between the demand for its products in this market and new residential housing construction and remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by six to nine months and will vary based on differences in regional economic prospects.

Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, office and household furniture, hospitality, and fixtures and commercial furnishings markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for the Company to diversify its customer base. Additionally, other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. Over the past three years, the residential housing market in particular has shown signs of improvement across the country and that trend is expected to continue in 2018.

Detailed narrative information about the Company’s sales to the industrial markets is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Strategic Acquisitions
The Company is focused on driving growth in each of its primary markets through the acquisition of companies with strong management teams having a strategic fit with Patrick’s core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand its existing businesses. The Company may explore strategic acquisition opportunities that are not directly tied to the four primary markets it serves in order to further leverage its core competencies in manufacturing and distribution and to diversify its end market exposure and presence.

In 2017, the Company invested approximately $249 million to complete seven acquisitions involving 13 companies:

•
Medallion Plastics, Inc. (“Medallion”) Medallion is a designer, engineer and manufacturer of custom thermoformed products and components which include dash and trim panels and fender skirts for the RV market, and complete interior packages, bumper covers, hoods, and trims for the automotive, specialty transportation and other industrial markets. The net purchase price for Medallion was $9.9 million.

•
Leisure Product Enterprises, LLC (“LPE”) LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products supplies marine OEMs with fully-assembled boat dash and helm assemblies, including electrical wire harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers. The net purchase price for LPE was $73.3 million.

•
Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”) Wire Design is a manufacturer of wire harnesses for the RV, marine and industrial markets. The net purchase price for Wire Design was $10.8 million.

•
Baymont, Inc. (“Baymont”) Baymont is a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the MH and industrial markets. The net purchase price for Baymont was $3.3 million plus contingent consideration based on future performance.

•
Indiana Transport, Inc. (“Indiana Transport”) Indiana Transport is a transportation and logistics service provider primarily to OEMs and dealers in the RV market. The net purchase price for Indiana Transport was $59.3 million.

•
LMI, Inc. and Related Companies (collectively, “LMI”) LMI is a designer, fabricator, and installer of specialty glass, mirror, bath and closet building products to residential housing and commercial high-rise builders, general contractors, retailers, and RV manufacturers in the U.S. The net purchase price for LMI was $79.5 million.

•
Nickell Moulding Company, Inc. (“Nickell”) Nickell is a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets. The net purchase price for Nickell was $12.3 million.

See Note 4 to the Consolidated Financial Statements included in this Form 10-K for a description of the acquisitions completed by the Company in 2015 and 2016.

Competition
The RV, MH, marine and industrial markets are highly competitive, both among manufacturers and the suppliers of various components. The barriers to entry for each industry are generally low and include compliance with industry standards, codes and safety requirements, and the initial capital investment required to establish manufacturing operations. In addition, the Company competes with manufacturers of manufactured homes with vertically integrated operations. Across the Company’s range of products and services, competition exists primarily on price, product features and innovation, timely and reliable delivery, quality and customer service. Several competitors compete with Patrick in each product line on a regional and local basis. However, in order for a competitor to compete with Patrick on a national basis, the Company believes that a substantial capital commitment and investment in personnel and facilities would be required.

Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Capital expenditures for 2017 consisted of $22.5 million of investments to replace and upgrade production equipment, expand facilities outside of core Midwest markets to align with OEM expansions, including opening a new softwoods operation in Texas, increase capacity, and provide more advanced manufacturing automation. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.

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

The Studio
The Company's Design/Innovation Center and Showroom, The Studio, is located in Elkhart, Indiana. The Studio presents the latest design trends and products in the markets served by Patrick, and provides a creative environment for customers to design products and enhance their brand.  The 45,000 square foot facility includes a 25,000 square foot showroom devoted to the display of products, capabilities and services offered by each of Patrick’s business units, in addition to offices and conference rooms. The Company’s specialized team of designers, engineers and graphic artists works with RV, MH, marine and industrial customers to meet their creative design and product needs, including creating new styles and utilizing new colors, patterns, products, and wood types for panels and mouldings, cabinet doors, furniture, lighting and other products. Other services provided at The Studio include product development, 3D CAD illustration, 3D printing, photography and marketing.

Operating Brands
Through its operating brands, the Company provides customers with specific product knowledge, expertise and support that is tailored to their needs. The Company strives to be the supplier of choice for its customers by elevating the customer purchasing experience with expert product line managers, and support staff and strategic partnerships for each operating brand, which help drive efficiency and maximize value for its customers.

Patrick has no material patents, licenses, franchises, or concessions and does not conduct significant research and development activities.

Marketing and Distribution
As of December 31, 2017, the Company had over 1,800 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 57% and 60% of our consolidated net sales, for the years ended December 31, 2017, and 2016, respectively.

The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand at all times for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 19% and 18% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2017 and 2016, respectively. Typically there is a one to two-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no significant backlog of orders. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.

Raw Materials
Patrick has arrangements with certain suppliers that specify exclusivity in certain geographic areas, pricing structures and rebate agreements among other terms. During the year ended December 31, 2017, the Company purchased approximately 44% of its raw materials and distributed products from 20 different suppliers. The five largest suppliers accounted for approximately 19% of the Company's total purchases.

Raw materials are primarily commodity products, such as lauan, gypsum, particleboard and other lumber products, aluminum, resin, fiberglass and overlays, among others which are available from many suppliers. Our customers do not maintain long-term supply contracts, and therefore, the Company bears the risk of accurate forecasting of customer orders. Its sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect its major suppliers. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that are utilized and distributed.

The Company continually explores alternative sources of raw materials and components, both domestically and from outside the United States (“U.S.”). Alternate sources of supply are available for all of its material purchases.

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

Select products are subject to various legally binding or voluntary standards. For example, the composite wood substrate materials that Patrick uses to produce products for its customers in the RV marketplace have been certified as to compliance with applicable emission standards developed by the California Air Resources Board (“CARB”). All suppliers and manufacturers of composite wood materials are required to comply with the current CARB regulations.

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

Seasonality

Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the September/October timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. This has resulted in seasonal softening in the RV industry beginning in the third quarter and extending through October, resulting in a seasonal trend pattern in which the Company achieves its strongest sales and profit levels in the first half of the year. In addition, current and future seasonal industry trends may be different from prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, fluctuations in dealer inventories, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
Employees
At December 31, 2017, we had 6,721 employees, 6,065 of which were engaged directly in production, warehousing, and delivery operations; 158 in sales; and 498 in administrative activities, which includes purchasing, inventory and production control, customer service, human resources, accounting, and information technology, among others. The Company believes its relations with its employees are good. The Company is not subject to any collective bargaining agreements with its employees.
Executive Officers of the Company
The following table sets forth our executive officers as of December 31, 2017:

Officer	Position	Age
Todd M. Cleveland	Chief Executive Officer	49
Andy L. Nemeth	President	48
Jeffrey M. Rodino	Executive Vice President-Sales and Chief Sales Officer	47
Kip B. Ellis	Executive Vice President-Operations and Chief Operating Officer	43
Joshua A. Boone	Vice President-Finance, Chief Financial Officer and Secretary-Treasurer	38
Courtney A. Blosser	Executive Vice President-Human Resources and Chief Human Resources Officer	51
Todd M. Cleveland was appointed Chief Executive Officer in February 2009. Mr. Cleveland was President of the Company from May 2008 to December 2015, and Chief Operating Officer from May 2008 to March 2013. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn Holdings, Inc. by Patrick in May 2007. Mr. Cleveland has over 27 years of manufactured housing, recreational vehicle, and industrial experience in various leadership capacities.
Andy L. Nemeth was appointed President of the Company in January 2016. Prior to that, Mr. Nemeth was the Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Mr. Nemeth has over 26 years of manufactured housing, recreational vehicle, and industrial experience in various financial and managerial capacities.
Jeffrey M. Rodino was appointed Chief Sales Officer of the Company in September 2016. In addition to this role, Mr. Rodino serves as the Executive Vice President of Sales, a position he has held since December 2011. Prior to that, he was the Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 24 years of experience in serving the recreational vehicle, manufactured housing and industrial markets.
Kip B. Ellis was appointed Executive Vice President of Operations and Chief Operating Officer of the Company in September 2016.  He was elected an officer in September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016.  Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016.  Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products.  Mr. Ellis has over 21 years of experience serving the recreational vehicle, manufactured housing, industrial and automotive markets.
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
Courtney A. Blosser was appointed Executive Vice President of Human Resources and Chief Human Resources Officer of the Company in May 2016. Prior to that, Mr. Blosser was the Vice President of Human Resources from October 2009 to May 2016. Prior to his role at Patrick, Mr. Blosser served as the Corporate Director-Human Resources of Whirlpool Corporation from 2008 to 2009. Mr. Blosser has over 29 years of operations and human resource experience in various industries.
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
The RV, MH, marine and industrial markets in which we operate are subject to cycles of growth and contraction in consumer demand, and volatility in production levels, shipments, sales and operating results, due to external factors such as general economic conditions, consumer confidence, employment rates, financing availability, interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary spending. Periods of economic recession and downturns have adversely affected our business and operating results in the past, and have potential to adversely impact our future results. Consequently, the results for any prior period may not be indicative of results for any future period. In addition, fluctuation in demand could adversely affect our management of inventory, which could lead to an inability to meet customer needs or a charge for obsolete inventory.
Sales in the RV, marine and MH industries historically have been seasonal and are generally at the highest levels when the weather is moderate. However, seasonal industry trends in the past several years have differed from prior years, primarily due to volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased demand from RV dealers. Consequently, future seasonal trends may differ from prior years. In addition, unusually severe weather conditions may impact the timing of industry-wide shipments from one period to another and lead to unanticipated fluctuations in our operating results.
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
Two customers in the RV market accounted for a combined 57% of our consolidated net sales in 2017. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
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
In 2017 and 2016, the Company's net sales to the RV industry were approximately 69% and 72%, respectively, of consolidated net sales. While the Company measures its RV Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence, which has been on an upward trend since 2010. Future declines in RV unit shipment levels or reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2018 and other future periods.
The RV, MH and marine industries are highly competitive and some of our competitors may have greater resources than we do.
We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products or to produce in-house products that we currently produce. We compete not only with other suppliers to the RV, MH and marine producers, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and countertops. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our distribution arrangements may be adversely impacted.
The greater financial resources or the lower level of debt or financial leverage of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Competitors may develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV, MH and marine industries, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.
Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs, manufactured homes, and marine products, resulting in reduced demand for our products.
Restrictions on the availability of consumer financing for RVs, manufactured homes and marine products and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers to purchase such products, which would result in reduced production by our customers, and therefore reduce demand for our products.
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
Our MH Segment, which accounted for 13% of consolidated net sales for 2017, operates in an industry which has experienced a significant decline in production of new homes compared to the last peak production level in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and was exacerbated by economic and political conditions during the financial crisis. Although industry-wide wholesale production of manufactured homes has improved somewhat in recent years, a worsening of conditions in the MH market could have a material adverse impact on our operating results.
Fuel shortages or high prices for fuel could have an adverse impact on our operations.
The products produced by the RV and marine industries typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel, have had a material adverse effect on our business and the RV industry as a whole in the past and could have a material adverse effect on our business in the future.
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
We purchase a significant portion of our raw materials and other supplies from suppliers located in Indonesia, China, Malaysia and Canada. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and U.S. import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic or outbreak or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Any such proposals or measures could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results.

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
Approximately 68% of our total assets as of December 31, 2017 were comprised of goodwill, intangible assets, and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test our goodwill and intangible assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.
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
In certain geographic regions in which we have manufacturing facilities, we are experiencing shortages of qualified employees, which negatively impacted our cost of goods sold in 2017 and 2016. Labor shortages and continued competition for qualified employees may increase, especially during improving economic times, the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers more easily.
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
As part of our business and strategic plan, we look for strategic acquisitions to provide shareholder value. Any acquisition will require the effective integration of an existing business and certain of its administrative, financial, sales and marketing, manufacturing, and other functions to maximize synergies. Acquired businesses involve a number of risks that may affect our financial performance, including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, and possible corporate culture conflicts. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, significant unexpected liabilities could arise from these acquisitions.
Our level of indebtedness could limit our operational flexibility and harm our financial condition and results of operations.
As of December 31, 2017, we had $354.4 million of total long-term debt, exclusive of deferred financing costs, outstanding under our then $450.0 million revolving credit facility (the “2015 Credit Facility”) that was established pursuant to our current credit agreement, as amended (the “2015 Credit Agreement”).
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
The conditional conversion feature of the Convertible Senior Notes due 2023 (the “Convertible Notes”) that we entered into in January 2018, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability. See Note 20 to the Consolidated Financial Statements for additional details.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board (the "FASB"), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense than in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

The convertible note hedge and warrant transactions may affect the value of the Convertible Notes and our common stock.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers and/or their respective affiliates (the “option counterparties”). We also have entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect a holder's ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of Convertible Notes, it could affect the number of shares and value of the consideration that a holder will receive upon conversion of the Convertible Notes.

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
Our technologies, systems, networks, and those of our business partners have in the past and may in the future become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of our business operations. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Any cyber-attack on our business could materially harm our business and operating results. The Company currently carries insurance to cover any exposure to this type of incident. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we or our suppliers experience additional significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to costly government enforcement actions and private litigation and our business and operating results could suffer.

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
At December 31, 2017, the Company leased approximately 4.5 million square feet of manufacturing, distribution and corporate facilities and owned approximately 2.1 million square feet as listed below.

		Area Sq. Ft.
Location	Use (1)	Leased	Owned
Manufacturing/Distribution:
Addison, AL	Manufacturing	10,000	—

Americus, GA	Manufacturing	—	52,000
Baldwyn, MS	Manufacturing	110,000	—
Belmont, MS	Manufacturing	67,000	—
Bensenville, IL	Manufacturing	55,000	—
Boise, ID	Manufacturing	118,000	—
Bremen, IN	Manufacturing	107,000	240,000
Brighton, TN	Manufacturing	43,000	—
Bristol, IN	Manufacturing	141,000	—
Cape Coral, FL	Manufacturing	40,000	—
Carmel, IN	Distribution	10,000	—
Decatur, AL	Manufacturing & Distribution	—	94,000
Denver, CO	Distribution	10,000	—
Dowagiac, MI	Manufacturing	15,000	—
Edwardsburg, MI	Manufacturing	350,000	—
Elkhart, IN	Distribution	405,000	354,000
Elkhart, IN	Manufacturing	782,000	478,000
Fontana, CA	Manufacturing	66,000	—
Fontana, CA	Manufacturing & Distribution	73,000	—
Golden, MS	Manufacturing	90,000	—
Goshen, IN	Distribution	53,000	—
Goshen, IN	Manufacturing	111,000	—
Henderson, NC	Manufacturing	—	83,000
Kentwood, MI	Distribution	3,000	—
Las Vegas, NV	Manufacturing	9,000	—
Lebanon, MO	Manufacturing	160,000	—
Ligonier, IN	Manufacturing	53,000	—
Lodi, CA	Manufacturing	21,000	—
Manheim, PA	Distribution	13,000	—
Middlebury, IN	Manufacturing	—	205,000
Mishawaka, IN	Manufacturing	200,000	—
Mount Joy, PA	Manufacturing	—	89,000
Munford, TN	Manufacturing	63,000	—
Nappanee, IN	Manufacturing	44,000	—
Nashville, GA	Manufacturing	73,000	—
New Paris, IN	Manufacturing	196,000	—
Ontario, CA	Manufacturing	125,000	—
Phoenix, AZ	Distribution	6,000	—
Santa Ana, CA	Manufacturing	8,000	—
Sarasota, FL	Manufacturing	264,000	—
Shanghai, China	Manufacturing	6,000	—
Stockton, CA	Manufacturing	68,000	—
Syracuse, IN	Manufacturing	76,000	143,000
Tolleson, AZ	Manufacturing	23,000	—
Troy, MI	Distribution	9,000	—
Tualatin, OR	Distribution	30,000	—
Tualatin, OR	Manufacturing	55,000	—
Valdosta, GA	Distribution	—	31,000
Vonore, TN	Manufacturing	10,000	—
Waco, TX	Distribution	42,000	—
Waco, TX	Manufacturing & Distribution	—	133,000
Wakarusa, IN	Manufacturing	55,000	—
Warsaw, IN	Manufacturing	115,000	—
West Valley City, UT	Distribution	6,000	—

White Bluff, TN	Manufacturing	27,000	—
Wyoming, MI	Distribution	10,000	—

Corporate/Other:
Elkhart, IN	Corporate/Administrative Offices	16,000	35,000
Elkhart, IN	Design Center & Showroom	58,000	—
New London, NC (2)		—	163,000
Total square footage		4,500,000	2,100,000

(1) Certain facilities may contain multiple manufacturing or distribution centers.
(2) Represents an owned building, formerly used for manufacturing and distribution that is currently leased to a third party on a month-to-month basis.

Pursuant to the terms of the Company’s 2015 Credit Agreement, all of its owned facilities are subject to a mortgage and security interest. In addition, there is one contract leased warehouse located in Minnesota that houses certain distribution inventory. Remuneration to the third party owner of this facility consists of a percentage of Patrick's sales from this facility in exchange for storage space and delivery services.
The Company's leased properties have expiration dates ranging from 2018 to 2023. Patrick believes the facilities occupied as of December 31, 2017 are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and, may not renew leases on property with near-term lease expirations. Use of its manufacturing facilities may vary with seasonal, economic, and other business conditions.

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
Market Information
The Company's common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK. The per share prices shown below for the periods prior to December 8, 2017 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.
The high and low trade prices per share of Patrick's common stock as reported on NASDAQ for each quarterly period during 2017 and 2016 were as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017	$57.40 - $45.27	$53.00 - $40.07	$57.11 - $45.30	$70.40 - $52.24
2016	$30.93 - $19.52	$38.87 - $28.91	$46.35 - $36.67	$52.77 - $33.87
The quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.
Holders of Common Stock
As of February 16, 2018, there were 260 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
The Company did not pay cash dividends in 2017. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2015 Credit Agreement, and such other factors as the Board of Directors deems relevant.
Purchases of Equity Securities by the Issuer

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Sept. 25 - Oct. 22, 2017	817	$55.95	—	$47,651,077
Oct. 23 - Nov. 26, 2017	—	—	—	47,651,077
Nov. 27 - Dec. 31, 2017	25,691	67.47	—	47,651,077
Total	26,508		—

(1)
Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees. The number of shares purchased and the average price paid per share have been retroactively adjusted to reflect the stock split as described above under "Market Information."

(2)
In January 2016, the Company's Board of Directors approved a new stock repurchase program that authorized the repurchase of up to $50 million of the Company's common stock over a 24-month period (the "2016 Repurchase Plan"). As of December 31, 2017, approximately $47.7 million remained to be utilized under this stock repurchase program.

In January 2018, the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company's common stock over a 24-month period (the “2018 Repurchase Plan”) to replace the 2016 Repurchase Plan that expired in January 2018. In the first quarter of 2018 through February 22, 2018, the Company repurchased 26,001 shares under the 2018 Repurchase Plan at an average price of $61.48 per share for a total cost of approximately $1.6 million.
Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Spartan Motors, Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2012 and its relative performance is tracked through December 31, 2017. The share prices used to calculate the total return shown below for Patrick Industries, Inc. for the years ended December 31, 2012 through December 31, 2016 have been retroactively adjusted to reflect the December 2017 three-for-two stock split of the Company's common stock.

($)	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Patrick Industries, Inc.	100.00	185.93	282.65	419.34	735.54	1,004.26
Peer Group	100.00	150.04	147.86	146.59	231.76	330.09
Russell 2000	100.00	137.00	141.84	133.74	159.78	180.79

*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31
	2017	2016	2015	2014	2013
	(thousands except per share amounts)
Operating Data:
Net sales	$1,635,653	$1,221,887	$920,333	$735,717	$594,931
Gross profit	278,915	202,469	152,279	118,503	91,023
Operating income	121,900	90,837	69,918	51,471	40,945
Net income	85,718	55,577	42,219	30,674	24,040
Basic net income per common share (1)	$3.54	$2.47	$1.84	$1.28	$0.99
Diluted net income per common share (1)	$3.48	$2.43	$1.81	$1.27	$0.99

Financial Data:
Total assets (2)	$866,644	$534,950	$381,584	$255,561	$174,187
Total short-term and long-term debt (3)	354,357	273,153	204,484	101,054	55,000
Shareholders' equity	370,685	185,448	128,597	102,768	82,310
Cash flows from operating activities (4)	99,901	97,147	66,856	46,318	22,431

(1)
Basic and diluted net income per common share for the years ended December 31, 2016, 2015, 2014 and 2013 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.

(2)
Total assets as of December 31, 2017, 2016 and 2015 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan (as defined herein) outstanding under the Company's 2015 Credit Facility that were reclassified and presented net of long-term debt outstanding. See "Deferred Financing Costs" in Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional details. In addition, total assets as of December 31, 2016 and 2015 were reduced by the reclassification of long-term deferred tax liabilities to long-term deferred tax assets to conform to the current year presentation. Total assets as presented in the table above as of December 31, 2014 and 2013 are shown as originally reported.

(3)
Total short-term and long-term debt for each of the periods presented in the table above do not reflect the reclassification of assets related to deferred financing costs to long-term debt outstanding as described in footnote (1) above.

(4)
Cash flows from operating activities for the years ended December 31, 2015 and 2014 reflect the reclassification of payments related to vesting of share-based awards, net of shares tendered for tax, to cash flows from financing activities to conform to the 2017 and 2016 presentation. Cash flows from operating activities as presented in the table above for the year ended December 31, 2013 is shown as originally reported. See "Stock Compensation" in Note 3 to the Consolidated Financial Statements for further details.

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
Summary of 2017 Financial Results
2017 Initiatives and Challenges
Fiscal Year 2018 Outlook

CONSOLIDATED OPERATING RESULTS
Year Ended December 31, 2017 Compared to 2016
Year Ended December 31, 2016 Compared to 2015

BUSINESS SEGMENTS
Year Ended December 31, 2017 Compared to 2016
Year Ended December 31, 2016 Compared to 2015

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources
Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

EXECUTIVE SUMMARY
Company Overview and Business Segments
Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”), manufactured housing (“MH”), and marine industries, and certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, and other industrial markets and operates coast-to-coast through locations in 20 states and one operation in China. Patrick's major manufactured products include decorative vinyl and paper laminated panels, solid surface, granite and quartz countertops, fabricated aluminum products, wrapped vinyl, paper and hardwood profile mouldings, slide-out trim and fascia, cabinet doors and components, hardwood furniture, fiberglass bath fixtures and tile systems, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and component products, wiring and wire harnesses, electrical systems components including instrument and dash panels, softwoods lumber, interior passage doors, RV painting, slotwall panels and components, aluminum fuel tanks, and CNC molds and composite parts and other products.

The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, cement siding, raw and processed lumber, fiber reinforced polyester (“FRP”) products, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services.
. The Company has two reportable business segments: Manufacturing and Distribution, which contributed approximately 82% and 18%, respectively, to 2017 consolidated net sales.
Overview of Markets and Related Industry Performance
Fiscal 2017 reflected a continuation of steady growth in the RV market with wholesale demand of both towable and motorized units, in addition to strong retail demand in the marine market. The MH market also experienced strong year-over-year wholesale industry growth of 14%. The Company estimates that approximately 54% of its industrial revenue base was tied to residential housing where residential housing starts were up 2% over 2016. Overall, the Company has continued to capture market share through its strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in its 2017 sales levels increasing beyond the general industry results.
RV Industry
The RV industry, which is the Company's primary market and comprised 69% of the Company’s 2017 sales, continued to strengthen as evidenced by higher original equipment manufacturer ("OEM") production levels and wholesale unit shipments versus the prior year. According to the Recreation Vehicle Industry Association (“RVIA”), as noted in its December 2017 Market Report, wholesale shipment levels reached 504,599 units in 2017, representing an increase of approximately 17% versus 2016 and marking the eighth consecutive annual increase in RV wholesale unit shipments.
In the towables sector, wholesale shipments of travel trailers, which represent approximately 76% of the towable market, increased 19% over 2016, as noted in the RVIA's December 2017 Market Report. In addition, shipment levels of the larger, more expensive units, particularly in the fifth wheel sector, which represents approximately 21% of the towable market, grew 17% versus 2016. In the motorized market, Class A wholesale shipments, representing 37% of all motorized units shipped and the most expensive of the class on average, grew 3% year-over-year. Class B and Class C units, which represent smaller, less expensive motorized units and approximately 63% of all motorized units shipped, increased 22% versus 2016. Demand for more affordable towables and motorhomes continues to grow significantly, reflecting in part industry demographic trends, with younger buyers entering the market.
Retail trends were generally strong in 2017 as combined domestic and Canadian retail unit sales for 2017 were up 12% year-over-year. Domestic RV retail unit sales, which represented 89% of overall retail sales for 2017, were up 11% versus 2016, while Canadian retail sales rose approximately 14% for the same period, as noted per Statistical Surveys, Inc. ("SSI") for 2017. As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate that RV dealer inventory levels are in line with retail demand.
With wholesale unit shipments to the RV industry in 2017 surpassing all prior production peaks, the Company continues to believe the future looks promising for the RV industry based on a number of factors including:

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
The Company believes continued growth in 2018 in industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political and governmental environment, and equity securities market trends. On a macroeconomic level, as consumer confidence has generally trended higher over the last eight years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.
Marine Industry
As the marine industry embodies the similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry, the Company increased its focus and expanded its presence in this market through recent acquisitions and organic growth. The Company's combination of design, engineering, manufacturing and fabrication capabilities, along with its increasing geographic footprint and comprehensive product offerings to its customers in the marine market, provides continuing opportunities for fully integrated solutions and additional content to the marine OEMs.

Sales to this industry represented approximately 7% of the Company's consolidated net sales in 2017. The Company’s sales to the marine industry primarily focus on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum, pontoon and ski & wake. According to the National Marine Manufacturers Association (per its latest available 2016 U.S. Recreational Boating Statistical Abstract), it is estimated that there were approximately 11.9 million registered boats in the U.S. in 2016, and annual retail sales of new boats, engines and marine accessories in the U.S. totaled $17.9 billion in 2016, up 8.1% from 2015. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters.

Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. Based on current available data per SSI, within the powerboat sector, fiberglass units accounted for approximately 39% of retail units, aluminum was 32%, pontoon was 25% and ski & wake was 4% for 2016. In addition, marine powerboat retail unit sales increased an estimated 4% in 2017 compared to 2016.

MH Industry
Sales growth in the MH industry, which represented approximately 13% of the Company’s 2017 sales, experienced strong year-over-year unit growth of approximately 14% according to the Manufactured Housing Institute (the "MHI"). There continue to be pockets of strength, particularly in the southeast region of the country, which represents approximately 38% of the MH market and was up approximately 21% over 2016 according to MHI. The southwest region, which comprises another 29% of the market, increased approximately 13% year-over-year.
The Company believes there is pent up demand being created and significant upside potential for this market in the long-term based on current demographic trends including:

•	Multi-family housing capacity;

•	New home pricing; and

•	Improved credit and financing conditions.
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

Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. This market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. Sales to the industrial markets represented 11% of the Company's 2017 sales, and grew 27% over 2016 sales levels reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions and new product development, and the penetration of adjacent markets and new geographic regions. The Company estimates approximately 54% its industrial revenue base was directly tied to the residential housing market in 2017 with the remaining 46% tied mainly to the retail fixture, institutional and commercial furnishings markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months. New housing starts in 2017 increased approximately 2% compared to 2016 (as reported in a U.S. Department of Commerce news release dated January 18, 2018) with single-family housing starts up 9%. In addition, the Company's sales in 2017 benefited from continued market share gains, particularly in the commercial and institutional fixtures markets.
The Company believes that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.
In order to offset some of the impacts of the weakness in the residential housing market in recent years, the Company has focused on diversification efforts, strategic acquisitions, and increased penetration into stronger residential housing regions as well as the commercial and multi-family housing markets with the addition of new sales territories and personnel. Additionally, the Company has targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, office, medical, and institutional furnishings, and countertop markets. As a result, the Company has seen a shift in its product mix, which has had a positive impact on revenue from the industrial markets.
Acquisitions
In 2017, the Company completed seven acquisitions involving 13 companies, that are listed below, all of which provided the opportunity to increase its product offerings, market share and per unit content in the four primary markets it serves.

•
Medallion Plastics, Inc. (“Medallion”) is a designer, engineer and manufacturer of custom thermoformed products and components for the RV market, and complete interior packages, bumper covers, hoods, and trims for the automotive, specialty transportation and other industrial markets.

•
Leisure Product Enterprises, LLC (“LPE”) is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products supplies marine OEMs with fully-assembled boat dash and helm assemblies; Florida Marine Tanks supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers.

•	Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”) is a manufacturer of wire harnesses for the RV, marine and industrial markets.

•	Baymont, Inc. (“Baymont”) is a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the MH and industrial markets.

•	Indiana Transport, Inc. (“Indiana Transport”) is a transportation and logistics service provider primarily to OEMs and dealers in the RV market.

•
LMI, Inc. and Related Companies (collectively, (“LMI”) is a designer, fabricator, and installer of specialty glass, mirror, bath and closet building products to residential housing and commercial high-rise builders, general contractors, retailers, and RV manufacturers in the U.S.

•
Nickell Moulding Company, Inc. (“Nickell”) is a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets.

Summary of 2017 Financial Results
Below is a summary of the Company's 2017 financial results. Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

•
Net sales increased $414 million or 34% in 2017 to $1.6 billion, compared to $1.2 billion in 2016 primarily reflecting: (i) increased RV, marine, MH, and industrial market penetration through acquisitions and market share gains; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.

•
Gross profit increased $76.4 million to $278.9 million, or 17.1% of net sales in 2017, compared with gross profit of $202.5 million or 16.6% of net sales in 2016. Gross profit was positively impacted by higher sales levels relative to overall fixed overhead costs, new higher margin product lines, and the contribution of acquisitions. These positive contributions were partially offset in 2017 by the impact of higher labor costs related to tight labor markets, particularly in the Midwest, and higher material costs that were largely driven by increases in the prices of certain commodities utilized within major product lines.

•	Operating income increased $31.1 million to $121.9 million in 2017, compared to $90.8 million in 2016. Operating income in 2017 was positively impacted by the factors described above.

•
Net income was $85.7 million or $3.48 per diluted share in 2017, compared to $55.6 million or $2.43 per diluted share for 2016. See “Net Income” under the Consolidated Operating Results section below for additional details.

2017 Initiatives and Challenges
In fiscal year 2017, the Company's primary focus was on gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions and expansions, maximizing operating efficiencies, managing and developing the talent pool, and further embedding a ‘Customer 1st’ performance oriented culture.
Specific execution items in 2017 include:

•
Investing approximately $249 million in seven acquisitions involving 13 companies. These acquisitions had estimated full year 2017 revenues in the aggregate of approximately $309 million, of which approximately $109.7 million was included in 2017 operating results from the respective dates of acquisition.

•
Reinvesting $22.5 million through capital expenditures, which included spending related to facility expansions and upgrades, and strategically replacing and upgrading production equipment to improve efficiencies and increase capacity.

•	Increasing RV content per unit to $2,232 in 2017 from $2,039 in 2016, an increase of 9%.

•	Increasing MH content per unit to $2,289 in 2017 from $1,966 in 2016 an increase of 16%.
Fiscal Year 2018 Outlook
The four primary markets Patrick serves experienced steady growth in 2017, which the Company expects to continue into 2018. While the ongoing trend in the RV industry involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units continues to moderately impact the Company's overall dollar RV content per unit growth in the short-term, the Company views this shift as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV wholesale unit shipment levels in 2018 will increase approximately 3% when compared to the full year 2017 supported by strong retail sales and favorable demographic patterns.
In the marine market, as the average age of boats in use continues to increase, we are anticipating retail unit growth in the powerboat sector of this market in the range of 3% to 5% in 2018 with limited downside risk and expect to continue to grow content in this space and support the growing needs of consumers in this active, family-based, outdoor lifestyle market.
We are currently forecasting low double-digit annual growth rates in MH wholesale unit shipments for fiscal 2018 based on demographic trends consistent with the outdoor and leisure lifestyle markets that point toward continued strong demand patterns related to first time homebuyers and those looking to downsize and on improvements in the overall economy and reflecting the improvement in single-family residential housing starts.
In the industrial market sector, we are anticipating mid-to-high single digit growth overall and expect to continue to increase our content and market share beyond the general industry expectations as a result of increasing market penetration, customer relationships, geographic and strategic expansions, and cross selling opportunities. The National Association of Home Builders (“NAHB”) (per their housing and interest rate forecast as of January 18, 2018) is currently forecasting an approximate 4% year-over-year increase in new housing starts in 2018 compared to 2017.
We anticipate that attractive demographics, strong retail trends, particularly in the outdoor leisure and recreational lifestyle markets, namely RV and marine, improving consumer credit, overall equity market strength, low unemployment, job and wage growth, consumer confidence and the expected impact of the recent Tax Cuts and Jobs Act of 2017, will all have a positive impact on the ongoing growth we project for 2018 in the primary markets we serve.

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
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2018 includes expenditures of approximately $22 million to $25 million related primarily to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.
CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.9	83.4	83.5
Gross profit	17.1	16.6	16.5
Warehouse and delivery expenses	2.9	3.0	2.9
Selling, general and administrative expenses	5.6	5.1	5.0
Amortization of intangible assets	1.2	1.1	1.0
Operating income	7.4	7.4	7.6
Interest expense, net	0.5	0.6	0.5
Income taxes	1.7	2.3	2.5
Net income	5.2	4.5	4.6
Year Ended December 31, 2017 Compared to 2016
Net Sales. Net sales in 2017 increased approximately $414 million or 34%, to $1.6 billion from $1.2 billion in 2016. The increase was attributable to a 28% increase in the Company’s revenues from the RV industry, a 29% increase in revenues from the MH industry, and a 27% increase in revenues from the industrial markets. Sales to the marine industry more than tripled compared to 2016. The revenue increase largely reflected the revenue contribution of the 2017 acquisitions and the incremental revenue contributions of the acquisitions completed in 2016. In 2017 and 2016, revenue attributable to acquisitions completed in each of those periods was $109.7 million and $92.3 million, respectively. The sales increase in 2017 is also attributable to: (i) increased penetration including geographic and products expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.
The Company’s RV content per unit for 2017 (excluding revenues from the marine market which were previously included with the RV revenues) increased 9% to $2,232 from $2,039 in 2016. The MH content per unit for 2017 increased 16% to $2,289 from $1,966 in 2016.
Wholesale unit shipments in the RV industry, which represented 69% of the Company’s sales in 2017, increased 17% compared to 2016. Wholesale unit shipments in the MH industry, which represented 13% of the Company’s 2017 sales, increased 14% compared to 2016. The industrial market sector accounted for 11% of the Company’s sales in 2017. Revenues from the marine industry represented 7% of the Company's sales in 2017. For 2017, based on current industry estimates, overall industry retail unit sales of powerboats increased an estimated 4% compared to the prior year period. The Company estimates that approximately 54% of its industrial revenue base is directly tied to the residential housing market, which experienced a 2% increase in new housing starts compared to 2016, as reported in a U.S. Department of Commerce news release dated January 18, 2018.
Cost of Goods Sold. Cost of goods sold increased $337 million or 33%, to $1.4 billion in 2017 from $1.0 billion in 2016. As a percentage of net sales, cost of goods sold decreased during 2017 to 82.9% from 83.4% in 2016.
Cost of goods sold as a percentage of net sales was positively impacted during 2017 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2016 and the addition of new higher margin product lines; (iii) the deployment of strategic capital investments and the implementation of certain workflow changes to automate certain processes, improve efficiencies, and expand capacity; and (iv) the implementation of various labor initiatives. Partially offsetting the impact of these positive factors on cost of goods sold as a percentage of net sales was the impact of higher labor costs related to tight labor markets, particularly in the Midwest, and higher material costs that were largely driven by increases in the prices of certain commodities utilized within major product lines.

Gross Profit. Gross profit increased $76.4 million or 38%, to $278.9 million in 2017 from $202.5 million in 2016. As a percentage of net sales, gross profit increased to 17.1% in 2017 from 16.6% in 2016. The improvement in gross profit dollars and as a percentage of net sales in 2017 compared to 2016 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”, including the positive contribution to gross profit of acquisition-related revenue growth as noted above.
Economic or industry-wide factors affecting the profitability of the Company's RV, MH, marine and industrial businesses include the costs of commodities used to manufacture products and the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $10.8 million or 30%, to $46.9 million in 2017 from $36.1 million in 2016. The expense increase was primarily attributable to increased sales volumes. As a percentage of net sales, warehouse and delivery expenses were 2.9% in 2017 and 3.0% in 2016.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $28.5 million or 46%, to $90.7 million in 2017 from $62.2 million in 2016. As a percentage of net sales, SG&A expenses were 5.6% in 2017 and 5.1% in 2016. The increase in SG&A expenses as a percentage of net sales in 2017 compared to the prior year primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support continued strategic growth plans in 2017 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2016 and 2017 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.
Amortization of Intangible Assets. Amortization of intangible assets increased $6.0 million in 2017 compared to the prior year, primarily reflecting the impact of businesses acquired in 2016 and in 2017. In the aggregate, in conjunction with the 2016 and 2017 acquisitions, the Company recognized $154.6 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.
Operating Income. Operating income increased $31.1 million or 34% to $121.9 million in 2017 from $90.8 million in 2016. Operating income in 2017 and 2016 included $13.1 million and $10.3 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales was 7.4% in both 2017 and 2016. The increase in operating income is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $1.6 million to $8.8 million in 2017 from $7.2 million in 2016 reflecting increased borrowings primarily to fund acquisitions and increased working capital needs in 2017. The use of the net proceeds from the Company's 2.025 million share common stock offering in March 2017 to pay down a portion of the Company's indebtedness partially offset the overall increase in interest expense in 2017.
Income Taxes. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35% to 21% for tax years ending after December 31, 2017.
In connection with the initial analysis of the impact of the TCJA, the Company recorded a non-cash income tax benefit of $7.7 million reflecting the re-measurement of the Company’s net deferred tax liabilities as a result of the reduction in the U.S. federal corporate tax rate. In addition, the Company recorded a non-cash income tax charge of $0.3 million related to other provisions of the TCJA, for a net one-time benefit of $7.4 million for the year ended December 31, 2017. The Company’s effective tax rate was 24.2% for 2017 and 33.6% for 2016. Excluding this net one-time benefit, the Company's effective tax rate was 30.8% for the year ended December 31, 2017.  The Company has not completed the accounting for the income tax effects of certain other elements of the TCJA.
In addition to the benefit related to the TCJA, the effective tax rate was further reduced by a reduction in income tax expense of $6.0 million and $1.3 million for excess tax benefits related to the exercise or vesting of share-based payment awards in 2017 and 2016, respectively, resulting from the Company's adoption in the fourth quarter of 2016 of an accounting standard relating to share-based payment awards as described in the "Stock Compensation" section of Note 3 to the Consolidated Financial Statements.
The Company's combined effective income tax rate from period to period and for the full year 2018 could further fluctuate due to: (i) refinements in federal and state income tax estimates, which are impacted by the availability of tax credits; (ii) permanent differences impacting the effective tax rate; (iii) shifts in apportionment factors among states as a result of recent acquisition activity and other factors; and (iv) the timing of the recognition of excess tax benefits related to the vesting of share-based payments awards as previously discussed.
In 2017 and 2016, the Company realized approximately $15.4 million and $3.2 million, respectively, of additional taxable deductions related to excess benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2016 and 2015. In 2017 and 2016, tax benefits were recorded as a reduction to income tax expense upon realization in relation to the adoption of the share-based payment awards accounting standard.
Net Income. Net income for 2017 was $85.7 million or $3.48 per diluted share compared to $55.6 million or $2.43 per diluted share for 2016. For 2017, net income includes the impact of the previously mentioned one-time net tax benefit of $7.4 million resulting from the recently enacted TCJA. In addition, 2017 net income was increased by $6.0 million as a result of adopting the accounting standard related to employee share-based payment awards. For 2016, adoption of this standard increased net income by $1.3 million.
Net income per share on a basic and diluted basis in 2017 also reflected the impact of the increase in weighted average shares outstanding as a result of the March 2017 common stock offering compared to the prior year period.
Year Ended December 31, 2016 Compared to 2015
Net Sales. Net sales in 2016 increased $302 million or 33%, to $1.2 billion from $920.3 million in 2015. The increase was attributable to a 32% increase in the Company’s revenues from the RV industry, a 26% increase in revenues from the MH industry, and a 44% increase in revenues from the industrial markets. The revenue increase largely reflected the revenue contribution of the 2016 acquisitions and the incremental revenue contributions of the acquisitions completed in 2015. In 2016 and 2015, revenue attributable to acquisitions completed in each of those periods was $92.3 million and $101.1 million, respectively. The sales increase in 2016 was also attributable to: (i) increased RV, MH and industrial market penetration; (ii) an increase in wholesale unit shipments in the RV and MH industries; and (iii) improved residential housing starts in the overall market.
Partially offsetting revenue growth in 2016 was the continued mix shift towards a larger concentration of entry level and lower priced RV units, which the RV industry started to experience in the second quarter of 2015, particularly related to travel trailers in the towable sector of the industry, which negatively impacted content per unit growth. The Company’s RV content per unit for 2016 increased 15% to $2,126 from $1,845 in 2015. The MH content per unit for the full year 2016 increased 8% to $1,966 from $1,825 in 2015. Organic growth in the Company's RV content per unit began to improve in the third quarter of 2016 with the anniversary of the mix shift noted above, as well as strong growth in shipments of fifth wheels which have higher per unit content.
Wholesale unit shipments in the RV industry, which represented approximately 75% of the Company’s sales in 2016, increased approximately 15% compared to 2015. Wholesale unit shipments to the MH industry, which represented 13% of the Company’s 2016 sales, increased approximately 15% compared to 2015. The industrial market sector accounted for approximately 12% of the Company’s sales in 2016. The Company estimated that approximately 50% of its industrial revenue base was directly tied to the residential housing market, which experienced a 6% increase in new housing starts, as reported in a U.S. Department of Commerce news release dated February 16, 2017.
Cost of Goods Sold. Cost of goods sold increased $251.4 million or 33%, to $1.0 billion in 2016 from $768.1 million in 2015. As a percentage of net sales, cost of goods sold decreased slightly during 2016 to 83.4% from 83.5% in 2015.

Cost of goods sold as a percentage of net sales was positively impacted during 2016 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2016 and 2015 and the addition of new higher margin product lines; (iii) workflow changes designed to automate certain processes, improve efficiencies, and expand capacity; and (iv) the realization of operating synergies. Offsetting these positive factors was the impact of strong RV wholesale shipments in excess of expected seasonal demand patterns in the second half of 2016, the operational complexities related to the model year changeovers which generated certain internal capacity constraints and labor inefficiencies due to overtime and employee turnover, particularly in Patrick's Midwest facilities, and to a lesser extent, higher health insurance costs.
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
Income Taxes. The Company recorded income taxes at a full year blended rate of 33.6% for 2016 and 35.6% for 2015. The reduction in the effective tax rate was primarily attributable to the reclassification of $1.3 million of excess tax benefits related to the exercise or vesting of share-based payment awards in the first nine months of 2016, that were previously recorded in additional paid-in capital upon realization, as a reduction to income tax expense. The reclassification resulted from the Company's adoption of a new accounting standard relating to share-based payment awards as described in the "Stock Compensation" section of Note 3 to the Consolidated Financial Statements.
In 2016 and 2015, the Company realized approximately $3.2 million and $2.9 million, respectively, of additional taxable deductions related to excess benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2015 and 2014. In 2016, these tax benefits were recorded as a reduction to income tax expense upon realization in relation to the adoption of the share-based payment awards accounting standard. In 2015, such tax benefits were recorded to additional paid-in capital upon realization as required under the previously issued accounting standard.
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
The Company’s reportable business segments are as follows:

•
Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components.

•
Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products in addition to providing transportation and logistics services.

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

	Years Ended December 31,
(thousands)	2017	2016	2015
Sales
Manufacturing	$1,368,454	$1,020,392	$738,375
Distribution	300,447	227,580	202,487
Gross Profit
Manufacturing	232,671	166,796	122,337
Distribution	48,136	38,317	31,601
Operating Income
Manufacturing	151,635	107,105	78,582
Distribution	18,858	15,001	12,790
Year Ended December 31, 2017 Compared to 2016
Manufacturing
Sales. Sales increased $348.1 million or 34%, to $1.4 billion from $1.0 billion in 2016. This segment accounted for approximately 82% of the Company’s consolidated net sales in 2017. The sales increase largely reflected an increase in revenue from all four of the Company's primary markets.
The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2017 and the incremental revenue contributions of the 2016 acquisitions. In 2017 and 2016, revenue attributable to acquisitions completed in each of those periods was $88.1 million and $74.0 million, respectively. The sales increase in 2017 is also primarily attributable to: (i) increased RV, MH, marine and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in both the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.
Gross Profit. Gross profit increased $65.9 million to $232.7 million in 2017 from $166.8 million in 2016. As a percentage of sales, gross profit increased to 17.0% in 2017 from 16.3% in 2016. The overall increase in gross profit dollars and as a percentage of sales for 2017 reflected: i) the addition of new, higher margin product lines; (ii) the impact of acquisitions completed during 2016 and 2017; and (iii) higher revenue relative to overall fixed overhead costs.
Operating Income. Operating income increased $44.5 million to $151.6 million in 2017 from $107.1 million in 2016. Operating income in 2017 included $11.3 million attributable to the acquisitions completed in 2017. Operating income in 2016 attributable to acquisitions completed in 2016 was $9.5 million. The improvement in operating income primarily reflects the increase in gross profit mentioned above.
Distribution
Sales. Sales increased $72.8 million or 32%, to $300.4 million in 2017 from $227.6 million in 2016. This segment accounted for approximately 18% of the Company’s consolidated net sales for 2017. The sales increase largely reflected an increase in the Company's revenue from the RV, MH and industrial markets. The business acquired in the fourth quarter of 2017 contributed $21.6 million to total sales in the Distribution segment in 2017, while the business acquired in the first quarter of 2016 contributed $18.3 million to total Distribution sales in 2016.
Gross Profit. Gross profit increased $9.8 million to $48.1 million in 2017 from $38.3 million in 2016. As a percentage of sales, gross profit was 16.0% in 2017 compared to 16.8% in 2016. The decrease in gross profit as a percentage of sales for 2017 primarily reflected an increase in the percentage of direct shipment sales from the Company's vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

Operating Income. Operating income in 2017 increased $3.9 million to $18.9 million from $15.0 million in 2016. The business acquired in the fourth quarter of 2017 contributed approximately $1.8 million to operating income in the Distribution segment in 2017, while the business acquired in the first quarter of 2016 contributed approximately $0.8 million to Distribution operating income in 2016. The overall net improvement in operating income in 2017 primarily reflects the items discussed above.
Unallocated Corporate Expenses
Unallocated corporate expenses in 2017 increased $11.3 million to $29.2 million from $17.9 million in 2016. Unallocated corporate expenses in 2017 included the impact of increased stock-based compensation expense in 2017 of approximately $3.9 million, an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2016 and 2017 acquisitions.
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
The business acquired in the first quarter of 2016 contributed approximately $18.3 million to total sales in the Distribution segment in 2016. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment. The sales improvement in 2016 also reflected: (i) the positive impact of increased market penetration; and (ii) a 15% increase in wholesale unit shipments in the MH industry.
Gross Profit. Gross profit increased $6.7 million to $38.3 million in 2016 from $31.6 million in 2015. As a percentage of sales, gross profit was 16.8% in 2016 compared to 15.6% in 2015. The increase in gross profit as a percentage of sales for 2016 was primarily attributable to the strategic exit of certain negative or lower margin product lines within several of the Company's distribution businesses.
Operating Income. Operating income in 2016 increased $2.2 million to $15.0 million from $12.8 million in 2015. The business acquired in the first quarter of 2016 contributed approximately $0.8 million to total operating income in the Distribution segment in 2016. The acquisitions completed in 2015 were all related to the Manufacturing segment, and therefore there was no impact to operating income from these acquisitions in the Distribution segment. The improvement in operating income primarily reflected the increase in gross profit mentioned above.
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
Net cash provided by operating activities was $99.9 million in 2017 compared to $97.1 million in 2016. Net income was $85.7 million in 2017 compared to $55.6 million in the prior year. For 2017, net income included the impact of the previously mentioned one-time tax benefit of $7.4 million resulting from the TCJA. In addition, 2017 net income was increased by $6.0 million as a net result of adopting the accounting standard related to employee share-based payment awards. For 2016, adoption of this standard increased net income by $1.3 million.
Net of acquisitions, trade receivables increased $12.3 million in 2017 reflecting increased sales levels trends, including the post-acquisition sales increases of the acquisitions completed in 2017, 2016 and 2015, as well as the timing of certain customer payments. Trade receivables, net of acquisitions decreased $11.3 million in 2016, reflecting the impact of plant shutdowns by certain of its larger customers in the latter part of December 2016 for the holiday season that was partially offset by increased sales levels, including the post-acquisition sales increases of the acquisitions completed in each of the three periods presented.
Inventories, net of acquisitions, increased $35.3 million in 2017 and $12.5 million in 2016, primarily reflecting the sales volumes and inventory levels associated with acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $30.3 million net increase in accounts payable, accrued liabilities and other in 2017 and the $12.8 million net increase in 2016, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.
The Company paid income taxes of $38.6 million, $29.2 million, and $24.1 million in 2017, 2016, and 2015, respectively. In 2017 and 2016, the Company made quarterly estimated tax payments consistent with its expected annual 2017 and 2016 federal and state income tax liability.
In 2017 and 2016, the Company realized approximately $15.4 million and $3.2 million, respectively, of additional taxable deductions related to excess benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2016 and 2015. In 2017 and 2016, tax benefits were recorded as a reduction to income tax expense upon realization in relation to the adoption of the share-based payment awards accounting standard.
Net cash provided by operating activities was $66.9 million in 2015. Net income was $42.2 million in 2015. Net of acquisitions, trade receivables decreased $9.0 million in 2015, reflecting the impact of plant shutdowns by certain of the Company's larger customers in mid-to-late December 2015 for the holiday season that was partially offset by increased sales levels and seasonal trends, including the post-acquisition sales increases of the acquisitions completed in 2015, 2014 and 2013. Inventories, net of acquisitions, decreased $3.0 million in 2015 primarily reflecting the Company's continued focus in improving inventory turns and the management of direct shipment business in the Distribution segment. Partially offsetting the inventories decrease in 2015 were higher sales volumes and related higher inventory levels associated with acquisitions completed in 2015, 2014 and 2013. The $8.7 million decrease in accounts payable, accrued liabilities and other in 2015 primarily reflected the timing of payments related to the Company’s cash management, purchase discount initiatives to maximize discounts available on inventory procurement, and the impact of acquisitions.
Investing Activities
Investing activities used cash of $273.1 million in 2017 primarily to fund acquisitions for $251.9 million in the aggregate, and for capital expenditures of $22.5 million. In February 2018 (the first fiscal quarter of 2018), the Company used cash of approximately $36.5 million for the acquisitions of Metal Moulding Corporation and Aluminum Metals Company, LLC. See Note 4 to the Consolidated Financial Statements for additional details.
Investing activities used cash of $154.0 million in 2016 primarily to fund acquisitions for $138.9 million in the aggregate, and for capital expenditures of $15.4 million.
Investing activities used cash of $147.4 million in 2015 primarily to fund acquisitions for $140.2 million in the aggregate, and for capital expenditures of $8.0 million.
The Company's current operating model forecasts capital expenditures for fiscal 2018 of approximately $22.0 million to $25.0 million related to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements.
Financing Activities
Net cash flows provided by financing activities were $169.6 million in 2017. Net borrowings on the 2015 Revolver (as defined herein) were $97.0 million in the aggregate in 2017. These borrowings were primarily used in 2017 to fund acquisitions and capital expenditures totaling $274.3 million in the aggregate. In addition, the Company paid down $15.8 million in principal on the Term Loan (as defined herein) in accordance with its scheduled debt service requirements.
In March 2017, the Company completed a public offering of 2,025,000 shares of its common stock. The net proceeds from the offering of $93.3 million were used to pay down a portion of the Company's outstanding indebtedness.

In addition, on January 22, 2018, the Company completed the sale of its private offering of $172.5 million aggregate principal amount of its convertible senior notes due 2023 (“Convertible Notes”). Net proceeds from the issuance of the Convertible Notes were approximately $154 million after deducting purchase discounts and commissions, estimated offering expenses, and the net cost of the Convertible Note hedge and warrant transactions associated with the offering. The Company utilized net proceeds to reduce borrowings under its 2015 Credit Facility in the first quarter of 2018. See Note 20 to the Consolidated Financial Statements for additional details.

In the first quarter of 2018 through February 22, 2018, the Company repurchased 26,001 shares of its common stock under the stock repurchase plan authorized by the Board of Directors in January 2018 at an average price of $61.48 per share for a total cost of approximately $1.6 million. See Note 12 to the Consolidated Financial Statements for additional details.
Net cash flows provided by financing activities were $63.2 million in 2016. Incremental borrowings related to the Term Loan and net borrowings on the 2015 Revolver were $81.9 million in the aggregate in 2016. These borrowings were primarily used in 2016 to fund acquisitions, stock repurchases, and capital expenditures, totaling $159.5 million in the aggregate. In addition, the Company paid down $13.2 million in principal on the Term Loan in accordance with its scheduled debt service requirements.
In 2016, the Company repurchased 181,107 shares of its common stock for a total cost of $5.2 million. See Note 12 to the Consolidated Financial Statements for additional details. In addition, cash flows from financing activities included $1.9 million of proceeds received from the exercise of stock options in 2016.
Net cash flows provided by financing activities were $80.5 million in 2015. In 2015, total borrowings related to the Term Loan and net borrowings on the 2015 Revolver were $111.5 million in the aggregate. These borrowing were primarily used to fund the 2015 acquisitions, capital expenditures and stock repurchases totaling $170.8 million in the aggregate. In addition, the Company paid down $8.0 million in principal on the Term Loan in 2015 and received $1.9 million in proceeds from the exercise of stock options.
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

On March 17, 2017, the Company entered into a third amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $450.0 million from $360.0 million by expanding the 2015 Revolver to $367.3 million. The Term Loan commitment is $82.7 million. In addition, the maturity date for the 2015 Credit Facility was extended to March 17, 2022 from April 28, 2020, and U.S. Bank, National Association, was added as an additional participant.

On January 16, 2018, the Company entered into a fourth amendment to the 2015 Credit Agreement to permit (i) the issuance of the Convertible Notes, (ii) the Convertible Note hedge and warrant transactions associated with the offering, and (iii) performance of the Company's obligations under the Convertible Notes and the Convertible Note hedge and warrant transactions. See Note 20 to the Consolidated Financial Statements for additional details.

On January 29, 2018, the Company entered into a fifth amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $500.0 million from $450.0 million by expanding the 2015 Revolver to $417.3 million.

At December 31, 2017, the Company had $67.0 million outstanding under the Term Loan and $287.4 million under the 2015 Revolver.
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
In 2017 and 2016, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended December 31, 2017 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.78
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.39
Additional information regarding: (i) certain definitions, terms and reporting requirements included in the 2015 Credit Agreement; (ii) the interest rates for borrowings at December 31, 2017 and 2016; and (iii) the composition of the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 8 to the Consolidated Financial Statements
Summary of Liquidity and Capital Resources
The Company's primary sources of liquidity are cash flow from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under its 2015 Credit Facility. Its principal uses of cash are to support working capital demands, meet debt service requirements and support its capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.
Borrowings under the 2015 Revolver and the Term Loan under the 2015 Credit Facility, which are subject to variable rates of interest, were subject to a maximum total borrowing limit of $360.0 million (effective January 1, 2017 to March 16, 2017), of $450.0 million (effective March 17, 2017 to January 28, 2018), and of $500.0 million (effective January 29, 2018). The unused availability under the 2015 Credit Facility as of December 31, 2017 was $81.2 million.
The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2015 Credit Facility will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the 2015 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the 2015 Credit Agreement. Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV and MH industries, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.

Contractual Obligations
The following table summarizes the Company's contractual cash obligations at December 31, 2017, and the future periods during which the Company expects to settle these obligations. We have provided additional details about some of these obligations in the Notes to the Consolidated Financial Statements.

	Payments due by period
(thousands)	2018	2019-2020	2021-2022	Thereafter	Total
2015 Revolver (1)	$—	$—	$287,397	$—	$287,397
Term Loan	15,766	31,532	19,662	—	66,960
Interest payments on debt (2)	10,748	20,019	11,136	—	41,903
Deferred compensation payments	353	453	273	1,828	2,907
Purchase obligations (3)	2,254	—	—	—	2,254
Facility leases	14,400	20,684	6,375	172	41,586
Equipment leases	4,540	6,327	2,763	1,631	15,261
Capital leases (4)	9	7	—	—	16
Total contractual cash obligations (5)	$48,070	$79,022	$327,606	$3,586	$458,284

(1)	The estimated long-term debt payment of $287.4 million in 2022 is based on the terms of the 2015 Credit Facility that is scheduled to mature on March 17, 2022.

(2)
Scheduled interest payments on debt obligations are calculated based on interest rates in effect at December 31, 2017 as follows: (a) revolving line of credit: (i) LIBOR-based portion (3.0323% weighted average) and (ii) Base Rate-based portion (5.00%); and (b) Term Loan (3.125%). The projected interest payments exclude non-cash interest that would normally be included in interest expense on the Company’s consolidated statements of income.

(3)	The purchase obligations are primarily comprised of purchase orders issued in the normal course of business.

(4)	Capital lease obligations include both principal and interest payments.

(5)
On January 22, 2018, the Company issued, in a private placement to qualified institutional buyers, $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually on February 1 and August 1 of each year at an annual rate of 1.00%. The Convertible Notes will mature on February 1, 2023 unless earlier repurchased or converted in accordance with their terms. See Note 20 to the Consolidated Financial Statements for additional details.

We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed		Outstanding at 12/31/17		Date of Expiration
Letters of Credit	$10,000	(1)	$145		December 31, 2018
			$100		December 31, 2018
			$1,200	(2)	January 2, 2019

(1)	The $10.0 million commitment for the Letters of Credit is a sub-limit contained within the 2015 Revolver as of December 31, 2017.

(2)	The outstanding principal on this standby letter of credit was increased by the Company's insurance providers on January 19, 2018 by $0.8 million to $2.0 million.

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
Trade Receivables. Patrick is engaged in the manufacturing and distribution of building products and material for use primarily by the RV, MH and marine industries and other industrial markets. Trade receivables consist primarily of amounts due to the Company from normal business activities. Credit risk related to trade receivables is controlled through credit approvals, credit limits and monitoring procedures, and the performance of ongoing credit evaluations of customers. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on factors such as current overall and industry-specific economic conditions, historical and anticipated customer performance, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the accounts receivable portfolio. Additional changes to the allowance could be necessary in the future if a customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience. Any difference could result in an increase or decrease in the allowance for doubtful accounts.
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
Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets, other than goodwill and indefinite-lived intangible assets, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the RV or MH industries, and/or a loss of a major customer or several customers. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2017, 2016 and 2015, and therefore the Company has not recognized any impairment charges for those years.
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
Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators include a sustained significant decline in Patrick's share price and market capitalization, a decline in expected future cash flows, or a significant adverse change in the business climate. A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth. No material events occurred during 2017, 2016 or 2015 that indicated the existence of impairment with respect to reported goodwill, trademarks, or other intangible assets.
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
Based on the results of the Company's analyses, the estimated fair value was determined to substantially exceed the carrying value for each of the reporting units within the Manufacturing segment and within the Distribution segment for each of the years ended December 31, 2017, 2016 and 2015.
If applicable, a qualitative assessment includes: (i) an evaluation of macroeconomic conditions; (ii) RV, MH and marine industry and market considerations including wholesale unit shipment levels; (iii) cost factors including price fluctuations on major commodities both purchased for use in various manufactured products and for distribution to customers; (iv) overall financial performance of the Company including the ability to re-finance Patrick's credit facility under more favorable terms; (v) completion of acquisitions; (vi) an increase in product line offerings and an expansion of the Company's customer base; (vii) changes in the Company's stock price valuation; and (viii) and other relevant specific events.
In addition, there are no long-lived assets or asset groups, including tangible assets, for which it was determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact Patrick's operating results or total shareholders’ equity.
There were no material changes made to the Company's methods of evaluating goodwill and intangible asset impairments for the years ended December 31, 2017, 2016 and 2015. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.
Income Taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could materially impact the Company's financial position or results of operations.
Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against deferred tax assets, if any. Valuation allowances must be considered due to the uncertainty of realizing deferred tax assets. Companies must assess whether valuation allowances should be established against their deferred tax assets on a tax jurisdictional basis based on the consideration of all available evidence, using a more likely than not standard. The Company has evaluated the realizability of its deferred tax assets on the Consolidated Statements of Financial Position which includes the assessment of the cumulative income over recent prior periods.
Revenue Recognition. Revenues from the sale of the Company's products are recognized at the time of passage of title and risk of loss to the customer, which is generally upon delivery. The Company's selling price is fixed and determined at the time of shipment and collectability is reasonably assured and not contingent upon the customer's use or resale of the products. Intercompany sales are eliminated upon consolidation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
At December 31, 2017, our total debt obligations under our 2015 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $3.5 million, assuming average borrowings, including the Term Loan, subject to variable rates of $354.4 million, which was the amount of such borrowings outstanding at December 31, 2017 subject to variable rates.
Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in 2017. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2017, which are described in Note 4 to the Consolidated Financial Statements. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.
The Company’s independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of December 31, 2017, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018 and is incorporated herein by reference.
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
Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

4.1
Indenture (including Form of Note) with respect to the Company's 1.00% Convertible Senior Notes due 2023, dated as of January 22, 2018, between Patrick Industries, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K filed on January 24, 2018 and incorporated herein by reference).

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

10.10
Security Agreement, dated as of October 24, 2012, between Patrick Industries, Inc., the other Grantor's party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 30, 2012 and incorporated herein by reference).

10.11
Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2015 and incorporated herein by reference).

10.12
First Amendment, dated August 31, 2015, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2015 and incorporated herein by reference).

10.13
Second Amendment, dated July 26, 2016, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016 and incorporated herein by reference).

10.14
Third Amendment, dated March 17, 2017, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2017 and incorporated herein by reference).

10.15
Fourth Amendment, dated January 16, 2018, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.10 to the Company’s Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.16
Fifth Amendment, dated January 29, 2018, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 31, 2018 and incorporated herein by reference).

10.17
Base Convertible Bond Hedge Transaction Confirmation, dated as of January 17, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.2 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.18
Base Convertible Bond Hedge Transaction Confirmation, dated as of January 17, 2018, by and between Patrick Industries, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.19
Base Issuer Warrant Transaction Confirmation, dated as of January 17, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.4 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.20
Base Issuer Warrant Transaction Confirmation, dated as of January 17, 2018, by and between Patrick Industries, Inc. and Wells Fargo Bank, National Association. (filed as Exhibit 10.5 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.21
Additional Convertible Bond Hedge Transaction Confirmation, dated as of January 18, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.6 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.22
Additional Convertible Bond Hedge Transaction Confirmation, dated as of January 18, 2018, by and between Patrick Industries, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.23
Additional Issuer Warrant Transaction Confirmation, dated as of January 18, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.8 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.24
Additional Issuer Warrant Transaction Confirmation, dated as of January 18, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.9 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
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

PATRICK INDUSTRIES, INC.

Date: February 28, 2018	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Cleveland	Chief Executive Officer and Director	February 28, 2018
Todd M. Cleveland	(Principal Executive Officer)

/s/ Andy L. Nemeth	President and Director	February 28, 2018
Andy L. Nemeth

/s/ Joshua A. Boone	Vice President Finance, Chief Financial Officer and	February 28, 2018
Joshua A. Boone	Secretary-Treasurer
(Principal Financial and Accounting Officer)

/s/ Paul E. Hassler	Chairman of the Board	February 28, 2018
Paul E. Hassler

/s/ Joseph M. Cerulli	Director	February 28, 2018
Joseph M. Cerulli

/s/ John A. Forbes	Director	February 28, 2018
John A. Forbes

/s/ Michael A. Kitson	Director	February 28, 2018
Michael A. Kitson

/s/ M. Scott Welch	Director	February 28, 2018
M. Scott Welch

/s/ Walter E. Wells	Director	February 28, 2018
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Patrick Industries, Inc.
Elkhart, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Controls Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of businesses acquired during 2017, which are described in Note 4 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2009.

Oak Brook, Illinois
February 28, 2018

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(thousands)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,767	$6,449
Trade receivables, net	77,784	38,455
Inventories	175,270	120,019
Prepaid expenses and other	18,132	7,846
Total current assets	273,953	172,769

Property, plant and equipment, net	118,486	85,483
Goodwill	208,044	109,893
Intangible assets, net	263,467	164,539
Deferred financing costs, net	2,184	1,728
Other non-current assets	510	538
TOTAL ASSETS	$866,644	$534,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$15,766
Accounts payable	84,109	46,752
Accrued liabilities	36,550	23,575
Total current liabilities	136,425	86,093
Long-term debt, less current maturities, net	338,111	256,811
Deferred tax liabilities, net	13,640	4,988
Other long-term liabilities	7,783	1,610
TOTAL LIABILITIES	495,959	349,502

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 40,000,000 shares; issued 2017 - 25,329,857 shares; issued 2016 - 22,979,990 shares	163,196	63,716
Additional paid-in-capital	8,243	8,243
Accumulated other comprehensive income	66	27
Retained earnings	199,180	113,462
TOTAL SHAREHOLDERS’ EQUITY	370,685	185,448
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$866,644	$534,950
See accompanying Notes to Consolidated Financial Statements.
PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	Years Ended December 31,
	2017	2016	2015
NET SALES	$1,635,653	$1,221,887	$920,333
Cost of goods sold	1,356,738	1,019,418	768,054
GROSS PROFIT	278,915	202,469	152,279

Operating Expenses:
Warehouse and delivery	46,905	36,081	27,106
Selling, general and administrative	90,736	62,183	46,468
Amortization of intangible assets	19,374	13,368	8,787
Total operating expenses	157,015	111,632	82,361
OPERATING INCOME	121,900	90,837	69,918
Interest expense, net	8,790	7,185	4,319
Income before income taxes	113,110	83,652	65,599
Income taxes	27,392	28,075	23,380
NET INCOME	$85,718	$55,577	$42,219

BASIC NET INCOME PER COMMON SHARE (1)	$3.54	$2.47	$1.84
DILUTED NET INCOME PER COMMON SHARE (1)	$3.48	$2.43	$1.81

Weighted average shares outstanding - Basic (1)	24,230	22,520	22,984
Weighted average shares outstanding - Diluted (1)	24,643	22,896	23,254
(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, for the years presented, reflect the impact of the three-for-two common stock split paid on December 8, 2017.
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	Years Ended December 31,
	2017	2016	2015
NET INCOME	$85,718	$55,577	$42,219
Change in accumulated pension obligation, net of tax	39	(5)	1
COMPREHENSIVE INCOME	$85,757	$55,572	$42,220
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2017, 2016 and 2015
(thousands except share data)		Preferred Stock	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance December 31, 2014		$—	$54,769	$7,459	$31	$40,509	$102,768
Net income			—	—	—	42,219	42,219
Change in accumulated pension obligation, net of tax		—	—	—	1	—	1
Stock repurchases under buyback program		—	(2,185)	(298)	—	(20,154)	(22,637)
Realization of excess tax benefit on stock-based compensation		—	—	1,147	—	—	1,147
Issuance of 172,500 shares upon exercise of common stock options		—	1,861	—	—	—	1,861
Shares used to pay taxes on stock grants		—	(1,428)	—	—	—	(1,428)
Stock-based compensation expense		—	4,666	—	—	—	4,666
Balance December 31, 2015		$—	$57,683	$8,308	$32	$62,574	$128,597
Net income		—	—	—	—	55,577	55,577
Change in accumulated pension obligation, net of tax		—	—	—	(5)	—	(5)
Stock repurchases under buyback program		—	(460)	(65)	—	(4,689)	(5,214)
Issuance of 175,650 shares upon exercise of common stock options		—	1,865	—	—	—	1,865
Shares used to pay taxes on stock grants		—	(1,842)	—	—	—	(1,842)
Stock-based compensation expense		—	6,470	—	—	—	6,470
Balance December 31, 2016		$—	$63,716	$8,243	$27	$113,462	$185,448
Net income		—	—	—	—	85,718	85,718
Change in accumulated pension obligation, net of tax		—	—	—	39	—	39
Issuance of 2,025,000 shares in public offering, net of expenses		—	93,306	—	—	—	93,306
Issuance of 79,725 shares upon exercise of common stock options	—	—	926	—	—	—	926
Shares used to pay taxes on stock grants		—	(5,163)	—	—	—	(5,163)
Stock-based compensation expense		—	10,411	—	—	—	10,411
Balance December 31, 2017		$—	$163,196	$8,243	$66	$199,180	$370,685
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,718	$55,577	$42,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,541	24,362	16,775
Stock-based compensation expense	10,411	6,470	4,666
Provision for bad debts	1,192	415	471
Deferred income taxes	(6,477)	(560)	(1,799)
Other non-cash items	422	853	664
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(12,344)	11,324	9,017
Inventories	(35,270)	(12,461)	3,042
Prepaid expenses and other assets	(7,600)	(1,629)	465
Accounts payable, accrued liabilities and other	30,308	12,796	(8,664)
Net cash provided by operating activities	99,901	97,147	66,856
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,497)	(15,406)	(7,958)
Proceeds from sale of property, equipment, facility and other	1,234	279	103
Business acquisitions	(251,851)	(138,915)	(140,176)
Other investing activities	(23)	44	644
Net cash used in investing activities	(273,137)	(153,998)	(147,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	29,002	75,000
Term debt repayments	(15,766)	(13,240)	(8,036)
Borrowings on revolver	673,830	422,253	322,601
Repayments on revolver	(576,860)	(369,346)	(286,135)
Stock repurchases under buyback program	—	(5,214)	(22,637)
Proceeds from public offering of common stock, net of expenses	93,306	—	—
Realization of excess tax benefit on stock-based compensation	—	—	1,147
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(4,821)	(1,666)	(1,226)
Payment of deferred financing costs	(997)	(417)	(1,979)
Proceeds from exercise of stock options	926	1,865	1,861
Other financing activities	(64)	(24)	(101)
Net cash provided by financing activities	169,554	63,213	80,495
Increase (decrease) in cash and cash equivalents	(3,682)	6,362	(36)
Cash and cash equivalents at beginning of year	6,449	87	123
Cash and cash equivalents at end of year	$2,767	$6,449	$87
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), marine, manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada. At December 31, 2017, the Company maintained 82 manufacturing plants and 22 distribution facilities located in 20 states and one operation in China. Patrick operates in two business segments: Manufacturing and Distribution.
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
The number of shares and per share amounts for the years ended December 31, 2016 and 2015 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.
Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current year presentation. See Note 18 for additional details.
In preparation of Patrick’s consolidated financial statements as of December 31, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K that required recognition or disclosure in the consolidated financial statements. See Notes 4, 8, 12, 16 and 20 for events that occurred subsequent to the balance sheet date.
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
The Company records freight billed to customers in net sales. The corresponding costs incurred for shipping and handling related to these customer billed freight costs are recorded in warehouse and delivery expenses and aggregated $2.7 million, $1.4 million and $1.1 million for 2017, 2016 and 2015, respectively.

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
Stock Based Compensation
Compensation expense related to the fair value of stock awards as of the grant date is calculated based on the Company’s closing stock price on the date of grant. In addition, the Company estimates the fair value of all stock option and stock appreciation rights (“SARS”) awards as of the grant date by applying the Black-Scholes option-pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the dividend yield and exercise price. Expected volatilities take into consideration the historical volatility of the Company’s common stock. The expected term of options and SARS represents the period of time that the options and SARS granted are expected to be outstanding based on historical Company trends. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term.
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
The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2017	2016	2015
Balance at January 1	$92	$150	$175
Provisions made during the year	1,192	415	471
Write-offs	(1,112)	(473)	(497)
Recoveries during the year	8	—	1
Balance at December 31	$180	$92	$150

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
Goodwill and Other Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the purchase method and are recorded at their respective fair values. Upon acquisition, goodwill and other intangible assets are assigned to reporting units which are one level below the Company’s business segments. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. The Company performs the required test for goodwill and indefinite-lived intangible assets impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value. Finite-lived intangible assets relate to customer relationships and non-compete agreements. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. Intangible assets acquired in business combinations are initially recorded at their estimated fair values as determined by an income valuation approach using Level III fair value inputs. There was no impairment for goodwill and other intangible assets for the years ended December 31, 2017, 2016 and 2015.
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
The consolidated statements of financial position at December 31, 2017 and 2016 reflect the reclassification of assets related to deferred financing costs associated with the Term Loan (as defined herein) outstanding under the

Company's 2015 Credit Facility (as defined herein) that were reclassified and presented as a reduction in long-term debt outstanding. The classification is the result of the Company's adoption of an accounting standard in the first quarter of 2016 that requires debt issuance costs be presented in the statement of financial position as a reduction in the carrying amount of debt, consistent with the presentation of debt issuance discounts. The deferred financing costs related to the 2015 Revolver (as defined herein) were not reclassified to long-term debt and are reflected as a component of non-current assets on the consolidated statements of financial position for the periods presented because the standard does not apply to line-of-credit arrangements.
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
Revenue Recognition
In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (commonly referred to as ASC 606), which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition of revenue. The FASB subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance that have the same effective date and transition date. In August 2015, the FASB deferred the effective date of this ASU by one year, which becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASC 606 may be adopted either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized as an adjustment to opening retained earnings at the date of initial application (modified retrospective method). The Company will adopt ASC 606 effective January 1, 2018 under the modified retrospective method. Under this method, previously presented years’ financial positions and results would not be adjusted; however, certain disclosures are required to be presented for comparability to prior years’ results. As permitted under the transition rules, the Company will apply ASC 606 to only those contracts that do not meet the definition of a completed contract at January 1, 2018, which represents contracts for which all of the revenues have not been recognized in accordance with the Company’s revenue recognition policy under previous guidance as of the date of initial application of ASC 606.

The Company established an implementation team and engaged external advisers to develop a multi-phase plan to assess the Company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. Based upon the evaluation to date, including the application of ASC 606’s five-step model, and the review of current accounting policies and practices to the recognition of revenue, the Company has concluded that the adoption of the new revenue standard will not have a material impact on its revenues, results of operations or financial position. The Company expects that its performance obligations under ASC 606 will generally be consistent with its deliverables or units of accounting under the Company’s previous revenue recognition policy. In addition, based on the assessment regarding timing of transfer of control, the Company has determined that the timing of revenue recognition under ASC 606 would continue to be at a point-in-time upon transfer of control, which is consistent with its revenue recognition policy under previous guidance and occurs at the time of passage of title and risk of loss to the customer. The Company does not expect that the adoption of ASC 606 will result in any changes to contract acquisition costs due to the adoption of the practical expedient discussed further below or contract fulfillment costs, as the Company does not incur any significant pre-production or other costs that would require capitalization under ASC 606. Based on the evaluation of certain contract options, the Company has determined that such options do not provide a material right and therefore need not be accounted for as separate performance obligations which is consistent with its revenue recognition policy under previous guidance. The Company has reached conclusions on key accounting assessments and has substantially completed the implementation of new processes for the accounting under the new standard which include additional internal controls over financial reporting. The conclusions about the Company’s adoption of ASC 606 represents management’s best estimate at the time of the preparation of this Annual Report on Form 10-K and is subject to the completion of the Company’s implementation of the adoption of ASC 606 which will occur in the first quarter of 2018, including the final evaluation of standalone selling price and the impact of acquisitions completed in the fourth quarter of 2017.

The Company has elected certain practical expedients and will make certain policy elections as permitted under ASC 606 as follows:

•
Adopt the practical expedient related to not adjusting the promised amount of consideration for the effects of a significant financing component if the period between transfer of product and customer payment is less than one year;

•	Make the accounting policy election to exclude sales and similar taxes from the transaction price;

•	Adopt the practical expedient to expense the costs to obtain a contract upon incurrence of the liability if the amortization period is one year or less;

•
Make the accounting policy election to treat shipping and handling costs that occur after control transfers as fulfillment activities instead of assessing such activities as separate performance obligations;

•
Adopt the practical expedient to use a portfolio approach and apply ASC 606 to a portfolio of contracts (or performance obligations) if the impact would not differ materially from applying ASC 606 to individual contracts (or performance obligations); and

•	Make the accounting policy election to not assess promised goods or services as performance obligations if they are immaterial in the context of the contract with the customer.

The Company expects that the adoption of ASC 606 will result in additional disclosures including with respect to the disaggregation of revenue by market, additional information with respect to the Company’s performance obligations and the significant judgments required by the Company to comply with ASC 606. These additional disclosures will be included in the Company’s report on Form 10-Q for the first quarter of 2018. In addition, under the modified retrospective method, the Company will be required to disclose for the first year subsequent to adoption any significant revenue recognition differences under ASC 606 from what would have been recorded by the Company had historical revenue recognition guidance continued to be in effect for 2018. The Company will also be required to disclose the amount of each account impacted as a result of the adoption of ASC 606 and what that amount would have been under previous revenue recognition guidance during 2018.

The Company continues to update and enhance its internal controls over financial reporting and financial statement disclosure controls related to the adoption of ASC 606 and in particular with respect to the added financial statement disclosures that will be required.

Leases

In February 2016, the FASB issued a new accounting standard that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retroactive basis. Early adoption is permitted. The Company established an implementation team to develop a plan to assess changes to processes and systems necessary to adopt the new standard. Adopting this new accounting standard is expected to have a material impact on the reporting of lease assets and lease liabilities on the consolidated statements of financial position related to lease arrangements and is not expected to have a material impact on the consolidated statements of financial position as a whole or on the results of operations or cash flows.

Stock Compensation
In March 2016, the FASB issued a new accounting standard for share-based payments relating to: (i) the income tax consequences related to exercised or vested share-based payment awards; (ii) the classification of awards as assets or liabilities; and (iii) the classification in the consolidated statements of cash flows. In addition, the standard provides an accounting policy election to account for forfeitures as they occur. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2016 and early adoption was permitted.

The Company elected to early adopt the requirements of this accounting standard in the fourth quarter of 2016 and retroactively reflected the impact of the adoption in its financial statements effective January 1, 2016 as required under the standard. Specifically, the excess tax benefits of $1.3 million related to the settlement of share-based compensation that were realized in 2016, and previously recorded in additional paid-in capital, were reclassified as a reduction to income tax expense of $1.3 million on the consolidated statement of income for the year ended December 31, 2016. In addition, as required under the new standard, cash paid by directly withholding shares for tax withholding purposes of $1.2 million was reclassified from operating activities to financing activities in the consolidated statement of cash flows for the year ended December 31, 2015. Furthermore, the Company elected to change its accounting policy to account for forfeitures for share-based awards when they occur.

In addition, in May 2017, the FASB issued a new accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption was permitted. As the Company does not have a history of modifying share-based payment awards, it does not believe the updated requirements will have an impact on its consolidated financial statements.

Cash Flow Statement Classifications
In August 2016, the FASB issued a new accounting standard related to the classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption was permitted. The Company will adopt the new standard as of January 1, 2018 as required and has determined that its implementation will not have a material impact on the Company's consolidated statements of cash flows for the periods presented.

Goodwill Impairment

In January 2017, the FASB issued a new accounting standard that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill with its carrying value. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation will have on its consolidated financial statements.

Definition of a Business

In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business. This standard will assist companies in interpreting the definition of a business which may affect certain areas of accounting including acquisitions, disposals, goodwill and consolidation. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017 and may be applied on a retrospective basis with early adoption permitted. The Company will adopt the new standard as of January 1, 2018 as required and has determined that its implementation will not have a material impact on the Company's consolidated financial statements.

4.	ACQUISITIONS
General
The Company completed a total of 17 acquisitions involving 25 companies in the three years ended December 31, 2017, 2016 and 2015 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.
For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2015, 2016 and 2017 acquisitions with the exception of the 2017 acquisition of Leisure Product Enterprises, LLC, which is expected to be partially deductible for income tax purposes, and the 2016 acquisition of BH Electronics, Inc. Intangible asset values were estimated using income based valuation methodologies. See Note 7 for information regarding the amortization periods assigned to finite-lived intangible assets.
For the years ended December 31, 2017, 2016 and 2015, revenue of approximately $109.7 million, $92.3 million and $101.1 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year.
For the years ended December 31, 2017, 2016 and 2015, operating income of approximately $13.1 million, $10.3 million and $11.8 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year. Acquisition-related costs in the aggregate associated with the businesses acquired in 2017, 2016 and 2015 were immaterial.
2018 Acquisitions
Metal Moulding Corporation (“MMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Madison, Tennessee-based MMC, a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components, for a net purchase price of approximately $20 million.

Aluminum Metals Company, LLC (“AMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based AMC, a manufacturer and distributor of aluminum products including coil, fabricated sheets and extrusions, in addition to roofing products, primarily for the RV, industrial, and marine markets, for a net purchase price of approximately $16.5 million.
In general, the 2018 acquisitions provide the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.
Both the MMC and AMC acquisitions were funded under the Company's 2015 Credit Facility. The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired and expects to provide a summary of each in its Report on Form 10-Q for the first quarter ended April 1, 2018. The results of operations for both acquisitions will be included in the Company's condensed consolidated financial statements from the respective dates of acquisition and in the Manufacturing segment.
2017 Acquisitions
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
The results of operations for Medallion are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2017, with no material changes from previously reported estimated amounts.
Leisure Product Enterprises, LLC (“LPE”)
In April 2017, the Company acquired 100% of the membership interests of LPE for a net purchase price of approximately $73.3 million, subject to a final working capital adjustment. LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products, located in Lebanon, Missouri, supplies marine original equipment manufacturers (“OEMs”) with fully-assembled boat dash and helm assemblies, including electrical wire harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks, located in Henderson, North Carolina, supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts, with facilities located in Sarasota, Florida and Cape Coral, Florida, designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers.
The results of operations for LPE are included in the Company's consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”)
In July 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Wire Design, a manufacturer of wire harnesses for the RV, marine and industrial markets, for a net purchase price of $10.8 million.

The results of operations for Wire Design are included in the Company's consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Baymont, Inc. (“Baymont”)
In September 2017, the Company acquired the business and certain assets of Baymont, a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the MH and industrial markets, for a net initial purchase price of $3.3 million plus contingent consideration based on future performance. The Company has recorded a preliminary fair value estimate of the contingent consideration of $5.1 million, which is included in the line item "Other long-term liabilities" on the consolidated statement of financial position as of December 31, 2017. As required, the liability for this contingent consideration will be measured quarterly at fair value and the Company could record adjustments in future periods. Baymont has operating facilities located in Golden, Mississippi and Belmont, Mississippi.
The results of operations for Baymont are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Indiana Transport, Inc. (“Indiana Transport”)
In November 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Indiana Transport, a transportation and logistics service provider primarily to OEMs and dealers in the RV market, for a net purchase price of $59.3 million.
The results of operations for Indiana Transport are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
LMI, Inc. and Related Companies (collectively, “LMI”)
In November 2017, the Company acquired LMI, a designer, fabricator, and installer of specialty glass, mirror, bath and closet building products to residential housing and commercial high-rise builders, general contractors, retailers, and RV manufacturers in the U.S., for a net purchase price of $79.5 million. LMI is headquartered in Ontario, California and operates six manufacturing and distribution centers in California and Nevada and an additional manufacturing facility in China.
The results of operations for LMI are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Nickell Moulding Company, Inc. (“Nickell”)
In December 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Nickell, a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets, for a net purchase price of $12.3 million.
The results of operations for Nickell are included in the Company's consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
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
Vacuplast, LLC d/b/a L.S. Manufacturing, Inc. (“LS Mfg.”)
In July 2016, the Company acquired the business and certain assets of Elkhart, Indiana-based LS Mfg., a manufacturer of a wide variety of thermoformed plastic parts and components, primarily serving the RV industry, as well as certain industrial markets, for a net purchase price of $11.2 million.
The results of operations for LS Mfg. are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2017, and resulted in changes from previously reported estimated amounts as of December 31, 2016 that include a $0.6 million increase to intangible assets with a corresponding decrease of $0.6 million to goodwill. There was no material impact to the consolidated statement of income related to these changes in 2017.
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
The results of operations for BHE are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the third quarter of 2017, and resulted in changes from previously reported estimated amounts as of December 31, 2016 that include a $1.1 million and $2.3 million increase to property, plant and equipment and to intangible assets, respectively, with a corresponding decrease of $2.1 million to goodwill and a $1.3 million increase to the deferred tax liability. There was no material impact to the consolidated statement of income related to these changes in 2017.
Sigma Wire International, LLC / KRA International, LLC (together “Sigma/KRA”)
In December 2016, the Company acquired the business and certain assets of Sigma, headquartered in Elkhart, Indiana, and KRA, headquartered in Mishawaka, Indiana. Sigma is a manufacturer of a wide range of PVC insulated wire and cable products primarily for the RV and marine markets. KRA, which operates primarily in the RV and industrial markets, is a manufacturer of wire harnesses and associated assemblies for RVs, commercial vehicles, lawn care equipment, marine products, the defense industry, and automotive aftermarket products. The Company acquired Sigma/KRA for a net purchase price of $26.1 million.
The results of operations for Sigma/KRA are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2017, and resulted in changes from previously reported estimated amounts as of December 31, 2016 that include a $1.6 million increase to goodwill with a corresponding decrease of $1.3 million to intangible assets and a $0.2 million increase to accounts payable and accrued liabilities. There was no material impact to the consolidated statement of income related to these changes in 2017.
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
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussion above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2017
Medallion	$2,233	$2,605	$1,713	$118	$3,100	$1,342	$1,200	$—	$9,911
LPE	5,848	5,162	9,225	337	32,360	40,511	6,358	13,791	73,294
Wire Design	615	437	555	21	5,360	4,282	491	—	10,779
Baymont (1)	—	1,205	1,750	—	2,241	3,212	50	—	8,358
Indiana Transport	6,385	—	3,550	1,309	31,390	19,272	2,558	—	59,348
LMI	11,063	9,143	4,000	984	36,110	26,492	8,316	—	79,476
Nickell	1,944	1,159	933	—	6,179	3,243	1,152	—	12,306
Other	—	250	2,508	—	—	828	124	—	3,462
2017 Totals	$28,088	$19,961	$24,234	$2,769	$116,740	$99,182	$20,249	$13,791	$256,934

2016
Parkland	$2,880	$5,280	$2,987	$86	$10,950	$5,175	$2,180	$—	$25,178
Progressive	996	3,074	100	61	6,010	2,980	2,344	—	10,877
Cana	646	1,151	5,840	29	7,065	2,927	1,135	—	16,523
MSM	2,017	1,592	2,521	12	7,855	984	965	—	14,016
LS Mfg.	620	1,382	265	—	6,315	2,772	154	—	11,200
BHE	2,922	3,801	1,794	—	21,140	15,716	1,508	8,865	35,000
Sigma/KRA	2,039	1,820	935	7	13,495	9,533	1,708	—	26,121
2016 Totals	$12,120	$18,100	$14,442	$195	$72,830	$40,087	$9,994	$8,865	$138,915

2015
Better Way	$4,901	$1,829	$3,907	$80	$20,030	$11,087	$1,349	$—	$40,485
SCI	1,407	482	750	5	9,535	8,596	734	—	20,041
North American	8,924	19,189	5,959	139	36,185	17,463	8,209	—	79,650
2015 Totals	$15,232	$21,500	$10,616	$224	$65,750	$37,146	$10,292	$—	$140,176

(1) Total net assets acquired for Baymont include the preliminary estimated liability of $5.1 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the Baymont acquisition of $3.3 million is included in "Cash Flows from Investing Activities - Business Acquisitions" on the consolidated statement of cash flows for the year ended December 31, 2017.
Pro Forma Information (Unaudited)
The following pro forma information assumes the Medallion, LPE, Wire Design, Baymont, Indiana Transport, LMI and Nickell acquisitions (which were acquired in 2017) and the Parkland, Progressive, Cana, MSM, LS Mfg., BHE, and Sigma/KRA acquisitions (which were acquired in 2016) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2017 and 2016 acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with each transaction of $6.7 million and $13.2 million for the years ended December 31, 2017 and 2016, respectively.

(thousands except per share data)	2017	2016
Revenue	$1,854,078	$1,556,781
Net income	98,394	74,239
Basic net income per common share	4.06	3.30
Diluted net income per common share	3.99	3.24
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

5.	INVENTORIES
Inventories as of December 31, 2017 and 2016 consist of the following classes:

(thousands)	2017	2016
Raw materials	$96,846	$70,148
Work in process	10,720	7,659
Finished goods	22,936	13,300
Less: reserve for inventory obsolescence	(3,087)	(2,724)
Total manufactured goods, net	127,415	88,383
Materials purchased for resale (distribution products)	49,392	32,869
Less: reserve for inventory obsolescence	(1,537)	(1,233)
Total materials purchased for resale (distribution products), net	47,855	31,636
Total inventories	$175,270	$120,019
The following table summarizes the reserve for inventory obsolescence:

(thousands)	2017	2016	2015
Balance at January 1	$3,957	$3,508	$1,816
Charged to operations	4,325	2,542	3,402
Deductions from reserves	(3,658)	(2,093)	(1,710)
Balance at December 31	$4,624	$3,957	$3,508

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following classes at December 31, 2017 and 2016:

(thousands)	2017	2016
Land and improvements	$6,624	$3,260
Building and improvements	45,416	41,064
Machinery and equipment	139,443	107,159
Transportation equipment	3,602	2,820
Leasehold improvements	8,354	6,862
Property, plant and equipment, at cost	203,439	161,165
Less: accumulated depreciation and amortization	(84,953)	(75,682)
Property, plant and equipment, net	$118,486	$85,483
For the years ended December 31, 2017 and 2016, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property, plant and equipment, and therefore the Company did not recognize any impairment charges.

7.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$62,285	$6,321	$68,606
Acquisitions	38,138	2,980	41,118
Adjustment to prior year preliminary purchase price allocation	169	—	169
Balance - December 31, 2016	100,592	9,301	109,893
Acquisitions	79,910	19,272	99,182
Adjustment to prior year preliminary purchase price allocation	(1,031)	—	(1,031)
Balance - December 31, 2017	$179,471	$28,573	$208,044
Intangible Assets
Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of December 31, 2017, the remaining intangible assets balance of $263.5 million is comprised of $60.4 million of trademarks which have an indefinite life, and therefore no amortization expense has been recorded, and $203.1 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from three to 19 years.
For the finite-lived intangible assets attributable to the 2017 acquisitions, the useful life pertaining to non-compete agreements was three years for Medallion, Wire Design and Baymont, and five years for LPE, Indiana Transport, LMI and Nickell. The useful life pertaining to customer relationships for all of the 2017 acquisitions was 10 years.
Amortization expense for the Company’s intangible assets in the aggregate was $19.4 million, $13.4 million and $8.8 million for 2017, 2016 and 2015, respectively.

Intangible assets, net consist of the following at December 31, 2017 and 2016:

(thousands)	2017	Weighted Average Useful Life (years)	2016	Weighted Average Useful Life (years)
Customer relationships	$239,053	10.2	$140,657	10.2
Non-compete agreements	15,564	4.2	13,413	3.6
Trademarks	60,448	Indefinite	42,741	Indefinite
	315,065		196,811
Less: accumulated amortization	(51,598)		(32,272)
Intangible assets, net	$263,467		$164,539
Changes in the carrying value of intangible assets for the years ended December 31, 2017 and 2016 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2015	$95,359	$11,400	$106,759
Acquisitions	65,257	6,010	71,267
Amortization	(10,644)	(2,724)	(13,368)
Adjustment to prior year preliminary purchase price allocation	(119)	—	(119)
Balance - December 31, 2016	149,853	14,686	164,539
Acquisitions	85,350	31,390	116,740
Amortization	(16,225)	(3,149)	(19,374)
Adjustment to prior year preliminary purchase price allocation	1,562	—	1,562
Balance - December 31, 2017	$220,540	$42,927	$263,467
Amortization expense for the next five fiscal years ending December 31 related to finite-lived intangible assets as of December 31, 2017 is estimated to be (in thousands): 2018 - $25,635; 2019 - $25,131; 2020 - $24,359; 2021 - $23,722; and 2022 - $22,743.

8.	DEBT
A summary of total debt outstanding at December 31, 2017 and 2016 is as follows:

(thousands)	2017	2016
Long-term debt:
2015 Revolver	$287,397	$190,427
Term Loan	66,960	82,726
Total long-term debt	354,357	273,153
Less: current maturities of long-term debt	(15,766)	(15,766)
Less: net deferred financing costs related to Term Loan	(480)	(576)
Total long-term debt, less current maturities, net	$338,111	$256,811

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

On March 17, 2017, the Company entered into a third amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $450.0 million from $360.0 million by expanding the 2015 Revolver to $367.3 million. The Term Loan commitment is $82.7 million. In addition, the maturity date for the 2015 Credit Facility was extended to March 17, 2022 from April 28, 2020, and U.S. Bank, National Association was added as an additional participant.

On January 16, 2018, the Company entered into a fourth amendment to the 2015 Credit Agreement to permit (i) the issuance of the Convertible Notes (as defined herein), (ii) the Convertible Note Hedge Transactions (as defined herein), (iii) the Warrant Transactions (as defined herein), and (iv) performance of the Company's obligations under the Convertible Notes, the Convertible Note Hedge Transactions and the Warrant Transactions. See Note 20 for additional details.

On January 29, 2018, the Company entered into a fifth amendment to the 2015 Credit Agreement to expand the 2015 Credit Facility to $500.0 million from $450.0 million by expanding the 2015 Revolver to $417.3 million.

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

•
The initial Term Loan had repayment installments of approximately $2.7 million per quarter with the remaining balance due at maturity. Following the expansion of the Term Loan in July 2016 pursuant to the second amendment, the quarterly repayment installments were increased to approximately $3.9 million beginning on September 30, 2016 with the remaining balance due at maturity. There was no impact to the quarterly repayment installments as a result of the third, fourth and fifth amendments;

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

At December 31, 2017, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $281.0 million under the LIBOR-based option and (ii) $6.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2017 was the Prime Rate plus 0.50% (or 5.00%), or LIBOR plus 1.50% (or 3.1250%). At December 31, 2016, the Company had $82.7 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of (i) $187.0 million under the LIBOR-based option and (ii) $3.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2016 was the Prime Rate plus 0.75% (or 4.50%), or LIBOR plus 1.75% (or 2.5625%). The fee payable on committed but unused portions of the 2015 Revolver was 0.20% at December 31, 2017 and 0.225% at December 31, 2016.
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
In 2017 and 2016, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2015 Credit Agreement. The required maximum consolidated total leverage ratio and the minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended December 31, 2017 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.78
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.39

The 2015 Revolver is due at maturity in March 2022 in accordance with the terms of the 2015 Credit Agreement.
Aggregate maturities of the Term Loan for the next five years ending December 31 are: 2018 - $15.8 million; 2019 - $15.8 million; 2020 - $15.8 million; 2021 -$15.8 million; and 2022 - $3.8 million.
The Company was contingently liable for three standby letters of credit totaling $1.4 million at December 31, 2017 that exist to meet credit requirements for the Company’s insurance providers.
Interest paid for the years ended December 31, 2017, 2016 and 2015 was $8.6 million, $7.1 million and $4.4 million, respectively.

9.	ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2017 and 2016 include the following:

(thousands)	2017	2016
Employee compensation and benefits	$21,797	$12,845
Property taxes	2,173	1,881
Customer incentives	6,237	4,665
Other	6,343	4,184
Total accrued liabilities	$36,550	$23,575

10.	INCOME TAXES
The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following:

(thousands)	2017	2016	2015
Current:
Federal	$27,833	$24,205	$21,554
State	6,036	4,430	3,625
Total current	33,869	28,635	25,179
Deferred:
Federal	(6,289)	(474)	(1,563)
State	(188)	(86)	(236)
Total deferred	(6,477)	(560)	(1,799)
Income taxes	$27,392	$28,075	$23,380
As discussed in Note 4, the Company acquired LMI in November 2017 which included a manufacturing facility in China. For tax year ending December 31, 2017, there was no material foreign provision for income taxes required to be reported as a result of this acquisition.
A reconciliation of the differences between the actual provision for income taxes and the tax provisions for income taxes at the federal statutory income tax rate of 35% for each of the years ended December 31, 2017, 2016 and 2015 is as follows:

(thousands)	2017		2016		2015
Rate applied to pretax income	$39,588	35.0%	$29,278	35.0%	$22,960	35.0%
State taxes, net of federal tax effect	4,060	3.6	2,818	3.4	2,654	4.0
Remeasurement of net deferred tax liabilities	(7,699)	(6.8)	—	—	—	—
Excess tax benefit on stock-based compensation	(6,009)	(5.3)	(1,256)	(1.5)	—	—
Other	(2,548)	(2.3)	(2,765)	(3.3)	(2,234)	(3.4)
Income taxes	$27,392	24.2%	$28,075	33.6%	$23,380	35.6%
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% for tax years ending after

December 31, 2017; (2) bonus depreciation that will allow for full expensing of qualified property acquired and placed in service after September 27, 2017; (3) repealing the Domestic Production Activities Deduction for years beginning after December 31, 2017; and (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.

The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The Company has not completed the accounting for the income tax effects of certain elements of the TCJA. If the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, provisional adjustments were recorded. If the Company was not yet able to make reasonable estimates of the impact of certain elements, no adjustments were recorded related to those elements and the Company has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.

For certain deferred tax assets and deferred tax liabilities, the Company recorded a provisional net reduction to income tax expense of $7.7 million for the year ended December 31, 2017, reflecting the impact on net deferred tax liabilities of the reduction in the Federal corporate tax rate described above. While the Company was able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the TCJA, including, but not limited to, its assessment of available tax methods and elections, refinements of computations, and the state tax effect of adjustments made to federal temporary differences.

The TCJA creates a new requirement that certain income (i.e., global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company does not anticipate incurring a GILTI liability related to its investment in China, therefore, no provisional adjustment was recorded, and the Company has not made an accounting policy choice of including taxable income related to GILTI as either a current period tax expense or factoring such amounts into the measurement of deferred taxes.

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

In 2017 and 2016, the Company realized approximately $15.4 million and $3.2 million, respectively, of additional taxable deductions related to excess tax benefits on share-based compensation, which had not been recorded as deferred tax assets at December 31, 2016 and 2015. These tax benefits were recorded as a reduction to income tax expense upon realization in relation to the 2016 adoption of the share-based payment awards accounting standard.

The composition of the deferred tax assets and liabilities as of December 31, 2017 and 2016 is as follows:

(thousands)	2017	2016
Long-term deferred income tax assets (liabilities):
Trade receivables allowance	$48	$36
Inventory capitalization	1,646	1,142
Accrued expenses	4,005	4,248
Deferred compensation	473	701
Inventory reserves	1,154	1,501
State NOL Carryforwards	—	13
Share based compensation	3,875	3,983
Pension liability	2	13
Other	8	—
Intangibles	(16,042)	(9,467)
Depreciation expense	(8,254)	(6,658)
Prepaid expenses	(555)	(500)
Deferred tax liabilities, net	$(13,640)	$(4,988)
The Company paid income taxes of $38.6 million, $29.2 million and $24.1 million in 2017, 2016 and 2015, respectively.
The Company did not reflect any unrecognized tax benefits in its financial statements as of December 31, 2017 or December 31, 2016 and does not expect any significant changes relating to unrecognized tax benefits in the 12 months following December 31, 2017.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2014 and later. The Company is currently under audit by the Internal Revenue Service for the 2015 tax year and the State of Indiana for tax years 2013, 2014 and 2015.

11.	SHAREHOLDERS’ EQUITY
Preferred Stock
The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”). The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.
Common Stock
In May 2017, the Company's shareholders approved an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized, without par value, from 20,000,000 shares to 40,000,000 shares, of which 25,329,857 shares and 22,979,990 shares were issued and outstanding as of December 31, 2017 and 2016, respectively.
The Company issued 411,212 shares in 2017, 419,925 shares in 2016, and 418,136 shares in 2015 related to stock-based compensation plans and for the exercise of stock options and SARS (as defined herein). The shares issued were net of repurchases made by the Company of 82,970 shares in 2017, 21,317 shares in 2016, and 44,304 shares in 2015 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
In addition, in 2016 and 2015, the Company repurchased 181,107 shares and 927,836 shares, respectively, of its common stock through a stock repurchase program. There were no shares repurchased under a stock repurchase program in 2017. See Note 12 for further details.
See Note 13 for additional details regarding a public offering of the Company's common stock in March 2017 and the three-for-two stock split effective December 8, 2017.
Accumulated Other Comprehensive Income
U.S. GAAP defines other comprehensive income as non-shareholder changes in equity. The components of and changes in accumulated other comprehensive income as of December 31, 2017, 2016 and 2015 were immaterial.

12.	STOCK REPURCHASE PROGRAMS
In February 2013, the Board approved a stock repurchase program which was subsequently expanded in February 2014 and February 2015 (the "2013 Repurchase Plan").
In January 2016, the Company fully utilized the remaining authorization under the 2013 Repurchase Plan and announced that the Board approved a new stock repurchase program that authorized the repurchase of up to $50 million of the Company’s common stock over a 24-month period (the “2016 Repurchase Plan”).
In January 2018, the Board approved a new stock repurchase program that authorized the repurchase of up to $50 million of the Company's common stock over a 24-month period (the "2018 Repurchase Plan") to replace the 2016 Repurchase Plan that expired in January 2018. Repurchases made under the 2016 Repurchase Plan are noted in the table below. In the first quarter of 2018 through February 22, 2018, the Company repurchased 26,001 shares under the 2018 Repurchase Plan at an average price of $61.48 per share for a total cost of approximately $1.6 million.
Repurchases of the Company's common stock, in the aggregate, under both the 2013 and 2016 Repurchase Plans were as follows:

Year	Shares Repurchased	Total Cost (in thousands)	Average Price Per Share
2013	916,492	$6,078	$6.63
2014	775,688	13,928	17.96
2015	927,836	22,637	24.40
2016	105,954	2,865	27.04
Total stock repurchases under 2013 Repurchase Plan	2,725,970	45,508	16.69
2016 Repurchase Plan	75,153	2,349	31.25
Total cumulative stock repurchases	2,801,123	$47,857	$17.09

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated statements of financial position.

13.	NET INCOME PER COMMON SHARE
The number of shares and per share amounts for the years ended December 31, 2016 and 2015 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.
Income per common share is calculated for the years ended December 31, 2017, 2016 and 2015 as follows:

(thousands except per share data)	2017	2016	2015
Net income for basic and diluted per share calculation	$85,718	$55,577	$42,219

Weighted average common shares outstanding - basic	24,230	22,520	22,984
Effect of potentially dilutive securities	413	376	270
Weighted average common shares outstanding - diluted	24,643	22,896	23,254

Basic net income per common share	$3.54	$2.47	$1.84
Diluted net income per common share	$3.48	$2.43	$1.81
On March 14, 2017, the Company completed a public offering of 2,025,000 shares of its common stock at a price of $48.67 per share for gross proceeds of $98.6 million. The net proceeds from the offering of $93.3 million were used to pay down a portion of the Company's outstanding indebtedness.

14.	LEASE COMMITMENTS
Leases
The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2027. These agreements contain various renewal options and provide for minimum annual rentals plus the payment of real estate taxes, insurance, and normal maintenance on the properties.
At December 31, 2017, future minimum lease payments required under facility and equipment operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

(thousands)	Facility Leases	Equipment Leases
2018	$14,400	$4,540
2019	12,227	3,654
2020	8,457	2,673
2021	4,883	1,737
2022	1,492	1,026
Thereafter	172	1,631
Total minimum lease payments	$41,631	$15,261
The total rent expense included in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is $19.0 million, $13.7 million and $9.3 million, respectively.

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
Self-Insurance
The Company has a self-insured health plan for its employees under which there is both a participant stop-loss and an aggregate stop-loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2017.

16.	COMPENSATION PLANS
Deferred Compensation Obligations
The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The assumed discount rate to measure the liability was 4.5% for both of the years ended December 31, 2017 and 2016. The Company recognized expense of $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015 in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the statements of financial position. Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented. Additionally, the Company records gains or losses on the cash surrender value in the period incurred. The gains recognized were immaterial for all periods presented.
Bonus Plan
The Company pays bonuses to certain management and sales personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria. The charge to operations amounted to approximately $17.4 million, $10.4 million and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Profit-Sharing Plan
The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon meeting certain conditions. The plan provides for matching contributions by the Company as defined in the agreement. The contributions and related expense for the years ended December 31, 2017, 2016 and 2015 were immaterial.
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
The Company recorded compensation expense of $10.4 million, $6.5 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, on the consolidated statements of income for its stock-based compensation plans. As of December 31, 2017, there was approximately $22.9 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 23.4 months.
Stock Options:
Stock options vest pro-ratably over either three or four years and have nine to ten-year contractual terms.
On January 17, 2017, the Company’s Compensation Committee of the Board (the "Compensation Committee") approved the grant of 340,110 stock options under the 2009 Plan at an exercise price per share of $53.83. The stock options vest pro-rata over four years, commencing on January 17, 2018, and have nine-year contractual terms.
On September 26, 2016, the Compensation Committee approved the grant of 120,888 stock options under the 2009 Plan at an exercise price per share of $40.95. The stock options vest pro-rata over four years, commencing on September 26, 2017, and have nine-year contractual terms.
The following table summarizes the Company’s option activity during the years ended December 31, 2017, 2016 and 2015 for the options granted in 2009, 2013 and 2016:

Years ended December 31	2017		2016		2015
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding beginning of year	288	$23.59	343	$10.84	516	$10.83
Granted during the year	340	53.83	121	40.95	—	—
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(80)	11.62	(176)	10.62	(173)	10.79
Outstanding end of year	548	$44.07	288	$23.59	343	$10.84

Vested Options:
Vested during the year	30	$40.95	150	$12.30	150	$12.30
Eligible end of year for exercise	118	$18.36	168	$11.08	194	$9.71

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$13,932		$7,869		$6,234
Options exercisable		$6,037		$6,671		$3,729
Options exercised		$2,601		$4,024		$3,151

Weighted average fair value of options granted during the year		$17.76		$12.36		N/A

The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $69.45, $50.87 and $29.00 per share as of December 31, 2017, 2016 and 2015, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date.
The cash received from the exercise of stock options was approximately $0.9 million, $1.9 million and $1.9 million in 2017, 2016, and 2015, respectively. The income tax benefit related to the stock options exercised in 2017, 2016 and 2015 was $0.9 million, $0.3 million and $0.2 million, respectively. The grant date fair value of stock options vested in each of 2017, 2016 and 2015 was $1.2 million.
A summary of options outstanding and exercisable at December 31, 2017 is as follows:

(shares in thousands)	Options Outstanding			Options Exercisable
2009 Grants:	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
Exercise price - $0.33	2	1.4	$0.33	2	$0.33
Exercise price - $0.78	11	1.4	$0.78	11	$0.78
2013 Grant:
Exercise price - $12.30	75	5.0	$12.30	75	$12.30
2016 Grant:
Exercise price - $40.95	120	7.8	$40.95	30	$40.95
2017 Grant:
Exercise price - $53.83	340	8.0	$53.83	—	$53.83

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2017 and 2016. There were no stock options granted in 2015.

	2017	2016
Dividend rate	—	—
Risk-free interest rate	2.00%	1.00%
Expected option life (years)	5.75	5.75
Price volatility	30.84%	30.00%
As of December 31, 2017, there was approximately $5.7 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted-average remaining life of approximately 36.2 months.
Stock Appreciation Rights (SARS):
On January 17, 2017, the Compensation Committee approved the grant of 340,128 SARS under the 2009 Plan divided into four tranches of 85,032 shares each, at strike prices of $53.83, $60.03, $66.93 and $74.63 per share. The SARS vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARS are to be settled in shares of common stock, or at the sole discretion of the Board in cash. The grant date fair value of these awards totaled $5.0 million and this amount is being amortized over the four-year vesting period.
On September 26, 2016, the Compensation Committee approved the grant of 120,888 SARS under the 2009 Plan divided into four tranches of 30,222 shares each, at strike prices of $40.95, $47.51, $55.11 and $63.93 per share. The SARS vest pro-ratably over four years from the grant date and have nine-year contractual terms. The SARS are to be settled in shares of common stock, or at the sole discretion of the Board in cash. The grant date fair value of these awards totaled $1.1 million and this amount is being amortized over the four-year vesting period.

The following table summarizes the Company’s SARS activity during the years ended December 31, 2017, 2016 and 2015 for the SARS granted in 2016 and 2017, as well as for SARS granted in 2013:

Years ended December 31	2017		2016		2015
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	270	$32.29	300	$16.50	450	$16.50
Granted during the year	340	63.85	120	51.87	—	—
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(75)	16.50	(150)	16.50	(150)	16.50
Outstanding end of year	535	$54.53	270	$32.29	300	$16.50

Vested SARS:
Vested during the year	30	$51.87	150	$16.50	150	$16.50
Eligible end of year for exercise	105	$26.66	150	$16.50	150	$16.50

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$8,458		$5,556		$3,749
SARS exercisable		$4,521		$5,155		$1,875
SARS exercised		$3,822		$2,379		2,252

Weighted average fair value of SARS granted during the year		$14.66		$9.30		N/A
The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $69.45, $50.87 and $29.00 per share as of December 31, 2017, 2016 and 2015, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date.
A summary of SARS outstanding and exercisable at December 31, 2017 is as follows:

	SARS Outstanding			SARS Exercisable
(shares in thousands)	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
2013 Grant:
Exercise price - $12.30	18	5.0	$12.30	18	$12.30
Exercise price - $14.75	19	5.0	14.75	19	14.75
Exercise price - $17.71	19	5.0	17.71	19	17.71
Exercise price - $21.25	19	5.0	21.25	19	21.25
2016 Grant:
Exercise price - $40.95	30	7.8	$40.70	7	$40.95
Exercise price - $47.51	30	7.8	47.51	8	47.51
Exercise price - $55.11	30	7.8	55.11	7	55.11
Exercise price - $63.93	30	7.8	63.93	8	63.93
2017 Grant:
Exercise price - $53.83	85	8.0	$53.83	—	$53.83
Exercise price - $60.03	85	8.0	60.03	—	60.03
Exercise price - $66.93	85	8.0	66.93	—	66.93
Exercise price - $74.63	85	8.0	74.63	—	74.63
The following table presents assumptions used in the Black-Scholes model for the SARS granted in 2017 and 2016. There were no SARS granted in 2015.

	2017	2016
Dividend rate	—	—
Risk-free interest rate	2.00%	1.00%
Expected option life (years)	5.75	5.75
Price volatility	30.84%	30.00%
As of December 31, 2017, there was approximately $4.6 million of total unrecognized compensation expense related to the SARS which is expected to be recognized over a weighted-average remaining life of approximately 36.3 months.
Restricted Stock and Restricted Stock Units:
The Company’s stock-based awards consist of both restricted stock awards and restricted stock units (“RSUs”). As of December 31, 2017, there was approximately $12.6 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 18.1 months.
In January 2018, the Board approved restricted stock grants to its officers totaling approximately 125,700 shares. The restricted shares cliff-vest at the conclusion of a three year period based on performance- and time-based contingencies. The Company expects to expense approximately $8.2 million related to those shares pro-ratably over the vesting period on the consolidated statement of income.
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
The following table summarizes the activity for restricted stock for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	644	$22.15	653	$14.80	766	$8.41
Granted during the year	233	54.46	232	28.61	219	21.70
Vested during the year	(240)	17.49	(234)	8.16	(332)	4.59
Forfeited during the year	(3)	46.64	(7)	20.82	—	—
Unvested end of year	634	$35.68	644	$22.15	653	$14.80
RSUs
Since RSUs do not possess voting rights, they are not included in the calculation of shares outstanding. The RSUs include a performance-based contingency. The grant date fair value of the awards is expensed over the related performance period. The performance contingent RSUs are earned based on the achievement of a cumulative financial performance target over a three-year period and vest at the conclusion of the measurement period. In 2016 and 2015, the Company granted 33,005 and 33,005 RSUs, respectively, at a weighted-average grant date stock price of $27.68 and $27.82 per share, respectively. There were no RSUs granted in 2017.
In January 2018, the cumulative financial performance target was achieved at the maximum performance level for the 33,005 RSUs granted in 2015. Under the terms of the Company's long-term incentive plan, the shares payout for maximum performance is 125% of the target performance or a total of 41,256 shares. Upon vesting, the 41,256 shares will possess voting rights and will be included in the calculation of shares outstanding.

17.	SEGMENT INFORMATION
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production or distribution process.
A description of the Company’s reportable segments is as follows:
Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 82%, 82% and 78% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively.
Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services. The Distribution segment contributed approximately 18%, 18% and 22% of the Company’s net sales for the years ended December 31, 2017, 2016 and 2015, respectively.
The accounting policies of the segments are the same as those described in Note 2, except that segment data includes intersegment sales. Assets are identified to the segments with the exception of cash, prepaid expenses, land and buildings, and certain deferred assets, which are identified with the corporate division. The corporate division charges rents to the segments for use of the land and buildings based upon estimated market rates. The Company accounts for intersegment sales similar to third party transactions, which reflect current market prices. The Company also records certain income from purchase incentive agreements as corporate division revenue. The Company evaluates the performance of its segments and allocates resources to them based on a variety of indicators including sales, cost of goods sold, operating income, depreciation and amortization, and total identifiable assets as presented in the tables below.
The tables below present information about the sales, operating income, segment assets, and certain other items that are either used by or provided to the chief operating decision maker of the Company as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

2017
	Manufacturing	Distribution	Total
Net outside sales	$1,337,785	$297,868	$1,635,653
Intersegment sales	30,669	2,579	33,248
Total sales	1,368,454	300,447	1,668,901
Cost of goods sold	1,135,783	252,311	1,388,094
Operating income	151,635	18,858	170,493
Identifiable assets	688,177	142,257	830,434
Depreciation and amortization	27,481	3,521	31,002

2016
	Manufacturing	Distribution	Total
Net outside sales	$997,205	$224,682	$1,221,887
Intersegment sales	23,187	2,898	26,085
Total sales	1,020,392	227,580	1,247,972
Cost of goods sold	853,596	189,263	1,042,859
Operating income	107,105	15,001	122,106
Identifiable assets	421,203	61,725	482,928
Depreciation and amortization	18,553	3,102	21,655

2015
	Manufacturing	Distribution	Total
Net outside sales	$720,411	$199,922	$920,333
Intersegment sales	17,964	2,565	20,529
Total sales	738,375	202,487	940,862
Cost of goods sold	616,038	170,886	786,924
Operating income	78,582	12,790	91,372
Identifiable assets	300,305	51,677	351,982
Depreciation and amortization	12,676	1,987	14,663

Consolidated net sales by product type were as follows for the years ended December 31, 2017, 2016 and 2015:

(thousands)	2017	2016	2015
Decorative interior products and components	$1,212,917	$982,213	$733,830
Non-decorative interior products and components	148,001	75,406	59,436
Exterior products and other	274,735	164,268	127,067
Consolidated net sales	$1,635,653	$1,221,887	$920,333
A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Net sales:
Total sales for reportable segments	$1,668,901	$1,247,972	$940,862
Elimination of intersegment sales	(33,248)	(26,085)	(20,529)
Consolidated net sales	$1,635,653	$1,221,887	$920,333

Cost of goods sold:
Total cost of goods sold for reportable segments	$1,388,094	$1,042,859	$786,924
Elimination of intersegment cost of goods sold	(33,248)	(26,085)	(20,529)
Other	1,892	2,644	1,659
Consolidated cost of goods sold	$1,356,738	$1,019,418	$768,054

Operating income:
Operating income for reportable segments	$170,493	$122,106	$91,372
Unallocated corporate expenses	(29,219)	(17,901)	(12,667)
Amortization	(19,374)	(13,368)	(8,787)
Consolidated operating income	$121,900	$90,837	$69,918

Consolidated total assets:
Identifiable assets for reportable segments	$830,434	$482,928	$351,982
Corporate property and equipment	21,336	38,550	23,611
Current and long-term assets not allocated to segments	11,700	10,630	2,923
Intangibles and other assets not allocated to segments	3,174	2,842	3,068
Consolidated total assets	$866,644	$534,950	$381,584

Depreciation and amortization:
Depreciation and amortization for reportable segments	$31,002	$21,655	$14,663
Corporate depreciation and amortization	2,539	2,707	2,112
Consolidated depreciation and amortization	$33,541	$24,362	$16,775
Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2017, 2016 and 2015 was $16.2 million, $10.6 million and $7.1 million, respectively. Intangible assets amortization expense in the Distribution segment was $3.1 million, $2.7 million and $1.7 million in 2017, 2016 and 2015, respectively.
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

Major Customers
The Company had two customers in the RV market that each accounted for over 10% of the trade receivables balance. One RV customer accounted for approximately 21% and 23% of the trade receivables balance at December 31, 2017 and 2016. In addition, a second RV customer accounted for approximately 13% of the trade receivables balance at December 31, 2017. There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2017 and 2016.
The Company had two customers in the RV market that each accounted for over 10% of consolidated net sales. One RV customer accounted for approximately 32%, 27% and 29% of consolidated net sales in 2017, 2016 and 2015, respectively. In addition, a second RV customer accounted for approximately 25%, 33% and 32% of consolidated net sales in 2017, 2016 and 2015, respectively.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2017 and 2016 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2017
Net sales	$345,427	$407,145	$407,511	$475,570	$1,635,653
Gross profit	57,549	71,500	69,183	80,683	278,915
Net income	17,467	21,260	17,945	29,046	85,718
Net income per common share (1) (2):
Basic	$0.76	$0.86	$0.73	$1.18	$3.54
Diluted	0.75	0.85	0.72	1.16	3.48

(thousands except per share data)	1Q	2Q	3Q	4Q	2016
Net sales	$278,637	$315,163	$304,151	$323,936	$1,221,887
Gross profit	45,352	55,284	48,852	52,981	202,469
Net income	12,975	16,969	12,073	13,560	55,577
Net income per common share (1) (2):
Basic	$0.58	$0.75	$0.53	$0.60	$2.47
Diluted	0.57	0.74	0.53	0.59	2.43
(1) Basic and diluted net income per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per common share information may not equal annual basic and diluted net income per common share.
(2) The per share amounts for the first three quarters of 2017 and for all four quarters of 2016 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Sunday closest to the end of the first, second and third 13-week periods, respectively. The first three quarters of fiscal year 2017 ended on March 26, 2017, June 25, 2017 and September 24, 2017. The first three quarters of fiscal year 2018 will end on April 1, 2018, July 1, 2018 and September 30, 2018.

19.	RELATED PARTY TRANSACTIONS
During 2017, the Company entered into transactions with companies affiliated with three of its independent Board members. The Company purchased approximately $1.0 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $1.1 million of various fiberglass and plastic components and wood products to a company with which John A. Forbes was formerly affiliated during the first five months of 2017. In addition, the Company sold approximately $0.4 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

20.	SUBSEQUENT EVENTS
Convertible Notes Offering / Hedge and Warrant Transactions

Convertible Notes
On January 22, 2018, the Company issued, in a private placement to qualified institutional buyers, $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”), which included an additional $22.5 million due to the initial purchasers’ exercise in full of their over-allotment option.
The net proceeds from the issuance of the Convertible Notes were approximately $167.8 million, after deducting the initial purchasers’ discounts and commissions but before deducting offering expenses payable by the Company and the net cost of the convertible note hedge and warrant transactions described below. The Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually on February 1 and August 1 of each year at an annual rate of 1.00%. The Convertible Notes will mature on February 1, 2023 unless earlier repurchased or converted in accordance with their terms. The Convertible Notes are convertible, in certain circumstances and subject to certain conditions, into cash, shares of common stock of the Company, or a combination thereof, at the Company’s election. The initial conversion rate for the Convertible Notes is 11.3785 shares of common stock of the Company per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $87.89 per share of the Company’s common stock. If an event of default on the Convertible Notes occurs, the principal amount of the Convertible Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions.
Convertible Note Hedge Transactions and Warrant Transactions
In connection with the Convertible Notes offering, the Company entered into convertible note hedge transactions with certain of the initial purchasers of the Convertible Notes (the "Convertible Note Hedge Transactions"). In addition, the Company entered into separate, privately negotiated warrant transactions with each of the counterparties to the Convertible Note Hedge Transactions relating to the same number of shares of the Company’s common stock underlying the Convertible Note Hedge Transactions, subject to customary anti-dilution adjustments, with an initial strike price of $87.89 per share (the "Warrant Transactions"). The Convertible Note Hedge Transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes. However, the Warrant Transactions could separately have a dilutive effect on the Company's common stock to the extent that the market price per share of the common stock exceeds the strike price of the warrants.
On January 22, 2018, the Company used a portion of the net proceeds from the offering to pay $31.5 million associated with the cost of the Convertible Note Hedge Transactions. Concurrently, the Company received proceeds of $18.1 million related to the Warrant Transactions. The net proceeds were used to reduce borrowings under the 2015 Revolver in the first quarter of 2018.