Form 10-Q
period 2018-04-01
PATRICK INDUSTRIES INC
filed 2018-05-10
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
As of April 27, 2018, there were 24,775,903 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	Apr. 1, 2018	Dec. 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$71	$2,767
Trade receivables, net	138,685	77,784
Inventories	205,902	175,270
Prepaid expenses and other	16,039	18,132
Total current assets	360,697	273,953
Property, plant and equipment, net	129,022	118,486
Goodwill	223,518	208,044
Intangible assets, net	313,458	263,467
Deferred financing costs, net	2,356	2,184
Other non-current assets	494	510
TOTAL ASSETS	$1,029,545	$866,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$15,766	$15,766
Accounts payable	114,380	84,109
Accrued liabilities	49,294	36,550
Total current liabilities	179,440	136,425
Long-term debt, less current maturities, net	413,146	338,111
Deferred tax liabilities, net	15,050	13,640
Other long-term liabilities	16,131	7,783
TOTAL LIABILITIES	623,767	495,959
SHAREHOLDERS’ EQUITY
Common stock	162,625	163,196
Additional paid-in-capital	25,785	8,243
Accumulated other comprehensive income	94	66
Retained earnings	217,274	199,180
TOTAL SHAREHOLDERS’ EQUITY	405,778	370,685
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,029,545	$866,644

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	Apr. 1, 2018	Mar. 26, 2017
NET SALES	$551,832	$345,427
Cost of goods sold	454,078	287,878
GROSS PROFIT	97,754	57,549
Operating Expenses:
Warehouse and delivery	17,028	10,343
Selling, general and administrative	31,841	19,106
Amortization of intangible assets	7,127	4,185
Total operating expenses	55,996	33,634
OPERATING INCOME	41,758	23,915
Interest expense, net	4,378	2,014
Income before income taxes	37,380	21,901
Income taxes	7,312	4,434
NET INCOME	$30,068	$17,467

BASIC NET INCOME PER COMMON SHARE (1)	$1.22	$0.76
DILUTED NET INCOME PER COMMON SHARE (1)	$1.20	$0.75

Weighted average shares outstanding - Basic (1)	24,740	22,857
Weighted average shares outstanding - Diluted (1)	25,110	23,324

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, for the first quarter ended March 26, 2017, have been retroactively adjusted to reflect the impact of the three-for-two stock split paid on December 8, 2017.

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	Apr. 1, 2018	Mar. 26, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,068	$17,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,325	7,417
Stock-based compensation expense	3,696	2,439
Non-cash interest expense	1,246	—
Deferred income taxes	1,410	904
Other non-cash items	(1,304)	59
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(48,443)	(53,114)
Inventories	(8,557)	(5,400)
Prepaid expenses and other assets	2,136	3,305
Accounts payable, accrued liabilities and other	34,231	16,026
Net cash provided by (used in) operating activities	25,808	(10,897)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,641)	(3,484)
Business acquisitions	(95,861)	(10,104)
Other investing activities	(6)	(2)
Net cash used in investing activities	(103,508)	(13,590)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(3,941)	—
Borrowings on revolver	331,058	65,717
Repayments on revolver	(389,855)	(126,371)
Stock repurchases under buyback program	(13,470)	—
Proceeds from convertible note offering	172,500	—
Purchase of convertible note hedges	(31,481)	—
Proceeds from sale of warrants	18,147	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,586)	(3,025)
Proceeds from public offering of common stock, net of expenses	—	93,612
Payment of deferred financing/debt issuance costs	(5,367)	(980)
Other financing activities	(1)	4
Net cash provided by financing activities	75,004	28,957
Increase (decrease) in cash and cash equivalents	(2,696)	4,470
Cash and cash equivalents at beginning of year	2,767	6,449
Cash and cash equivalents at end of period	$71	$10,919

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of April 1, 2018 and December 31, 2017, and its results of operations and cash flows for the three months ended April 1, 2018 and March 26, 2017.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended April 1, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The number of shares and per share amounts for the first quarter ended March 26, 2017 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.

In preparation of Patrick’s condensed consolidated financial statements as of and for the first quarter ended April 1, 2018, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Notes 14 and 16 for events that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as “Topic 606”), which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition of revenue. Topic 606 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted Topic 606 effective January 1, 2018 under the modified retrospective method, under which the cumulative effect of initially applying the guidance is recognized as an adjustment to opening retained earnings at the date of initial application. As permitted under the transition rules, the Company applied Topic 606 to only those contracts that did not meet the definition of a completed contract at January 1, 2018, which represented contracts for which all of the revenues had not been recognized in accordance with the Company’s revenue recognition policy under previous guidance as of the date of initial application of Topic 606.

The Company determined that the adoption of the new revenue standard did not have a material impact on its revenues, results of operations or financial position. The Company expects that its performance obligations under Topic 606 will generally be consistent with its deliverables or units of accounting under the Company’s previous revenue recognition policy. In addition, based on the assessment regarding timing of transfer of control, the Company determined that the timing of revenue recognition under Topic 606 will continue to be at a point-in-time upon transfer of control, which is consistent with its revenue recognition policy under previous guidance and occurs at the time of passage of title and risk of loss to the customer.

The Company elected certain practical expedients and has made certain policy elections as permitted under Topic 606. The adoption of Topic 606 resulted in additional disclosures, including with respect to the disaggregation of revenue by market, additional information with respect to the Company’s performance obligations and the significant judgments required by the Company to comply with Topic 606. In addition, under the modified retrospective method, the Company is required to disclose for the first year subsequent to adoption any significant revenue recognition differences under Topic 606 from what would have been recorded by the Company had historical revenue recognition guidance continued to be in effect for 2018. The Company is also required to disclose the amount of each account impacted as a result of the adoption of Topic 606 and what that amount would have been under previous revenue recognition guidance during 2018. See Note 3 for additional details and for the required disclosures.

Leases
In February 2016, the FASB issued a new accounting standard that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retroactive basis. Early adoption is permitted. In 2017, the Company established an implementation team to develop a plan to assess changes to processes and systems necessary to adopt the new standard. Adopting this new accounting standard is expected to have a material impact on the reporting of lease assets and lease liabilities on the condensed consolidated statements of financial position related to lease arrangements and is not expected to have a material impact on the condensed consolidated statements of financial position as a whole or on the results of operations or cash flows.

Stock Compensation
In May 2017, the FASB issued a new accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting related to changes to such awards. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this new standard as of January 1, 2018 as required, and since it does not have a history of modifying share-based payment awards, has determined that the updated requirements did not have an impact on its condensed consolidated financial statements.

Cash Flow Statement Classifications
In August 2016, the FASB issued a new accounting standard related to the classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017. The standard may be applied on a retrospective basis and early adoption is permitted. The Company adopted the new standard as of January 1, 2018 as required and has determined that its implementation did not have a material impact on its condensed consolidated statements of cash flows for the periods presented.

Goodwill Impairment
In January 2017, the FASB issued a new accounting standard that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill and its carrying value. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that its implementation will have on its condensed consolidated financial statements.

Definition of a Business
In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017 and may be applied on a retrospective basis with early adoption permitted. The Company adopted this new standard as of January 1, 2018 as required and determined that its implementation did not have a material impact on the Company's condensed consolidated financial statements.

3.	REVENUE RECOGNITION
The Company adopted Topic 606, effective January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of the adoption date. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the first quarter ended April 1, 2018.
Revenue Recognition
Revenues are recognized when or as control of the promised goods or services transfers to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The transaction price for contracts may include forms of variable consideration, including reductions to the transaction price for volume discounts and rebates. To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using the standalone selling price of each distinct good or service in the contract.
Disaggregation of Revenue
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable operating segments:

	First Quarter Ended April 1, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$293,225	$85,066	$378,291
Manufactured Housing	39,315	22,941	62,256
Industrial	58,676	7,019	65,695
Marine	44,696	894	45,590
Total	$435,912	$115,920	$551,832

Description of Products and Services
The Company is a major manufacturer of component products and a distributor of building products and materials serving original equipment manufacturers (“OEMs”). The following is a description of the principal activities, by reportable segments, from which the Company generates its revenue. See Note 13 for more detailed information about the Company's reportable operating segments.
Manufacturing
The Company’s Manufacturing segment revenue is primarily derived from the sale of laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, recreational vehicle painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components, and other products. Manufacturing segment revenue is recognized when control of the products transfers to the customer which is the point when the customer gains the ability to direct the use of and obtain substantially all of the remaining benefits from the asset, which is generally upon delivery of goods. In limited circumstances, where the products are customer specific with no alternative use to the Company and the Company has a legally enforceable right to payment for performance to date with a reasonable margin, revenue is recognized over the contract term based on the cost-to-cost method. The Company uses this measure of progress because it best depicts the transfer of value to the customer and correlates with the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods to the customer. However, revenue recognized based on cost-to-cost method does not constitute a material amount of total Manufacturing segment revenue and consolidated net sales.
Distribution
The Company’s Distribution segment revenue is primarily derived from the resale of pre-finished wall and ceiling panels, drywall and drywall finishing products, appliances, electronics and audio systems components, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products. The Company acts as a principal in such arrangements because it controls the promised goods before delivery to the customer. Distribution segment revenue from product sales is recognized on a gross basis upon delivery of goods at which point control transfers to the customer. The Distribution segment also generates revenue by providing marketing services for other manufacturers in exchange for agreed upon commissions. The commission revenue is recognized in the amount of expected commissions to be collected from the manufacturer upon delivery of goods to the customer. The overall commission business is not material to the Company’s consolidated net sales.
Significant Judgments and Practical Expedients Applied
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are not recognized as separate performance obligations to which a portion of revenue would otherwise be allocated.
The Company records freight billed to customers in net sales. The corresponding costs incurred for shipping and handling related to these customer billed freight costs are recorded as costs to fulfill the contract and are included in warehouse and delivery expenses.
The Company’s contracts across each of its businesses typically do not result in situations where there is a time period greater than one year between performance under the contract and collection of the related consideration. The Company elected the practical expedient under Topic 606 related to significant financing components, where the Company expects, at contract inception, that the period between the entity’s transfer of a promised good or service to a customer and the customer’s payment for that good or service will be one year or less.
The Company also applies the practical expedient in Topic 606 related to costs to obtain a contract and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the incurred costs that the Company otherwise would have capitalized is one year or less. These costs are included in selling, general and administrative expenses.
Contract Balances
The Company typically invoices the customer after shipment of the promised goods, at which time it has an unconditional right to payment. In limited circumstances, the Company may receive upfront payments from customers prior to satisfaction of a performance obligation in both the manufacturing and distribution businesses, in which case a contract liability is recorded. Contract liabilities are not material to the consolidated financial statements. The following table provides information about contract balances:

(thousands)	April 1, 2018	At Adoption
Receivables, which are included in trade receivables, net	$133,663	$75,926
Contract liabilities	1,340	1,310

Significant changes in the contract liabilities balance during the first quarter ended April 1, 2018 are as follows:

Contract Liabilities
(thousands)
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(664)
Increases due to cash received, excluding amounts recognized as revenue during the period	694
Transferred to receivables from contract assets recognized at the beginning of the period	—
Increases as a result of cumulative catch-up adjustment arising from changes in the estimate of the stage of completion, excluding amounts transferred to receivables during the period	—
Transaction Price Allocated to the Remaining Performance Obligation
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company does not have material contracts that have original expected durations of more than one year.

4.	INVENTORIES
Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	Apr. 1, 2018	Dec. 31, 2017
Raw materials	$113,756	$96,846
Work in process	13,210	10,720
Finished goods	33,650	22,936
Less: reserve for inventory obsolescence	(3,781)	(3,087)
Total manufactured goods, net	156,835	127,415
Materials purchased for resale (distribution products)	51,079	49,392
Less: reserve for inventory obsolescence	(2,012)	(1,537)
Total materials purchased for resale (distribution products), net	49,067	47,855
Total inventories	$205,902	$175,270

5.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2017 and in the first quarter of 2018 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018 and 2017 acquisitions with the exception of the acquisition of Leisure Product Enterprises, LLC. See Note 6 for further details. Goodwill and intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the first quarter ended April 1, 2018 and March 26, 2017 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets.

Goodwill
Changes in the carrying amount of goodwill for the quarter ended April 1, 2018 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2017	$179,471	$28,573	$208,044
Acquisitions	9,842	6,475	16,317
Adjustment to prior year preliminary purchase price allocation	(843)	—	(843)
Balance - April 1, 2018	$188,470	$35,048	$223,518
Intangible Assets
Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of April 1, 2018, the remaining intangible assets balance of $313.5 million is comprised of $69.6 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $243.9 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from three to 19 years.

For the finite-lived intangible assets attributable to the 2018 acquisitions, the useful life pertaining to non-compete agreements was three years for Aluminum Metals Company, LLC and five years for Metal Moulding Corporation, Indiana Marine Products, and Collins & Company, Inc.. The useful life pertaining to customer relationships for all of the 2018 acquisitions was 10 years.
Amortization expense for the Company’s intangible assets in the aggregate was $7.1 million and $4.2 million for the first quarter ended April 1, 2018 and March 26, 2017, respectively.
Intangible assets, net consist of the following as of April 1, 2018 and December 31, 2017:

(thousands)	Apr. 1, 2018	Weighted Average Useful Life (in years)	Dec. 31, 2017	Weighted Average Useful Life (in years)
Customer relationships	$284,387	10.1	$239,053	10.2
Non-compete agreements	18,234	4.6	15,564	4.2
Trademarks	69,562	Indefinite	60,448	Indefinite
	372,183		315,065
Less: accumulated amortization	(58,725)		(51,598)
Intangible assets, net	$313,458		$263,467

Changes in the carrying value of intangible assets for the three months ended April 1, 2018 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2017	$220,540	$42,927	$263,467
Acquisitions	33,973	22,000	55,973
Amortization	(5,665)	(1,462)	(7,127)
Adjustment to prior year preliminary purchase price allocation	1,145	—	1,145
Balance - April 1, 2018	$249,993	$63,465	$313,458

6.	ACQUISITIONS

General
The Company completed four acquisitions in the first quarter of 2018 and seven acquisitions involving 13 companies in 2017, including one acquisition in the first quarter of 2017. Each of the acquisitions was funded through borrowings under the Company’s Credit Facility (as defined herein). Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018 acquisitions. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2017 acquisitions with the exception of Leisure Product Enterprises, LLC for which goodwill is expected to be partially deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the first quarter ended April 1, 2018, revenue and operating income of approximately $12.6 million and $1.3 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the four companies acquired in the first quarter of 2018. Acquisition-related costs in the aggregate associated with the businesses acquired in the first quarter of 2018 were immaterial.

For the first quarter ended March 26, 2017, revenue of approximately $0.3 million was included in the Company’s condensed consolidated statements of income relating to the business acquired in the first quarter of 2017. Operating income and acquisition-related costs associated with such business were immaterial.

2018 Acquisitions

Metal Moulding Corporation (“MMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Madison, Tennessee-based MMC, a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components, for a net initial purchase price of $19.9 million, plus contingent consideration based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $1.4 million, which is included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of April 1, 2018. As required, the liability for this contingent consideration will be measured quarterly at fair value and the Company could record adjustments in future periods.
The results of operations for MMC are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Aluminum Metals Company, LLC (“AMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based AMC, a manufacturer and distributor of aluminum products including coil, fabricated sheets and extrusions, in addition to roofing products, primarily for the recreational vehicle ("RV"), industrial, and marine markets, for a net purchase price of $17.7 million.
The results of operations for AMC are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

IMP Holdings, LLC d/b/a Indiana Marine Products (“IMP”)
In March 2018, the Company completed the acquisition of the business and certain assets of Angola, Indiana-based IMP, a manufacturer and distributor of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market, for a net initial purchase price of $18.2 million, plus contingent consideration based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $7.9 million, which is included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of April 1, 2018. As required, the liability for this contingent consideration will be measured quarterly at fair value and the Company could record adjustments in future periods.
The results of operations for IMP are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Collins & Company, Inc. (“Collins”)
In March 2018, the Company completed the acquisition of the business and certain assets of Bristol, Indiana-based Collins, a distributor of appliances, trim products, fuel systems, flooring, tile, and other related building materials primarily to the RV market as well as the housing and industrial markets, for a net purchase price of $40.0 million.
The results of operations for Collins are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
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
Leisure Product Enterprises, LLC (“LPE”)
In April 2017, the Company acquired 100% of the membership interests of LPE for a net purchase price of $73.6 million. LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products, located in Lebanon, Missouri, supplies marine OEMs with fully-assembled boat dash and helm assemblies, including electrical wire harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks, located in Henderson, North Carolina, supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts, with facilities located in Sarasota, Florida and Cape Coral, Florida, designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers.

The results of operations for LPE are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2018, and resulted in changes from previously reported estimated amounts as of December 31, 2017 that include a $0.6 million decrease to goodwill and a $0.9 million increase to intangible assets. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2018.
Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”)
In July 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Wire Design, a manufacturer of wire harnesses for the RV, marine and industrial markets, for a net purchase price of $10.8 million.

The results of operations for Wire Design are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2018, and resulted in changes from previously reported estimated amounts as of December 31, 2017 that include a $0.2 million decrease to goodwill with a corresponding $0.2 million increase to intangible assets. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2018.

Baymont, Inc. (“Baymont”)
In September 2017, the Company acquired the business and certain assets of Baymont, a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the manufactured housing ("MH") and industrial markets, for a net initial purchase price of $3.3 million plus contingent consideration based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $5.1 million at the date of acquisition, which was included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of December 31, 2017. As required, the liability for this contingent consideration will be measured quarterly at fair value and the Company could record adjustments in future periods. In the first quarter of 2018, the fair value estimate of the contingent consideration was adjusted by $1.1 million to $4.0 million. Baymont has operating facilities located in Golden, Mississippi and Belmont, Mississippi.
The results of operations for Baymont are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first quarter of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $1.1 million decrease to goodwill which corresponded to the adjustment noted above to the fair value estimate of the contingent liability.

Indiana Transport, Inc. (“Indiana Transport”)
In November 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Indiana Transport, a transportation and logistics service provider primarily to OEMs and dealers in the RV market, for a net purchase price of $59.3 million.
The results of operations for Indiana Transport are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
LMI, Inc. and Related Companies (collectively, “LMI”)
In November 2017, the Company acquired LMI, a designer, fabricator, and installer of specialty glass, mirror, bath and closet building products to residential housing and commercial high-rise builders, general contractors, retailers, and RV manufacturers in the U.S., for a net purchase price of $80.5 million. LMI is headquartered in Ontario, California and operates six manufacturing and distribution centers in California and Nevada and an additional manufacturing facility in China.
The results of operations for LMI are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first quarter of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $1.0 million increase to goodwill.
Nickell Moulding Company, Inc. (“Nickell”)
In December 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Nickell, a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets, for a net purchase price of $12.3 million.

The results of operations for Nickell are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2018
MMC (1)	$1,469	$2,255	$3,000	$—	$10,626	$4,774	$812	$—	$21,312
AMC	3,948	5,625	4,000	39	5,350	1,250	2,463	—	17,749
IMP (2)	1,965	4,127	1,100	12	17,997	3,818	2,960	—	26,059
Collins	2,786	10,091	1,125	5	22,000	6,475	2,466	—	40,016
2018 Totals	$10,168	$22,098	$9,225	$56	$55,973	$16,317	$8,701	$—	$105,136

2017
Medallion	$2,233	$2,605	$1,713	$118	$3,100	$1,342	$1,200	$—	$9,911
LPE	5,848	5,162	9,225	337	33,275	39,945	6,358	13,791	73,643
Wire Design	615	437	555	21	5,590	4,052	491	—	10,779
Baymont (3)	—	1,169	1,750	—	2,241	2,146	50	—	7,256
Indiana Transport	6,385	—	3,550	1,309	31,390	19,272	2,558	—	59,348
LMI	11,210	9,156	4,000	994	36,110	27,511	8,494	—	80,487
Nickell	1,944	1,159	933	—	6,179	3,243	1,152	—	12,306
Other	—	250	2,508	—	—	828	124	—	3,462
2017 Totals	$28,235	$19,938	$24,234	$2,779	$117,885	$98,339	$20,427	$13,791	$257,192
(1) Total net assets acquired for MMC include the preliminary estimated liability of $1.4 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the MMC acquisition of $19.9 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the three months ended April 1, 2018.
(2) Total net assets acquired for IMP include the preliminary estimated liability of $7.9 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the IMP acquisition of $18.2 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the three months ended April 1, 2018.
(3) Total net assets acquired for Baymont include the preliminary estimated liability of $4.0 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the Baymont acquisition of $3.3 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the year ended December 31, 2017.

Pro Forma Information
The following pro forma information for the first quarters ended April 1, 2018 and March 26, 2017 assumes the MMC, AMC, IMP and Collins acquisitions (which were acquired in 2018) and the Medallion, LPE, Wire Design, Baymont, Indiana Transport, LMI, and Nickell acquisitions (which were acquired in 2017) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2017 and 2018 acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.7 million for the first quarter ended April 1, 2018 and $3.6 million for the first quarter ended March 26, 2017.

	First Quarter Ended
(thousands except per share data)	Apr. 1, 2018	Mar. 26, 2017
Revenue	$581,163	$451,315
Net income	31,765	23,104
Basic net income per common share	1.28	1.01
Diluted net income per common share	1.27	0.99

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $3.7 million and $2.4 million for the first quarters ended April 1, 2018 and March 26, 2017, respectively, for its stock-based compensation plans on the condensed consolidated statements of income.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For full year 2017, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 233,654 shares in the aggregate, of which grants of 149,705 shares were approved in the first three months of 2017. On January 17, 2017, the Board approved the issuance of 340,110 stock options and the issuance of 340,128 stock appreciation rights.

The Board approved various share grants under the Plan in the first three months of 2018 totaling 164,988 shares in the aggregate.

As of April 1, 2018, there was approximately $30.3 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 26.4 months.

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

Income per common share is calculated for the first quarter periods as follows:

	First Quarter Ended
(thousands except per share data)	Apr. 1, 2018	Mar. 26, 2017
Net income for basic and diluted per share calculation	$30,068	$17,467
Weighted average common shares outstanding - basic	24,740	22,857
Effect of potentially dilutive securities	370	467
Weighted average common shares outstanding - diluted	25,110	23,324
Basic net income per common share	$1.22	$0.76
Diluted net income per common share	$1.20	$0.75

On March 14, 2017, the Company completed a public offering of 2,025,000 shares of its common stock at a price of $48.67 per share for gross proceeds of $98.6 million.

9.	DEBT

A summary of total debt outstanding at April 1, 2018 and December 31, 2017 is as follows:

(thousands)	Apr. 1, 2018	Dec. 31, 2017
Long-term debt:
Revolver	$228,600	$287,397
Term Loan	63,019	66,960
Convertible Notes	172,500	—
Total long-term debt	464,119	354,357
Less: debt discount	(34,724)	—
Less: current maturities of long-term debt	(15,766)	(15,766)
Less: net deferred financing costs related to Term Loan	(483)	(480)
Total long-term debt, less current maturities, net	$413,146	$338,111

Credit Facility
The Company's Amended and Restated Credit Agreement, dated as of April 28, 2015, with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and the lenders party thereto, as amended (the “Credit Agreement”), provides for a $417.3 million revolving credit loan (the “Revolver”) and up to an $82.7 million term loan (the “Term Loan” and, together with the Revolver, the “Credit Facility”).

The Credit Agreement has a maturity date of March 17, 2022. The Revolver amount reflects an amendment to the Credit Agreement on January 29, 2018, which increased the Revolver to $417.3 million.

The Credit Agreement is secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors. The Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:
The quarterly repayment installments are $3.9 million, with the remaining balance due at maturity;

•
The interest rates for borrowings under the Revolver and the Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

•	The Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

•	Up to $10.0 million of the Revolver is available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

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

At April 1, 2018, the Company had $63.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the Revolver of: (i) $215.0 million under the LIBOR-based option and (ii) $13.6 million under the Base Rate-based option. The interest rate for borrowings at April 1, 2018 was the Prime Rate plus 0.75% (or 5.50%), or LIBOR plus 1.75% (or 3.6875%). At December 31, 2017, the Company had $67.0 million outstanding under the Term Loan under the LIBOR-based option, and borrowings outstanding under the Revolver of: (i) $281.0 million under the LIBOR-based option and (ii) $6.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2017 was the Prime Rate plus 0.50% (or 5.00%), or LIBOR plus 1.50% (or 3.1250%). The fee payable on committed but unused portions of the Revolver was 0.225% at April 1, 2018 and 0.20% December 31, 2017.

Pursuant to the Credit Agreement, the financial covenants include: (a) a required maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

The consolidated total leverage ratio is the ratio for any period of consolidated total indebtedness (as measured as of the second day following the end of the immediately preceding fiscal quarter) to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of: (i) total debt outstanding under the Revolver, the Term Loan and the Convertible Notes (as defined herein); (ii) capital leases and letters of credit outstanding; and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the Credit Agreement to consolidated fixed charges. Consolidated fixed charges for any period is the sum of cash interest expense related to the Term Loan, Revolver and the Convertibles Notes, and scheduled principal payments on outstanding indebtedness under the Term Loan.

As of and for the April 1, 2018 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of April 1, 2018 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.96
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.90

Total cash interest paid for the first quarter of 2018 and 2017 was $2.9 million and $1.7 million, respectively.
Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The total debt discount at closing of $36.0 million represented (1) the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes or $31.9 million plus (2) the debt discount portion of the issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The unamortized portion of the debt discount as of April 1, 2018 was $34.7 million.
The net proceeds from the issuance of the Convertible Notes were approximately $167.5 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company, but before deducting the net cost of the Convertible Note Hedge Transactions and the Warrant Transactions (each as defined herein) described in Note 10. The Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 1.00% beginning August 1, 2018. The Convertible Notes will mature on February 1, 2023 unless earlier repurchased or converted in accordance with their terms. The Convertible Notes are convertible by the noteholders, in certain circumstances and subject to certain conditions, into cash, shares of common stock of the Company, or a combination thereof, at the Company’s election. The initial conversion rate for the Convertible Notes is 11.3785 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, which is equal to an initial conversion price of approximately $87.89 per share. If an event of default on the Convertible Notes occurs, the principal amount of the Convertible Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions. The net proceeds were used to pay the net cost of the Convertible Hedge Transactions and the Warrant Transactions and to reduce borrowings under the Revolver.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Convertible Note Hedge Transactions and Warrant Transactions
In connection with the Convertible Notes offering, the Company entered into privately negotiated convertible note hedge transactions with certain of the initial purchasers of the Convertible Notes (the “Convertible Note Hedge Transactions”). Concurrently, the Company entered into separate, privately negotiated warrant transactions with each of the counterparties to the Convertible Note Hedge Transactions relating to the same number of shares of the Company’s common stock underlying the Convertible Note Hedge Transactions, subject to customary anti-dilution adjustments (the “Warrant Transactions”). The Company paid $31.5 million associated with the cost of the Convertible Note Hedge Transactions and received proceeds of $18.1 million related to the Warrant Transactions. The Convertible Note Hedge Transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes. However, the Warrant Transactions could separately have a dilutive effect on the Company's common stock to the extent that the market price per share of the common stock exceeds the strike price of the warrants. The initial strike price of the Warrant Transactions is $113.9250 per share, subject to certain adjustments.

11.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of April 1, 2018 and December 31, 2017 because of the relatively short maturities of these financial instruments. The carrying amount of debt approximated fair value as of April 1, 2018 and December 31, 2017 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.

12.	INCOME TAXES

The effective tax rate in the first quarter of 2018 and 2017 was 19.6% and 20.2%, respectively. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation of $2.1 million and $3.7 million that was recorded as a reduction to income tax expense upon realization in the first quarter of 2018 and 2017, respectively.

The Company paid income taxes of approximately $52,000 and $0.3 million in the first quarter of 2018 and 2017, respectively. Due to the timing of tax payments, the Company paid an additional $3.7 million in income taxes in April 2018 (the beginning of the 2018 second fiscal quarter) and $6.2 million in April 2017 (the beginning of the 2017 second fiscal quarter).

13.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following divisions: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems,

hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 79% and 82% of the Company’s net sales for the first quarter ended April 1, 2018 and March 26, 2017, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, appliances, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services. The Distribution segment contributed approximately 21% and 18% of the Company’s net sales for the first quarter ended April 1, 2018 and March 26, 2017, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended April 1, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$435,913	$115,919	$551,832
Intersegment sales	9,369	669	10,038
Total sales	445,282	116,588	561,870
Operating income	52,923	7,290	60,213

First Quarter Ended March 26, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$284,506	$60,921	$345,427
Intersegment sales	6,984	600	7,584
Total sales	291,490	61,521	353,011
Operating income	31,069	3,710	34,779

The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	Apr. 1, 2018	Mar. 26, 2017
Operating income for reportable segments	$60,213	$34,779
Unallocated corporate expenses	(11,328)	(6,679)
Amortization	(7,127)	(4,185)
Consolidated operating income	$41,758	$23,915

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

14.	STOCK REPURCHASE PROGRAMS

In January 2018, the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company's common stock over a 24-month period (the “2018 Repurchase Plan”) to replace the repurchase plan the Board previously approved in January 2016 that had expired in January 2018. In the first quarter of 2018, the Company repurchased 221,095 shares under the 2018 Repurchase Plan at an average price of $60.93 per share for a total cost of $13.5 million. Year-to-date through April 27, 2018, the Company repurchased 720,695 shares at an average price of $57.56 per share for a total cost of $41.5 million.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

15.	RELATED PARTY TRANSACTIONS

In the first quarter of 2018, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.3 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.2 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

16.	SUBSEQUENT EVENT
Dehco, Inc. (“Dehco”)
In April 2018, during the Company’s second fiscal quarter, the Company completed the acquisition of Dehco, a distributor and manufacturer of parts and accessories primarily for the RV market as well as the MH, marine and other industrial markets, for a net purchase price of approximately $53 million. Dehco’s primary products include flooring, kitchen and bath products, adhesives and sealants, electronics, appliances and accessories, LP tanks, and other related building materials. Dehco has operating facilities in Indiana, Oregon, Pennsylvania and Alabama.

The Dehco acquisition was funded under the Company’s Credit Facility. The Company is in the process of allocating the purchase consideration to the fair value of the assets acquired and expects to provide a summary in its Report on Form 10-Q for the second quarter ended July 1, 2018. The results of operations for Dehco will be included in the Company’s condensed consolidated financial statements from the date of acquisition and in the Manufacturing and the Distribution operating segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on pages 32 and 33 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended April 1, 2018 Compared to 2017

REVIEW BY BUSINESS SEGMENT
First Quarter Ended April 1, 2018 Compared to 2017
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first quarter of 2018 reflected a continuation of steady growth supported by positive demographic drivers in the recreational vehicle (“RV”) market, which includes growth in both towables and motorized units, and strong retail demand in the marine market. In addition, the positive sentiment exhibited by both RV dealers and manufacturers during the early spring industry retail and trade shows supports our belief in the sustainable long-term potential in this market and our anticipation of industry order levels consistent with recent seasonal trends as we move into the second quarter of 2018 and into the remainder of 2018. In the marine market, retail trends and demand patterns are strong as evidenced by a solid first quarter dealer show season with increased year over year traffic at almost all of the shows reporting. The manufactured housing (“MH”) market continued to reflect solid improvement for the quarter based on the growth rate in estimated wholesale industry shipments. Additionally, we see a continuation of improving conditions in the industrial markets, as evidenced by growth in new housing starts and increases in commercial construction and institutional furniture spending.

We anticipate that attractive demographics, strong retail trends, particularly in the outdoor leisure and recreational lifestyle markets, namely RV and marine, improving consumer credit, equity market strength, and consumer confidence will all have a significant role in the ongoing growth we project for the remainder of 2018 in the primary markets we serve.

RV Industry
The RV industry, which is our primary market and comprised 69% of the Company’s sales in the first quarter of 2018, continued to strengthen as evidenced by higher original equipment manufacturers (“OEM”) production levels and wholesale unit shipments versus the prior year. According to the Recreation Vehicle Industry Association (“RVIA”), wholesale shipment levels reached 137,086 units in the first quarter of 2018, representing an increase of approximately 13% versus the prior year period.

Leading the industry growth was the towables market, which includes travel trailers, fifth wheels, camping trailers and park models. According to the RVIA, towables represented 87% of industry wholesale unit shipments in the first quarter of 2018. In line with recent trends, travel trailer unit shipments led the way in towable market growth, increasing 17% in the first quarter of 2018 and comprising approximately 77% of all towables shipped year-to-date. Fifth wheels, which represented 21% of the towable market, increased 9% in the first quarter of 2018 versus the prior year period. The motorized sector of the industry, which represented 13% of all RV wholesale unit shipments in the first quarter of 2018, grew 7% compared to 2017. Wholesale unit shipments of Class B and C units, which are smaller, less expensive motorhomes, were up 5% in the first quarter of 2018 and comprised approximately 63% of the total motorized market. Wholesale unit shipments of Class A units, which are larger, more expensive models, increased 10% in the first quarter of

2018 compared to 2017. Demand for more affordable towables and motorhomes continues to grow significantly, reflecting in part industry demographic trends, with younger buyers entering the market.

Based on the most recent available industry-wide survey data from Statistical Surveys, Inc. (“SSI”), in the first quarter of 2018, combined domestic and Canadian RV retail unit sales were up 8% year-over-year. We generally see wholesale shipments exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the second and third quarter peaks.

As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand as OEMs and dealers are adding capacity where necessary to meet growing demand. We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the first quarter of 2018 increasing beyond the general industry results.
With first quarter 2018 wholesale unit shipments in the RV industry surpassing all prior shipment peaks, we continue to believe the future looks promising for the RV industry based on a number of factors including:

•	Attractive industry demographic trends with younger buyers entering the market and baby boomers reaching retirement age;

•	Readily available financing and improving consumer credit;

•	New and innovative products coming to market;

•	Increased strength in the overall economic environment, including lower unemployment rates, improving trends in wages, improving consumer confidence levels, and equity market conditions; and

•	The value of the travel and leisure lifestyle related to spending quality time with families.
On a macroeconomic level, as consumer confidence has generally trended higher over the last eight years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.
Marine Industry
As the marine industry embodies the similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry, the Company increased its focus and expanded its presence in this market through recent acquisitions and organic growth. The Company's combination of design, engineering, manufacturing and fabrication capabilities, along with its growing geographic footprint and comprehensive product offerings to its customers in the marine market, provides continuing opportunities for fully integrated solutions and additional content for the marine OEMs.

Sales to this industry represented approximately 8% of the Company's consolidated net sales in the first quarter of 2018, up approximately 225% over the first quarter of 2017. The Company’s sales to the marine industry primarily focus on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum, pontoon and ski & wake. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters.

Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. Based on currently available data per SSI, within the powerboat sector, fiberglass units accounted for approximately 40% of retail units, aluminum was 37%, pontoon was 19% and ski & wake was 4% for the first quarter of 2018. The Company's sales to the Marine industry are primarily focused on the powerboat sector in both the freshwater and saltwater markets. Although powerboat retail sales, as currently reported by SSI, were down slightly in the first quarter of 2018 versus 2017, the first quarter seasonality trend is consistent with the first quarter of 2017 and all indicators point toward another solid year in the marine industry based on low channel inventories and continued positive demographics trends.

MH Industry
The MH industry represented approximately 11% of the Company’s sales in the first quarter of 2018. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased by approximately 9% in the first quarter of 2018. We currently expect steady growth in this market for the remainder of 2018 with growth rates and seasonality consistent with recent years and believe we are well-positioned to capitalize on the upside potential of the MH market, especially given the increasing attractiveness of the single-family manufactured housing option and the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations, and our current content per unit levels.

In addition, we believe there is pent up demand being created and significant upside potential for this market in the long-term based on current economic trends including:

•	Multi-family housing capacity;

•	New home pricing; and

•	Improving credit and financing conditions.
Factors that may favorably impact production levels further in this industry include improving quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and improved conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market, which accounted for 12% of our sales in the first quarter of 2018, is comprised primarily of the kitchen cabinet industry, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. This market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales increased 64% in the first quarter of 2018 compared to 2017, reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions and new product development, and the penetration of adjacent markets and new geographic regions. Additionally, the Company has targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, and office, medical, and institutional furnishings markets.
We estimate approximately 48% of our industrial revenue base was directly tied to the residential housing market in the first quarter of 2018 where new housing starts increased approximately 8% compared to the prior year period (as reported in a U.S. Department of Commerce release dated April 17, 2018), with single and multi-family residential housing starts, in total, up 7% and 11%, respectively. The remaining 52% of our industrial business is directly tied to the non-residential and commercial markets, mainly in the retail fixture, institutional and commercial furnishings markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months. In addition, the Company's sales in the first quarter of 2018 benefited from market share gains, particularly in the commercial and hospitality markets.
The Company believes that projected continued low interest rates, overall expected economic improvement, and pent up demand are some of the drivers that will continue to positively impact the housing industry for the next several years.
Outlook
In general, the primary markets that we serve experienced steady growth in the first quarter of 2018 compared to the prior year, and we expect to see continued growth throughout the remainder of 2018 with full year seasonal patterns tracking trends consistent with the prior year. While the ongoing trend involving a shift in buying patterns towards smaller and more moderately priced towables and motorized units in the RV market continues to moderately impact the Company's overall dollar content per unit growth in the short-term, the Company views this shift as a positive indicator of a broadening consumer base and an opportunity for long-term industry growth. As the RV lifestyle continues to attract new buyers to the market, the RVIA has forecasted that RV wholesale unit shipment levels in 2018 will increase approximately 7% when compared to the full year 2017 supported by strong retail sales and favorable demographic patterns. In addition, we are currently forecasting low double-digit growth rates in MH wholesale unit shipments for fiscal 2018 reflecting the improvement in single-family residential housing starts. As it relates to the marine market, we currently estimate 2018 retail unit growth in the powerboat sector of approximately 3% to 5%. The National Association of Home Builders (per its

housing and interest rate forecast as of April 6, 2018) is currently forecasting an approximate 5% year-over-year increase in new housing starts in 2018 compared to 2017.

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
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2018 includes expenditures of up to approximately $25 million related primarily to the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, facility expansion costs outside of our core Midwest markets, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.
REVIEW OF CONSOLIDATED OPERATING RESULTS

First Quarter Ended April 1, 2018 Compared to 2017
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
	Apr. 1, 2018	Mar. 26, 2017
Net sales	100.0%	100.0%
Cost of goods sold	82.3	83.3
Gross profit	17.7	16.7
Warehouse and delivery expenses	3.1	3.0
Selling, general and administrative expenses	5.8	5.5
Amortization of intangible assets	1.3	1.2
Operating income	7.6	6.9
Interest expense, net	0.8	0.6
Income taxes	1.3	1.3
Net income	5.4	5.1

Net Sales. Net sales in the first quarter of 2018 increased $206.4 million or 60% to $551.8 million from $345.4 million in the first quarter of 2017. The Company's net sales increased in all of its four primary markets as evidenced by increases of 53% in RV, 225% in marine, 43% in MH, and 64% in industrial. Approximately one-half of the consolidated net sales increase reflected the revenue contribution of four acquisitions completed in the first quarter of 2018 and the incremental revenue contributions of the acquisitions completed in 2017. In the first quarter of 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $12.6 million and $0.3 million, respectively. The other half of the consolidated net sales increase in 2018 was attributable to: (i) increased penetration including geographic and products expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.

In the first quarter of 2018, we acquired Metal Moulding Corporation, Aluminum Metals Company, LLC, IMP Holdings, LLC d/b/a/ Indiana Marine Products, and Collins & Company, Inc. In the first quarter of 2017, we acquired Medallion Plastics, Inc.

The Company’s RV content per unit (on a trailing twelve-month basis) for the first quarter of 2018 increased approximately 17% to $2,414 from $2,063 for the first quarter of 2017. The MH content per unit (on a trailing twelve-month basis) for the first quarter of 2018 increased approximately 18% to $2,382 from $2,015 for the first quarter of 2017.

The RV industry, which represented 69% of the Company’s sales in the first quarter of 2018, experienced wholesale unit shipments increase by approximately 13% compared to 2017. The MH industry, which represented 11% of the Company’s sales in the first quarter of 2018, experienced a 9% increase in wholesale unit shipments compared to the first quarter of 2017. Revenues from the marine industry represented 8% of the Company's sales in first quarter of 2018 and powerboat retail sales were down slightly in the first quarter of 2018 versus 2017. The industrial market sector accounted for approximately 12% of the Company’s sales in the first quarter of 2018. We estimate that approximately 48% of our industrial revenue base was directly tied to the residential housing market in the first quarter of 2018, which experienced an increase in new housing starts of approximately 8% compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $166.2 million or 58% to $454.1 million in the first quarter of 2018 from $287.9 million in 2017. As a percentage of net sales, cost of goods sold decreased during the first quarter of 2018 to 82.3% from 83.3% in 2017.

Cost of goods sold as a percentage of net sales was positively impacted during the first quarter of 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2018 and the addition of new higher margin product lines; and (iii) the ongoing deployment of strategic capital investments and labor initiatives to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies. Partially offsetting the decline in cost of goods sold as a percentage of net sales was the impact of higher labor costs related to tight labor markets, particularly in the Midwest. In addition, our cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain more commodity-oriented raw materials and other products that we utilize and distribute.
Gross Profit. Gross profit increased $40.3 million or 70%, to $97.8 million in the first quarter of 2018 from $57.5 million in 2017. As a percentage of net sales, gross profit increased to 17.7% in the first quarter of 2018 from 16.7% in the same period in 2017. The improvement in gross profit dollars and the impact to the percentage of net sales in the first quarter of 2018 compared to 2017 reflected the impact of the factors discussed above under “Cost of Goods Sold”.

Economic or industry-wide factors affecting the profitability of our RV, MH, marine and industrial businesses include the costs of commodities and the labor used to manufacture our products as well as the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to raise the selling prices to our customers for our products by corresponding amounts. Historically, we have generally been able to pass along cost increases to customers.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $6.7 million or 65%, to $17.0 million in the first quarter of 2018 from $10.3 million in 2017. As a percentage of net sales, warehouse and delivery expenses increased to 3.1% in the first quarter of 2018 from 3.0% in 2017.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $12.7 million or 67%, to $31.8 million in the first quarter of 2018 from $19.1 million in 2017. As a percentage of net sales, SG&A expenses were 5.8% in the first quarter of 2018 compared to 5.5% in the first quarter of 2017.

The increase in SG&A expenses as a percentage of net sales in the first quarter of 2018 compared to the prior year period primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2018 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2017 and 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $2.9 million in the first quarter of 2018 compared to prior year, primarily reflecting the impact of acquisitions completed in 2017 and in the first three months of

2018. In the aggregate, in conjunction with the 2017 and 2018 acquisitions, the Company recognized an estimated $141.8 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income increased $17.9 million or 75%, to $41.8 million in the first quarter of 2018 from $23.9 million in 2017. As a percentage of net sales, operating income was 7.6% in the first quarter of 2018 versus 6.9% in the same period in 2017. Operating income in the first quarter of 2018 included $1.3 million attributable to the acquisitions completed in that period. Operating income associated with the business acquired in the first quarter of 2017 was immaterial. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $2.4 million to $4.4 million in the first quarter of 2018 from $2.0 million in the prior year. The increase in interest expense primarily reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the first quarter of 2018.

Income Taxes. For the first quarter of 2018, the effective tax rate was 19.6% compared to 20.2% in the comparable 2017 period. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation of $2.1 million and $3.7 million that were recorded as a reduction to income tax expense upon realization in the first quarter of 2018 and 2017, respectively. Exclusive of the impact relating to the share-based payment awards in the first three months of 2018 and any additional impact in the remainder of 2018, we anticipate our full year 2018 effective tax rate to be approximately 25%.

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

Net Income. Net income for the first quarter of 2018 was $30.1 million or $1.20 per diluted share compared to $17.5 million or $0.75 per diluted share for 2017. The changes in net income for the first quarter of 2018 reflect the impact of the items previously discussed.
In addition, net income includes the impact of the recognition of excess tax benefits on share-based compensation of $2.1 million and $3.7 million, in the first quarter of 2018 and 2017, respectively, that was discussed above under “Income Taxes”.
Net income per share on a basic and diluted basis in the first quarter of 2018 also reflects the impact of the increase in weighted average shares outstanding as a result of the common stock offering completed in March 2017.
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

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, appliances, fiber reinforced polyester products, cement siding, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services.

First Quarter Ended April 1, 2018 Compared to 2017

General

In the discussion that follows, sales attributable to the Company’s operating segments include intersegment sales and gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation of consolidated operating income is presented in Note 13 to the Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	Apr. 1, 2018	Mar. 26, 2017
Sales
Manufacturing	$445,282	$291,490
Distribution	116,588	61,521

Gross Profit
Manufacturing	81,587	48,059
Distribution	17,874	10,483

Operating Income
Manufacturing	52,923	31,069
Distribution	7,290	3,710

Manufacturing

Sales. Sales increased $153.8 million or 53%, to $445.3 million in the first quarter of 2018 from $291.5 million in 2017. This segment accounted for approximately 79% of the Company’s consolidated net sales for the first quarter of 2018 and 82% for the first quarter of 2017. The sales increase in the first quarter of 2018 largely reflected an increase in revenue from all four of the Company's primary markets.

Revenue in the first quarter of 2018 included $10.3 million related to the three manufacturing acquisitions completed in the first quarter of 2018. The sales improvement in the first quarter of 2018 is also attributable to: (i) increased RV, MH, marine and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts. Revenue in the first quarter of 2017 included $0.3 million attributable to the business acquired in that period.

Gross Profit. Gross profit increased $33.5 million or 70%, to $81.6 million in the first quarter of 2018 from $48.1 million in the first quarter of 2017. As a percentage of sales, gross profit increased to 18.3% in the first quarter of 2018 from 16.5% in 2017.

Gross profit was positively impacted during the first quarter of 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2018 and the addition of new higher margin product lines; and (iii) the ongoing deployment of strategic capital investments and labor initiatives to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies. The impact of higher labor costs related to tight labor markets, particularly in the Midwest, partially offset the improvement in gross profit as a percentage of net sales resulting from the factors discussed above.

Operating Income. Operating income increased $21.8 million to $52.9 million in the first quarter of 2018 from $31.1 million in the prior year. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in the first quarter of 2018 included $1.2 million attributable to the three manufacturing acquisitions completed in the first quarter of 2018. Operating income in the first quarter of 2017 associated with the business acquired in that period was immaterial.

Distribution

Sales. Sales increased $55.1 million or 90%, to $116.6 million in the first quarter of 2018 from $61.5 million in 2017. This segment accounted for approximately 21% of the Company’s consolidated net sales for the first quarter of 2018 and 18% for the first quarter of 2017. The sales increase in the first quarter of 2018 largely reflected an increase in revenue from all four of the Company's primary markets.

Revenue in the first quarter of 2018 included $2.3 million related to the one distribution acquisition completed in the first quarter of 2018. The acquisition completed in the first quarter of 2017 was related to the Manufacturing segment, and therefore there was no impact from this acquisition on revenues in the Distribution segment.

Gross Profit. Gross profit increased $7.4 million to $17.9 million in the first quarter of 2018 from $10.5 million in the first quarter of 2017. As a percentage of sales, gross profit decreased to 15.3% in the first quarter of 2018 from 17.0% in 2017, primarily reflecting an increase in the percentage of direct shipment sales from the Company's vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

Operating Income. Operating income increased $3.6 million to $7.3 million in the first quarter of 2018 from $3.7 million in the prior year. Operating income in the first quarter of 2018 included $0.1 million related to the one distribution acquisition completed in the first quarter of 2018. The acquisition completed in the first quarter of 2017 was related to the Manufacturing segment, and therefore there was no impact from this acquisition on operating income in the Distribution segment. The overall net improvement in operating income in the first quarter of 2018 primarily reflects the items discussed above.

Unallocated Corporate Expenses
Unallocated corporate expenses in the first quarter of 2018 increased $4.6 million to $11.3 million from $6.7 million in the comparable prior year period. Unallocated corporate expenses in the first quarter of 2018 and 2017 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with 2018 and 2017 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities
Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities, borrowings under our Credit Facility (as defined herein), and proceeds from other financing activities. Principal uses of cash are to support working capital demands, meet debt service requirements and support capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Net cash provided by operating activities was $25.8 million in the first three months of 2018 compared to cash outflows of $10.9 million in 2017. Net income was $30.1 million in the first three months of 2018 compared to $17.5 million in 2017.

Net of acquisitions, trade receivables increased $48.4 million in the first three months of 2018 and $53.1 million in the same period of 2017, reflecting increased sales levels and normal seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2018, 2017 and 2016 as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of approximately $22.8 million and $23.5 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended April 1, 2018 and March 26, 2017, respectively.

Inventories, net of acquisitions, increased $8.6 million and $5.4 million in the first three months of 2018 and 2017, respectively, primarily reflecting the post-acquisition sales and inventory increases associated with recent acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $34.2 million net increase in accounts payable, accrued liabilities and other in the first three months of 2018 and the $16.0 million net increase in the comparable 2017 period, primarily reflected the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $52,000 in the first three months of 2018. For the comparable period in 2017, the Company paid income taxes of $0.3 million. Due to the timing of tax payments, the Company paid an additional $3.7 million in income taxes in April 2018 (the beginning of the 2018 second fiscal quarter) and $6.2 million in April 2017 (the beginning of the 2017 second fiscal quarter).

Investing Activities
Investing activities used cash of $103.5 million in the first three months of 2018, primarily to fund the four acquisitions acquired in that period for $95.9 million in the aggregate, and for capital expenditures of $7.6 million. Investing activities used cash of $13.6 million in the first three months of 2017 primarily to fund the business acquired in that period for $10.1 million and for capital expenditures of $3.5 million. In addition, in April 2018 (the second fiscal quarter of 2018), the Company used cash of $53 million for the acquisition of Dehco, Inc. See Note 16 to the Condensed Consolidated Financial Statements for additional details.

Our current operating model forecasts capital expenditures for fiscal 2018 of up to $25 million related primarily to facility expansion costs outside of our core Midwest market, strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, and other strategic capital and maintenance improvements.

Financing Activities
Net cash flows provided by financing activities were $75.0 million in the first three months of 2018 compared to $29.0 million in the comparable 2017 period.

In January 2018, the Company issued $172.5 million aggregate principal amount of its 1.00% Convertible Senior Notes due 2023 (the "Convertible Notes"), raising $167.5 million in net proceeds, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company. In connection with the offering, the Company entered into convertible note hedge transactions and warrant transactions, receiving proceeds of $18.1 million related to the warrant transactions. The Company used the net proceeds from the offering and the warrant transactions to pay $31.5 million associated with the cost of the convertible note hedge transactions and to reduce borrowings under the Revolver. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional details.

Net repayments on the 2015 Revolver were $58.8 million and $60.7 million, in the aggregate, in the first three months of 2018 and 2017, respectively. Stock repurchases were $13.5 million in the first three months of 2018 with no comparable amount in 2017. In April 2018 (the Company's second fiscal quarter), stock repurchases were $28.0 million. See Note 14 to the Condensed Consolidated Financial Statements for additional details.

In March 2017, the Company completed a public offering of 2,025,000 shares of its common stock. The net proceeds from the offering of $93.3 million were used to pay down a portion of the Company's outstanding indebtedness. In accordance with its scheduled debt service requirements, the Company paid down $3.9 million in principal on its Term Loan in the first three months of 2018, and $3.9 million on March 28, 2017 (beginning of the 2017 fiscal second quarter).

Capital Resources

Credit Facility
The Company's Amended and Restated Credit Agreement, dated as of April 28, 2015, with Wells Fargo Bank, National Association, as Administrative Agent and a lender (“Wells Fargo”), and the lenders party thereto, as amended (the “Credit Agreement”), provides for a $417.3 million revolving credit loan (the “Revolver”) and up to an $82.7 million term loan (the “Term Loan” and, together with the Revolver, the “Credit Facility”). The Credit Agreement has a maturity date of March 17, 2022. The Revolver amount reflects an amendment to the Credit Agreement on January 29, 2018, which increased the Revolver to $417.3 million. The Credit Agreement is secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors.

At April 1, 2018, the Company had $63.0 million outstanding under the Term Loan and $228.6 million under the Revolver.

Pursuant to the Credit Agreement, the financial covenants include: (a) a required maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

As of and for the April 1, 2018 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of April 1, 2018 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	1.96
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.90

Additional information regarding (1) certain definitions, terms and reporting requirements included in the Credit Agreement; (2) the interest rates for borrowings at April 1, 2018; and (3) the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

Convertible Senior Notes
In January 2018, the Company issued the Convertible Notes. The total debt discount at closing of $36.0 million represented (1) the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes or $31.9 million plus (2) the debt discount portion of the issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The unamortized portion of the debt discount as of April 1, 2018 was $34.7 million.
The net proceeds from the issuance of the Convertible Notes were approximately $167.5 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company, but before deducting the net cost of the convertible note hedge and warrant transactions described in Note 10 to the Condensed Consolidated Financial Statements. The Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually on February 1 and August 1 of each year at an annual rate of 1.00%. The Convertible Notes will mature on February 1, 2023 unless earlier repurchased or converted in accordance with their terms.
Additional information regarding (1) the timing of interest payments and the annual rate; and (2) the conversion features and conditions of the convertibility of the notes into cash, shares of common stock of the Company, or a combination thereof, is included in Note 9 to the Condensed Consolidated Financial Statements.

Summary of Liquidity and Capital Resources
The Company's primary sources of liquidity are cash flow from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the Credit Facility. Principal uses of cash are to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Borrowings under the Revolver and the Term Loan under the Credit Facility, which are subject to variable rates of interest, were subject to a maximum total borrowing limit of $450.0 million (effective January 1, 2018 to January 28, 2018), and of $500.0 million (effective January 29, 2018). For the first three months of 2018 and for the fiscal year ended December 31, 2017, we were in compliance with all of our debt covenants under the terms of the Credit Agreement. As of April 1, 2018, the unused availability under the Revolver, net of cash on hand, was $186.5 million.

The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its Credit Facility will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of our short-term and long-term liquidity needs.

The ability to access unused borrowing capacity under the Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the Credit Agreement. Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, marine and MH industries, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.

CRITICAL ACCOUNTING POLICIES

In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (commonly referred to as “Topic 606”). As discussed in Notes 2 and 3 to the Condensed Consolidated Financial Statements, the adoption of the new revenue standard did not have a material impact on the Company's revenues, results of operations or financial position nor its revenue recognition accounting policy. There have been no other material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations under Credit Agreement
At April 1, 2018, our total debt obligations under our Credit Agreement were under either LIBOR-based or Base rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.9 million, assuming average borrowings, including the Term Loan, subject to variable rates of $291.6 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the Term Loan) at April 1, 2018 subject to variable rates.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first three months of 2018. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended April 1, 2018 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (3)
Jan. 1 - Jan. 28, 2018	—	$—	—	$50,000,000
Jan. 29 - March 4, 2018	191,252	61.06	150,000	40,907,966
March 5 - April 1, 2018	71,551	61.57	71,095	36,529,505
	262,803		221,095

(1) Includes 41,252 shares and 456 shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees in the January 29 to March 4, 2018 and the March 5 to April 1, 2018 periods, respectively.
(2) Includes commissions paid to repurchase shares as part of a publicly announced plan or program.
(3) In January 2018, the Board approved a new stock repurchase program that authorizes the repurchase of up to $50 million of the Company's common stock over a 24-month period (the “2018 Repurchase Plan”) to replace the repurchase plan the Board previously approved in January 2016 that had expired in January 2018. In the first quarter of 2018, the Company repurchased 221,095 shares under the 2018 Repurchase Plan at an average price of $60.93 per share for a total cost of $13.5 million. Year-to-date through April 27, 2018, the Company has repurchased 720,695 shares at an average price of $57.56 per share for a total cost of $41.5 million.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 10, 2018	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 10, 2018	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer