Form 10-Q
period 2018-07-01
PATRICK INDUSTRIES INC
filed 2018-08-09
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
As of July 27, 2018, there were 24,531,982 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	July 1, 2018	Dec. 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$104	$2,767
Trade receivables, net	131,691	77,784
Inventories	235,127	175,270
Prepaid expenses and other	17,766	18,132
Total current assets	384,688	273,953
Property, plant and equipment, net	158,515	118,486
Goodwill	255,874	208,044
Intangible assets, net	386,540	263,467
Deferred financing costs, net	4,025	2,184
Other non-current assets	478	510
TOTAL ASSETS	$1,190,120	$866,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$6,250	$15,766
Accounts payable	108,702	84,109
Accrued liabilities	57,661	36,550
Total current liabilities	172,613	136,425
Long-term debt, less current maturities, net	576,298	338,111
Deferred tax liabilities, net	21,342	13,640
Other long-term liabilities	16,247	7,783
TOTAL LIABILITIES	786,500	495,959
SHAREHOLDERS’ EQUITY
Common stock	161,648	163,196
Additional paid-in-capital	25,552	8,243
Accumulated other comprehensive income	63	66
Retained earnings	216,357	199,180
TOTAL SHAREHOLDERS’ EQUITY	403,620	370,685
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,190,120	$866,644

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
NET SALES	$604,879	$407,145	$1,156,711	$752,572
Cost of goods sold	490,087	335,645	944,165	623,523
GROSS PROFIT	114,792	71,500	212,546	129,049
Operating Expenses:
Warehouse and delivery	18,723	11,083	35,751	21,426
Selling, general and administrative	33,874	21,893	65,715	40,999
Amortization of intangible assets	9,140	4,817	16,267	9,002
Total operating expenses	61,737	37,793	117,733	71,427
OPERATING INCOME	53,055	33,707	94,813	57,622
Interest expense, net	6,264	2,010	10,642	4,024
Income before income taxes	46,791	31,697	84,171	53,598
Income taxes	11,931	10,437	19,243	14,871
NET INCOME	$34,860	$21,260	$64,928	$38,727

BASIC NET INCOME PER COMMON SHARE (1)	$1.44	$0.86	$2.65	$1.63
DILUTED NET INCOME PER COMMON SHARE (1)	$1.42	$0.85	$2.62	$1.60

Weighted average shares outstanding - Basic (1)	24,202	24,600	24,472	23,759
Weighted average shares outstanding - Diluted (1)	24,515	24,990	24,812	24,185

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, for the second quarter and six months ended June 25, 2017, have been retroactively adjusted to reflect the impact of the three-for-two stock split paid on December 8, 2017.

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	July 1, 2018	June 25, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,928	$38,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,439	15,778
Stock-based compensation expense	7,369	5,117
Amortization of convertible notes debt discount	2,865	—
Deferred income taxes	(1,020)	(1,655)
Other non-cash items	(542)	340
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(29,360)	(52,899)
Inventories	(9,578)	(5,432)
Prepaid expenses and other assets	5,983	1,790
Accounts payable, accrued liabilities and other	25,133	17,953
Net cash provided by operating activities	91,217	19,719
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,067)	(8,774)
Business acquisitions	(264,436)	(83,604)
Other investing activities	80	44
Net cash used in investing activities	(278,423)	(92,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	36,981	—
Term debt repayments	(5,191)	(3,941)
Borrowings on revolver	782,858	226,810
Repayments on revolver	(725,355)	(235,312)
Stock repurchases under buyback program	(54,085)	—
Proceeds from convertible notes offering	172,500	—
Purchase of convertible notes hedges	(31,481)	—
Proceeds from sale of warrants	18,147	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,588)	(3,025)
Proceeds from public offering of common stock, net of expenses	—	93,312
Payment of deferred financing/debt issuance costs	(7,269)	(995)
Other financing activities	26	923
Net cash provided by financing activities	184,543	77,772
Increase (decrease) in cash and cash equivalents	(2,663)	5,157
Cash and cash equivalents at beginning of year	2,767	6,449
Cash and cash equivalents at end of period	$104	$11,606

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of July 1, 2018 and December 31, 2017, and its results of operations and cash flows for the three and six months ended July 1, 2018 and June 25, 2017.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended July 1, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The number of shares and per share amounts for the second quarter and six months ended June 25, 2017 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.

In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended July 1, 2018, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 14 for an event that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will require that an entity recognize lease assets and lease liabilities on its balance sheet for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retroactive basis. Early adoption is permitted. In 2017, the Company established an implementation team to develop a plan to assess changes to processes and systems necessary to adopt the new standard. The Company continues to evaluate this standard and expects to complete its analysis in the fourth quarter of 2018. The adoption of this new accounting standard is expected to have a material impact on the reporting of lease assets and lease liabilities on the condensed consolidated statements of financial position related to lease arrangements and is not expected to have a material impact on the condensed consolidated statements of financial position as a whole or on the results of operations or cash flows.

Stock Compensation
In May 2017, the FASB issued a new accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting related to changes to such awards. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted this new standard as of January 1, 2018 as required, and since it does not have a history of modifying share-based payment awards, has determined that the updated requirements did not have an impact on its condensed consolidated financial statements for the periods presented.

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

Definition of a Business
In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2017 and may be applied on a retrospective basis with early adoption permitted. The Company adopted this new standard as of January 1, 2018 as required and determined that its implementation did not have a material impact on the Company's condensed consolidated financial statements for the periods presented.

3.	REVENUE RECOGNITION
Effective January 1, 2018, the Company adopted FASB Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (commonly referred to as "Topic 606"), which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive. The Company adopted Topic 606 using the modified retrospective method and applied it to those contracts which were not completed as of the adoption date. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or revenues as of the adoption date.
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
Disaggregation of Revenue
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable operating segments:

	Second Quarter Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$291,783	$103,379	$395,162
Manufactured Housing	43,663	26,671	70,334
Industrial	64,785	9,776	74,561
Marine	62,731	2,091	64,822
Total	$462,962	$141,917	$604,879

	Six Months Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$585,008	$188,445	$773,453
Manufactured Housing	82,978	49,612	132,590
Industrial	123,461	16,795	140,256
Marine	107,427	2,985	110,412
Total	$898,874	$257,837	$1,156,711
`
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

(thousands)	July 1, 2018	At Adoption
Receivables, which are included in trade receivables, net	$127,248	$75,926
Contract liabilities	1,434	1,310

Significant changes in the contract liabilities balance during the six months ended July 1, 2018 are as follows:

(thousands)	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(654)
Increases due to cash received, excluding amounts recognized as revenue during the period	602
Accrued customer deposits related to business combinations	176
Transaction Price Allocated to the Remaining Performance Obligation
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company does not have material contracts that have original expected durations of more than one year.

4.	INVENTORIES
Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	July 1, 2018	Dec. 31, 2017
Raw materials	$124,970	$96,846
Work in process	13,596	10,720
Finished goods	28,179	22,936
Less: reserve for inventory obsolescence	(4,269)	(3,087)
Total manufactured goods, net	162,476	127,415
Materials purchased for resale (distribution products)	74,664	49,392
Less: reserve for inventory obsolescence	(2,013)	(1,537)
Total materials purchased for resale (distribution products), net	72,651	47,855
Total inventories	$235,127	$175,270

5.	GOODWILL AND INTANGIBLE ASSETS

The Company acquired intangible assets in various acquisitions in 2017 and through the first six months of 2018 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018 and 2017 acquisitions with the exception of the acquisitions of Marine Accessories Corporation and Leisure Product Enterprises, LLC in 2018 and 2017, respectively. See Note 6 for further details. Goodwill and intangible assets are allocated to the Company’s reporting units at the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the first six months ended July 1, 2018 and June 25, 2017 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets.
Goodwill
Changes in the carrying amount of goodwill for the six months ended July 1, 2018 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2017	$179,471	$28,573	$208,044
Acquisitions	38,787	10,744	49,531
Adjustment to prior year preliminary purchase price allocation	(1,722)	21	(1,701)
Balance - July 1, 2018	$216,536	$39,338	$255,874
Intangible Assets
Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of July 1, 2018, the remaining intangible assets balance of $386.5 million is comprised of $78.9 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $307.6 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from three to 19 years.

For the finite-lived intangible assets attributable to the 2018 acquisitions, the useful life pertaining to non-compete agreements was three years for Aluminum Metals Company, LLC and five years for Metal Moulding Corporation, Indiana Marine Products, Collins & Company, Inc., Dehco, Inc., Dowco, Inc., and Marine Accessories Corporation. The useful life pertaining to customer relationships for all of the 2018 acquisitions is anticipated to be 10 years.
Amortization expense for the Company’s intangible assets in the aggregate was $16.3 million and $9.0 million for the six months ended July 1, 2018 and June 25, 2017, respectively.
Intangible assets, net consist of the following as of July 1, 2018 and December 31, 2017:

(thousands)	July 1, 2018	Weighted Average Useful Life (in years)	Dec. 31, 2017	Weighted Average Useful Life (in years)
Customer relationships	$354,714	10.1	$239,053	10.2
Non-compete agreements	20,816	4.6	15,564	4.2
Trademarks	78,875	Indefinite	60,448	Indefinite
	454,405		315,065
Less: accumulated amortization	(67,865)		(51,598)
Intangible assets, net	$386,540		$263,467

Changes in the carrying value of intangible assets for the six months ended July 1, 2018 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2017	$220,540	$42,927	$263,467
Acquisitions	101,085	36,200	137,285
Amortization	(12,702)	(3,565)	(16,267)
Adjustment to prior year preliminary purchase price allocation	2,070	(15)	2,055
Balance - July 1, 2018	$310,993	$75,547	$386,540

6.	ACQUISITIONS

General
The Company completed seven acquisitions involving 11 companies in the first six months of 2018 and seven acquisitions involving 13 companies in 2017, including two acquisitions in the first six months of 2017. Each of the acquisitions was funded through borrowings under the Company’s credit facility in effect at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018 acquisitions with the exception of Marine Accessories Corporation. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2017 acquisitions with the exception of Leisure Product Enterprises, LLC for which goodwill is expected to be partially deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the second quarter ended July 1, 2018, revenue and operating income of approximately $65.0 million and $7.2 million, respectively, were included in the Company's condensed consolidated statements of income relating to the 11 businesses acquired in the first six months of 2018. The first six months of 2018 included revenue and operating income of approximately $77.6 million and $8.5 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with the businesses acquired in the first six months of 2018 were immaterial.

For the second quarter ended June 25, 2017, revenue and operating income of approximately $18.1 million and $2.0 million was included in the Company’s condensed consolidated statements of income relating to the four businesses acquired in the first six months of 2017. The first six months of 2017 included revenue and operating income of approximately $18.4 million and $2.0 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with the businesses acquired in the first six months of 2017 were immaterial.

Contingent Consideration

In connection with certain 2018 and 2017 acquisitions as noted below, if certain financial targets for the acquired businesses are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments. As required, the liability for the contingent consideration associated with each of these acquisitions will be measured quarterly at fair value and the Company could record adjustments in future periods.

The aggregate fair value of the estimated contingent consideration payments was $13.3 million, which is included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of July 1, 2018. The liability for continent consideration expires at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $19.8 million in the aggregate.

2018 Acquisitions

Metal Moulding Corporation (“MMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Madison, Tennessee-based MMC, a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components, for a net initial purchase price of $19.9 million, plus subsequent contingent consideration over a one-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $1.4 million, which is included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of July 1, 2018.
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
Aluminum Metals Company, LLC (“AMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based AMC, a manufacturer and distributor of aluminum products including coil, fabricated sheets and extrusions, in addition to roofing products, primarily for the recreational vehicle (“RV”), industrial, and marine markets, for a net purchase price of $17.8 million.
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

IMP Holdings, LLC d/b/a Indiana Marine Products (“IMP”)
In March 2018, the Company completed the acquisition of the business and certain assets of Angola, Indiana-based IMP, a manufacturer and distributor of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market, for a net initial purchase price of $18.2 million, plus subsequent contingent consideration payments over a three-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $7.9 million, which is included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of July 1, 2018.
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
Dehco, Inc. (“Dehco”)
In April 2018, the Company completed the acquisition of Dehco, a distributor and manufacturer of flooring, kitchen and bath products, adhesives and sealants, electronics, appliances and accessories, LP tanks, and other related building materials, primarily for the RV market as well as the manufactured housing (“MH”), marine and other industrial markets, for a net purchase price of $53.2 million. Dehco has operating facilities in Indiana, Oregon, Pennsylvania and Alabama.
The results of operations for Dehco are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Dowco, Inc. (“Dowco”)
In May 2018, the Company completed the acquisition of Dowco, a designer and manufacturer of custom designed boat covers and bimini tops, full boat enclosures, mounting hardware, and other accessories and components for the marine market, for a net purchase price of $57.7 million. Dowco has operating facilities in Wisconsin, Missouri, Indiana, and Minnesota.
The results of operations for Dowco are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Marine Accessories Corporation (“MAC”)
In June 2018, the Company completed the acquisition of Maryville, Tennessee-based MAC, a manufacturer, distributor and aftermarket supplier of custom tower and canvas products and other related accessories to OEMs, dealers, retailers and distributors within the marine market, as well as direct to consumers, for a net purchase price of $57.6 million.
The results of operations for MAC are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

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
Leisure Product Enterprises, LLC (“LPE”)
In April 2017, the Company acquired 100% of the membership interests of LPE for a net purchase price of $73.3 million. LPE is comprised of three complementary manufacturing companies primarily serving the marine and industrial markets: Marine Electrical Products, located in Lebanon, Missouri, supplies marine OEMs with fully-assembled boat dash and helm assemblies, including electrical wire harnesses as well as custom parts and assemblies for the industrial, commercial, and off-road vehicle markets; Florida Marine Tanks, located in Henderson, North Carolina, supplies aluminum fuel and holding tanks for marine and industrial customers; and Marine Concepts/Design Concepts, with facilities located in Sarasota, Florida and Cape Coral, Florida, designs, engineers and manufactures CNC plugs, open and closed composite molds, and CNC molds for fiberglass boat manufacturers.

The results of operations for LPE are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2018, and resulted in changes from previously reported estimated amounts as of December 31, 2017 that include a $0.6 million decrease to goodwill and $0.9 million increase to intangible assets, the net of which was offset by a $0.3 million increase to the deferred tax liability. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2018.
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

Baymont, Inc. (“Baymont”)
In September 2017, the Company acquired the business and certain assets of Baymont, a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the MH and industrial markets, for a net initial purchase price of $3.3 million, plus subsequent contingent consideration payments over a six-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $5.1 million at the date of acquisition, which was included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of December 31, 2017. In the first six months of 2018, the fair value estimate of the contingent consideration was adjusted by $1.1 million to $4.0 million. Baymont has operating facilities located in Golden, Mississippi and Belmont, Mississippi.
The results of operations for Baymont are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first six months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $2.0 million decrease to goodwill and a $0.9 million increase to other intangible assets, the net of which corresponded to the adjustment noted above to the fair value estimate of the contingent liability.

Indiana Transport, Inc. (“Indiana Transport”)
In November 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Indiana Transport, a transportation and logistics service provider primarily to OEMs and dealers in the RV market, for a net purchase price of $58.8 million.
The results of operations for Indiana Transport are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first six months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $0.6 million increase to accounts payable and accrued liabilities.
LMI, Inc. and Related Companies (collectively, “LMI”)
In November 2017, the Company acquired LMI, a designer, fabricator, and installer of specialty glass, mirror, bath and closet building products to residential housing and commercial high-rise builders, general contractors, retailers, and RV manufacturers in the U.S., for a net purchase price of $80.9 million. LMI is headquartered in Ontario, California and operates six manufacturing and distribution centers in California and Nevada and an additional manufacturing facility in China.
The results of operations for LMI are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first six months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $1.4 million increase to goodwill.
Nickell Moulding Company, Inc. (“Nickell”)
In December 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Nickell, a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets, for a net purchase price of $12.6 million.
The results of operations for Nickell are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first six months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $0.2 million decrease to trade receivables, a $0.4 million decrease to goodwill, and a $0.4 million increase to inventories, the net of which was partially offset by a $0.5 million decrease to accounts payable and accrued liabilities.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2018
MMC (1)	$1,474	$2,324	$3,000	$—	$10,626	$4,618	$789	$—	$21,253
AMC	3,966	5,631	4,000	39	5,350	1,243	2,462	—	17,767
IMP (2)	1,962	4,286	1,100	13	17,997	3,659	2,899	—	26,118
Collins	2,964	9,922	1,125	19	22,000	6,644	2,667	—	40,007
Dehco	4,680	16,802	14,175	2,101	14,200	4,100	2,824	—	53,234
Dowco	4,592	4,410	5,910	1,869	34,379	10,557	3,991	—	57,726
MAC	2,804	6,606	8,000	1,613	32,733	18,710	4,487	8,373	57,606
2018 Totals	$22,442	$49,981	$37,310	$5,654	$137,285	$49,531	$20,119	$8,373	$273,711

2017
Medallion	$2,233	$2,605	$1,713	$118	$3,100	$1,342	$1,200	$—	$9,911
LPE	5,848	5,162	9,225	337	33,275	39,945	6,358	14,140	73,294
Wire Design	615	437	555	21	5,590	4,052	491	—	10,779
Baymont (3)	—	1,169	1,750	—	3,166	1,232	62	—	7,255
Indiana Transport	6,379	—	3,550	1,309	31,375	19,293	3,116	—	58,790
LMI	11,222	9,086	4,000	994	36,110	27,937	8,470	—	80,879
Nickell	1,762	1,550	933	—	6,179	2,852	681	—	12,595
Other	—	250	2,508	—	—	828	124	—	3,462
2017 Totals	$28,059	$20,259	$24,234	$2,779	$118,795	$97,481	$20,502	$14,140	$256,965
(1) Total net assets acquired for MMC include the preliminary estimated liability of $1.4 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the MMC acquisition of $19.9 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the six months ended July 1, 2018.
(2) Total net assets acquired for IMP include the preliminary estimated liability of $7.9 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the IMP acquisition of $18.2 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the six months ended July 1, 2018.
(3) Total net assets acquired for Baymont include the preliminary estimated liability of $4.0 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the Baymont acquisition of $3.3 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the consolidated statement of cash flows for the year ended December 31, 2017.

Pro Forma Information
The following pro forma information for the second quarter and six months ended July 1, 2018 and June 25, 2017 assumes the MMC, AMC, IMP, Collins, Dehco, Dowco, and MAC acquisitions (which were acquired in 2018) and the Medallion, LPE, Wire Design, Baymont, Indiana Transport, LMI, and Nickell acquisitions (which were acquired in 2017) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2018 and 2017 acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $1.1 million and $3.8 million for the second quarter and six months ended July 1, 2018, respectively, and $5.1 million and $10.7 million for the second quarter and six months ended June 25, 2017, respectively.

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Revenue	$632,153	$550,758	$1,258,668	$1,040,399
Net income	37,126	28,650	69,235	51,686
Basic net income per common share	1.53	1.16	2.83	2.18
Diluted net income per common share	1.51	1.15	2.79	2.14

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $3.7 million and $2.7 million for the second quarters ended July 1, 2018 and June 25, 2017, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first six months of 2018 and 2017, the Company recorded $7.4 million and $5.1 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For full year 2017, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 233,654 shares in the aggregate, of which grants of 167,504 shares were approved in the first six months of 2017. On January 17, 2017, the Board approved the grant of 340,110 stock options and the grant of 340,128 stock appreciation rights.

The Board approved various share grants under the Plan in the first six months of 2018 totaling 181,808 shares in the aggregate.

As of July 1, 2018, there was approximately $27.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 23.9 months.

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

Income per common share is calculated for the second quarter and six months periods as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net income for basic and diluted per share calculation	$34,860	$21,260	$64,928	$38,727
Weighted average common shares outstanding - basic	24,202	24,600	24,472	23,759
Effect of potentially dilutive securities	313	390	340	426
Weighted average common shares outstanding - diluted	24,515	24,990	24,812	24,185
Basic net income per common share	$1.44	$0.86	$2.65	$1.63
Diluted net income per common share	$1.42	$0.85	$2.62	$1.60

9.	DEBT

A summary of total debt outstanding at July 1, 2018 and December 31, 2017 is as follows:

(thousands)	July 1, 2018	Dec. 31, 2017
Long-term debt:
Revolver	$344,900	$287,397
Term Loan	98,750	66,960
Convertible Notes	172,500	—
Total long-term debt	616,150	354,357
Less: Convertible Notes debt discount	(33,105)	—
Less: current maturities of long-term debt	(6,250)	(15,766)
Less: net deferred financing costs related to Term Loan	(497)	(480)
Total long-term debt, less current maturities, net	$576,298	$338,111

2015 Credit Facility
Prior to June 5, 2018, the Company's credit facility was established under its credit agreement, dated April 28, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent and a lender, and the lenders party thereto, as amended (the “2015 Credit Agreement”). The 2015 Credit Agreement consisted of a $417.3 million revolving credit loan (the “2015 Revolver”) and up to an $82.7 million term loan (the “2015 Term Loan” and, together with the Revolver, the “2015 Credit Facility”). The 2015 Credit Facility had a maturity date of March 17, 2022 and was replaced by the 2018 Credit Facility (as defined herein).

2018 Credit Facility
The Company entered into a Second Amended and Restated Credit Agreement, dated as of June 5, 2018, (the “2018 Credit Agreement”) by and among the Company, the Lenders party thereto, and Wells Fargo, as Administrative Agent. The 2018 Credit Agreement amended and restated the Company’s 2015 Credit Agreement.

The 2018 Credit Facility is comprised of an $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”). The March 17, 2022 maturity date for borrowings under the 2018 Credit Agreement remained unchanged from the 2015 Credit Agreement.

The 2018 Credit Agreement continues to be secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2018 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

•
The 2018 Term Loan will be repaid in consecutive quarterly installments on the last business day of each of March, June, September and December in the following amounts: (i) beginning June 30, 2018, through and including March 31, 2019, $1,250,000, (ii) beginning June 30, 2019, through and including March 31, 2021, $2,500,000, and (iii) beginning June 30, 2021, and each quarter thereafter, $3,750,000, with the remaining balance due at maturity;

•
The interest rates for borrowings under the 2018 Revolver and the 2018 Term Loan are the Base Rate plus the Applicable Margin or LIBOR plus the Applicable Margin, with a fee payable by the Company on unused but committed portions of the Revolver;

•	The 2018 Revolver includes a sub-limit up to $10.0 million for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

•	Up to $10.0 million of the 2018 Revolver is available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

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

At July 1, 2018, the Company had $98.8 million outstanding under the 2018 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2018 Revolver of: (i) $340.5 million under the LIBOR-based option and (ii) $4.4 million under the Base Rate-based option. The interest rate for borrowings at July 1, 2018 was the Prime Rate plus 0.75% (or 5.75%), or LIBOR plus 1.75% (or 3.8125%). At December 31, 2017, the Company had $67.0 million outstanding under the 2015 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $281.0 million under the LIBOR-based option and (ii) $6.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2017 was the Prime Rate plus 0.50% (or 5.00%), or LIBOR plus 1.50% (or 3.1250%). The fee payable on committed but unused portions of the 2018 Revolver and the 2015 Revolver, respectively, was 0.225% at July 1, 2018 and 0.20% December 31, 2017.

Pursuant to the 2018 Credit Agreement, the financial covenants include: (a) a required maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

The consolidated total leverage ratio is the ratio for any period of consolidated total indebtedness (as measured as of the second day following the end of the immediately preceding fiscal quarter) to consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total indebtedness for any period is the sum of: (i) total debt outstanding under the 2018 Revolver, the 2018 Term Loan and the Convertible Notes (as defined herein); (ii) capital leases and letters of credit outstanding; and (iii) deferred payment obligations. The consolidated fixed charge coverage ratio for any period is the ratio of consolidated EBITDA less restricted payments, taxes paid and capital expenditures as defined under the 2018 Credit Agreement to consolidated fixed charges. Consolidated fixed charges for any period is the sum of cash interest expense related to the 2018 Term Loan, 2018 Revolver and the Convertibles Notes, and scheduled principal payments on outstanding indebtedness under the 2018 Term Loan.

As of and for the July 1, 2018 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2018 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of July 1, 2018 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.22
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.74

Total cash interest paid for the second quarter and first six months of 2018 was $2.7 million and $5.6 million, respectively. For the comparable 2017 periods, cash interest paid was $1.8 million and $3.5 million, respectively.

Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The total debt discount at closing of $36.0 million represented (1) the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes or $31.9 million plus (2) the debt discount portion of the issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The unamortized portion of the debt discount as of July 1, 2018 was $33.1 million.
The net proceeds from the issuance of the Convertible Notes were approximately $167.5 million, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company, but before deducting the net cost of the Convertible Note Hedge Transactions and the Warrant Transactions (each as defined herein) described in Note 10. The Convertible Notes are senior unsecured obligations of the Company and pay interest semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 1.00% beginning August 1, 2018. The Convertible Notes will mature on February 1, 2023 unless earlier repurchased or converted in accordance with their terms. The Convertible Notes are convertible by the noteholders, in certain circumstances and subject to certain conditions, into cash, shares of common stock of the Company, or a combination thereof, at the Company’s election. The initial conversion rate for the Convertible Notes is 11.3785 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes (or 1,962,790 shares in the aggregate) and is equal to an initial conversion price of approximately $87.89 per share. If an event of default on the Convertible Notes occurs, the principal amount of the Convertible Notes, plus accrued and unpaid interest (including additional interest, if any) may be declared immediately due and payable, subject to certain conditions. The net proceeds were used to pay the net cost of the Convertible Hedge Transactions and the Warrant Transactions and to reduce borrowings under the 2015 Revolver.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
Convertible Note Hedge Transactions and Warrant Transactions
In January 2018, in connection with the Convertible Notes offering, the Company entered into privately negotiated convertible note hedge transactions (together, the “Convertible Note Hedge Transactions”) with each of Bank of America, N.A. and Wells Fargo Bank, National Association (together, the “Hedge Counterparties”). Pursuant to the Convertible Note Hedge Transactions, the Company acquired options to purchase the same number of shares of the Company's common stock (or 1,962,790 shares) initially underlying the Convertibles Notes at an initial strike price equal to the initial strike price of the Convertible Notes of approximately $87.89 per share, subject to customary anti-dilution adjustments. The options on the Convertible Notes expire on February 1, 2023, subject to earlier exercise.
At the same time, the Company also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with each of the Hedge Counterparties, pursuant to which the Company sold warrants to purchase the same number of shares of the Company’s common stock (or 1,962,790 shares) underlying the Convertible Notes, at an initial strike price of approximately $113.93 per share, subject to customary anti-dilution adjustments. The warrants have a final expiration date of September 20, 2023.
The Company paid $31.5 million associated with the cost of the Convertible Note Hedge Transactions and received proceeds of $18.1 million related to the Warrant Transactions. The Convertible Note Hedge Transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes. However, the Warrant Transactions, could separately have a dilutive effect on the Company's common stock to the extent that the market price per share of the common stock exceeds the strike price of the warrants.

11.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of July 1, 2018 and December 31, 2017 because of the relatively short maturities of these financial instruments. The carrying amounts of the 2018 Term Loan and the 2018 Revolver and of the 2015 Term Loan and the 2015 Revolver, approximated fair value as of July 1, 2018 and December 31, 2017, respectively, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The fair value of the Convertible Notes was approximately $163.0 million as of July 1, 2018.

12.	INCOME TAXES

The effective tax rate in the second quarter of 2018 and 2017 was 25.5% and 32.9%, respectively, and the effective tax rate for the comparable six months periods was 22.9% and 27.7%, respectively The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation of $0.1 million and $0.9 million that was recorded as a reduction to income tax expense upon realization in the second quarter of 2018 and 2017, respectively, and $2.2 million and $4.6 million for the comparable six months periods, respectively.

The Company paid income taxes of $15.4 million and $19.2 million in the second quarter of 2018 and 2017, respectively, and $15.4 million and $19.5 million in the first six months of 2018 and 2017, respectively.

13.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers and tops, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 78% and 83% of the Company’s net sales for the first six months ended July 1, 2018 and June 25, 2017, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, appliances, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services. The Distribution segment contributed approximately 22% and 17% of the Company’s net sales for the first six months ended July 1, 2018 and June 25, 2017, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$462,962	$141,917	$604,879
Intersegment sales	9,912	1,075	10,987
Total sales	472,874	142,992	615,866
Operating income	64,989	10,196	75,185

Second Quarter Ended June 25, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$336,737	$70,408	$407,145
Intersegment sales	7,421	652	8,073
Total sales	344,158	71,060	415,218
Operating income	41,191	4,468	45,659

Six Months Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$898,874	$257,837	$1,156,711
Intersegment sales	19,282	1,743	21,025
Total sales	918,156	259,580	1,177,736
Operating income	117,912	17,486	135,398

Six Months Ended June 25, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$621,243	$131,329	$752,572
Intersegment sales	14,405	1,252	15,657
Total sales	635,648	132,581	768,229
Operating income	72,260	8,178	80,438

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Operating income for reportable segments	$75,185	$45,659	$135,398	$80,438
Unallocated corporate expenses	(12,990)	(7,135)	(24,318)	(13,814)
Amortization	(9,140)	(4,817)	(16,267)	(9,002)
Consolidated operating income	$53,055	$33,707	$94,813	$57,622

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

14.	STOCK REPURCHASE PROGRAMS

In January 2018, the Board approved a new stock repurchase program that authorized the repurchase of up to $50.0 million of the Company's common stock over a 24-month period (the “2018 Repurchase Plan”) to replace the repurchase plan the Board previously approved in January 2016 that had expired in January 2018.

In May 2018, the Board approved an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $50.0 million, which included the $8.5 million remaining under the original $50.0 million authorization announced in January 2018.

In the first six months of 2018, the Company repurchased 935,695 shares under the 2018 Repurchase Plan at an average price of $57.80 per share for a total cost of $54.1 million. Year-to-date through July 27, 2018, the Company repurchased 979,830 shares at an average price of $57.73 per share for a total cost of $56.6 million.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

15.	RELATED PARTY TRANSACTIONS

In the first six months of 2018, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.6 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.3 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended July 1, 2018 Compared to 2017

REVIEW BY BUSINESS SEGMENT
Second Quarter and Six Months Ended July 1, 2018 Compared to 2017
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first six months of 2018 reflected a continuation of steady growth in each of our four primary markets supported by continued positive demographic drivers and strong retail demand patterns. In addition, the positive sentiment exhibited by both the recreational vehicle (“RV”) dealers and original equipment manufacturers (“OEMs”) during the early spring industry retail and trade shows supports our belief in the sustainable long-term potential in this market and our anticipation of industry order levels consistent with recent seasonal trends as we move into the remainder of 2018. The marine market continued to grow in the quarter as evidenced by growth in retail unit sales, and the manufactured housing (“MH”) market continued to reflect solid improvement for the quarter based on the growth rate in estimated wholesale industry shipments. Additionally, we see a continuation of improving conditions in the industrial markets, as evidenced by growth in new housing starts and increases in commercial construction and institutional furniture spending.

We anticipate that attractive demographics, strong retail trends, particularly in the outdoor leisure and recreational lifestyle markets, namely RV and marine, improving consumer credit, equity market strength, and consumer confidence will all have a significant role in the ongoing growth we project for the remainder of 2018 in the primary markets we serve.

RV Industry
The RV industry is our primary market and comprised 65% and 67% of the Company’s sales in the second quarter and first six months of 2018, respectively. According to the Recreation Vehicle Industry Association (“RVIA”), wholesale unit shipment levels reached 271,588 units in the first six months of 2018, representing an increase of approximately 6% versus the prior year period.

In addition, based on industry sources, wholesale unit shipments in the second quarter of 2018 declined approximately 1% compared to the second quarter of 2017, which had the highest second quarter wholesale unit shipments level on record. Towable units shipped, which accounted for 88% of second quarter 2018 wholesale units, were virtually flat with the prior year and motorized units were down approximately 5% in the second quarter of 2018.

Based on the most recent available industry-wide survey data from Statistical Surveys, Inc. (“SSI”), in the first six months of 2018, combined domestic and Canadian RV retail unit sales were up 7% year-over-year and are expected to be further revised upwards as states complete reporting, consistent with past practice. While we generally see wholesale shipments exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the second and third quarter peaks, we estimate adjusted RV retail shipments growth will be in the range of 8% to 10% through June 2018, outpacing wholesale shipment growth. RV retail strength is supported by favorable demographic trends, with new younger buyers continuing to enter the channel and providing momentum for continued demand in the industry in terms of both new entrants and the potential for future upgrades to larger units with more amenities.

Over the last several years, RV manufacturers have been increasing plant capacity to support and balance production levels to match with the continued, expected strong demand and optimize their workflow following industry unit growth of 15% and 17%, respectively, for calendar years 2016 and 2017. As it relates to the correlation between retail inventories and overall production levels, industry reports and dealer surveys continue to indicate RV dealer inventory levels are in line with anticipated retail demand. During the third quarter of 2018, we expect dealers to decrease inventory levels in anticipation of the RV dealer open houses in the September/October timeframe and the start of the 2019 model year.

We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the first six months of 2018 increasing beyond the general industry results.
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
Marine Industry
As the marine industry reflects a similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry, the Company expanded its presence in this market through recent acquisitions and organic growth in the first six months of 2018. The Company's combination of design, engineering, manufacturing and fabrication capabilities, along with its growing geographic footprint and comprehensive product offerings to its customers in the marine market, provides continuing opportunities for fully integrated solutions and additional content for the marine OEMs.

In the first half of 2018, we completed four marine acquisitions and realized both organic and strategic market penetration by providing a full suite of options and solution-based products to the marine OEMs to support their growth needs and expectations. For the first six months of 2018, overall marine unit retail sales in the powerboat sector, which is the Company's primary marine market, increased approximately 1%, with aluminum and pontoon combined sales increasing 2% and ski and wake sales up 6%, partially offset by a 2% decrease in fiberglass. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters. This market continues to make a steady recovery as evidenced by single-digit annual average growth rates since 2010. Low channel inventories, high turn levels, a continued increase in the average age of boats in service, and continued positive demographics all point to anticipated growth in the marine market for the remainder of 2018 and into 2019.

Sales to this industry, which represented approximately 11% and 10% of the Company's consolidated net sales in the second quarter and first six months of 2018, respectively, increased 137% and 167% compared to the second quarter and first six months of 2017.

MH Industry
The MH industry represented approximately 12% and 11% of the Company’s sales in the second quarter and first six months of 2018, respectively. Based on industry data from the Manufactured Housing Institute and the Company's estimate for the month of June 2018, MH wholesale unit shipments increased by approximately 12% and 11% in the second quarter and first six months of 2018, respectively. The demographic trends within the MH market indicate strong expected demand patterns related to first time home buyers and those looking to downsize.

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

In addition, we believe there is pent up demand being created and significant upside potential for this market in the long-term based on current economic trends including:

•	Reduced multi-family housing capacity;

•	Increasing prices of new, "stick-built" homes; and

•	Improving credit and financing conditions.
Factors that may favorably impact production levels further in this industry include improving quality credit standards in the residential housing market, job growth, favorable changes in financing regulations, higher interest rates on traditional residential housing loans, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market, which accounted for 12% of our sales in both the second quarter and first six months of 2018, is comprised primarily of the kitchen cabinet industry, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. This market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales increased 61% in the first six months of 2018 compared to 2017, reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions, new product development, and the penetration of adjacent markets and new geographic regions. In addition, the Company's sales in the first six months of 2018 benefited from market share gains, particularly in the commercial and hospitality markets. The Company has also targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, and office, medical, and institutional furnishings markets.
We estimate approximately 60% of our industrial revenue base was directly tied to the residential housing market in the first six months of 2018 where new housing starts increased approximately 8% compared to the prior year period (as reported in a U.S. Department of Commerce release dated July 18, 2018), with single and multi-family residential housing starts, in total, up 8% and 7%, respectively. The remaining 40% of our industrial business is directly tied to the non-residential and commercial markets. Industry growth was particularly strong in the western region of the U.S. as single and multi-family residential housing starts for the first six months of 2018 were up 17% and 19%, respectively.
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
Outlook
In general, the primary markets that we serve experienced steady growth in the first six months of 2018 compared to the prior year, and we expect to see continued growth throughout the remainder of 2018. While the RVIA, based on its most recent forecast, expects that RV wholesale unit shipment levels in 2018 will increase approximately 7% when compared to the full year 2017, the Company expects industry wholesale unit shipment growth for full year 2018 in the low to mid-single digit range supported by strong retail sales and favorable demographic patterns.

On the MH side, we are currently forecasting low double-digit growth rates in wholesale unit shipments for 2018 reflecting the improvement in single-family residential housing starts. As it relates to the marine market, we currently estimate 2018 retail unit growth in the powerboat sector of approximately 3% to 5%. In the industrial market, which is primarily tied to the residential housing market, the National Association of Home Builders (per its housing and interest rate forecast as of July 6, 2018) is currently forecasting an approximate 9% year-over-year increase in new housing starts in 2018 compared to 2017.

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
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2018 includes expenditures in the range of $25 million to $30 million related primarily to strategic investments in capacity and geographic expansion outside of our core Midwest markets, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended July 1, 2018 Compared to 2017
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended		Six Months Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.0	82.4	81.6	82.9
Gross profit	19.0	17.6	18.4	17.1
Warehouse and delivery expenses	3.1	2.7	3.1	2.8
Selling, general and administrative expenses	5.6	5.4	5.7	5.4
Amortization of intangible assets	1.5	1.2	1.4	1.2
Operating income	8.8	8.3	8.2	7.7
Interest expense, net	1.0	0.5	0.9	0.5
Income taxes	2.0	2.6	1.7	2.0
Net income	5.8	5.2	5.6	5.2
Net Sales. Net sales in the second quarter of 2018 increased $197.8 million or 49% to $604.9 million from $407.1 million in the second quarter of 2017. The Company's net sales increased in all of its four primary markets as evidenced by increases of 41% in RV, 137% in marine, 36% in MH, and 58% in industrial. More than one-half of the consolidated net sales increase reflected the revenue contribution of three acquisitions completed in the second quarter of 2018 and the incremental revenue contributions of the seven acquisitions completed in 2017. In the second quarter of 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $65.0 million and $18.1 million, respectively.

Net sales in the first six months of 2018 increased $404.1 million or 54%, to $1.2 billion from $752.6 million in the prior year period. The increase in net sales was attributable to increases of 46% in RV, 167% in marine, 39% in MH, and 61% in industrial. In the first six months of 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $77.6 million and $18.4 million, respectively.

The consolidated net sales increase in both the second quarter and first six months of 2018 was also primarily attributable to: (i) increased penetration including geographic and product expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the MH industry; and (iii) improved residential housing starts. In addition, net sales in the first six months of 2018 benefited from an increase in RV wholesale unit shipments.

In the first six months of 2018, we acquired Metal Moulding Corporation, Aluminum Metals Company, LLC, IMP Holdings, LLC d/b/a/ Indiana Marine Products, Collins & Company, Inc., Dehco, Inc., Dowco, Inc., and Marine Accessories Corporation. In the first six months of 2017, we acquired Medallion Plastics, Inc. and Leisure Product Enterprises, LLC.

The Company’s RV content per unit (on a trailing twelve-month basis) for the second quarter of 2018 increased approximately 26% to $2,639 from $2,101 for the second quarter of 2017. The MH content per unit (on a trailing twelve-month basis) for the second quarter of 2018 increased approximately 20% to an estimated $2,503 from $2,084 for the second quarter of 2017.

The RV industry, which represented 65% and 67% of the Company’s sales in the second quarter and first six months of 2018, experienced a 1% decline in wholesale unit shipments in the second quarter of 2018 and a 6% increase in the first six months of 2018 compared to 2017. The MH industry, which represented 12% and 11% of the Company’s sales in the second quarter and first six months of 2018, experienced a 12% and 11% increase in wholesale unit shipments, as estimated by the Company, compared to the second quarter and first six months of 2017, respectively. Revenues from the marine industry represented 11% and 10% of the Company's sales in the second quarter and first six months of 2018, respectively. For the first six months of 2018, powerboat marine retail unit sales were up approximately 1% with aluminum and pontoon combined sales up 2% and ski and wake sales up 6%, partially offset by a 2% decrease in fiberglass. The industrial market sector accounted for approximately 12% of the Company’s sales in both the second quarter and first six months of 2018. We estimate that approximately 60% of our industrial revenue base was directly tied to the residential housing market in the first six months of 2018, which experienced an increase in new housing starts of approximately 8% compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $154.5 million or 46% to $490.1 million in the second quarter of 2018 from $335.6 million in 2017. As a percentage of net sales, cost of goods sold decreased during the second quarter of 2018 to 81.0% from 82.4% in 2017. For the first six months of 2018, cost of goods sold increased $320.7 million or 51%, to $944.2 million from $623.5 million in the prior year period, and as a percentage of net sales decreased to 81.6% from 82.9% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during both the second quarter and first six months of 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2018 and the addition of new higher margin product lines; and (iii) the ongoing deployment of strategic capital investments and labor initiatives to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies. Partially offsetting the decline in cost of goods sold as a percentage of net sales was the impact of higher labor costs related to tight labor markets, particularly in the Midwest. In addition, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain more commodity-oriented raw materials and other products that are utilized and distributed.
Gross Profit. Gross profit increased $43.3 million or 61%, to $114.8 million in the second quarter of 2018 from $71.5 million in 2017. For the first six months of 2018, gross profit increased $83.5 million or 65%, to $212.5 million from $129.0 million in 2017. As a percentage of net sales, gross profit increased to 19.0% in the second quarter of 2018 from 17.6% in the same period in 2017, and increased to 18.4% in the first six months of 2018 from 17.1% in the prior year period. The improvement in gross profit dollars and the impact to the percentage of net sales in the second quarter and first six months of 2018 compared to 2017 reflected the impact of the factors discussed above under “Cost of Goods Sold”.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $7.6 million or 69%, to $18.7 million in the second quarter of 2018 from $11.1 million in 2017. For the first six months of 2018, warehouse and delivery expenses increased $14.4 million or 67%, to $35.8 million from $21.4 million in 2017. The expense increase was primarily attributable to increased sales volumes. As a percentage of net sales, warehouse and delivery expenses were 3.1% in the second quarter of 2018 compared to 2.7% in the second quarter of 2017. For the six months periods, warehouse and delivery expenses were 3.1% and 2.8% of net sales for 2018 and 2017, respectively. The expense increase was primarily attributable to increased sales volumes.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $12.0 million or 55%, to $33.9 million in the second quarter of 2018 from $21.9 million in 2017. For the first six months, SG&A expenses increased $24.7 million or 60%, to $65.7 million in 2018 from $41.0 million in 2017. As a percentage of net sales, SG&A expenses were 5.6% in the second quarter of 2018 compared to 5.4% in the second quarter of 2017. For the six months periods, SG&A expenses were 5.7% and 5.4% of net sales for 2018 and 2017, respectively.

The increase in SG&A expenses as a percentage of net sales in the second quarter and first six months of 2018 compared to the prior year periods primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2018 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2017 and 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $4.3 million and $7.3 million in the second quarter and first six months of 2018, respectively, compared to prior year, primarily reflecting the impact of acquisitions completed in 2017 and in the first six months of 2018. In the aggregate, in conjunction with the 2017 and 2018 acquisitions, the Company recognized an estimated $211.8 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income increased $19.4 million or 57%, to $53.1 million in the second quarter of 2018 from $33.7 million in 2017. As a percentage of net sales, operating income was 8.8% in the second quarter of 2018 versus 8.3% in the same period in 2017. Operating income in the second quarter of 2018 and 2017 included $7.2 million and $2.0 million, respectively, attributable to the acquisitions completed in each of those periods. The change in operating income and operating margin is primarily attributable to the items discussed above.

For the first six months of 2018, operating income increased $37.2 million or 65%, to $94.8 million from $57.6 million in 2017. As a percentage of net sales, operating income increased to 8.2% in the six months of 2018 from 7.7% in the prior year period. For the first six months of 2018 and 2017, operating income attributable to acquisitions completed in each of those periods was $8.5 million and $2.0 million, respectively. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $4.3 million to $6.3 million in the second quarter of 2018 from $2.0 million in the prior year. For the first six months of 2018, interest expense increased $6.6 million to $10.6 million from $4.0 million in the prior year period. The increase in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the second quarter and first six months of 2018.

Income Taxes. For the second quarter of 2018, the effective tax rate was 25.5% compared to 32.9% in the comparable 2017 period. For the first half of 2018, the effective tax rate was 22.9% compared to 27.7% for the prior year period. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation of $0.1 million and $0.9 million in the second quarter of 2018 and 2017, respectively, and $2.2 million and $4.6 million for the first six months of 2018 and 2017, respectively, that were recorded as a reduction to income tax expense upon realization. Exclusive of the impact relating to the share-based payment awards in the first six months of 2018 and any additional impact in the remainder of 2018, we anticipate our full year 2018 effective tax rate to be between 25% and 26%.

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

Net Income. Net income for the second quarter of 2018 was $34.9 million or $1.42 per diluted share compared to $21.3 million or $0.85 per diluted share for 2017. For the first six months, net income was $64.9 million or $2.62 per diluted share in 2018 compared to $38.7 million or $1.60 per diluted share for 2017. The changes in net income for the second quarter and first six months of 2018 reflect the impact of the items previously discussed.
In addition, net income in the second quarter and first six months of 2018 and 2017 includes the impact of the recognition of excess tax benefits on share-based compensation that was discussed above under “Income Taxes”.
REVIEW BY BUSINESS SEGMENT
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat cover, towers and tops, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, appliances, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services.

Second Quarter and Six Months Ended July 1, 2018 Compared to 2017

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

	Second Quarter Ended		Six Months Ended
(thousands)	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Sales
Manufacturing	$472,874	$344,158	$918,156	$635,648
Distribution	142,992	71,060	259,580	132,581
Gross Profit
Manufacturing	95,222	60,859	176,809	108,918
Distribution	23,820	11,325	41,694	21,808
Operating Income
Manufacturing	64,989	41,191	117,912	72,260
Distribution	10,196	4,468	17,486	8,178

Manufacturing

Sales. Sales increased $128.7 million or 37%, to $472.9 million in the second quarter of 2018 from $344.2 million in 2017. For the first six months of 2018, sales increased $282.6 million or 44%, to $918.2 million from $635.6 million in the prior year period. This segment accounted for approximately 77% and 78% of the Company’s consolidated net sales for the second quarter and first six months of 2018, respectively, and 83% for both the second quarter and first six months of 2017. The sales increase in the second quarter and first six months of 2018 largely reflected an increase in revenue from all four of the Company's primary markets.

Revenue in the second quarter and first six months of 2018 included $36.9 million and $47.2 million, respectively, related to acquisitions completed in the first six months of 2018. The sales improvement in the second quarter and first six months of 2018 is also attributable to: (i) increased penetration including geographic and product expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the MH industry; and (iii) improved residential housing starts. In addition, revenue in the first six months of 2018 benefited from an increase in RV wholesale unit shipments. Revenue in the second quarter and first six months of 2017 included $18.1 million and $18.4 million, respectively, related to acquisitions completed in the first six months of 2017.

Gross Profit. Gross profit increased $34.3 million or 56%, to $95.2 million in the second quarter of 2018 from $60.9 million in the second quarter of 2017. As a percentage of sales, gross profit increased to 20.1% in the second quarter of 2018 from 17.7% in 2017. For the first six months of 2018, gross profit increased $67.9 million or 62%, to $176.8 million from $108.9 million in the prior year period. As a percentage of sales, gross profit increased to 19.2% from 17.1% in 2017.

Gross profit was positively impacted during the second quarter and first six months of 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2018 and the addition of new higher margin product lines; and (iii) the ongoing deployment of strategic capital investments and labor initiatives to automate certain processes, improve efficiencies, expand capacity, and alleviate certain labor inefficiencies. The impact of higher labor costs related to tight labor markets, particularly in the Midwest, partially offset the improvement in gross profit as a percentage of net sales resulting from the factors discussed above. In addition, the gross profit percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain more commodity-oriented raw materials and other products that are utilized and distributed.

Operating Income. Operating income increased $23.8 million to $65.0 million in the second quarter of 2018 from $41.2 million in the prior year. For the first six months of 2018, operating income increased $45.6 million to $117.9 million from $72.3 million in the comparable 2017 period. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in the second quarter and first six months of 2018 included $4.7 million and $5.9 million attributable to acquisitions completed in the first six months of 2018. Operating income in both the second quarter and first six months of 2017 included $2.0 million attributable to the acquisitions completed in the first six months of 2017.

Distribution

Sales. Sales increased $71.9 million or 101%, to $143.0 million in the second quarter of 2018 from $71.1 million in 2017. For the first six months of 2018, sales increased $127.0 million or 96%, to $259.6 million from $132.6 million in the prior year period. This segment accounted for approximately 23% and 22% of the Company’s consolidated net sales for the second quarter and first six months of 2018, and 17% for both the second quarter and first six months of 2017. The sales increase in the second quarter and first six months of 2018 largely reflected an increase in the Company's revenue from the RV, MH and industrial markets.

Revenue in the second quarter and first six months of 2018 included $28.1 million and $30.4 million, respectively, related to the acquisitions completed in the first six months of 2018. The acquisitions completed in the first six months of 2017 were related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment.

Gross Profit. Gross profit increased $12.5 million to $23.8 million in the second quarter of 2018 from $11.3 million in the second quarter of 2017. As a percentage of sales, gross profit increased to 16.7% in the second quarter of 2018 from 15.9% in 2017, primarily reflecting the impact of acquisitions completed during 2017 and 2018 which had higher margin product lines. For the first six months of 2018, gross profit increased $19.9 million to $41.7 million from $21.8 million in 2017. As a percentage of sales, gross profit was 16.1% and 16.4% in the first six months of 2018 and 2017, respectively. The decrease in gross profit as a percentage of sales in the first six months of 2018 primarily reflected the net impact of an increase in the percentage of direct shipment sales from the Company's vendors to its customers, which generally carry lower gross margins than distribution products sold and delivered by the Company.

Operating Income. Operating income increased $5.7 million to $10.2 million in the second quarter of 2018 from $4.5 million in the prior year. For the first six months of 2018, operating income increased $9.3 million to $17.5 million from $8.2 million in 2017. Operating income in the second quarter and first six months of 2018 included $2.5 million and $2.6 million related to acquisitions completed in the first six months of 2018. The acquisitions completed in the first six months of 2017 were related to the Manufacturing segment, and therefore there was no impact from these acquisitions on operating income in the Distribution segment. The overall net improvement in operating income in the second quarter and first six months of 2018 primarily reflects the items discussed above.

Unallocated Corporate Expenses
Unallocated corporate expenses in the second quarter of 2018 increased $5.9 million to $13.0 million from $7.1 million in the prior year period. In the first six months of 2018, unallocated corporate expenses increased $10.5 million to $24.3 million from $13.8 million in the first six months of 2017. Unallocated corporate expenses in both the second quarter and first six months of 2018 and 2017 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with 2018 and 2017 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities
Cash flows from operations represent the net income earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities. Our primary sources of liquidity have been cash flows from operating activities, borrowings under our credit facility, and proceeds from other financing activities. Principal uses of cash are to support working capital demands, meet debt service requirements and support our capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Net cash provided by operating activities was $91.2 million in the first six months of 2018 compared to $19.7 million in 2017. Net income was $64.9 million in the first six months of 2018 compared to $38.7 million in 2017.

Net of acquisitions, trade receivables increased $29.4 million in the first six months of 2018 and $52.9 million in the same period of 2017, reflecting increased sales levels and normal seasonal trends in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2018, 2017 and 2016 as well as the timing of certain customer payments. Due to the timing of the end of our fiscal quarters compared to the payment cycles of certain of our customers, cash flows from operating activities do not reflect the receipt of approximately $33.1 million and $24.5 million in cash payments on trade receivables within two days following the end of our fiscal quarters ended July 1, 2018 and June 25, 2017, respectively.

Inventories, net of acquisitions, increased $9.6 million and $5.4 million in the first six months of 2018 and 2017, respectively, primarily reflecting the post-acquisition sales and inventory increases associated with recent acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $25.1 million net increase in accounts payable, accrued liabilities and other in the first six months of 2018 and the $18.0 million net increase in the comparable 2017 period, primarily reflect the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $15.4 million in the first six months of 2018. For the comparable period in 2017, the Company paid income taxes of $19.5 million.

Investing Activities
Investing activities used cash of $278.4 million in the first six months of 2018, primarily to fund the acquisition of the businesses acquired in that period for $264.4 million in the aggregate, and for capital expenditures of $14.1 million. Investing activities used cash of $92.3 million in the first six months of 2017, primarily to fund the acquisition of the businesses acquired in that period for $83.6 million and for capital expenditures of $8.8 million.

Our current operating model forecasts capital expenditures for fiscal 2018 in the range of $25 million to $30 million related primarily to strategic investments in capacity and geographic expansion outside of our core Midwest markets, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements.

Financing Activities
Net cash flows provided by financing activities were $184.5 million in the first six months of 2018 compared to $77.8 million in the comparable 2017 period.

Total term loan borrowings, net of repayments, were $31.8 million in the first six months of 2018 versus term loan repayments of $3.9 million in the prior year period. In addition, the Company had net revolver borrowings of $57.5 million in the first six months of 2018 and net revolver repayments of $8.5 million in the first six months 2017. Stock repurchases were $54.1 million in the first six months of 2018 with no comparable amount in 2017. In July 2018 (the third fiscal quarter of 2018), stock repurchases were $2.5 million.

In January 2018, the Company issued $172.5 million aggregate principal amount of its 1.00% Convertible Senior Notes due 2023 (the "Convertible Notes"), raising $167.5 million in net proceeds, after deducting the initial purchasers’ discounts and commissions and offering expenses payable by the Company. In connection with the offering, the Company entered into convertible note hedge transactions and warrant transactions, receiving proceeds of $18.1 million related to the warrant transactions. The Company used the net proceeds from the offering and the warrant transactions to pay $31.5 million associated with the cost of the convertible note hedge transactions and to reduce borrowings under the 2015 Revolver. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for additional details.

In March 2017, the Company completed a public offering of 2,025,000 shares of its common stock. The net proceeds from the offering of $93.3 million were used to pay down a portion of the Company's outstanding indebtedness. In accordance with its scheduled debt service requirements, the Company paid down $3.9 million in principal on its 2015 Term Loan (as defined herein) on June 27, 2017 (beginning of the 2017 fiscal third quarter).
Capital Resources

2015 Credit Facility
Prior to June 5, 2018, the Company's credit facility was established under its credit agreement, dated April 28, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent and a lender, and the lenders party thereto, as amended (the “2015 Credit Agreement”). The 2015 Credit Agreement consisted of a $417.3 million revolving credit loan (the “2015 Revolver”) and up to an $82.7 million term loan (the “2015 Term Loan” and, together with the Revolver, the “2015 Credit Facility”). The 2015 Credit Facility had a maturity date of March 17, 2022 and was replaced by the 2018 Credit Facility (as defined herein).

2018 Credit Facility
The Company entered into a Second Amended and Restated Credit Agreement, dated as of June 5, 2018, (the “2018 Credit Agreement”) by and among the Company, the Lenders party thereto, and Wells Fargo, as Administrative Agent. The 2018 Credit Agreement amended and restated the Company’s 2015 Credit Agreement.

The 2018 Credit Facility is comprised of an $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”). The March 17, 2022 maturity date for borrowings under the 2018 Credit Agreement remained unchanged from the 2015 Credit Agreement.

The 2018 Credit Agreement continues to be secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors.

At July 1, 2018, the Company had $98.8 million outstanding under the 2018 Term Loan and $344.9 million under the 2018 Revolver.

Pursuant to the 2018 Credit Agreement, the financial covenants include: (a) a required maximum consolidated total leverage ratio, measured on a quarter-end basis, not to exceed 3.00:1.00 for the 12-month period ending on such quarter-end; and (b) a required minimum consolidated fixed charge coverage ratio, measured on a quarter-end basis, of at least 1.50:1.00 for the 12-month period ending on such quarter-end.

As of and for the July 1, 2018 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2018 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of July 1, 2018 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.22
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.74

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2018 Credit Agreement; (2) the interest rates for borrowings at July 1, 2018; and (3) the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

Convertible Senior Notes
In January 2018, the Company issued the Convertible Notes. The total debt discount at closing of $36.0 million represented (1) the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes or $31.9 million plus (2) the debt discount portion of the issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The unamortized portion of the debt discount as of July 1, 2018 was $33.1 million.
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
Additional information regarding (1) the timing of interest payments; and (2) the conversion features and conditions of the convertibility of the notes into cash, shares of common stock of the Company, or a combination thereof, is included in Note 9 to the Condensed Consolidated Financial Statements.

Summary of Liquidity and Capital Resources
The Company's primary sources of liquidity are cash flow from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the 2018 Credit Facility. Principal uses of cash are to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.

Borrowings under the 2015 Revolver and the 2015 Term Loan under the 2015 Credit Facility, which were subject to variable rates of interest, were subject to a maximum total borrowing limit of $450.0 million (effective January 1, 2018 to January 28, 2018), and of $500.0 million (effective January 29, 2018 to June 4, 2018). Borrowings under the 2018 Revolver and the 2018 Term Loan under the 2018 Credit Facility, which are subject to variable rates of interest, were subject to a maximum total borrowing limit of $900.0 million (effective June 5, 2018). For the first six months of 2018 and for the fiscal year ended December 31, 2017, we were in compliance with all of our debt covenants under the terms of the credit agreement in existence at the time. As of July 1, 2018, the unused availability under the 2018 Revolver, net of cash on hand, was $453.0 million.

The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2018 Credit Facility will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of our short-term and long-term liquidity needs.

The ability to access unused borrowing capacity under the 2018 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the 2018 Credit Agreement. Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, marine and MH industries, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.

CRITICAL ACCOUNTING POLICIES

In the first quarter of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (commonly referred to as “Topic 606”). As discussed in Note 3 to the Condensed Consolidated Financial Statements, the adoption of the new revenue standard did not have a material impact on the Company's revenues, results of operations or financial position nor its revenue recognition accounting policy. There have been no other material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

OTHER

Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the September/October timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.

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

Debt Obligations under Credit Agreement
At July 1, 2018, our total debt obligations under our 2018 Credit Agreement were under either LIBOR-based or Base rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $4.4 million, assuming average borrowings, including the 2018 Term Loan, subject to variable rates of $443.7 million, which was the amount of such borrowings outstanding (excluding the reclassification of deferred financing costs related to the 2018 Term Loan) at July 1, 2018 subject to variable rates.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first six months of 2018. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended July 1, 2018 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (3)
April 2 - April 29, 2018	499,926	$56.07	499,600	$8,516,662
April 30 - June 3, 2018	58,300	59.51	58,300	46,530,349
June 4 - July 1, 2018	157,156	58.27	156,700	37,399,642
	715,382		714,600
(1) Includes 326 shares and 456 shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees in the April 2 to April 29, 2018 and the June 4 to July 1, 2018 periods, respectively.
(2) Includes commissions paid to repurchase shares as part of a publicly announced plan or program.
(3) In January 2018, the Board approved a new stock repurchase program that authorizes the repurchase of up to $50.0 million of the Company's common stock over a 24-month period (the “2018 Repurchase Plan”) to replace the repurchase plan the Board previously approved in January 2016 that had expired in January 2018. In May 2018, the Board approved an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the 2018 Repurchase Plan to $50.0 million, which included the $8.5 million remaining under the original $50.0 million authorization announced in January 2018. In the first six months of 2018, the Company repurchased 935,695 shares under the 2018 Repurchase Plan at an average price of $57.80 per share for a total cost of $54.1 million. Year-to-date through July 27, 2018, the Company has repurchased 979,830 shares at an average price of $57.73 per share for a total cost of $56.6 million.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 9, 2018	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 9, 2018	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer