Form 10-Q
period 2018-09-30
PATRICK INDUSTRIES INC
filed 2018-11-08
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
As of October 26, 2018, there were 24,006,927 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$306	$2,767
Trade receivables, net	129,850	77,784
Inventories	242,456	175,270
Prepaid expenses and other	17,111	18,132
Total current assets	389,723	273,953
Property, plant and equipment, net	170,416	118,486
Goodwill	258,113	208,044
Intangible assets, net	396,417	263,467
Deferred financing costs, net	3,784	2,184
Other non-current assets	658	510
TOTAL ASSETS	$1,219,111	$866,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$15,766
Accounts payable	96,204	84,109
Accrued liabilities	70,511	36,550
Total current liabilities	174,215	136,425
Long-term debt, less current maturities, net	594,334	338,111
Deferred tax liabilities, net	21,302	13,640
Other long-term liabilities	15,042	7,783
TOTAL LIABILITIES	804,893	495,959
SHAREHOLDERS’ EQUITY
Common stock	162,925	163,196
Additional paid-in-capital	25,480	8,243
Accumulated other comprehensive income	115	66
Retained earnings	225,698	199,180
TOTAL SHAREHOLDERS’ EQUITY	414,218	370,685
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,219,111	$866,644

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
NET SALES	$575,139	$407,511	$1,731,850	$1,160,083
Cost of goods sold	468,484	338,328	1,412,649	961,851
GROSS PROFIT	106,655	69,183	319,201	198,232
Operating Expenses:
Warehouse and delivery	19,789	11,016	55,540	32,442
Selling, general and administrative	33,284	22,756	98,999	63,755
Amortization of intangible assets	8,873	5,237	25,140	14,239
Total operating expenses	61,946	39,009	179,679	110,436
OPERATING INCOME	44,709	30,174	139,522	87,796
Interest expense, net	7,338	2,135	17,980	6,159
Income before income taxes	37,371	28,039	121,542	81,637
Income taxes	9,437	10,094	28,680	24,965
NET INCOME	$27,934	$17,945	$92,862	$56,672

BASIC NET INCOME PER COMMON SHARE (1)	$1.17	$0.73	$3.82	$2.35
DILUTED NET INCOME PER COMMON SHARE (1)	$1.15	$0.72	$3.77	$2.32

Weighted average shares outstanding - Basic (1)	23,894	24,663	24,279	24,066
Weighted average shares outstanding - Diluted (1)	24,232	25,032	24,619	24,476

(1) Net income per common share and weighted average shares outstanding, on both a basic and diluted basis, for the third quarter and nine months ended September 24, 2017, have been retroactively adjusted to reflect the impact of the three-for-two stock split paid on December 8, 2017.

                                         See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
NET INCOME	$27,934	$17,945	$92,862	$56,672
Other comprehensive gain (loss), net of tax:
Change in unrealized gain of hedge derivatives	80	—	80	—
Foreign currency translation loss	(28)	—	(31)	—
Total other comprehensive income	52	—	49	—
COMPREHENSIVE INCOME	$27,986	17,945	$92,911	56,672

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	September 30, 2018	September 24, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,862	$56,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,893	24,516
Stock-based compensation expense	10,911	7,750
Amortization of convertible notes debt discount	4,495	—
Deferred income taxes	(1,088)	(3,748)
Other non-cash items	(2,739)	499
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(29,295)	(57,346)
Inventories	(13,238)	(20,093)
Prepaid expenses and other assets	4,299	(2,240)
Accounts payable, accrued liabilities and other	21,313	26,857
Net cash provided by operating activities	127,413	32,867
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,073)	(13,238)
Business acquisitions	(290,052)	(97,261)
Other investing activities	5,125	170
Net cash used in investing activities	(311,000)	(110,329)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	36,981	—
Term debt repayments	(6,441)	(7,883)
Borrowings on revolver	954,535	353,442
Repayments on revolver	(877,931)	(358,365)
Stock repurchases under buyback program	(75,028)	—
Proceeds from convertible notes offering	172,500	—
Purchase of convertible notes hedges	(31,481)	—
Proceeds from sale of warrants	18,147	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,659)	(3,042)
Proceeds from public offering of common stock, net of expenses	—	93,306
Proceeds from exercise of stock options	3	926
Payment of deferred financing/debt issuance costs	(7,485)	(995)
Other financing activities	(15)	(5)
Net cash provided by financing activities	181,126	77,384
Decrease in cash and cash equivalents	(2,461)	(78)
Cash and cash equivalents at beginning of year	2,767	6,449
Cash and cash equivalents at end of period	$306	$6,371

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, and its results of operations and cash flows for the three and nine months ended September 30, 2018 and September 24, 2017.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The December 31, 2017 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The number of shares and per share amounts for the third quarter and nine months ended September 24, 2017 have been retroactively adjusted to reflect the three-for-two stock split of the Company's common stock, which was effected in the form of a common stock dividend paid on December 8, 2017.

In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 30, 2018, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 15 for an event that occurred subsequent to the balance sheet date.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)", which requires that an entity recognize lease assets and lease liabilities on its statement of financial position for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a retroactive basis. Early adoption is permitted.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which offers practical expedient alternatives to the retroactive adoption of Accounting Standards Codification (“ASC”) 842. Specifically, the practical expedients allow companies to recognize right of use lease assets and lease liabilities at the date of adoption only, rather than retrospectively for all periods presented, as well as practical expedients related to the presentation of lease components. The Company anticipates it will utilize the practical expedients under ASU 2018-11, and as a result, will reflect the adoption of ASC 842 in its condensed consolidated statement of financial position as of January 1, 2019, and will not retroactively reflect the provisions of ASC 842 in its 2017 and 2018 comparative statements of financial position.

In 2017, the Company established an implementation team to develop a plan to assess changes to processes and systems necessary to adopt the new standard. The implementation team has completed its technical assessment of assumptions and methods to be used in adopting the standard, and is currently working with a third party lease administrator in finalizing data extraction of lease information to a third party lease accounting system, with the expectation to complete data extraction procedures in late December 2018. The adoption of this new accounting standard is expected to have a material impact on the reporting of lease assets and lease liabilities on the condensed consolidated statements of financial position and is not expected to have a material impact on the condensed consolidated statements of financial position as a whole or on the results of operations or cash flows.

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
Hedging Activities
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which is codified in ASC 815. The ASU is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. This ASU makes a number of targeted amendments that will enable entities to more clearly portray the economics of their risk management activities in the financial statements and simplify the application of hedge accounting in certain situations. The Company adopted ASU 2017-12 in August 2018 in anticipation of derivative swap arrangements which were entered into in the third quarter of 2018 and determined that its implementation did not have a material impact on the Company's condensed consolidated financial statements for the periods presented. See Notes 9 and 10 for additional information.

3.	REVENUE RECOGNITION
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers (commonly referred to as “Topic 606”), which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive. The Company adopted Topic 606 using the modified retrospective method and applied it to those contracts which were not completed as of the adoption date. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or revenues as of the adoption date.
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
Disaggregation of Revenue
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable operating segments:

	Third Quarter Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$262,936	$91,637	$354,573
Manufactured Housing	41,428	26,334	67,762
Industrial	63,429	8,906	72,335
Marine	77,421	3,048	80,469
Total	$445,214	$129,925	$575,139

	Nine Months Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$847,944	$280,082	$1,128,026
Manufactured Housing	124,406	75,946	200,352
Industrial	186,890	25,701	212,591
Marine	184,848	6,033	190,881
Total	$1,344,088	$387,762	$1,731,850
`
Description of Products and Services
The Company is a major manufacturer of component products and a distributor of building products and materials serving original equipment manufacturers (“OEMs”). The following is a description of the principal activities, by reportable segments, from which the Company generates its revenue. See Note 14 for more detailed information about the Company's reportable operating segments.

Manufacturing
The Company’s Manufacturing segment revenue is primarily derived from the sale of laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, recreational vehicle painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components, and other products. Manufacturing segment revenue is recognized when control of the products transfers to the customer which is the point when the customer gains the ability to direct the use of and obtain substantially all of the remaining benefits from the asset, which is generally upon delivery of goods. In limited circumstances, where the products are customer specific with no alternative use to the Company and the Company has a legally enforceable right to payment for performance to date with a reasonable margin, revenue is recognized over the contract term based on the cost-to-cost method. The Company uses this measure of progress because it best depicts the transfer of value to the customer and correlates with the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods to the customer. However, revenue recognized based on the cost-to-cost method does not constitute a material amount of total Manufacturing segment revenue and consolidated net sales.
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

(thousands)	September 30, 2018	At Adoption
Receivables, which are included in trade receivables, net	$126,613	$75,926
Contract liabilities	2,523	1,310

Significant changes in the contract liabilities balance during the nine months ended September 30, 2018 are as follows:

(thousands)	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,165)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,190
Accrued customer deposits related to business combinations	188
Transaction Price Allocated to the Remaining Performance Obligation
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company does not have material contracts that have original expected durations of more than one year.

4.	INVENTORIES
Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	September 30, 2018	December 31, 2017
Raw materials	$128,897	$96,846
Work in process	13,898	10,720
Finished goods	24,439	22,936
Less: reserve for inventory obsolescence	(4,014)	(3,087)
Total manufactured goods, net	163,220	127,415
Materials purchased for resale (distribution products)	81,621	49,392
Less: reserve for inventory obsolescence	(2,385)	(1,537)
Total materials purchased for resale (distribution products), net	79,236	47,855
Total inventories	$242,456	$175,270

5.	GOODWILL AND INTANGIBLE ASSETS
The Company acquired intangible assets in various acquisitions in 2017 and through the first nine months of 2018 that were determined to be business combinations. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018 and 2017 acquisitions with the exception of the acquisitions of Marine Accessories Corporation and Leisure Product Enterprises, LLC in 2018 and 2017, respectively. See Note 6 for further details. Goodwill and intangible assets are allocated to the Company’s reporting units on the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually in the fourth quarter (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the first nine months ended September 30, 2018 and September 24, 2017 related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets.
Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2017	$179,471	$28,573	$208,044
Acquisitions	40,144	13,017	53,161
Adjustment to prior year preliminary purchase price allocation	(4,070)	978	(3,092)
Balance - September 30, 2018	$215,545	$42,568	$258,113
Intangible Assets
Intangible assets are comprised of customer relationships, non-compete agreements and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of September 30, 2018, the remaining intangible assets balance of $396.4 million is comprised of $82.2 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded, and $314.2 million pertaining to customer relationships and non-compete agreements which are being amortized over periods ranging from three to 19 years.

For the finite-lived intangible assets attributable to the 2018 acquisitions, the useful life pertaining to non-compete agreements was three years for Aluminum Metals Company, LLC and five years for Metal Moulding Corporation, Indiana Marine Products, Collins & Company, Inc., Dehco, Inc., Dowco, Inc., Marine Accessories Corporation, and Engineered Metals and Composites, Inc. The useful life pertaining to customer relationships for all of the 2018 acquisitions is anticipated to be 10 years.
Amortization expense for the Company’s intangible assets in the aggregate was $25.1 million and $14.2 million for the nine months ended September 30, 2018 and September 24, 2017, respectively.
Intangible assets, net consist of the following as of September 30, 2018 and December 31, 2017:

(thousands)	September 30, 2018	Weighted Average Useful Life (in years)	December 31, 2017	Weighted Average Useful Life (in years)
Customer relationships	$369,339	10.1	$239,053	10.2
Non-compete agreements	21,566	4.7	15,564	4.2
Trademarks	82,250	Indefinite	60,448	Indefinite
	473,155		315,065
Less: accumulated amortization	(76,738)		(51,598)
Intangible assets, net	$396,417		$263,467

Changes in the carrying value of intangible assets for the nine months ended September 30, 2018 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2017	$220,540	$42,927	$263,467
Acquisitions	117,012	39,023	156,035
Amortization	(20,207)	(4,933)	(25,140)
Adjustment to prior year preliminary purchase price allocation	2,070	(15)	2,055
Balance - September 30, 2018	$319,415	$77,002	$396,417

6.	ACQUISITIONS

General
The Company completed eight acquisitions involving 12 companies in the first nine months of 2018 and seven acquisitions involving 13 companies in 2017, including four acquisitions involving six companies in the first nine months of 2017. Each of the acquisitions was funded through borrowings under the Company’s credit facility in effect at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the value of leveraging the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth, and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2017 and 2018 acquisitions with the exception of Leisure Product Enterprises, LLC and Marine Accessories Corporation, for which goodwill is expected to be partially deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the third quarter ended September 30, 2018, revenue and operating income of approximately $82.4 million and $8.8 million, respectively, were included in the Company's condensed consolidated statements of income relating to the 12 businesses acquired in the first nine months of 2018. The first nine months of 2018 included revenue and operating income of approximately $160.0 million and $17.3 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with the businesses acquired in the first nine months of 2018 were immaterial.

For the third quarter ended September 24, 2017, revenue and operating income of approximately $29.3 million and $4.0 million was included in the Company’s condensed consolidated statements of income relating to the six businesses acquired in the first nine months of 2017. The first nine months of 2017 included revenue and operating income of approximately $47.7 million and $6.0 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with the businesses acquired in the first nine months of 2017 were immaterial.

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

The aggregate fair value of the estimated contingent consideration payments was $15.8 million, $3.9 million of which is included in the line item "Accrued liabilities" and $11.9 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position as of September 30, 2018. The liability for continent consideration expires at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $22.0 million in the aggregate.

2018 Acquisitions

Metal Moulding Corporation (“MMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Madison, Tennessee-based MMC, a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components, for a net initial purchase price of $19.9 million, plus subsequent contingent consideration over a one-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $1.4 million, which is included in the line item “Accrued liabilities” on the condensed consolidated statement of financial position as of September 30, 2018.
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
Aluminum Metals Company, LLC (“AMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based AMC, a manufacturer of aluminum products including coil, fabricated sheets and extrusions, in addition to roofing products, primarily for the recreational vehicle (“RV”), industrial, and marine markets, for a net purchase price of $17.8 million.
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
IMP Holdings, LLC d/b/a Indiana Marine Products (“IMP”)
In March 2018, the Company completed the acquisition of the business and certain assets of Angola, Indiana-based IMP, a manufacturer of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market, for a net initial purchase price of $18.6 million, plus subsequent contingent consideration payments over a three-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $7.9 million, which is included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of September 30, 2018.
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

Dehco, Inc. (“Dehco”)
In April 2018, the Company completed the acquisition of Dehco, a distributor and manufacturer of flooring, kitchen and bath products, adhesives and sealants, electronics, appliances and accessories, LP tanks, and other related building materials, primarily for the RV market as well as the manufactured housing (“MH”), marine and other industrial markets, for a net purchase price of $52.8 million. Dehco has operating facilities in Indiana, Oregon, Pennsylvania and Alabama.
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
Dowco, Inc. (“Dowco”)
In May 2018, the Company completed the acquisition of Dowco, a designer and manufacturer of custom designed boat covers and bimini tops, full boat enclosures, mounting hardware, and other accessories and components for the marine market, for a net purchase price of $56.9 million. Dowco has operating facilities in Wisconsin, Missouri, Indiana, and Minnesota.
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
Marine Accessories Corporation (“MAC”)
In June 2018, the Company completed the acquisition of Maryville, Tennessee-based MAC, a manufacturer, distributor and aftermarket supplier of custom tower and canvas products and other related accessories to OEMs, dealers, retailers and distributors within the marine market, as well as direct to consumers, for a net purchase price of $58.2 million.
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
Engineered Metals and Composites, Inc. (“EMC”)
In September 2018, the Company completed the acquisition of West Columbia, South Carolina-based EMC, a designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry, for a net initial purchase price of $25.9 million, plus subsequent contingent consideration over a three-month period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $2.5 million, which is included in the line item “Accrued liabilities” on the condensed consolidated statement of financial position as of September 30, 2018.
The results of operations for EMC are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
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

Baymont, Inc. (“Baymont”)
In September 2017, the Company acquired the business and certain assets of Baymont, a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the MH and industrial markets, with operating facilities located in Golden, Mississippi and Belmont, Mississippi. The net purchase price was $3.8 million, plus subsequent contingent consideration payments over a six-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $5.1 million at the date of acquisition, which was included in the line item “Other long-term liabilities” on the condensed consolidated statement of financial position as of December 31, 2017. In the first nine months of 2018, the fair value estimate of the contingent consideration was decreased by $1.1 million to $4.0 million, with a corresponding $1.1 million decrease to goodwill.
The results of operations for Baymont are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the third quarter of 2018. Changes from previously reported estimated amounts as of December 31, 2017 include a $0.3 million increase to property, plant and equipment, net, a $0.9 million increase to other intangible assets, and a $1.7 million decrease to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the third quarter of 2018.

Indiana Transport, Inc. (“Indiana Transport”)
In November 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Indiana Transport, a transportation and logistics service provider primarily to OEMs and dealers in the RV market, for a net purchase price of $58.8 million.
The results of operations for Indiana Transport are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first nine months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $1.0 million decrease to property, plant and equipment, net, with a corresponding $1.0 million increase to goodwill, and a $0.6 million increase to accounts payable and accrued liabilities.
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
The results of operations for LMI are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first nine months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $2.0 million increase to property, plant and equipment, net, and a $0.6 million decrease to goodwill.
Nickell Moulding Company, Inc. (“Nickell”)
In December 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Nickell, a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets, for a net purchase price of $12.6 million.
The results of operations for Nickell are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. In the first nine months of 2018, changes from previously reported estimated amounts as of December 31, 2017 include a $0.2 million decrease to trade receivables, a $0.8 million decrease to goodwill, a $0.4 million increase to inventories, a $0.3 million increase to property, plant and equipment, net, and a $0.6 million decrease to accounts payable and accrued liabilities.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Accounts payable and accrued liabilities	Less: Deferred tax liability	Total net assets acquired
2018
MMC (1)	$1,474	$2,324	$3,000	$—	$10,626	$4,647	$818	$—	$21,253
AMC	3,966	5,631	4,000	39	5,350	1,243	2,462	—	17,767
IMP (2)	1,962	4,286	1,306	13	17,997	3,821	2,886	—	26,499
Collins	2,854	9,922	1,125	5	22,000	6,662	2,561	—	40,007
Dehco	4,727	18,416	14,175	356	14,200	4,100	3,194	—	52,780
Dowco	4,136	4,498	5,910	1,869	34,379	10,340	4,198	—	56,934
MAC	3,081	6,867	8,000	1,558	32,733	18,448	4,109	8,373	58,205
EMC (3)	600	2,018	3,500	—	18,750	3,900	387	—	28,381
2018 Totals	$22,800	$53,962	$41,016	$3,840	$156,035	$53,161	$20,615	$8,373	$301,826

2017
Medallion	$2,233	$2,605	$1,713	$118	$3,100	$1,342	$1,200	$—	$9,911
LPE	5,848	5,162	9,225	337	33,275	39,945	6,358	14,140	73,294
Wire Design	615	437	555	21	5,590	4,052	491	—	10,779
Baymont (4)	—	1,174	2,067	—	3,166	1,502	69	—	7,840
Indiana Transport	6,379	—	2,594	1,309	31,375	20,250	3,117	—	58,790
LMI	11,222	9,086	6,028	994	36,110	25,910	8,472	—	80,878
Nickell	1,762	1,550	1,240	—	6,179	2,421	556	—	12,596
Other	—	250	2,668	—	—	668	124	—	3,462
2017 Totals	$28,059	$20,264	$26,090	$2,779	$118,795	$96,090	$20,387	$14,140	$257,550
(1) Total net assets acquired for MMC reflect the preliminary estimated liability of $1.4 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the MMC acquisition of $19.9 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
(2) Total net assets acquired for IMP reflect the preliminary estimated liability of $7.9 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the IMP acquisition of $18.6 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
(3) Total net assets acquired for EMC reflect the preliminary estimated liability of $2.5 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the EMC acquisition of $25.9 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
(4) Total net assets acquired for Baymont reflect the preliminary estimated liability of $4.0 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the Baymont acquisition of $3.8 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the consolidated statement of cash flows for the year ended December 31, 2017.

Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 30, 2018 and September 24, 2017 assumes the MMC, AMC, IMP, Collins, Dehco, Dowco, MAC, and EMC acquisitions (which were acquired in 2018) and the Medallion, LPE, Wire Design, Baymont, Indiana Transport, LMI, and Nickell acquisitions (which were acquired in 2017) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2018 and 2017 acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.4 million and $5.4 million for the third quarter and nine months ended September 30, 2018, respectively, and $5.2 million and $18.1 million for the third quarter and nine months ended September 24, 2017, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Revenue	$579,432	$544,709	$1,846,631	$1,591,758
Net income	28,393	23,134	99,652	75,832
Basic net income per common share	1.19	0.94	4.10	3.16
Diluted net income per common share	1.17	0.92	4.05	3.11

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $3.5 million and $2.6 million for the third quarters ended September 30, 2018 and September 24, 2017, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first nine months of 2018 and 2017, the Company recorded $10.9 million and $7.8 million, respectively.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For full year 2017, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 233,654 shares in the aggregate, of which grants of 167,504 shares were approved in the first nine months of 2017. On January 17, 2017, the Board approved the grant of 340,110 stock options and the grant of 340,128 stock appreciation rights.

The Board approved various share grants under the Plan in the first nine months of 2018 totaling 181,808 shares in the aggregate.

As of September 30, 2018, there was approximately $24.2 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 21.1 months.

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

Income per common share is calculated for the third quarter and nine months periods as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net income for basic and diluted per share calculation	$27,934	$17,945	$92,862	$56,672
Weighted average common shares outstanding - basic	23,894	24,663	24,279	24,066
Effect of potentially dilutive securities	338	369	340	410
Weighted average common shares outstanding - diluted	24,232	25,032	24,619	24,476
Basic net income per common share	$1.17	$0.73	$3.82	$2.35
Diluted net income per common share	$1.15	$0.72	$3.77	$2.32

9.	DEBT

A summary of total debt outstanding at September 30, 2018 and December 31, 2017 is as follows:

(thousands)	September 30, 2018	December 31, 2017
Long-term debt:
Revolver	$364,000	$287,397
Term Loan	97,500	66,960
Convertible Notes	172,500	—
Total long-term debt	634,000	354,357
Less: Convertible Notes debt discount	(31,699)	—
Less: current maturities of long-term debt	(7,500)	(15,766)
Less: net deferred financing costs related to Term Loan	(467)	(480)
Total long-term debt, less current maturities, net	$594,334	$338,111

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

At September 30, 2018, the Company had $97.5 million outstanding under the 2018 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2018 Revolver of: (i) $348.0 million under the LIBOR-based option and (ii) $16.0 million under the Base Rate-based option. The interest rate for borrowings at September 30, 2018 was the Prime Rate plus 1.00% (or 6.25%), or LIBOR plus 2.00% (or 4.26%). At December 31, 2017, the Company had $67.0 million outstanding under the 2015 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $281.0 million under the LIBOR-based option and (ii) $6.4 million under the Base Rate-based option. The interest rate for borrowings at December 31, 2017 was the Prime Rate plus 0.50% (or 5.00%), or LIBOR plus 1.50% (or 3.1250%). The fee payable on committed but unused portions of the 2018 Revolver and the 2015 Revolver, respectively, was 0.25% at September 30, 2018 and 0.20% December 31, 2017.

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

As of and for the September 30, 2018 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2018 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 30, 2018 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.26
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.51

Total cash interest paid for the third quarter and first nine months of 2018 was $6.6 million and $12.2 million, respectively. For the comparable 2017 periods, cash interest paid was $2.3 million and $5.8 million, respectively.

Interest Rate Swaps

In the third quarter of 2018, the Company entered into $200.0 million notional amount of variable to fixed interest rate swaps to hedge risks associated with the variable LIBOR component of the 2018 Credit Facility. These interest rate swaps fix the LIBOR component of interest expense on $200.0 million of the debt outstanding under the 2018 Credit Facility at an average interest rate of 2.91%, with an all-in average rate of 4.91% with the current applicable margin, discussed above. See Note 10 for further details.
Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The total debt discount at closing of $36.0 million represented (1) the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes or $31.9 million plus (2) the debt discount portion of the issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The unamortized portion of the debt discount as of September 30, 2018 was $31.7 million.
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
Convertible Note Hedge Transactions and Warrant Transactions
In January 2018, in connection with the Convertible Notes offering, the Company entered into privately negotiated convertible note hedge transactions (together, the “Convertible Note Hedge Transactions”) with each of Bank of America, N.A. and Wells Fargo Bank, National Association (together, the “Hedge Counterparties”). Pursuant to the Convertible Note Hedge Transactions, the Company acquired options to purchase the same number of shares of the Company's common stock (or 1,962,790 shares) initially underlying the Convertibles Notes at an initial strike price equal to the initial strike price of the Convertible Notes of approximately $87.89 per share, subject to customary anti-dilution adjustments. The options expire on February 1, 2023, subject to earlier exercise.
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
Interest Rate Swaps
The 2018 Credit Facility exposes the Company to risk associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps on a portion of its 2018 Credit Facility. As of September 30, 2018, the Company had a combined notional principal amount of $200.0 million of variable to fixed interest rate swap agreements, all of which were designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the 2018 Credit Facility from variable interest rates to fixed interest rates and have termination dates that correspond to the interest payment dates of the 2018 Credit Facility.
Fair Value of Derivative Contracts

The following table summarizes the fair value of derivative contracts included in the accompanying condensed consolidated balance sheet (in thousands):

	Fair value of derivative assets			Fair value of derivative liabilities
Derivatives accounted for as cash flow hedges	Balance sheet location	September 30, 2018	December 31, 2017	Balance sheet location	September 30, 2018	December 31, 2017
Interest rate swap agreements	Other non-current assets	$194	$—	Other long-term liabilities	$86	$—
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, and are classified as Level 2 in the fair value hierarchy.

AOCI Recognition

The following table presents the amount of gains and losses that have been recognized in accumulated other comprehensive ("AOCI") from changes in the unrealized gain on the interest rate swaps, net of tax (in thousands):

Unrealized Gain Recognized in AOCI
Third Quarter Ended		Nine Months Ended
September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
$80	$—	$80	$—

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company incurs activity in AOCI for unrealized gains on derivatives that qualify as hedges of cash flows, unrecognized pension costs and cumulative foreign currency translation adjustments. The activity in AOCI is as follows:

(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2017	$—	$66	$—	$66
Other comprehensive income (loss) (net of tax of $28, $0 and $0)	80	—	(31)	49
Balance at September 30, 2018	$80	$66	$(31)	$115

12.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of September 30, 2018 and December 31, 2017 because of the relatively short maturities of these financial instruments. The carrying amounts of the 2018 Term Loan and the 2018 Revolver and of the 2015 Term Loan and the 2015 Revolver, approximated fair value as of September 30, 2018 and December 31, 2017, respectively, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the Convertible Notes, calculated using Level 2 inputs, was approximately $164.4 million as of September 30, 2018.

13.	INCOME TAXES

The effective tax rate in the third quarter of 2018 and 2017 was 25.3% and 36.0%, respectively, and the effective tax rate for the comparable nine months periods was 23.6% and 30.6%, respectively. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization. Amounts recorded include $21,000 in the third quarter of 2017 with no comparable amount in the third quarter of 2018, and $2.2 million and $4.6 million for the first nine months of 2018 and 2017, respectively.

The Company paid income taxes of $5.6 million and $11.0 million in the third quarter of 2018 and 2017, respectively, and $21.0 million and $30.5 million in the first nine months of 2018 and 2017, respectively.

14.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – This segment includes the following: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components. The Manufacturing segment contributed approximately 78% and 83% of the Company’s net sales for the first nine months ended September 30, 2018 and September 24, 2017, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, wiring, electrical and plumbing products, appliances, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services. The Distribution segment contributed approximately 22% and 17% of the Company’s net sales for the first nine months ended September 30, 2018 and September 24, 2017, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

Third Quarter Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$445,214	$129,925	$575,139
Intersegment sales	8,182	1,097	9,279
Total sales	453,396	131,022	584,418
Operating income	54,887	7,606	62,493

Third Quarter Ended September 24, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$337,542	$69,969	$407,511
Intersegment sales	7,530	562	8,092
Total sales	345,072	70,531	415,603
Operating income	37,916	4,198	42,114

Nine Months Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,344,088	$387,762	$1,731,850
Intersegment sales	27,464	2,840	30,304
Total sales	1,371,552	390,602	1,762,154
Operating income	172,799	25,092	197,891

Nine Months Ended September 24, 2017
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$958,785	$201,298	$1,160,083
Intersegment sales	21,935	1,814	23,749
Total sales	980,720	203,112	1,183,832
Operating income	110,176	12,376	122,552

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Operating income for reportable segments	$62,493	$42,114	$197,891	$122,552
Unallocated corporate expenses	(8,911)	(6,703)	(33,229)	(20,517)
Amortization	(8,873)	(5,237)	(25,140)	(14,239)
Consolidated operating income	$44,709	$30,174	$139,522	$87,796

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

15.	STOCK REPURCHASE PROGRAMS

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

In the first nine months of 2018, the Company repurchased 1,282,930 shares under the 2018 Repurchase Plan at an average price of $58.48 per share for a total cost of $75.0 million.

In October 2018, the Board approved an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $50.0 million, which included the $3.6 million remaining under the $50.0 million authorization announced in May 2018. Year-to-date through November 7, 2018, the Company repurchased 1,796,484 shares at an average price of $56.12 per share for a total cost of $100.8 million.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

16.	RELATED PARTY TRANSACTIONS

In the first nine months of 2018, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.9 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.5 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 40 of this Report. The Company undertakes no obligation to update these forward-looking statements.

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 30, 2018 Compared to 2017

REVIEW BY BUSINESS SEGMENT
Third Quarter and Nine Months Ended September 30, 2018 Compared to 2017
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first nine months of 2018 reflected a continuation of overall growth in each of our four primary markets, supported by continued positive demographic drivers and retail demand patterns, despite recent volatility in recreational vehicle ("RV") industry wholesale unit shipments. This recent volatility reflects a combination of normal seasonal trends and RV original equipment manufacturers ("OEMs") tactically flexing their production levels to aggressively balance dealer inventory levels to support retail demand expectations. The positive sentiment exhibited by both the RV dealers and OEMs during the annual dealer shows held in the August/September timeframe supports our belief in the sustainable long-term potential in this market, and our anticipation of the return to more balanced industry shipment levels consistent with anticipated retail demand as we move through the fourth quarter of 2018 and into the first quarter of 2019. Based on the geographic and capacity expansion efforts by both RV manufacturers and suppliers over the last several years, which resulted in reduced production lead times, we expect dealers to operate with lower inventory levels which will likely reduce orders in the fourth quarter of 2018. In the first nine months of 2018, the marine market continued to grow as evidenced by growth in retail unit sales, and the manufactured housing (“MH”) market continued to reflect solid improvement based on the growth rate in estimated wholesale industry shipments. Additionally, we see a continuation of improving conditions in the industrial markets, as evidenced by growth in new housing starts and increases in commercial construction and institutional furniture spending.

We anticipate that attractive demographics, favorable retail trends in the RV and marine outdoor leisure and recreational lifestyle markets, improving consumer credit, consumer confidence, and historically low interest rates will all have a significant role in the ongoing growth we project for the primary markets we serve.

RV Industry
The RV industry is our primary market and comprised 62% and 65% of the Company’s sales in the third quarter and first nine months of 2018, respectively. Sales from the RV industry increased 30% and 41%, respectively, in the third quarter and first nine months of 2018 compared to the prior year periods.

According to the Recreation Vehicle Industry Association (“RVIA”), wholesale shipments totaled 107,130 units in the third quarter of 2018, representing the second highest third quarter wholesale unit shipment level on record and a decline of 12%, compared to record third quarter wholesale shipments of 121,565 units in the third quarter of 2017. Wholesale unit shipments of 378,718 units in the first nine months of 2018 were virtually unchanged versus the prior year period. Towable units shipped, which accounted for 88% of third quarter 2018 wholesale units, were down 11% compared to the prior year quarter, and motorized units were down approximately 15% in the third quarter of 2018.

Over the last several years, RV manufacturers have been increasing plant capacity to support and balance production levels to match demand and optimize their workflow following industry unit growth of 15% and 17%, respectively, for calendar years 2016 and 2017. For several years prior to 2018, many RV dealers experienced inventory shortages heading into the spring selling season as a result of strong double digit retail demand and longer production lead times than OEMs currently deliver. As a result, dealers placed higher than normal orders in the third and fourth quarters of 2017 in anticipation of a continuation of these trends in order to ensure there were adequate inventory levels on hand to satisfy anticipated customer demand heading into the 2018 model year season.

On the manufacturing side, the OEMs improved operations through strategic capacity initiatives which reduced lead times, optimized inventory days on hand, filled order backlogs and restocked the channel on a more real-time basis, allowing OEMs to more efficiently flex their production schedules to support retail demand expectations.

Based on the most recent available industry-wide survey data from Statistical Surveys, Inc. (“SSI”), in the first nine months of 2018, combined domestic and Canadian RV retail unit sales were up 5% year-over-year, which we expect to be further revised upwards as states complete reporting, consistent with past experience, and reflecting the inventory re-balancing discussed above. We generally see wholesale shipments exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the second and third quarter peaks.

Although current volatility in the equity markets, the impact of tariffs, and rising interest rates may create some headwinds in the RV market, we believe the strength in RV retail demand continues to be supported by strong consumer confidence and by favorable demographic trends, with new, younger buyers continuing to enter the channel and incremental repeat buyers starting to emerge, providing momentum for continued demand in the industry both in new entrants and for upgrade purchases as families grow and seek larger units with more amenities.

We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in the first nine months of 2018 increasing at a rate substantially in excess of general industry results. We continue to have a favorable view of growth for the RV industry based on a number of factors including:

•	Attractive industry demographic trends with new and younger buyers entering the market and baby boomers reaching retirement age;

•	Readily available financing and improving consumer credit;

•	New and innovative products coming to market;

•	Consumer confidence;

•	Increased strength in the overall economic environment, including lower unemployment rates, improving trends in wages and improving consumer confidence levels; and

•	The value of the travel and leisure lifestyle related to spending quality time with families.

Marine Industry
Sales to the marine industry, which represented approximately 14% and 11% of the Company's consolidated net sales in the third quarter and first nine months of 2018, respectively, increased 138% and 153%, respectively, compared to the third quarter and first nine months of 2017.

As the marine industry reflects a similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry, the Company expanded its presence in this market through recent acquisitions and organic growth in the first nine months of 2018. The Company's combination of design, engineering, manufacturing and fabrication capabilities, along with its growing geographic footprint and comprehensive product offerings to its customers in the marine market, provides continuing opportunities for fully integrated solutions and additional content for the marine OEMs.

In the first nine months of 2018, we completed five marine acquisitions and realized both organic and strategic market penetration by providing a full suite of options and solution-based products to the marine OEMs to support their growth needs and expectations. For the first nine months of 2018, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, increased approximately 2%, with aluminum fishing and pontoon combined sales increasing 3% and ski and wake sales up 8%, partially offset by a 1% decrease in fiberglass. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters. This market continues to make a steady recovery, with single-digit annual average growth rates since 2010. Moreover, according to industry sources, the average age of boats in service is approximately 24 to 25 years compared to a 30-year estimated useful life, and approximately one million boats are expected to be retired over the next four years. The increased age of boats in service, low channel inventories and continued positive demographics all point to anticipated growth in the marine market.

MH Industry
Sales to the MH industry, which represented 12% of the Company’s sales in both the third quarter and first nine months of 2018, increased 28% and 35%, respectively, compared to the prior year. Based on industry data from the Manufactured Housing Institute and the Company's estimate for the month of September 2018, MH wholesale unit shipments increased by approximately 9% in both the third quarter and first nine months of 2018. The demographic trends within the MH market indicate strong expected demand patterns related to first time home buyers and those looking to downsize.

We currently expect steady growth in this market for the remainder of 2018 with growth rates and seasonality consistent with recent years. In addition, we believe we are well-positioned to capitalize on pent up demand and the significant upside potential of the MH market in the long-term, especially given the increasing attractiveness of the single-family manufactured housing option and the combination of our nationwide geographic footprint, available capacity in our current MH concentrated locations and our current content per unit levels.

In addition, as a result of recently announced initiatives by Fannie Mae, there is a potential for increases in loan availability in the MH market and resulting demand for MH products.
Factors that may favorably impact production levels further in this industry include improving quality credit standards in the residential housing market, new jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing in the difference between interest rates on MH loans and mortgages on traditional residential "stick-built" housing, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 12% of our consolidated sales in both the third quarter and first nine months of 2018. This market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. The Company’s industrial sales increased 53% and 58% in the third quarter and first nine months of 2018, respectively, compared to 2017, reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions, new product development, and the penetration of adjacent markets and new geographic regions. In addition, the Company's sales in the first nine months of 2018 benefited from market share gains, particularly in the commercial and hospitality markets. The Company has also targeted certain sales efforts towards market segments that are less directly tied to new single and multi-family home construction, including the retail fixture, and office, medical, and institutional furnishings markets.
We estimate approximately 60% of our industrial revenue base was directly tied to the residential housing market in the third quarter and first nine months of 2018, where new housing starts increased approximately 4% and 6% for the respective periods, as reported in a U.S. Department of Commerce release dated October 17, 2018. Single-family residential housing starts increased 2% and 6%, respectively, and multi-family residential housing starts increased 6% and 7%, respectively, for the third quarter and first nine months of 2018. Industry growth was particularly strong in the western region of the U.S. as single and multi-family residential housing starts for the first nine months of 2018 were up 15% and 12%, respectively. The remaining 40% of our industrial business is directly tied to the non-residential and commercial markets.
The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months. While higher interest rates and tariffs are creating some current headwinds, we believe the lack of affordable housing capacity and inventories, improving consumer credit, jobs and wage growth, and demographic trends related to new buyers and those looking to downsize will continue to positively impact the housing industry for the next several years.

Outlook
In general, the primary markets we serve experienced overall growth in the first nine months of 2018 compared to the prior year, and we expect to see continued overall industry growth throughout the remainder of 2018 in most of our markets along with an expected return to a more normalized pattern of RV wholesale unit production in alignment with retail demand. We are currently forecasting a decline of low-to-mid single digits related to RV wholesale unit shipment levels in 2018 when compared to the full year 2017 as part of expected industry recalibration. Based on its most recent forecast, the RVIA expects wholesale unit shipments for fiscal 2019 to range from low single digit declines to low single digit growth compared to full year 2018.

On the MH side, we are currently forecasting high single digit growth rates in wholesale unit shipments for 2018 reflecting the improvement in single-family residential housing starts. We are currently anticipating high single digit to low double digit growth rates in MH wholesale unit shipments for fiscal 2019 and mid-single digit growth rates in the residential housing market, with potential double digit growth rates in the southern and western regions, housing, hospitality and commercial markets.

As it relates to the marine market, we currently estimate 2018 retail unit growth in the powerboat sector of low-to-mid-single digits, and expected low to mid-single digit growth in 2019.

In the industrial market, which is primarily tied to the residential housing market, the National Association of Home Builders (per its housing and interest rate forecast as of October 4, 2018) is currently forecasting an approximate 5% year-over-year increase in new housing starts in 2018 compared to 2017, and a 2% year-over-year increase for 2019 compared to 2018.

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
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for full year 2018 includes expenditures of approximately $30 million related primarily to strategic investments in geographic expansions, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 30, 2018 Compared to 2017
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended		Nine Months Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.5	83.0	81.6	82.9
Gross profit	18.5	17.0	18.4	17.1
Warehouse and delivery expenses	3.4	2.7	3.2	2.8
Selling, general and administrative expenses	5.8	5.6	5.7	5.5
Amortization of intangible assets	1.5	1.3	1.4	1.2
Operating income	7.8	7.4	8.1	7.6
Interest expense, net	1.3	0.5	1.0	0.5
Income taxes	1.6	2.5	1.7	2.2
Net income	4.9	4.4	5.4	4.9
Net Sales. Net sales in the third quarter of 2018 increased $167.6 million or 41% to $575.1 million from $407.5 million in the third quarter of 2017. The Company's net sales increased in all four of its primary markets in the third quarter of 2018 as evidenced by increases of 30% in RV, 138% in marine, 28% in MH, and 53% in industrial. In the third quarter of 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $82.4 million and $29.3 million, respectively.

Net sales in the first nine months of 2018 increased $571.8 million or 49%, to $1.7 billion from $1.2 billion in the prior year period. The increase in net sales was attributable to increases of 41% in RV, 153% in marine, 35% in MH, and 58% in industrial. In the first nine months of 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $160.0 million and $47.7 million, respectively.

In the first nine months of 2018, we acquired Metal Moulding Corporation, Aluminum Metals Company, LLC, IMP Holdings, LLC d/b/a/ Indiana Marine Products, Collins & Company, Inc., Dehco, Inc., Dowco, Inc., Marine Accessories Corporation, and Engineered Metals and Composites, Inc. In the first nine months of 2017, we acquired Medallion Plastics, Inc., Leisure Product Enterprises, LLC, Indiana Technologies, Inc. d/b/a Wire Design, and Baymont, Inc.

The consolidated net sales increase in both the third quarter and the first nine months of 2018 reflect the revenue contribution of: (i) each of the acquisitions completed in the first nine months of 2018 with the exception of Engineered Metals and Composites, Inc. which was acquired on the last business day of the third quarter of 2018; (ii) the incremental contribution of the four acquisitions completed in the first nine months of 2017; and (iii) the revenue contribution of the three acquisitions completed in the fourth quarter of 2017, namely Indiana Transport, Inc., LMI, Inc. and Related Companies, and Nickell Moulding Company, Inc.

The consolidated net sales increase in both the third quarter and first nine months of 2018 was also a function of: (i) increased penetration including geographic and product expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the MH industry and in powerboat retail unit shipments in the marine industry; and (iii) improved residential housing starts.

The Company’s RV content per unit (on a trailing twelve-month basis) for the third quarter of 2018 increased approximately 36% to $2,880 from $2,123 for the third quarter of 2017. The marine content per retail unit (on a trailing twelve-month basis) for the third quarter of 2018 increased approximately 152% to an estimated $1,058 from $420 for the third quarter of 2017. The MH content per unit (on a trailing twelve-month basis) for the third quarter of 2018 increased approximately 22% to an estimated $2,632 from $2,159 for the third quarter of 2017.

The RV industry, which represented 62% and 65% of the Company’s sales in the third quarter and first nine months of 2018, experienced a 12% decline in wholesale unit shipments in the third quarter of 2018 and were essentially unchanged in the first nine months of 2018 compared to 2017. The MH industry, which represented 12% of the Company’s sales in both the third quarter and first nine months of 2018, experienced a 9% increase in wholesale unit shipments, as estimated by the Company, in both the third quarter and first nine months of 2018 compared to the prior year periods. Revenues from the marine industry represented 14% and 11% of the Company's sales in the third quarter and first nine months of 2018, respectively. For the first nine months of 2018, powerboat marine retail unit shipments were up approximately 2% with aluminum fishing and pontoon combined sales up 3% and ski and wake sales up 8%, partially offset by a 1% decrease in fiberglass. The industrial market sector accounted for approximately 12% of the Company’s sales in both the third quarter and first nine months of 2018. We estimate that approximately 60% of our industrial revenue base was directly tied to the residential housing market in the first nine months of 2018, which experienced an increase in new housing starts of approximately 6% compared to the prior year period (as reported by the U.S. Department of Commerce).

Cost of Goods Sold. Cost of goods sold increased $130.2 million or 38% to $468.5 million in the third quarter of 2018 from $338.3 million in 2017. As a percentage of net sales, cost of goods sold decreased during the third quarter of 2018 to 81.5% from 83.0% in 2017. For the first nine months of 2018, cost of goods sold increased $450.8 million or 47%, to $1,412.6 million from $961.9 million in the prior year period, and as a percentage of net sales decreased to 81.6% from 82.9% in the prior year period.

Cost of goods sold as a percentage of net sales was positively impacted during both the third quarter and first nine months of 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2018 and the addition of new higher margin product lines; and (iii) the ongoing deployment of strategic capital investments and labor initiatives to automate certain processes, improve efficiencies, and alleviate certain labor inefficiencies. Partially offsetting the decline in cost of goods sold as a percentage of net sales for the first nine months of 2018 was the impact of higher labor costs related to tight labor markets, particularly in the Midwest, with this labor impact decreasing in the third quarter of 2018. In addition, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized and distributed.
Tariffs on Chinese aluminum and steel implemented in March 2018 had minimal impact on the Company's cost of materials in the third quarter and first nine months of 2018, as over 95% of the Company's finished metal products and components on a cost basis are sourced domestically. On a consolidated basis, finished metal products and components represent less than 10% of the Company's total cost of materials. Additionally, over 90% of the Company's total materials on a cost basis are sourced either domestically or outside of China. At the same time, however, prices on domestic finished metal products and components have risen to reflect increased demand as a result of the tariffs, and the Company has instituted price increases to its customers to help mitigate the incremental costs.
Tariffs on additional Chinese products that went into effect in late September 2018 include certain items the Company sources directly from China, although not all of the products the Company sources from China are subject to the additional tariffs. With these tariffs scheduled to increase from 10% to 25% in January 2019, the Company has been actively working to mitigate the incremental costs by strategically (i) increasing and managing inventory levels; (ii) exploring alternative sources of product; (iii) working with vendors to share the costs of the tariffs; and (iv) instituting price increases to its customers that would become effective in 2019, where appropriate. As a result, the Company does not expect that these additional tariffs will have a material impact on its results of operation.
Gross Profit. Gross profit increased $37.5 million or 54%, to $106.7 million in the third quarter of 2018 from $69.2 million in 2017. For the first nine months of 2018, gross profit increased $121.0 million or 61%, to $319.2 million from $198.2 million in 2017. As a percentage of net sales, gross profit increased to 18.5% in the third quarter of 2018 from 17.0% in the same period in 2017, and increased to 18.4% in the first nine months of 2018 from 17.1% in the prior year period. The improvement in gross profit dollars and the impact to the percentage of net sales in the third quarter and first nine months of 2018 compared to 2017 reflected the impact of the factors discussed above under “Cost of Goods Sold”.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $8.8 million or 80%, to $19.8 million in the third quarter of 2018 from $11.0 million in 2017. For the first nine months of 2018, warehouse and delivery expenses increased $23.1 million or 71%, to $55.5 million from $32.4 million in 2017. As a percentage of net sales, warehouse and delivery expenses were 3.4% in the third quarter of 2018 compared to 2.7% in the third quarter of 2017. For the nine months periods, warehouse and delivery expenses were 3.2% and 2.8% of net sales for 2018 and 2017, respectively. The expense increase in both the third quarter of 2018 and the first nine months of 2018 was primarily attributable to increased sales volumes and the impact of certain acquisitions completed in 2017 and 2018 that had higher warehouse and delivery expenses as a percentage of net sales when compared to the consolidated percentage.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $10.5 million or 46%, to $33.3 million in the third quarter of 2018 from $22.8 million in 2017. For the first nine months, SG&A expenses increased $35.2 million or 55%, to $99.0 million in 2018 from $63.8 million in 2017. As a percentage of net sales, SG&A expenses were 5.8% in the third quarter of 2018 compared to 5.6% in the third quarter of 2017. For the nine months periods, SG&A expenses were 5.7% and 5.5% of net sales for 2018 and 2017, respectively.

The increase in SG&A expenses as a percentage of net sales in the third quarter and first nine months of 2018 compared to the prior year periods primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2018 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of certain acquisitions completed in 2017 and 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $3.6 million and $10.9 million in the third quarter and first nine months of 2018, respectively, compared to prior year, primarily reflecting the impact of acquisitions completed in 2017 and in the first nine months of 2018. In the aggregate, in conjunction with the 2017 and 2018 acquisitions, the Company recognized an estimated $230.1 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income increased $14.5 million or 48%, to $44.7 million in the third quarter of 2018 from $30.2 million in 2017. As a percentage of net sales, operating income was 7.8% in the third quarter of 2018 versus 7.4% in the same period in 2017. Operating income in the third quarter of 2018 and 2017 included $8.8 million and $4.0 million, respectively, attributable to the acquisitions completed in each of those periods. The change in operating income and operating margin is primarily attributable to the items discussed above.

For the first nine months of 2018, operating income increased $51.7 million or 59%, to $139.5 million from $87.8 million in 2017. As a percentage of net sales, operating income increased to 8.1% in the nine months of 2018 from 7.6% in the prior year period. For the first nine months of 2018 and 2017, operating income attributable to acquisitions completed in each of those periods was $17.3 million and $6.0 million, respectively. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $5.2 million to $7.3 million in the third quarter of 2018 from $2.1 million in the prior year. For the first nine months of 2018, interest expense increased $11.8 million to $18.0 million from $6.2 million in the prior year period. The increase in interest expense reflects increased borrowings primarily to fund acquisitions and increased working capital needs in the third quarter and first nine months of 2018, as well as increases in the average interest rate on the variable rate portion of the Company's debt which reflects recent increases in LIBOR in 2018 compared to the prior year.

Income Taxes. For the third quarter of 2018, the effective tax rate was 25.3% compared to 36.0% in the comparable 2017 period. For the first nine months of 2018, the effective tax rate was 23.6% compared to 30.6% for the prior year period.

The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that were recorded as a reduction to income tax expense upon realization. Amounts recorded include $21,000 in the third quarter of 2017 with no comparable amount in the third quarter of 2018, and $2.2 million and $4.6 million for the first nine months of 2018 and 2017, respectively. Exclusive of the impact relating to the share-based payment awards in the first nine months of 2018 and any additional impact in the remainder of 2018, we anticipate our full year 2018 effective tax rate to be between 25% and 26%.

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

Net Income. Net income for the third quarter of 2018 was $27.9 million or $1.15 per diluted share compared to $17.9 million or $0.72 per diluted share for 2017. For the first nine months, net income was $92.9 million or $3.77 per diluted share in 2018 compared to $56.7 million or $2.32 per diluted share for 2017. The changes in net income for the third quarter and first nine months of 2018 reflect the impact of the items previously discussed.
REVIEW BY BUSINESS SEGMENT
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, and other products. Patrick’s major manufactured products also include wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat cover, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, and slotwall panels and components.

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

Third Quarter and Nine Months Ended September 30, 2018 Compared to 2017

General

In the discussion that follows, sales attributable to the Company’s operating segments include intersegment sales and gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation of consolidated operating income is presented in Note 14 to the Condensed Consolidated Financial Statements.

	Third Quarter Ended		Nine Months Ended
(thousands)	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Sales
Manufacturing	$453,396	$345,072	$1,371,552	$980,720
Distribution	131,022	70,531	390,602	203,112
Gross Profit
Manufacturing	86,015	58,119	262,824	167,037
Distribution	21,974	10,870	63,668	32,678
Operating Income
Manufacturing	54,887	37,916	172,799	110,176
Distribution	7,606	4,198	25,092	12,376

Manufacturing

Sales. Sales increased $108.3 million or 31%, to $453.4 million in the third quarter of 2018 from $345.1 million in 2017. For the first nine months of 2018, sales increased $390.8 million or 40%, to $1.4 billion from $980.7 million in the prior year period. This segment accounted for approximately 77% and 78% of the Company’s consolidated net sales for the third quarter and first nine months of 2018, respectively, and 83% for both the third quarter and first nine months of 2017. The sales increase in the third quarter and first nine months of 2018 largely reflected an increase in revenue from all four of the Company's primary markets.

Revenue in the third quarter and first nine months of 2018 included $51.8 million and $99.0 million, respectively, related to acquisitions completed in the first nine months of 2018. Revenue in the third quarter and first nine months of 2017 included $29.3 million and $47.7 million, respectively, related to acquisitions completed in the first nine months of 2017. The sales increase in both the third quarter and the first nine months of 2018 is also attributable to: (i) increased penetration including geographic and product expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the MH industry and in powerboat retail unit shipments in the marine industry; and (iii) improved residential housing starts.

Gross Profit. Gross profit increased $27.9 million or 48%, to $86.0 million in the third quarter of 2018 from $58.1 million in the third quarter of 2017. As a percentage of sales, gross profit increased to 19.0% in the third quarter of 2018 from 16.8% in 2017. For the first nine months of 2018, gross profit increased $95.8 million or 57%, to $262.8 million from $167.0 million in the prior year period. As a percentage of sales, gross profit increased to 19.2% in the first nine months of 2018 from 17.0% in 2017.

Gross profit was positively impacted during the third quarter and first nine months of 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2017 and 2018 and the addition of new higher margin product lines; and (iii) the ongoing deployment of strategic capital investments and labor initiatives to automate certain processes, improve efficiencies and alleviate certain labor inefficiencies. The impact of higher labor costs for the first nine months of 2018 related to tight labor markets, particularly in the Midwest, partially offset the improvement in gross profit as a percentage of net sales resulting from the factors discussed above, with this labor impact decreasing in the third quarter of 2018. In addition, the gross profit percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors, as well as the impact of tariffs, that can result in fluctuating costs of certain raw materials and commodity-based components.

Operating Income. Operating income increased $17.0 million to $54.9 million in the third quarter of 2018 from $37.9 million in the prior year. For the first nine months of 2018, operating income increased $62.6 million to $172.8 million from $110.2 million in the comparable 2017 period. The improvement in operating income primarily reflects the increase in gross profit mentioned above. Operating income in the third quarter and first nine months of 2018 included $7.0 million and $12.9 million, respectively, attributable to acquisitions completed in the first nine months of 2018. Operating income in the third quarter and first nine months of 2017 included $4.0 million and $6.0 million, respectively, related to acquisitions completed in the first nine months of 2017.

Distribution

Sales. Sales increased $60.5 million or 86%, to $131.0 million in the third quarter of 2018 from $70.5 million in 2017. For the first nine months of 2018, sales increased $187.5 million or 92%, to $390.6 million from $203.1 million in the prior year period. This segment accounted for approximately 23% and 22%, respectively, of the Company’s consolidated net sales for the third quarter and first nine months of 2018, and 17% for both the third quarter and first nine months of 2017. The sales increase in the third quarter and first nine months of 2018 largely reflected an increase in the Company's revenue from all four of the Company's primary markets.

Revenue in the third quarter and first nine months of 2018 included $30.6 million and $61.0 million, respectively, related to the acquisitions completed in the first nine months of 2018. The acquisitions completed in the first nine months of 2017 were related to the Manufacturing segment, and therefore there was no impact from these acquisitions on revenues in the Distribution segment.

Gross Profit. Gross profit increased $11.1 million to $22.0 million in the third quarter of 2018 from $10.9 million in the third quarter of 2017. As a percentage of sales, gross profit increased to 16.8% in the third quarter of 2018 from 15.4% in 2017, primarily reflecting the impact of acquisitions completed during the fourth quarter of 2017 and in 2018 which had higher margin product lines. For the first nine months of 2018, gross profit increased $31.0 million or 95%, to $63.7 million from $32.7 million in 2017. As a percentage of sales, gross profit was 16.3% and 16.1% in the first nine months of 2018 and 2017, respectively. The increase in gross profit as a percentage of sales in the first nine months of 2018 was primarily attributable to leveraging fixed costs on higher sales volumes, the impact of acquisitions completed in the fourth quarter of 2017 and during 2018, and the addition of new higher margin product lines.

Operating Income. Operating income increased $3.4 million to $7.6 million in the third quarter of 2018 from $4.2 million in the prior year. For the first nine months of 2018, operating income increased $12.7 million to $25.1 million from $12.4 million in 2017. Operating income in the third quarter and first nine months of 2018 included $1.8 million and $4.4 million related to acquisitions completed in the first nine months of 2018. The acquisitions completed in the first nine months of 2017 were related to the Manufacturing segment, and therefore there was no impact from these acquisitions on operating income in the Distribution segment. The overall net improvement in operating income in the third quarter and first nine months of 2018 primarily reflects the items discussed above.

Unallocated Corporate Expenses
Unallocated corporate expenses in the third quarter of 2018 increased $2.2 million to $8.9 million from $6.7 million in the prior year period. In the first nine months of 2018, unallocated corporate expenses increased $12.7 million to $33.2 million from $20.5 million in the first nine months of 2017. Unallocated corporate expenses in both the third quarter and first nine months of 2018 and 2017 included the impact of an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with 2018 and 2017 acquisitions.

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

Net cash provided by operating activities was $127.4 million in the first nine months of 2018 compared to $32.9 million in 2017. Net income was $92.9 million in the first nine months of 2018 compared to $56.7 million in 2017.

Net of acquisitions, trade receivables increased $29.3 million in the first nine months of 2018 and $57.3 million in the same period of 2017, primarily reflecting; (i) increased sales levels in each of those periods, including the post-acquisition sales increases of the acquisitions completed in 2018, 2017 and 2016, that were offset in part by the timing of certain customer payments.

Inventories, net of acquisitions, increased $13.2 million and $20.1 million in the first nine months of 2018 and 2017, respectively, primarily reflecting the post-acquisition sales and inventory increases associated with recent acquisitions. The Company continually works with its key suppliers to match lead-time and minimum order requirements, although it may see fluctuations in inventory levels from quarter to quarter as a result of taking advantage of strategic buying opportunities.

The $21.3 million net increase in accounts payable, accrued liabilities and other in the first nine months of 2018 and the $26.9 million net increase in the comparable 2017 period, primarily reflect the increased level of business activity, the timing and impact of acquisitions, and ongoing operating cash management.

The Company paid income taxes of $21.0 million in the first nine months of 2018. For the comparable period in 2017, the Company paid income taxes of $30.5 million.

Investing Activities
Investing activities used cash of $311.0 million in the first nine months of 2018, primarily to fund the acquisition of the businesses acquired in that period for $290.1 million in the aggregate, and for capital expenditures of $26.1 million. Investing activities used cash of $110.3 million in the first nine months of 2017, primarily to fund the acquisition of the businesses acquired in that period for $97.3 million in the aggregate, and for capital expenditures of $13.2 million.

Our current operating model forecasts capital expenditures for fiscal 2018 of approximately $30 million related primarily to strategic investments in geographic expansions, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements.

Financing Activities
Net cash flows provided by financing activities were $181.1 million in the first nine months of 2018 compared to $77.4 million in the comparable 2017 period.

Total term loan borrowings, net of repayments, were $30.5 million in the first nine months of 2018 versus term loan repayments of $7.9 million in the prior year period. In addition, the Company had net revolver borrowings of $76.6 million in the first nine months of 2018 and net revolver repayments of $4.9 million in the first nine months of 2017. Stock repurchases were $75.0 million in the first nine months of 2018 with no comparable amount in 2017. In the fourth fiscal quarter of 2018, through November 7, 2018, the Company made additional stock repurchases totaling $25.8 million in the aggregate. See Note 15 to the Condensed Consolidated Financial Statements for additional details.

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

At September 30, 2018, the Company had $97.5 million outstanding under the 2018 Term Loan and $364.0 million under the 2018 Revolver.

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

As of and for the September 30, 2018 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2018 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 30, 2018 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.26
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.51

Additional information regarding (1) certain definitions, terms and reporting requirements included in the 2018 Credit Agreement; (2) the interest rates for borrowings at September 30, 2018; (3) the impact of interest rate swaps; and (4) the calculation of both the consolidated total leverage ratio and the consolidated fixed charge coverage ratio is included in Note 9 to the Condensed Consolidated Financial Statements.

Convertible Senior Notes
In January 2018, the Company issued the Convertible Notes. The total debt discount at closing of $36.0 million represented (1) the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes or $31.9 million plus (2) the debt discount portion of the issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The unamortized portion of the debt discount as of September 30, 2018 was $31.7 million.
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
Additional information regarding the conversion features and conditions of the convertibility of the Convertible Notes into cash, shares of common stock of the Company, or a combination thereof, is included in Note 9 to the Condensed Consolidated Financial Statements.

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

Borrowings under the 2015 Revolver and the 2015 Term Loan under the 2015 Credit Facility, which were subject to variable rates of interest, were subject to a maximum total borrowing limit of $450.0 million (effective January 1, 2018 to January 28, 2018), and of $500.0 million (effective January 29, 2018 to June 4, 2018). Borrowings under the 2018 Revolver and the 2018 Term Loan under the 2018 Credit Facility, a portion of which are subject to variable rates of interest, were subject to a maximum total borrowing limit of $900.0 million (effective June 5, 2018). See Notes 9 and 10 to the Condensed Consolidated Financial Statements for further information on the Company's use of interest rate swaps as a cash flow hedge on a portion of the 2018 Credit Facility. For the first nine months of 2018 and for the fiscal year ended December 31, 2017, we were in compliance with all of our debt covenants under the terms of the credit agreement in existence at the time. As of September 30, 2018, the unused availability under the 2018 Revolver, net of cash on hand, was $434.1 million.

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

CRITICAL ACCOUNTING POLICIES

In the first quarter of 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (commonly referred to as “Topic 606”). As discussed in Note 3 to the Condensed Consolidated Financial Statements, the adoption of the new revenue standard did not have a material impact on the Company's revenues, results of operations or financial position nor its revenue recognition accounting policy. There have been no other material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

OTHER

Seasonality

Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August/September timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.

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

Debt Obligations under Credit Agreement
At September 30, 2018, our total debt obligations under our 2018 Credit Agreement were under either LIBOR-based or Base rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.6 million, assuming average borrowings, including the 2018 Term Loan, subject to variable rates of $261.5 million, which was the amount of such borrowings outstanding at September 30, 2018 subject to variable rates. The $261.5 million excludes the reclassification of deferred financing costs related to the 2018 Term Loan and $200.0 million of borrowings outstanding under the 2018 Credit Facility that is hedged at a fixed interest rate through interest rate swaps.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first nine months of 2018. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 30, 2018 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)(4)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (3) (4)
July 2 - July 29, 2018	44,135	$56.29	44,135	$34,915,439
July 30 - September 2, 2018	40,760	63.22	40,760	32,338,742
September 3 - September 30, 2018	262,796	60.34	262,340	16,455,577
	347,691		347,235
(1) Includes 456 shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees in the September 3 to September 30, 2018 period.
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
In the first nine months of 2018, the Company repurchased 1,282,930 shares under the 2018 Repurchase Plan at an average price of $58.48 per share for a total cost of $75.0 million.
(4) In October 2018, the Board approved an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the 2018 Repurchase Plan to $50.0 million, which included the $3.6 million remaining under the $50.0 million authorization announced in May 2018. Year-to-date through November 7, 2018, the Company repurchased 1,796,484 shares at an average price of $56.12 per share for a total cost of $100.8 million.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 8, 2018	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 8, 2018	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer