Form 10-K
period 2018-12-31
PATRICK INDUSTRIES INC
filed 2019-02-28
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $1.3 billion. As of February 15, 2019, there were 23,872,003 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2019 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2018

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
There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A. These factors include, without limitation, the impact of any economic downturns especially in the residential housing market, a decline in discretionary consumer spending, pricing pressures due to competition, costs and availability of raw materials and commodities, the imposition of restrictions and taxes on imports of raw materials and components used in our products, information technology performance and security, the availability of commercial credit, the availability of retail and wholesale financing for recreational vehicles, watercraft, and residential and manufactured homes, the availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, retention and concentration of significant customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company's core businesses, the seasonality and cyclicality in the industries to which our products are sold, realization and impact of efficiency improvements and cost reductions, the successful integration of acquisitions and other growth initiatives, increases in interest rates and oil and gasoline prices, the ability to retain key management personnel, adverse weather conditions impacting retail sales, our ability to remain in compliance with our credit agreement covenants, and general economic, market and political conditions. In addition, national and regional economic conditions may affect the retail sale of recreational vehicles, watercraft, and residential and manufactured housing. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2018.
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

The Company operates through a nationwide network that includes, as of December 31, 2018, 107 manufacturing plants and 42 warehouse and distribution facilities located in 22 states, China, Canada and the Netherlands. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 77% and 23% of the Company’s consolidated net sales for 2018, respectively. Financial information about these operating segments is included in Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

The Company’s strategic and capital allocation strategy is to optimally manage and utilize its resources and leverage its platform of operating brands to continue to grow and reinvest in its business. Through strategic acquisitions, geographic expansion, expansion into new product lines and investment in infrastructure and capital expenditures, Patrick seeks to ensure that its operating network contains capacity, technology and innovative thought processes to support anticipated growth needs, effectively respond to changes in market conditions, inventory and sales levels, and successfully integrate manufacturing, distribution and administrative functions.

Over the last three years, the Company has executed on a number of new product initiatives and invested approximately $734 million to complete 23 acquisitions involving 34 companies, which directly complement its core competencies and existing product lines as well as expand its presence in the marine industry. The combination of improved economic conditions and demographic trends benefiting the RV, MH and marine industries and the execution of the strategic initiatives identified above, among others, resulted in increases in sales, operating income, net income and cash flows over the last several years.

The Company’s principal executive and administrative offices are located at 107 West Franklin Street, Elkhart, Indiana 46515 and the telephone number is (574) 294-7511; Internet website address: www.patrickind.com. The information on Patrick's website is not incorporated by reference into this Form 10-K. The Company makes available free of charge through the website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Major Product Lines

Patrick manufactures and distributes a variety of products within its operating segments including:

Manufacturing	Distribution
Laminated products for furniture, shelving, walls and countertops	Pre-finished wall and ceiling panels
Decorative vinyl, wrapped vinyl, paper laminated panels and vinyl printing	Drywall and drywall finishing products
Solid surface, granite and quartz countertops	Interior and exterior lighting products
Fabricated aluminum products	Wiring, electrical and plumbing products
Wrapped vinyl, paper and hardwood profile mouldings	Transportation and logistics services
Custom cabinetry	Electronics and audio systems components
Electrical systems components including instrument and dash panels	Cement siding
Slide-out trim and fascia	Raw and processed lumber
Cabinet products, doors, components and custom cabinetry	Fiber reinforced polyester (“FRP”) products
Hardwood furniture	Interior passage doors
Fiberglass bath fixtures and tile systems	Roofing products
Specialty bath and closet building products	Laminate and ceramic flooring
Boat covers, towers, tops, and frames	Shower doors
Softwoods lumber	Furniture
Interior passage doors	Fireplaces and surrounds
Wiring and wire harnesses	Appliances
CNC molds and composite parts	Tile
Aluminum fuel tanks	Other miscellaneous products
Slotwall panels and components
RV painting
Thermoformed shower surrounds
Fiberglass and plastic components including front and rear caps and marine helms
Polymer-based flooring
Air handling products

Primary Markets
Patrick manufactures and distributes its building products and interior decorative component products for use in the four primary markets it serves. Operating facilities that supply the Company’s products are strategically located in proximity to the customers they serve. The Company’s sales by market are as follows:

	2018	2017
RV	63%	69%
Marine	12%	7%
MH	12%	13%
Industrial	13%	11%
Total	100%	100%

Recreational Vehicles
The RV industry experienced a decline in wholesale unit shipments in 2018 following eight straight years of growth as RV OEMs continued to adjust their production levels in tandem with the rebalancing of dealer inventories in the retail marketplace. According to the Recreation Vehicle Industry Association ("RVIA"), total RV industry wholesale shipments fell 4% compared to 2017, with shipments reaching a total of 483,672 units, the second highest annual total since 1973. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: motor homes. The Company estimates that its mix of RV revenues related to towable units and motorized units is consistent with the overall RV industry production mix. In 2018, towable and motorized unit shipments represented approximately 88% and 12%, respectively, of total RV industry wholesale shipments. The towable sector decreased 4% in 2018 compared to the prior year and the motorized sector decreased 8% per the RVIA.

The Company’s RV products are sold primarily to major manufacturers of RVs, smaller OEMs, and to a lesser extent, manufacturers in adjacent industries. The RV market is primarily dominated by Thor Industries, Inc. (“Thor”) and Forest River, Inc. (“Forest River”) which combined held 84% of retail market share for towables and 61% for motorized units as reported per Statistical Surveys, Inc. ("SSI") for 2018.

Recreational vehicle purchases are generally consumer discretionary income purchases, and therefore, any situation which causes concerns related to discretionary income can have a negative impact on this market. The Company believes that industry-wide retail sales and the related production levels of RVs will continue to be dependent on the overall strength of the economy, consumer confidence levels, equity securities market trends, fluctuations in dealer inventories, the level of disposable income, and other demographic trends.

Demographic and ownership trends continue to point to favorable market growth in the long term, as there is a shift toward outdoor, nature-based tourism activities, with a large segment of the population’s “millennials” embracing this outdoor lifestyle and entering into the RV marketplace. Per the 2018 KOA North American Camping Report, 40% of all campers are millennials, and 23% or 19 million, of the 83 million millennials in the United States ("U.S.") consider themselves to be highly-likely RV buyers. In addition, the number of “baby-boomers” reaching retirement age is steadily increasing, and the RV owning population in the 35-54 year-old demographic continues to grow.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the "MD&A") of this Form 10-K.

Marine
The marine industry reflects the similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry and the Company has increased its focus and expanded its presence in the adjacent marine market through recent acquisitions and organic growth, particularly within the last three years. Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions.

The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum, pontoon and ski & wake. Based on current available data per SSI, marine powerboat retail unit shipments increased 2% in 2018 compared to 2017, marking the eighth consecutive year of growth in new boat shipments. Detailed narrative information about the Company’s sales to the marine industry is included in the MD&A of this Form 10-K.

Manufactured Housing
The Company’s manufactured housing products are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, to manufacturers in adjacent industries. In the aggregate, the top three manufacturers produced approximately 79% of MH market retail unit shipments in 2018 per SSI.

Although wholesale unit shipments have increased in the MH industry from a low of approximately 49,800 units in 2009 to 96,540 units in 2018, they are still trending well below historical levels. The Company believes there is significant upside potential for this market in the long term driven by pent-up demand, multi-family housing capacity, improving consumer credit and financing conditions, residential housing market conditions, higher consumer confidence levels, increased affordability and quality, demographic trends such as first time home buyers and those looking to downsize, new home pricing, and improved consumer savings levels.

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

Detailed narrative information about the Company’s sales to the MH industry is included in the MD&A of this Form 10-K.

Industrial Markets
The Company estimates that approximately 60% of its industrial net sales in 2018 were associated with the U.S. residential housing market. The Company believes that there is a direct correlation between the demand for its products in this market and new residential housing construction and remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by six to nine months and will vary based on differences in regional economic prospects.

Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, office and household furniture, hospitality, and fixtures and commercial furnishings markets.  These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for the Company to diversify its customer base. Additionally, other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. Over the past three years, the residential housing market in particular has shown signs of improvement across the country and that trend is expected to continue in 2019, albeit at a more modest level.

Detailed narrative information about the Company’s sales to the industrial markets is included in the MD&A of this Form 10-K.

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

In 2018, the Company invested approximately $337.6 million to complete nine acquisitions involving 13 companies. See the MD&A for a description of the 2018 acquisitions and Note 5 of the Notes to Consolidated Financial Statements for a description of the acquisitions completed by the Company in 2018, 2017 and 2016.

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

Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Capital expenditures for 2018 consisted of $34.5 million of investments to replace and upgrade production equipment, expand facilities outside of core Midwest markets to align with OEM expansions, increase capacity, and provide more advanced manufacturing automation. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.

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
Marketing and Distribution
As of December 31, 2018, the Company had over 2,400 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 49% and 57% of our consolidated net sales, for the years ended December 31, 2018, and 2017, respectively.

The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand at all times for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 15% and 19% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2018 and 2017, respectively. Typically there is a one to two-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no significant backlog of orders. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.

Raw Materials
Patrick has arrangements with certain suppliers that specify exclusivity in certain geographic areas, pricing structures and rebate agreements among other terms. During the year ended December 31, 2018, the Company purchased approximately 37% of its raw materials and distributed products from 20 different suppliers. The five largest suppliers accounted for approximately 16% of the Company's total purchases.

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

The Company continually explores alternative sources of raw materials and components, both domestically and from outside the U.S. Alternate sources of supply are available for all of its material purchases.

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
Employees
At December 31, 2018, we had 8,113 employees. The Company believes its relations with its employees are good. The Company is not subject to any collective bargaining agreements with its employees.
Executive Officers of the Company
The following table sets forth our executive officers as of December 31, 2018:

Officer	Position	Age
Todd M. Cleveland	Chairman and Chief Executive Officer	50
Andy L. Nemeth	President	49
Jeffrey M. Rodino	Executive Vice President-Sales and Chief Sales Officer	48
Kip B. Ellis	Executive Vice President-Operations and Chief Operating Officer	44
Joshua A. Boone	Vice President-Finance, Chief Financial Officer and Secretary-Treasurer	39
Courtney A. Blosser	Executive Vice President-Human Resources and Chief Human Resources Officer	52
Todd M. Cleveland was appointed Chairman of the Board in May 2018 and Chief Executive Officer in February 2009. Mr. Cleveland was President of the Company from May 2008 to December 2015, and Chief Operating Officer from May 2008 to March 2013. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn Holdings, Inc. by Patrick in May 2007. Mr. Cleveland has over 28 years of manufactured housing, recreational vehicle, and industrial experience in various leadership capacities.
Andy L. Nemeth was appointed President of the Company in January 2016. Prior to that, Mr. Nemeth was the Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Mr. Nemeth has over 27 years of manufactured housing, recreational vehicle, and industrial experience in various financial and managerial capacities.
Jeffrey M. Rodino was appointed Chief Sales Officer of the Company in September 2016. In addition to this role, Mr. Rodino serves as the Executive Vice President of Sales, a position he has held since December 2011. Prior to that, he was the Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 25 years of experience in serving the recreational vehicle, manufactured housing and industrial markets.
Kip B. Ellis was appointed Executive Vice President of Operations and Chief Operating Officer of the Company in September 2016.  He was elected an officer in September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016.  Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016.  Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products.  Mr. Ellis has over 22 years of experience serving the recreational vehicle, manufactured housing, industrial and automotive markets.
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
Courtney A. Blosser was appointed Executive Vice President of Human Resources and Chief Human Resources Officer of the Company in May 2016. Prior to that, Mr. Blosser was the Vice President of Human Resources from October 2009 to May 2016. Prior to his role at Patrick, Mr. Blosser served as the Corporate Director-Human Resources of Whirlpool Corporation from 2008 to 2009. Mr. Blosser has over 30 years of operations and human resource experience in various industries.
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
Sales in the RV, marine and MH industries historically have been seasonal and are generally at the highest levels when the weather is moderate. However, seasonal industry trends in the past several years have differed from prior years, primarily due to volatile economic conditions, fluctuations in RV dealer inventories, changing dealer show schedules, interest rates, access to financing, the cost of fuel, and increased volatility in demand from RV dealers. Consequently, future seasonal trends may differ from prior years. In addition, unusually severe weather conditions may impact the timing of industry-wide shipments from one period to another and lead to unanticipated fluctuations in our operating results.

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
Two customers in the RV market accounted for a combined 49% of our consolidated net sales in 2018. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
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
In 2018 and 2017, the Company's net sales to the RV industry were approximately 63% and 69%, respectively, of consolidated net sales. While the Company measures its RV segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, and as well to consumer confidence, which has been on an upward trend since 2010. While domestic and Canadian retail unit shipments increased 4% in 2018, RV wholesale unit shipments decreased 4% after eight consecutive years of growth. Future declines in RV unit shipment levels or reductions in industry growth could significantly reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2019 and other future periods.
The RV, MH and marine industries are highly competitive and some of our competitors may have greater resources than we do.
We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in geographic or product mix, or the decision of our customers to purchase our competitors’ products or to produce in-house products that we currently produce. We compete not only with other suppliers to the RV, MH and marine producers as well as to the industrial markets we serve, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and countertops. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our distribution arrangements may be adversely impacted.
The greater financial resources or the lower levels of debt or financial leverage of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Competitors may develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV, MH and marine industries as well as to the industrial markets we serve, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.
Conditions in the credit market could limit the ability of consumers and wholesale customers to obtain retail and wholesale financing for RVs, manufactured homes, and marine products, resulting in reduced demand for our products.
Restrictions on the availability of consumer and wholesale financing for RVs, manufactured homes and marine products and increases in the costs of such financing have in the past limited, and could again limit, the ability of consumers and wholesale customers to purchase such products, which would result in reduced production by our customers, and therefore reduce demand for our products.
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
The availability, cost, and terms of these manufactured housing loans are also dependent on economic conditions, lending practices of financial institutions, government policies, and other factors, all of which are beyond our control. Reductions in the availability of financing for manufactured homes and increases in the costs of this financing have limited, and could continue to limit, the ability of consumers and wholesale customers to purchase manufactured homes, resulting in reduced production of manufactured homes by our customers, and therefore reduced demand for our products. In addition, certain provisions of the Dodd-Frank Act, which regulate financial transactions, could make certain types of loans more difficult to obtain, including those historically used to finance the purchase of manufactured homes.
The manufactured housing industry has experienced a significant long-term decline in shipments, which has led to reduced demand for our products.
Sales to the MH industry, which accounted for 12% of consolidated net sales for 2018, operates in an industry which has experienced a significant decline in production of new homes compared to the last peak production level in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes, and was exacerbated by economic and political conditions during the 2008 financial crisis. Although industry-wide wholesale production of manufactured homes has improved somewhat in recent years, a worsening of conditions in the MH market could have a material adverse impact on our operating results.
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
We purchase a significant portion of our raw materials and other supplies from suppliers located in Indonesia, China, Malaysia and Canada. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and U.S. import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic or outbreak or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Any such proposals or measures could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results. We maintain limited operations in Canada, the Netherlands and China but are nevertheless exposed to risks of operating in those countries associated with: (i) the difficulties and costs of complying with a wide variety of of complex laws, treaties and regulations; (ii) unexpected changes in political or regulatory environments; (iii) earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls, or other restrictions; (iv) political, economic, and social instability; (v) import and export restrictions and other trade barriers; (vi) responding to disruptions in existing trade agreements or increased trade tensions between countries or political or economic unions; (vii) maintaining overseas subsidiaries and managing international operations; and (viii) fluctuations in foreign currency exchange rates.
Any increased cost and limited availability of certain raw materials may have a material adverse effect on our business and results of operations.
Prices of certain materials, including gypsum, lauan, particleboard, MDF, aluminum and other commodity products, can be volatile and change dramatically with changes in supply and demand. Certain products are purchased from overseas and their availability is dependent upon weather conditions, seasonal and religious holidays, political unrest, economic conditions overseas, tariffs or other cross-border taxes, natural disasters, vessel shipping schedules and port availability. Further, our commodity product suppliers sometimes operate at or near capacity, resulting in some products having the potential of being put on allocation. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases where needed. However, it is not certain future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. Our sales levels and operating results could be negatively impacted by changes in any of these items.
If we are unable to manage our inventory, our operating results could be materially and adversely affected.
Our customers generally do not maintain long-term supply contracts and, therefore, we must bear the risk of certain inventory commitments, based on our projections of future customer orders. We maintain an inventory to support these customers’ needs. Changes in demand, market conditions and/or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.
We could incur charges for impairment of assets, including goodwill and other long-lived assets, due to potential declines in the fair value of those assets or a decline in expected profitability of the Company or individual reporting units of the Company.
Approximately 68% of our total assets as of December 31, 2018 were comprised of goodwill, intangible assets, and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test our goodwill and intangible assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our reporting units, and decreases in our stock price and market capitalization.
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
In certain geographic regions in which we have manufacturing facilities, we have experienced shortages of qualified employees, which negatively impacted our cost of goods sold. Labor shortages and continued competition for qualified employees may increase, especially during improving economic times, the cost of our labor and create employee retention and recruitment challenges, as employees with knowledge and experience have the ability to change employers more easily.
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
As of December 31, 2018, we had $661.1 million of total long-term debt, including current maturities and exclusive of deferred financing costs and debt discount, outstanding under our $900.0 million 2018 Credit Facility and Convertible Senior Notes (both as defined herein).
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
Our 2018 Credit Agreement contains various financial performance and other covenants. If we do not remain in compliance with these covenants, our 2018 Credit Agreement could be terminated and the amounts outstanding thereunder could become immediately due and payable.
We have debt outstanding that contains financial and non-financial covenants with which we must comply that place restrictions on us. There can be no assurance that we will maintain compliance with the financial covenants under our 2018 Credit Agreement (as defined herein). These covenants require that we comply with a maximum level of a consolidated total leverage ratio and a minimum level of a consolidated fixed charge coverage ratio. If we fail to comply with the covenants contained in our 2018 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.
Due to industry conditions and our operating results, there have been times in the past when we have had limited access to sources of capital. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.
We depend on our cash balances, our cash flows from operations, and our 2018 Credit Facility to finance our operating requirements, capital expenditures and other needs. If a significant economic recession occurred, such as the recession that impacted the economy in 2007-2010, production of RVs and manufactured homes could decline, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2018 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have letters of credit representing collateral for our casualty insurance programs and for general operating purposes that have been issued under our 2018 Credit Agreement. The inability to retain our current letters of credit, to obtain alternative letter of credit sources, or to retain our 2018 Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations, or cause us to curtail or limit existing operations.
The conditional conversion feature of the Convertible Notes that we issued in January 2018, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Senior Notes due 2023 (the "Convertible Notes") is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability. See Notes 9 and 10 of the Notes to Consolidated Financial Statements for additional details.
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
The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline significantly, independent of our actual operating performance. The market price of our common stock could fluctuate significantly in response to a number of factors, many of which are beyond our control, including the following:

•	variations in our, our customers' and our competitors’ operating results;

•	high concentration of shares held by institutional investors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by us or our competitors of technological improvements or new products;

•	the gain or loss of significant customers;

•	additions or departures of key personnel;

•	events affecting other companies that the market deems comparable to us;

•	changes in investor perception of our business and/or management;

•	changes in global economic conditions or general market conditions in the industries in which we operate;

•	sales of our common stock held by certain equity investors or members of management;

•	issuance of our common stock or debt securities by the Company; and

•	the occurrence of other events that are described in these risk factors.

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
At December 31, 2018, the Company leased approximately 6.7 million square feet of manufacturing, distribution and corporate facilities and owned approximately 2.8 million square feet as listed below.

		Area Sq. Ft.
Location	Use	Leased	Owned
Alabama	Manufacturing		94,000
Alabama	Distribution	85,000
Alabama	Manufacturing & Distribution		10,000
Arizona	Manufacturing	22,550
Arizona	Distribution	10,600
California	Manufacturing	287,004
California	Manufacturing & Distribution	138,502
Canada	Distribution	9,752
China	Manufacturing	6,876
Colorado	Distribution	9,918
Florida	Manufacturing	302,625
Florida	Manufacturing & Distribution	29,269
Georgia	Manufacturing	72,300	50,440
Georgia	Distribution	75,000	31,000
Idaho	Manufacturing	117,510
Idaho	Distribution	16,000
Illinois	Manufacturing	54,400
Indiana	Manufacturing	2,435,483	1,271,761
Indiana	Distribution	668,327	592,852
Indiana	Manufacturing & Distribution	373,400
Michigan	Manufacturing	363,552
Michigan	Distribution	22,525
Minnesota	Distribution		58,000
Minnesota	Manufacturing	41,448
Missouri	Manufacturing	223,000	31,250
Mississippi	Manufacturing	267,250
North Carolina	Manufacturing		81,950
North Carolina	Distribution	104,160
The Netherlands	Distribution	1,300
Nevada	Manufacturing	8,295
Oregon	Manufacturing	54,600
Oregon	Distribution	86,000	48,565
Pennsylvania	Manufacturing		89,000
Pennsylvania	Distribution	91,750
South Carolina	Manufacturing	57,650
Tennessee	Manufacturing	342,837
Tennessee	Distribution	67,500
Texas	Manufacturing	24,862	132,600
Texas	Distribution	141,510
Utah	Distribution	6,000
Wisconsin	Manufacturing		85,055
Corporate/Other:
Indiana	Corporate/Administrative Offices		35,000
Indiana	Design Center & Showrooms	56,200	—
North Carolina (1)			163,000
Total square footage		6,674,955	2,774,473
(1) Represents an owned building, formerly used for manufacturing and distribution that is currently leased to a third party on a month-to-month basis.

Pursuant to the terms of the Company’s 2018 Credit Agreement, all owned real property subject to the existing security documents is subject to a mortgage and security interest.
The Company's leased properties have expiration dates ranging from 2019 to 2027. Patrick believes the facilities occupied as of December 31, 2018 are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and may not renew leases on property with near-term lease expirations. Use of its manufacturing facilities may vary with seasonal, economic, and other business conditions.

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
Holders of Common Stock
As of February 15, 2019, there were 265 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
The Company did not pay cash dividends in 2018. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2018 Credit Agreement, and such other factors as the Board of Directors deems relevant.
Purchases of Equity Securities by the Issuer

(c)	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 1 - Oct. 28, 2018	222,499	$57.73	222,499	$50,000,000
Oct. 29 - Dec. 2, 2018	357,320	43.95	356,822	34,294,389
Dec. 3 - Dec. 31, 2018	122,300	32.72	121,844	30,306,041
Total	702,119		701,165

(1)
Amount includes 498 shares and 456 shares of common stock purchased by the Company in November 2018 and December 2018, respectively, for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.

(2)	See Note 15 of the Notes to Consolidated Financial Statements for additional information about the Company's new stock repurchase program approved in January 2018.
Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Spartan Motors, Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2013 and its relative performance is tracked through December 31, 2018.

($)	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Patrick Industries, Inc.	100.00	152.02	225.54	395.61	540.14	230.29
Peer Group	100.00	98.65	97.23	153.61	222.16	123.25
Russell 2000	100.00	103.53	97.62	116.63	131.96	115.89
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31
	2018	2017	2016	2015	2014
	(thousands except per share amounts)
Operating Data:
Net sales	$2,263,061	$1,635,653	$1,221,887	$920,333	$735,717
Gross profit	415,866	278,915	202,469	152,279	118,503
Operating income	178,415	121,900	90,837	69,918	51,471
Net income	119,832	85,718	55,577	42,219	30,674
Basic net income per common share	$4.99	$3.54	$2.47	$1.84	$1.28
Diluted net income per common share	$4.93	$3.48	$2.43	$1.81	$1.27

Financial Data:
Total assets	$1,231,231	$866,644	$534,950	$381,584	$255,561
Total short-term and long-term debt (1)	661,082	354,357	273,153	204,484	101,054
Shareholders' equity	408,754	370,685	185,448	128,597	102,768
Cash flows from operating activities	200,013	99,901	97,147	66,856	46,318

(1)	Total short-term and long-term debt for each of the periods presented in the table above is not presented net of deferred financing costs or debt discount.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Summary of 2018 Financial Results
2018 Initiatives
Fiscal Year 2019 Outlook

CONSOLIDATED OPERATING RESULTS
Year Ended December 31, 2018 Compared to 2017
Year Ended December 31, 2017 Compared to 2016

BUSINESS SEGMENTS
Year Ended December 31, 2018 Compared to 2017
Year Ended December 31, 2017 Compared to 2016

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summary of Liquidity and Capital Resources
Contractual Obligations
Off-Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES
EXECUTIVE SUMMARY
Company Overview and Business Segments
Patrick is a major manufacturer of component products and distributor of building products serving the recreational vehicle (“RV”), marine, and manufactured housing (“MH”) industries, and certain other industrial markets, such as kitchen cabinet, office and household furniture, fixtures and commercial furnishings, and other industrial markets and operates coast-to-coast in the United States through various locations in 22 states, China, Canada and the Netherlands. Patrick’s major manufactured products include laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, fiberglass bath fixtures and tile systems, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, wrapped vinyl, paper and hardwood profile mouldings, wrapped profile moldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products.
The Company also distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, appliances, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, tile, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services.
The Company has two reportable business segments: Manufacturing and Distribution, which contributed approximately 77% and 23%, respectively, to 2018 consolidated net sales.
Overview of Markets and Related Industry Performance
2018 reflected a continuation of overall strategic and organic revenue growth in each of our four primary markets, supported by continued positive demographic drivers and retail demand patterns, despite volatility in RV industry wholesale unit shipments. This volatility reflects a combination of normal seasonal trends, RV original equipment manufacturers ("OEMs") tactically adjusting their production levels to aggressively balance dealer inventories to support retail demand expectations and improved order-to-fulfillment performance by most OEMs. Based on the geographic and capacity expansion efforts by both RV manufacturers and suppliers over the last several years, which resulted in reduced production lead times, dealers operated with lower inventory levels which reduced orders, particularly in the second half of 2018. In 2018, the marine market continued to grow as evidenced by 2% growth in retail unit shipments, and the MH market continued to reflect solid improvement based on a 4% growth rate in wholesale industry shipments. Additionally, there was a continuation of improving conditions in the industrial markets as evidenced primarily by growth in new housing starts and increases in kitchen cabinet spending related to both new and remodeled structures. The Company estimates that approximately 60% of its industrial revenue base in 2018 was tied to residential housing where residential housing starts were up 4% over 2017.

Overall, the Company has continued to capture market share through its strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in its 2018 sales levels increasing beyond the general industry results.
RV Industry
The RV industry, which is the Company's primary market and comprised 63% of the Company’s 2018 sales, experienced a decrease in wholesale activity as evidenced by lower OEM production levels and wholesale unit shipments versus the prior year. According to the Recreation Vehicle Industry Association (“RVIA”), as noted in its December 2018 Market Report, wholesale shipment levels were 483,672 units in 2018, representing a 4% decrease versus 2017 after eight consecutive years of growth. The 2018 total represents the second highest level of wholesale unit shipments since 1973.
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

On the manufacturing side, the OEMs improved operations through strategic capacity initiatives which reduced lead times, optimized inventory days on hand, filled order backlogs and restocked the channel on a more real-time basis, allowing OEMs to more efficiently adjust their production schedules to support retail demand expectations. Based on the most recent available industry-wide survey data from Statistical Surveys, Inc. (“SSI”) in 2018, combined domestic and Canadian RV retail unit sales were up 4% year-over-year, which we expect to be further revised upwards as states complete reporting, consistent with past experience, and reflecting the inventory re-balancing discussed above. Wholesale shipments generally exceed retail sales in the first half of the calendar year as the retail selling season ramps up for the second and third quarter peaks.

Although current volatility in the equity markets, the impact and uncertainty of tariffs, political tensions, and rising interest rates may create some headwinds in the RV market, we believe the strength in RV retail demand continues to be supported by strong consumer confidence and by favorable demographic trends, with new, younger buyers continuing to enter the channel and incremental repeat buyers starting to emerge, providing momentum for continued demand in the industry both in new entrants and for upgrade purchases as families grow and seek larger units with more amenities.

We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products, which resulted in our overall sales levels in 2018 increasing at a rate in excess of general industry results. While wholesale unit shipments to the RV industry declined in comparison to 2017, we continue to have a favorable view of growth for the RV industry based on a number of factors including:

•	Attractive industry demographic trends with younger buyers entering the market and an increasing number of baby boomers reaching retirement age;

•	Readily available financing and improving consumer credit;

•	New and innovative products coming to market;

•	Increased strength in the overall economic environment, including lower unemployment rates, improving trends in wages, and improving consumer confidence levels; and

•	The value of the travel and leisure lifestyle related to spending quality time with families.
In 2018, towable and motorized unit shipments represented approximately 88% and 12%, respectively, of total RV wholesale shipments. In the towables sector, wholesale shipments of travel trailers, which represent approximately 77% of the towable market, decreased 3% compared to 2017, as noted in the RVIA's December 2018 Market Report. In addition, shipment levels of the larger, more expensive units, particularly in the fifth wheel sector, which represents approximately 21% of the towable market, decreased 7% versus 2017. In the motorized market, Class A wholesale shipments, representing 38% of all motorized units shipped and the most expensive of the class on average, decreased 7% year-over-year. Class B and Class C units, which represent smaller, less expensive motorized units and approximately 62% of all motorized units shipped, decreased 9% versus 2017. Demand for more affordable towables and motorhomes continues to grow significantly, reflecting in part industry demographic trends, with younger buyers continuing to enter the market.

Combined domestic and Canadian retail unit sales for 2018 were up 4% year-over-year, with each market also increasing 4%, as noted per SSI for 2018. The domestic market accounted for 89% of combined domestic and Canadian retail shipments in 2018.
The Company believes growth in 2019 in industry-wide retail sales and the related production levels of RVs will be dependent on the overall perception of the economy, consumer confidence levels, the domestic political and governmental environment, equity securities market trends, and balanced dealer inventory levels. On a macroeconomic level, as consumer confidence has generally trended higher over the last nine years, there has been a consistent trend of year-over-year increases in RV shipments for the same time period.
Marine Industry
As the marine industry reflects a similar active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry, the Company expanded its presence in this market through recent acquisitions, including five acquisitions in 2018, and organic growth by providing a full suite of options and solution-based products to the marine OEMs to support their growth needs and expectations. The Company's combination of design, engineering, manufacturing and fabrication capabilities, along with its growing geographic footprint and comprehensive product offerings to its customers in the marine market, provides continuing opportunities for fully integrated solutions and additional content for the marine OEMs.

Sales to this industry represented approximately 12% of the Company's consolidated net sales in 2018. For 2018, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, increased approximately 2% compared to 2017, with aluminum and pontoon combined sales increasing 3% and ski and wake sales up 10%, partially offset by a 2% decrease in fiberglass. Based on current available data per SSI, within the powerboat sector, fiberglass units accounted for approximately 37% of retail units, aluminum was 31%, pontoon was 27% and ski & wake was 5% for 2018.
According to the National Marine Manufacturers Association (per its latest available 2017 U.S. Recreational Boating Statistical Abstract), it is estimated that there were approximately 12 million registered boats in the U.S. in 2017. Total U.S. retail expenditures on boats, engines, accessories, and related costs totaled approximately $39.0 billion in 2017, up 6.5% from 2016.
Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters. This market continues to make a steady recovery, with single-digit annual average retail growth rates since 2010. Moreover, according to industry sources, the average age of boats in service is approximately 25 years compared to an estimated 30-year useful life, and approximately one million boats are expected to be retired over the next four years. The increased age of boats in service, low channel inventories and continued positive demographics all point to anticipated growth in the marine market.

MH Industry

Sales growth in the MH industry, which represented approximately 12% of the Company’s 2018 sales, experienced year-over-year wholesale unit growth of approximately 4% according to the Manufactured Housing Institute (the "MHI"). The demographic trends within the MH market indicate strong expected demand patterns related to first time home buyers and those looking to downsize. There continue to be pockets of strength, particularly in the southern regions of the country, which represented approximately 66% of the MH market in 2018 according to MHI.

The Company believes there is significant upside potential for this market in the long-term driven by pent-up demand and based on current demographic and other trends including:

•	Multi-family housing capacity;

•	First time home buyers and those looking to downsize;

•	Lack of "stick-built" housing contractors and sub-contractors;

•	Need for quality affordable housing;

•	New home pricing; and

•	Improved credit and financing conditions.
The Company believes it is well-positioned to capitalize on pent up demand and the significant upside potential of the MH market in the long-term, especially given the increasing attractiveness of the single-family manufactured housing option and the combination of its nationwide geographic footprint, available capacity in current MH concentrated locations and current content per unit levels.

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

In addition, there have been changes in 2018 in financial regulations, including reversing part of the Dodd-Frank Wall Street Reform Act, in efforts to ease the regulatory burden on smaller financial institutions, which in turn is expected to reduce the total cost of borrowing. In addition, as a result of recently announced initiatives by Fannie Mae, there is a potential for increases in loan availability in the MH market and resulting demand for MH products.

Industrial Market
The industrial market is comprised primarily of the residential housing, hospitality, high-rise, retail and commercial construction and fixtures, and office and household furniture markets. This market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. Sales to the industrial markets represented 13% of the Company's 2018 sales, and grew 49% over 2017 sales levels reflecting the expansion into new commercial markets, the introduction of new product lines related to acquisitions, new product development, and the penetration of adjacent markets and new geographic regions. In addition, the Company's sales in 2018 benefited from continued market share gains, particularly in the commercial and hospitality markets.
The Company estimates approximately 60% its industrial revenue base was directly tied to the residential housing market in 2018 with the remaining 40% tied directly to the non-residential and commercial markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months. New housing starts in 2018 increased approximately 4% compared to 2017 (as reported in a U.S. Department of Commerce news release dated February 26, 2019). Single-family residential housing starts in 2018 increased 3% and multi-family residential housing starts increased 6% over 2017 levels. Industry growth was particularly strong in the southern and western regions of the U.S. as southern multi-family housing starts increased 13% in 2018 from 2017 and western single family housing starts increased 9% in 2018 from 2017.

While higher interest rates and tariffs are creating some current headwinds, the Company believes the lack of affordable housing capacity and inventories, improving consumer credit, jobs and wage growth, and demographic trends related to new buyers and those looking to downsize will continue to positively impact the housing industry for the next several years.
Acquisitions
In 2018, the Company completed nine acquisitions involving 13 companies, which are listed below, all of which provided the opportunity to increase its product offerings, market share and per unit content in the four primary markets it serves.

•
Metal Moulding Corporation (“MMC”) MMC is a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components. The net purchase price for MMC was $19.9 million plus contingent consideration based on future performance.

•
Aluminum Metals Company, LLC (“AMC”) AMC is a manufacturer of aluminum products including coil, fabricated sheets and extrusions and roofing products, primarily for the RV, industrial and marine markets. The net purchase price for AMC was $17.8 million.

•
IMP Holdings, LLC d/b/a Indiana Marine Products (“IMP”) IMP is a manufacturer of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market. The net purchase price for IMP was $18.6 million plus contingent consideration based on future performance.

•
Collins & Company, Inc. (“Collins”) Collins is a distributor of appliances, trim products, fuel systems, flooring, tile, and other related building materials primarily to the RV market as well as the housing and industrial markets. The net purchase price for Collins was $40.0 million.

•
Dehco, Inc. (“Dehco”) Dehco is a distributor and manufacturer of flooring, kitchen and bath products, adhesives and sealants, electronics, appliances and accessories, LP tanks, and other related building materials, primarily for the RV market as well as the MH, marine and other industrial markets. The net purchase price for Dehco was $52.8 million.

•
Dowco, Inc. (“Dowco”) Dowco is a designer and manufacturer of custom designed boat covers and bimini tops, full boat enclosures, mounting hardware, and other accessories and components for the marine market. The net purchase price for Dowco was $56.3 million.

•
Marine Accessories Corporation (“MAC”) MAC is a manufacturer, distributor and aftermarket supplier of custom tower and canvas products and other related accessories to OEMs, dealers, retailers and distributors within the marine market, as well as direct to consumers. The net purchase price for MAC was $57.0 million.

•
Engineered Metals and Composites, Inc. (“EMC”) EMC is a designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry. The net purchase price for EMC was $25.2 million plus contingent consideration based on future performance.

•
LaSalle Bristol (“LaSalle”) LaSalle is a distributor and manufacturer of plumbing, flooring, tile, lighting, air handling and building products to the MH, RV and industrial markets. The net purchase price for LaSalle was $50.0 million.

Summary of 2018 Financial Results
Below is a summary of the Company's 2018 financial results. Additional detailed discussions are provided elsewhere in this MD&A and in the Notes to the Consolidated Financial Statements.

•
Net sales increased $627.4 million or 38% in 2018 to $2.3 billion, compared to $1.6 billion in 2017 primarily reflecting: (i) increased marine, MH, RV and industrial market penetration through acquisitions and market share gains; (ii) industry growth in non-RV related markets; and (iii) improved residential housing starts.

•
Gross profit increased $137.0 million to $415.9 million, or 18.4% of net sales in 2018, compared with gross profit of $278.9 million or 17.1% of net sales in 2017. Gross profit was positively impacted by higher sales levels relative to overall fixed overhead costs, new higher margin product lines, and the contribution of acquisitions. These positive contributions were enhanced by the stabilization of pricing related to certain commodities, improved operating and labor efficiencies, and the sharing of additional tariff costs with both suppliers and customers.

•	Operating income increased $56.5 million to $178.4 million in 2018, compared to $121.9 million in 2017. Operating income in 2018 was positively impacted by the factors described above.

•
Net income was $119.8 million or $4.93 per diluted share in 2018, compared to $85.7 million or $3.48 per diluted share for 2017. See “Net Income” under the Consolidated Operating Results section below for additional details. For 2018, net income included tax benefits associated with share-based compensation of $6.7 million or $0.28 per diluted share. For 2017, net income included tax benefits of $6.0 million associated with share-based compensation and $7.4 million resulting from U.S. tax reform, or $0.54 per diluted share in the aggregate.

2018 Initiatives
In fiscal year 2018, the Company's primary focus was on gaining market share through the introduction of new products to the marketplace and the execution of strategic acquisitions and expansions, maximizing operating efficiencies, managing and developing the talent pool, and executing on its capital allocation strategy.
Noted achievements in 2018 include:

•
Investing approximately $353 million in nine acquisitions involving 13 companies. These acquisitions had estimated full year 2018 revenues in the aggregate of approximately $568 million, of which approximately $249.3 million was included in 2018 operating results from the respective dates of acquisition.

•	Reinvesting $34.5 million through capital expenditures, which included strategic investments in capacity and geographic expansion, increased efficiencies, and new process and product development.

•	Repurchasing $107.6 million of the Company's common stock.

•	Generating operating cash flows of $200.0 million in 2018 compared to $99.9 million in 2017.

•	Increasing RV content per unit to $2,965 in 2018 from $2,234 in 2017, an increase of 33%.

•	Increasing marine content per unit to $1,270 in 2018 from $532 in 2017, an increase of 139%.

•	Increasing MH content per unit to $2,849 in 2018 from $2,289 in 2017, an increase of 24%.
Fiscal Year 2019 Outlook
In general, Patrick's revenues from its primary markets experienced overall strategic and organic growth in 2018 compared to the prior year, and the Company expects continued overall industry growth in 2019 in the marine, MH and industrial markets along with an expected return to a more normalized pattern of RV wholesale unit production in alignment with retail demand. Overall, both dealer and consumer credit environments appear healthy amidst the volatility experienced in the equity markets, particularly in the latter half of 2018, uncertainty regarding tariffs, political tensions, and rising interest rates, all which have created headwinds. The Company anticipates that pent up demand in the marine and MH industries, favorable demographic trends, improving consumer credit, low unemployment, job and wage growth, and consumer confidence, will all have a positive impact on the ongoing growth projected for 2019 in its primary markets.
In addition, the Company believes the resilience and strength in the leisure lifestyle, coupled with the anticipation of incremental repeat and upgrade buyers emerging, are positive indicators of a broadening consumer base and an opportunity for long-term industry growth within the RV market. While the RVIA has forecasted a percentage decline in RV wholesale unit shipment levels in 2019 in the range of mid-to-high-single digits, the Company believes the long-term industry and demographic fundamentals will offset some of the headwinds and currently expects a low-to-mid-single digit percentage decline in wholesale unit shipments in fiscal 2019 and a flat to low-single digit growth rate in 2019 retail shipment growth based on trended information and industry data. Except for full year 2017 and 2018, total RV wholesale shipments expected for 2019 are still higher than in any year since 1973.
In the marine market, we anticipate that the retail unit growth rate in the powerboat sector of this market will be in the range of low-to-mid-single digits in 2019 based on the increasing age of boats in service, balanced channel inventories, and continued positive demographics, and we expect to continue to grow content in this space and support the growing needs of consumers in this active, family-based, outdoor lifestyle market.

On the MH side, we are currently forecasting high-single digit growth rates in wholesale unit shipments for 2019 based on favorable U.S. population statistics and projections and pent-up demand in housing, including new housing for younger families, all of which point towards favorable consumer demand patterns in 2019 and beyond.
In the industrial market sector, we are anticipating low-to-mid-single digit growth in new housing starts overall and expect to continue to increase our content and market share beyond the general industry expectations as a result of increasing market penetration, customer relationships, geographic and strategic expansions, and cross selling opportunities. The National Association of Home Builders (“NAHB”) (per their housing and interest rate forecast as of January 7, 2019) is currently forecasting a low-single digit year-over-year increase in new housing starts in 2019 compared to 2018.
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
In conjunction with our organizational strategic agenda, we will continue to make targeted capital investments to support new business and leverage our operating platform, and we will continue to work to strengthen and broaden customer relationships and meet customer demands with the highest quality service and the goal of continually exceeding our customers’ expectations. The current capital plan for 2019 includes total expenditures of approximately $30 million (which includes an estimated $5 million for maintenance capital expenditures) related primarily to strategic investments in geographic expansions, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements. We will continue to assess our capital expenditure needs given market demands and make adjustments where necessary to address capacity constraints within the Company's operations.
CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.6	82.9	83.4
Gross profit	18.4	17.1	16.6
Warehouse and delivery expenses	3.3	2.9	3.0
Selling, general and administrative expenses	5.7	5.6	5.1
Amortization of intangible assets	1.5	1.2	1.1
Operating income	7.9	7.4	7.4
Interest expense, net	1.2	0.5	0.6
Income taxes	1.4	1.7	2.3
Net income	5.3	5.2	4.5
Year Ended December 31, 2018 Compared to 2017
Net Sales. Net sales in 2018 increased approximately $627.4 million or 38%, to $2.3 billion from $1.6 billion in 2017. The increase was attributable to a 27% increase in the Company’s revenues from the RV industry, a 143% increase in revenues from the marine industry, a 33% increase in revenues from the MH industry, and a 49% increase in revenues from the industrial markets. The revenue increase largely reflected the revenue contribution of the 2018 acquisitions and the incremental revenue contributions of the acquisitions completed in 2017. In 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $249.3 million and $109.7 million, respectively. The sales increase in 2018 is also attributable to: (i) increased penetration including geographic and products expansion efforts in the primary markets; (ii) organic as well as industry growth in the non-RV related markets; and (iii) improved residential housing starts.
The Company’s RV content per unit for 2018 increased 33% to $2,965 from $2,234 in 2017. Marine content per unit for 2018 increased 139% to an estimated $1,270 from $532 in 2017. The MH content per unit for 2018 increased 24% to $2,849 from $2,289 in 2017.
Wholesale unit shipments in the RV industry, which represented 63% of the Company’s sales in 2018, decreased 4% compared to 2017. Revenues from the marine industry represented 12% of the Company's sales in 2018. For 2018, based on current industry estimates, industry powerboat retail shipments increased approximately 2% compared to the prior year period with aluminum and pontoon combined sales increasing 3% and ski and wake sales up 10%, partially offset by a 2% decrease in fiberglass. Wholesale unit shipments in the MH industry, which represented 12% of the Company’s 2018 sales, increased 4% compared to 2017. The industrial market sector accounted for 13% of the Company’s sales in 2018. The Company estimates that approximately 60% of its industrial revenue base in 2018 was directly tied to the residential housing market, which experienced a 4% increase in new housing starts compared to 2017, as reported in a U.S. Department of Commerce news release dated February 26, 2019.
Cost of Goods Sold. Cost of goods sold increased $490.5 million or 36%, to $1.8 billion in 2018 from $1.4 billion in 2017. As a percentage of net sales, cost of goods sold decreased during 2018 to 81.6% from 82.9% in 2017.
Cost of goods sold as a percentage of net sales was positively impacted during 2018 by: (i) increased revenue relative to overall fixed overhead costs; (ii) the impact of acquisitions completed during 2018 and 2017 and the addition of new higher margin product lines; (iii) the ongoing deployment of strategic capital investments to automate certain processes, improve efficiencies, and alleviate certain labor inefficiencies; and (iv) labor initiatives designed to reduce plant overtime and turnover.
Tariffs on Chinese aluminum and steel implemented in March 2018 had minimal impact on the Company's cost of materials in 2018, as over 95% of the Company's finished metal products and components on a cost basis are sourced domestically. On a consolidated basis, finished metal products and components represent less than 10% of the Company's total cost of materials. Additionally, over 90% of the Company's total materials on a cost basis are sourced either domestically or outside of China. At the same time, however, prices on domestic finished metal products and components have risen to reflect increased demand as a result of the tariffs, and the Company instituted price increases to its customers to help mitigate the incremental costs.

Tariffs on additional Chinese products that went into effect in late September 2018 included certain items the Company sources directly from China, although not all of the products the Company sources from China are subject to the additional tariffs. In conjunction with the uncertainty surrounding potential additional increases in tariffs in 2019, the Company has been actively working to mitigate the incremental costs by strategically: (i) increasing and managing inventory levels; (ii) exploring alternative sources of product; (iii) working with vendors to share the costs of the tariffs; and (iv) instituting price increases to its customers that became effective in 2019, where appropriate.

Gross Profit. Gross profit increased $137.0 million or 49%, to $415.9 million in 2018 from $278.9 million in 2017. As a percentage of net sales, gross profit increased to 18.4% in 2018 from 17.1% in 2017. The improvement in gross profit dollars and as a percentage of net sales in 2018 compared to 2017 reflected the positive impact of the factors discussed above under “Cost of Goods Sold”, including the positive contribution to gross profit of acquisition-related revenue growth as noted above.
Economic or industry-wide factors affecting the profitability of our RV, MH, marine and industrial businesses include the costs of commodities and the labor used to manufacture our products as well as the competitive environment that can cause cost of goods sold and gross margins to fluctuate from quarter-to-quarter and year-to-year. Material and labor costs are the primary factors determining our cost of products sold, and any future increases in raw material or labor costs would impact our profit margins negatively if we were unable to raise the selling prices to our customers for our products by corresponding amounts. Historically, we have generally been able to pass along cost increases to customers.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $28.1 million or 60%, to $75.0 million in 2018 from $46.9 million in 2017. As a percentage of net sales, warehouse and delivery expenses were 3.3% in 2018 and 2.9% in 2017. The expense increase was primarily attributable to increased sales volumes and the impact of certain acquisitions completed in 2017 and 2018 that had higher warehouse and delivery expenses as a percentage of net sales when compared to the consolidated percentage.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $37.5 million or 41%, to $128.2 million in 2018 from $90.7 million in 2017. As a percentage of net sales, SG&A expenses were 5.7% in 2018 and 5.6% in 2017. The increase in SG&A expenses as a percentage of net sales in 2018 compared to the prior year primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support continued strategic growth plans in 2018 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2017 and 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.
Amortization of Intangible Assets. Amortization of intangible assets increased $14.8 million in 2018 compared to the prior year, primarily reflecting the impact of businesses acquired in 2017 and in 2018. In the aggregate, in conjunction with the 2017 and 2018 acquisitions, the Company recognized $233.3 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.
Operating Income. Operating income increased $56.5 million or 46% to $178.4 million in 2018 from $121.9 million in 2017. Operating income in 2018 and 2017 included $23.2 million and $13.1 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales was 7.9% in 2018 and 7.4% in 2017. The increase in operating income is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $17.6 million to $26.4 million in 2018 from $8.8 million in 2017 reflecting increased borrowings primarily to fund acquisitions, increased working capital needs, and increases in the average interest rate on the variable rate portion of the Company's debt which reflects increases in LIBOR in 2018 compared to the prior year. Interest expense in 2018 includes $5.9 million of non-cash interest resulting from the amortization of the debt discount on the Convertible Notes (as defined below). See Note 9 of the Notes to Consolidated Financial Statements for information regarding the expansion of our credit facility in the first half of 2018 from $500.0 million to $900.0 million.
Income Taxes. For 2018, the effective tax rate was 21.2% compared to 24.2% in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21% for tax years ending after December 31, 2017; (ii) bonus depreciation that will allow for full expensing in the year placed in service of qualified property acquired and placed in service after September 27, 2017; (iii) repealing the Domestic Production Activities Deduction for years beginning after December 31, 2017; and (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.

In connection with the initial analysis of the impact of the TCJA, the Company recorded a non-cash income tax benefit of $7.7 million in 2017 reflecting the re-measurement of the Company’s net deferred tax liabilities as a result of the reduction in the U.S. federal corporate tax rate. In addition, the Company recorded a non-cash income tax charge of $0.3 million related to other provisions of the TCJA, for a net one-time benefit of $7.4 million for the year ended December 31, 2017. The provisional estimates of the impact of the TCJA recorded as of December 31, 2017 were updated and finalized in the fourth quarter of 2018 and the differences resulting from the finalization were not significant.
In addition to the benefit related to the TCJA in 2017, the effective tax rate for 2018 and 2017 included the impact of the recognition of excess tax benefits on share-based compensation that were recorded as a reduction to income tax expense upon realization. Amounts recorded include $6.7 million in 2018 and $6.0 million in 2017. Excluding the TCJA and the share-based compensation tax benefits, the Company's effective tax rate was 25.5% and 36.1% for the years ended December 31, 2018 and 2017, respectively. For the full year 2019, the Company estimates its effective tax rate to be between 25% and 26%, excluding the impact of one-time tax items.

The Company's combined effective income tax rate from period to period and for the full year 2019 could further fluctuate due to: (i) refinements in federal and state income tax estimates, which are impacted by the availability of tax credits; (ii) permanent differences impacting the effective tax rate; (iii) shifts in apportionment factors among states as a result of recent acquisition activity and other factors; and (iv) the timing of the recognition of excess tax benefits related to the vesting of share-based payments awards as previously discussed.
Net Income. Net income for 2018 was $119.8 million or $4.93 per diluted share compared to $85.7 million or $3.48 per diluted share for 2017. For 2018, net income included tax benefits associated with share-based compensation of $6.7 million or $0.28 per diluted share. For 2017, net income included tax benefits of $6.0 million associated with share-based compensation and $7.4 million resulting from the previously mentioned tax reform, or $0.54 per diluted share in the aggregate.
Year Ended December 31, 2017 Compared to 2016
Net Sales. Net sales in 2017 increased approximately $414 million or 34%, to $1.6 billion from $1.2 billion in 2016. The increase was attributable to a 28% increase in the Company’s revenues from the RV industry, a 29% increase in revenues from the MH industry, and a 27% increase in revenues from the industrial markets. Sales to the marine industry more than tripled compared to 2016. The revenue increase largely reflected the revenue contribution of the 2017 acquisitions and the incremental revenue contributions of the acquisitions completed in 2016. In 2017 and 2016, revenue attributable to acquisitions completed in each of those periods was $109.7 million and $92.3 million, respectively. The sales increase in 2017 was also attributable to: (i) increased penetration including geographic and products expansion efforts in the primary markets; (ii) an increase in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.
The Company’s RV content per unit for 2017 (excluding revenues from the marine market which were previously included with the RV revenues) increased 9% to $2,234 from $2,039 in 2016. The MH content per unit for 2017 increased 16% to $2,289 from $1,966 in 2016.
Wholesale unit shipments in the RV industry, which represented 69% of the Company’s sales in 2017, increased 17% compared to 2016. Wholesale unit shipments in the MH industry, which represented 13% of the Company’s 2017 sales, increased 14% compared to 2016. The industrial market sector accounted for 11% of the Company’s sales in 2017. Revenues from the marine industry represented 7% of the Company's sales in 2017. For 2017, overall industry retail unit sales of powerboats increased 7% compared to the prior year period. The Company estimates that approximately 54% of its industrial revenue base was directly tied to the residential housing market, which experienced a 2% increase in new housing starts compared to 2016, as reported in a U.S. Department of Commerce news release dated January 18, 2018.
Cost of Goods Sold. Cost of goods sold increased $337.3 million or 33%, to $1.4 billion in 2017 from $1.0 billion in 2016. As a percentage of net sales, cost of goods sold decreased during 2017 to 82.9% from 83.4% in 2016.
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
SG&A Expenses. SG&A expenses increased $28.5 million or 46%, to $90.7 million in 2017 from $62.2 million in 2016. As a percentage of net sales, SG&A expenses were 5.6% in 2017 and 5.1% in 2016. The increase in SG&A expenses as a percentage of net sales in 2017 compared to the prior year primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support continued strategic growth plans in 2017 and beyond; (iii) increased stock-based and incentive compensation expense designed to attract and retain key employees; and (iv) the impact of acquisitions completed in 2016 and 2017 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.
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
Operating Income. Operating income increased $31.1 million or 34% to $121.9 million in 2017 from $90.8 million in 2016. Operating income in 2017 and 2016 included $13.1 million and $10.3 million, respectively, related to the acquisitions completed in each such year. Operating income as a percentage of net sales was 7.4% in both 2017 and 2016. The increase in operating income was primarily attributable to the items discussed above.
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
Income Taxes. On December 22, 2017, the U.S. government enacted the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company recorded a non-cash income tax benefit of $7.7 million in 2017 reflecting the re-measurement of the Company’s net deferred tax liabilities as a result of the reduction in the U.S. federal corporate tax rate. In addition, the Company recorded a non-cash income tax charge of $0.3 million related to other provisions of the TCJA, for a net one-time benefit of $7.4 million for the year ended December 31, 2017. The Company’s effective tax rate was 24.2% for 2017 and 33.6% for 2016. Excluding this net one-time benefit, the Company's effective tax rate was 30.8% for the year ended December 31, 2017.
In addition to the benefit related to the TCJA, the effective tax rate was further reduced by a reduction in income tax expense of $6.0 million and $1.3 million for excess tax benefits related to the exercise or vesting of share-based payment awards in 2017 and 2016, respectively, resulting from the Company's adoption in the fourth quarter of 2016 of an accounting standard relating to share-based payment awards.
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
Net Income. Net income for 2017 was $85.7 million or $3.48 per diluted share compared to $55.6 million or $2.43 per diluted share for 2016. For 2017, net income included the impact of the previously mentioned one-time net tax benefit of $7.4 million resulting from the TCJA. In addition, 2017 net income was increased by $6.0 million as a result of adopting the accounting standard related to employee share-based payment awards. For 2016, adoption of this standard increased net income by $1.3 million.
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
The Company’s reportable business segments are as follows:

•
Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, fiberglass bath fixtures and tile systems, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, wrapped vinyl, paper and hardwood profile mouldings, wrapped profile moldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products.

•
Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, appliances, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, tile, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services.

Sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.
The table below presents information about the sales, gross profit, and operating income of the Company’s operating segments. A reconciliation to consolidated totals is presented in Note 20 of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
(thousands)	2018	2017	2016
Sales
Manufacturing	$1,779,048	$1,368,454	$1,020,392
Distribution	521,235	300,447	227,580
Gross Profit
Manufacturing	337,451	232,671	166,796
Distribution	81,016	48,136	38,317
Operating Income
Manufacturing	215,246	151,635	107,105
Distribution	31,491	18,858	15,001
Year Ended December 31, 2018 Compared to 2017
Manufacturing
Sales. Sales increased $410.6 million or 30%, to $1.8 billion from $1.4 billion in 2017. This segment accounted for approximately 77% of the Company’s consolidated net sales in 2018. The sales increase largely reflected an increase in revenue from all four of the Company's primary markets.
The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2018 and the incremental revenue contributions of the 2017 acquisitions. In 2018 and 2017, revenue attributable to acquisitions completed in each of those periods was $150.9 million and $88.1 million, respectively. The sales increase in 2018 is also primarily attributable to: (i) increased penetration including geographic and products expansion efforts in the primary markets; (ii) organic as well as industry growth in the non-RV related markets; and (iii) improved residential housing starts.
Gross Profit. Gross profit increased $104.8 million to $337.5 million in 2018 from $232.7 million in 2017. As a percentage of sales, gross profit increased to 19.0% in 2018 from 17.0% in 2017. The overall increase in gross profit dollars and as a percentage of sales for 2018 reflected: (i) the addition of new, higher margin product lines; (ii) the impact of acquisitions completed during 2017 and 2018; (iii) higher revenue relative to overall fixed overhead costs; (iv) the deployment of strategic capital investments and the implementation of certain workflow changes to automate certain processes, improve efficiencies and expand capacity; and (v) the implementation of various labor initiatives.

Operating Income. Operating income increased $63.6 million to $215.2 million in 2018 from $151.6 million in 2017. Operating income in 2018 included $18.5 million attributable to the acquisitions completed in 2018. Operating income in 2017 attributable to acquisitions completed in 2017 was $11.3 million. The improvement in operating income primarily reflects the increase in gross profit mentioned above.
Distribution
Sales. Sales increased $220.8 million or 73%, to $521.2 million in 2018 from $300.4 million in 2017. This segment accounted for approximately 23% of the Company’s consolidated net sales for 2018. The sales increase largely reflected an increase from all four of the Company's primary markets. The businesses acquired in the 2018 contributed $98.4 million to total sales in the Distribution segment in 2018, while the business acquired in 2017 contributed $21.6 million to total Distribution sales in 2017.
Gross Profit. Gross profit increased $32.9 million to $81.0 million in 2018 from $48.1 million in 2017. As a percentage of sales, gross profit was 15.5% in 2018 compared to 16.0% in 2017. The decrease in gross profit as a percentage of sales for 2018 reflected the acquisition of LaSalle in the fourth quarter of 2018, which has a lower gross margin profile compared to our other distribution businesses, partially offset by the positive impact of leveraging fixed costs on higher sales volumes, the impact of acquisitions completed in the fourth quarter of 2017 and in 2018, and the addition of new higher margin product lines.
Operating Income. Operating income in 2018 increased $12.6 million to $31.5 million from $18.9 million in 2017. The businesses acquired in 2018 contributed approximately $4.7 million to operating income in the Distribution segment in 2018, while the business acquired in 2017 contributed approximately $1.8 million to Distribution operating income in 2017. The overall net improvement in operating income in 2018 primarily reflects the items discussed above.
Unallocated Corporate Expenses
Unallocated corporate expenses in 2018 increased $4.9 million to $34.1 million from $29.2 million in 2017. Unallocated corporate expenses in 2018 included an increase in administrative wages, incentives and payroll taxes, and additional headcount associated with the 2017 and 2018 acquisitions.
Year Ended December 31, 2017 Compared to 2016
Manufacturing
Sales. Sales increased $348.1 million or 34%, to $1.4 billion from $1.0 billion in 2016. This segment accounted for approximately 82% of the Company’s consolidated net sales in 2017. The sales increase largely reflected an increase in revenue from all four of the Company's primary markets.
The revenue increase largely reflected the revenue contribution of the acquisitions completed in 2017 and the incremental revenue contributions of the 2016 acquisitions. In 2017 and 2016, revenue attributable to acquisitions completed in each of those periods was $88.1 million and $74.0 million, respectively. The sales increase in 2017 was also primarily attributable to: (i) increased RV, MH, marine and industrial market penetration including geographic and product expansion efforts; (ii) an increase in wholesale unit shipments in both the RV and MH industries and in retail shipments in the marine industry; and (iii) improved residential housing starts.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flow from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under its credit facility. Its principal uses of cash are to support working capital demands, meet debt service requirements and support its capital allocation strategy, which includes acquisitions, capital expenditures, and repurchases of the Company’s common stock, among others.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods adjusted for non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities increased $100.1 million to $200.0 million in 2018 from $99.9 million in 2017 primarily due to: (i) an increase in net income of $34.1 million in 2018 compared to 2017; (ii) an increase in depreciation and amortization of $21.5 million; (iii) non-cash interest expense of $5.9 million in 2018 from the amortization of convertible notes debt discount with no comparable amount in 2017; (iv) an increase in stock-based compensation expense of $3.6 million; (v) a source of cash from an increase in deferred tax liabilities of $0.8 million compared to a use of cash of $6.5 million in 2017; and (vi) a net source of cash from changes in operating assets and liabilities, net of acquisitions of businesses, of $6.8 million in 2018 compared to a net use of cash in 2017 of $24.9 million.

Net cash provided from operating activities increased $2.8 million in 2017 from 2016 primarily due to: (i) an increase in net income of $30.1 million in 2017; (ii) an increase in depreciation and amortization of $9.2 million in 2017 compared to 2016; and (iii) an increase in stock-based compensation expense of $3.9 million, offset by the following: (iv) a use of cash for deferred income taxes of $6.5 million in 2017 compared to $0.6 million in 2016; and (v) a net use of cash from changes in operating assets and liabilities of $24.9 million in 2017 versus a source of cash of $10.0 million in 2016.
Investing Activities
Net cash used in investing activities increased $98.3 million to $371.4 million in 2018 from $273.1 million 2017 primarily due to an increase in business acquisitions of $91.5 million and an increase in capital expenditures of $12.0 million, offset in part by an increase in proceeds from the sale of property, equipment, facility and other of $5.2 million.
Net cash used in investing activities increased $119.1 million in 2017 from 2016 primarily due to an increase in business acquisitions of $112.9 million and an increase in capital expenditures of $7.1 million.
The Company's current operating model forecasts capital expenditures for fiscal 2019 of approximately $30 million related primarily to strategic investments in geographic expansions, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements.
Financing Activities
Cash flows from financing activities are one of the Company's primary sources of liquidity through borrowings, effective June 5, 2018 under a credit facility (the "2018 Credit Facility") consisting of a revolving credit loan (the "2018 Revolver") and a term loan (the "2018 Term Loan"), and prior to this date and for fiscal 2017 and 2016, under a similar credit facility (the "2015 Credit Facility").
Net cash flows provided by financing activities increased $5.9 million to $175.5 million in 2018 from $169.6 million 2017 primarily due to: (i) a source of cash of $134.2 million of net borrowings under the 2018 Credit Facility compared to a source of cash in 2017 of $81.2 million of net borrowings under the 2015 Credit Facility; (ii) gross proceeds of $172.5 million from the 2018 issuance of 1% Convertible Senior Notes due 2023 (the "Convertible Notes"); (iii) a use of cash in 2018 of $31.5 million from the purchase of Convertible Notes hedges; (iv) a source of cash in 2018 of $18.1 million from the related sale of warrants; (v) a use of cash in 2018 of $107.6 million related to stock repurchases; (vi) a source of cash of $93.3 million of proceeds from a public offering of common stock in 2017; (vii) a decrease in cash used for the vesting of stock-based awards of $2.1 million in 2018 from 2017; (viii) a decrease in the proceeds received from the exercise of stock options of $0.9 million in 2018 from 2017; and (ix) an increase in the use of cash for deferred financing payments of $6.6 million in 2018 from 2017.
Net cash flows provided by financing activities increased $106.3 million in 2017 from 2016 primarily due to: (i) proceeds from a common stock offering of $93.3 million in 2017 and (ii) a net increase in borrowings under the 2015 Credit Facility of $12.5 million in 2017 from 2016.
See Notes 9, 10, 13, 14 and 15 of the Notes to Consolidated Financial Statements for further information on the Company's indebtedness, derivative financial instruments, income taxes, common stock offering and stock repurchases, respectively.

Summary of Liquidity and Capital Resources
The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2018 Credit Facility will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.

The ability to access unused borrowing capacity under the 2018 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the 2018 Credit Facility (the "2018 Credit Agreement"). In 2018, the Company was in compliance with its financial debt covenants as required under the terms of the 2018 Credit Agreement. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, MH and marine industries as well as the industrial markets we serve, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.

Borrowings under the 2018 Revolver and the 2018 Term Loan, which are subject to variable rates of interest, were subject to a maximum total borrowing limit of $900.0 million (effective June 5, 2018). See Note 10 of the Notes to Consolidated Financial Statements for information on interest rate swaps used to partially hedge variable interest rates under the 2018 Revolver and 2018 Term Loan. The unused availability under the 2018 Credit Facility as of December 31, 2018 was $411.7 million.
In January 2018, the Company issued $172.5 million aggregate principal amount of Convertible Notes. See Note 9 of the Notes to Consolidated Financial Statements for additional information.
Contractual Obligations
The following table summarizes the Company's contractual cash obligations at December 31, 2018, and the future periods during which the Company expects to settle these obligations. We have provided additional details about some of these obligations in the Notes to Consolidated Financial Statements.

	Payments due by period
(thousands)	2019	2020-2021	2022-2023	Thereafter	Total
2018 Revolver (1)	$—	$—	$392,332	$—	$392,332
2018 Term Loan	8,750	23,750	63,750	—	96,250
Convertible Notes	—	—	172,500	—	172,500
Interest payments on debt (2)	22,038	42,848	7,365	—	72,251
Deferred compensation payments	268	374	264	1,848	2,754
Minimum pension contributions	438	768	528	—	1,734
Purchase obligations (3)	163,808	—	—	—	163,808
Facility leases (4)	22,206	29,220	9,425	1,920	62,771
Equipment leases (4)	7,139	10,289	5,534	2,963	25,925
Total contractual cash obligations	$224,647	$107,249	$651,698	$6,731	$990,325

(1)	The estimated long-term debt payment of $392.3 million in 2022 is based on the terms of the 2018 Credit Facility that is scheduled to mature on March 17, 2022.

(2)
Scheduled interest payments on debt obligations are calculated based on interest rates in effect at December 31, 2018 as follows: (a) revolving line of credit: (i) LIBOR-based portion (4.20% weighted average), (b) Term Loan (4.05%), and (c) Convertible Notes (1.00%). The projected interest payments exclude non-cash interest that would normally be included in interest expense on the Company’s Consolidated Statements of Income.

(3)	The purchase obligations are primarily comprised of purchase orders issued in the normal course of business.

(4)	See Note 3 of the Notes to Consolidated Financial Statements for information regarding the Company's adoption of a new lease accounting standard in 2019.
We also have commercial commitments as described below (in thousands):

Other Commercial Commitments	Total Amount Committed		Outstanding at 12/31/18	Date of Expiration
Letters of Credit	$10,000	(1)	$2,940	March 17, 2022

(1)	The $10.0 million commitment for the Letters of Credit is a sub-limit contained within the 2018 Revolver as of December 31, 2018.

Off-Balance Sheet Arrangements
Other than the commercial commitments set forth above, we have no off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions. Other significant accounting policies are described in Notes 2 and 4 of the Notes to Consolidated Financial Statements. The Company has identified the following critical accounting policies and judgments:
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

Impairment of Long-Lived Assets. The Company records impairment losses on long-lived assets, other than goodwill and indefinite-lived intangible assets, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those items. Events that may indicate that certain long-lived assets might be impaired include a significant downturn in the economy or the RV, MH, industrial and marine industries, and/or a loss of a major customer or several customers. Cash flow estimates are based on historical results adjusted to reflect the Company's best estimate of future market and operating conditions and forecasts. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. No events or changes in circumstances occurred that required the Company to assess the recoverability of its property and equipment for the years ended December 31, 2018, 2017 and 2016, and therefore the Company has not recognized any impairment charges for those years.
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
Impairment of Goodwill and Other Acquired Intangible Assets. The Company has made acquisitions in the past that included goodwill and other intangible assets. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets acquired are classified as customer relationships, non-compete agreements, patents and trademarks.
Goodwill and indefinite-lived intangible assets such as trademarks are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators include a sustained significant decline in Patrick's share price and market capitalization, a decline in expected future cash flows, or a significant adverse change in the business climate. A significant adverse change in the business climate could result in a significant loss of market share or the inability to achieve previously projected revenue growth. No material events occurred during 2018, 2017 or 2016 that indicated the existence of impairment with respect to reported goodwill, trademarks, or other intangible assets.
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
Based on the results of the Company's analyses, the estimated fair value was determined to substantially exceed the carrying value for each of the reporting units within the Manufacturing segment and within the Distribution segment for each of the years ended December 31, 2018, 2017 and 2016.
If applicable, a qualitative assessment includes: (i) an evaluation of macroeconomic conditions; (ii) RV, MH and marine industry and industrial market considerations including wholesale unit shipment levels; (iii) cost factors including price fluctuations on major commodities both purchased for use in various manufactured products and for distribution to customers; (iv) overall financial performance of the Company including the ability to re-finance Patrick's credit facility under more favorable terms; (v) completion of acquisitions; (vi) an increase in product line offerings and an expansion of the Company's customer base; (vii) changes in the Company's stock price valuation; and (viii) and other relevant specific events.
In addition, there are no long-lived assets or asset groups, including tangible assets, for which it was determined that undiscounted cash flows are not substantially in excess of the carrying value or that could materially impact Patrick's operating results or total shareholders’ equity.
There were no material changes made to the Company's methods of evaluating goodwill and intangible asset impairments for the years ended December 31, 2018, 2017 and 2016. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to determine impairment in the foreseeable future.
Revenue Recognition. See Notes 3 and 4 of the Notes to Consolidated Financial Statements for further information.
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
Debt Obligations
At December 31, 2018, our total debt obligations under our 2018 Credit Agreement were under either LIBOR-based or prime rate-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.9 million, assuming average borrowings, including the Term Loan, subject to variable rates of $288.6 million, which was the amount of such borrowings outstanding at December 31, 2018 subject to variable rates.
Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass and aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in 2018. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth in Item 15(a)(1) of Part IV of this Annual Report on Form 10-K.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2018, which are described in Note 5 of the Notes to Consolidated Financial Statements. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.
The Company’s independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of December 31, 2018, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019, under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.

Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019 and is incorporated herein by reference.
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
Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019 and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019, under the captions “Executive Compensation – Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Director Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019, under the captions “Related Party Transactions” and “Independent Directors,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) The financial statements listed in the accompanying Index to the Financial Statements on page F-1 of the separate financial section of this Report are incorporated herein by reference.

(3) The exhibits required to be filed as part of this Annual Report on Form 10-K are listed under (c) below.

(c)	Exhibits

Exhibit Number	Exhibits

3.1	Articles of Incorporation of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company’s Form 10-K filed on March 30, 2010 and incorporated herein by reference).

3.2**	Amendment to the Articles of Incorporation of Patrick Industries, Inc. dated June 5, 2018.

3.3	Amended and Restated By-laws of Patrick Industries, Inc. (filed as Exhibit 3.2 to the Company's Form 10-K filed on March 14, 2016 and incorporated herein by reference).

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

10.11
Amended and Restated Security Agreement, dated as of June 5, 2018, between Patrick Industries, Inc., the other Grantor's party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 11, 2018 and incorporated herein by reference).

10.12
Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2015 and incorporated herein by reference).

10.13
First Amendment, dated August 31, 2015, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2015 and incorporated herein by reference).

10.14
Second Amendment, dated July 26, 2016, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016 and incorporated herein by reference).

10.15
Third Amendment, dated March 17, 2017, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2017 and incorporated herein by reference).

10.16
Fourth Amendment, dated January 16, 2018, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.10 to the Company’s Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.17
Fifth Amendment, dated January 29, 2018, to the Amended and Restated Credit Agreement, dated as of April 28, 2015, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 31, 2018 and incorporated herein by reference).

10.18
Second Amended and Restated Credit Agreement, dated as of June 5, 2018, among Patrick Industries, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, as the Agent (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 11, 2018 and incorporated herein by reference).

10.19
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

10.25
Additional Issuer Warrant Transaction Confirmation, dated as of January 18, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.8 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

10.26
Additional Issuer Warrant Transaction Confirmation, dated as of January 18, 2018, by and between Patrick Industries, Inc. and Bank of America, N.A. (filed as Exhibit 10.9 to the Company's Form 8-K filed on January 22, 2018 and incorporated herein by reference).

12**	Statement of Computation of Operating Ratios.

21**	Subsidiaries of the Registrant.

23**	Consent of Crowe LLP.

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32**	Certification pursuant to 18 U.S.C. Section 1350.
XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
*Management contract or compensatory plan or arrangement.
**Filed herewith.
All other financial statement schedules are omitted because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PATRICK INDUSTRIES, INC.

Date: February 28, 2019	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chairman and Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd M. Cleveland	Chairman of the Board	February 28, 2019
Todd M. Cleveland	Chief Executive Officer
(Principal Executive Officer)

/s/ Andy L. Nemeth	President and Director	February 28, 2019
Andy L. Nemeth

/s/ Joshua A. Boone	Vice President Finance, Chief Financial Officer and	February 28, 2019
Joshua A. Boone	Secretary-Treasurer
(Principal Financial and Accounting Officer)

/s/ M. Scott Welch	Lead Director	February 28, 2019
M. Scott Welch

/s/ Paul E. Hassler	Director	February 28, 2019
Paul E. Hassler

/s/ Joseph M. Cerulli	Director	February 28, 2019
Joseph M. Cerulli

/s/ John A. Forbes	Director	February 28, 2019
John A. Forbes

/s/ Michael A. Kitson	Director	February 28, 2019
Michael A. Kitson

/s/ Walter E. Wells	Director	February 28, 2019
Walter E. Wells

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Patrick Industries, Inc.
Elkhart, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of businesses acquired during 2018, which are described in Note 5 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, these businesses have also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2009.

Oak Brook, Illinois
February 28, 2019

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(thousands)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$6,895	$2,767
Trade receivables, net	82,499	77,784
Inventories	272,898	175,270
Prepaid expenses and other	22,875	18,132
Total current assets	385,167	273,953

Property, plant and equipment, net	177,145	118,486
Goodwill	281,734	208,044
Intangible assets, net	382,982	263,467
Deferred financing costs, net	3,688	2,184
Other non-current assets	515	510
TOTAL ASSETS	$1,231,231	$866,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$8,750	$15,766
Accounts payable	89,803	84,109
Accrued liabilities	59,202	36,550
Total current liabilities	157,755	136,425
Long-term debt, less current maturities, net	621,751	338,111
Deferred tax liabilities, net	22,699	13,640
Other long-term liabilities	20,272	7,783
TOTAL LIABILITIES	822,477	495,959

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 40,000,000 shares; issued 2018 - 23,527,307 shares; issued 2017 - 25,329,857 shares	161,436	163,196
Additional paid-in-capital	25,124	8,243
Accumulated other comprehensive income (loss)	(2,680)	66
Retained earnings	224,874	199,180
TOTAL SHAREHOLDERS’ EQUITY	408,754	370,685
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,231,231	$866,644
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	Year Ended December 31,
	2018	2017	2016
NET SALES	$2,263,061	$1,635,653	$1,221,887
Cost of goods sold	1,847,195	1,356,738	1,019,418
GROSS PROFIT	415,866	278,915	202,469

Operating Expenses:
Warehouse and delivery	74,996	46,905	36,081
Selling, general and administrative	128,242	90,736	62,183
Amortization of intangible assets	34,213	19,374	13,368
Total operating expenses	237,451	157,015	111,632
OPERATING INCOME	178,415	121,900	90,837
Interest expense, net	26,436	8,790	7,185
Income before income taxes	151,979	113,110	83,652
Income taxes	32,147	27,392	28,075
NET INCOME	$119,832	$85,718	$55,577

BASIC NET INCOME PER COMMON SHARE	$4.99	$3.54	$2.47
DILUTED NET INCOME PER COMMON SHARE	$4.93	$3.48	$2.43

Weighted average shares outstanding - Basic	23,995	24,230	22,520
Weighted average shares outstanding - Diluted	24,317	24,643	22,896
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	Year Ended December 31,
	2018	2017	2016
NET INCOME	$119,832	$85,718	$55,577
Other comprehensive (loss) income, net of tax:
Change in unrealized loss of hedge derivatives	(1,973)	—	—
Foreign currency translation loss	(32)	—	—
Change in accumulated pension obligation	(741)	39	(5)
Total other comprehensive (loss) income	(2,746)	39	(5)
COMPREHENSIVE INCOME	$117,086	$85,757	$55,572
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(thousands except share data)		Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Total
Balance December 31, 2015		$57,683	$8,308	$32	$62,574		$128,597
Net income		—	—	—	55,577		55,577
Change in accumulated pension obligation, net of tax		—	—	(5)	—		(5)
Stock repurchases under buyback program		(460)	(65)	—	(4,689)		(5,214)
Issuance of shares upon exercise of common stock options		1,865	—	—	—		1,865
Shares used to pay taxes on stock grants		(1,842)	—	—	—		(1,842)
Stock-based compensation expense		6,470	—	—	—		6,470
Balance December 31, 2016		$63,716	$8,243	$27	$113,462		$185,448
Net income		—	—	—	85,718	—	85,718
Change in accumulated pension obligation, net of tax		—	—	39	—	—	39
Issuance of 2,025,000 shares in public offering, net of expenses		93,306	—	—	—	—	93,306
Issuance of shares upon exercise of common stock options		926	—	—	—	—	926
Shares used to pay taxes on stock grants		(5,163)	—	—	—	—	(5,163)
Stock-based compensation expense		10,411	—	—	—	—	10,411
Balance December 31, 2017		$163,196	$8,243	$66	$199,180		$370,685
Net income		—	—	—	119,832		119,832
Other comprehensive loss, net of tax		—	—	(2,746)	—		(2,746)
Stock repurchases under buyback program		(12,783)	(646)	—	(94,138)		(107,567)
Issuance of shares upon exercise of common stock options	—	3	—	—	—		3
Shares used to pay taxes on stock grants		(2,961)	—	—	—		(2,961)
Stock-based compensation expense		13,981	—	—	—		13,981
Purchase of convertible notes hedges		—	(31,481)	—	—		(31,481)
Proceeds from sale of warrants		—	18,147	—	—		18,147
Equity component of convertible note issuance		—	30,861	—	—		30,861
Balance December 31, 2018		$161,436	$25,124	$(2,680)	$224,874		$408,754
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,832	$85,718	$55,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,052	33,541	24,362
Amortization of convertible notes debt discount	5,885	—	—
Stock-based compensation expense	13,981	10,411	6,470
Provision for bad debts	563	1,192	415
Deferred income taxes	759	(6,477)	(560)
Other	(2,841)	422	853
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	26,117	(12,344)	11,324
Inventories	92	(35,270)	(12,461)
Prepaid expenses and other assets	1,654	(7,600)	(1,629)
Accounts payable, accrued liabilities and other	(21,081)	30,308	12,796
Net cash provided by operating activities	200,013	99,901	97,147
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,486)	(22,497)	(15,406)
Proceeds from sale of property, equipment, facility and other	6,529	1,234	279
Business acquisitions, net of cash acquired	(343,347)	(251,851)	(138,915)
Other investing activities	(66)	(23)	44
Net cash used in investing activities	(371,370)	(273,137)	(153,998)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	36,981	—	29,002
Term debt repayments	(7,691)	(15,766)	(13,240)
Borrowings on revolver	1,211,464	673,830	422,253
Repayments on revolver	(1,106,528)	(576,860)	(369,346)
Proceeds from convertible notes offering	172,500	—	—
Purchase of convertible notes hedges	(31,481)	—	—
Proceeds from sale of warrants	18,147	—	—
Stock repurchases under buyback program	(107,567)	—	(5,214)
Proceeds from public offering of common stock, net of expenses	—	93,306	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,698)	(4,821)	(1,666)
Payment of deferred financing costs	(7,632)	(997)	(417)
Proceeds from exercise of stock options	3	926	1,865
Other financing activities	(13)	(64)	(24)
Net cash provided by financing activities	175,485	169,554	63,213
Increase (decrease) in cash and cash equivalents	4,128	(3,682)	6,362
Cash and cash equivalents at beginning of year	2,767	6,449	87
Cash and cash equivalents at end of year	$6,895	$2,767	$6,449
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of building products and materials for use primarily by the recreational vehicle (“RV”), marine, manufactured housing (“MH”), and industrial markets for customers throughout the United States and Canada. At December 31, 2018, the Company maintained 107 manufacturing plants and 42 distribution facilities located in 22 states, China, Canada and the Netherlands. Patrick operates in two business segments: Manufacturing and Distribution.
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
In preparation of Patrick’s consolidated financial statements as of December 31, 2018, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K that required recognition or disclosure in the consolidated financial statements. See Note 19 for events that occurred subsequent to the balance sheet date.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates include the valuation of goodwill, the valuation of long-lived assets, the allowance for doubtful accounts, excess and obsolete inventories, the valuation of estimated contingent consideration and deferred tax asset valuation allowances. Actual results could differ from the amounts reported.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES
Revenue Recognition
See Notes 3 and 4 for further information on our adoption of Accounting Standard Update (“ASU”) 2014-09, which is codified in Financial Accounting Standards Board's ("FASB") Accounting Standard Codification ("ASC") 606 “Revenue from Contracts with Customers” effective January 1, 2018 and the Company's Form 10-K for the year ended December 31, 2017 for its accounting policies over revenue recognition prior to 2018.
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
Income Per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, SARS, and restricted stock units (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Certain Common Stock Equivalents were not included in the computation of diluted net income per common share because the exercise prices of those Common Stock Equivalents were greater than the average market price of the common shares. See Note 16 for the calculation of both basic and diluted net income per common share.
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
The following table summarizes the changes in the allowance for doubtful accounts:

(thousands)	2018	2017	2016
Balance at January 1	$180	$92	$150
Provisions made during the year	563	1,192	415
Write-offs	(245)	(1,112)	(473)
Recoveries during the year	1	8	—
Balance at December 31	$499	$180	$92
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
Goodwill and Other Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and are recorded at their respective fair values. Upon acquisition, goodwill and other intangible assets are assigned to reporting units which are one level below the Company’s business segments. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value. The Company performs the required test for goodwill and indefinite-lived intangible assets impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value. Finite-lived intangible assets relate to customer relationships, patents and non-compete agreements. Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. Intangible assets acquired in business combinations are initially recorded at their estimated fair values as determined by an income valuation approach using Level 3 fair value inputs, as defined herein. There was no impairment for goodwill and other intangible assets for the years ended December 31, 2018, 2017 and 2016.
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
Financial Instruments
The fair values of the Company's financial instruments are separated into three broad levels (Levels 1, 2 and 3) based on the assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three broad levels of inputs defined by the fair value hierarchy are as follows:

•	Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•
Level 3 inputs, which are unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

The Company’s financial instruments consist principally of cash and cash equivalents, trade receivables, debt and accounts payable.  The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of December 31, 2018 and December 31, 2017 because of the relatively short maturities of these financial instruments. The carrying amounts of the 2018 Term Loan and the 2018 Revolver (each as defined herein) and of the 2015 Term Loan and the 2015 Revolver (each as defined herein) approximated fair value as of December 31, 2018 and December 31, 2017, respectively, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the Convertible Notes (as defined herein), calculated using Level 2 inputs, was approximately $130.3 million as of December 31, 2018. As defined herein and discussed in Note 10, the Convertible Note Hedges Transactions and Warrant Transactions are recorded in stockholders’ equity, are not accounted for as derivatives and are presented at carrying value, which does not approximate fair value at December 31, 2018. The estimated fair value of the Company's interest rate swaps are valued using Level 2 inputs and discussed in further detail in Note 10. The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 5.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted FASB ASU No. 2014-09, "Revenue from Contracts with Customers" (commonly referred to as “Topic 606”), which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive. The Company adopted Topic 606 using the modified retrospective method and applied it to those contracts which were not completed as of the adoption date. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or revenues as of the adoption date. See Note 4 for additional information.
Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which requires that an entity recognize lease assets and lease liabilities on its statement of financial position for leases in excess of one year that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount, timing, and uncertainty for the payments made for the lease agreements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years on a retroactive basis. Early adoption is permitted.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which offers practical expedient alternatives to the retroactive adoption of Accounting Standards Codification ASC 842. Specifically, the

practical expedients allow companies to recognize right of use lease assets and lease liabilities at the date of adoption only, rather than retrospectively for all periods presented, as well as practical expedients related to the presentation of lease components. The Company will utilize the practical expedients under ASU 2018-11, and as a result, will reflect the adoption of ASC 842 in its consolidated statement of financial position as of January 1, 2019, and will not retroactively reflect the provisions of ASC 842 in its 2017 and 2018 comparative statements of financial position.

In 2017, the Company established an implementation team to develop a plan to assess changes to processes and systems necessary to adopt the new standard. The implementation team has completed its technical assessment of assumptions and methods to be used in adopting the standard, and has completed lease data extraction procedures with a third party lease administrator. The adoption of this new accounting standard as of January 1, 2019 will result in the recording of approximately $80 million of right of use lease assets and lease liabilities, but will not have a material impact on the consolidated statement of shareholders' equity, results of operations or cash flows.

Stock Compensation
In May 2017, the FASB issued a new accounting standard that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company adopted this new standard as of January 1, 2018 as required, and since it does not have a history of modifying share-based payment awards, has determined that the updated requirements did not have an impact on its consolidated financial statements for the periods presented.

Cash Flow Statement Classifications
In August 2016, the FASB issued a new accounting standard related to the classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard may be applied on a retrospective basis and early adoption is permitted. The Company adopted this new standard as of January 1, 2018 as required, and determined that its implementation did not have a material impact on its consolidated statements of cash flows for the periods presented.

Goodwill Impairment

In January 2017, the FASB issued a new accounting standard that simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value and eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill and its carrying value. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that the implementation will have on its consolidated financial statements.

Definition of a Business

In January 2017, the FASB issued a new accounting standard that clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and may be applied on a retrospective basis with early adoption permitted. The Company adopted this new standard as of January 1, 2018 as required and determined that its implementation did not have a material impact on the Company's consolidated financial statements for the periods presented.

Hedging Activities
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which is codified in ASC 815. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. This ASU makes a number of targeted amendments that will enable entities to more clearly portray the economics of their risk management activities in the financial statements and simplify the application of hedge accounting in certain situations. The Company adopted this new standard in August 2018 in anticipation of derivative swap arrangements which were entered into in the third quarter of 2018 and determined that its implementation did not have a material impact on the Company's consolidated financial statements for the periods presented. See Notes 9 and 10 for additional information.
Credit Losses
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASC 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Additionally, entities will have to disclose more information with respect to credit quality indicators, including information used to track credit quality by year of origination for most financing receivables. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. The Company does not expect that the adoption of the ASU will have a material effect on our consolidated financial statements.

4.	REVENUE RECOGNITION
Effective January 1, 2018, the Company adopted Topic 606, which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive. The Company adopted Topic 606 using the modified retrospective method and applied it to those contracts which were not completed as of the adoption date. The adoption of the new revenue standard did not have a material impact on the Company’s consolidated financial position, results of operations, or revenues as of the adoption date.
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

Disaggregation of Revenue
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable operating segments:

	Year Ended December 31, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$1,069,981	$364,276	$1,434,257
Manufactured Housing	163,513	111,178	274,691
Industrial	246,168	33,813	279,981
Marine	265,805	8,327	274,132
Total	$1,745,467	$517,594	$2,263,061
Description of Products and Services
The Company is a major manufacturer of component products and a distributor of building products and materials serving original equipment manufacturers (“OEMs”). The following is a description of the principal activities, by reportable segments, from which the Company generates its revenue. See Note 20 for more detailed information about the Company's reportable operating segments.
Manufacturing
The Company’s Manufacturing segment revenue is primarily derived from the sale of laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, fiberglass bath fixtures and tile systems, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, wrapped vinyl, paper and hardwood profile mouldings, wrapped profile moldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products.
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
Distribution
The Company’s Distribution segment revenue is primarily derived from the resale of pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, appliances, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, tile, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services.

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
Contract Balances
The Company typically invoices the customer after shipment of the promised goods, at which time it has an unconditional right to payment. In limited circumstances, the Company may receive upfront payments from customers prior to satisfaction of a performance obligation in both the manufacturing and distribution businesses, in which case a contract liability is recorded. The following table provides information about contract balances:

(thousands)	December 31, 2018	At Adoption
Receivables, which are included in trade receivables, net	$74,196	$75,926
Contract liabilities	2,642	1,310

Significant changes in the contract liabilities balance during the year ended December 31, 2018 are as follows:

(thousands)	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,213)
Increases due to cash received, excluding amounts recognized as revenue during the period	2,357
Accrued customer deposits related to business combinations	188

Transaction Price Allocated to the Remaining Performance Obligation
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company does not have material contracts that have original expected durations of more than one year.

5.	ACQUISITIONS
General
The Company completed a total of 23 acquisitions involving 34 companies in the three years ended December 31, 2018, 2017 and 2016 as discussed below. Each of the acquisitions was funded through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within the one year measurement period.  For those acquisitions where the purchase price allocation has been noted as being provisional, the Company generally is still in the process of finalizing the fair values of acquired goodwill, intangible assets, fixed assets, and, if applicable, related deferred tax assets and liabilities. Historically, the impact of finalizing provisional purchase price allocations has not been significant.  In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.
For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018, 2017 and 2016 acquisitions with the exception of the 2018 acquisition of Marine Accessories Corporation and the 2017 acquisition of Leisure Product Enterprises, LLC, which are expected to be partially deductible for income tax purposes, and the 2018 acquisition of LaSalle Bristol and the 2016 acquisition of BH Electronics, Inc., which are not deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 8 for information regarding the amortization periods assigned to finite-lived intangible assets.
For the years ended December 31, 2018, 2017 and 2016, revenue of approximately $249.3 million, $109.7 million and $92.3 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year.
For the years ended December 31, 2018, 2017 and 2016, operating income of approximately $23.2 million, $13.1 million and $10.3 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year. Acquisition-related costs in the aggregate associated with the businesses acquired in 2018, 2017 and 2016 were immaterial.
Contingent Consideration

In connection with certain 2018 and 2017 acquisitions as noted below, if certain financial targets for the acquired businesses are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As required, the liability for the contingent consideration associated with each of these acquisitions will be measured quarterly at fair value and the Company could record adjustments in future periods.

The aggregate fair value of the estimated contingent consideration payments was $13.8 million, $4.4 million of which is included in the line item "Accrued liabilities" and $9.4 million is included in “Other long-term liabilities” on the consolidated statement of financial position as of December 31, 2018. The liability for contingent consideration expires at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $18.8 million in the aggregate as of December 31, 2018. In the fourth quarter of 2018, non-purchase accounting related changes to the aggregate value of estimated contingent consideration included a $2.6 million non-cash decrease to accrued liabilities, partly offset by a $0.6 million non-cash accretion of other long term liabilities.
2018 Acquisitions
Metal Moulding Corporation (“MMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Madison, Tennessee-based MMC, a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components, for a net initial purchase price of $19.9 million, plus subsequent contingent consideration over a one-year period based on future performance. The Company recorded a fair value estimate of the contingent consideration of $1.4 million, which was included in the line item “Accrued liabilities” on the consolidated statement of financial position at acquisition date.
The results of operations for MMC are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2018. Changes from previously reported estimated amounts as of the first quarter of 2018 date include a $0.9 million decrease to property, plant and equipment, a $2.1 million decrease to intangible assets and a $2.9 million increase to goodwill.
Aluminum Metals Company, LLC (“AMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Elkhart, Indiana-based AMC, a manufacturer of aluminum products including coil, fabricated sheets and extrusions and roofing products, primarily for the RV, industrial and marine markets, for a net purchase price of $17.8 million.
The results of operations for AMC are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2018. Changes from previously reported estimated amounts as of the first quarter of 2018 include a $1.7 million decrease to property, plant and equipment, a $1.2 million increase to intangible assets and a $0.5 million increase to goodwill.
IMP Holdings, LLC d/b/a Indiana Marine Products (“IMP”)
In March 2018, the Company completed the acquisition of the business and certain assets of Angola, Indiana-based IMP, a manufacturer of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market, for a net initial purchase price of $18.6 million, plus subsequent contingent consideration payments over a three-year period based on future performance. The Company recorded a fair value estimate of the contingent consideration of $7.9 million, which was included in the line item “Other long-term liabilities” on the consolidated statement of financial position at acquisition date.
The results of operations for IMP are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

Collins & Company, Inc. (“Collins”)
In March 2018, the Company completed the acquisition of the business and certain assets of Bristol, Indiana-based Collins, a distributor of appliances, trim products, fuel systems, flooring, tile, and other related building materials primarily to the RV market as well as the housing and industrial markets, for a net purchase price of $40.0 million.
The results of operations for Collins are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Dehco, Inc. (“Dehco”)
In April 2018, the Company completed the acquisition of Dehco, a distributor and manufacturer of flooring, kitchen and bath products, adhesives and sealants, electronics, appliances and accessories, LP tanks, and other related building materials, primarily for the RV market as well as the MH, marine and other industrial markets, for a net purchase price of $52.8 million. Dehco has operating facilities in Indiana, Oregon, Pennsylvania and Alabama.
The results of operations for Dehco are included in the Company’s consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Dowco, Inc. (“Dowco”)
In May 2018, the Company completed the acquisition of Dowco, a designer and manufacturer of custom designed boat covers and bimini tops, full boat enclosures, mounting hardware, and other accessories and components for the marine market, for a purchase price of $56.3 million, net of cash acquired. Dowco has operating facilities in Wisconsin, Missouri, Indiana, and Minnesota.
The results of operations for Dowco are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Marine Accessories Corporation (“MAC”)
In June 2018, the Company acquired 100% of the membership interests of Maryville, Tennessee-based MAC, a manufacturer, distributor and aftermarket supplier of custom tower and canvas products and other related accessories to OEMs, dealers, retailers and distributors within the marine market, as well as direct to consumers, for a purchase price of $57.0 million, net of cash acquired.
The results of operations for MAC are included in the Company’s consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
Engineered Metals and Composites, Inc. (“EMC”)
In September 2018, the Company completed the acquisition of West Columbia, South Carolina-based EMC, a designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry, for a net initial purchase price of $25.2 million, plus subsequent contingent consideration over a three-month period based on future performance. The Company recorded a fair value estimate of the contingent consideration of $2.5 million, which was included in the line item “Accrued liabilities” on the consolidated statement of financial position at acquisition date.
The results of operations for EMC are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
LaSalle Bristol (“LaSalle”)
In November, 2018, the Company completed the acquisition of LaSalle, a distributor and manufacturer of plumbing, flooring, tile, lighting, air handling and building products for the MH, RV, and industrial markets, for an estimated purchase price, net of cash acquired, of $50.0 million. LaSalle is headquartered in Elkhart, Indiana and operates a total of 15 manufacturing and distribution centers located in North America.

The results of operations for LaSalle are included in the Company’s consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
In connection with the LaSalle acquisition, the Company assumed approximately $5.2 million in net pension liabilities for the LaSalle Bristol, LP Pension Pan ("the Plan"), a qualified pension plan covering 289 participants which has been frozen since 2008. The net liability of the Plan consists of a pension benefit obligation of approximately $18.6 million and Plan assets of approximately $13.4 million as of December 31, 2018. Plan assets are invested primarily in short-term debt instruments, classified within Levels 1 and 2 of the fair value hierarchy, with an expected return on assets for 2019 of approximately 3.5%. The discount rate used to determine the pension benefit obligation was 4.04% at December 31, 2018. Periodic pension income and contributions were immaterial from the date of acquisition through December 31, 2018. Minimum required contributions to the Plan are expected to be approximately $0.4 million for 2019.
The Plan's projected estimated benefit payments (unaudited) are as follows:

(thousands)
2019	$1,485
2020	1,499
2021	1,491
2022	1,467
2023	1,433
2024-2028	6,627
Total	$14,002
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
The results of operations for LPE are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2018, and resulted in changes from previously reported estimated amounts as of December 31, 2017 that include a $0.6 million decrease to goodwill and $0.9 million increase to intangible assets, the net of which was offset by a $0.3 million increase to the deferred tax liability. There was no material impact to the consolidated statement of income related to these changes in 2018.
Indiana Technologies, Inc. d/b/a Wire Design (“Wire Design”)
In July 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Wire Design, a manufacturer of wire harnesses for the RV, marine and industrial markets, for a net purchase price of $10.8 million.
The results of operations for Wire Design are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2018, and resulted in changes from previously reported estimated amounts as of December 31, 2017 that include a $0.2 million decrease to goodwill with a corresponding $0.2 million increase to intangible assets. There was no material impact to the consolidated statement of income related to these changes in 2018.

Baymont, Inc. (“Baymont”)
In September 2017, the Company acquired the business and certain assets of Baymont, a manufacturer and supplier of fiberglass showers, tubs, and tile systems for the MH and industrial markets, with operating facilities located in Golden, Mississippi and Belmont, Mississippi. The net purchase price was $3.8 million, plus subsequent contingent consideration payments over a six-year period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $5.1 million at the date of acquisition, which was included in the line item “Other long-term liabilities” on the consolidated statement of financial position as of December 31, 2017. In 2018, the fair value estimate of the contingent consideration was decreased by $1.1 million to $4.0 million, with a corresponding $1.1 million decrease to goodwill.
The results of operations for Baymont are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the third quarter of 2018. After adjusting for a decrease in the estimated purchase price reported at December 31, 2017, reflecting the $1.1 million decrease in the fair value estimate of the contingent consideration discussed above net of a $0.5 million increase due to a final working capital adjustment, changes from previously reported estimated amounts as of December 31, 2017 include a $0.3 million increase to property, plant and equipment, net, a $0.9 million increase to other intangible assets, and a $1.7 million decrease to goodwill. There was no material impact to the consolidated statement of income related to these changes in 2018.

Indiana Transport, Inc. (“Indiana Transport”)
In November 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Indiana Transport, a transportation and logistics service provider primarily to OEMs and dealers in the RV market, for a net purchase price of $58.8 million.
The results of operations for Indiana Transport are included in the Company’s consolidated financial statements and the Distribution operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2018. After adjusting for a $0.6 million decrease in the estimated purchase price reported at December 31, 2017 due to a final working capital adjustment, changes from previously reported estimated amounts as of December 31, 2017 include a $1.0 million decrease to property, plant and equipment, net, with a corresponding $0.7 million increase to goodwill and $0.3 million increase to intangible assets, and a $0.6 million increase to accounts payable and accrued liabilities. There was no material impact to the consolidated statement of income related to these changes in 2018.
LMI, Inc. and Related Companies (collectively, “LMI”)
In November 2017, the Company acquired LMI, a designer, fabricator, and installer of specialty glass, mirror, bath and closet building products to residential housing and commercial high-rise builders, general contractors, retailers, and RV manufacturers in the U.S., for a purchase price of $80.3 million, net of cash acquired. LMI is headquartered in Ontario, California and operates six manufacturing and distribution centers in California and Nevada and an additional manufacturing facility in China.
The results of operations for LMI are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2018. After adjusting for a $0.9 million increase in the estimated purchase price reported at December 31, 2017 due to a final working capital adjustment, changes from previously reported estimated amounts as of December 31, 2017 include a $0.1 million increase to trade receivables, a $0.1 million decrease to inventories, a $0.5 million decrease in prepaid expenses and other, a $2.0 million increase to property, plant and equipment, net, a $2.7 million increase to goodwill, a $3.3 million decrease to intangible assets and a $0.2 million increase to accounts payable and accrued liabilities. There was no material impact to the consolidated statement of income related to these changes in 2018.
Nickell Moulding Company, Inc. (“Nickell”)
In December 2017, the Company acquired the business and certain assets of Elkhart, Indiana-based Nickell, a manufacturer of hardwood and wrapped mouldings and trim, custom wood frames, and door components for the RV, retail and hospitality, MH, and other markets, for a net purchase price of $12.6 million.
The results of operations for Nickell are included in the Company’s consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the fourth quarter of 2018. After adjusting for a $0.3 million increase in the estimated purchase price reported at December 31, 2017 due to a final working capital adjustment, changes from previously reported estimated amounts as of December 31, 2017 include a $0.2 million decrease to trade receivables, a $0.9 million decrease to goodwill, a $0.4 million increase to inventories, a $0.3 million increase to property, plant and equipment, net, and a $0.6 million decrease to accounts payable. There was no material impact to the consolidated statement of income related to these changes in 2018.
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
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Total liabilities	Less: Deferred tax liability, net	Total net assets acquired
2018
MMC (1)	$1,463	$2,324	$2,085	$—	$8,540	$7,668	$827	$—	$21,253
AMC	3,942	5,623	2,321	39	6,550	1,755	2,463	—	17,767
IMP (2)	1,962	4,267	1,306	13	12,860	8,979	2,888	—	26,499
Collins	2,830	9,903	1,125	5	22,000	6,730	2,586	—	40,007
Dehco	4,771	16,923	13,755	208	14,200	6,330	3,392	—	52,795
Dowco	4,053	4,498	5,910	1,240	34,379	10,423	4,198	—	56,305
MAC	3,054	6,815	8,000	284	32,733	19,264	4,290	8,839	57,021
EMC (3)	623	1,577	2,500	—	15,750	8,073	798	—	27,725
LaSalle	8,249	46,017	8,500	6,255	5,885	3,718	28,594	41	49,989
Other	472	329	300	13	1,667	902	196	—	3,487
2018 Totals	$31,419	$98,276	$45,802	$8,057	$154,564	$73,842	$50,232	$8,880	$352,848

2017
Medallion	$2,233	$2,605	$1,713	$118	$3,100	$1,342	$1,200	$—	$9,911
LPE	5,848	5,162	9,225	337	33,275	39,945	6,358	14,140	73,294
Wire Design	615	437	555	21	5,590	4,052	491	—	10,779
Baymont (4)	—	1,174	2,067	—	3,166	1,502	69	—	7,840
Indiana Transport	6,379	—	2,594	1,309	31,675	19,950	3,117	—	58,790
LMI	11,205	9,071	6,028	449	32,810	29,241	8,471	—	80,333
Nickell	1,784	1,547	1,240	—	6,250	2,331	556	—	12,596
Other	—	250	2,668	—	—	668	124	—	3,462
2017 Totals	$28,064	$20,246	$26,090	$2,234	$115,866	$99,031	$20,386	$14,140	$257,005

2016
Parkland	$2,880	$5,280	$2,987	$86	$10,950	$5,175	$2,180	$—	$25,178
Progressive	996	3,074	100	61	6,010	2,980	2,344	—	10,877
Cana	646	1,151	5,840	29	7,065	2,927	1,135	—	16,523
MSM	2,017	1,592	2,521	12	7,855	984	965	—	14,016
LS Mfg.	620	1,382	265	—	6,315	2,772	154	—	11,200
BHE	2,922	3,801	1,794	—	21,140	15,716	1,508	8,865	35,000
Sigma/KRA	2,039	1,820	935	7	13,495	9,533	1,708	—	26,121
2016 Totals	$12,120	$18,100	$14,442	$195	$72,830	$40,087	$9,994	$8,865	$138,915

(1) Total net assets acquired for MMC reflect the preliminary estimated liability of $1.4 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the MMC acquisition of $19.9 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the consolidated statement of cash flows for the year ended December 31, 2018.
(2) Total net assets acquired for IMP reflect the preliminary estimated liability of $7.9 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the IMP acquisition of $18.6 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the consolidated statement of cash flows for the year ended December 31, 2018.

(3) Total net assets acquired for EMC reflect the preliminary estimated liability of $2.5 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the EMC acquisition of $25.2 million is included in “Cash Flows from Investing Activities - Business Acquisitions” on the consolidated statement of cash flows for the year ended December 31, 2018.
(4) Total net assets acquired for Baymont include the revised estimated liability of $4.0 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the Baymont acquisition of $3.8 million is included in "Cash Flows from Investing Activities - Business Acquisitions" on the consolidated statement of cash flows for the year ended December 31, 2017.
Pro Forma Information (Unaudited)
The following pro forma information assumes the MMC, AMC, IMP, Collins, Dehco, Dowco, MAC, EMC, and LaSalle acquisitions (which were acquired in 2018), and the Medallion, LPE, Wire Design, Baymont, Indiana Transport, LMI and Nickell acquisitions (which were acquired in 2017) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2018 and 2017 acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired of $5.5 million and $19.8 million for the years ended December 31, 2018 and 2017, respectively, in connection with the acquisitions as if they occurred as of the beginning of the year immediately preceding each such acquisition.

(thousands except per share data)	2018	2017
Revenue	$2,599,699	$2,382,442
Net income	131,576	108,893
Basic net income per common share	5.48	4.49
Diluted net income per common share	5.41	4.42
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

6.	INVENTORIES
Inventories as of December 31, 2018 and 2017 consist of the following classes:

(thousands)	2018	2017
Raw materials	$164,408	$96,846
Work in process	12,829	10,720
Finished goods	28,341	22,936
Less: reserve for inventory obsolescence	(5,354)	(3,087)
Total manufactured goods, net	200,224	127,415
Materials purchased for resale (distribution products)	74,914	49,392
Less: reserve for inventory obsolescence	(2,240)	(1,537)
Total materials purchased for resale (distribution products), net	72,674	47,855
Total inventories	$272,898	$175,270
The following table summarizes the reserve for inventory obsolescence:

(thousands)	2018	2017	2016
Balance at January 1	$4,624	$3,957	$3,508
Charged to operations	13,862	4,325	2,542
Deductions from reserves	(10,892)	(3,658)	(2,093)
Balance at December 31	$7,594	$4,624	$3,957

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following classes at December 31, 2018 and 2017:

(thousands)	2018	2017
Land and improvements	$8,686	$6,624
Building and improvements	59,701	45,416
Machinery and equipment	191,142	139,443
Transportation equipment	4,972	3,602
Leasehold improvements	11,873	8,354
Property, plant and equipment, at cost	276,374	203,439
Less: accumulated depreciation and amortization	(99,229)	(84,953)
Property, plant and equipment, net	$177,145	$118,486
For the years ended December 31, 2018 and 2017, no events or changes in circumstances occurred that required the Company to assess the recoverability of its property, plant and equipment, and therefore the Company did not recognize any impairment charges.

8.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$100,592	$9,301	$109,893
Acquisitions	79,910	19,272	99,182
Adjustment to prior year preliminary purchase price allocation	(1,031)	—	(1,031)
Balance - December 31, 2017	179,471	28,573	208,044
Acquisitions	56,704	17,138	73,842
Adjustment to prior year preliminary purchase price allocation	(830)	678	(152)
Balance - December 31, 2018	$235,345	$46,389	$281,734
Intangible Assets
Intangible assets are comprised of customer relationships, non-compete agreements, patents and trademarks. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of December 31, 2018, the remaining intangible assets balance of $383.0 million is comprised of $82.4 million of trademarks which have an indefinite life, and therefore no amortization expense has been recorded, and $300.6 million pertaining to customer relationships, non-compete agreements and patents which are being amortized over periods ranging from three to 19 years.
For the finite-lived intangible assets attributable to the 2018 acquisitions, the useful life pertaining to non-compete agreements was three years for AMC and five years for all other 2018 acquisitions. The useful life pertaining to customer relationships for all of the 2018 acquisitions was 10 years.
Amortization expense for the Company’s intangible assets in the aggregate was $34.2 million, $19.4 million and $13.4 million for 2018, 2017 and 2016, respectively.

Intangible assets, net consist of the following at December 31, 2018 and 2017:

(thousands)	2018	Weighted Average Useful Life (years)	2017	Weighted Average Useful Life (years)
Customer relationships	$366,228	10.1	$238,043	10.2
Non-compete agreements	19,159	4.9	15,564	4.2
Patents (1)	1,048	8.9	1,010	9.0
Trademarks	82,358	Indefinite	60,448	Indefinite
	468,793		315,065
Less: accumulated amortization	(85,811)		(51,598)
Intangible assets, net	$382,982		$263,467
(1) Represents patents acquired through business acquisitions as well as patents acquired post-business acquisition at Dowco and LMI.

Changes in the carrying value of intangible assets for the years ended December 31, 2018 and 2017 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2016	$149,853	$14,686	$164,539
Acquisitions	85,350	31,390	116,740
Amortization	(16,225)	(3,149)	(19,374)
Adjustment to prior year preliminary purchase price allocation	1,562	—	1,562
Balance - December 31, 2017	220,540	42,927	263,467
Acquisitions (1)	112,517	42,085	154,602
Amortization	(27,413)	(6,800)	(34,213)
Adjustment to prior year preliminary purchase price allocation	(1,159)	285	(874)
Balance - December 31, 2018	$304,485	$78,497	$382,982
(1) Includes patents acquired post-business acquisition.
Amortization expense for the next five fiscal years ending December 31 related to finite-lived intangible assets as of December 31, 2018 is estimated to be (in thousands): 2019 - $38,946; 2020 - $38,586; 2021 - $38,047; 2022 - $37,221; and 2023 - $35,645.

9.	DEBT
A summary of total debt outstanding at December 31, 2018 and 2017 is as follows:

(thousands)	2018	2017
Long-term debt:
Revolver	$392,332	$287,397
Term loan	96,250	66,960
Convertible Notes	172,500	—
Total long-term debt	661,082	354,357
Less: Convertible Notes discount and debt issuance costs, net	(30,125)	—
Less: current maturities of long-term debt	(8,750)	(15,766)
Less: net deferred financing costs related to term loan	(456)	(480)
Total long-term debt, less current maturities, net	$621,751	$338,111
2015 Credit Facility
Prior to June 5, 2018, the Company's credit facility was established under its Amended and Restated Credit Agreement, dated April 28, 2015, with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent and a lender, and the lenders party thereto, as amended (the “2015 Credit Agreement”). The 2015 Credit Agreement consisted of a $417.3 million revolving credit loan (the “2015 Revolver”) and up to an $82.7 million term loan (the “2015 Term Loan” and, together with the Revolver, the “2015 Credit Facility”). The 2015 Credit Facility had a maturity date of March 17, 2022 and was replaced by the 2018 Credit Facility (as defined herein).

2018 Credit Facility
The Company entered into a Second Amended and Restated Credit Agreement, dated as of June 5, 2018, (the “2018 Credit Agreement”) by and among the Company, the Lenders party thereto, and Wells Fargo, as Administrative Agent. The 2018 Credit Agreement amended and restated the Company’s 2015 Credit Agreement.

The 2018 Credit Agreement established a credit facility comprised of an $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”). The March 17, 2022 maturity date for borrowings under the 2018 Credit Agreement remained unchanged from the 2015 Credit Agreement.

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

•	The 2018 Revolver includes a $10.0 million limit for same day advances (“Swing Line”) which shall bear interest based upon the Base Rate plus the Applicable Margin;

•	Up to $10.0 million of the 2018 Revolver is available as a sub facility for the issuance of standby letters of credit, which are subject to certain expiration dates;

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

At December 31, 2018, the Company had $96.3 million outstanding under the 2018 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2018 Revolver of: (i) $388.0 million under the LIBOR-based option and (ii) $4.3 million under the Base Rate-based option. The interest rate for incremental borrowings at December 31, 2018 was the Prime Rate plus 1.00% (or 6.50%) for the Base Rate-based option, or LIBOR plus 2.00% (or 4.56%) for the LIBOR-based option. The weighted average interest rate on borrowings in 2018 was 4.05% for the 2018 Term Loan and 4.20% for the 2018 Revolver. At December 31, 2017, the Company had $67.0 million outstanding under the 2015 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2015 Revolver of: (i) $281.0 million under the LIBOR-based option and (ii) $6.4 million under the Base Rate-based option. The interest rate for incremental borrowings at December 31, 2017 was the Prime Rate plus 0.50% (or 5.00%), or LIBOR plus 1.50% (or 3.1250%). The weighted average interest rate on borrowings in 2017 was 2.70% for the Term Loan and 3.03% for the 2015 Revolver. The fee payable on committed but unused portions of the 2018 Revolver and the 2015 Revolver, respectively, was 0.25% at December 31, 2018 and 0.20% December 31, 2017.

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

In 2018 and 2017, the Company was in compliance with both of these financial debt covenants as required under the terms of the credit agreement in existence at the time. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of and for the fiscal period ended December 31, 2018 are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.42
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.31

Interest Rate Swaps

In the third quarter of 2018, the Company entered into $200.0 million notional amount of variable to fixed interest rate swaps to partially hedge risks associated with the variable LIBOR component of the 2018 Credit Facility. These interest rate swaps fix the LIBOR component of interest expense on $200.0 million of the debt outstanding under the 2018 Credit Facility at an average interest rate of 2.91%, with an all-in average rate of 4.91% with the current applicable margin, discussed above. See Note 10 for further details.
Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The total debt discount of $36.0 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $31.9 million, representing the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes and (ii) debt issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The effective interest rate on the Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 5.25% as of December 31, 2018. The unamortized portion of the debt discount and debt issuance costs as of December 31, 2018 was $30.1 million.
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
Convertible Notes holders can convert their Convertibles Notes on or after August 1, 2022 at any time at their option. Holders may convert Convertible Notes prior to August 1, 2022, only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day and (iii) upon the occurrence of certain specified distributions or corporate events.

The net proceeds were used to pay the net cost of the Convertible Hedge Transactions and the Warrant Transactions and to reduce borrowings under the 2015 Revolver.
Debt Maturities
As of December 31, 2018, the aggregate maturities of total long-term debt for the next five fiscal years are as follows (in thousands):

2019	$8,750
2020	10,000
2021	13,750
2022	456,082
2023	172,500
Total	$661,082
The Company was contingently liable for four standby letters of credit totaling $2.9 million at December 31, 2018 that exist to meet credit requirements for the Company’s insurance providers.

Cash paid for interest for the years ended December 31, 2018, 2017 and 2016 was $18.4 million, $8.6 million and $7.1 million, respectively.

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
As these transactions meet certain accounting criteria, the Convertible Note Hedges Transactions and Warrant Transactions are recorded in stockholders’ equity and are not accounted for as derivatives.

Interest Rate Swaps
The 2018 Credit Facility exposes the Company to risk associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps on a portion of its 2018 Credit Facility. As of December 31, 2018, the Company had a combined notional principal amount of $200.0 million of variable to fixed interest rate swap agreements, all of which were designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the 2018 Term Loan and a portion of the 2018 Revolver from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
Fair Value of Derivative Contracts

The following table summarizes the fair value of derivative contracts included in the accompanying consolidated balance sheet (in thousands):

Fair value of derivative assets
Derivatives accounted for as cash flow hedges	Balance sheet location	December 31, 2018	December 31, 2017
Interest rate swap agreements	Other non-current assets	$—	$—
Fair value of derivative liabilities
Derivatives accounted for as cash flow hedges	Balance sheet location	December 31, 2018	December 31, 2017
Interest rate swap agreements	Other long-term liabilities	$2,652	$—
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, and are classified as Level 2 in the fair value hierarchy.

AOCI Recognition

The following table presents the amount of gains and losses that have been recognized in accumulated other comprehensive income ("AOCI") from changes in unrealized loss on interest rate swaps, net of tax (in thousands):

Unrealized Loss Recognized in AOCI
Year Ended
December 31, 2018	December 31, 2017
$1,973	$—

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company records AOCI for unrealized gains and losses on derivatives that qualify as hedges of cash flows, unrecognized pension costs and cumulative foreign currency translation adjustments. The activity in AOCI is as follows:

(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2017	$—	$66	$—	$66
Other comprehensive loss (net of tax benefit of $679, $254 and $0)	(1,973)	(741)	(32)	(2,746)
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)

12.	ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2018 and 2017 include the following:

(thousands)	2018	2017
Employee compensation and benefits	$31,898	$21,797
Property taxes	3,405	2,173
Customer incentives	10,318	6,237
Other	13,581	6,343
Total accrued liabilities	$59,202	$36,550

13.	INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% for tax years ending after December 31, 2017; (2) bonus depreciation that will allow for full expensing in the year placed in service of qualified property acquired and placed in service after September 27, 2017; (3) repealing the Domestic Production Activities Deduction for years beginning after December 31, 2017; and (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations.
The TCJA creates new requirements that certain income (i.e., global intangible low taxed income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. Because the Company does not anticipate incurring a GILTI liability related to its investment in China, the Netherlands, and Canada, no provisional adjustment was recorded, and the Company has not elected to include taxable income related to GILTI as either a current period tax expense or factoring such amounts into the measurement of deferred taxes. The Company has also accounted for in its 2018 income tax provision the impact of base-erosion anti-abuse tax, interest expense limitations under Section 163(j), and foreign-derived intangible income deductions, although such provisions were either not applicable or resulted in a zero or immaterial impact to the consolidated financial statements.
In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provided relief for companies to record provisional amounts in the period of enactment of the TCJA not to exceed one year from the enactment date. The provisional estimates of the impact of the TCJA recorded as of December 31, 2017 were updated and finalized in the fourth quarter of 2018. The differences resulting from the finalization of these provisional amounts were not significant. Ongoing guidance and accounting interpretation for the TCJA are expected over the coming months and years, and the Company will consider any changes in the accounting for the TCJA in the period in which such additional guidance is issued. The Company does not expect the ongoing guidance and interpretations to have a material impact on its consolidated financial statements.

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 consists of the following:

(thousands)	2018	2017	2016
Current:
Federal	$22,578	$27,833	$24,205
State	8,725	6,036	4,430
Foreign	85	—	—
Total current	31,388	33,869	28,635
Deferred:
Federal	1,529	(6,289)	(474)
State	(770)	(188)	(86)
Total deferred	759	(6,477)	(560)
Income taxes	$32,147	$27,392	$28,075
As discussed in Note 5, the Company completed nine acquisitions during 2018, which included acquisitions of certain manufacturing facilities in the Netherlands, China, and Canada. Estimated amounts have been recorded within the consolidated financial statements related to purchase accounting for the nine acquisitions, but amounts will be finalized and adjusted accordingly within the one-year purchase accounting measurement period. The Company has estimated that its ability to utilize federal and state net operating losses and tax credits acquired as part of the nine acquisitions during 2018 may potentially be limited under Sections 382 and 383 of the Internal Revenue Code (“Section 382”). The limitations under Section 382 apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period (typically three years). Certain federal net operating losses acquired were subject to a previous Section 382 limitation. As it is believed a portion of such federal net operating losses subject to the previous Section 382 limitation will expire unutilized, the Company recorded a valuation allowance for such amount, which the Company does not believe to be material to the consolidated financial statements. However, while the Company has not yet completed a formal Section 382 analysis (or built-in-gain analysis) to determine the Section 382 limitation from the 2018 acquisitions, the Company does not anticipate any further net operating loss or tax credit limitations upon the completion of these studies and the application of Rev. Proc. 2003-65 for built-in gain/loss amortization.
A reconciliation of the differences between the actual provision for income taxes and the tax provisions for income taxes at the federal statutory income tax rate of 21% for the year ended December 31, 2018 and at the federal statutory income tax rate of 35% for each of the years ended December 31, 2017 and 2016 is as follows:

(thousands)	2018		2017		2016
Rate applied to pretax income	$31,916	21.0%	$39,588	35.0%	$29,278	35.0%
State taxes, net of federal tax effect	6,427	4.2%	4,060	3.6%	2,818	3.4%
Remeasurement of net deferred tax liabilities	—	—%	(7,699)	(6.8)%	—	—%
Excess tax benefit on stock-based compensation	(6,685)	(4.4)%	(6,009)	(5.3)%	(1,256)	(1.5)%
Other	489	0.4%	(2,548)	(2.3)%	(2,765)	(3.3)%
Income taxes	$32,147	21.2%	$27,392	24.2%	$28,075	33.6%
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in deductible or taxable amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the current period plus or minus the change in deferred tax assets and liabilities during the period (after removing the impact of purchase accounting and OCI).

In 2018 and 2017, the Company realized net excess tax benefits on share-based compensation of approximately $6.7 million and $6.0 million, respectively, which had not been recorded as deferred tax assets at December 31, 2017 and 2016. Of the $6.7 million recorded in 2018, $4.4 million is due to share-based compensation amounts not originally deducted in 2015 and 2016 tax returns. All share-based compensation tax benefits were recorded as a reduction to income tax expense upon realization in relation to the 2016 adoption of the share-based payment awards accounting standard (ASU 2016-09).
The composition of the deferred tax assets and liabilities as of December 31, 2018 and 2017 is as follows:

(thousands)	2018	2017
Long-term deferred income tax assets (liabilities):
Trade receivables allowance	$418	$48
Inventory capitalization	2,591	1,646
Accrued expenses	6,123	4,005
Deferred compensation	462	473
Inventory reserves	1,278	1,154
Federal NOL carryforwards	1,607	—
State NOL carryforwards	2,060	—
Valuation allowance - NOL	(649)	—
Share-based compensation	5,848	3,875
Other	1,432	10
Intangibles	(26,419)	(16,042)
Depreciation expense	(16,562)	(8,254)
Prepaid expenses	(888)	(555)
Net deferred tax liabilities	$(22,699)	$(13,640)
The Company paid income taxes of $28.2 million, $38.6 million and $29.2 million in 2018, 2017 and 2016, respectively.
As of December 31, 2018, the Company had net deferred tax liabilities of $22.7 million, which included a valuation allowance of $0.6 million. The components of the valuation allowance relate to certain acquired federal and state NOL carryforwards that the Company anticipates will not be utilized prior to their expiration, due to Section 382 limitations.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2015 and later. The Company is currently under audit by the Internal Revenue Service for the 2015 tax year and the State of Indiana for tax years 2013, 2014 and 2015.

14.	SHAREHOLDERS’ EQUITY
Preferred Stock
The Company has 1,000,000 shares of preferred stock authorized, without par value, the issuance of which is subject to approval by the Board of Directors (the “Board”). The Board has the authority to fix the number, rights, preferences and limitations of the shares, subject to applicable laws and the provisions of the Articles of Incorporation.

Common Stock
In May 2017, the Company's shareholders approved an amendment to the Articles of Incorporation to increase the number of shares of common stock authorized, without par value, from 20,000,000 shares to 40,000,000 shares, of which 23,527,307 shares and 25,329,857 shares were issued and outstanding as of December 31, 2018 and 2017, respectively.
The Company issued 226,595 shares in 2018, 411,212 shares in 2017 and 419,925 shares in 2016 related to stock-based compensation plans and for the exercise of stock options and SARS. The Company made repurchases of 43,402 shares in 2018, 82,970 shares in 2017 and 21,317 shares in 2016 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
In addition, in 2018 and 2016, the Company repurchased 1,984,095 shares and 181,107 shares, respectively, of its common stock through a stock repurchase program. There were no shares repurchased under a stock repurchase program in 2017. See Note 15 for further details.
On March 14, 2017, the Company completed a public offering of 2,025,000 shares of its common stock at a price of $48.67 per share for gross proceeds of $98.6 million. The net proceeds from the offering of $93.3 million were used to pay down a portion of the Company's outstanding indebtedness.

15.	STOCK REPURCHASE PROGRAMS
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
In May 2018, the Board approved an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $50.0 million, which included $8.5 million remaining under the original $50.0 million authorization announced in January 2018.

In October 2018, the Board approved an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $50.0 million, which included $3.6 million remaining under the $50.0 million authorization announced in May 2018. In 2018, the Company repurchased 1,984,095 shares under the 2018 repurchase program at an average price of $54.21 per share for a total cost of $107.6 million.

Repurchases of the Company's common stock by year under the various repurchase plans are as follows:

Year	Shares Repurchased	Total Cost (in thousands)	Average Price Per Share
2013	916,492	$6,078	$6.63
2014	775,688	13,928	17.96
2015	927,836	22,637	24.40
2016	181,107	5,214	28.79
2017	—	—	—
2018	1,984,095	107,567	54.21
Total cumulative stock repurchases	4,785,218	$155,424	$32.48

The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated statements of financial position.

16.	NET INCOME PER COMMON SHARE
Income per common share is calculated for the years ended December 31, 2018, 2017 and 2016 as follows:

(thousands except per share data)	2018	2017	2016
Net income for basic and diluted per share calculation	$119,832	$85,718	$55,577

Weighted average common shares outstanding - basic	23,995	24,230	22,520
Effect of potentially dilutive securities	322	413	376
Weighted average common shares outstanding - diluted	24,317	24,643	22,896

Basic net income per common share	$4.99	$3.54	$2.47
Diluted net income per common share	$4.93	$3.48	$2.43

17.	LEASE COMMITMENTS
Leases
The Company leases office, manufacturing, and warehouse facilities and certain equipment under various non-cancelable agreements, which expire at various dates through 2027. These agreements contain various renewal options and provide for lease payments plus the payment of real estate taxes, insurance, and normal maintenance on the properties.

At December 31, 2018, future minimum lease payments required under facility and equipment operating leases are as follows:

(thousands)	Facility Leases	Equipment Leases
2019	$22,206	$7,139
2020	17,474	5,870
2021	11,746	4,419
2022	6,334	3,268
2023	3,091	2,266
Thereafter	1,920	2,963
Total minimum lease payments	$62,771	$25,925

The total rent expense included in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 was $29.0 million, $19.0 million and $13.7 million, respectively.

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
Self-Insurance
The Company has a self-insured health plan for its employees under which there is both a participant stop-loss and an aggregate stop-loss based on total participants. The Company is potentially responsible for annual claims not to individually exceed $250,000 at December 31, 2018.

19.	COMPENSATION PLANS
Deferred Compensation Obligations
The Company has deferred compensation agreements with certain key employees. The agreements provide for monthly benefits for ten years subsequent to retirement, disability, or death. The Company has accrued an estimated liability based upon the present value of an annuity needed to provide the future benefit payments. The assumed discount rate to measure the liability was 4.5% for both of the years ended December 31, 2018 and 2017. The Company recognized expense of $0.1 million for each of the years ended December 31, 2018, 2017 and 2016 in conjunction with this plan. Life insurance contracts have been purchased which may be used to fund these agreements. The contracts are recorded at their cash surrender value in the statements of financial position. Any differences between actual proceeds and cash surrender value are recorded as gains or losses in the periods presented. Additionally, the Company records gains or losses on the cash surrender value in the period incurred. The gains recognized were immaterial for all periods presented.

Bonus Plan
The Company pays bonuses to certain management and sales personnel. Historically, bonuses are determined annually and are based upon corporate and divisional income levels and the achievement of individually defined performance criteria. The charge to operations amounted to approximately $24.4 million, $17.4 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Profit-Sharing Plan
The Company has a qualified profit-sharing plan, more commonly known as a 401(k) plan, for all of its full-time and part-time eligible employees upon meeting certain conditions. The plan provides for matching contributions by the Company as defined in the agreement. The contributions and related expense for the years ended December 31, 2018, 2017 and 2016 were immaterial.
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
The Company’s 2009 Omnibus Incentive Plan (the “2009 Plan”) permits the future granting of share options and share awards to its employees, directors and other service providers. Option awards are generally granted with an exercise price equal to, or greater than, the market price of the Company’s stock at the date of grant.
The Company recorded compensation expense of $14.0 million, $10.4 million and $6.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, on the consolidated statements of income for its stock-based compensation plans. As of December 31, 2018, there was approximately $21.1 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 18.4 months.
Stock Options:
Stock options vest ratably over either three or four years and have nine to ten-year contractual terms.
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
The following table summarizes the Company’s option activity during the years ended December 31, 2018, 2017 and 2016 for the options granted in 2016 and 2017, as well as for options granted in 2009 and 2013. There were no stock options granted in 2018.

Years ended December 31	2018		2017		2016
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total Options:
Outstanding beginning of year	548	$44.07	288	$23.59	343	$10.84
Granted during the year	—	—	340	53.83	121	41
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	(3)	0.78	(80)	11.62	(176)	10.62
Outstanding end of year	545	$44.35	548	$44.07	288	$23.59

Vested Options:
Vested during the year	115	$50.46	30	$40.95	150	$12.30
Eligible end of year for exercise	230	$34.72	118	$18.36	168	$11.08

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$1,570		$13,932		$7,869
Options exercisable		$1,570		$6,037		$6,671
Options exercised		$195		$2,601		$4,024

Weighted average fair value of options granted during the year		N/A		$17.76		$12.36
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $29.61, $69.45 and $50.87 per share as of December 31, 2018, 2017 and 2016, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date.
The cash received from the exercise of stock options was approximately $3,000 in 2018, and $0.9 million and $1.9 million in 2017 and 2016, respectively. The income tax benefit related to the stock options exercised in 2018 was approximately $50,000 in 2018, and $0.9 million and $0.3 million in 2017 and 2016, respectively. The grant date fair value of stock options vested in 2018, 2017 and 2016 was $5.8 million, $1.2 million, and $1.8 million, respectively.
A summary of options outstanding and exercisable at December 31, 2018 is as follows:

(shares in thousands)	Options Outstanding			Options Exercisable
2009 Grants:	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
Exercise price - $0.33	2	0.4	$0.33	2	$0.33
Exercise price - $0.78	8	0.4	$0.78	8	$0.78
2013 Grant:
Exercise price - $12.30	75	4.0	$12.30	75	$12.30
2016 Grant:
Exercise price - $40.95	120	6.8	$40.95	60	$40.95
2017 Grant:
Exercise price - $53.83	340	7.0	$53.83	85	$53.83

The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2017 and 2016. There were no stock options granted in 2018.

	2017	2016
Dividend rate	—	—
Risk-free interest rate	2.00%	1.00%
Expected option life (years)	5.75	5.75
Price volatility	30.84%	30.00%
As of December 31, 2018, there was approximately $3.8 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted-average remaining life of approximately 24.2 months.
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
The following table summarizes the Company’s SARS activity during the years ended December 31, 2018, 2017 and 2016 for the SARS granted in 2016 and 2017, as well as for SARS granted in 2013. There were no SARS granted in 2018.

Years ended December 31	2018		2017		2016
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	535	$54.53	270	$32.29	300	$16.50
Granted during the year	—	—	340	63.85	120	52
Forfeited during the year	—	—	—	—	—	—
Exercised during the year	—	—	(75)	16.50	(150)	16.50
Outstanding end of year	535	$54.53	535	$54.53	270	$32.29

Vested SARS:
Vested during the year	115	$60.71	30	$51.87	150	$16.50
Eligible end of year for exercise	220	$44.46	105	$26.66	150	$16.50

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$983		$8,458		$5,556
SARS exercisable		$983		$4,521		$5,155
SARS exercised		$—		$3,822		2,379

Weighted average fair value of SARS granted during the year		N/A		$14.66		$9.30
The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $29.61, $69.45 and $50.87 per share as of December 31, 2018, 2017 and 2016, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date.

A summary of SARS outstanding and exercisable at December 31, 2018 is as follows:

	SARS Outstanding			SARS Exercisable
(shares in thousands)	Shares Outstanding	Remaining Contractual Life (years)	Exercise Price	Shares Exercisable	Exercise Price
2013 Grant:
Exercise price - $12.30	18	4.0	$12.30	18	$12.30
Exercise price - $14.75	19	4.0	14.75	19	14.75
Exercise price - $17.71	19	4.0	17.71	19	17.71
Exercise price - $21.25	19	4.0	21.25	19	21.25
2016 Grant:
Exercise price - $40.95	30	6.8	$40.70	15	$40.95
Exercise price - $47.51	30	6.8	47.51	15	47.51
Exercise price - $55.11	30	6.8	55.11	15	55.11
Exercise price - $63.93	30	6.8	63.93	15	63.93
2017 Grant:
Exercise price - $53.83	85	7.0	$53.83	21	$53.83
Exercise price - $60.03	85	7.0	60.03	21	60.03
Exercise price - $66.93	85	7.0	66.93	21	66.93
Exercise price - $74.63	85	7.0	74.63	22	74.63
The following table presents assumptions used in the Black-Scholes model for the SARS granted in 2017 and 2016. There were no SARS granted in 2018.

	2017	2016
Dividend rate	—	—
Risk-free interest rate	2.00%	1.00%
Expected option life (years)	5.75	5.75
Price volatility	30.84%	30.00%
As of December 31, 2018, there was approximately $3.1 million of total unrecognized compensation expense related to the SARS which is expected to be recognized over a weighted-average remaining life of approximately 24.3 months.
Restricted Stock and Restricted Stock Units:
The Company’s stock-based awards consist of both restricted stock awards and restricted stock units (“RSUs”). As of December 31, 2018, there was approximately $14.2 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 16.5 months.
In January 2019, the Board approved restricted stock grants to its officers totaling approximately 263,500 shares. The restricted shares cliff-vest at the conclusion of a three year period based on performance- and time-based contingencies. The Company expects to expense approximately $10.4 million related to those shares pro-ratably over the vesting period on the consolidated statements of income.
Restricted Stock
Restricted stock awards possess voting rights, are included in the calculation of actual shares outstanding, and include both performance- and time-based contingencies. The grant date fair value of the awards is expensed over the related service or performance period. Time-based shares cliff vest at the conclusion of the required service period, which ranges from one to three years. The performance contingent shares are earned based on the achievement of a cumulative financial performance target, which ranges from a one to three-year period and vest at the conclusion of the measurement period.
The following table summarizes the activity for restricted stock for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	634	$35.68	644	$22.15	653	$14.80
Granted during the year	182	65.35	233	54.46	232	28.61
Vested during the year	(209)	23.98	(240)	17.49	(234)	8.16
Forfeited during the year	(1)	57.93	(3)	46.64	(7)	20.82
Unvested end of year	606	$48.56	634	$35.68	644	$22.15
RSUs
Since RSUs do not possess voting rights, they are not included in the calculation of shares outstanding. The RSUs include a performance-based contingency. The grant date fair value of the awards is expensed over the related performance period. The performance contingent RSUs are earned based on the achievement of a cumulative financial performance target over a three-year period and vest at the conclusion of the measurement period. In 2016, the Company granted 33,005 RSUs at a weighted-average grant date stock price of $27.68 per share. There were no RSUs granted in 2017 and 2018.
In January 2018, the cumulative financial performance target was achieved at the maximum performance level for 33,005 RSUs that were granted in 2015. Under the terms of the Company's long-term incentive plan, the shares payout for maximum performance is 125% of the target performance or a total of 41,256 shares. Upon vesting, the 41,256 shares possess voting rights and are included in the calculation of shares outstanding.
In January 2019, the cumulative financial performance target was achieved at the maximum performance level for the 33,005 RSUs granted in 2016. Under the terms of the Company's long-term incentive plan, the shares payout for maximum performance is 125% of the target performance or a total of 41,256 shares. Upon vesting, the 41,256 shares will possess voting rights and will be included in the calculation of shares outstanding.

20.	SEGMENT INFORMATION
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production or distribution process.
A description of the Company’s reportable segments is as follows:
Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, fiberglass bath fixtures and tile systems, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, wrapped vinyl, paper and hardwood profile mouldings, wrapped profile moldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products. The Manufacturing segment contributed approximately 77%, 82% and 82% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, appliances, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, tile, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services. The Distribution segment contributed approximately 23%, 18% and 18% of the Company’s net sales for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The tables below present information about the sales, operating income, segment assets, and certain other items that are either used by or provided to the chief operating decision maker of the Company as of and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

2018
	Manufacturing	Distribution	Total
Net outside sales	$1,745,467	$517,594	$2,263,061
Intersegment sales	33,581	3,641	37,222
Total sales	1,779,048	521,235	2,300,283
Cost of goods sold	1,441,597	440,219	1,881,816
Operating income	215,246	31,491	246,737
Identifiable assets	948,557	240,499	1,189,056
Depreciation and amortization	44,747	7,613	52,360

2017
	Manufacturing	Distribution	Total
Net outside sales	$1,337,785	$297,868	$1,635,653
Intersegment sales	30,669	2,579	33,248
Total sales	1,368,454	300,447	1,668,901
Cost of goods sold	1,135,783	252,311	1,388,094
Operating income	151,635	18,858	170,493
Identifiable assets	688,177	142,257	830,434
Depreciation and amortization	27,481	3,521	31,002

2016
	Manufacturing	Distribution	Total
Net outside sales	$997,205	$224,682	$1,221,887
Intersegment sales	23,187	2,898	26,085
Total sales	1,020,392	227,580	1,247,972
Cost of goods sold	853,596	189,263	1,042,859
Operating income	107,105	15,001	122,106
Identifiable assets	421,203	61,725	482,928
Depreciation and amortization	18,553	3,102	21,655
A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of and for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Net sales:
Total sales for reportable segments	$2,300,283	$1,668,901	$1,247,972
Elimination of intersegment sales	(37,222)	(33,248)	(26,085)
Consolidated net sales	$2,263,061	$1,635,653	$1,221,887

Cost of goods sold:
Total cost of goods sold for reportable segments	$1,881,816	$1,388,094	$1,042,859
Elimination of intersegment cost of goods sold	(37,222)	(33,248)	(26,085)
Other	2,601	1,892	2,644
Consolidated cost of goods sold	$1,847,195	$1,356,738	$1,019,418

Operating income:
Operating income for reportable segments	$246,737	$170,493	$122,106
Unallocated corporate expenses	(34,109)	(29,219)	(17,901)
Amortization	(34,213)	(19,374)	(13,368)
Consolidated operating income	$178,415	$121,900	$90,837

Consolidated total assets:
Identifiable assets for reportable segments	$1,189,056	$830,434	$482,928
Corporate property and equipment	24,232	21,336	38,550
Current and long-term assets not allocated to segments	13,284	11,700	10,630
Intangibles and other assets not allocated to segments	4,659	3,174	2,842
Consolidated total assets	$1,231,231	$866,644	$534,950

Depreciation and amortization:
Depreciation and amortization for reportable segments	$52,360	$31,002	$21,655
Corporate depreciation and amortization	2,692	2,539	2,707
Consolidated depreciation and amortization	$55,052	$33,541	$24,362
Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2018, 2017 and 2016 was $27.4 million, $16.2 million and $10.6 million, respectively. Intangible assets amortization expense in the Distribution segment was $6.8 million, $3.1 million and $2.7 million in 2018, 2017 and 2016, respectively.

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.
Major Customers
The Company had two customers in the RV market that each accounted for over 10% of the trade receivables balance. One RV customer accounted for approximately 13% and 21% of the trade receivables balance at December 31, 2018 and 2017, respectively. In addition, a second RV customer accounted for approximately 12% and 13% of the trade receivables balance at December 31, 2018 and 2017, respectively. There were no other customers that accounted for more than 10% of the trade receivables balance at December 31, 2018 and 2017.
The Company had two customers in the RV market that each accounted for over 10% of consolidated net sales. One RV customer accounted for approximately 29%, 32% and 27% of consolidated net sales in 2018, 2017 and 2016, respectively. In addition, a second RV customer accounted for approximately 20%, 25% and 33% of consolidated net sales in 2018, 2017 and 2016, respectively.

21.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2018 and 2017 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2018
Net sales	$551,832	$604,879	$575,139	$531,211	$2,263,061
Gross profit	97,754	114,792	106,655	96,665	415,866
Net income	30,068	34,860	27,934	26,970	119,832
Net income per common share (1):
Basic	$1.22	$1.44	$1.17	$1.17	$4.99
Diluted	1.20	1.42	1.15	1.15	4.93

(thousands except per share data)	1Q	2Q	3Q	4Q	2017
Net sales	$345,427	$407,145	$407,511	$475,570	$1,635,653
Gross profit	57,549	71,500	69,183	80,683	278,915
Net income	17,467	21,260	17,945	29,046	85,718
Net income per common share (1):
Basic	$0.76	$0.86	$0.73	$1.18	$3.54
Diluted	0.75	0.85	0.72	1.16	3.48
(1) Basic and diluted net income per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per common share information may not equal annual basic and diluted net income per common share.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Sunday closest to the end of the first, second and third 13-week periods, respectively. The first three quarters of fiscal year 2018 ended on April 1, 2018, July 1, 2018 and September 30, 2018. The first three quarters of fiscal year 2017 ended on March 26, 2017, June 25, 2017 and September 24, 2017.

22.	RELATED PARTY TRANSACTIONS
During 2018, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $1.1 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. In addition, the Company sold approximately $0.6 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.