Form 10-Q
period 2019-03-31
PATRICK INDUSTRIES INC
filed 2019-05-09
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes [ ] No [X]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	PATK	The NASDAQ Global Stock Market
As of April 26, 2019, there were 23,849,644 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$8,454	$6,895
Trade receivables, net	137,318	82,499
Inventories	264,994	272,898
Prepaid expenses and other	17,757	22,875
Total current assets	428,523	385,167
Property, plant and equipment, net	180,331	177,145
Operating lease right-of-use assets	79,868	—
Goodwill	292,113	281,734
Intangible assets, net	370,233	382,982
Deferred financing costs, net	3,617	3,688
Other non-current assets	499	515
TOTAL ASSETS	$1,355,184	$1,231,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,000	$8,750
Current operating lease liabilities	25,874	—
Accounts payable	124,640	89,803
Accrued liabilities	57,292	59,202
Total current liabilities	217,806	157,755
Long-term debt, less current maturities, net	613,599	621,751
Long-term operating lease liabilities	54,309	—
Deferred tax liabilities, net	23,624	22,699
Other long-term liabilities	16,757	20,272
TOTAL LIABILITIES	926,095	822,477
SHAREHOLDERS’ EQUITY
Common stock	161,949	161,436
Additional paid-in-capital	25,124	25,124
Accumulated other comprehensive loss	(3,707)	(2,680)
Retained earnings	245,723	224,874
TOTAL SHAREHOLDERS’ EQUITY	429,089	408,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,355,184	$1,231,231

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	March 31, 2019	April 1, 2018
NET SALES	$608,218	$551,832
Cost of goods sold	501,670	454,078
GROSS PROFIT	106,548	97,754
Operating Expenses:
Warehouse and delivery	24,041	17,028
Selling, general and administrative	37,692	31,841
Amortization of intangible assets	8,989	7,127
Total operating expenses	70,722	55,996
OPERATING INCOME	35,826	41,758
Interest expense, net	8,983	4,378
Income before income taxes	26,843	37,380
Income taxes	5,994	7,312
NET INCOME	$20,849	$30,068

BASIC NET INCOME PER COMMON SHARE	$0.90	$1.22
DILUTED NET INCOME PER COMMON SHARE	$0.90	$1.20

Weighted average shares outstanding - Basic	23,039	24,740
Weighted average shares outstanding - Diluted	23,248	25,110

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
(thousands)	March 31, 2019	April 1, 2018
NET INCOME	$20,849	$30,068
Other comprehensive (loss) income, net of tax:
Change in unrealized loss of hedge derivatives	(1,054)	—
Foreign currency translation gain	27	28
Total other comprehensive (loss) income	(1,027)	28
COMPREHENSIVE INCOME	$19,822	30,096

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
First Quarter Ended April 1, 2018
Balance December 31, 2017	$163,196	$8,243	$66	$199,180	$370,685
Net income	—	—	—	30,068	30,068
Other comprehensive income, net of tax	—	—	28	—	28
Stock repurchases under buyback program	(1,424)	(72)	—	(11,974)	(13,470)
Shares used to pay taxes on stock grants	(2,843)	—	—	—	(2,843)
Stock-based compensation expense	3,696	—	—	—	3,696
Purchase of convertible notes hedges	—	(31,481)	—	—	(31,481)
Proceeds from sale of warrants	—	18,147	—	—	18,147
Equity component of convertible note issuance	—	30,948	—	—	30,948
Balance April 1, 2018	$162,625	$25,785	$94	$217,274	$405,778

First Quarter Ended March 31, 2019
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	20,849	20,849
Other comprehensive loss, net of tax	—	—	(1,027)	—	(1,027)
Shares used to pay taxes on stock grants	(3,437)	—	—	—	(3,437)
Issuance of shares upon exercise of common stock options	3	—	—	—	3
Stock-based compensation expense	3,947	—	—	—	3,947
Balance March 31, 2019	$161,949	$25,124	$(3,707)	$245,723	$429,089

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,849	$30,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,543	11,325
Stock-based compensation expense	3,947	3,696
Amortization of convertible notes debt discount	1,671	1,246
Deferred income taxes	1,281	1,410
Other	(233)	(1,304)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(54,188)	(48,443)
Inventories	1,224	(8,557)
Prepaid expenses and other assets	5,216	2,136
Accounts payable, accrued liabilities and other	32,574	34,231
Net cash provided by operating activities	27,884	25,808
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,005)	(7,641)
Proceeds from sale of property, equipment and other investing activities	1,372	(6)
Business acquisitions, net of cash acquired	(1,222)	(95,861)
Net cash used in investing activities	(9,855)	(103,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(1,250)	(3,941)
Borrowings on revolver	213,523	331,058
Repayments on revolver	(220,855)	(389,855)
Stock repurchases under buyback program	—	(13,470)
Proceeds from convertible notes offering	—	172,500
Purchase of convertible notes hedges	—	(31,481)
Proceeds from sale of warrants	—	18,147
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(3,222)	(2,586)
Payment of deferred financing costs	(253)	(5,367)
Payment of contingent consideration from a business acquisition	(4,416)	—
Other financing activities	3	(1)
Net cash (used in) provided by financing activities	(16,470)	75,004
Increase (decrease) in cash and cash equivalents	1,559	(2,696)
Cash and cash equivalents at beginning of year	6,895	2,767
Cash and cash equivalents at end of period	$8,454	$71

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

In the opinion of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018, and its results of operations and cash flows for the three months ended March 31, 2019 and April 1, 2018.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

In preparation of Patrick’s condensed consolidated financial statements as of and for the first quarter ended March 31, 2019, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)", which requires that an entity recognize lease assets and lease liabilities on its statement of financial position for leases that were previously classified as operating leases under U.S. GAAP. The standard also requires companies to disclose in the footnotes to the financial statements information about the amount and timing of lease payments. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis and early adoption was permitted.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which offered practical expedient alternatives to the modified retrospective adoption of Accounting Standards Codification (“ASC”) 842. Specifically, the practical expedients allow companies to recognize right of use lease assets and lease liabilities at the date of adoption only, rather than retrospectively for all periods presented, as well as practical expedients related to the presentation of lease components.

The Company adopted ASC 842 effective January 1, 2019, and recorded approximately $80 million in lease right-of-use assets and corresponding lease liabilities, with no material impact on the condensed consolidated statement of shareholders' equity, results of operations or cash flows. See Note 12 for further information.

Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This ASU simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill and its carrying value. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard and has not yet determined the impact that its implementation will have on its condensed consolidated financial statements.

Credit Losses
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASC 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Additionally, entities will have to disclose more information with respect to credit quality indicators, including information used to track credit quality by year of origination for most financing receivables. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. The Company does not expect that the adoption of the ASU will have a material effect on its condensed consolidated financial statements.

3.	REVENUE RECOGNITION
Effective January 1, 2018, the Company adopted FASB ASU 2014-09, "Revenue from Contracts with Customers" (commonly referred to as “Topic 606”), which requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive. The Company adopted Topic 606 using the modified retrospective method and applied it to those contracts which were not completed as of the adoption date. The adoption of the new revenue standard did not have a material impact on the Company’s condensed consolidated financial position, results of operations, or revenues as of the adoption date.
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
Disaggregation of Revenue
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable operating segments:

	First Quarter Ended March 31, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$234,878	$107,558	$342,436
Manufactured Housing	42,203	63,816	106,019
Industrial	60,928	8,049	68,977
Marine	87,675	3,111	90,786
Total	$425,684	$182,534	$608,218

	First Quarter Ended April 1, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Operating Segments
Market type:
Recreational Vehicle	$293,225	$85,066	$378,291
Manufactured Housing	39,315	22,941	62,256
Industrial	58,677	7,018	65,695
Marine	44,696	894	45,590
Total	$435,913	$115,919	$551,832
`
Description of Products and Services
The Company is a major manufacturer of component products and a distributor of building products and materials serving original equipment manufacturers (“OEMs”). The following is a description of the principal activities, by reportable segments, from which the Company generates its revenue. See Note 15 for more detailed information about the Company's reportable operating segments.
Manufacturing
The Company’s Manufacturing segment revenue is primarily derived from the sale of laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components (including instrument and dash panels), wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products.
Manufacturing segment revenue is recognized when control of the product transfers to the customer which is the point when the customer gains the ability to direct the use of and obtain substantially all of the remaining benefits from the asset, which is generally upon delivery of goods. In limited circumstances, where the products are customer specific with no alternative use to the Company and the Company has a legally enforceable right to payment for performance to date with a reasonable margin, revenue is recognized over the contract term based on the cost-to-cost method. The Company uses this measure of progress because it best depicts the transfer of value to the customer and correlates with the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods to the customer. However, revenue recognized based on the cost-to-cost method does not constitute a material amount of total Manufacturing segment revenue and consolidated net sales.
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

(thousands)	March 31, 2019	December 31, 2018
Receivables, which are included in trade receivables, net	$135,202	$74,196
Contract liabilities	$2,847	$2,642

Significant changes in the contract liabilities balance during the three months ended March 31, 2019 are as follows:

(thousands)	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(910)
Increases due to cash received, excluding amounts recognized as revenue during the period	$1,115

Transaction Price Allocated to the Remaining Performance Obligation
The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company does not have material contracts that have original expected durations of more than one year.

4.	INVENTORIES
Inventories are stated at the lower of cost (First-In, First-Out (FIFO) Method) and net realizable value and consist of the following classes:

(thousands)	March 31, 2019	December 31, 2018
Raw materials	$166,369	$164,408
Work in process	13,882	12,829
Finished goods	25,003	28,341
Less: reserve for inventory obsolescence	(7,341)	(5,354)
Total manufactured goods, net	197,913	200,224
Materials purchased for resale (distribution products)	68,876	74,914
Less: reserve for inventory obsolescence	(1,795)	(2,240)
Total materials purchased for resale (distribution products), net	67,081	72,674
Total inventories	$264,994	$272,898

5.	GOODWILL AND INTANGIBLE ASSETS
The Company acquired goodwill and intangible assets in various acquisitions in 2018 that were determined to be business combinations. No new intangible assets were acquired through business combination in the first quarter of 2019, but purchase accounting adjustments to previously reported estimated amounts were made in such quarter. See Note 6 for further details. Goodwill and intangible assets are allocated to the Company’s reporting units on the date they are initially recorded. Goodwill and indefinite-lived intangible assets are not amortized but are subject to an impairment test based on their estimated fair value performed annually (or under certain circumstances more frequently as warranted). Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist. The Company assesses finite-lived intangible assets for impairment if events or changes in circumstances indicate that the carrying value may exceed the fair value.

No impairment was recognized during the three months ended March 31, 2019 and April 1, 2018, related to goodwill, indefinite-lived intangible assets or finite-lived intangible assets.
Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2018	$235,345	$46,389	$281,734
Adjustments to prior year preliminary purchase price allocations	339	10,040	10,379
Balance - March 31, 2019	$235,684	$56,429	$292,113

Intangible Assets
Intangible assets are comprised of customer relationships, non-compete agreements, trademarks and patents. Customer relationships and non-compete agreements represent finite-lived intangible assets that have been recorded in the Manufacturing and Distribution segments along with related amortization expense. As of March 31, 2019, the remaining intangible assets balance of $370.2 million is comprised of $85.2 million of trademarks which have an indefinite life, and therefore, no amortization expense has been recorded for trademarks, and $285.0 million pertaining to customer relationships, non-compete agreements and patents which are being amortized over periods ranging from three to 19 years.

Amortization expense for the Company’s intangible assets in the aggregate was $9.0 million and $7.1 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

Intangible assets, net consist of the following as of March 31, 2019 and December 31, 2018:

(thousands)	March 31, 2019	Weighted Average Useful Life (in years)	December 31, 2018	Weighted Average Useful Life (in years)
Customer relationships	$361,308	10.1	$366,228	10.1
Non-compete agreements	17,499	5.0	19,159	4.9
Patents	1,048	9.0	1,048	8.9
Trademarks	85,178	Indefinite	82,358	Indefinite
	465,033		468,793
Less: accumulated amortization	(94,800)		(85,811)
Intangible assets, net	$370,233		$382,982

Changes in the carrying value of intangible assets for the three months ended March 31, 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2018	$304,485	$78,497	$382,982
Amortization	(7,715)	(1,274)	(8,989)
Adjustments to prior year preliminary purchase price allocations	(3,451)	(309)	(3,760)
Balance - March 31, 2019	$293,319	$76,914	$370,233

6.	ACQUISITIONS

General
The Company did not complete any acquisitions the first quarter of 2019 and completed nine acquisitions in 2018, including four acquisitions in the first quarter of 2018. Each of the 2018 acquisitions was funded through borrowings under the Company’s credit facility in effect at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within the one year measurement period.  For those acquisitions where the purchase price allocation has been noted as being provisional, the Company generally is still in the process of finalizing the fair values of acquired goodwill, intangible assets, fixed assets, and, if applicable, related deferred tax assets and liabilities. Historically, the impact of finalizing provisional purchase price allocations has not been significant.  In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the 2018 acquisitions with the exception of the acquisition of Marine Accessories Corporation which is expected to be partially deductible for income tax purposes, and the acquisition of LaSalle Bristol which is not deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the amortization periods assigned to finite-lived intangible assets.

For the first quarter ended April 1, 2018, revenue and operating income of approximately $12.6 million and $1.3 million, respectively, was included in the Company’s condensed consolidated statements of income relating to the four businesses acquired in the first three months of 2018. Acquisition-related costs in the aggregate associated with the businesses acquired in the first three months of 2018 were immaterial.

Contingent Consideration

In connection with certain 2018 and 2017 acquisitions, if certain financial targets for the acquired businesses are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments. As required, the liabilities for the contingent consideration associated with each of these acquisitions will be measured quarterly at fair value and the Company could record adjustments in future periods.

The aggregate fair value of the estimated contingent consideration payments was $9.4 million, $4.9 million of which is included in the line item "Accrued liabilities" and $4.5 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position as of March 31, 2019. The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $13.7 million in the aggregate. In the first quarter of 2019, the Company made cash payments of approximately $4.4 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.

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
IMP Holdings, LLC d/b/a Indiana Marine Products (“IMP”)
In March 2018, the Company completed the acquisition of the business and certain assets of Angola, Indiana-based IMP, a manufacturer of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market, for a net initial purchase price of $18.6 million, plus subsequent contingent consideration payments over a three-year period based on future performance. The Company recorded a fair value estimate of the contingent consideration of $7.9 million at the time of acquisition.
The results of operations for IMP are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2019. Net changes from previously reported estimated amounts as of December 31, 2018 were immaterial.

Collins & Company, Inc. (“Collins”)
In March 2018, the Company completed the acquisition of the business and certain assets of Bristol, Indiana-based Collins, a distributor of appliances, trim products, fuel systems, flooring, tile, and other related building materials primarily to the RV market as well as the housing and industrial markets, for a net purchase price of $40.0 million.
The results of operations for Collins are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2019. Changes from previously reported estimated amounts as of December 31, 2018 include a decrease to intangible assets of $3.6 million and a $3.6 million offsetting increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2019.
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
The results of operations for Dehco are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The purchase price allocation and all required purchase accounting adjustments were finalized in the first quarter of 2019. Changes from previously reported estimated amounts as of December 31, 2018 include a decrease to intangible assets of $0.3 million and a $0.3 million offsetting increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2019.
Dowco, Inc. (“Dowco”)
In May 2018, the Company completed the acquisition of Dowco, a designer and manufacturer of custom designed boat covers and bimini tops, full boat enclosures, mounting hardware, and other accessories and components for the marine market, for a net purchase price of $56.3 million, net of cash acquired. Dowco has operating facilities in Wisconsin, Missouri, Indiana, and Minnesota.
The results of operations for Dowco are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. Changes from previously reported estimated amounts as of December 31, 2018 were immaterial.
Marine Accessories Corporation (“MAC”)
In June 2018, the Company acquired 100% of the membership interests of Maryville, Tennessee-based MAC, a manufacturer, distributor and aftermarket supplier of custom tower and canvas products and other related accessories to OEMs, dealers, retailers and distributors within the marine market, as well as direct to consumers, for a net purchase price of $57.0 million, net of cash acquired.
The results of operations for MAC are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. Changes from previously reported estimated amounts as of December 31, 2018 were immaterial.
Engineered Metals and Composites, Inc. (“EMC”)
In September 2018, the Company completed the acquisition of West Columbia, South Carolina-based EMC, a designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry, for a net initial purchase price of $24.9 million, plus subsequent contingent consideration over a three-month period based on future performance. The Company recorded a preliminary fair value estimate of the contingent consideration of $2.5 million.

The results of operations for EMC are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates. Changes from previously reported estimated amounts as of December 31, 2018 include a decrease to the estimated purchase price of $0.3 million based on a final working capital adjustment resulting from an increase to accounts payable in the same amount. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2019.
LaSalle Bristol (“LaSalle”)
In November, 2018, the Company completed the acquisition of LaSalle, a distributor and manufacturer of plumbing, flooring, tile, lighting, air handling and building products for the MH, RV, and industrial markets, for a net purchase price of $51.5 million, net of cash acquired. LaSalle is headquartered in Elkhart, Indiana and operates a total of 15 manufacturing and distribution centers located in North America.
The results of operations for LaSalle are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.
After adjusting for a $1.5 million increase in the estimated purchase price reported at December 31, 2018 due to a final working capital adjustment of $1.4 million and other adjustments of $0.1 million, changes from previously reported estimated amounts as of December 31, 2018 include a $6.7 million decrease to inventory and a $6.8 million increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the first quarter of 2019.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition for the 2018 acquisitions. The purchase price allocation in each acquisition is final except as noted in the discussions above:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Total liabilities	Less: Deferred tax liability, net	Total net assets acquired
2018
MMC (1)	$1,463	$2,324	$2,085	$—	$8,540	$7,668	$827	$—	$21,253
AMC	3,942	5,623	2,321	39	6,550	1,755	2,463	—	17,767
IMP (2)	1,943	4,286	1,463	13	12,920	8,803	2,930	—	26,498
Collins	2,830	9,903	1,188	5	18,430	10,237	2,586	—	40,007
Dehco	4,771	16,923	13,755	208	13,950	6,580	3,392	—	52,795
Dowco	4,053	4,498	5,910	1,240	34,379	10,444	4,178	—	56,346
MAC	3,054	6,815	8,000	284	32,733	19,264	4,290	8,839	57,021
EMC (3)	634	1,576	2,500	—	15,750	8,074	1,115	—	27,419
LaSalle	8,888	39,318	8,500	6,548	5,885	10,497	28,128	41	51,467
Other	473	329	300	13	1,667	899	184		3,497
2018 Totals	$32,051	$91,595	$46,022	$8,350	$150,804	$84,221	$50,093	$8,880	$354,070

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

(3) Total net assets acquired for EMC reflect the preliminary estimated liability of $2.5 million pertaining to the fair value of the contingent consideration based on future performance. The actual net cash paid for the EMC acquisition of $24.9 million included $25.2 million in “Cash Flows from Investing Activities - Business Acquisitions” on the consolidated statement of cash flows for the year ended December 31, 2018 as well as a decrease of $0.3 million in “Cash Flows from Investing Activities - Business Acquisitions” on the condensed consolidated statement of cash flows for the first quarter ended March 31, 2019.
Pro Forma Information
The following pro forma information for the first quarter ended April 1, 2018 assumes the MMC, AMC, IMP, Collins, Dehco, Dowco, MAC, EMC and LaSalle acquisitions (which were completed in 2018) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2018 acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $2.9 million for the first quarter ended April 1, 2018.

First Quarter Ended
(thousands except per share data)	April 1, 2018
Revenue	$690,482
Net income	34,375
Basic net income per common share	1.39
Diluted net income per common share	1.37

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with fair value recognition provisions. The Company recorded compensation expense of $3.9 million and $3.7 million for the first quarter ended March 31, 2019 and April 1, 2018, respectively, for its stock-based compensation plans on the condensed consolidated statements of income.

The Company estimates the fair value of (i) all stock grants as of the grant date using the closing price per share of the Company’s common stock on such date, and (ii) all stock option and stock appreciation rights awards as of the grant date by applying the Black-Scholes option pricing model.

For full year 2018, the Board of Directors (the “Board”) approved various share grants under the Company’s 2009 Omnibus Incentive Plan (the “Plan”) totaling 181,808 shares in the aggregate, of which grants of 164,988 shares were approved in the first quarter of 2018.

The Board approved various share grants under the Plan in the first quarter of 2019 totaling 356,017 shares in the aggregate.

As of March 31, 2019, there was approximately $31.3 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 23.5 months.

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

Income per common share is calculated for the first quarter of 2019 and 2018 is as follows:

	First Quarter Ended
(thousands except per share data)	March 31, 2019	April 1, 2018
Net income for basic and diluted per share calculation	$20,849	$30,068
Weighted average common shares outstanding - basic	23,039	24,740
Effect of potentially dilutive securities	209	370
Weighted average common shares outstanding - diluted	23,248	25,110
Basic net income per common share	$0.90	$1.22
Diluted net income per common share	$0.90	$1.20

9.	DEBT

A summary of total debt outstanding at March 31, 2019 and December 31, 2018 is as follows:

(thousands)	March 31, 2019	December 31, 2018
Long-term debt:
Revolver	$385,000	$392,332
Term Loan	95,000	96,250
Convertible Notes	172,500	172,500
Total long-term debt	652,500	661,082
Less: Convertible Notes debt discount	(28,454)	(30,125)
Less: current maturities of long-term debt	(10,000)	(8,750)
Less: net deferred financing costs related to Term Loan	(447)	(456)
Total long-term debt, less current maturities, net	$613,599	$621,751

2018 Credit Facility
The Company entered into a Second Amended and Restated Credit Agreement, dated as of June 5, 2018, (the “2018 Credit Agreement”) by and among the Company, the Lenders party thereto, and Wells Fargo, as Administrative Agent. The 2018 Credit Agreement amended and restated the Company’s 2015 Credit Agreement.

The 2018 Credit Agreement established a credit facility comprised of an $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”). Borrowings under the 2018 Credit Agreement mature on March 17, 2022.

The 2018 Credit Agreement is secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. The 2018 Credit Agreement includes certain definitions, terms and reporting requirements and includes the following additional provisions:

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

At March 31, 2019, the Company had $95.0 million outstanding under the 2018 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2018 Revolver of $385.0 million under the LIBOR-based option. The interest rate for incremental borrowings at March 31, 2019 was the Prime Rate plus 1.00% (or 6.50%) for the Base Rate-based option, or LIBOR plus 2.00% (or 4.50%) for the LIBOR-based option. At December 31, 2018, the Company had $96.3 million outstanding under the 2018 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2018 Revolver of: (i) $388.0 million under the LIBOR-based option and (ii) $4.3 million under the Base Rate-based option. The interest rate for incremental borrowings at December 31, 2018 was the Prime Rate plus 1.00% (or 6.50%) for the Base Rate-based option, or LIBOR plus 2.00% (or 4.56%) for the LIBOR-based option. The fee payable on committed but unused portions of the 2018 Revolver was 0.25% at March 31, 2019 and December 31, 2018.

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

As of and for the March 31, 2019 reporting date, the Company was in compliance with both of these financial debt covenants as required under the terms of the 2018 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of March 31, 2019 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.46
Consolidated fixed charge coverage ratio (12-month period)	1.50	2.87

Total cash interest paid for the first quarter of 2019 and 2018 was $6.5 million and $2.9 million, respectively.

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
Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The total debt discount of $36.0 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $31.9 million, representing the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes and (ii) debt issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes beginning in the first quarter of 2018. The effective interest rate on the Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 5.25% as of March 31, 2019 and December 31, 2018. The unamortized portion of the debt discount and debt issuance costs as of March 31, 2019 was $28.5 million.
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
Interest Rate Swaps
The 2018 Credit Facility exposes the Company to risk associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps on a portion of its 2018 Credit Facility. As of March 31, 2019, the Company had a combined notional principal amount of $200.0 million of variable to fixed interest rate swap agreements, all of which were designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the 2018 Term Loan and a portion of the 2018 Revolver from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
Fair Value of Derivative Contracts

The following table summarizes the fair value of derivative contracts included in the accompanying condensed consolidated balance sheet (in thousands):

	Fair value of derivative liabilities
Derivatives accounted for as cash flow hedges	Balance sheet location	March 31, 2019	December 31, 2018
Interest rate swap agreements	Other long-term liabilities	$4,062	$2,652

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

AOCI Recognition

The following table presents the amount of gains and losses that have been recognized in accumulated other comprehensive ("AOCI") from changes in the unrealized gain on the interest rate swaps, net of tax (in thousands):

Unrealized Loss Recognized in AOCI
First Quarter Ended
March 31, 2019	April 1, 2018
$3,027	$—

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company incurs activity in AOCI for unrealized gains and losses on derivatives that qualify as hedges of cash flows, unrecognized pension costs and cumulative foreign currency translation adjustments. The activity in AOCI is as follows:

(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive income (loss) (net of tax of $356, $0 and $0)	(1,054)	—	27	(1,027)
Balance at March 31, 2019	$(3,027)	$(675)	$(5)	$(3,707)

(thousands)	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2017	$66	$—	$66
Other comprehensive income (net of tax of $0 and $0)	—	28	28
Balance at April 1, 2018	$66	$28	$94

12.	LEASES

The Company adopted the provisions of ASC 842 in January of 2019 using the modified retrospective approach as of the effective date of ASC 842 (the effective date method). Under the effective date method, financial results in periods reported prior to 2019 are unchanged.

As a result of the adoption of ASC 842, operating leases for certain warehouses, buildings, forklifts, trucks, trailers and other equipment are now recognized as right-of-use assets and corresponding short-term and long-term lease liabilities. The Company utilized a package of available practical expedients in the adoption of ASC 842, which, among them, does not require the reassessment of operating versus capital lease classification.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short term leases is included in total operating lease cost and not separately disclosed due to immateriality. Lease and non-lease components in the fixed base rent of facility and equipment leases are included as a single component and accounted for as a lease. Pursuant to ASC 842, the Company elected to use the remaining non-cancellable lease term as of January 1, 2019 in determining the lease term at the date of adoption and the corresponding incremental borrowing rate for such leases. Variable lease expense, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the quarter ended March 31, 2019 and is expected to be immaterial for 2019. Leases have remaining lease terms of one year to ten years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we would include the renewal option in the lease term used to calculate operating lease right-of-use assets and liabilities.

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

(thousands)	First Quarter Ended
March 31, 2019
Operating lease cost	$7,787

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,724

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$577

Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	March 31, 2019
Assets
Operating lease right-of-use assets	$79,868
Liabilities
Operating lease liabilities, current portion	$25,874
Long-term operating lease liabilities	54,309
Total lease liabilities	$80,183

Weighted average remaining lease term, operating leases (in years)	3.86
Weighted average discount rate, operating leases	4.01%

Maturities of lease liabilities were as follows at March 31, 2019:

(thousands)
2019 (excluding the three months ended March 31, 2019)	$21,884
2020	24,314
2021	17,542
2022	10,910
2023	6,864
Thereafter	5,211
Total lease payments	86,725
Less imputed interest	(6,542)
Total	$80,183

As of March 31, 2019, we have additional operating leases, primarily for facilities and equipment, that have not yet commenced of $1.5 million in future cash payments under the non-cancellable terms of the leases. These operating leases will commence in fiscal year 2019 with lease terms of 4 years to 7 years.

Disclosures related to periods prior to the adoption of ASC 842:

Maturities of lease liabilities were as follows at December 31, 2018:

(thousands)
2019	$29,345
2020	23,344
2021	16,165
2022	9,602
2023	5,357
Thereafter	4,883
Total	$88,696

Operating lease expense for the first quarter of 2018 was approximately $6 million.

13.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade receivables, and accounts payable approximated fair value as of March 31, 2019 and December 31, 2018 because of the relatively short maturities of these financial instruments. The carrying amounts of the 2018 Term Loan and the 2018 Revolver approximated fair value as of March 31, 2019 and December 31, 2018, respectively, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the Convertible Notes, calculated using Level 2 inputs, was approximately $154.8 million as of March 31, 2019. As discussed in Note 10, the Convertible Note Hedges Transactions and Warrant Transactions are recorded in shareholders’ equity, are not accounted for as derivatives and are presented at carrying value, which does not approximate fair value at March 31, 2019. The estimated fair value of the Company's interest rate swaps are valued using Level 2 inputs and discussed in further detail in Note 10. The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 6.

14.	INCOME TAXES

The effective tax rate in the first quarter of 2019 and 2018 was 22.3% and 19.6%, respectively. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.8 million and $2.1 million in the first quarter of 2019 and 2018, respectively.

The Company paid income taxes of $1.5 million in the first quarter of 2019 and an immaterial amount in the first quarter of 2018. Due to the timing of tax payments, the Company paid an additional $10.2 million in April 2019 (the beginning of the 2019 second fiscal quarter) and $3.7 million in April 2018 (the beginning of the 2018 second fiscal quarter).

15.	SEGMENT INFORMATION

The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

A description of the Company’s reportable segments is as follows:

Manufacturing – Products in this segment include: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components (including instrument and dash panels), wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products. The Manufacturing segment contributed approximately 70% and 79% of the Company’s net sales for the first three months ended March 31, 2019 and April 1, 2018, respectively.

Distribution – The Company distributes pre-finished wall and ceiling panels, drywall and drywall finishing products, electronics and audio systems components, appliances, wiring, electrical and plumbing products, fiber reinforced polyester products, cement siding, raw and processed lumber, interior passage doors, roofing products, laminate and ceramic flooring, tile, shower doors, furniture, fireplaces and surrounds, interior and exterior lighting products, and other miscellaneous products, in addition to providing transportation and logistics services. The Distribution segment contributed approximately 30% and 21% of the Company’s net sales for the three months ended March 31, 2019 and April 1, 2018, respectively.

The tables below present unaudited information about the sales and operating income of those segments.

First Quarter Ended March 31, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$425,684	$182,534	$608,218
Intersegment sales	7,720	1,165	8,885
Total sales	433,404	183,699	617,103
Operating income	44,437	8,291	52,728

First Quarter Ended April 1, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$435,913	$115,919	$551,832
Intersegment sales	9,369	669	10,038
Total sales	445,282	116,588	561,870
Operating income	52,923	7,290	60,213

The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	March 31, 2019	April 1, 2018
Operating income for reportable segments	$52,728	$60,213
Unallocated corporate expenses	(7,913)	(11,328)
Amortization	(8,989)	(7,127)
Consolidated operating income	$35,826	$41,758

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS

In 2018, the Board approved a new stock repurchase program for up to $50 million of its common stock as well as two additions totaling $87.9 million to this program. Approximately $30.3 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program. The Company did not repurchase any of its common stock in the first quarter of 2019. In the first quarter of 2018, the Company repurchased 221,095 of its common stock at an average price of $60.93 per share at an aggregate cost of $13.5 million.

Common Stock
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital, and retained earnings on the Company’s condensed consolidated statements of financial position.

17.	RELATED PARTY TRANSACTIONS

In the first three months of 2019, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.2 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.2 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 31, 2019 Compared to April 1, 2018

REVIEW BY BUSINESS SEGMENT
First Quarter Ended March 31, 2019 Compared to April 1, 2018
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Capital Resources
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The first quarter of 2019 reflected a continuation of planned end market diversification and the execution of our organic and strategic growth initiatives as the gap continued to widen in the first quarter of 2019 between wholesale production and retail shipments in the recreational vehicle ("RV") market. As RV dealers continued to manage inventory to return to more normalized levels, RV original equipment manufacturers ("OEMs") continued to adjust production levels, and we expect OEM production to align with retail demand once normalized inventory levels are established among the dealers. We believe that overall dealer sentiment at recent RV shows thus far in 2019 has been positive and retail traffic and sales are off to a solid start to the year.

The Company has been able to continue to increase its content per unit in all markets despite the additional headwinds related to inclement weather in many parts of the country, uncertainty regarding the near-term direction of interest rates, uncertainty around tariffs, and commodity cost volatility. Industry fundamentals and demographics within each of our end markets remain strong. In addition, we carried a higher operating cost structure compared to revenues through the first quarter of 2019 in anticipation of expected improving retail demand in all four of our primary markets as we enter the traditionally stronger spring and summer selling seasons.

Our diversified market penetration in the marine and our residential and commercial industrial markets, which we have been strategically targeting, has helped to offset wholesale shipment declines in the first quarter of 2019 in our two largest market sectors, RV and manufactured housing ("MH"). At the same time, we achieved organic revenue growth in the first quarter of 2019 and realized savings related to synergistic opportunities resulting from acquisitions we have made in the last two years.

RV Industry
The RV industry is our primary market and comprised 56% of the Company’s sales in the first quarter of 2019. Sales from the RV industry decreased 9% in the first quarter of 2019 compared to the prior year quarter.

According to the Recreation Vehicle Industry Association (“RVIA”), wholesale shipments totaled 99,976 units in the first quarter of 2019, a decline of 27% compared to 137,086 units in the first quarter of 2018. Both towable units and motorized units, which accounted for 87% and 13%, respectively, of first quarter 2019 wholesale units, were down 27% compared to the prior year quarter.

We continue to believe that the future retail demand trajectory remains positive based on new and younger buyers and the emergence of incremental repeat buyers in the channel, increased participation by millennials, the continued shift to smaller travel trailers, and overall economic conditions. In addition, used RV inventory levels remain generally low with rising prices, supporting the demand for new RVs in the long-term.

The RVIA’s latest published expectations for 2019 project wholesale unit shipments to range from approximately 445,000 units to 476,000 units, representing low-to-high-single digit percentage declines from 2018. We currently anticipate that RV dealer inventories will continue to normalize as we progress through the second quarter of 2019 and will support a return to wholesale shipment levels aligned more closely with retail demand in the latter half of the second quarter and into the third quarter of 2019.

We have continued to capture market share through our strategic acquisitions, line extensions, and the introduction of new and innovative products and have a favorable view of growth for the RV industry based on a number of factors including:

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
Marine Industry
Sales to the marine industry, which represented approximately 15% of the Company's consolidated net sales in the first quarter of 2019, increased 99% compared to the first quarter of 2018.

We anticipate that the marine market is poised to continue its recovery with the potential for a long runway of slow and steady growth as OEMs in this market continue to offer more value-added content and increased comfort and convenience on boats, consistent with the marine leisure lifestyle experience. Our marine portfolio companies are comprised of a high quality brand platform that is generating significant organic growth opportunities. The Company's combination of design, engineering, manufacturing and fabrication capabilities, along with its growing geographic footprint and comprehensive product offerings to its customers in the marine market, provides continuing opportunities for fully integrated solutions and additional content for the marine OEMs.

All indicators currently point toward another solid year in the marine industry with a growth rate in powerboat retail unit shipments for fiscal 2019 of low-to-mid-single digits based on long-term fundamental demand, aging boats in service, and the related replacement cycle, and positive consumer economic metrics.

For the first quarter of 2019, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, decreased approximately 7%, with aluminum and pontoon sales decreasing 14% and 3%, respectively, fiberglass decreasing 4%, and ski and wake sales increasing 13%. Retail sales and wholesale unit shipments in this market are seasonal and are traditionally strongest in the second and third quarters. This market continues to make a steady recovery, with single-digit annual average growth rates since 2010. Moreover, according to industry sources, the average age of boats in service is approximately 24 to 25 years compared to a 30-year estimated useful life, and approximately one million boats are expected to be retired over the next four years. The increased age of boats in service, low channel inventories, and continued positive demographics all point to anticipated growth in the marine market.

MH Industry
Sales to the MH industry, which represented 17% of the Company’s sales in the first quarter of 2019, increased 70% compared to the prior year. Based on industry data from the Manufactured Housing Institute and the Company's estimate for the month of March, MH wholesale unit shipments decreased by approximately 10% in the first quarter of 2019. Similar to the fourth quarter of 2018, manufactured housing continues to be negatively impacted by wet weather conditions in certain regions of the country where moving inventory and setting foundations and houses have been difficult. Nevertheless, demographic trends within the MH market indicate strong expected demand patterns related to first time home buyers and those looking to downsize.

The Company believes it is well-positioned to capitalize on pent up demand and the significant upside potential of the MH market in the long-term, especially given the increasing attractiveness of the single-family manufactured housing option and the combination of its nationwide geographic footprint, available capacity in current MH concentrated locations, and current content per unit levels.
Factors that may favorably impact production levels further in this industry include improving quality credit standards in the residential housing market, new jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing spread in interest rates on MH loans and mortgages on traditional residential "stick-built" housing, and any improvement in conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 12% of our consolidated sales in the first quarter of 2019 and increased 5% in the first quarter of 2019 compared to the prior year period.
Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise, commercial construction and institutional furniture markets. Single and multifamily residential housing starts declined 5% and 19%, respectively, for the first quarter of 2019, with combined new housing starts down 10% in the quarter. Interest rate increases and tariffs in the past year have created some headwinds, but potential demand remains strong given the lack of affordable housing capacity and inventories. We believe these factors present opportunities for continued pent up demand along with improving consumer credit, strong jobs and wage growth, and demographic trends related to new buyers and those looking to downsize, and are aligned well with our core housing and industrial market model.
The industrial market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by six to nine months.
Fiscal Year 2019 Outlook
The 16 acquisitions we completed in total in 2017 and 2018 continue to present organic growth opportunities and synergies to further increase market share gains, expand geographically, establish best practices across all of our brands, and service our customers at the highest level. We continue to expect a return to a more normalized pattern of RV wholesale unit production in alignment with retail demand for fiscal year 2019.
Based on its most recent forecast, the RVIA expects the percentage decline in RV wholesale unit shipments for fiscal 2019 to range from low-single digits to high-single digits compared to full year 2018 reflecting the continued recalibration of dealer inventory levels. On the retail side, the Company expects RV retail unit shipments to be in the range of flat to a low-single digit percentage decline in 2019 with potential upside based on subsiding headwinds related to interest rates, tariffs, commodity prices, consumer confidence, and equity market volatility.

In the marine market, we anticipate that the retail unit growth rate in the powerboat sector of this market will be in the range of low-to-mid single digits in 2019 based on the increasing age of boats in service, balanced channel inventories, and continued positive demographics.

On the MH side, we are currently forecasting low-to-mid single digit growth rates in wholesale unit shipments for 2019, and a low single-digit growth rate in new housing starts overall, and expect to continue to increase our content and market share in both of these market sectors beyond the general industry expectations as a result of increasing market penetration, strategic geographic expansions, and cross selling opportunities.

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
In conjunction with our organizational strategic agenda, we plan to continue to make targeted capital investments to support new business and leverage our operating platform. The current capital plan for full year 2019 includes expenditures of approximately $30 million related primarily to strategic investments in geographic expansions, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements.

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 31, 2019 Compared to First Quarter Ended April 1, 2018
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
	March 31, 2019	April 1, 2018
Net sales	100.0%	100.0%
Cost of goods sold	82.5	82.3
Gross profit	17.5	17.7
Warehouse and delivery expenses	4.0	3.1
Selling, general and administrative expenses	6.2	5.8
Amortization of intangible assets	1.5	1.3
Operating income	5.9	7.6
Interest expense, net	1.5	0.8
Income taxes	1.0	1.3
Net income	3.4	5.4

Net Sales. Net sales in the first quarter of 2019 increased $56.4 million, or 10%, to $608.2 million from $551.8 million in the first quarter of 2018. The Company's net sales increased in three of its primary markets in the first quarter of 2019 with increases of 99% in marine, 70% in MH, and 5% in industrial, partly offset by a decline of 9% in RV market sales.

The consolidated net sales increase in the first quarter of 2019 primarily reflected revenue from nine acquisitions completed in fiscal year 2018, with no acquisitions completed in the first quarter of 2019. In addition to the contributions of the 2018 acquisitions, increases in sales reflected increased penetration through geographic and product expansion efforts in the marine and MH markets. In the first quarter of 2018, we acquired Metal Moulding Corporation, Aluminum Metals Company, LLC, IMP Holdings, LLC d/b/a/ Indiana Marine Products, and Collins & Company, Inc. The revenue attributable to these four acquisitions in the first quarter of 2018 was $12.6 million.

The Company’s RV content per unit (on a trailing twelve-month basis) for the first quarter of 2019 increased approximately 30% to $3,131 from $2,414 for the first quarter of 2018. The marine content per retail unit (on a trailing twelve-month basis) for the first quarter of 2019 increased approximately 118% to an estimated $1,490 from $683 for the first quarter of 2018. MH content per unit (on a trailing twelve-month basis) for the first quarter of 2019 increased approximately 42% to an estimated $3,389 from $2,382 for the first quarter of 2018.

Cost of Goods Sold. Cost of goods sold increased $47.6 million, or 10%, to $501.7 million in the first quarter of 2019 from $454.1 million in 2018. As a percentage of net sales, cost of goods sold increased during the first quarter of 2019 to 82.5% from 82.3% in 2018.

Cost of goods sold as a percentage of net sales was impacted during the first quarter of 2019 by: (i) decreased RV revenue relative to overall fixed overhead costs; (ii) the lower distribution margin sales profile of LaSalle Bristol ("LaSalle"), which was acquired in the fourth quarter of 2018 and (iii) inventory sold in the first quarter of 2019 which reflected higher input costs incurred in the latter part of 2018 relative to the current commodities market. Part of the increase in the cost of goods sold percentage was offset by leveraging fixed costs in the marine and industrial sectors and by the Company's acquisitions over the last 18 to 24 months that have a lower cost of goods sold percentage profile. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized and distributed. The timing of the Company's pass through of input cost increases and decreases to its customers may not coincide with the period in which such costs are incurred in inventory.

Gross Profit. Gross profit increased $8.7 million, or 9%, to $106.5 million in the first quarter of 2019 from $97.8 million in 2018. As a percentage of net sales, gross profit decreased to 17.5% in the first quarter of 2019 from 17.7% in the same period in 2018. The improvement in gross profit dollars and the impact to the percentage of net sales in the first quarter of 2019 compared to 2018 reflected the impact of the factors discussed above under “Cost of Goods Sold”.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $7.0 million, or 41%, to $24.0 million in the first quarter of 2019 from $17.0 million in 2018. As a percentage of net sales, warehouse and delivery expenses were 4.0% in the first quarter of 2019 compared to 3.1% in the first quarter of 2018. The expense increase in the first quarter of 2019 compared to the prior year period was primarily attributable to increased sales volumes and to the impact of certain acquisitions completed in 2018 that had higher warehouse and delivery expenses as a percentage of net sales when compared to the consolidated percentage. In addition, the Company's shipments to the OEMs in the first quarter of 2019 were generally in lower volume, and as a result transportation costs relative to sales levels of products delivered increased as a percentage of net sales.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased $5.9 million, or 18%, to $37.7 million in the first quarter of 2019 from $31.8 million in 2018. As a percentage of net sales, SG&A expenses were 6.2% in the first quarter of 2019 compared to 5.8% in the first quarter of 2018.

The increase in SG&A expenses as a percentage of net sales in the first quarter of 2019 compared to the prior year period primarily reflected: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2019 and beyond and (iii) the impact of certain acquisitions completed in 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.9 million in the first quarter of 2019 compared to the prior year quarter, primarily reflecting the impact of businesses acquired in 2018. In the aggregate, in conjunction with the 2018 acquisitions, the Company recognized an estimated $121.9 million in certain finite-lived intangible assets that are being amortized over periods ranging from three to 10 years.

Operating Income. Operating income decreased $6.0 million, or 14%, to $35.8 million in the first quarter of 2019 from $41.8 million in 2018. As a percentage of net sales, operating income was 5.9% in the first quarter of 2019 versus 7.6% in the same period in 2018. Operating income in the first quarter of 2018 included $1.3 million attributable to the acquisitions completed in that period. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $4.6 million to $9.0 million in the first quarter of 2019 from $4.4 million in the prior year. The increase in interest expense reflects: (i) increased borrowings related to 2018 acquisitions and (ii) increases in the average interest rate on the variable rate portion of the Company's debt, which reflects increases in LIBOR in the first quarter of 2019 compared to the prior year.

Income Taxes. For the first quarter of 2019, the effective tax rate was 22.3% compared to 19.6% in the comparable 2018 period. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that were recorded as a reduction to income tax expense upon realization. Amounts recorded include $0.8 million in the first quarter of 2019 and $2.1 million in the first quarter of 2018. Excluding the impact relating to the share-based payment awards in the first quarter of 2019 and any additional impact in the remainder of 2019, and excluding the impact of one-time tax items, we anticipate our full year 2019 effective tax rate to be between 25% and 26%.

The Company's combined effective income tax rate from period to period and for the full year 2019 could further fluctuate due to: (i) refinements in federal and state income tax estimates, which are impacted by the availability of tax credits; (ii)

permanent differences impacting the effective tax rate; (iii) shifts in apportionment factors among states as a result of recent acquisition activity and other factors and (iv) the timing of the recognition of excess tax benefits related to the vesting of share-based payments awards as previously discussed.

Net Income. Net income for the first quarter of 2019 was $20.8 million, or $0.90 per diluted share, compared to $30.1 million, or $1.20 per diluted share for 2018. The changes in net income for the first quarter of 2019 reflect the impact of the items previously discussed.
REVIEW BY BUSINESS SEGMENT
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The Company’s reportable business segments are as follows:

Manufacturing – This segment includes the following: laminated products that are utilized to produce furniture, shelving, walls, countertops, and cabinet products, cabinet doors, fiberglass bath fixtures and tile systems, hardwood furniture, vinyl printing, decorative vinyl and paper laminated panels, solid surface, granite, and quartz countertop fabrication, RV painting, fabricated aluminum products, fiberglass and plastic components, softwoods lumber, custom cabinetry, polymer-based flooring, electrical systems components including instrument and dash panels, wrapped vinyl, paper and hardwood profile mouldings, interior passage doors, air handling products, slide-out trim and fascia, thermoformed shower surrounds, specialty bath and closet building products, fiberglass and plastic helm systems and components products, wiring and wire harnesses, boat covers, towers, tops and frames, aluminum fuel tanks, CNC molds and composite parts, slotwall panels and components and other products.

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

First Quarter Ended March 31, 2019 Compared to First Quarter Ended April 1, 2018
General

In the discussion that follows, sales attributable to the Company’s operating segments include intersegment sales and gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s operating segments. A reconciliation of consolidated operating income is presented in Note 15 to the Notes to Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	March 31, 2019	April 1, 2018
Sales
Manufacturing	$433,404	$445,282
Distribution	183,699	116,588
Gross Profit
Manufacturing	76,827	81,587
Distribution	28,973	17,875
Operating Income
Manufacturing	44,437	52,923
Distribution	8,291	7,290

Manufacturing

Sales. Sales decreased $11.9 million, or 3%, to $433.4 million in the first quarter of 2019 from $445.3 million in 2018. This segment accounted for approximately 70% of the Company’s consolidated net sales for the first quarter of 2019 and 79% the first quarter of 2018. The sales decrease in the first quarter of 2019 largely reflected a decrease in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry. Revenue in the first quarter of 2018 included $10.3 million related to acquisitions completed in the first three months of 2018.

Gross Profit. Gross profit decreased $4.8 million, or 6%, to $76.8 in the first quarter of 2019 from $81.6 million in the first quarter of 2018. As a percentage of sales, gross profit decreased to 17.7% in the first quarter of 2019 from 18.3% in 2018.

Gross profit decreased during the first quarter of 2019 primarily due to: (i) decreased revenue relative to overall fixed overhead costs and (ii) inventory sold in the first quarter of 2019 which reflected higher input costs incurred in the latter part of 2018 relative to the current commodities market.

Operating Income. Operating income decreased 16% to $44.4 million in the first quarter of 2019 from $52.9 million in the prior year. In addition to the gross profit decline discussed above, operating expenses increased $3.7 million in the first quarter of 2019, mostly attributed to an increase in SG&A expense due to an increase in head count. Operating income in the first quarter of 2018 included $1.2 million attributable to three manufacturing acquisitions completed in the first quarter of 2018.

Distribution

Sales. Sales increased $67.1 million, or 58%, to $183.7 million in the first quarter of 2019 from $116.6 million in 2018. This segment accounted for approximately 30% and 21%, respectively, of the Company’s consolidated net sales for the first quarter of 2019 and 2018. The sales increase in the first quarter of 2019 compared to the prior period quarter was largely attributed to the revenue contribution of the distribution business acquired during the fourth quarter of 2018. Revenue in the first quarter of 2018 included $2.3 million related to the one distribution acquisition completed in the first quarter of 2018.

Gross Profit. Gross profit increased $11.1 million to $29.0 million in the first quarter of 2019 from $17.9 million in the first quarter of 2018. As a percentage of sales, gross profit increased to 15.8% in the first quarter of 2019 from 15.3% in the first quarter of 2018, primarily reflecting the impact of acquisitions completed during 2018 which had higher margin product lines.

Operating Income. Operating income increased $1.0 million to $8.3 million in the first quarter of 2019 from $7.3 million in the prior year. Operating income in the first quarter of 2018 included $0.1 million related to the one distribution acquisition completed in that quarter. The overall net improvement in operating income in the first quarter of 2019 primarily reflects the items discussed above.

Unallocated Corporate Expenses
Unallocated corporate expenses in the first quarter of 2019 decreased $3.4 million to $7.9 million from $11.3 million in the prior year period. The decrease in unallocated corporate expenses in the first quarter of 2019 compared to the first quarter of 2018 was largely attributable to a decrease in accrued incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities increased $2.1 million to $27.9 million in the first quarter of 2019 from $25.8 million in the first quarter of 2018 primarily due to: (i) an increase in depreciation and amortization of $4.2 million; (ii) an increase in non-cash interest expense from the amortization of convertible notes debt discount of $0.4 million; (iii) an increase in stock-based compensation expense of $0.3 million; (iv) a decrease in use of cash from other operating cash flows of $1.1 million, and (vi) a decrease in the use of cash from changes in operating assets and liabilities, net of acquisitions of businesses, of $5.5 million, partially offset by a decrease in net income of $9.2 million.
Investing Activities
Net cash used in investing activities decreased $93.7 million to $9.8 million in the first quarter of 2019 from $103.5 million in the first quarter of 2018 primarily due to: (i) a decrease in cash used in business acquisitions of $94.6 million and (ii) an increase in proceeds from the sale of property, equipment and other investing activities of $1.4 million, partially offset by an increase in capital expenditures of $2.4 million.
The Company's current operating model forecasts capital expenditures for fiscal 2019 of approximately $30 million related primarily to strategic investments in geographic expansions, the strategic replacement and upgrading of production equipment to improve efficiencies and increase capacity, new process and product development, and other strategic capital and maintenance improvements.
Financing Activities
Cash flows from financing activities are one of the Company's primary sources of liquidity through borrowings, effective June 5, 2018 under a credit facility (the "2018 Credit Facility") consisting of a revolving credit loan (the "2018 Revolver") and a term loan (the "2018 Term Loan").
Net cash flows used by financing activities increased $91.5 million to $16.5 million in the first quarter of 2019 from a source of cash of $75.0 million in the first quarter of 2018 primarily due to: (i) gross proceeds of $172.5 million from the first quarter 2018 issuance of 1% Convertible Senior Notes due 2023 (the "Convertible Notes") with no comparable amount in the first quarter of 2019; (ii) a source of cash in the first quarter of 2018 of $18.1 million from the related sale of warrants with no comparable amount in the first quarter of 2019; (iii) a use of cash of $4.4 million in the first quarter of 2019 from payment of contingent consideration from a business acquisition with no comparable amount in the first quarter of 2018; and (iv) an increase in cash used for the vesting of stock-based awards, net of shares tendered for taxes of $0.6 million. Partially offsetting these items were: (i) a decrease in use of cash from net repayments under the 2018 Credit Facility of $54.2 million; (ii) a use of cash in the first quarter of 2018 of $31.5 million from the purchase of Convertible Notes hedges with no comparable amount in the first quarter of 2019; (iii) a use of cash from stock repurchases under stock buyback program of $13.5 million in the first quarter of 2018 with no comparable amount in the first quarter of 2019, and (iv) a decrease in the use of cash for deferred financing payments of $5.1 million.
See Notes 9, 10, 14 and 16 of the Notes to Condensed Consolidated Financial Statements for further information on the Company's indebtedness, derivative financial instruments, income taxes, and stock repurchases, respectively.
Summary of Liquidity and Capital Resources
The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2018 Credit Facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the 2018 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the 2018 Credit Agreement. In the first quarter of 2019, the Company was in compliance with its financial debt covenants as required under the terms of the 2018 Credit Agreement. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

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

Borrowings under the 2018 Revolver and the 2018 Term Loan, which are subject to variable rates of interest, were subject to a maximum total borrowing limit of $900.0 million (effective June 5, 2018). See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on interest rate swaps used to partially hedge variable interest rates under the 2018 Revolver and 2018 Term Loan. The unused availability under the 2018 Credit Facility as of March 31, 2019 was $419.6 million.
CRITICAL ACCOUNTING POLICIES

In the first quarter of 2019, we adopted Accounting Standards Update 2016-02, "Leases (Topic 842)". See Note 12 to the Notes to Condensed Consolidated Financial Statements for further information. There have been no other material changes to our significant accounting policies which are summarized in the MD&A and Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Factors that may affect the Company’s operations and prospects are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations under Credit Agreement
At March 31, 2019, our total debt obligations under our 2018 Credit Agreement were under LIBOR-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.8 million, assuming average borrowings, including the 2018 Term Loan, subject to variable rates of $280.0 million, which was the amount of such borrowings outstanding at March 31, 2019 subject to variable rates. The $280.0 million excludes the reclassification of deferred financing costs related to the 2018 Term Loan and $200.0 million of borrowings outstanding under the 2018 Credit Facility that are hedged at a fixed interest rate through interest rate swaps.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first three months of 2019. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 31, 2019 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 27, 2019	54,817	$36.46	—	$30,306,041
January 28 - March 3, 2019	25,246	47.64	—	30,306,041
March 4 - March 31, 2019	—	—	—	30,306,041
	80,063		—
(1) Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 16 to the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 9, 2019	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: May 9, 2019	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer