Form 10-Q
period 2019-06-30
PATRICK INDUSTRIES INC
filed 2019-08-02
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………… to ………………

Commission file number 000-03922

PATRICK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1057796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 WEST FRANKLIN STREET, P.O. Box 638
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	PATK	NASDAQ Global Select Market
As of July 19, 2019, there were 23,868,886 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$23,572	$6,895
Trade and other receivables, net	114,722	82,499
Inventories	252,646	272,898
Prepaid expenses and other	20,744	22,875
Total current assets	411,684	385,167
Property, plant and equipment, net	181,523	177,145
Operating lease right-of-use assets	82,472	—
Goodwill	301,938	281,734
Intangible assets, net	349,479	382,982
Deferred financing costs, net	3,335	3,688
Other non-current assets	482	515
TOTAL ASSETS	$1,330,913	$1,231,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$10,000	$8,750
Current operating lease liabilities	25,822	—
Accounts payable	118,147	89,803
Accrued liabilities	51,129	59,202
Total current liabilities	205,098	157,755
Long-term debt, less current maturities, net	569,844	621,751
Long-term operating lease liabilities	57,018	—
Deferred tax liabilities, net	20,843	22,699
Other long-term liabilities	19,493	20,272
TOTAL LIABILITIES	872,296	822,477
SHAREHOLDERS’ EQUITY
Common stock	166,086	161,436
Additional paid-in-capital	25,124	25,124
Accumulated other comprehensive loss	(5,732)	(2,680)
Retained earnings	273,139	224,874
TOTAL SHAREHOLDERS’ EQUITY	458,617	408,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,330,913	$1,231,231

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
NET SALES	$613,218	$604,879	$1,221,436	$1,156,711
Cost of goods sold	500,557	490,087	1,002,227	944,165
GROSS PROFIT	112,661	114,792	219,209	212,546
Operating Expenses:
Warehouse and delivery	26,270	18,723	50,311	35,751
Selling, general and administrative	32,894	33,874	70,586	65,715
Amortization of intangible assets	8,268	9,140	17,257	16,267
Total operating expenses	67,432	61,737	138,154	117,733
OPERATING INCOME	45,229	53,055	81,055	94,813
Interest expense, net	8,636	6,264	17,619	10,642
Income before income taxes	36,593	46,791	63,436	84,171
Income taxes	9,177	11,931	15,171	19,243
NET INCOME	$27,416	$34,860	$48,265	$64,928

BASIC NET INCOME PER COMMON SHARE	$1.19	$1.44	$2.09	$2.65
DILUTED NET INCOME PER COMMON SHARE	$1.18	$1.42	$2.07	$2.62

Weighted average shares outstanding - Basic	23,102	24,202	23,071	24,472
Weighted average shares outstanding - Diluted	23,316	24,515	23,282	24,812

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
NET INCOME	$27,416	$34,860	$48,265	$64,928
Other comprehensive (loss) income, net of tax:
Unrealized loss of hedge derivatives	(1,931)	—	(2,985)	—
Foreign currency translation loss	(94)	(31)	(67)	(3)
Total other comprehensive (loss)	(2,025)	(31)	(3,052)	(3)
COMPREHENSIVE INCOME	$25,391	34,829	45,213	64,925

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Second Quarter Ended June 30, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance March 31, 2019	$161,949	$25,124	$(3,707)	$245,723	$429,089
Net income	—	—	—	27,416	27,416
Other comprehensive loss, net of tax	—	—	(2,025)	—	(2,025)
Shares used to pay taxes on stock grants	(91)	—	—	—	(91)
Issuance of shares upon exercise of common stock options	3	—	—	—	3
Stock-based compensation expense	4,225	—	—	—	4,225
Balance June 30, 2019	$166,086	$25,124	$(5,732)	$273,139	$458,617

Six Months Ended June 30, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	48,265	48,265
Other comprehensive loss, net of tax	—	—	(3,052)	—	(3,052)
Shares used to pay taxes on stock grants	(3,528)	—	—	—	(3,528)
Issuance of shares upon exercise of common stock options	6	—	—	—	6
Stock-based compensation expense	8,172	—	—	—	8,172
Balance June 30, 2019	$166,086	$25,124	$(5,732)	$273,139	$458,617

Second Quarter Ended July 1, 2018
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance April 1, 2018	$162,625	$25,785	$94	$217,274	$405,778
Net income	—	—	—	34,860	34,860
Other comprehensive income, net of tax	—	—	(31)	—	(31)
Stock repurchases under buyback program	(4,605)	(233)	—	(35,777)	(40,615)
Issuance of shares upon exercise of common stock options	40	—	—	—	40
Shares used to pay taxes on stock grants	(85)	—	—	—	(85)
Stock-based compensation expense	3,673	—	—	—	3,673
Balance July 1, 2018	$161,648	$25,552	$63	$216,357	$403,620

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)
Six Months Ended July 1, 2018
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance December 31, 2017	$163,196	$8,243	$66	$199,180	$370,685
Net income	—	—	—	64,928	64,928
Other comprehensive loss, net of tax	—	—	(3)	—	(3)
Stock repurchases under buyback program	(6,029)	(305)	—	(47,751)	(54,085)
Shares used to pay taxes on stock grants	(2,928)	—	—	—	(2,928)
Issuance of shares upon exercise of common stock options	40	—	—	—	40
Stock-based compensation expense	7,369	—	—	—	7,369
Purchase of convertible notes hedges	—	(31,481)	—	—	(31,481)
Proceeds from sale of warrants	—	18,147	—	—	18,147
Equity component of convertible notes issuance	—	30,948	—	—	30,948
Balance July 1, 2018	$161,648	$25,552	$63	$216,357	$403,620

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 30, 2019	July 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,265	$64,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,247	25,439
Stock-based compensation expense	8,172	7,369
Amortization of convertible notes debt discount	3,382	2,865
Deferred income taxes	231	(1,020)
Other	(810)	(542)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(31,514)	(29,360)
Inventories	13,699	(9,578)
Prepaid expenses and other assets	2,368	5,983
Accounts payable, accrued liabilities and other	19,774	25,133
Net cash provided by operating activities	93,814	91,217
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,177)	(14,067)
Proceeds from sale of property, equipment and other investing activities	4,357	80
Business acquisitions, net of cash acquired	(1,246)	(264,436)
Net cash used in investing activities	(15,066)	(278,423)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	36,981
Term debt repayments	(3,750)	(5,191)
Borrowings on revolver	389,294	782,858
Repayments on revolver	(439,627)	(725,355)
Stock repurchases under buyback program	—	(54,085)
Proceeds from convertible notes offering	—	172,500
Purchase of convertible notes hedges	—	(31,481)
Proceeds from sale of warrants	—	18,147
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(3,303)	(2,588)
Payment of deferred financing costs	(276)	(7,269)
Payment of contingent consideration from a business acquisition	(4,416)	—
Other financing activities	7	26
Net cash (used in) provided by financing activities	(62,071)	184,543
Increase (decrease) in cash and cash equivalents	16,677	(2,663)
Cash and cash equivalents at beginning of year	6,895	2,767
Cash and cash equivalents at end of period	$23,572	$104
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 30, 2019 and December 31, 2018, and its results of operations and cash flows for the three and six months ended June 30, 2019 and July 1, 2018.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2019 ended on June 30, 2019 and the second quarter of fiscal year 2018 ended on July 1, 2018.
In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 30, 2019, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)", which requires in part that an entity recognize lease assets and lease liabilities on its statement of financial position for leases that were previously classified as operating leases under U.S. GAAP.

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

Credit Losses
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASC 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Additionally, entities will be required to disclose more information with respect to credit quality indicators, including information used to track credit quality by year of origination for most financing receivables. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. The Company does not expect that the adoption of the ASU will have a material effect on its condensed consolidated financial statements.

3.	REVENUE RECOGNITION

In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segments, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarter Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$240,677	$100,244	$340,921
Manufactured Housing	44,739	65,200	109,939
Industrial	62,823	9,534	72,357
Marine	86,036	3,965	90,001
Total	$434,275	$178,943	$613,218

	Six Months Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$475,555	$207,802	$683,357
Manufactured Housing	86,942	129,016	215,958
Industrial	123,751	17,583	141,334
Marine	173,711	7,076	180,787
Total	$859,959	$361,477	$1,221,436

	Second Quarter Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$291,783	$103,379	$395,162
Manufactured Housing	43,663	26,671	70,334
Industrial	64,785	9,776	74,561
Marine	62,731	2,091	64,822
Total	$462,962	$141,917	$604,879
`

	Six Months Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$585,008	$188,445	$773,453
Manufactured Housing	82,978	49,612	132,590
Industrial	123,461	16,795	140,256
Marine	107,427	2,985	110,412
Total	$898,874	$257,837	$1,156,711

The following table provides information about contract balances:

(thousands)	June 30, 2019	December 31, 2018
Receivables, which are included in trade receivables, net	$112,872	$74,196
Contract liabilities	$2,424	$2,642

Significant changes in the contract liabilities balance during the six months ended June 30, 2019 are as follows:

(thousands)	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(945)
Increases due to cash received, excluding amounts recognized as revenue during the period	$727

4.	INVENTORIES
Inventories consist of the following:

(thousands)	June 30, 2019	December 31, 2018
Raw materials	$161,609	$164,408
Work in process	13,521	12,829
Finished goods	25,939	28,341
Less: reserve for inventory obsolescence	(8,454)	(5,354)
Total manufactured goods, net	192,615	200,224
Materials purchased for resale (distribution products)	62,302	74,914
Less: reserve for inventory obsolescence	(2,271)	(2,240)
Total materials purchased for resale (distribution products), net	60,031	72,674
Total inventories	$252,646	$272,898

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2018	$235,345	$46,389	$281,734
Adjustments to preliminary purchase price allocations	9,190	11,014	20,204
Balance - June 30, 2019	$244,535	$57,403	$301,938

Intangible assets, net consist of the following as of June 30, 2019 and December 31, 2018:

(thousands)	June 30, 2019	Weighted Average Useful Life (in years)	December 31, 2018	Weighted Average Useful Life (in years)
Customer relationships	$337,432	10.1	$366,228	10.1
Non-compete agreements	16,855	5.0	19,159	4.9
Patents	16,338	9.0	1,048	8.9
Trademarks	81,922	Indefinite	82,358	Indefinite
	452,547		468,793
Less: accumulated amortization	(103,068)		(85,811)
Intangible assets, net	$349,479		$382,982

Changes in the carrying value of intangible assets for the six months ended June 30, 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2018	$304,485	$78,497	$382,982
Amortization	(14,375)	(2,882)	(17,257)
Adjustments to preliminary purchase price allocations	(13,622)	(2,624)	(16,246)
Balance - June 30, 2019	$276,488	$72,991	$349,479

6.	ACQUISITIONS

General
The Company completed nine acquisitions in 2018, including seven acquisitions in the first six months of 2018. No acquisitions were completed in the first six months of 2019. Each of the 2018 acquisitions was funded through borrowings under the Company’s credit facility in effect at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. For those acquisitions where the purchase price allocation has been noted as being provisional, the Company generally is still in the process of finalizing the fair values of intangible assets, fixed assets, and, if applicable, related deferred tax assets and liabilities. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.

For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired was recorded as goodwill, which represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, revenue impact, market share growth and net income. The goodwill recognized is expected to be deductible for income tax purposes for each of the acquisitions with the exception of the acquisition of Marine Accessories Corporation which is expected to be partially deductible for income tax purposes, and the acquisition of LaSalle Bristol which is not deductible for income tax purposes. Intangible asset values were estimated using income based valuation methodologies. See Note 5 for information regarding the weighted average useful lives of finite-lived intangible assets.

For the second quarter ended July 1, 2018, revenue and operating income of approximately $65.0 million and $7.2 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the businesses acquired in the first six months of 2018. The first six months of 2018 included revenue and operating income of approximately $77.6 million and $8.5 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with the businesses acquired in the second quarter and first six months of 2018 were immaterial.

Contingent Consideration

In connection with certain 2018 and 2017 acquisitions, if certain financial targets for the acquired businesses are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments. As required, the liabilities for the contingent consideration associated with each of these acquisitions will be measured quarterly at fair value.

The aggregate fair value of the estimated contingent consideration payments was $9.4 million, $4.7 million of which is included in the line item "Accrued liabilities" and $4.7 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position as of June 30, 2019. At December 31, 2018, the aggregate fair value of the estimated contingent consideration payments was $13.8 million, $4.4 million of which was included in the line item "Accrued liabilities" and $9.4 million was included in "Other long-term liabilities." The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $13.7 million in the aggregate. In the first quarter of 2019, the Company made cash payments of approximately $4.4 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.

2018 Acquisitions

Metal Moulding Corporation (“MMC”)
In February 2018, the Company completed the acquisition of the business and certain assets of Madison, Tennessee-based MMC, a manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components, for a net initial purchase price of $19.9 million, plus contingent consideration payments over a one-year period based on future performance.

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
The results of operations for Collins are included in the Company’s condensed consolidated financial statements and the Distribution operating segment from the date of acquisition. Changes from previously reported estimated amounts as of December 31, 2018 include a decrease to intangible assets of $3.6 million and a $3.6 million offsetting increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the period in which the purchase price allocation and all purchase accounting adjustments were finalized.
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
The results of operations for Dehco are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. Changes from previously reported estimated amounts as of December 31, 2018 include a decrease to intangible assets of $0.3 million and a $0.3 million offsetting increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes in the period in which the purchase price allocation and all purchase accounting adjustments were finalized.
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
The results of operations for Dowco are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. Changes from previously reported estimated amounts as of December 31, 2018 include a $2.7 million increase to property, plant and equipment and a $3.3 million increase to goodwill, offset by a $5.9 million decrease to intangible assets and a $0.1 in increase accounts payable and accrued liabilities. There was no material impact to the condensed consolidated statement of income related to these changes in the period in which the purchase price allocation and all purchase accounting adjustments were finalized.
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
The results of operations for MAC are included in the Company’s condensed consolidated financial statements and the Manufacturing and Distribution operating segments from the date of acquisition. Changes from previously reported estimated amounts as of December 31, 2018 include a $6.5 million decrease to intangible assets and a $1.0 million decrease to property, plant and equipment, offset by a decrease in deferred taxes and other liabilities of $1.1 million and an increase to goodwill of $6.4 million. There was no material impact to the condensed consolidated statement of income related to these changes in the period in which the purchase price allocation and all purchase accounting adjustments were finalized.
Engineered Metals and Composites, Inc. (“EMC”)
In September 2018, the Company completed the acquisition of West Columbia, South Carolina-based EMC, a designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry, for a net initial purchase price of $25.3 million, plus contingent consideration over a three-month period based on future performance.
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
LaSalle Bristol (“LaSalle”)
In November, 2018, the Company completed the acquisition of LaSalle, a distributor and manufacturer of plumbing, flooring, tile, lighting, air handling and building products for the MH, RV, and industrial markets, for a net purchase price of $51.1 million, net of cash acquired. LaSalle is headquartered in Elkhart, Indiana and operates a total of 15 manufacturing and distribution centers located in North America.
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
After adjusting for a $1.1 million increase in the estimated purchase price reported at December 31, 2018 due to a final working capital adjustment of $1.1 million, changes from previously reported estimated amounts as of December 31, 2018 are related primarily to a $6.7 million decrease to inventory, offset partly by a $0.7 million increase to accounts receivable, a $0.3 million increase to prepaid expenses and a $6.7 million increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition for the 2018 acquisitions:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Total liabilities	Less: Deferred tax liability, net	Total net assets acquired
2018
MMC (1)	$1,463	$2,324	$2,085	$—	$8,540	$7,668	$827	$—	$21,253
AMC	3,942	5,623	2,321	39	6,550	1,755	2,463	—	17,767
IMP (2)	1,943	4,286	1,463	13	12,920	8,803	2,930	—	26,498
Collins	2,830	9,903	1,188	5	18,430	10,237	2,586	—	40,007
Dehco	4,771	16,923	13,755	208	13,950	6,580	3,392	—	52,795
Dowco	4,053	4,498	8,566	1,240	28,435	13,732	4,178	—	56,346
MAC	3,054	6,815	7,003	284	26,190	25,669	4,226	7,767	57,022
EMC (3)	634	1,678	2,500	—	15,750	8,267	998	—	27,831
LaSalle	8,967	39,344	8,500	6,547	5,885	10,435	28,559	41	51,078
Other	473	329	300	13	1,667	899	184		3,497
2018 Totals	$32,130	$91,723	$47,681	$8,349	$138,317	$94,045	$50,343	$7,808	$354,094

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
Pro Forma Information
The following pro forma information for the second quarter and six months ended July 1, 2018 assumes the MMC, AMC, IMP, Collins, Dehco, Dowco, MAC, EMC and LaSalle acquisitions (which were completed in 2018) occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2018 acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $2.1 million and $5.0 million for the second quarter and six months ended July 1, 2018, respectively.

	Second Quarter Ended	Six Months Ended
(thousands except per share data)	July 1, 2018	July 1, 2018
Revenue	$698,185	$1,388,667
Net income	38,750	73,125
Basic net income per common share	1.60	2.99
Diluted net income per common share	1.58	2.95

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

7.	STOCK-BASED COMPENSATION

The Company recorded compensation expense of $4.3 million and $3.7 million for the second quarter ended June 30, 2019 and July 1, 2018, respectively, for its stock-based compensation plans on the condensed consolidated statements of income. For the first six months of 2019 and 2018, the Company recorded $8.2 million and $7.4 million in stock-based compensation expense, respectively.

The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan in the first six months of 2019 totaling 376,186 shares in the aggregate.

As of June 30, 2019, there was approximately $27.9 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 20.9 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share is calculated for the second quarter and six months of 2019 and 2018 is as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 30, 2019	July 1, 2018	June 30, 2019	April 1, 2018
Net income for basic and diluted per share calculation	$27,416	$34,860	$48,265	$64,928
Weighted average common shares outstanding - basic	23,102	24,202	23,071	24,472
Effect of potentially dilutive securities	214	313	211	340
Weighted average common shares outstanding - diluted	23,316	24,515	23,282	24,812
Basic net income per common share	$1.19	$1.44	$2.09	$2.65
Diluted net income per common share	$1.18	$1.42	$2.07	$2.62

9.	DEBT

A summary of total debt outstanding at June 30, 2019 and December 31, 2018 is as follows:

(thousands)	June 30, 2019	December 31, 2018
Long-term debt:
Revolver	$342,000	$392,332
Term Loan	92,500	96,250
Convertible Notes	172,500	172,500
Total long-term debt	607,000	661,082
Less: Convertible Notes debt discount	(26,744)	(30,125)
Less: current maturities of long-term debt	(10,000)	(8,750)
Less: net deferred financing costs related to Term Loan	(412)	(456)
Total long-term debt, less current maturities, net	$569,844	$621,751

2018 Credit Facility
See Note 9 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K regarding the Company's $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”). There have been no material changes to the terms of the 2018 Credit Facility during the six month period ended June 30, 2019.

At June 30, 2019, the Company had $92.5 million outstanding under the 2018 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2018 Revolver of $342.0 million under the LIBOR-based option. The interest rate for incremental borrowings at June 30, 2019 was LIBOR plus 2.00% (or 4.44%) for the LIBOR-based option. The fee payable on committed but unused portions of the 2018 Revolver was 0.25% at June 30, 2019.

Total cash interest paid for the second quarter of 2019 and 2018 was $6.3 million and $2.7 million, respectively, and $12.8 million and $5.6 million for the comparative six month periods, respectively.
Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). See Note 9 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for further information. The effective interest rate on the Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 5.25% as of June 30, 2019 and December 31, 2018. The unamortized portion of the debt discount and debt issuance costs as of June 30, 2019 and December 31, 2018 was $26.7 million and $30.1 million, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
Convertible Note Hedge Transactions and Warrant Transactions
In January 2018, in connection with the Convertible Notes offering, the Company entered into privately negotiated convertible note hedge transactions (together, the “Convertible Note Hedge Transactions”) with each of Bank of America, N.A. and Wells Fargo Bank, National Association (together, the “Hedge Counterparties”), pursuant to which the Company acquired options to purchase the same number of shares of its common stock initially underlying the Convertible Notes. See Note 10 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for information regarding the Convertible Note Hedge Transactions.
At the same time, the Company also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with each of the Hedge Counterparties, pursuant to which the Company sold warrants to purchase the same number of shares of the Company’s common stock initially underlying the Convertible Notes. See Note 10 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for further information. There have been no material changes to the terms of the Convertible Note Hedge Transactions or the Warrant Transactions during the six month period ended June 30, 2019.
As these transactions meet certain accounting criteria, the Convertible Note Hedges Transactions and Warrant Transactions are recorded in shareholders’ equity and are not accounted for as derivatives.
Interest Rate Swaps
The 2018 Credit Facility exposes the Company to risk associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps on a portion of its 2018 Credit Facility. As of June 30, 2019, the Company had a combined notional principal amount of $200.0 million of variable to fixed interest rate swap agreements, all of which were designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the 2018 Term Loan and a portion of the 2018 Revolver from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.

Fair Value of Derivative Contracts

The following table summarizes the fair value of derivative contracts included in the accompanying condensed consolidated balance sheets (in thousands):

	Fair value of derivative liabilities
Derivatives accounted for as cash flow hedges	Balance sheet location	June 30, 2019	December 31, 2018
Interest rate swap agreements	Other long-term liabilities	$6,652	$2,652

The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, which are classified as Level 2 in the fair value hierarchy.

See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company recognized other comprehensive income (loss) for unrealized gains and losses on derivatives that qualify as hedges of cash flows, unrecognized pension costs and cumulative foreign currency translation adjustments. The activity in AOCI is as follows:

Second Quarter Ended June 30, 2019
(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at March 31, 2019	$(3,027)	$(675)	$(5)	$(3,707)
Other comprehensive loss (net of tax of $659, $0 and $0)	(1,931)	—	(94)	(2,025)
Balance at June 30, 2019	$(4,958)	$(675)	$(99)	$(5,732)

Six Months Ended June 30, 2019
(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive loss (net of tax of $1,015, $0 and $0)	(2,985)	—	(67)	(3,052)
Balance at June 30, 2019	$(4,958)	$(675)	$(99)	$(5,732)

Second Quarter Ended July 1, 2018
(thousands)	Defined Benefit Pension	Foreign Currency Items	Total
Balance at April 1, 2018	$66	28	$94
Other comprehensive loss (net of tax of $0 and $0)	—	(31)	(31)
Balance at July 1, 2018	$66	$(3)	$63

Six Months ended July 1, 2018
(thousands)	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2017	$66	$—	$66
Other comprehensive loss (net of tax of $0 and $0)	—	(3)	(3)
Balance at July 1, 2018	$66	$(3)	$63

Reclassification adjustments out of accumulated other comprehensive income (loss) were immaterial for all periods presented.

12.	LEASES

The Company adopted the provisions of ASC 842 on January 1, 2019 using the modified retrospective approach as of the effective date of ASC 842 (the effective date method). Under the effective date method, financial results in periods reported prior to 2019 are unchanged.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short term leases is immaterial. Lease and non-lease components in the fixed base rent of facility and equipment leases are included as a single component and accounted for as a lease. Pursuant to ASC 842, the Company elected to use the remaining non-cancellable lease term as of January 1, 2019 in determining the lease term at the date of adoption and the corresponding incremental borrowing rate for such leases. Variable lease expense, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the quarter and six months ended June 30, 2019. Leases have remaining lease terms of one year to ten years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

(thousands)	Second Quarter Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$7,901	$15,688

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,875	$13,599

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,668	$9,245

Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	June 30, 2019
Assets
Operating lease right-of-use assets	$82,472
Liabilities
Operating lease liabilities, current portion	$25,822
Long-term operating lease liabilities	57,018
Total lease liabilities	$82,840

Weighted average remaining lease term, operating leases (in years)	4.13
Weighted average discount rate, operating leases	3.98%

Maturities of lease liabilities were as follows at June 30, 2019:

(thousands)
2019 (excluding the six months ended June 30, 2019)	$15,033
2020	25,583
2021	19,254
2022	12,547
2023	8,184
Thereafter	9,465
Total lease payments	90,066
Less imputed interest	(7,226)
Total	$82,840

Disclosures related to periods prior to the adoption of ASC 842:

Maturities of lease liabilities were as follows at December 31, 2018:

(thousands)
2019	$29,345
2020	23,344
2021	16,165
2022	9,602
2023	5,357
Thereafter	4,883
Total	$88,696

13.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, valued using level 1 inputs, approximated fair value as of June 30, 2019 and December 31, 2018 because of the relatively short maturities of these financial instruments. The carrying amounts of the 2018 Term Loan and the 2018 Revolver, valued using level 2 inputs, approximated fair value as of June 30, 2019 and December 31, 2018, respectively, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the Convertible Notes, calculated using Level 2 inputs, was approximately $156.4 million and $130.3 million as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Company's interest rate swaps are valued using Level 2 inputs and discussed in further detail in Note 10. The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 6.

14.	INCOME TAXES

The effective tax rate in the second quarter of 2019 and 2018 was 25.1% and 25.5%, respectively, and the effective tax rate for the comparable six month periods was 23.9% and 22.9%, respectively. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.1 million and $0.1 million in the second quarter of 2019 and 2018, respectively, and $0.9 million and $2.2 million for the comparable six month 2019 and 2018 periods, respectively.

The Company paid income taxes of $21.1 million and $15.4 million in the second quarter of 2019 and 2018, respectively, and $22.6 million and $15.4 million in the first six months of 2019 and 2018, respectively.

15.	SEGMENT INFORMATION

The Company has two reportable segments, Manufacturing and Distribution, which are those based on its method of internal reporting, which segregates its businesses by product category and production/distribution process.

The tables below present unaudited information about the sales and operating income of those segments.

Second Quarter Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$434,275	$178,943	$613,218
Intersegment sales	8,331	1,118	9,449
Total sales	442,606	180,061	622,667
Operating income	48,787	10,800	59,587

Second Quarter Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$462,962	$141,917	$604,879
Intersegment sales	9,912	1,075	10,987
Total sales	472,874	142,992	615,866
Operating income	64,989	10,196	75,185

Six Months Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$859,959	$361,477	$1,221,436
Intersegment sales	16,051	2,283	18,334
Total sales	876,010	363,760	1,239,770
Operating income	93,224	19,091	112,315

Six Months Ended July 1, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$898,874	$257,837	$1,156,711
Intersegment sales	19,282	1,743	21,025
Total sales	918,156	259,580	1,177,736
Operating income	117,912	17,486	135,398

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating income for reportable segments	$59,587	$75,185	112,315	135,398
Unallocated corporate expenses	(6,090)	(12,990)	(14,003)	(24,318)
Amortization	(8,268)	(9,140)	(17,257)	(16,267)
Consolidated operating income	$45,229	$53,055	$81,055	$94,813

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS

In 2018, the Board approved a new stock repurchase program for up to $50 million of its common stock as well as two additions totaling $87.9 million to this program. Approximately $30.3 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program. The Company did not repurchase any of its common stock in the second quarter and first six months of 2019. In the second quarter of 2018, the Company repurchased 714,600 shares of its common stock at an average price of $56.83 per share at an aggregate cost of $40.6 million. In the first six months of 2018, the Company repurchased 935,695 shares of its common stock at an average price of $57.80 per share at an aggregate cost of $54.1 million.

17.	RELATED PARTY TRANSACTIONS

In the first six months of 2019, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.5 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.4 million of RV component products to DNA Enterprises, Inc. ("DNA"). Walter E. Wells' son serves as the President of DNA. Walter E. Wells retired from Patrick's Board on May 15, 2019.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 30, 2019 Compared to 2018
Use of Financial Metrics

REVIEW BY BUSINESS SEGMENT
Second Quarter and Six Months Ended June 30, 2019 Compared to 2018
Unallocated Corporate Expenses

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Summary
The second quarter and first six months of 2019 reflected the impact of planned end market diversification and the execution of our organic growth, strategic and operational initiatives. The gap between wholesale production and retail shipments in the recreational vehicle ("RV") market continued to increase in the second quarter of 2019, as wholesale unit shipments decreased at double-digit rates while retail shipments declined at single-digit rates. As RV dealers continued to align inventory levels with retail demand, RV original equipment manufacturers ("OEMs") continued to adjust production levels, and we expect OEM production to align with retail demand once dealer inventory levels are aligned with retail demand. We believe that overall dealer sentiment at recent RV shows thus far in 2019 has been positive and retail traffic and sales are progressing well during the year.

The Company has been able to continue to increase its content per unit in all markets despite the additional headwinds related to inclement weather in many parts of the country, uncertainty regarding the near-term direction of interest rates, uncertainty around tariffs, and commodity cost volatility. Industry fundamentals and demographics within each of our end markets remain strong. In addition, we carried a higher operating cost structure compared to revenues through the second quarter and first six months of 2019 in anticipation of expected improving retail demand in all four of our primary markets and in order to be in a position to respond quickly to anticipated increased demand levels as the RV dealer inventories reach equilibrium.

Our diversified market penetration in the marine and our residential and commercial industrial markets, which we have been strategically targeting, has helped to offset wholesale shipment declines in the second quarter and first half of 2019 in our two largest market sectors, RV and manufactured housing ("MH"). At the same time, we achieved organic revenue growth in the first six months of 2019 and realized savings related to synergistic opportunities resulting from acquisitions we have made in the last two years.

RV Industry
The RV industry is our primary market and comprised 56% of the Company’s sales in both the second quarter and first six months of 2019. Sales from the RV industry decreased 14% and 12% in the second quarter and first six months of 2019, respectively, compared to the prior year periods.

According to the Recreation Vehicle Industry Association (“RVIA”), wholesale shipments totaled 116,605 units in the second quarter of 2019, a decline of 13% compared to 134,502 units in the second quarter of 2018. Towable units and motorized units, which accounted for 89% and 11%, respectively, of second quarter 2019 wholesale units, were down 13% and 18% compared to the prior year quarter. Wholesale unit shipments in the first six months of 2019 decreased 20% versus the prior year period.

We continue to believe that the future retail demand trajectory remains positive based on new and younger buyers and the emergence of incremental repeat buyers in the channel, increased participation by millennials, the continued shift to smaller travel trailers, and overall economic conditions. In addition, used RV inventory levels remain low with rising prices, supporting the demand for new RVs in the long-term.

The RVIA’s latest published expectations for 2019 project wholesale unit shipments to range from approximately 396,000 units to 431,000 units, representing a decline in the range of 11% to 18% from 2018. We currently anticipate that RV dealer inventories, currently at their lowest level in five years, will continue to normalize as we progress through the third quarter of 2019 and will support a return to wholesale shipment levels aligned more closely with retail demand in the third quarter of 2019 and final six months of 2019.

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
Marine Industry
Sales to the marine industry, which represented approximately 14% and 15% of the Company's consolidated net sales in the second quarter and first six months of 2019, respectively, increased 39% and 64% compared to the second quarter and first six months of 2018, respectively.

For the second quarter and first six months of 2019, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, decreased approximately 6% and 7%, respectively, with aluminum fishing decreasing 13% and 14% in the second quarter and first six months of 2019, respectively, pontoon sales decreasing 4% and 5%, respectively, fiberglass decreasing 3% and 4%, respectively, and ski and wake sales increasing 1% and 2%, respectively.

Adverse weather and flooding in certain regions of the country impacted marine retail shipments in the first half of 2019, particularly in the pontoon and aluminum fishing categories. Despite this impact, we believe there is long-term fundamental positive demand supported by consumer economic metrics, aging boats in service and the related replacement cycle. According to industry sources, the average age of boats in service is approximately 24 to 25 years compared to a 30-year estimated useful life, and approximately one million boats are expected to be retired over the next four years.

Indicators currently point towards a depletion in the final six months of 2019 of dealer inventory accumulation that was a result of the adverse weather in the first half of 2019. Factoring in the impact of weather in the first half of 2019, we expect an overall decline in powerboat retail unit shipments for 2019 of mid-single digits.

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

MH Industry
Sales to the MH industry, which represented 18% of the Company’s sales in the second quarter and first six months of 2019, increased 56% and 63% compared to the respective prior year periods. Based on industry data from the Manufactured Housing Institute and the Company's estimate for the month of June, MH wholesale unit shipments decreased by approximately 3% and 8% in the second quarter and first six months of 2019, respectively. Similar to the fourth quarter of 2018 and the first quarter of 2019, manufactured housing continues to be negatively impacted by wet weather conditions in certain regions of the country where moving inventory and setting foundations and houses have been difficult. Nevertheless, demographic trends within the MH market indicate strong expected demand patterns related to first time home buyers and those looking to downsize.

The Company believes it is well-positioned to capitalize on pent up demand and the significant upside potential of the MH market in the long-term, especially given the increasing attractiveness of the single-family manufactured housing option and the combination of its nationwide geographic footprint, available capacity in current MH concentrated locations, and current content per unit levels.
Factors that may favorably impact production levels further in this industry include improving quality credit standards in the residential housing market, new jobs growth, consumer confidence, favorable changes in financing regulations, a narrowing spread in interest rates on MH loans and mortgages on traditional residential "stick-built" housing and improvement in conditions in the asset-backed securities markets for manufactured housing loans.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 12% and 11% of our consolidated sales in the second quarter and first six months of 2019 and decreased 3% in the second quarter of 2019 and increased 1% in the first six months of 2019 compared to the prior year periods.
Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. Single family housing starts declined 6% in the second quarter of 2019, while multifamily residential starts increased 16% for the same period. Combined new housing starts decreased less than 1% in the second quarter of 2019 compared to the prior year quarter. For the first six months of 2019, single family housing starts decreased 5%, while multifamily housing starts decreased 1%, with combined housing starts decreasing 4%. Interest rate increases and tariffs in the past year have created some headwinds, but potential demand remains strong given the lack of affordable housing capacity and inventories. We believe these factors present opportunities for continued pent up demand along with improving consumer credit and strong jobs and wage growth. In addition, demographic trends related to new buyers and those looking to downsize are aligned well with our core housing and industrial market model.
The industrial market is primarily impacted by macroeconomic conditions and more specifically, conditions in the residential housing market. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets. The Company believes there is a direct correlation between the demand for its products in the residential housing market and new residential housing construction and remodeling activities. Sales to the industrial market generally lag new residential housing starts by four to six months.

Fiscal Year 2019 Outlook
The 16 acquisitions we completed in 2017 and 2018 continue to present organic growth opportunities and synergies to further increase market share gains, expand geographically, establish best practices across all of our brands, and service our customers at the highest level. We continue to expect a return to a more normalized pattern of RV wholesale unit production in alignment with retail demand for the latter half of fiscal year 2019.
Based on its most recent forecast, the RVIA expects the percentage decline in RV wholesale unit shipments for fiscal 2019 to range from 11% to 18% compared to full year 2018, reflecting the continued recalibration of dealer inventory levels. On the retail side, the Company expects RV retail unit shipments to exhibit a mid-single digit percentage decline in 2019 with potential upside based on subsiding headwinds related to interest rates, tariffs, and commodity prices.

In the marine market, we anticipate that a retail unit decline in the powerboat sector of this market will be mid-single digits in 2019 mostly attributed to the effect of inclement weather, but believe there is overall positive momentum based on the increasing age of boats in service and continued positive demographics as OEMs position themselves for the expected strong 2020 model season.

On the MH side, we are currently forecasting low-to-mid single digit growth rates in wholesale unit shipments for 2019, and a low-single digit growth rate in new housing starts overall, and expect to continue to increase our content and market share in both of these market sectors beyond the general industry expectations as a result of increasing market penetration, strategic geographic expansions, and cross selling opportunities.

Our team remains focused on strategic acquisitions in our existing, similar or complementary businesses, expanding operations in targeted regional territories, capturing market share and increasing our per unit content, keeping costs aligned with revenue over the intermediate term, maximizing operating efficiencies, focusing on strategic capital expenditures to achieve cost reductions, labor efficiencies and increased capacity, talent management, engagement and retention, and the execution of our organizational strategic agenda.
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

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 30, 2019 Compared to 2018
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.6	81.0	82.1	81.6
Gross profit	18.4	19.0	17.9	18.4
Warehouse and delivery expenses	4.3	3.1	4.1	3.1
Selling, general and administrative expenses	5.4	5.6	5.8	5.7
Amortization of intangible assets	1.3	1.5	1.4	1.4
Operating income	7.4	8.8	6.6	8.2
Interest expense, net	1.4	1.0	1.4	0.9
Income taxes	1.5	2.0	1.2	1.7
Net income	4.5	5.8	4.0	5.6

Net Sales. Net sales in the second quarter of 2019 increased $8.3 million, or 1%, to $613.2 million from $604.9 million in the second quarter of 2018. The Company's net sales increased in two of its primary markets in the second quarter of 2019 with increases of 39% in marine and 56% in MH, partly offset by a decline of 3% in industrial and 14% in RV market sales.

Net sales in the first six months of 2019 increased $64.7 million, or 6% to $1,221.4 million from $1,156.7 million in the prior year period. The Company's net sales increased in three of its primary markets in the first six months of 2019 with increases of 64% in marine, 63% in MH and 1% in industrial, partly offset by a decline of 12% in RV market sales.

The consolidated net sales increase in the second quarter of 2019 primarily reflected revenue from nine acquisitions completed in fiscal year 2018. In addition to the contributions of the 2018 acquisitions, increases in sales reflected increased penetration through geographic and product expansion efforts in the marine and MH markets.

Revenue attributable to acquisitions completed in first six months of 2018 was $65.0 million and $77.6 million for the second quarter and first six months of 2018, respectively.

The Company’s RV content per unit (on a trailing twelve-month basis) for the second quarter of 2019 increased approximately 19% to $3,135 from $2,639 for the second quarter of 2018. The marine content per retail unit (on a trailing twelve-month basis) for the second quarter of 2019 increased approximately 93% to an estimated $1,655 from $856 for the second quarter of 2018. MH content per unit (on a trailing twelve-month basis) for the second quarter of 2019 increased approximately 54% to an estimated $3,884 from $2,520 for the second quarter of 2018.

Cost of Goods Sold. Cost of goods sold increased $10.5 million, or 2%, to $500.6 million in the second quarter of 2019 from $490.1 million in 2018. As a percentage of net sales, cost of goods sold increased during the second quarter of 2019 to 81.6% from 81.0% in 2018. For the first six months of 2019, cost of goods sold increased $58.1 million, or 6%, to $1,002.3 million from $944.2 million in 2018. As a percentage of net sales, cost of goods sold increased during the first six months of 2019 to 82.1% from 81.6% in 2018.

Cost of goods sold as a percentage of net sales was impacted during the second quarter and first six months of 2019 by: (i) decreased RV revenue relative to overall fixed overhead costs; (ii) the lower margin profile of LaSalle Bristol ("LaSalle"), which was acquired in the fourth quarter of 2018 and (iii) inventory sold in the second quarter and first six months of 2019 which reflected higher operating overhead and input costs incurred in the latter part of 2018 relative to the current commodities market. Part of the increase in the cost of goods sold percentage was offset by leveraging fixed costs in the marine and industrial sectors and by the Company's acquisitions over the last 18 to 24 months that have a higher margin profile. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products. The timing of the Company's pass through of input cost increases and decreases to its customers may not coincide with the period in which such costs are incurred in inventory.
Gross Profit. Gross profit decreased $2.1 million, or 2%, to $112.7 million in the second quarter of 2019 from $114.8 million in 2018. For the first six months of 2019, gross profit increased $6.7 million, or 3% to $219.2 million from $212.5 million in 2018. As a percentage of net sales, gross profit decreased to 18.4% in the second quarter of 2019 from 19.0% in the same period in 2018 and decreased to 17.9% for the first six months of 2019 from 18.4% in the same period in 2018. The changes in gross profit as a percentage of sales in the second quarter and first six months of 2019 compared to the same periods in 2018 reflect the impact of the factors discussed above under “Cost of Goods Sold”.

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

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $7.6 million, or 40%, to $26.3 million in the second quarter of 2019 from $18.7 million in 2018. For the first six months in 2019, warehouse and delivery expenses increased $14.5 million, or 41%, to $50.3 million from $35.8 million in 2018. As a percentage of net sales, warehouse and delivery expenses were 4.3% in the second quarter of 2019 compared to 3.1% in the second quarter of 2018 and 4.1% in the first six months of 2019 compared to 3.1% the first six months of 2018. The expense increase in the second quarter and first six months of 2019 compared to the prior year periods was primarily attributable to increased sales volumes and to the impact of certain acquisitions completed in 2018 that had higher warehouse and delivery expenses as a percentage of net sales when compared to the consolidated percentage. In addition, the Company's shipments to the OEMs in the second quarter and first six months of 2019 were generally lower volume and higher frequency, and as a result transportation costs relative to sales levels of products delivered increased as a percentage of net sales.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses decreased $1.0 million, or 3%, to $32.9 million in the second quarter of 2019 from $33.9 million in 2018. For the first six months of 2019, SG&A expenses increased $4.9 million, or 7%, to $70.6 million from $65.7 million in 2018. As a percentage of net sales, SG&A expenses were 5.4% in the second quarter of 2019 compared to 5.6% in the second quarter of 2018 and 5.8% in the first six months of 2019 compared to 5.7% in 2018.

The decrease in SG&A expenses in the second quarter of 2019 compared to 2018 is primarily due to a decrease in incentive compensation and sales commissions as well as a decrease in professional service fees. SG&A expense in the first six months of 2019 also reflected these two factors, which were offset by: (i) the impact of additional headcount and administrative expenses associated with recent acquisitions; (ii) the additional investment in and costs related to an expansion of certain leadership roles to support our continued strategic growth plans in 2019 and beyond; (iii) the impact of certain acquisitions completed in 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage and (iv) the Company's decision to maintain a higher operating cost structure compared to revenues through the second quarter and first six months of 2019 in anticipation of expected improving retail demand in all four of our primary markets.

Amortization of Intangible Assets. Amortization of intangible assets decreased $0.9 million, or 10%, in the second quarter of 2019 compared to the prior year quarter, and increased $1.0 million, or 6%, in the first six months of 2019 compared to the prior year period. The decrease in the second quarter of 2019 compared to the prior year period was primarily the result of final purchase accounting adjustments to intangible assets and the impact to associated amortization expense in the second quarter of 2019. The increase in amortization expense in the first six months of 2019 compared to the prior year period primarily reflects the impact of businesses acquired in 2018, partly offset by the purchase accounting adjustments discussed above.

Operating Income. Operating income decreased $7.9 million, or 15%, to $45.2 million in the second quarter of 2019 from $53.1 million in 2018. For the first six months of 2019, operating income decreased $13.7 million, or 15%, to $81.1 million from $94.8 million in the prior year period. As a percentage of net sales, operating income was 7.4% in the second quarter of 2019 versus 8.8% in the same period in 2018 and 6.6% for the first six months of 2019 versus 8.2% in the prior year period. Operating income in the second quarter and the first six months of 2018 included $7.2 million and $8.5 million, respectively, attributable to acquisitions completed in the first six months of 2018. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $2.3 million, or 38%, to $8.6 million in the second quarter of 2019 from $6.3 million in the prior year. For the first six months of 2019, interest expense increased $7.0 million, or 66%, to $17.6 million from $10.6 million in the prior year period. The increase in interest expense reflects: (i) increased borrowings related to 2018 acquisitions and (ii) increases in the average interest rate on the variable rate portion of the Company's debt, which reflects increases in LIBOR in the second quarter and first six months of 2019 compared to the prior year periods.

Income Taxes. Income tax expense decreased $2.7 million, or 23%, to $9.2 million from $11.9 million in the prior year period. For the first six months of 2019, income tax expense decreased $4.0 million, or 21%, to $15.2 million from $19.2 million in the prior year period. For the second quarter of 2019, the effective tax rate was 25.1% compared to 25.5% in the comparable 2018 period. For the first six months of 2019, the effective tax rate was 23.9% compared to 22.9% for the prior year period. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that were recorded as a reduction to income tax expense upon realization. Amounts recorded include $0.1 million in the second quarter of 2019 and $0.1 million in the second quarter of 2018 and $0.9 million and $2.2 million for the comparable six month 2019 and 2018 periods, respectively. We anticipate our full year 2019 effective tax rate to be between 24% and 25%. Excluding the impact relating to the share-based payment awards and excluding the impact of one-time tax items, we anticipate our full year 2019 effective tax rate to be between 25% and 26%, which is a non-GAAP metric. The 1% difference between the GAAP and non-GAAP effective tax rate is mostly attributable to the impact of share-based payment awards.

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

Net Income. Net income for the second quarter of 2019 was $27.4 million, or $1.18 per diluted share, compared to $34.9 million, or $1.42 per diluted share for 2018. For the first six months of 2019, net income was $48.3 million, or $2.07 per diluted share, compared to $64.9 million, or $2.62 per diluted share. The changes in net income for the second quarter and first six months of 2019 compared to prior year periods reflect the impact of the items previously discussed.
Use of Financial Metrics
Our MD&A includes financial metrics, such as RV, marine and MH content per unit, which we believe are important measures of the Company's business performance. These metrics should not be considered alternatives to GAAP. Our computations of content per unit may differ from similarly titled measures used by others. You should not consider these metrics in isolation or as substitutes for an analysis of our results as reported under GAAP.

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

Second Quarter and Six Months Ended June 30, 2019 Compared to 2018
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

	Second Quarter Ended		Six Months Ended
(thousands)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Sales
Manufacturing	$442,606	$472,874	$876,010	$918,156
Distribution	180,061	142,992	363,760	259,580
Gross Profit
Manufacturing	80,700	95,222	157,527	176,809
Distribution	30,800	23,820	59,773	41,694
Operating Income
Manufacturing	48,787	64,989	93,224	117,912
Distribution	10,800	10,196	19,091	17,486

Manufacturing

Sales. Sales decreased $30.3 million, or 6%, to $442.6 million in the second quarter of 2019 from $472.9 million in 2018. For the first six months of 2019, sales decreased $42.2 million, or 5%, to $876.0 million from $918.2 million in the prior year period. This segment accounted for approximately 71% and 70% of the Company’s consolidated net sales for the second quarter and first six months of 2019 and 77% and 78% for the second quarter and first six months of 2018. The sales decrease in the second quarter and first six months of 2019 largely reflected a decrease in wholesale unit shipments in the RV and MH industries and in retail shipments in the marine industry.

Revenue in the second quarter and first six months of 2018 included $36.9 million and $47.2 related to acquisitions completed in the first six months of 2018.

Gross Profit. Gross profit decreased $14.5 million, or 15%, to $80.7 million in the second quarter of 2019 from $95.2 million in the second quarter of 2018. For the first six months of 2019, gross profit decreased $19.3 million, or 11%, to $157.5 million from $176.8 million in 2018. As a percentage of sales, gross profit decreased to 18.2% in the second quarter of 2019 from 20.1% in 2018 and decreased to 18.0% in the first six months of 2019 from 19.3% in 2018.

Gross profit decreased during the second quarter and first six months of 2019 primarily due to: (i) decreased revenue relative to overall fixed overhead costs and (ii) inventory sold in the second quarter of 2019 which reflected higher input costs incurred in the latter part of 2018 relative to the current commodities market.

Operating Income. Operating income decreased $16.2 million, or 25%, to $48.8 million in the second quarter of 2019 from $65.0 million in the prior year. For the first six months of 2019, operating income decreased $24.7 million, or 21%, to $93.2 million from $117.9 million in 2018. The overall decrease in operating income in the second quarter and first six months of 2019 primarily reflects the items discussed above.

Operating income in the second quarter and first six months of 2018 included $4.7 million and $5.9 million, respectively, attributable to acquisitions completed in the first six months of 2018.

Distribution

Sales. Sales increased $37.1 million, or 26%, to $180.1 million in the second quarter of 2019 from $143.0 million in 2018. For the first six months of 2019, sales increased $104.2 million, or 40%, to $363.8 million from $259.6 million in 2018. This segment accounted for approximately 29% and 30%, respectively, of the Company’s consolidated net sales for the second quarter and first six months of 2019, and 23% and 22% for the second quarter and first six months of 2018. The sales increase in the second quarter and six months of 2019 compared to the prior year periods was largely attributed to the revenue contribution of LaSalle, which was acquired during the fourth quarter of 2018. Revenue in the second quarter and first six months of 2018 included $28.1 million and $30.4 million, respectively, related to acquisitions completed in the first six months of 2018.

Gross Profit. Gross profit increased $7.0 million, or 29%, to $30.8 million in the second quarter of 2019 from $23.8 million in the second quarter of 2018. For the first six months of 2019, gross profit increased $18.1 million, or 43%, to $59.8 million from $41.7 million in 2018. As a percentage of sales, gross profit increased to 17.1% in the second quarter of 2019 from 16.7% in the second quarter of 2018 and increased to 16.4% for the first six months of 2019 from 16.1% for the first six months of 2018, primarily reflecting the impact of acquisitions completed during 2018 which had higher margin product lines.

Operating Income. Operating income increased $0.6 million, or 6%, to $10.8 million in the second quarter of 2019 from $10.2 million in the prior year. For the first six months of 2019, operating income increased $1.6 million, or 9%, to $19.1 million from $17.5 million for the first six months of 2018. Operating income in the second quarter and first six months of 2018 included $2.5 million and $2.6 million, respectively, related to distribution acquisitions completed in the first six months of 2018. The overall net improvement in operating income in the second quarter and first six months of 2019 primarily reflects the items discussed above.

Unallocated Corporate Expenses
Unallocated corporate expenses in the second quarter of 2019 decreased $6.9 million to $6.1 million from $13.0 million in the prior year period, and for the first six months of 2019 decreased $10.3 million to $14.0 million from $24.3 in 2018. The decrease in unallocated corporate expenses in both the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 was largely attributable to a decrease in incentive compensation as well as a decrease in professional costs.
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $2.6 million to $93.8 million in the first six months of 2019 from $91.2 million in the first six months of 2018 primarily due to: (i) an increase in depreciation and amortization of $4.8 million; (ii)

an increase in non-cash interest expense from the amortization of convertible notes debt discount of $0.5 million; (iii) an increase in stock-based compensation expense of $0.8 million; (iv) a decrease in use of cash from other operating cash flows of $1.1 million and (vi) a decrease in the use of cash from changes in operating assets and liabilities, net of acquisitions of businesses of $12.1 million, partially offset by a decrease in net income of $16.7 million.
Investing Activities
Net cash used in investing activities decreased $263.4 million to $15.1 million in the first six months of 2019 from $278.4 million in the first six months of 2018 primarily due to: (i) a decrease in cash used in business acquisitions of $263.2 million and (ii) an increase in proceeds from the sale of property, equipment and other investing activities of $4.3 million, partially offset by an increase in capital expenditures of $4.1 million.
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
Net cash flows used by financing activities increased $246.6 million to $62.1 million in the first six months of 2019 from a source of cash of $184.5 million in the first six months of 2018 primarily due to: (i) gross proceeds of $172.5 million from the second quarter 2018 issuance of 1% Convertible Senior Notes due 2023 (the "Convertible Notes") with no comparable amount in the first six months of 2019; (ii) a source of cash in the first six months of 2018 of $18.1 million from the related sale of warrants with no comparable amount in the first six months of 2019; (iii) an increase in use of cash from net repayments under the 2018 Credit Facility of $143.5 million; (iv) a use of cash of $4.4 million in the first six months of 2019 from payment of contingent consideration from a business acquisition with no comparable amount in the first six months of 2018 and (v) an increase in cash used for the vesting of stock-based awards, net of shares tendered for taxes of $0.7 million. Partially offsetting these items were: (i) a use of cash in the first six months of 2018 of $31.5 million from the purchase of Convertible Notes hedges with no comparable amount in the first six months of 2019; (ii) a use of cash from stock repurchases under stock buyback program of $54.1 million in the first six months of 2018 with no comparable amount in the first six months of 2019 and (iii) a decrease in the use of cash for deferred financing payments of $7.0 million.
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

As of and for the June 30, 2019 reporting date, the Company was in compliance with its financial debt covenants as required under the terms of the 2018 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of June 30, 2019 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	3.00	2.46
Consolidated fixed charge coverage ratio (12-month period)	1.50	3.18

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

Borrowings under the 2018 Revolver and the 2018 Term Loan, which are subject to variable rates of interest, are subject to a maximum total borrowing limit of $900.0 million (effective June 5, 2018). See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on interest rate swaps used to partially hedge variable interest rates under the 2018 Revolver and 2018 Term Loan. The unused availability under the 2018 Credit Facility as of June 30, 2019 was $477.7 million.
CRITICAL ACCOUNTING POLICIES

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

Debt Obligations under Credit Agreement
At June 30, 2019, our total debt obligations under our 2018 Credit Agreement were under LIBOR-based interest rates. A 100 basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $2.3 million, assuming average borrowings, including the 2018 Term Loan, subject to variable rates of $234.5 million, which was the amount of such borrowings outstanding at June 30, 2019 subject to variable rates. The $234.5 million excludes deferred financing costs related to the 2018 Term Loan and $200.0 million of borrowings outstanding under the 2018 Credit Facility that are hedged at a fixed interest rate through interest rate swaps.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first six months of 2019. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 30, 2019 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1- April 28, 2019	829	$49.00	—	$30,306,041
April 29 - June 2, 2019	927	43.11	—	30,306,041
June 3 - June 30, 2019	—	—	—	30,306,041
	1,756		—
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 2, 2019	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: August 2, 2019	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer