Form 10-Q
period 2019-09-29
PATRICK INDUSTRIES INC
filed 2019-11-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 29, 2019
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
As of October 25, 2019, there were 23,764,458 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	September 29, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$116,712	$6,895
Trade and other receivables, net	129,837	82,499
Inventories	262,558	272,898
Prepaid expenses and other	18,897	22,875
Total current assets	528,004	385,167
Property, plant and equipment, net	179,884	177,145
Operating lease right-of-use assets	81,064	—
Goodwill	308,358	281,734
Intangible assets, net	350,216	382,982
Deferred financing costs, net	3,130	3,688
Other non-current assets	474	515
TOTAL ASSETS	$1,451,130	$1,231,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$5,000	$8,750
Current operating lease liabilities	25,990	—
Accounts payable	117,862	89,803
Accrued liabilities	53,423	59,202
Total current liabilities	202,275	157,755
Long-term debt, less current maturities, net	670,928	621,751
Long-term operating lease liabilities	55,553	—
Deferred tax liabilities, net	19,735	22,699
Other long-term liabilities	22,701	20,272
TOTAL LIABILITIES	971,192	822,477
SHAREHOLDERS’ EQUITY
Common stock	169,220	161,436
Additional paid-in-capital	25,020	25,124
Accumulated other comprehensive loss	(5,953)	(2,680)
Retained earnings	291,651	224,874
TOTAL SHAREHOLDERS’ EQUITY	479,938	408,754
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,451,130	$1,231,231

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
NET SALES	$566,186	$575,139	$1,787,622	$1,731,850
Cost of goods sold	461,851	468,484	1,464,078	1,412,649
GROSS PROFIT	104,335	106,655	323,544	319,201
Operating Expenses:
Warehouse and delivery	23,917	19,789	74,228	55,540
Selling, general and administrative	33,817	33,284	104,403	98,999
Amortization of intangible assets	9,191	8,873	26,448	25,140
Total operating expenses	66,925	61,946	205,079	179,679
OPERATING INCOME	37,410	44,709	118,465	139,522
Interest expense, net	8,603	7,338	26,222	17,980
Income before income taxes	28,807	37,371	92,243	121,542
Income taxes	7,490	9,437	22,661	28,680
NET INCOME	$21,317	$27,934	$69,582	$92,862

BASIC NET INCOME PER COMMON SHARE	$0.92	$1.17	$3.02	$3.82
DILUTED NET INCOME PER COMMON SHARE	$0.92	$1.15	$2.99	$3.77

Weighted average shares outstanding – Basic	23,076	23,894	23,073	24,279
Weighted average shares outstanding – Diluted	23,273	24,232	23,279	24,619

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
NET INCOME	$21,317	$27,934	$69,582	$92,862
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of hedge derivatives	(240)	80	(3,225)	80
Foreign currency translation gain (loss)	19	(28)	(48)	(31)
Total other comprehensive (loss) gain	(221)	52	(3,273)	49
COMPREHENSIVE INCOME	$21,096	$27,986	$66,309	$92,911

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Third Quarter Ended September 29, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance June 30, 2019	$166,086	$25,124	$(5,732)	$273,139	$458,617
Net income	—	—	—	21,317	21,317
Other comprehensive loss, net of tax	—	—	(221)	—	(221)
Share repurchases under buyback program	(674)	(104)	—	(2,805)	(3,583)
Shares used to pay taxes on stock grants	(59)	—	—	—	(59)
Stock-based compensation expense	3,867	—	—	—	3,867
Balance September 29, 2019	$169,220	$25,020	$(5,953)	$291,651	$479,938

Nine Months Ended September 29, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	69,582	69,582
Other comprehensive loss, net of tax	—	—	(3,273)	—	(3,273)
Share repurchases under buyback program	(674)	(104)	—	(2,805)	(3,583)
Shares used to pay taxes on stock grants	(3,587)	—	—	—	(3,587)
Issuance of shares upon exercise of common stock options	6	—	—	—	6
Stock-based compensation expense	12,039	—	—	—	12,039
Balance September 29, 2019	$169,220	$25,020	$(5,953)	$291,651	$479,938

Third Quarter Ended September 30, 2018
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance July 1, 2018	$161,648	$25,552	$63	$216,357	$403,620
Net income	—	—	—	27,934	27,934
Other comprehensive income, net of tax	—	—	52	—	52
Stock repurchases under buyback program	(2,237)	(113)	—	(18,593)	(20,943)
Issuance of shares upon exercise of common stock options	(37)	—	—	—	(37)
Shares used to pay taxes on stock grants	9	—	—	—	9
Stock-based compensation expense	3,542	—	—	—	3,542
Equity component of convertible notes issuance	—	41	—	—	41
Balance September 30, 2018	$162,925	$25,480	$115	$225,698	$414,218

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)
Nine Months Ended September 30, 2018
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance December 31, 2017	$163,196	$8,243	$66	$199,180	$370,685
Net income	—	—	—	92,862	92,862
Other comprehensive loss, net of tax	—	—	49	—	49
Stock repurchases under buyback program	(8,266)	(418)	—	(66,344)	(75,028)
Issuance of shares upon exercise of common stock options	3	—	—	—	3
Shares used to pay taxes on stock grants	(2,919)	—	—	—	(2,919)
Stock-based compensation expense	10,911	—	—	—	10,911
Purchase of convertible notes hedges	—	(31,481)	—	—	(31,481)
Proceeds from sale of warrants	—	18,147	—	—	18,147
Equity component of convertible notes issuance	—	30,989	—	—	30,989
Balance September 30, 2018	$162,925	$25,480	$115	$225,698	$414,218

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,582	$92,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,449	39,893
Stock-based compensation expense	12,039	10,911
Amortization of convertible notes debt discount	5,123	4,495
Deferred income taxes	(794)	(1,088)
Other	235	(2,739)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(44,359)	(29,295)
Inventories	9,084	(13,238)
Prepaid expenses and other assets	4,319	4,299
Accounts payable, accrued liabilities and other	20,355	21,313
Net cash provided by operating activities	122,033	127,413
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,227)	(26,073)
Proceeds from sale of property, equipment and other investing activities	4,509	5,125
Business acquisitions, net of cash acquired	(22,350)	(290,052)
Net cash used in investing activities	(40,068)	(311,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	7,500	36,981
Term debt repayments	(3,750)	(6,441)
Borrowings on revolver	648,460	954,535
Repayments on revolver	(905,792)	(877,931)
Stock repurchases under buyback program	(3,583)	(75,028)
Proceeds from issuance of senior notes	300,000	—
Proceeds from convertible notes offering	—	172,500
Purchase of convertible notes hedges	—	(31,481)
Proceeds from sale of warrants	—	18,147
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(3,359)	(2,659)
Payment of deferred financing costs	(7,214)	(7,485)
Payment of contingent consideration from a business acquisition	(4,416)	—
Other financing activities	6	(12)
Net cash provided by financing activities	27,852	181,126
Increase (decrease) in cash and cash equivalents	109,817	(2,461)
Cash and cash equivalents at beginning of year	6,895	2,767
Cash and cash equivalents at end of period	$116,712	$306
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 29, 2019 and December 31, 2018, and its results of operations for the three and nine months ended September 29, 2019 and September 30, 2018 and cash flows for the nine months ended September 29, 2019 and September 30, 2018.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 2 to Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The December 31, 2018 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 29, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2019 ended on September 29, 2019 and the third quarter of fiscal year 2018 ended on September 30, 2018.
In preparation of Patrick’s condensed consolidated financial statements as of and for the three and nine months ended September 29, 2019, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

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

The Company adopted ASC 842 effective January 1, 2019, and recorded approximately $80 million in lease right-of-use assets and corresponding lease liabilities, with no material impact on the condensed consolidated statement of shareholders' equity, income, comprehensive income or cash flows. See Note 12 for further information.

Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This ASU simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill and its carrying value. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new accounting standard, which will depend on the outcomes of future goodwill impairment tests.

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

In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segments, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarter Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$218,706	$91,313	$310,019
Manufactured Housing	44,159	64,959	109,118
Industrial	64,541	7,566	72,107
Marine	72,306	2,636	74,942
Total	$399,712	$166,474	$566,186

	Nine Months Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$694,261	$299,115	$993,376
Manufactured Housing	131,101	193,975	325,076
Industrial	188,292	25,149	213,441
Marine	246,017	9,712	255,729
Total	$1,259,671	$527,951	$1,787,622

	Third Quarter Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$262,936	$91,637	$354,573
Manufactured Housing	41,428	26,334	67,762
Industrial	63,429	8,906	72,335
Marine	77,421	3,048	80,469
Total	$445,214	$129,925	$575,139
`

	Nine Months Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$847,944	$280,082	$1,128,026
Manufactured Housing	124,406	75,946	200,352
Industrial	186,890	25,701	212,591
Marine	184,848	6,033	190,881
Total	$1,344,088	$387,762	$1,731,850

The following table provides information about contract balances:

(thousands)	September 29, 2019	December 31, 2018
Receivables, which are included in trade and other receivables, net	$128,672	$74,196
Contract liabilities	$2,692	$2,642

Significant changes in the contract liabilities balance during the nine months ended September 29, 2019 are as follows:

(thousands)	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$(1,006)
Increases due to cash received, excluding amounts recognized as revenue during the period	$1,056

4.	INVENTORIES
Inventories consist of the following:

(thousands)	September 29, 2019	December 31, 2018
Raw materials	$172,775	$164,408
Work in process	14,235	12,829
Finished goods	25,403	28,341
Less: reserve for inventory obsolescence	(10,258)	(5,354)
Total manufactured goods, net	202,155	200,224
Materials purchased for resale (distribution products)	62,616	74,914
Less: reserve for inventory obsolescence	(2,213)	(2,240)
Total materials purchased for resale (distribution products), net	60,403	72,674
Total inventories	$262,558	$272,898

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the nine months ended September 29, 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2018	$235,345	$46,389	$281,734
Acquisitions	7,177	—	7,177
Adjustments to preliminary purchase price allocations	8,428	11,019	19,447
Balance - September 29, 2019	$250,950	$57,408	$308,358

Intangible assets, net consist of the following as of September 29, 2019 and December 31, 2018:

(thousands)	September 29, 2019	Weighted Average Useful Life (in years)	December 31, 2018	Weighted Average Useful Life (in years)
Customer relationships	$348,947	10.1	$366,228	10.1
Non-compete agreements	16,405	4.9	19,159	4.9
Patents	16,338	14.6	1,048	8.9
Trademarks	80,786	Indefinite	82,358	Indefinite
	462,476		468,793
Less: accumulated amortization	(112,260)		(85,811)
Intangible assets, net	$350,216		$382,982

Changes in the carrying value of intangible assets for the nine months ended September 29, 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2018	$304,485	$78,497	$382,982
Acquisitions	8,329	—	8,329
Amortization	(21,808)	(4,640)	(26,448)
Adjustments to preliminary purchase price allocations	(12,023)	(2,624)	(14,647)
Balance - September 29, 2019	$278,983	$71,233	$350,216

6.	ACQUISITIONS

General
In addition to the acquisitions completed in 2018 as discussed below, the Company completed two acquisitions in the first nine months of 2019. For the third quarter and first nine months ended September 29, 2019, revenue and operating income included in the Company's condensed consolidated statements of income related to the 2019 acquisitions were immaterial. For the third quarter ended September 30, 2018, revenue and operating income of approximately $82.4 million and $8.8 million, respectively, were included in the Company’s condensed consolidated statements of income relating to the businesses acquired in the first nine months of 2018. The first nine months of 2018 included revenue and operating income of approximately $160.0 million and $17.3 million, respectively, related to these acquisitions. Acquisition-related costs in the aggregate associated with the businesses acquired in the first nine months of 2019 and 2018 were immaterial.

Contingent Consideration
In connection with certain acquisitions, if certain financial targets for the acquired businesses are achieved, the Company will be required to pay additional cash consideration. The Company has recorded a liability for the fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments. As required, the liabilities for the contingent consideration associated with each of these acquisitions will be remeasured quarterly at fair value.

As of September 29, 2019, the aggregate fair value of the estimated contingent consideration payments was $12.0 million, $4.5 million of which is included in the line item "Accrued liabilities" and $7.5 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position. At December 31, 2018, the aggregate fair value of the estimated contingent consideration payments was $13.8 million, $4.4 million of which was included in the line item "Accrued liabilities" and $9.4 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $17.2 million in the aggregate. In the first quarter of 2019, the Company made cash payments of approximately $4.4 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.

2019 Acquisitions
The Company completed two acquisitions in the third quarter and first nine months ended September 29, 2019, including the previously announced acquisition of G.G. Schmitt & Sons, Inc. ("G.G. Schmitt"), a Sarasota, Florida-based designer and manufacturer of customized hardware and structural components for the marine industry. The total initial consideration for these acquisitions was $21.1 million, plus subsequent contingent consideration payments over a one-year period based on future performance in connection with the acquisition of G.G. Schmitt. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its fair value estimates.

The results of operations for these acquisitions are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from their respective dates of acquisition.

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
The results of operations for Dowco are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. Changes from previously reported estimated amounts as of December 31, 2018 include a $2.7 million increase to property, plant and equipment and a $3.3 million increase to goodwill, offset by a $5.9 million decrease to intangible assets and a $0.1 million increase in accounts payable and accrued liabilities. There was no material impact to the condensed consolidated statement of income related to these changes in the period in which the purchase price allocation and all purchase accounting adjustments were finalized.

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
Engineered Metals and Composites, Inc. (“EMC”)
In September 2018, the Company completed the acquisition of the business and certain assets of West Columbia, South Carolina-based EMC, a designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry, for a net initial purchase price of $25.3 million, plus contingent consideration over a three-month period based on future performance.
The results of operations for EMC are included in the Company’s condensed consolidated financial statements and the Manufacturing operating segment from the date of acquisition. After adjusting for a $0.1 million increase to the estimated purchase price reported at December 31, 2018 due to a final working capital adjustment of $0.1 million, changes from previously reported estimated amounts as of December 31, 2018 include an increase to intangible assets of $1.6 million, an increase to inventory of $0.1 million, a decrease to property, plant and equipment of $0.8 million, a decrease to goodwill of $0.6 million and an increase to accounts payable of $0.2 million. There was no material impact to the condensed consolidated statement of income related to these changes in the period in which the purchase price allocation and all purchase accounting adjustments were finalized.
LaSalle Bristol (“LaSalle”)
In November 2018, the Company completed the acquisition of LaSalle, a distributor and manufacturer of plumbing, flooring, tile, lighting, air handling and building products for the MH, RV, and industrial markets, for a net purchase price of $51.1 million, net of cash acquired. LaSalle is headquartered in Elkhart, Indiana and operates a total of 15 manufacturing and distribution centers located in North America.
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
After adjusting for a $1.1 million increase in the estimated purchase price reported at December 31, 2018 due to a final working capital adjustment of $1.1 million, changes from previously reported estimated amounts as of December 31, 2018 are related primarily to a $6.7 million decrease to inventory, offset partly by a $0.8 million increase to accounts receivable, a $0.3 million increase to prepaid expenses and a $6.7 million increase to goodwill. There was no material impact to the condensed consolidated statement of income related to these changes.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition for the 2019 and 2018 acquisitions:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Total liabilities	Less: Deferred tax liability, net	Total net assets acquired

2019 (1)	$2,245	$5,296	$1,650	$133	$8,329	$7,177	$1,135	$—	$23,695

2018
MMC (2)	$1,463	$2,324	$2,085	$—	$8,540	$7,668	$827	$—	$21,253
AMC	3,942	5,623	2,321	39	6,550	1,755	2,463	—	17,767
IMP (3)	1,943	4,286	1,463	13	12,920	8,803	2,930	—	26,498
Collins	2,830	9,903	1,188	5	18,430	10,237	2,586	—	40,007
Dehco	4,771	16,923	13,755	208	13,950	6,580	3,392	—	52,795
Dowco	4,053	4,498	8,566	1,240	28,435	13,732	4,178	—	56,346
MAC	3,054	6,815	7,003	284	26,190	25,669	4,226	7,767	57,022
EMC (4)	623	1,678	1,684	—	17,350	7,483	987	—	27,831
LaSalle	9,002	39,344	8,500	6,547	5,885	10,441	28,601	41	51,077
Other	473	329	280	13	1,667	919	195	—	3,486
2018 Totals	$32,154	$91,723	$46,845	$8,349	$139,917	$93,287	$50,385	$7,808	$354,082

(1) Total net assets acquired for the 2019 acquisitions reflect the preliminary estimated liability of $2.6 million pertaining to the fair value of contingent consideration based on future performance relating to the acquisition of G.G. Schmitt.
(2) Total net assets acquired for MMC reflect the preliminary estimated liability of $1.4 million pertaining to the fair value of the contingent consideration based on future performance.
(3) Total net assets acquired for IMP reflect the preliminary estimated liability of $7.9 million pertaining to the fair value of the contingent consideration based on future performance.
(4) Total net assets acquired for EMC reflect the preliminary estimated liability of $2.5 million pertaining to the fair value of the contingent consideration based on future performance.
Pro Forma Information
The following pro forma information for the third quarter and first nine months ended September 29, 2019 and September 30, 2018 assumes the 2019 and 2018 acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2019 and 2018 acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.2 million and $0.5 million for the third quarter and nine months ended September 29, 2019, respectively, and $0.7 million and $5.7 million for the third quarter and nine months ended September 30, 2018, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$571,734	$660,873	$1,806,933	$2,049,540
Net income	21,346	30,377	70,067	103,502
Basic net income per common share	0.93	1.27	3.04	4.26
Diluted net income per common share	0.92	1.25	3.01	4.20

The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION

The Company recorded expense of $3.8 million and $3.5 million for the third quarter ended September 29, 2019 and September 30, 2018, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. For the first nine months of 2019 and 2018, the Company recorded $12.0 million and $10.9 million in stock-based compensation expense, respectively.

The Board approved various share grants under the Company’s 2009 Omnibus Incentive Plan in the first nine months of 2019 totaling 376,186 shares in the aggregate.

As of September 29, 2019, there was approximately $23.8 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 18.0 months.

8.	NET INCOME PER COMMON SHARE

Net income per common share calculated for the third quarter and nine months of 2019 and 2018 is as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net income for basic and diluted per share calculation	$21,317	$27,934	$69,582	$92,862
Weighted average common shares outstanding - basic	23,076	23,894	23,073	24,279
Effect of potentially dilutive securities	197	338	206	340
Weighted average common shares outstanding - diluted	23,273	24,232	23,279	24,619
Basic net income per common share	$0.92	$1.17	$3.02	$3.82
Diluted net income per common share	$0.92	$1.15	$2.99	$3.77

9.	DEBT

A summary of total debt outstanding at September 29, 2019 and December 31, 2018 is as follows:

(thousands)	September 29, 2019	December 31, 2018
Long-term debt:
Revolver	$135,000	$392,332
Term Loan	100,000	96,250
Senior Notes	300,000	—
Convertible Notes	172,500	172,500
Total long-term debt	707,500	661,082
Less: Convertible Notes debt discount, net	(25,023)	(30,125)
Less: Senior Notes deferred financing costs, net	(5,979)	—
Less: current maturities of long-term debt	(5,000)	(8,750)
Less: Term Loan deferred financing costs, net	(570)	(456)
Total long-term debt, less current maturities, net	$670,928	$621,751

Senior Notes
On September 17, 2019, the Company issued $300 million aggregate principal amount of 7.50% Senior Notes due 2027 (the “Senior Notes”). The Senior Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were offered under Rule 144A under the Securities Act. The Senior Notes will mature on October 15, 2027. Interest on the Senior Notes will accrue from September 17, 2019 and is payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2020. The effective interest rate on the Senior Notes, which includes debt issuance costs, was 7.83%. In connection with the issuance of the Senior Notes, the Company incurred and capitalized as a reduction of the principal amount of the Senior Notes approximately $6.0 million in deferred financing costs which will be amortized using the effective interest rate over the term of the Senior Notes.

The Senior Notes are senior unsecured indebtedness of the Company and are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2019 Credit Facility (as defined herein). The Company may redeem the Senior Notes, in whole or in part, at any time (a) prior to October 15, 2022, at a price equal to 100% of the principal amount thereof, plus the applicable premium described in the associated indenture and accrued and unpaid interest and (b) on or after October 15, 2022 at specified redemption prices set forth in the indenture, plus accrued and unpaid interest. In addition, prior to October 15, 2022, the Company may redeem, in one or more transactions, up to an aggregate of 40% of the original principal amount of the Senior Notes at a redemption price equal to 107.5% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings. If the Company experiences specific kinds of changes of control, the Company must offer to repurchase all of the Senior Notes (unless otherwise redeemed) at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest.
2019 Credit Facility
Simultaneously with the issuance of the Senior Notes, the Company entered into the Third Amended and Restated Credit Agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement amended and extended the Company’s 2018 Credit Agreement (as defined herein) and consists of a $550 million senior secured revolver (the “2019 Revolver”) and a $100 million senior secured term loan (the “2019 Term Loan” and together with the 2019 Revolver, the “2019 Credit Facility”). The maturity date for borrowings under the 2019 Credit Agreement is September 17, 2024. Upon the satisfaction of certain conditions, and obtaining incremental commitments from its lenders, the Company may be able to increase the borrowing capacity of the 2019 Credit Facility by up to $250 million.

Borrowings under the 2019 Credit Facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the 2019 Credit Agreement:

•
The 2019 Term Loan is due in consecutive quarterly installments in the following amounts: (i) beginning September 30, 2019, through and including June 30, 2021, $1,250,000 and (ii) beginning September 30, 2021, and each quarter thereafter, $2,500,000, with the remaining balance due at maturity;

•
The interest rates for borrowings under the 2019 Revolver and the 2019 Term Loan are the Prime Rate or LIBOR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for LIBOR loans depending on the Company’s consolidated total leverage ratio, as defined below. The Company is required to pay fees on unused but committed portions of the 2019 Revolver, which range from 0.15% to 0.225%; and

•
Covenants include requirements as to a maximum consolidated total net leverage ratio (4.00:1.00, increasing to 4.50:1.00 in certain circumstances in connection with Company acquisitions) and a minimum consolidated fixed charge coverage ratio (1.50 :1.00) that are tested on a quarterly basis, a minimum liquidity requirement applicable during the six-month period preceding the maturity of the Convertible Notes (as defined herein), and other customary covenants.

At September 29, 2019, the Company had $100.0 million outstanding under the 2019 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2019 Revolver of $135.0 million under the LIBOR-based option. The interest rate for incremental borrowings at September 29, 2019 was LIBOR plus 1.5% (or 3.54%) for the LIBOR-based option. The fee payable on committed but unused portions of the 2019 Revolver was 0.20% at September 29, 2019.

Total cash interest paid for the third quarter of 2019 and 2018 was $6.9 million and $6.6 million, respectively, and $19.7 million and $12.2 million for the comparative nine month periods, respectively.
2018 Credit Facility
See Note 9 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K regarding the Company's previous credit agreement (the "2018 Credit Agreement") which established an $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”). The 2018 Credit Agreement was amended by the 2019 Credit Agreement on September 17, 2019 as discussed above. The Company recorded a $0.7 million loss on extinguishment of debt in the third quarter of 2019 in connection with the replacement of the 2018 Credit Facility with the 2019 Credit Facility.
Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). See Note 9 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for further information. The effective interest rate on the Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 5.25% as of September 29, 2019 and December 31, 2018. The unamortized portion of the debt discount and debt issuance costs as of September 29, 2019 and December 31, 2018 was $25.0 million and $30.1 million, respectively.

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
At the same time, the Company also entered into separate, privately negotiated warrant transactions (the “Warrant Transactions”) with each of the Hedge Counterparties, pursuant to which the Company sold warrants to purchase the same number of shares of its common stock initially underlying the Convertible Notes. See Note 10 of the Notes to Consolidated Financial Statements section of the Fiscal 2018 Form 10-K for further information regarding the Warrant Transactions.

There have been no material changes to the terms of the Convertible Note Hedge Transactions or the Warrant Transactions during the nine month period ended September 29, 2019.
As these transactions meet certain accounting criteria, the Convertible Note Hedges Transactions and Warrant Transactions are recorded in shareholders’ equity and are not accounted for as derivatives.
Interest Rate Swaps
The 2019 Credit Facility exposes the Company to risk associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps on a portion of its 2018 Credit Facility, now amended by the 2019 Credit Facility. As of September 29, 2019, the Company had a combined notional principal amount of $200.0 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the 2019 Term Loan and a portion of the 2019 Revolver from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
Fair Value of Derivative Contracts

The following table summarizes the fair value of derivative contracts included in the condensed statement of financial position (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	September 29, 2019	December 31, 2018
Interest rate swaps	Other long-term liabilities	$6,974	$2,652

The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, which are classified as Level 2 in the fair value hierarchy.

See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on derivatives that qualify as hedges of cash flows, unrecognized pension-related costs and cumulative foreign currency translation adjustments. The activity in accumulated other comprehensive loss during the three and nine months ended September 29, 2019 and September 30, 2018 was as follows:

Third Quarter Ended September 29, 2019
(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at June 30, 2019	$(4,958)	$(675)	$(99)	$(5,732)
Other comprehensive income (loss) (net of tax of $83, $0 and $0)	(240)	—	19	(221)
Balance at September 29, 2019	$(5,198)	$(675)	$(80)	$(5,953)

Nine Months Ended September 29, 2019
(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive loss (net of tax of $1,098, $0 and $0)	(3,225)	—	(48)	(3,273)
Balance at September 29, 2019	$(5,198)	$(675)	$(80)	$(5,953)

Third Quarter Ended September 30, 2018
(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at July 1, 2018	$—	$66	$(3)	$63
Other comprehensive income (loss) (net of tax of $28, $0 and $0)	80	—	(28)	52
Balance at September 30, 2018	$80	$66	$(31)	$115

Nine Months Ended September 30, 2018
(thousands)	Cash Flow Hedges	Defined Benefit Pension	Foreign Currency Items	Total
Balance at December 31, 2017	$—	$66	$—	$66
Other comprehensive income (loss) (net of tax of $28, $0 and $0)	80	—	(31)	49
Balance at September 30, 2018	$80	$66	$(31)	$115

Reclassification adjustments out of accumulated other comprehensive loss were immaterial for all periods presented.

12.	LEASES

As discussed in Note 2, the Company adopted the provisions of ASC 842 on January 1, 2019 using the modified retrospective approach as of the effective date of ASC 842 (the effective date method). Under the effective date method, financial results in periods reported prior to 2019 are unchanged.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short term leases is immaterial. Lease and non-lease components in the fixed base rent of facility and equipment leases are included as a single component and accounted for as a lease. Pursuant to ASC 842, the Company elected to use the remaining non-cancellable lease term as of January 1, 2019 in determining the lease term at the date of adoption and the corresponding incremental borrowing rate for such leases. Variable lease expense, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the third quarter and nine months ended September 29, 2019. Leases have remaining lease terms of one year to eleven years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

(thousands)	Third Quarter Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Operating lease cost	$7,848	$23,536

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,946	$20,545

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,522	$14,767

Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	September 29, 2019
Assets
Operating lease right-of-use assets	$81,064
Liabilities
Operating lease liabilities, current portion	$25,990
Long-term operating lease liabilities	55,553
Total lease liabilities	$81,543

Weighted average remaining lease term, operating leases (in years)	4.04
Weighted average discount rate, operating leases	3.83%

Maturities of lease liabilities were as follows at September 29, 2019:

(thousands)
2019 (excluding the nine months ended September 29, 2019)	$8,150
2020	26,916
2021	20,512
2022	13,556
2023	8,954
Thereafter	10,158
Total lease payments	88,246
Less imputed interest	(6,703)
Total	$81,543

Disclosures related to periods prior to the adoption of ASC 842:

Maturities of lease liabilities were as follows at December 31, 2018:

(thousands)
2019	$29,345
2020	23,344
2021	16,165
2022	9,602
2023	5,357
Thereafter	4,883
Total	$88,696

13.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market, are reported on the condensed consolidated statements of financial position as a component of "Cash and cash equivalents". The carrying amount of cash equivalents at September 29, 2019 approximated fair value which was approximately $108.0 million, valued using level 1 inputs, with no corresponding amount at December 31, 2018. The carrying amount of the Senior Notes at September 29, 2019 approximated fair value given their recent issuance and based upon terms and conditions available to the Company, with no corresponding amount at December 31, 2018. The 2019 Term Loan and the 2019 Revolver, valued using level 2 inputs, approximated fair value as of September 29, 2019 and the 2018 Term Loan and the 2018 Revolver, valued using level 2 inputs, approximated fair value ss of December 31, 2018, respectively, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of the Convertible Notes, calculated using Level 2 inputs, was approximately $152.1 million and $130.3 million as of September 29, 2019 and December 31, 2018, respectively. The estimated fair value of the Company's interest rate swaps is valued using Level 2 inputs and discussed in further detail in Note 10. The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 6.

14.	INCOME TAXES

The effective tax rate in the third quarter of 2019 and 2018 was 26.0% and 25.3%, respectively, and the effective tax rate for the comparable nine month periods was 24.6% and 23.6%, respectively. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.9 million and $2.2 million for the nine months ended September 29, 2019 and September 30, 2018, respectively, with no corresponding amounts in the corresponding quarterly periods.

The Company made income tax payments of $7.4 million and $5.6 million in the third quarter of 2019 and 2018, respectively, and $30.0 million and $21.0 million in the first nine months of 2019 and 2018, respectively.

15.	SEGMENT INFORMATION

The Company has two reportable segments, Manufacturing and Distribution, which are those based on its method of internal reporting, which segregates its businesses based on the manner in which its Chief Operating Decision Maker allocates resources, evaluates financial results, and determines compensation.

The tables below present information about the sales and operating income of those segments.

Third Quarter Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$399,712	$166,474	$566,186
Intersegment sales	8,102	1,078	9,180
Total sales	407,814	167,552	575,366
Operating income	42,353	9,041	51,394

Third Quarter Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$445,214	$129,925	$575,139
Intersegment sales	8,182	1,097	9,279
Total sales	453,396	131,022	584,418
Operating income	54,887	7,606	62,493

Nine Months Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,259,671	$527,951	$1,787,622
Intersegment sales	24,153	3,361	27,514
Total sales	1,283,824	531,312	1,815,136
Operating income	135,577	28,132	163,709

Nine Months Ended September 30, 2018
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,344,088	$387,762	$1,731,850
Intersegment sales	27,464	2,840	30,304
Total sales	1,371,552	390,602	1,762,154
Operating income	172,799	25,092	197,891

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating income for reportable segments	$51,394	$62,493	$163,709	$197,891
Unallocated corporate expenses	(4,793)	(8,911)	(18,796)	(33,229)
Amortization	(9,191)	(8,873)	(26,448)	(25,140)
Consolidated operating income	$37,410	$44,709	$118,465	$139,522

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS

In 2018, the Board approved a new stock repurchase program for up to $50 million of its common stock as well as two additions totaling $87.9 million to this program. Approximately $26.7 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program. In the third quarter and first nine months ended September 29, 2019, the Company repurchased 98,201 shares of its common stock at an average price of $36.50 per share at an aggregate cost of $3.6 million. In the third quarter of 2018, the Company repurchased 347,235 shares of its common stock at an average price of $60.32 per share at an aggregate cost of $20.9 million. In the first nine months of 2018, the Company repurchased 1,282,930 shares of its common stock at an average price of $58.48 per share at an aggregate cost of $75.0 million.

17.	RELATED PARTY TRANSACTIONS

In the first nine months of 2019, the Company entered into transactions with companies affiliated with two of its independent Board members. The Company purchased approximately $0.8 million of corrugated packaging materials from Welch Packaging Group, an independently owned company established by M. Scott Welch who serves as its President and CEO. The Company also sold approximately $0.4 million of RV component products to DNA Enterprises, Inc. ("DNA") in the first six months of 2019. After June 30, 2019, sales to DNA no longer qualified as related party transactions, as Walter E. Wells, whose son is affiliated with DNA, retired from Patrick's Board on May 15, 2019.

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

The MD&A is divided into seven major sections:

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 29, 2019 Compared to 2018
Use of Financial Metrics

REVIEW BY BUSINESS SEGMENT
Third Quarter and Nine Months Ended September 29, 2019 Compared to 2018

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summary of Liquidity and Capital Resources

CRITICAL ACCOUNTING POLICIES

OTHER
Seasonality
Cyber Security Incident

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 55% and 56% of the Company’s sales in the third quarter and first nine months of 2019, respectively. Sales from the RV industry decreased 13% and 12% in the third quarter and first nine months of 2019, respectively, compared to the prior year periods.

According to the Recreation Vehicle Industry Association (“RVIA”), wholesale shipments totaled 93,357 units in the third quarter of 2019, a decline of 13% compared to 107,130 units in the third quarter of 2018, while for the first nine months of 2019, wholesale unit shipments decreased 18% versus the prior year period. Based on actual retail sales data through August, the Company estimates that retail unit shipments declined 6% and 7%, respectively, for the third quarter of 2019 and first nine months of 2019 versus the comparable prior year periods. With estimated retail unit shipments outpacing wholesale unit shipments in the third quarter and first nine months of 2019, RV dealer inventories declined in both periods. The RVIA’s latest published expectations for fiscal 2019 project wholesale unit shipments to be approximately 401,000 units, representing a decline of 17% from 2018. On the retail side, the Company expects RV retail unit shipments to decline at a mid-to-high single digit rate in 2019. For the full year 2019, RV dealer inventories are expected to decline by more than 50,000 units, positioning the industry to return to a more direct relationship between wholesale unit shipments and retail unit shipments for the upcoming 2020 selling season.

Marine Industry
Sales to the marine industry, which represented approximately 13% and 14% of the Company's consolidated net sales in the third quarter and first nine months of 2019, respectively, decreased 7% and increased 34% compared to the third quarter and first nine months of 2018, respectively. For the third quarter and first nine months of 2019, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, increased approximately 2% and decreased approximately 5%, respectively, with aluminum fishing sales decreasing 5% and 11% in the third quarter and first nine months of 2019, respectively; pontoon sales increasing 11% and decreasing 1%, respectively; fiberglass sales decreasing 1% and 3%, respectively; and ski and wake sales increasing 12% and 4%, respectively.

Adverse weather and flooding in certain regions of the country impacted marine retail unit shipments in the first half of 2019, particularly in the pontoon and aluminum fishing categories. Reflecting this retail softness in the first half of 2019, we saw inventory recalibration by marine dealers in the third quarter of 2019, which we believe contributed to a decline in wholesale unit shipments in the quarter despite the increase in overall retail unit shipments. Factoring in the impact of weather in the first half of 2019 and the related dealer inventory re-calibration, we anticipate that the powerboat sector of this market will experience a retail unit percentage decline in the low-to-mid single digits for fiscal 2019 and a wholesale unit percentage decline in the high-single digits.

Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 19% and 18% of the Company’s sales in the third quarter and first nine months of 2019, respectively, increased 61% and 62% compared to the respective prior year periods. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased by approximately 2% and decreased by approximately 5% in the third quarter and first nine months of 2019, respectively. Manufactured housing was negatively impacted in the first half of 2019 by wet weather conditions in certain regions of the country where moving inventory and setting foundations and houses were difficult, and as a result our current estimates indicate an overall percentage decline in MH wholesale unit shipments for fiscal 2019 in the low-to-mid single digits.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 13% and 12% of our consolidated sales in the third quarter and first nine months of 2019, respectively, and were virtually unchanged in the third quarter and the first nine months of 2019 compared to prior year periods. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets.
Combined new housing starts increased 4% in the third quarter of 2019 compared to the prior year quarter, with single family housing starts increasing 4% and multifamily residential starts increasing 6% for the same period. For the first nine months of 2019, single family housing starts decreased 2%, while multifamily housing starts were virtually flat, with combined housing starts decreasing 1%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months. Because of this lag in the relationship between new housing starts and our sale of related industrial products, we expect our industrial sales to benefit in the next two quarters from recent growth in residential housing starts. We expect a low-single digit growth rate in new housing starts overall for fiscal 2019.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 29, 2019 Compared to 2018
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.6	81.5	81.9	81.6
Gross profit	18.4	18.5	18.1	18.4
Warehouse and delivery expenses	4.2	3.4	4.2	3.2
Selling, general and administrative expenses	6.0	5.8	5.8	5.7
Amortization of intangible assets	1.6	1.5	1.5	1.4
Operating income	6.6	7.8	6.6	8.1
Interest expense, net	1.5	1.3	1.5	1.0
Income taxes	1.3	1.6	1.3	1.7
Net income	3.8	4.9	3.9	5.4

Net Sales. Net sales in the third quarter of 2019 decreased $8.9 million, or 2%, to $566.2 million from $575.1 million in the third quarter of 2018. The Company's net sales decreased in two of its primary markets, with a decrease in RV market sales of 13% and a decrease in marine market sales of 7%, while industrial market sales were virtually flat and MH market sales increased 61% when compared to the prior year quarter.

Net sales in the first nine months of 2019 increased $55.8 million, or 3%, to $1.79 billion from $1.73 billion in the prior year period. The Company's net sales increased in two of its primary markets in the first nine months of 2019 with increases of 62% in MH and 34% in marine, while industrial market sales were virtually unchanged and RV market sales decreased 12% compared to 2018.

The consolidated net sales decrease in the third quarter of 2019 primarily reflected decreases in OEM wholesale unit shipments in the RV and marine industries, partly offset by an increase in revenue from the acquisition of LaSalle Bristol ("LaSalle"), completed in the fourth quarter of 2018. The consolidated net sales increase in the first nine months of 2019 was mostly attributed to the contribution of revenue from LaSalle.

Revenue attributable to acquisitions completed in the first nine months of 2019 was immaterial for both the third quarter and first nine months of 2019. Revenue attributable to acquisitions completed in first nine months of 2018 was $82.4 million and $160.0 million for the third quarter and first nine months of 2018, respectively.

The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2019 increased approximately 9% to $3,132 from $2,875 for the third quarter of 2018. Marine content per retail unit (on a trailing twelve-month basis) for the third quarter of 2019 increased approximately 54% to an estimated $1,624 from $1,054 for the third quarter of 2018. MH content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2019 increased approximately 65% to an estimated $4,327 from $2,628 for the third quarter of 2018.

Cost of Goods Sold. Cost of goods sold decreased $6.6 million, or 1%, to $461.9 million in the third quarter of 2019 from $468.5 million in 2018. As a percentage of net sales, cost of goods sold increased during the third quarter of 2019 to 81.6% from 81.5% in 2018. For the first nine months of 2019, cost of goods sold increased $51.4 million, or 4%, to $1,464.1 million from $1,412.6 million in 2018. As a percentage of net sales, cost of goods sold increased during the first nine months of 2019 to 81.9% from 81.6% in 2018.

Cost of goods sold as a percentage of net sales was impacted during the third quarter and first nine months of 2019 by: (i) higher overall fixed overhead costs relative to RV and marine revenue; (ii) the lower margin profile of LaSalle, which was acquired in the fourth quarter of 2018 and (iii) a temporary disruption in operations and associated inefficiencies related to the cybersecurity incident, discussed below. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products.
Gross Profit. Gross profit decreased $2.4 million, or 2%, to $104.3 million in the third quarter of 2019 from $106.7 million in 2018. For the first nine months of 2019, gross profit increased $4.3 million, or 1%, to $323.5 million from $319.2 million in 2018. As a percentage of net sales, gross profit decreased to 18.4% in the third quarter of 2019 from 18.5% in the same period in 2018, and decreased to 18.1% for the first nine months of 2019 from 18.4% in the same period in 2018. The changes in gross profit as a percentage of net sales in the third quarter and first nine months of 2019 compared to the same periods in 2018 reflect the impact of the factors discussed above under “Cost of Goods Sold”.

Economic or industry-wide factors affecting the profitability of our RV, MH, marine and industrial businesses include the costs of commodities and the labor used to manufacture our products as well as the competitive environment that can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $4.1 million, or 21%, to $23.9 million in the third quarter of 2019 from $19.8 million in 2018. For the first nine months in 2019, warehouse and delivery expenses increased $18.7 million, or 34%, to $74.2 million from $55.5 million in 2018. As a percentage of net sales, warehouse and delivery expenses were 4.2% in the third quarter of 2019 compared to 3.4% in the third quarter of 2018 and 4.2% in the first nine months of 2019 compared to 3.2% the first nine months of 2018. The increase in expense in the third quarter and first nine months of 2019 compared to the prior year periods was primarily attributable to the impact of certain acquisitions completed in 2018 that had higher warehouse and delivery expenses as a percentage of net sales when compared to the consolidated percentage. For the first nine months of 2019 compared to the prior year period, increased sales volumes also contributed to the increase in warehouse and delivery expense. In addition, the Company's shipments to OEMs in the third quarter and first nine months of 2019 were generally lower volume and higher frequency, and as a result transportation costs relative to sales levels of products delivered increased as a percentage of net sales.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $0.5 million, or 2%, to $33.8 million in the third quarter of 2019 from $33.3 million in 2018. For the first nine months of 2019, SG&A expenses increased $5.4 million, or 5%, to $104.4 million from $99.0 million in 2018. As a percentage of net sales, SG&A expenses were 6.0% in the third quarter of 2019 compared to 5.8% in the third quarter of 2018 and 5.8% in the first nine months of 2019 compared to 5.7% in 2018.

The increase in SG&A expenses in the third quarter and first nine months of 2019 compared to 2018 is primarily due to: (i) an increase in professional service fees and other costs associated with the cyber security event discussed below; (ii) a loss on extinguishment of debt associated with the amendment of the Company's credit facility and (iii) the impact of certain acquisitions completed in 2018 that had higher SG&A expenses as a percentage of net sales when compared to the consolidated percentage. Partially offsetting these factors was a decrease in incentive compensation and sales commissions.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.3 million, or 4%, in the third quarter of 2019 compared to the prior year quarter, and increased $1.3 million, or 5%, in the first nine months of 2019 compared to the prior year period. The increase in the third quarter and first nine months of 2019 compared to the prior year periods primarily reflects the impact of businesses acquired in 2018, partly offset by purchase accounting adjustments to intangible assets and the associated impact to amortization expense.

Operating Income. Operating income decreased $7.3 million, or 16%, to $37.4 million in the third quarter of 2019 from $44.7 million in 2018. For the first nine months of 2019, operating income decreased $21.1 million, or 15%, to $118.5 million from $139.5 million in the prior year period. As a percentage of net sales, operating income was 6.6% in the third quarter of 2019 versus 7.8% in the same period in 2018 and 6.6% for the first nine months of 2019 versus 8.1% in the prior year period. Operating income in the third quarter and first nine months of 2019 attributable to acquisitions completed in the first nine months of 2019 was immaterial. Operating income in the third quarter and the first nine months of 2018 included $8.8 million and $17.3 million, respectively, attributable to acquisitions completed in the first nine months of 2018. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $1.3 million, or 17%, to $8.6 million in the third quarter of 2019 from $7.3 million in the prior year. For the first nine months of 2019, interest expense increased $8.2 million, or 46%, to $26.2 million from $18.0 million in the prior year period. The increase in interest expense reflects: (i) increased borrowings related to 2018 acquisitions, (ii) increases in the average interest rate on the variable rate portion of the Company's debt, which reflects increases in LIBOR in the third quarter and first nine months of 2019 compared to the prior year periods and (iii) an increase in the Company's overall average interest rate resulting from the issuance of the Company's 7.5% Senior Notes due 2027 (the "Senior Notes") in the third quarter of 2019.

Income Taxes. Income tax expense decreased $1.9 million, or 21%, to $7.5 million from $9.4 million in the prior year period. For the first nine months of 2019, income tax expense decreased $6.0 million, or 21%, to $22.7 million from $28.7 million in the prior year period. For the third quarter of 2019, the effective tax rate was 26.0% compared to 25.3% in the comparable 2018 period. For the first nine months of 2019, the effective tax rate was 24.6% compared to 23.6% for the prior year period. The effective tax rate for the periods presented includes the impact of the recognition of excess tax benefits on share-based compensation that were recorded as a reduction to income tax expense upon realization. Amounts recorded include $0.9 million and $2.2 million for the nine-month 2019 and 2018 periods, respectively, with no amounts for the comparable quarterly periods.

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

Net Income. Net income for the third quarter of 2019 was $21.3 million, or $0.92 per diluted share, compared to $27.9 million, or $1.15 per diluted share for 2018. For the first nine months of 2019, net income was $69.6 million, or $2.99 per diluted share, compared to $92.9 million, or $3.77 per diluted share for 2018. The changes in net income for the third quarter and first nine months of 2019 compared to prior year periods reflect the impact of the items previously discussed.
Use of Financial Metrics
Our MD&A includes financial metrics, such as RV, marine and MH content per unit, which we believe are important measures of the Company's business performance. These metrics should not be considered alternatives to U.S. GAAP. Our computations of content per unit may differ from similarly titled measures used by others. You should not consider these metrics in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP.

REVIEW BY BUSINESS SEGMENT
The Company has determined that its reportable segments are those based on its method of internal reporting, which segregates its businesses based on the manner in which its Chief Operating Decision Maker allocates resources, evaluates financial results, and determines compensation.

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

Third Quarter and Nine Months Ended September 29, 2019 Compared to 2018
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

	Third Quarter Ended		Nine Months Ended
(thousands)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Sales
Manufacturing	$407,814	$453,396	$1,283,824	$1,371,552
Distribution	167,552	131,022	531,312	390,602
Gross Profit
Manufacturing	73,700	86,015	231,227	262,824
Distribution	27,965	21,974	87,738	63,668
Operating Income
Manufacturing	42,353	54,887	135,577	172,799
Distribution	9,041	7,606	28,132	25,092

Manufacturing

Sales. Sales decreased $45.6 million, or 10%, to $407.8 million in the third quarter of 2019 from $453.4 million in 2018. For the first nine months of 2019, sales decreased $87.7 million, or 6%, to $1,283.8 million from $1,371.6 million in the prior year period. This segment accounted for approximately 71% and 70% of the Company’s consolidated net sales for the third quarter and first nine months of 2019 and 77% and 78% for the third quarter and first nine months of 2018. The sales decrease in the third quarter of 2019 largely reflected a decrease in wholesale unit shipments in the RV and marine industries, and in the RV, MH and marine industries in the first nine months of 2019.

Revenue in the third quarter and first nine months of 2019 was immaterial related to acquisitions completed in the first nine months of 2019. Revenue in the third quarter and first nine months of 2018 included $51.8 million and $99.0 million, respectively, related to acquisitions completed in the first nine months of 2018.

Gross Profit. Gross profit decreased $12.3 million, or 14%, to $73.7 million in the third quarter of 2019 from $86.0 million in the third quarter of 2018. For the first nine months of 2019, gross profit decreased $31.6 million, or 12%, to $231.2 million from $262.8 million in 2018. As a percentage of sales, gross profit decreased to 18.1% in the third quarter of 2019 from 19.0% in 2018 and decreased to 18.0% in the first nine months of 2019 from 19.2% in 2018.

Gross profit decreased during the third quarter and first nine months of 2019 compared to the corresponding prior year periods primarily due to decreased revenue relative to overall fixed overhead costs.

Operating Income. Operating income decreased $12.5 million, or 23%, to $42.4 million in the third quarter of 2019 from $54.9 million in the prior year. For the first nine months of 2019, operating income decreased $37.2 million, or 22%, to $135.6 million from $172.8 million in 2018. The overall decrease in operating income in the third quarter and first nine months of 2019 primarily reflects the items discussed above.

Operating income in the third quarter and first nine months of 2019 attributable to acquisitions completed in the first nine months of 2019 was immaterial, and operating income in the third quarter and first nine months of 2018 included $7.0 million and $12.9 million, respectively, attributable to acquisitions completed in the first nine months of 2018.

Distribution

Sales. Sales increased $36.5 million, or 28%, to $167.5 million in the third quarter of 2019 from $131.0 million in 2018. For the first nine months of 2019, sales increased $140.7 million, or 36%, to $531.3 million from $390.6 million in 2018. This segment accounted for approximately 29% and 30%, respectively, of the Company’s consolidated net sales for the third quarter and first nine months of 2019, and 23% and 22%, respectively, for the third quarter and first nine months of 2018. The sales increase in the third quarter and first nine months of 2019 compared to the prior year periods was largely attributed to the revenue contribution of LaSalle, which was acquired during the fourth quarter of 2018. Revenue in the third quarter and first nine months of 2018 included $30.6 million and $61.0 million, respectively, related to acquisitions completed in the first nine months of 2018.

Gross Profit. Gross profit increased $6.0 million, or 27%, to $28.0 million in the third quarter of 2019 from $22.0 million in the third quarter of 2018. For the first nine months of 2019, gross profit increased $24.0 million, or 38%, to $87.7 million from $63.7 million in 2018. As a percentage of sales, gross profit decreased to 16.7% in the third quarter of 2019 from 16.8% in the third quarter of 2018 and increased to 16.5% for the first nine months of 2019 from 16.3% for the first nine months of 2018. The decrease in gross profit margin in the third quarter of 2019 compared to the third quarter of 2018 is primarily attributed to higher overall fixed costs relative to RV and MH distribution product revenue. The increase in gross profit margin for the first nine months of 2019 compared to 2018 primarily reflects the impact of acquisitions completed during 2018.

Operating Income. Operating income increased $1.4 million, or 19%, to $9.0 million in the third quarter of 2019 from $7.6 million in the prior year. For the first nine months of 2019, operating income increased $3.0 million, or 12%, to $28.1 million from $25.1 million for the first nine months of 2018. Operating income in the third quarter and first nine months of 2018 included $1.8 million and $4.4 million, respectively, related to distribution acquisitions completed in the first nine months of 2018. The overall net improvement in operating income in the third quarter and first nine months of 2019 primarily reflects the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $5.4 million to $122.0 million in the first nine months of 2019 from $127.4 million in the first nine months of 2018 primarily due to: a decrease in net income of $23.3 million, partly offset by (i) an increase of depreciation and amortization of $6.6 million, (ii) an increase in stock based compensation expense, amortization of debt discount, deferred income taxes and other operating items of $5.0 million and (iii) a net source of cash from changes in operating assets and liabilities of $6.3 million.
Investing Activities
Net cash used in investing activities decreased $270.9 million to $40.1 million in the first nine months of 2019 from $311.0 million in the first nine months of 2018 primarily due to: a decrease in cash used in business acquisitions of $267.7 million and a decrease in capital expenditures of $3.8 million.
The Company's current operating model forecasts capital expenditures for fiscal 2019 of approximately $30 million.

Financing Activities
Cash flows from financing activities are one of the Company's primary sources of liquidity through borrowings under the Company's credit facility as well as convertible and senior note issuances in 2018 and 2019, respectively.
Net cash flows provided by financing activities decreased $153.2 million to $27.9 million in the first nine months of 2019 from $181.1 million in the first nine months of 2018 primarily due to: (i) cash used for net repayments on the Company's credit facility of $253.6 million in the first nine months of 2019 compared to a source of cash from net borrowings on the Company's credit facility of $107.1 million in the first nine months of 2018; (ii) gross proceeds of $172.5 million from the third quarter 2018 issuance of 1% Convertible Senior Notes due 2023 (the "Convertible Notes") with no comparable amount in the first nine months of 2019; (iii) a source of cash in the first nine months of 2018 of $18.1 million from the related sale of warrants with no comparable amount in the first nine months of 2019 and (iv) a use of cash of $4.4 million in the first nine months of 2019 from payment of contingent consideration resulting from a business acquisition with no comparable amount in the first nine months of 2018. Partially offsetting these items were: (i) the issuance of $300 million of Senior Notes in the first nine months of 2019 with no comparable amount in the first nine months of 2018; (ii) a use of cash in the first nine months of 2018 of $31.5 million from the purchase of Convertible Notes hedges with no comparable amount in the first nine months of 2019 and (iii) a decrease in the use of cash for stock repurchases of $71.4 million in the first nine months of 2019 from the prior year period.
See Notes 9, 10 and 16 of the Notes to Condensed Consolidated Financial Statements for further information on the Company's indebtedness, derivative financial instruments and stock repurchases, respectively.
Summary of Liquidity and Capital Resources
The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its current credit facility (the "2019 Credit Facility") are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the 2019 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the 2019 Credit Facility (the "2019 Credit Agreement").

As of and for the September 29, 2019 reporting date, the Company was in compliance with its financial debt covenants as required under the terms of the 2019 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of September 29, 2019 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	4.00	2.30
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.05

The indenture associated with the Senior Notes places restrictions on the Company’s ability to, among other items, (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) transfer or sell assets; and (v) merge or consolidate. The Senior Note indenture also provides for customary events of default, which could require the Senior Notes to become due and payable immediately, and also contains customary covenant provisions with which the Company is in compliance as of September 29, 2019.

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

Borrowings under the revolving credit loan (the "2019 Revolver") and the term loan (the "2019 Term Loan") comprising the 2019 Credit Facility, which are subject to variable rates of interest, are subject to a maximum total borrowing limit of $650.0 million (effective September 17, 2019). See Note 9 of the Notes to the Condensed Consolidated Financial Statements for further information. See Note 10 of the Notes to Condensed Consolidated Financial Statements for information on interest rate swaps used to partially hedge variable interest rates under the 2019 Revolver and 2019 Term Loan. The unused availability under the 2019 Credit Facility as of September 29, 2019 was $411.1 million.
CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Cyber Security Incident
At the end of the third quarter of 2019, the Company experienced a highly-sophisticated third-party malware cyberattack that impacted certain of the Company's administrative and production servers and resulted in a disruption of administrative and network operations for approximately two business days. In response to the attack, the Company immediately took steps to ensure customer commitments were honored and to remediate the attack to minimize the disruption. Further, although the Company has programs in place to detect, contain and respond to data security incidents, the Company began an investigation of the attack, including engaging external forensic and other IT experts, and is in the process of implementing further security measures and processes designed to prevent unauthorized access to its information systems and mitigate cybersecurity related risks. Estimated after-tax costs incurred in the third quarter of 2019 related to the cyberattack were approximately $1.5 million, which included incremental consulting and professional fees, administrative, operating, and production inefficiencies, and equipment replacement and repair. No additional material costs are expected to be incurred in future quarters related to the cyber incident.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in the quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations under Credit Agreement
At September 29, 2019, our total debt obligations under our 2019 Credit Agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $0.4 million, assuming average borrowings, including the 2019 Term Loan, subject to variable rates of $35.0 million, which was the amount of such borrowings outstanding at September 29, 2019 subject to variable rates. The $35.0 million excludes deferred financing costs related to the 2019 Term Loan and $200.0 million of borrowings outstanding under the 2019 Credit Facility that are hedged at a fixed interest rate through interest rate swaps.

Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first nine months of 2019. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 29, 2019 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 28, 2019	—	$—	—	$30,306,041
July 29 - September 1, 2019	69,399	37.00	68,122	27,794,558
September 2 - September 29, 2019	30,079	35.65	30,079	26,722,195
	99,478		98,201
(1) Amount includes 1,277 shares of common stock purchased by the Company in August 2019 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 16 to the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

ITEM 6.	EXHIBITS

Exhibits (1)	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 7, 2019	By:	/s/ Todd M. Cleveland
Todd M. Cleveland
Chief Executive Officer

Date: November 7, 2019	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer