Form 10-Q
period 2020-03-29
PATRICK INDUSTRIES INC
filed 2020-05-07
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 29, 2020
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
As of April 24, 2020, there were 23,504,223 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	March 29, 2020	March 31, 2019
NET SALES	$589,232	$608,218
Cost of goods sold	479,751	501,670
GROSS PROFIT	109,481	106,548
Operating Expenses:
Warehouse and delivery	24,732	24,041
Selling, general and administrative	35,869	37,692
Amortization of intangible assets	9,601	8,989
Total operating expenses	70,202	70,722
OPERATING INCOME	39,279	35,826
Interest expense, net	10,492	8,983
Income before income taxes	28,787	26,843
Income taxes	7,600	5,994
NET INCOME	$21,187	$20,849

BASIC NET INCOME PER COMMON SHARE	$0.92	$0.90
DILUTED NET INCOME PER COMMON SHARE	$0.91	$0.90

Weighted average shares outstanding – Basic	23,016	23,039
Weighted average shares outstanding – Diluted	23,267	23,248

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
(thousands)	March 29, 2020	March 31, 2019
NET INCOME	$21,187	$20,849
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain of hedge derivatives	(3,006)	(1,054)
Other	(37)	27
Total other comprehensive loss	(3,043)	(1,027)
COMPREHENSIVE INCOME	$18,144	$19,822

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	March 29, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$94,523	$139,390
Trade and other receivables, net	154,571	87,536
Inventories	273,545	253,870
Prepaid expenses and other	26,275	36,038
Total current assets	548,914	516,834
Property, plant and equipment, net	189,129	180,849
Operating lease right-of-use assets	98,291	93,546
Goodwill	325,916	319,349
Intangible assets, net	356,633	357,014
Deferred financing costs, net	2,868	2,978
Other non-current assets	407	423
TOTAL ASSETS	$1,522,158	$1,470,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$5,000	$5,000
Current operating lease liabilities	28,168	27,694
Accounts payable	138,146	96,208
Accrued liabilities	64,889	58,033
Total current liabilities	236,203	186,935
Long-term debt, less current maturities, net	672,235	670,354
Long-term operating lease liabilities	70,831	66,467
Deferred tax liabilities, net	26,546	27,284
Other long-term liabilities	20,967	22,472
TOTAL LIABILITIES	1,026,782	973,512
SHAREHOLDERS’ EQUITY
Common stock	170,626	172,662
Additional paid-in-capital	24,534	25,014
Accumulated other comprehensive loss	(8,741)	(5,698)
Retained earnings	308,957	305,503
TOTAL SHAREHOLDERS’ EQUITY	495,376	497,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,522,158	$1,470,993

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(thousands)	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,187	$20,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,175	15,543
Stock-based compensation expense	4,311	3,947
Amortization of convertible notes debt discount	1,723	1,671
Other	750	1,048
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(66,453)	(54,188)
Inventories	(18,211)	1,224
Prepaid expenses and other assets	9,649	5,216
Accounts payable, accrued liabilities and other	43,033	32,574
Net cash provided by operating activities	13,164	27,884
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,580)	(10,005)
Proceeds from sale of property, equipment and other investing activities	21	1,372
Business acquisitions, net of cash acquired	(24,281)	(1,222)
Net cash used in investing activities	(31,840)	(9,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	—	(1,250)
Borrowings on revolver	6,720	213,523
Repayments on revolver	(6,720)	(220,855)
Stock repurchases under buyback program	(15,550)	—
Cash dividends paid to shareholders	(5,837)	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,747)	(3,222)
Payment of deferred financing costs and other	(57)	(250)
Payment of contingent consideration from a business acquisition	(2,000)	(4,416)
Net cash used in financing activities	(26,191)	(16,470)
Increase (decrease) in cash and cash equivalents	(44,867)	1,559
Cash and cash equivalents at beginning of year	139,390	6,895
Cash and cash equivalents at end of period	$94,523	$8,454

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

First Quarter Ended March 29, 2020
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2019	$172,662	$25,014	$(5,698)	$305,503	$497,481
Net income	—	—	—	21,187	21,187
Dividends declared	—	—	—	(5,978)	(5,978)
Other comprehensive loss, net of tax	—	—	(3,043)	—	(3,043)
Share repurchases under buyback program	(3,315)	(480)	—	(11,755)	(15,550)
Shares used to pay taxes on stock grants	(3,032)	—	—	—	(3,032)
Stock-based compensation expense	4,311	—	—	—	4,311
Balance March 29, 2020	$170,626	$24,534	$(8,741)	$308,957	$495,376

First Quarter Ended March 31, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	20,849	20,849
Other comprehensive loss, net of tax	—	—	(1,027)	—	(1,027)
Shares used to pay taxes on stock grants	(3,437)	—	—	—	(3,437)
Issuance of shares upon exercise of common stock options	3	—	—	—	3
Stock-based compensation expense	3,947	—	—	—	3,947
Balance March 31, 2019	$161,949	$25,124	$(3,707)	$245,723	$429,089

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of March 29, 2020 and December 31, 2019, and its results of operations and cash flows for the three months ended March 29, 2020 and March 31, 2019.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 29, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2020 ended on March 29, 2020 and the first quarter of fiscal year 2019 ended on March 31, 2019.
In preparation of Patrick’s condensed consolidated financial statements as of and for the three months ended March 29, 2020, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 17 for more information.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Goodwill Impairment

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". This ASU simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The standard requires that the impairment loss be measured as the excess of the reporting unit's carrying amount over its fair value. It eliminates the second step that requires the impairment to be measured between the implied value of a reporting unit's goodwill and its carrying value. The Company adopted ASU 2017-04 on January 1, 2020 and the adoption did not have a material impact on the condensed consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of ASC 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Additionally, entities will be required to disclose more information with respect to credit quality indicators, including information used to track credit quality by year of origination for most financing receivables. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard in our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", a new standard providing final guidance to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact of this standard in our consolidated financial statements.

3.	REVENUE RECOGNITION

In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarter Ended March 29, 2020
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$226,785	$93,435	$320,220
Manufactured Housing	45,605	66,764	112,369
Industrial	71,447	7,145	78,592
Marine	75,429	2,622	78,051
Total	$419,266	$169,966	$589,232

	First Quarter Ended March 31, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$234,878	$107,558	$342,436
Manufactured Housing	42,203	63,816	106,019
Industrial	60,928	8,049	68,977
Marine	87,675	3,111	90,786
Total	$425,684	$182,534	$608,218
`

Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	March 29, 2020	December 31, 2019
Raw materials	$179,804	$162,238
Work in process	15,981	14,272
Finished goods	31,033	28,446
Less: reserve for inventory obsolescence	(11,473)	(10,123)
Total manufactured goods, net	215,345	194,833
Materials purchased for resale (distribution products)	60,261	60,918
Less: reserve for inventory obsolescence	(2,061)	(1,881)
Total materials purchased for resale (distribution products), net	58,200	59,037
Total inventories	$273,545	$253,870

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 29, 2020 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2019	$268,402	$50,947	$319,349
Acquisitions	5,787	—	5,787
Adjustments to preliminary purchase price allocations	780	—	780
Balance - March 29, 2020	$274,969	$50,947	$325,916

Intangible assets, net consist of the following as of March 29, 2020 and December 31, 2019:

(thousands)	March 29, 2020	Weighted Average Useful Life (in years)	December 31, 2019	Weighted Average Useful Life (in years)
Customer relationships	$365,693	10.1	$357,513	10.1
Non-compete agreements	16,262	5.0	16,202	5.0
Patents	16,495	14.6	16,495	14.6
Trademarks	89,504	Indefinite	88,524	Indefinite
	487,954		478,734
Less: accumulated amortization	(131,321)		(121,720)
Intangible assets, net	$356,633		$357,014

Changes in the carrying value of intangible assets for the three months ended March 29, 2020 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2019	$282,123	$74,891	$357,014
Acquisitions	9,220	—	9,220
Amortization	(7,833)	(1,768)	(9,601)
Adjustments to preliminary purchase price allocations	—	—	—
Balance - March 29, 2020	$283,510	$73,123	$356,633

Valuation of Goodwill and Indefinite-Lived Intangibles

We test goodwill and indefinite-lived intangible assets (trademarks) for impairment on an annual basis (as of September 30, 2019 for our most recent annual tests) and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Our 2019 tests indicated that there was no impairment, as fair value exceeded carrying values, and we concluded that none of our reporting units or trademarks were at risk of failing the impairment test.

Despite the excess fair value identified in our 2019 impairment tests, we assessed during the quarter ended March 29, 2020 whether the impact of the COVID-19 pandemic on overall macroeconomic conditions and the global equity markets, which negatively affected the Company’s market capitalization, indicated that at March 29, 2020 it was more likely than not that our goodwill and trademarks were impaired. We evaluated amongst other factors (1) the results of our 2019 impairment tests; (2) our market capitalization at March 29, 2020 in relation to the carrying amount of shareholders’ equity at March 29, 2020 and to fair values determined during our 2019 impairment tests; (3) the results of our operations during the quarter ended March 29, 2020 in relation to our projections; and (4) our analysis of the impact on the fair values determined during our 2019 impairment tests using more recent projections and discount rates that account for various risks and uncertainties, including the duration and extent of impact to our business, related to the COVID-19 pandemic.

Based on the results of our assessment, we determined it was more likely than not that our goodwill and trademarks were not impaired as of March 29, 2020. However, we are unable to predict how long the COVID-19-related conditions will persist, what additional measures may be introduced by governments or private parties, or what effect any such additional measures may have on demand for our products or those of our customers in each of our end markets. As such, we may be required to perform quantitative impairment tests in future periods preceding our annual impairment test date, and the outcome of such tests could result in an impairment of our goodwill or our trademarks.

6.	ACQUISITIONS

General
The Company completed three acquisitions in the first quarter of 2020 (the "2020 Acquisitions"). For the first quarter ended March 29, 2020, net sales and operating income included in the Company's condensed consolidated statements of income related to the 2020 acquisitions were immaterial. Acquisition-related costs associated with the businesses acquired in the first quarter of 2020 were immaterial. The Company made no acquisitions in the first quarter of 2019.

As of March 29, 2020, the aggregate fair value of the estimated contingent consideration payments was $7.8 million, $5.9 million of which is included in the line item "Accrued liabilities" and $1.9 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position. At December 31, 2019, the aggregate fair value of the estimated contingent consideration payments was $9.6 million, $2.0 million of which was included in the line item "Accrued liabilities" and $7.6 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $12.3 million in the aggregate. In the first quarter of 2020, the Company made cash payments of $2.0 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.

2020 Acquisitions
Acquisitions completed in the first quarter of 2020 include the previously announced acquisitions of Maple City Woodworking Corporation, a Goshen, Indiana-based manufacturer of hardwood cabinet doors and fascia for the recreational vehicle market, and SEI Manufacturing, Inc., a Cromwell, Indiana-based manufacturer of towers, T-Tops, hardtops, rails, gates and other aluminum exterior products for the marine market. The total initial consideration for the 2020 Acquisitions was $24.9 million. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. The 2020 Acquisitions are included in the Manufacturing segment.

2019 Acquisitions
The Company completed three acquisitions in 2019 ( the "2019 Acquisitions"), including the previously announced acquisitions of Topline Counters, LLC, a Sumner, Washington-based designer and manufacturer of kitchen and bathroom countertops for residential and commercial markets, and G.G. Schmitt & Sons, Inc. ("G.G. Schmitt"), a Sarasota, Florida-based designer and manufacturer of customized hardware and structural components for the marine industry. The total initial consideration for the 2019 Acquisitions was $53.7 million, plus contingent consideration over a one-year period based on future performance in connection with the acquisition of G.G. Schmitt. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the first quarter of 2020 related to the 2019 Acquisitions were immaterial. The 2019 Acquisitions are included in the Manufacturing segment.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2020 Acquisitions and the 2019 Acquisitions:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Total liabilities	Less: Deferred tax liability, net	Total net assets acquired

2020	$986	$1,882	$7,913	$—	$9,220	$5,787	$851	$—	$24,937

2019 (1)	$9,711	$6,837	$5,380	$20	$17,766	$24,869	$6,409	$1,922	$56,252

(1) Total net assets acquired for the 2019 Acquisitions reflect the preliminary estimated liability of $2.6 million pertaining to the fair value of contingent consideration based on future performance relating to the acquisition of G.G. Schmitt.

Pro Forma Information
The following pro forma information for the first quarter ended March 29, 2020 and March 31, 2019 assumes the 2020 Acquisitions and the 2019 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2020 Acquisitions and 2019 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.2 million and $0.6 million for the first quarter ended March 29, 2020 and the first quarter ended March 31, 2019, respectively.

	First Quarter Ended
(thousands except per share data)	March 29, 2020	March 31, 2019
Revenue	$594,586	$631,265
Net income	21,763	22,338
Basic net income per common share	0.95	0.97
Diluted net income per common share	0.94	0.96

The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION

The Company recorded expense of $4.3 million and $3.9 million for the first quarter ended March 29, 2020 and March 31, 2019, respectively, for its stock-based compensation plans in the condensed consolidated statements of income.

The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first quarter of 2020 totaling 258,800 shares in the aggregate at an average fair value of $54.60 at grant date for a total fair value at grant date of $14.1 million.

As of March 29, 2020, there was approximately $29.6 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 19.9 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the first quarter of 2020 and 2019 is as follows:

	First Quarter Ended
(thousands except per share data)	March 29, 2020	March 31, 2019
Net income for basic and diluted per share calculation	$21,187	$20,849
Weighted average common shares outstanding - basic	23,016	23,039
Effect of potentially dilutive securities	251	209
Weighted average common shares outstanding - diluted	23,267	23,248
Basic net income per common share	$0.92	$0.90
Diluted net income per common share	$0.91	$0.90

9.	DEBT

A summary of total debt outstanding at March 29, 2020 and December 31, 2019 is as follows:

(thousands)	March 29, 2020	December 31, 2019
Long-term debt:
Revolver due 2024	$135,000	$135,000
Term loan due 2024	97,500	97,500
7.5% senior notes due 2027	300,000	300,000
1.0% convertible notes due 2023	172,500	172,500
Total long-term debt	705,000	705,000
Less: convertible notes debt discount, net	(21,536)	(23,260)
Less: senior notes deferred financing costs, net	(5,707)	(5,844)
Less: current maturities of long-term debt	(5,000)	(5,000)
Less: term loan deferred financing costs, net	(522)	(542)
Total long-term debt, less current maturities, net	$672,235	$670,354

There were no material changes to any of our debt arrangements during the quarter ended March 29, 2020.

Interest rates for borrowings under the revolver and term loan are the prime rate or LIBOR plus a margin. At March 29, 2020, all of the Company's borrowings under the revolver and term loan were under the LIBOR-based option. The interest rate for incremental borrowings at March 29, 2020 was LIBOR plus 1.5% (or 3.13%) for the LIBOR-based option. The fee payable on committed but unused portions of the revolver was 0.20% at March 29, 2020.

Total cash interest paid for the first quarter of 2020 and 2019 was $2.6 million and $6.5 million, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps. As of March 29, 2020, the Company had a combined notional principal amount of $200.0 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.

The following table summarizes the fair value of derivative contracts included in the condensed statements of financial position (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	March 29, 2020	December 31, 2019
Interest rate swaps	Other long-term liabilities	$9,914	$5,868

The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, which are classified as Level 2 in the fair value hierarchy.

See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes unrealized gains and losses on derivatives that qualify as hedges of cash flows, cumulative foreign currency translation and other adjustments. The activity in accumulated other comprehensive loss during the three months ended March 29, 2020 and March 31, 2019 was as follows:

First Quarter Ended March 29, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive loss (net of tax of $1,040, $0 and $0)	(3,006)	—	(37)	(3,043)
Balance at March 29, 2020	$(7,380)	$(1,270)	$(91)	$(8,741)

First Quarter Ended March 31, 2019
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive income (loss) (net of tax of $356, $0 and $0)	(1,054)	—	27	(1,027)
Balance at March 31, 2019	$(3,027)	$(675)	$(5)	$(3,707)

Reclassification adjustments out of accumulated other comprehensive loss were immaterial for all periods presented.

12.	LEASES

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	First Quarter Ended	First Quarter Ended
(thousands)	March 29, 2020	March 31, 2019
Operating lease cost	$8,176	$7,787

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,084	$6,724

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,428	$577

Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	March 29, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$98,291	$93,546
Liabilities
Operating lease liabilities, current portion	$28,168	$27,694
Long-term operating lease liabilities	70,831	66,467
Total lease liabilities	$98,999	$94,161

Weighted average remaining lease term, operating leases (in years)	4.2	4.2
Weighted average discount rate, operating leases	3.6%	3.7%

Maturities of lease liabilities were as follows at March 29, 2020:

(thousands)
2020 (excluding the three months ended March 29, 2020)	$23,746
2021	27,394
2022	21,665
2023	15,987
2024	10,453
Thereafter	7,581
Total lease payments	106,826
Less imputed interest	(7,827)
Total	$98,999

Leases have remaining lease terms of one year to ten years.

13.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market, are reported on the condensed consolidated statements of financial position as a component of "Cash and cash equivalents". The carrying amount of cash equivalents, valued using level 1 inputs and approximating fair value because of their relatively short maturities, was approximately $83.9 million and $132.6 million at March 29, 2020 and December 31, 2019, respectively. The estimated fair value of our senior notes, calculated using level 2 inputs, was approximately $309.5 million and $320.3 million at March 29, 2020 and December 31, 2019, respectively. The carrying amounts of our term loan and our revolver, valued using level 2 inputs, approximated fair value as of March 29, 2020 and December 31, 2019 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of our convertible notes, calculated using level 2 inputs, was approximately $134.6 million and $162.5 million as of March 29, 2020 and December 31, 2019, respectively.

14.	INCOME TAXES

The effective tax rate in the first quarter of 2020 and 2019 was 26.4% and 22.3%, respectively. The effective tax rate for the first quarter of 2019 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.8 million.

The Company made no income tax payments in the first quarter of 2020 and $1.5 million in income tax payments in the first quarter of 2019.

15.	SEGMENT INFORMATION

The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.

The tables below present information about the sales and operating income of those segments.

First Quarter Ended March 29, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$419,266	$169,966	$589,232
Intersegment sales	7,573	1,300	8,873
Total sales	426,839	171,266	598,105
Operating income	45,704	9,968	55,672

First Quarter Ended March 31, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$425,684	$182,534	$608,218
Intersegment sales	7,720	1,165	8,885
Total sales	433,404	183,699	617,103
Operating income	44,437	8,291	52,728

The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	March 29, 2020	March 31, 2019
Operating income for reportable segments	$55,672	$52,728
Unallocated corporate expenses	(6,792)	(7,913)
Amortization	(9,601)	(8,989)
Consolidated operating income	$39,279	$35,826

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS

In March 2020, the Board approved a new stock repurchase program for up to $50 million of its common stock, including amounts remaining under previous authorizations. Approximately $43.5 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of March 29, 2020. In the first quarter ended March 29, 2020, the Company repurchased 456,155 shares of its common stock at an average price of $34.09 per share at an aggregate cost of $15.6 million. The Company did not repurchase any of its common stock in the first quarter of 2019.

17.	SUBSEQUENT EVENTS

The COVID-19 pandemic caused a disruption to our business beginning in late March 2020 and continuing throughout April and into May 2020, as many of the Company's customers reduced production levels and purchases of our products. In response, the Company temporarily suspended operations at certain facilities in late March and through the month of April 2020 and furloughed affected team members with benefits, in addition to taking various cost containment and financial management measures.

In April 2020, the Company implemented certain actions to reduce its fixed cost structure, primarily in the form of labor cost reductions. We continue to analyze our cost structure and may implement additional measures as necessary due to the ongoing economic conditions resulting from the COVID-19 pandemic and related impact on demand levels within our market sectors.

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

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has had, and is expected to continue to have, a material adverse effect on our business, employees, suppliers, and customers. Despite a strong start to the year, there was an abrupt decline in OEM production in the recreational vehicle and marine markets as well as a decrease in U.S. housing starts during the second half of March 2020. We also expect an adverse impact on the Company’s sales and profitability in future periods as a result of a decrease in activity in all of our end markets. These impacts are expected to be material. However, the duration and the magnitude of these impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside of our control, including those presented in Item 1A. Risk Factors of this Quarterly Report. However, we generally expect the second quarter of 2020 to be the most significantly impacted quarter during the 2020 fiscal year.

Sustained adverse impacts to the Company, certain suppliers, and customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

We believe that the combination of our financial position, our available liquidity, the flexibility of our highly variable cost operating model and the diversification of our end markets and the geographic regions in which we operate will help to lessen the impacts of COVID-19 on the Company's operations and financial results. If the situation evolves into a more prolonged pandemic, we plan to continue to adjust mitigation measures as needed related to the health and safety of our employees as well as to operating efficiencies. Those measures have included, and could continue to include in the future, temporarily suspending select plant operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees during the pandemic. While we have enhanced, and will continue to enhance, functionality and security of technology for off-site functions, we are planning for the eventual reintroduction of our on-site workforce to our facilities.

We have taken steps to reduce the impact of the COVID-19 pandemic on our operating results, including reducing working capital, postponing non-essential capital expenditures, reducing operating costs, aligning production with demand, initiating workforce reductions and furloughs, reducing salaries, and substantially reducing discretionary spending. These countermeasures are expected to lessen the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our markets evolves, we will continue to assess the impact on the Company and plan to continue to take actions to reduce such impact on our business and operating results.

First Quarter 2020 Financial Overview

Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 55% and 56% of the Company’s sales in the first quarter ended March 29, 2020 and March 31, 2019, respectively. Sales to the RV industry decreased 6% in the first quarter of 2020 compared to the prior year quarter.

According to the Recreation Vehicle Industry Association, wholesale shipments totaled 100,404 units in the first quarter of 2020, and were virtually flat compared to 99,976 units in the first quarter of 2019. Retail unit sales in the first quarter of 2020 are estimated to have increased slightly despite the disruption to consumers related to COVID-19. Additionally, based on our estimates, RV dealer inventories at the end of the first quarter of 2020 were at their lowest level since 2014.
Marine Industry
Sales to the marine industry, which represented approximately 13% and 15% of the Company's consolidated net sales in the first quarter of 2020 and 2019, respectively, decreased 14% compared to the prior year quarter.

For the first quarter of 2020, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, decreased an estimated 5%, with aluminum fishing sales decreasing an estimated 5%; pontoon sales decreasing an estimated 2%; fiberglass sales decreasing an estimated 7%; and ski and wake sales decreasing an estimated 6%. Inventory re-calibration continued in the first quarter of 2020, with wholesale unit shipments declining at an estimated mid-to-high teens percentage rate as OEMs continued to decrease production in alignment with lower dealer inventories.

Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 19% and 17% of the Company’s sales in the first quarter of 2020 and 2019, respectively, increased 6% in the first quarter of 2020 compared to the first quarter of 2019. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased by approximately 13% in the first quarter of 2020 compared to the prior year quarter. MH wholesale unit shipments benefited from an improvement in weather conditions in the first quarter of 2020 compared to the first quarter of 2019, where wet weather conditions affected the moving of inventory and the setting of foundations and houses.

Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 13% and 12% of our sales in the first quarter of 2020 and 2019, respectively, and increased 14% in the first quarter of 2020 compared to the prior year quarter. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets.
Combined new housing starts increased 22% in the first quarter of 2020 compared to the prior year quarter, with single family housing starts increasing 12% and multifamily residential starts increasing 47% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 29, 2020 Compared to 2019
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
	March 29, 2020	March 31, 2019
Net sales	100.0%	100.0%
Cost of goods sold	81.4	82.5
Gross profit	18.6	17.5
Warehouse and delivery expenses	4.2	4.0
Selling, general and administrative expenses	6.1	6.2
Amortization of intangible assets	1.6	1.5
Operating income	6.7	5.9
Interest expense, net	1.8	1.5
Income taxes	1.3	1.0
Net income	3.6	3.4

Net Sales. Net sales in the first quarter of 2020 decreased $19.0 million, or 3%, to $589.2 million from $608.2 million in the first quarter of 2019. The consolidated net sales decrease in the first quarter of 2020 was primarily attributed to sales decreases to the RV and marine markets, partially offset by sales increases to the MH and industrial markets. The Company's RV market sales decreased 6% and marine market sales decreased 14%, while industrial market sales increased

14% and MH market sales increased 6% when compared to the prior year quarter. All four of our end markets were impacted by business disruptions and associated lost shipping days due to the COVID-19 pandemic.

The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2020 decreased approximately 1% to $3,112 from $3,131 for the first quarter of 2019. Marine powerboat content per retail unit (on a trailing twelve-month basis) for the first quarter of 2020 increased approximately 3% to an estimated $1,531 from $1,484 for the first quarter of 2019. MH content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2020 increased approximately 33% to an estimated $4,543 from $3,415 for the first quarter of 2019.

Cost of Goods Sold. Cost of goods sold decreased $21.9 million, or 4%, to $479.8 million in the first quarter of 2020 from $501.7 million in 2019. As a percentage of net sales, cost of goods sold decreased during the first quarter of 2020 to 81.4% from 82.5% in 2019.

Cost of goods sold as a percentage of net sales decreased primarily as a result of (i) cost reductions we initiated in the third quarter of 2019 which benefited our gross margins in the first quarter of 2020, (ii) synergies achieved and realized in the first quarter of 2020 from our 2018 and 2019 acquisitions and (iii) decreases in commodity cost inputs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products.
Gross Profit. Gross profit increased $3.0 million, or 3%, to $109.5 million in the first quarter of 2020 from $106.5 million in 2019. As a percentage of net sales, gross profit increased to 18.6% in the first quarter of 2020 from 17.5% in the same period in 2019. The increase in gross profit as a percentage of net sales in the first quarter of 2020 compared to the same period in 2019 reflects the impact of the factors discussed above under “Cost of Goods Sold”.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.7 million, or 3%, to $24.7 million in the first quarter of 2020 from $24.0 million in the first quarter of 2019. As a percentage of net sales, warehouse and delivery expenses were 4.2% in the first quarter of 2020 compared to 4.0% in the first quarter of 2019.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $1.8 million, or 5%, to $35.9 million in the first quarter of 2020 from $37.7 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 6.1% in the first quarter of 2020 compared to 6.2% in the first quarter of 2019.

The decrease in SG&A expenses in the first quarter of 2020 compared to 2019 is primarily due to the realization of cost reduction measures implemented in the third quarter of 2019 as well as reductions in certain SG&A spending associated with the decrease in net sales in the first quarter of 2020.

Amortization of Intangible Assets. Amortization of intangible assets increased $0.6 million, or 7%, to $9.6 million in the first quarter of 2020 from $9.0 million in the prior year quarter. The increase in the first quarter of 2020 compared to the prior year quarter primarily reflects the impact of businesses acquired in 2019.

Operating Income. Operating income increased $3.5 million, or 10%, to $39.3 million in the first quarter of 2020 from $35.8 million in 2019. As a percentage of net sales, operating income was 6.7% in the first quarter of 2020 versus 5.9% in the same period in 2019. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $1.5 million, or 17%, to $10.5 million in the first quarter of 2020 from $9.0 million in the prior year. The increase in interest expense reflects increased borrowings related to 2019 acquisitions and an increase in the Company's overall average interest rate resulting from the issuance of $300 million aggregate principal amount of 7.5% senior notes in the third quarter of 2019, partially offset by a decrease in variable interest rates on the Company's term loan and revolving credit facility.

Income Taxes. Income tax expense increased $1.6 million, or 27%, to $7.6 million from $6.0 million in the prior year period.

The increase in income tax expense is due primarily to an increase in pretax income as well as an increase in the effective tax rate in the first quarter of 2020 compared to the prior year quarter. The effective tax rate in the first quarter of 2020 and 2019 was 26.4% and 22.3%, respectively. The effective tax rate for the first quarter of 2019 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.8 million.

Use of Financial Metrics
Our MD&A includes financial metrics, such as RV, marine and MH content per unit, which we believe are important measures of the Company's business performance. Content per unit metrics are generally calculated using our market sales divided by third-party measures of industry volume. These metrics should not be considered alternatives to U.S. GAAP. Our computations of content per unit may differ from similarly titled measures used by others. These metrics should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP.

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

First Quarter Ended March 29, 2020 Compared to 2019
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated operating income is presented in Note 15 to the Notes to Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	March 29, 2020	March 31, 2019
Sales
Manufacturing	$426,839	$433,404
Distribution	171,266	183,699
Gross Profit
Manufacturing	78,947	76,827
Distribution	29,196	28,973
Operating Income
Manufacturing	45,704	44,437
Distribution	9,968	8,291

Manufacturing

Sales. Sales decreased $6.6 million, or 2%, to $426.8 million in the first quarter of 2020 from $433.4 million in the prior year quarter. This segment accounted for approximately 71% and 70% of the Company’s consolidated net sales for the first quarter of 2020 and 2019, respectively. The sales decrease in the first quarter of 2020 was primarily attributed to sales decreases to the RV and marine markets as a result of business disruptions and lost shipping days due to the COVID-19 pandemic.

Gross Profit. Gross profit increased $2.1 million, or 3%, to $78.9 million in the first quarter of 2020 from $76.8 million in the first quarter of 2019. As a percentage of sales, gross profit increased to 18.5% in the first quarter of 2020 from 17.7% in the first quarter of 2019.

Gross profit increased during the first quarter of 2020 compared to the prior year quarter primarily due to cost reduction initiatives implemented in the third quarter of 2019 as well as synergies we achieved from our 2018 and 2019 acquisitions.

Operating Income. Operating income increased $1.3 million, or 3%, to $45.7 million in the first quarter of 2020 from $44.4 million in the prior year quarter. The overall increase in operating income in the first quarter of 2020 primarily reflects the items discussed above.

Distribution

Sales. Sales decreased $12.4 million, or 7%, to $171.3 million in the first quarter of 2020 from $183.7 million in the prior year quarter. This segment accounted for approximately 29% and 30% of the Company’s consolidated net sales for the first quarter of 2020 and 2019, respectively. The sales decrease was mostly attributed to a decrease in our RV end market sales in the first quarter of 2020 compared to the prior year quarter as a result of business disruptions and lost shipping days due to the COVID-19 pandemic.

Gross Profit. Gross profit increased $0.2 million, or 1%, to $29.2 million in the first quarter of 2020 from $29.0 million in the first quarter of 2019. As a percentage of sales, gross profit increased to 17.0% in the first quarter of 2020 from 15.8% in the first quarter of 2019. The increase in gross profit margin in the first quarter of 2020 compared to the first quarter of 2019 is primarily attributed to a reduction of overall fixed costs relative to RV and MH distribution product revenue.

Operating Income. Operating income increased $1.7 million, or 20%, to $10.0 million in the first quarter of 2020 from $8.3 million in the prior year quarter. The improvement in operating income in the first quarter of 2020 primarily reflects the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As the impact of the COVID-19 pandemic on the economy, our markets and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has materially adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including reducing working capital, pausing our share repurchase program, postponing non-essential capital expenditures, reducing executive salaries, reducing operating costs by initiating workforce reductions and furloughs, and reducing discretionary spending.

Our liquidity at March 29, 2020 consisted of cash and cash equivalents of $94.5 million as well as $410.2 million of availability under our credit facility.

Cash Flows

Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $14.7 million to $13.2 million in the first quarter of 2020 from $27.9 million in the first quarter of 2019 primarily as a result of an increase in the use of cash from trade receivables of $12.3 million, primarily reflecting the timing of cash receipts from one large customer, and an increase in the use of cash from inventories of $19.4 million, due mostly to purchases of raw materials in anticipation of potential supply chain disruptions related to COVID-19. These decreases in operating cash flows were partially offset by an increase of cash flows from prepaid expenses and other assets of $4.4 million, accounts payable of $10.5 million, and other items of $2.1 million, mostly due to the timing of prepaid expenditures and accounts payable disbursements.

Investing Activities
Net cash used in investing activities increased $21.9 million to $31.8 million in the first quarter 2020 from $9.9 million in the first quarter of 2019 primarily due to an increase in cash used in business acquisitions of $23.1 million, partially offset by a decrease in capital expenditures and other investing activities of $1.2 million.
Financing Activities
Net cash flows used by financing activities increased $9.7 million to $26.2 million in the first quarter of 2020 from $16.5 million in the first quarter of 2019 primarily due to stock repurchases under our buyback program of $15.6 million with no corresponding amount in the prior year quarter and cash dividends paid to shareholders of $5.8 million with no corresponding amount in the prior year quarter. These increases in use of cash from financing activities were partially offset by a decrease in the payment of contingent consideration from a business acquisition of $2.4 million and a decrease in net repayments on our credit facility of $8.6 million and other financing activities of $0.7 million.
Summary of Liquidity and Capital Resources
The Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The Company's credit facility consists of a $550 million senior secured revolver and a $100 million senior secured term loan. The maturity date for borrowings under the credit agreement that established the credit facility is September 17, 2024. Upon the satisfaction of certain conditions, and obtaining incremental commitments from its lenders, the Company may be able to increase the borrowing capacity of the credit facility by up to $250 million. Borrowings under the credit facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the credit agreement:

•
The term loan is due in consecutive quarterly installments in the following amounts: (i) through and including June 30, 2021, $1,250,000 and (ii) beginning September 30, 2021, and each quarter thereafter, $2,500,000, with the remaining balance due at maturity;

•	The interest rates for borrowings under the revolver and the term loan are the Prime Rate or LIBOR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for LIBOR loans depending on the Company’s consolidated total leverage ratio. The Company is required to pay fees on unused but committed portions of the revolver, which range from 0.15% to 0.225%.

At March 29, 2020, the Company had $410.2 million of unused borrowing availability under its credit facility. The ability to access unused borrowing capacity under the credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement.

As of and for the March 29, 2020 reporting date, the Company was in compliance with its financial covenants as required under the terms of its credit agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the credit agreement, compared to the actual amounts as of March 29, 2020 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	4.00	2.32
Consolidated fixed charge coverage ratio (12-month period)	1.50	6.53

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2019.
 OTHER
Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August/September timeframe as well as marine open houses in the January/February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements except as required by law. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in the Company's Form 10-Qs for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations under Credit Agreement
At March 29, 2020, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $0.3 million, assuming average borrowings, including our term loan, subject to variable rates of $33.0 million, which was the amount of such borrowings outstanding at March 29, 2020 subject to variable rates. The $33.0 million excludes deferred financing costs related to the term loan and $200.0 million of borrowings outstanding under the revolver and term loan that are hedged at a fixed interest rate through interest rate swaps.

Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first three months of 2020. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS

“Item 1A. Risk Factors” of our Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2019. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2019.

The global spread of the COVID-19 virus and measures implemented to combat it have had, and are expected in the future to continue to have, a material adverse effect on our business.

The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has had, and is expected to continue to have, a material adverse effect on our business, employees, suppliers, and customers. The duration and the magnitude of the impact of the COVID-19 pandemic cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside of our control. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

•	Decreases in consumer confidence and disposable income and increases in unemployment could reduce demand for our products by our customers in all of our end markets.

•	Tightening credit standards could negatively impact credit availability to consumers which could have an adverse effect on all of our end markets.

•
Supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our customers or other restrictions affecting our business could adversely impact our planning and forecasting, our revenues and our operations.

•
Disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capabilities could result in our inability to meet our end market customer needs and achieve cost targets.

•
Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines or "stay at home" orders, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our suppliers or customers from sufficiently staffing operations, could adversely impact operations necessary for the production, distribution, sale, and support of our products.

•
Failure of third parties on which we rely, including our customers, suppliers, distributors, commercial banks, and other external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, may adversely impact our operations.

•
Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of the impact of COVID-19. If any of our customers suffer significant financial difficulties, they may be unable to pay amounts due to us timely or at all. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect our accounts receivable as they come due, there may be a material adverse effect on our financial condition, results of operations and cash flows.

•
If the Company is unable to resume normal operations in a timely fashion, its cash flows could be adversely affected, making it difficult to maintain adequate liquidity or meet debt covenants. As a result, the Company may be required to pursue additional sources of financing to meet its financial obligations and fund its operations and obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors.

•
Disruptions to our operations related to COVID-19 as a result of absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others at our facilities, or due to quarantines.

•
The COVID-19 pandemic has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices in the public equity markets, including prices of our common stock, have been highly volatile as a result of the COVID-19 pandemic.

•
Sustained adverse impacts to the Company, certain suppliers, and customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the length of its impact on the global economy, as well as any new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or mitigate its impact. The continued impact on our business as a result of the COVID-19 pandemic could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in the near-term and beyond 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 26, 2020	51,973	$52.83	—	$26,491,262
January 27 - March 1, 2020	10,000	51.54	10,000	25,975,877
March 2 - March 29, 2020	446,155	33.70	446,155	43,515,568
	508,128		456,155
(1) Amount includes 51,973 shares of common stock purchased by the Company in January 2020 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 16 to the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program, including information related to an increase in shares authorized for repurchase in March 2020.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 7, 2020	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Joshua A. Boone
Joshua A. Boone
Vice President-Finance and Chief Financial Officer