Form 10-Q
period 2020-06-28
PATRICK INDUSTRIES INC
filed 2020-08-06
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 28, 2020
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
As of July 24, 2020, there were 23,448,725 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
NET SALES	$424,045	$613,218	$1,013,277	$1,221,436
Cost of goods sold	350,324	500,557	830,075	1,002,227
GROSS PROFIT	73,721	112,661	183,202	219,209
Operating Expenses:
Warehouse and delivery	20,209	26,270	44,941	50,311
Selling, general and administrative	31,628	32,894	67,497	70,586
Amortization of intangible assets	9,778	8,268	19,379	17,257
Total operating expenses	61,615	67,432	131,817	138,154
OPERATING INCOME	12,106	45,229	51,385	81,055
Interest expense, net	10,821	8,636	21,313	17,619
Income before income taxes	1,285	36,593	30,072	63,436
Income taxes	571	9,177	8,171	15,171
NET INCOME	$714	$27,416	$21,901	$48,265

BASIC NET INCOME PER COMMON SHARE	$0.03	$1.19	$0.96	$2.09
DILUTED NET INCOME PER COMMON SHARE	$0.03	$1.18	$0.95	$2.07

Weighted average shares outstanding – Basic	22,667	23,102	22,840	23,071
Weighted average shares outstanding – Diluted	22,932	23,316	23,098	23,282

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
NET INCOME	$714	$27,416	$21,901	$48,265
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) of hedge derivatives	464	(1,931)	(2,542)	(2,985)
Other	(15)	(94)	(52)	(67)
Total other comprehensive income (loss)	449	(2,025)	(2,594)	(3,052)
COMPREHENSIVE INCOME	$1,163	$25,391	$19,307	$45,213

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	June 28, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$111,062	$139,390
Trade and other receivables, net	143,614	87,536
Inventories	261,691	253,870
Prepaid expenses and other	21,086	36,038
Total current assets	537,453	516,834
Property, plant and equipment, net	184,797	180,849
Operating lease right-of-use assets	96,065	93,546
Goodwill	326,478	319,349
Intangible assets, net	344,905	357,014
Deferred financing costs, net	2,706	2,978
Other non-current assets	392	423
TOTAL ASSETS	$1,492,796	$1,470,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$5,000	$5,000
Current operating lease liabilities	28,567	27,694
Accounts payable	115,838	96,208
Accrued liabilities	69,132	58,033
Total current liabilities	218,537	186,935
Long-term debt, less current maturities, net	673,138	670,354
Long-term operating lease liabilities	68,318	66,467
Deferred tax liabilities, net	19,056	27,284
Other long-term liabilities	20,479	22,472
TOTAL LIABILITIES	999,528	973,512
SHAREHOLDERS’ EQUITY
Common stock	173,178	172,662
Additional paid-in-capital	24,534	25,014
Accumulated other comprehensive loss	(8,292)	(5,698)
Retained earnings	303,848	305,503
TOTAL SHAREHOLDERS’ EQUITY	493,268	497,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,492,796	$1,470,993

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 28, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,901	$48,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,689	30,247
Stock-based compensation expense	6,347	8,172
Amortization of convertible notes debt discount	3,505	3,382
Deferred income taxes	(7,346)	231
Other	3,016	(810)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(55,520)	(31,514)
Inventories	(7,183)	13,699
Prepaid expenses and other assets	14,908	2,368
Accounts payable, accrued liabilities and other	25,055	19,774
Net cash provided by operating activities	39,372	93,814
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,305)	(18,177)
Proceeds from sale of property, equipment and other investing activities	126	4,357
Business acquisitions, net of cash acquired	(23,838)	(1,246)
Net cash used in investing activities	(35,017)	(15,066)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt repayments	(1,250)	(3,750)
Borrowings on revolver	8,022	389,294
Repayments on revolver	(8,022)	(439,627)
Stock repurchases under buyback program	(15,550)	—
Cash dividends paid to shareholders	(11,607)	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,860)	(3,303)
Payment of deferred financing costs	(58)	(276)
Proceeds from exercise of stock options	642	7
Payment of contingent consideration from a business acquisition	(2,000)	(4,416)
Net cash used in financing activities	(32,683)	(62,071)
Increase (decrease) in cash and cash equivalents	(28,328)	16,677
Cash and cash equivalents at beginning of year	139,390	6,895
Cash and cash equivalents at end of period	$111,062	$23,572

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Second Quarter Ended June 28, 2020
(thousands)	Common Stock		Additional Paid-in- Capital		Accumulated Other Comprehensive Loss		Retained Earnings	Total
Balance March 29, 2020	$170,626		$24,534		$(8,741)		$308,957	$495,376
Net income	—		—		—		714	714
Dividends declared	—		—		—		(5,823)	(5,823)
Other comprehensive income, net of tax	—		—		449		—	449
Issuance of shares upon exercise of common stock options	642		—		—		—	642
Shares used to pay taxes on stock grants	(126)		—		—		—	(126)
Stock-based compensation expense	2,036		—		—		—	2,036
Balance June 28, 2020	$173,178		$24,534		$(8,292)		$303,848	$493,268

Six Months Ended June 28, 2020
(thousands)	Common Stock		Additional Paid-in- Capital		Accumulated Other Comprehensive Loss		Retained Earnings	Total
Balance December 31, 2019	$172,662		$25,014		$(5,698)		$305,503	$497,481
Net income	—		—		—		21,901	21,901
Dividends declared	—		—		—		(11,801)	(11,801)
Other comprehensive loss, net of tax	—		—		(2,594)		—	(2,594)
Share repurchases under buyback program	(3,315)	—	(480)	—	—	—	(11,755)	(15,550)
Issuance of shares upon exercise of common stock options	642		—		—		—	642
Shares used to pay taxes on stock grants	(3,158)		—		—		—	(3,158)
Stock-based compensation expense	6,347		—		—		—	6,347
Balance June 28, 2020	$173,178		$24,534		$(8,292)		$303,848	$493,268

Second Quarter Ended June 30, 2019
(thousands)	Common Stock		Additional Paid-in- Capital		Accumulated Other Comprehensive Loss		Retained Earnings	Total
Balance March 31, 2019	$161,949		$25,124		$(3,707)		$245,723	$429,089
Net income	—		—		—		27,416	27,416
Other comprehensive loss, net of tax	—		—		(2,025)		—	(2,025)
Shares used to pay taxes on stock grants	(91)		—		—		—	(91)
Issuance of shares upon exercise of common stock options	3		—		—		—	3
Stock-based compensation expense	4,225		—		—		—	4,225
Balance June 30, 2019	$166,086		$25,124		$(5,732)		$273,139	$458,617

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)
Six Months Ended June 30, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	48,265	48,265
Other comprehensive loss, net of tax	—	—	(3,052)	—	(3,052)
Shares used to pay taxes on stock grants	(3,528)	—	—	—	(3,528)
Issuance of shares upon exercise of common stock options	6	—	—	—	6
Stock-based compensation expense	8,172	—	—	—	8,172
Balance June 30, 2019	$166,086	$25,124	$(5,732)	$273,139	$458,617

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 28, 2020 and December 31, 2019, and its results of operations and cash flows for the second quarter and six months ended June 28, 2020 and June 30, 2019.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 28, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2020 ended on June 28, 2020 and the second quarter of fiscal year 2019 ended on June 30, 2019.
In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 28, 2020, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 17 for more information.

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

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, which amends certain provisions of Accounting Standards Codification ("ASC") 326, “Financial Instruments-Credit Loss”. The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. Additionally, entities are required to disclose more information with respect to credit quality indicators, including information used to track credit quality by year of origination for most financing receivables. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", a new standard providing final guidance to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements.

3.	REVENUE RECOGNITION

In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarter Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$139,628	$64,498	$204,126
Manufactured Housing	36,407	53,907	90,314
Industrial	61,679	8,878	70,557
Marine	54,860	4,188	59,048
Total	$292,574	$131,471	$424,045

	Six Months Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$366,413	$157,933	$524,346
Manufactured Housing	82,012	120,671	202,683
Industrial	133,126	16,023	149,149
Marine	130,289	6,810	137,099
Total	$711,840	$301,437	$1,013,277

	Second Quarter Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$240,677	$100,244	$340,921
Manufactured Housing	44,739	65,200	109,939
Industrial	62,823	9,534	72,357
Marine	86,036	3,965	90,001
Total	$434,275	$178,943	$613,218
`

	Six Months Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total Reportable Segments
Market type:
Recreational Vehicle	$475,555	$207,802	$683,357
Manufactured Housing	86,942	129,016	215,958
Industrial	123,751	17,583	141,334
Marine	173,711	7,076	180,787
Total	$859,959	$361,477	$1,221,436

Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	June 28, 2020	December 31, 2019
Raw materials	$174,758	$162,238
Work in process	14,143	14,272
Finished goods	27,617	28,446
Less: reserve for inventory obsolescence	(12,054)	(10,123)
Total manufactured goods, net	204,464	194,833
Materials purchased for resale (distribution products)	59,523	60,918
Less: reserve for inventory obsolescence	(2,296)	(1,881)
Total materials purchased for resale (distribution products), net	57,227	59,037
Total inventories	$261,691	$253,870

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 28, 2020 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2019	$268,402	$50,947	$319,349
Acquisitions	6,008	—	6,008
Adjustments to preliminary purchase price allocations	(603)	1,724	1,121
Balance - June 28, 2020	$273,807	$52,671	$326,478

Intangible assets, net consist of the following as of June 28, 2020 and December 31, 2019:

(thousands)	June 28, 2020	Weighted Average Useful Life (in years)	December 31, 2019	Weighted Average Useful Life (in years)
Customer relationships	$360,962	10.1	$357,513	10.1
Non-compete agreements	15,149	5.0	16,202	5.0
Patents	16,495	14.6	16,495	14.6
Trademarks	89,058	Indefinite	88,524	Indefinite
	481,664		478,734
Less: accumulated amortization	(136,759)		(121,720)
Intangible assets, net	$344,905		$357,014

Changes in the carrying value of intangible assets for the six months ended June 28, 2020 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2019	$282,123	$74,891	$357,014
Acquisitions	9,220	—	9,220
Amortization	(15,838)	(3,541)	(19,379)
Impairment of intangible assets (1)	(119)	(1,831)	(1,950)
Adjustments to preliminary purchase price allocations	138	(138)	—
Balance - June 28, 2020	$275,524	$69,381	$344,905

(1) Certain immaterial operations permanently ceased activities during the second quarter of 2020. As a result, we recorded a $2.0 million pre-tax impairment of customer relationships and trademarks of these operations after determining the net carrying value of the assets was no longer recoverable. The impairment was calculated using our internal projections of discounted cash flows, which rely on Level 3 inputs in the fair value hierarchy based on the unobservable nature of the underlying data. The impairment was recorded in selling, general and administrative in our condensed consolidated statements of income for the second quarter and six months ended June 28, 2020.
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

Despite the excess fair value identified in our 2019 impairment tests, we assessed during the quarter and six months ended June 28, 2020 whether the impact of the COVID-19 pandemic on overall macroeconomic conditions and our operating income for the second quarter and six months ended June 28, 2020 indicated that at June 28, 2020 it was more likely than not that our goodwill and trademarks were impaired. We evaluated among other factors (i) the results of our 2019 impairment tests; (ii) our market capitalization at June 28, 2020 in relation to the carrying amount of shareholders’ equity at June 28, 2020 and to fair values determined during our 2019 impairment tests; (iii) the results of our operations during the second quarter and six months ended June 28, 2020 in relation to our projections; and (iv) our analysis of the impact on the fair values determined during our 2019 impairment tests using more recent projections and discount rates that account for various risks and uncertainties, including the duration and extent of impact to our business, related to the COVID-19 pandemic.

Based on the results of our assessment, and other than immaterial impairments discussed above, we determined it was more likely than not that our goodwill and trademarks were not impaired as of June 28, 2020. However, we are unable to predict how long the COVID-19-related conditions will persist, what additional measures may be introduced by governments or private parties, or what effect any such additional measures may have on demand for our products or those of our customers in each of our end markets. As such, we may be required to perform quantitative impairment tests in future periods preceding our annual impairment test date, and the outcome of such tests could result in an impairment of our goodwill or our trademarks.

6.	ACQUISITIONS

General
The Company did not make any acquisitions in the second quarter of 2020 and completed three acquisitions in the first six months of 2020 (the "2020 Acquisitions"). For the second quarter and six months ended June 28, 2020, net sales included in the Company's condensed consolidated statements of income related to the 2020 acquisitions were $3.3 million and $3.8 million, respectively. Acquisition-related costs incurred in the first six months of 2020 were immaterial. The Company made no acquisitions in the first six months of 2019.

As of June 28, 2020, the aggregate fair value of the estimated contingent consideration payments was $7.8 million, $5.9 million of which is included in the line item "Accrued liabilities" and $1.9 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position. At December 31, 2019, the aggregate fair value of the estimated contingent consideration payments was $9.6 million, $2.0 million of which was included in the line item "Accrued liabilities" and $7.6 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $12.3 million in the aggregate. In the first six months of 2020, the Company made cash payments of $2.0 million related to contingent consideration arrangements, recording a corresponding reduction to accrued liabilities.

2020 Acquisitions
Acquisitions completed in the first six months of 2020 include the previously announced acquisitions of Maple City Woodworking Corporation, a Goshen, Indiana-based manufacturer of hardwood cabinet doors and fascia for the recreational vehicle market, and SEI Manufacturing, Inc., a Cromwell, Indiana-based manufacturer of towers, T-Tops, hardtops, rails, gates and other aluminum exterior products for the marine market. The total cash consideration for the 2020 Acquisitions was $25.0 million. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. The 2020 Acquisitions are included in the Manufacturing segment.
2019 Acquisitions
The Company completed three acquisitions in 2019 ( the "2019 Acquisitions"), including the previously announced acquisitions of Topline Counters, LLC, a Sumner, Washington-based designer and manufacturer of kitchen and bathroom countertops for residential and commercial markets, and G.G. Schmitt & Sons, Inc. ("G.G. Schmitt"), a Sarasota, Florida-based designer and manufacturer of customized hardware and structural components for the marine industry. The total cash consideration for the 2019 Acquisitions was $53.1 million, plus contingent consideration over a one-year period based on future performance in connection with the acquisition of G.G. Schmitt. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the second quarter and first six months of 2020 related to the 2019 Acquisitions were immaterial. The 2019 Acquisitions are included in the Manufacturing segment.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2020 Acquisitions and the 2019 Acquisitions:

(thousands)	Trade receivables	Inventories	Property, plant and equipment	Prepaid expenses & other	Intangible assets	Goodwill	Less: Total liabilities	Less: Deferred tax liability, net	Total net assets acquired

2020	$962	$1,883	$7,913	$17	$9,220	$6,008	$1,005	$—	$24,998

2019 (1)	$9,711	$6,012	$5,380	$104	$17,765	$25,205	$6,512	$1,922	$55,743

(1) Total net assets acquired for the 2019 Acquisitions reflect the preliminary estimated liability of $2.6 million pertaining to the fair value of contingent consideration based on future performance relating to the acquisition of G.G. Schmitt.
Pro Forma Information
The following pro forma information for the second quarter and six months ended June 28, 2020 and June 30, 2019 assumes the 2020 Acquisitions and the 2019 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2020 Acquisitions and 2019 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.2 million for the six months ended June 28, 2020 and $0.6 million and $1.2 million for the second quarter and six months ended June 30, 2019, respectively.

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue	$424,045	$636,454	$1,018,631	$1,267,907
Net income	714	28,949	22,480	51,140
Basic net income per common share	0.03	1.25	0.98	2.22
Diluted net income per common share	0.03	1.24	0.97	2.20

The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION

The Company recorded expense of $2.0 million and $6.3 million for the second quarter and six months ended June 28, 2020, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense for the second quarter and six months ended June 28, 2020 includes a reduction of expense due to certain forfeitures and adjustments in the amount of $2.4 million. For the second quarter and six months ended June 30, 2019, the Company recorded stock-based compensation expense of $4.3 million and $8.2 million, respectively.

The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first six months of 2020 totaling 275,740 shares in the aggregate at an average fair value of $53.78 at grant date for a total fair value at grant date of $14.8 million. In addition, in the second quarter of 2020, the Board approved stock option grants representing 465,000 shares in the aggregate at an exercise price of $41.33 per share. The total cost to be expensed over the three-year vesting period will be $6.6 million, or $14.25 per share, with an underlying volatility of 42% under the Black Scholes option pricing model.

As of June 28, 2020, there was approximately $30.3 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 19.9 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the second quarter and six months of 2020 and 2019 is as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income for basic and diluted per share calculation	$714	$27,416	$21,901	$48,265
Weighted average common shares outstanding - basic	22,667	23,102	22,840	23,071
Effect of potentially dilutive securities	265	214	258	211
Weighted average common shares outstanding - diluted	22,932	23,316	23,098	23,282
Basic net income per common share	$0.03	$1.19	$0.96	$2.09
Diluted net income per common share	$0.03	$1.18	$0.95	$2.07

9.	DEBT

A summary of total debt outstanding at June 28, 2020 and December 31, 2019 is as follows:

(thousands)	June 28, 2020	December 31, 2019
Long-term debt:
Revolver due 2024	$135,000	$135,000
Term loan due 2024	96,250	97,500
7.5% senior notes due 2027	300,000	300,000
1.0% convertible notes due 2023	172,500	172,500
Total long-term debt	703,750	705,000
Less: convertible notes debt discount, net	(19,755)	(23,260)
Less: senior notes deferred financing costs, net	(5,365)	(5,844)
Less: current maturities of long-term debt	(5,000)	(5,000)
Less: term loan deferred financing costs, net	(492)	(542)
Total long-term debt, less current maturities, net	$673,138	$670,354

There were no material changes to any of our debt arrangements during the second quarter and six months ended June 28, 2020.

Interest rates for borrowings under the revolver and term loan are the prime rate or LIBOR plus a margin. At June 28, 2020, all of the Company's borrowings under the revolver and term loan were under the LIBOR-based option. The interest rate for incremental borrowings at June 28, 2020 was LIBOR plus 1.5% (or 1.69%) for the LIBOR-based option. The fee payable on committed but unused portions of the revolver was 0.20% at June 28, 2020.

Total cash interest paid was $15.6 million and $6.3 million for the second quarter of 2020 and 2019, respectively, and $18.2 million and $12.8 million for the first six months of 2020 and 2019, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company has historically entered into interest rate swaps. As of June 28, 2020, the Company had a combined notional principal amount of $200.0 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.

The following table summarizes the fair value of derivative contracts included in the condensed consolidated statements of financial position (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	June 28, 2020	December 31, 2019
Interest rate swaps	Other long-term liabilities	$9,292	$5,868

The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, which are classified as Level 2 in the fair value hierarchy.

See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes unrealized gains and losses on derivatives that qualify as hedges of cash flows, cumulative foreign currency translation and other adjustments. The activity in accumulated other comprehensive loss during the second quarter and six months ended June 28, 2020 and June 30, 2019 was as follows:

Second Quarter Ended June 28, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at March 29, 2020	$(7,380)	$(1,270)	$(91)	$(8,741)
Other comprehensive income (loss) (net of tax (benefit) of ($158), $0 and $0)	464	—	(15)	449
Balance at June 28, 2020	$(6,916)	$(1,270)	$(106)	$(8,292)

Six Months Ended June 28, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive loss (net of tax of $882, $0 and $0)	(2,542)	—	(52)	(2,594)
Balance at June 28, 2020	$(6,916)	$(1,270)	$(106)	$(8,292)

Second Quarter Ended June 30, 2019
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at March 31, 2019	$(3,027)	$(675)	$(5)	$(3,707)
Other comprehensive loss (net of tax of $659, $0 and $0)	(1,931)	—	(94)	(2,025)
Balance at June 30, 2019	$(4,958)	$(675)	$(99)	$(5,732)

Six Months Ended June 30, 2019
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive loss (net of tax of $1,015, $0 and $0)	(2,985)	—	(67)	(3,052)
Balance at June 30, 2019	$(4,958)	$(675)	$(99)	$(5,732)

Reclassification adjustments out of accumulated other comprehensive loss were immaterial for all periods presented.

12.	LEASES

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Second Quarter Ended
(thousands)	June 28, 2020	June 30, 2019
Operating lease cost	$8,399	$7,901

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,279	$6,875

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,474	$8,668

	Six Months Ended
(thousands)	June 28, 2020	June 30, 2019
Operating lease cost	$16,568	$15,688

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,362	$13,599

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,902	$9,245

Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	June 28, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$96,065	$93,546
Liabilities
Operating lease liabilities, current portion	$28,567	$27,694
Long-term operating lease liabilities	68,318	66,467
Total lease liabilities	$96,885	$94,161

Weighted average remaining lease term, operating leases (in years)	4.1	4.2
Weighted average discount rate, operating leases	3.7%	3.7%

Maturities of lease liabilities were as follows at June 28, 2020:

(thousands)
2020 (excluding the six months ended June 28, 2020)	$16,235
2021	28,873
2022	22,920
2023	17,072
2024	11,341
Thereafter	7,955
Total lease payments	104,396
Less imputed interest	(7,511)
Total	$96,885

Leases have remaining lease terms of one year to ten years.

13.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market, are reported on the condensed consolidated statements of financial position as a component of "Cash and cash equivalents". The carrying amount of cash equivalents, valued using Level 1 inputs and approximating fair value because of their relatively short maturities, was approximately $90.0 million and $132.6 million at June 28, 2020 and December 31, 2019, respectively. The estimated fair value of our senior notes, calculated using Level 2 inputs, was approximately $306.2 million and $320.3 million at June 28, 2020 and December 31, 2019, respectively. The carrying amounts of our term loan and our revolver, valued using Level 2 inputs, approximated fair value as of June 28, 2020 and December 31, 2019 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of our convertible notes, calculated using Level 2 inputs, was approximately $166.6 million and $162.5 million as of June 28, 2020 and December 31, 2019, respectively.

14.	INCOME TAXES

The effective tax rate in the second quarter of 2020 and 2019 was 44.4% and 25.1%, respectively, and the effective tax rate for the comparable six month periods was 27.2% and 23.9%, respectively. The effective tax rate for the second quarter and six months of 2020 reflects the impact of $2.2 million of permanent tax differences due to certain Coronavirus Aid, Relief, and Economic Security Act payroll tax credits. In addition, the effective tax rate for the first six months of 2019 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.9 million.

Cash paid for income taxes for the second quarter and six months of 2020 was immaterial. The Company paid income taxes of $21.1 million and $22.6 million in the second quarter and six months of 2019, respectively.

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

Second Quarter Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$292,574	$131,471	$424,045
Intersegment sales	5,114	1,085	6,199
Total sales	297,688	132,556	430,244
Operating income	22,410	6,938	29,348

Second Quarter Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$434,275	$178,943	$613,218
Intersegment sales	8,331	1,118	9,449
Total sales	442,606	180,061	622,667
Operating income	48,787	10,800	59,587

Six Months Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$711,840	$301,437	$1,013,277
Intersegment sales	12,687	2,385	15,072
Total sales	724,527	303,822	1,028,349
Operating income	68,114	16,906	85,020

Six Months Ended June 30, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$859,959	$361,477	$1,221,436
Intersegment sales	16,051	2,283	18,334
Total sales	876,010	363,760	1,239,770
Operating income	93,224	19,091	112,315

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating income for reportable segments	$29,348	$59,587	$85,020	$112,315
Unallocated corporate expenses	(7,464)	(6,090)	(14,256)	(14,003)
Amortization	(9,778)	(8,268)	(19,379)	(17,257)
Consolidated operating income	$12,106	$45,229	$51,385	$81,055

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS

In March 2020, the Board approved a new stock repurchase program for up to $50 million of its common stock, including amounts remaining under previous authorizations. Approximately $43.5 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of June 28, 2020. No stock repurchases were made in the second quarter of 2020. In the first six months 2020, the Company repurchased 456,155 shares of its common stock at an average price of $34.09 per share at an aggregate cost of $15.6 million. The Company did not repurchase any of its common stock in the second quarter and first six months of 2019.

17.	SUBSEQUENT EVENT

In August 2020, the Company announced the completion of the acquisition of Inland Plywood Company (“Inland”), a supplier, laminator and wholesale distributor of treated, untreated, and laminated plywood, medium density overlay panels, and other specialty products, primarily serving the marine market as well as the recreational vehicle and industrial markets for a net initial purchase price of $46.0 million. Inland is headquartered in Pontiac, Michigan with an additional facility located in Cocoa, Florida. The acquisition of Inland includes the acquisition of working capital, machinery and equipment, and real estate.

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

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

The second quarter of 2020 exhibited distinct trends in each month of April, May and June, which are historically among our strongest sales months, as we responded to COVID-19 market volatility. Beginning in late March and early April of 2020, we temporarily curtailed production in certain of our facilities in alignment with reductions in OEM customer production levels, which resulted in a significant decline in revenue during April from each of our end markets. Cost reduction measures implemented at the end of the first quarter of 2020, in order to more closely align our direct and indirect labor costs with the decreased level of business activities, helped to mitigate the financial impact of the revenue decline in April. These cost reduction measures also positively impacted the rest of the second quarter of 2020. In early May 2020 our facilities started to incrementally increase production levels as demand began to recover in our end markets, and the majority of our direct labor force, many of whom had been furloughed with benefits in April, returned to work in our RV, marine, MH and industrial facilities. While the first half of May 2020 was impacted by the temporary shutdowns in operations, the second half of May 2020 experienced a strong increase in end market demand compared to the first half of the month. This momentum continued in June 2020, where our revenues from the RV and industrial markets increased from the prior year, while revenues from the marine and MH markets recovered more gradually but still exhibited a positive trajectory.

While current trends in our end markets are encouraging, we believe the combination of our strong financial position, our available liquidity, the flexibility of our highly variable cost operating model, and the diversification of our end markets and the geographic regions in which we operate will help us to manage through any future volatility in our business caused by the pandemic, while allowing us to take advantage of opportunities that may arise in our markets.

The safety and well-being of our team members continue to be a key priority during the COVID-19 pandemic. We have successfully implemented extensive safety measures to adapt to this new environment. Those measures have included modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, and other industry best practices needed to continue to maintain a healthy and safe environment for our employees during the pandemic.

Second Quarter and Six Months 2020 Financial Overview

Recreational Vehicle ("RV") Industry
The RV industry is our largest market and comprised 48% and 56% of the Company’s sales in the second quarter ended June 28, 2020 and June 30, 2019, respectively, and 52% and 56% for the comparative 2020 and 2019 six month periods. Sales to the RV industry decreased 40% in the second quarter of 2020 and 23% in the first six months, respectively, compared to the prior year periods.

According to the Recreation Vehicle Industry Association, wholesale shipments totaled 75,663 units in the second quarter of 2020, decreasing 35% compared to 116,605 units in the second quarter of 2019. Wholesale unit shipments for the first six months of 2020 decreased 19% for the first six months of 2020, totaling 176,067 units compared to 216,581 units in the prior year period. Retail unit sales are estimated to have decreased 17% and 13% during the second quarter and first six months of 2020, respectively. Decreases in wholesale and retail RV shipments in the second quarter and first six months of 2020 are largely attributed to COVID-19 market disruptions. Based on our estimates, RV dealer inventories at the end of the second quarter of 2020 were at their lowest level since 2014 due to a combination of reduced wholesale shipments by the OEMs during the quarter and a recovery in retail sales in the latter part of May and throughout June 2020.
Marine Industry
Sales to the marine industry, which represented approximately 14% of the Company's consolidated net sales in the second quarter of 2020 and 2019, decreased 34% in the second quarter of 2020 compared to the prior year quarter. For the first six months of 2020 and 2019, sales to the marine industry represented 13% and 15% of consolidated net sales, respectively, declining 24% in 2020 compared to the prior year period.

For the second quarter of 2020, overall marine retail unit shipments in the powerboat sector, which is the Company's primary marine market, decreased an estimated 7%, with aluminum fishing sales decreasing an estimated 11%; pontoon sales decreasing an estimated 3%; fiberglass sales decreasing an estimated 10%; and ski and wake sales increasing an estimated 1%. Wholesale unit shipments declined an estimated 39% during the quarter, reflecting the impact of COVID-19 OEM production shutdowns. For the first six months of 2020, overall marine retail unit shipments in the powerboat sector decreased an estimated 7%, with aluminum fishing sales decreasing an estimated 10%; pontoon sales decreasing an estimated 4%; fiberglass sales decreasing an estimated 9%; and ski and wake sales virtually flat. Wholesale unit shipments declined an estimated 27% during the first six months of 2020, due mostly to temporary OEM production shutdowns.

Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 21% and 18% of the Company’s sales in the second quarter of 2020 and 2019, respectively, decreased 18% in the second quarter of 2020 compared to the second quarter of 2019. MH sales for the first six months of 2020, representing 20% and 18% of the Company's sales for the 2020 and 2019 periods, decreased 6% in the first six months of 2020 compared to the prior year period. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments decreased by approximately 14% in the second quarter of 2020 compared to the prior year quarter and decreased 1% for the first six months of 2020 compared to the prior year period. MH wholesale unit shipments were impacted due to temporary OEM plant shutdowns in the second quarter and first six months of 2020 as well as COVID-19 related construction delays during these periods.

Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 17% and 12% of our sales in the second quarter of 2020 and 2019, respectively, and decreased 2% in the second quarter of 2020 compared to the prior year quarter. Sales to the industrial market represented 15% and 11% of our sales for the first six months of 2020 and 2019, respectively, and increased 6% in the first six months of 2020 compared to the prior year period. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets.
Combined new housing starts decreased 17% in the second quarter of 2020 compared to the prior year quarter, with single family housing starts decreasing 13% and multifamily residential starts decreasing 27%. For the first six months of 2020, combined new housing starts increased 1% compared to the prior year period, with single family housing starts decreasing 1% and multifamily residential starts increasing 5%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 28, 2020 Compared to 2019
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.6	81.6	81.9	82.1
Gross profit	17.4	18.4	18.1	17.9
Warehouse and delivery	4.8	4.3	4.4	4.1
Selling, general and administrative	7.4	5.4	6.7	5.8
Amortization of intangible assets	2.3	1.3	1.9	1.4
Operating income	2.9	7.4	5.1	6.6
Interest expense, net	2.6	1.4	2.1	1.4
Income taxes	0.1	1.5	0.8	1.2
Net income	0.2	4.5	2.2	4.0

Net Sales. Net sales in the second quarter of 2020 decreased $189.2 million, or 31%, to $424.0 million from $613.2 million in the second quarter of 2019. The consolidated net sales decrease in the second quarter of 2020 was attributed to sales decreases in all four of our end markets. The Company's RV market sales decreased 40%, marine market sales decreased 34%, industrial market sales decreased 2% and MH market sales decreased 18% when compared to the prior year quarter.

Net sales in the first six months of 2020 decreased $208.1 million, or 17%, to $1,013.3 million from $1,221.4 million in the first six months of 2019. The consolidated net sales decrease in the first six months of 2020 was attributed to sales decreases in three of our end markets. The Company's RV market sales decreased 23%, marine market sales decreased 24% and MH market sales decreased 6% while industrial market sales increased 6% when compared to the prior year period.

During the second quarter and six months ended June 28, 2020, all four of our end markets were impacted by business disruptions and associated lost production and shipping days due to the COVID-19 pandemic.

Revenue attributable to acquisitions completed in the second quarter and first six months of 2020 was $3.3 million and $3.8 million, respectively.

The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2020 decreased approximately 2% to $3,086 from $3,135 for the second quarter of 2019. Marine powerboat content per retail unit (on a trailing twelve-month basis) for the second quarter of 2020 decreased approximately 13% to an estimated $1,439 from $1,659 for the second quarter of 2019. MH content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2020 increased approximately 16% to an estimated $4,501 from $3,889 for the second quarter of 2019.

Cost of Goods Sold. Cost of goods sold decreased $150.3 million, or 30%, to $350.3 million in the second quarter of 2020 from $500.6 million in 2019, primarily reflecting the decrease in net sales in the quarter. As a percentage of net sales, cost of goods sold increased during the second quarter of 2020 to 82.6% from 81.6% in 2019. This percentage increase is largely attributed to additional costs incurred and production inefficiencies related to business disruption of our end markets as a result of the COVID-19 pandemic.

Cost of goods sold decreased $172.1 million, or 17%, to $830.1 million in the first six months of 2020 from $1,002.2 million in 2019, primarily reflecting the decrease in net sales in the period. As a percentage of net sales, cost of goods sold decreased during the first six months of 2020 to 81.9% from 82.1% in 2019.

Cost of goods sold as a percentage of net sales decreased in the first six months of 2020 primarily as a result of (i) cost reductions we initiated in the third quarter of 2019, (ii) synergies achieved and realized in the first six months of 2020 from our 2018 and 2019 acquisitions and (iii) decreases in commodity cost inputs. These decreases in cost of goods sold were partially offset by additional costs incurred and production inefficiencies related to business disruption of our end markets as a result of the COVID-19 pandemic.
Gross Profit. Gross profit decreased $39.0 million, or 35%, to $73.7 million in the second quarter of 2020 from $112.7 million in 2019. As a percentage of net sales, gross profit decreased to 17.4% in the second quarter of 2020 from 18.4% in the same period in 2019. Gross profit decreased $36.0 million, or 16%, to $183.2 million in the first six months of 2020 from $219.2 million in 2019. As a percentage of net sales, gross profit increased to 18.1% in the first six months of 2020 from 17.9% in the same period in 2019.

The changes in gross profit as a percentage of net sales in the second quarter and first six months of 2020 compared to the same periods in 2019 reflect the impact of the factors discussed above under “Cost of Goods Sold”.

Warehouse and Delivery Expenses. Warehouse and delivery expenses decreased $6.1 million, or 23%, to $20.2 million in the second quarter of 2020 from $26.3 million in the second quarter of 2019. As a percentage of net sales, warehouse and delivery expenses were 4.8% in the second quarter of 2020 compared to 4.3% in the second quarter of 2019. Warehouse and delivery expenses decreased $5.4 million, or 11%, to $44.9 million in the first six months of 2020 from $50.3 million in the first six months of 2019. As a percentage of net sales, warehouse and delivery expenses were 4.4% in the first six months of 2020 compared to 4.1% in the same period in 2019.

The increase in warehouse and delivery expenses as a percentage of net sales for the second quarter and first six months of 2020 primarily reflects the fixed nature of certain of these expenses and operating inefficiencies as net sales declined.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses decreased $1.3 million, or 4%, to $31.6 million in the second quarter of 2020 from $32.9 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 7.4% in the second quarter of 2020 compared to 5.4% in the second quarter of 2019.

SG&A expenses decreased $3.1 million, or 4%, to $67.5 million in the first six months of 2020 from $70.6 million in the prior year period. As a percentage of net sales, SG&A expenses were 6.7% in the first six months of 2020 compared to 5.8% in the prior year period.

The decrease in SG&A expenses in the second quarter of 2020 compared to 2019 is primarily due to the realization of cost reduction measures implemented in the third quarter of 2019 and the first quarter of 2020 as well as reductions in certain SG&A spending associated with the decrease in net sales in the second quarter and first six months of 2020. The increase in SG&A expenses as a percentage of net sales in the second quarter and first six months of 2020 compared to prior year periods is attributed to the decline in net sales from the impact of COVID-19, discussed above.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.5 million, or 18%, to $9.8 million in the second quarter of 2020 from $8.3 million in the prior year quarter and increased $2.1 million, or 12%, to $19.4 million in the first six months of 2020 from $17.3 million in the prior year period. The increase in the second quarter and first six months of 2020 compared to the prior year periods primarily reflects the impact of businesses acquired in 2019 and 2020.

Operating Income. Operating income decreased $33.1 million, or 73%, to $12.1 million in the second quarter of 2020 from $45.2 million in 2019. As a percentage of net sales, operating income was 2.9% in the second quarter of 2020 versus 7.4% in the same period in 2019. Operating income decreased $29.7 million, or 37%, to $51.4 million in the first six months of 2020 from $81.1 million in 2019. As a percentage of net sales, operating income was 5.1% in the first six months of 2020 versus 6.6% in the same period in 2019. The change in operating income and operating income percentage is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $2.2 million, or 25%, to $10.8 million in the second quarter of 2020 from $8.6 million in the prior year. For the first six months of 2020, interest expense increased $3.7 million, or 21%, to $21.3 million from $17.6 million in the prior year period.

The increase in interest expense in the second quarter and first six months of 2020 reflects increased borrowings related to 2019 and 2020 acquisitions and an increase in the Company's overall average interest rate resulting from the issuance of $300 million aggregate principal amount of 7.5% senior notes in the third quarter of 2019.

Income Taxes. Income tax expense decreased $8.6 million, or 94%, to $0.6 million in the second quarter of 2020 from $9.2 million in the prior year period. For the first six months of 2020, income tax expense decreased $7.0 million, or 46%, to $8.2 million for the first six months of 2020 from $15.2 million in the prior year period. The decrease in both the second quarter and first six months of 2020 is attributed to the decrease in taxable income for both periods.

The effective tax rate in the second quarter of 2020 and 2019 was 44.4% and 25.1%, respectively, and the effective tax rate for the comparable six month periods was 27.2% and 23.9%, respectively. The effective tax rate for the second quarter and six months of 2020 reflects the impact of $2.2 million of permanent tax differences due to certain Coronavirus Aid, Relief, and Economic Security Act payroll tax credits. In addition, the effective tax rate for the first six months of 2019 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.9 million.

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

Second Quarter and Six Months Ended June 28, 2020 Compared to 2019
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.

The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated operating income is presented in Note 15 of the Notes to Condensed Consolidated Financial Statements.

	Second Quarter Ended		Six Months Ended
(thousands)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Sales
Manufacturing	$297,688	$442,606	$724,527	$876,010
Distribution	132,556	180,061	303,822	363,760
Gross Profit
Manufacturing	48,957	80,700	127,904	157,527
Distribution	23,192	30,800	52,388	59,773
Operating Income
Manufacturing	22,410	48,787	68,114	93,224
Distribution	6,938	10,800	16,906	19,091

Manufacturing

Sales. Sales decreased $144.9 million, or 33%, to $297.7 million in the second quarter of 2020 from $442.6 million in the prior year quarter. For the first six months of 2020, sales decreased $151.5 million, or 17%, to $724.5 million from $876.0 million in the prior year period. This segment accounted for approximately 69% and 71% of the Company’s consolidated net sales for the second quarter of 2020 and 2019, respectively, and 70% of the Company's consolidated net sales for the first six months of 2020 and 2019. The sales decrease in the second quarter and first six months of 2020 was primarily attributed to sales decreases in our primary end markets as a result of business disruptions and lost production and shipping days due to the COVID-19 pandemic.

Gross Profit. Gross profit decreased $31.7 million, or 39%, to $49.0 million in the second quarter of 2020 from $80.7 million in the second quarter of 2019. For the first six months of 2020, gross profit decreased $29.6 million, or 19%, to $127.9 million from $157.5 million in 2019. As a percentage of sales, gross profit decreased to 16.5% in the second quarter of 2020 from 18.2% in the second quarter of 2019 and decreased to 17.7% in the first six months of 2020 from 18.0% in the prior year period. Gross profit as a percentage of net sales decreased during the second quarter and first six months of 2020 compared to the prior year periods primarily due to additional costs and operational inefficiencies as a result of business disruptions from the COVID-19 pandemic.

Operating Income. Operating income decreased $26.4 million, or 54%, to $22.4 million in the second quarter of 2020 from $48.8 million in the prior year quarter. For the first six months of 2020, operating income decreased $25.1 million, or 27%, to $68.1 million from $93.2 million in the prior year. The overall decrease in operating income in the second quarter and first six months of 2020 primarily reflects the items discussed above.

Distribution

Sales. Sales decreased $47.5 million, or 26%, to $132.6 million in the second quarter of 2020 from $180.1 million in the prior year quarter. For the first six months of 2020, sales decreased $60.0 million, or 16%, to $303.8 million from $363.8 million in the prior year period. This segment accounted for approximately 31% and 29% of the Company’s consolidated net sales for the second quarter of 2020 and 2019, respectively, and 30% of consolidated net sales for the first six months of 2020 and 2019. The sales decrease in the second quarter and first six months of 2020 was primarily attributed to sales decreases in our primary end markets as a result of business disruptions and lost production and shipping days due to the COVID-19 pandemic.

Gross Profit. Gross profit decreased $7.6 million, or 25%, to $23.2 million in the second quarter of 2020 from $30.8 million in the second quarter of 2019. For the first six months of 2020, gross profit decreased $7.4 million, or 12%, to $52.4 million from $59.8 million in 2019. As a percentage of sales, gross profit increased to 17.5% in the second quarter of 2020 from 17.1% in the second quarter of 2019 and increased to 17.2% in the first six months of 2020 from 16.4% in the prior year period.

As a percentage of sales, gross profit increased during the second quarter and first six months of 2020 compared to the prior year periods primarily due to realized synergies from certain 2018 and 2019 acquisitions, partially offset by additional costs and operational inefficiencies as a result of business disruptions from the COVID-19 pandemic.

Operating Income. Operating income decreased $3.9 million, or 36%, to $6.9 million in the second quarter of 2020 from $10.8 million in the prior year quarter. For the first six months of 2020, operating income decreased $2.2 million, or 11%, to $16.9 million from $19.1 million in the prior year. The overall decrease in operating income in the second quarter and first six months of 2020 primarily reflects the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As the impact of the COVID-19 pandemic on the economy, our markets and our operations evolves, we will continue to assess our liquidity needs. After a postponement of non-essential capital expenditures in the second quarter of 2020, the Company expects to return to its historical levels of capital expenditures in the second half of 2020 reflecting the anticipated recovery of our end markets.

Our liquidity at June 28, 2020 consisted of cash and cash equivalents of $111.1 million and $410.2 million of unused borrowing availability under our credit facility.

Cash Flows

Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $54.4 million to $39.4 million in the first six months of 2020 from $93.8 million in the first six months of 2019 primarily due to (i) a decrease of net income of $26.4 million due to disruptions in our end markets as a result of the COVID-19 pandemic; (ii) an increase in the use of cash from trade receivables of $24.0 million, primarily due to the timing of customer cash payments at the end of our fiscal second quarter; (iii) an increase in the use of cash from inventories of $20.8 million, due mostly to purchases of inventory in June 2020 as a result of an increase in demand in our end markets; and (iv) a decrease of deferred income tax liabilities of $7.6 million. These decreases in operating cash flows were partially offset by an increase of cash flows from prepaid expenses and other assets of $12.5 million and accounts payable of $5.2 million and an increase of depreciation and amortization of $4.4 million.
Investing Activities
Net cash used in investing activities increased $19.9 million to $35.0 million in the first six months of 2020 from $15.1 million in the first six months of 2019 primarily due to an increase in cash used in business acquisitions of $22.6 million and a decrease in proceeds from sale of property, plant, and equipment and other investing activities of $4.2 million, partially offset by a decrease in capital expenditures of $6.9 million.
Financing Activities
Net cash flows used by financing activities decreased $29.4 million to $32.7 million in first six months of 2020 from $62.1 million in the first six months of 2019 primarily due to a net decrease in repayments on our revolving credit facility and term loan of $52.8 million and other financing activities of $3.8 million, partially offset by stock repurchases under our buyback program of $15.6 million with no corresponding amount in the prior year period and cash dividends paid to shareholders of $11.6 million with no corresponding amount in the prior year period.
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

At June 28, 2020, the Company had $410.2 million of unused borrowing availability under its credit facility. The ability to access unused borrowing capacity under the credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement.

As of and for the June 28, 2020 reporting date, the Company was in compliance with its financial covenants as required under the terms of its credit agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the credit agreement, compared to the actual amounts as of June 28, 2020 and for the fiscal period then ended are as follows:

	Required	Actual
Maximum consolidated total leverage ratio (12-month period)	4.00	2.31
Minimum consolidated fixed charge coverage ratio (12-month period)	1.50	5.65

Working capital requirements vary from period to period depending on manufacturing volumes, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.

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

Debt Obligations under Credit Agreement
At June 28, 2020, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $0.3 million, assuming average borrowings, including our term loan, subject to variable rates of $31.3 million, which was the amount of such borrowings outstanding at June 28, 2020 subject to variable rates. The $31.3 million excludes deferred financing costs related to the term loan and $200.0 million of borrowings outstanding under the revolver and term loan that are hedged at a fixed interest rate through interest rate swaps.
Commodity Price Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the second quarter and first six months of 2020. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
If the Company is unable to maintain normal operations, or subsequently is unable to resume normal operations in a timely fashion, its cash flows could be adversely affected, making it difficult to maintain adequate liquidity or meet debt covenants. As a result, the Company may be required to pursue additional sources of financing to meet its financial obligations and fund its operations and obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30 - April 26, 2020	—	$—	—	43,515,568
April 27 - May 31, 2020	2,383	43.43	—	43,515,568
June 1 - June 28, 2020	143	62.37	—	43,515,568
	2,526		—
(1) Represents shares of common stock purchased by the Company for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 6, 2020	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
President and Chief Executive Officer

Date: August 6, 2020	By:	/s/ John A. Forbes
John A. Forbes
Interim Chief Financial Officer