Form 10-Q
period 2020-09-27
PATRICK INDUSTRIES INC
filed 2020-11-05
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 27, 2020
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
As of October 23, 2020, there were 23,363,124 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
NET SALES	$700,707	$566,186	$1,713,984	$1,787,622
Cost of goods sold	567,210	461,851	1,397,285	1,464,078
GROSS PROFIT	133,497	104,335	316,699	323,544
Operating Expenses:
Warehouse and delivery	25,263	23,917	70,204	74,228
Selling, general and administrative	38,184	33,817	105,681	104,403
Amortization of intangible assets	10,221	9,191	29,600	26,448
Total operating expenses	73,668	66,925	205,485	205,079
OPERATING INCOME	59,829	37,410	111,214	118,465
Interest expense, net	10,507	8,603	31,820	26,222
Income before income taxes	49,322	28,807	79,394	92,243
Income taxes	11,986	7,490	20,157	22,661
NET INCOME	$37,336	$21,317	$59,237	$69,582

BASIC NET INCOME PER COMMON SHARE	$1.65	$0.92	$2.60	$3.02
DILUTED NET INCOME PER COMMON SHARE	$1.62	$0.92	$2.57	$2.99

Weighted average shares outstanding – Basic	22,674	23,076	22,784	23,073
Weighted average shares outstanding – Diluted	23,072	23,273	23,088	23,279

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
NET INCOME	$37,336	$21,317	$59,237	$69,582
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) of hedge derivatives	989	(240)	(1,553)	(3,225)
Other	60	19	8	(48)
Total other comprehensive income (loss)	1,049	(221)	(1,545)	(3,273)
COMPREHENSIVE INCOME	$38,385	$21,096	$57,692	$66,309

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

	As of
(thousands)	September 27, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$62,347	$139,390
Trade and other receivables, net	175,533	87,536
Inventories	281,374	253,870
Prepaid expenses and other	12,580	36,038
Total current assets	531,834	516,834
Property, plant and equipment, net	197,415	180,849
Operating lease right-of-use assets	105,410	93,546
Goodwill	356,433	319,349
Intangible assets, net	380,919	357,014
Deferred financing costs, net	2,544	2,978
Other non-current assets	384	423
TOTAL ASSETS	$1,574,939	$1,470,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$5,000	$5,000
Current operating lease liabilities	29,565	27,694
Accounts payable	117,088	96,208
Accrued liabilities	101,296	58,033
Total current liabilities	252,949	186,935
Long-term debt, less current maturities, net	673,852	670,354
Long-term operating lease liabilities	76,873	66,467
Deferred tax liabilities, net	26,100	27,284
Other long-term liabilities	19,336	22,472
TOTAL LIABILITIES	1,049,110	973,512
SHAREHOLDERS’ EQUITY
Common stock	177,308	172,662
Additional paid-in-capital	24,440	25,014
Accumulated other comprehensive loss	(7,243)	(5,698)
Retained earnings	331,324	305,503
TOTAL SHAREHOLDERS’ EQUITY	525,829	497,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,574,939	$1,470,993

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,237	$69,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,955	46,449
Stock-based compensation expense	11,177	12,039
Amortization of convertible notes debt discount	5,302	5,123
Deferred income taxes	(4,057)	(794)
Other	3,521	235
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(78,701)	(44,359)
Inventories	(12,885)	9,084
Prepaid expenses and other assets	23,787	4,319
Accounts payable, accrued liabilities and other	52,422	20,355
Net cash provided by operating activities	112,758	122,033
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,159)	(22,227)
Proceeds from sale of property, equipment and other investing activities	117	4,509
Business acquisitions, net of cash acquired	(123,382)	(22,350)
Net cash used in investing activities	(145,424)	(40,068)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	7,500
Term debt repayments	(2,500)	(3,750)
Borrowings on revolver	8,198	648,460
Repayments on revolver	(8,198)	(905,792)
Stock repurchases under buyback program	(20,286)	(3,583)
Proceeds from issuance of senior notes	—	300,000
Cash dividends paid to shareholders	(17,265)	—
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(2,910)	(3,359)
Payment of deferred financing costs	(58)	(7,214)
Proceeds from exercise of stock options	642	6
Payment of contingent consideration from a business acquisition	(2,000)	(4,416)
Net cash (used in) provided by financing activities	(44,377)	27,852
Increase (decrease) in cash and cash equivalents	(77,043)	109,817
Cash and cash equivalents at beginning of year	139,390	6,895
Cash and cash equivalents at end of period	$62,347	$116,712
See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Third Quarter Ended September 27, 2020
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance June 28, 2020	$173,178	$24,534	$(8,292)	$303,848	$493,268
Net income	—	—	—	37,336	37,336
Dividends declared	—	—	—	(5,865)	(5,865)
Other comprehensive income, net of tax	—	—	1,049	—	1,049
Share repurchases under buyback program	(647)	(94)	—	(3,995)	(4,736)
Shares used to pay taxes on stock grants	(53)	—	—	—	(53)
Stock-based compensation expense	4,830	—	—	—	4,830
Balance September 27, 2020	$177,308	$24,440	$(7,243)	$331,324	$525,829

Nine Months Ended September 27, 2020
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2019	$172,662	$25,014	$(5,698)	$305,503	$497,481
Net income	—	—	—	59,237	59,237
Dividends declared	—	—	—	(17,666)	(17,666)
Other comprehensive loss, net of tax	—	—	(1,545)	—	(1,545)
Share repurchases under buyback program	(3,962)	(574)	—	(15,750)	(20,286)
Issuance of shares upon exercise of common stock options	642	—	—	—	642
Shares used to pay taxes on stock grants	(3,211)	—	—	—	(3,211)
Stock-based compensation expense	11,177	—	—	—	11,177
Balance September 27, 2020	$177,308	$24,440	$(7,243)	$331,324	$525,829

Third Quarter Ended September 29, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance June 30, 2019	$166,086	$25,124	$(5,732)	$273,139	$458,617
Net income	—	—	—	21,317	21,317
Other comprehensive loss, net of tax	—	—	(221)	—	(221)
Stock repurchases under buyback program	(674)	(104)	—	(2,805)	(3,583)
Shares used to pay taxes on stock grants	(59)	—	—	—	(59)
Stock-based compensation expense	3,867	—	—	—	3,867
Balance September 29, 2019	$169,220	$25,020	$(5,953)	$291,651	$479,938

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)
Nine Months Ended September 29, 2019
(thousands)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	69,582	69,582
Other comprehensive loss, net of tax	—	—	(3,273)	—	(3,273)
Stock repurchases under buyback program	(674)	(104)	—	(2,805)	(3,583)
Shares used to pay taxes on stock grants	(3,587)	—	—	—	(3,587)
Issuance of shares upon exercise of common stock options	6	—	—	—	6
Stock-based compensation expense	12,039	—	—	—	12,039
Balance September 29, 2019	$169,220	$25,020	$(5,953)	$291,651	$479,938

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 27, 2020 and December 31, 2019, its results of operations for the third quarter and nine months ended September 27, 2020 and September 29, 2019 and its statements of cash flows for the nine months ended September 27, 2020 and September 29, 2019.

Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The December 31, 2019 condensed consolidated statement of financial position data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 27, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2020 ended on September 27, 2020 and the third quarter of fiscal year 2019 ended on September 29, 2019.
In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 27, 2020, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

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

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted EPS calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

3.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarter Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$290,326	$130,845	$421,171
Manufactured Housing	45,845	61,908	107,753
Industrial	69,242	9,090	78,332
Marine	88,861	4,590	93,451
Total	$494,274	$206,433	$700,707

	Nine Months Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$656,739	$288,778	$945,517
Manufactured Housing	127,857	182,579	310,436
Industrial	202,368	25,113	227,481
Marine	219,150	11,400	230,550
Total	$1,206,114	$507,870	$1,713,984

	Third Quarter Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$218,706	$91,313	$310,019
Manufactured Housing	44,159	64,959	109,118
Industrial	64,541	7,566	72,107
Marine	72,306	2,636	74,942
Total	$399,712	$166,474	$566,186
`

	Nine Months Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$694,261	$299,115	$993,376
Manufactured Housing	131,101	193,975	325,076
Industrial	188,292	25,149	213,441
Marine	246,017	9,712	255,729
Total	$1,259,671	$527,951	$1,787,622
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	September 27, 2020	December 31, 2019
Raw materials	$196,298	$162,238
Work in process	15,955	14,272
Finished goods	28,225	28,446
Less: reserve for inventory obsolescence	(13,301)	(10,123)
Total manufactured goods, net	227,177	194,833
Materials purchased for resale (distribution products)	56,676	60,918
Less: reserve for inventory obsolescence	(2,479)	(1,881)
Total materials purchased for resale (distribution products), net	54,197	59,037
Total inventories	$281,374	$253,870

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 27, 2020 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2019	$268,402	$50,947	$319,349
Acquisitions	35,087	8,980	44,067
Adjustments to preliminary purchase price allocations	(8,708)	1,725	(6,983)
Balance - September 27, 2020	$294,781	$61,652	$356,433

Intangible assets, net consist of the following as of September 27, 2020 and December 31, 2019:

(thousands)	September 27, 2020	December 31, 2019
Customer relationships	$394,687	$357,513
Non-compete agreements	15,231	16,202
Patents	16,555	16,495
Trademarks	101,426	88,524
	527,899	478,734
Less: accumulated amortization	(146,980)	(121,720)
Intangible assets, net	$380,919	$357,014

Changes in the carrying value of intangible assets for the nine months ended September 27, 2020 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2019	$282,123	$74,891	$357,014
Acquisitions and other	36,409	13,096	49,505
Amortization	(24,313)	(5,287)	(29,600)
Impairment of intangible assets (1)	(119)	(1,831)	(1,950)
Adjustments to preliminary purchase price allocations	6,095	(145)	5,950
Balance - September 27, 2020	$300,195	$80,724	$380,919
(1) Certain immaterial operations permanently ceased activities during the nine months ended September 27, 2020. As a result, we recorded a $2.0 million pre-tax impairment of customer relationships and trademarks of these operations after determining the net carrying value of the assets was no longer recoverable. The impairment was calculated using our internal projections of discounted cash flows, which rely on Level 3 inputs in the fair value hierarchy based on the unobservable nature of the underlying data. The impairment was recorded in selling, general and administrative in our condensed consolidated statements of income for the nine months ended September 27, 2020.
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

Despite the excess fair value identified in our 2019 impairment tests, we assessed during the quarter and nine months ended September 27, 2020 whether the impact of the COVID-19 pandemic on overall macroeconomic conditions and our results of operations for the third quarter and nine months ended September 27, 2020 indicated that at September 27, 2020 it was more likely than not that our goodwill and trademarks were impaired. We evaluated among other factors (i) the results of our 2019 impairment tests; (ii) our market capitalization at September 27, 2020 in relation to the carrying amount of shareholders’ equity at September 27, 2020 and to fair values determined during our 2019 impairment tests; (iii) the results of our operations during the third quarter and nine months ended September 27, 2020 in relation to our projections; and (iv) our analysis of the impact on the fair values determined during our 2019 impairment tests using more recent projections and discount rates that account for various risks and uncertainties, including the duration and extent of impact to our business, related to the COVID-19 pandemic.

Based on the results of our assessment, and other than immaterial impairments discussed above, we concluded that no triggering events had occurred which would indicate the fair values of our goodwill and trademarks may be less than the carrying values at September 27, 2020. However, we are unable to predict how long the COVID-19-related conditions will persist, what additional measures may be introduced by governments or private parties, or what effect any such additional measures may have on demand for our products or those of our customers in each of our end markets. As such, the outcome of our 2020 impairment tests, which we will perform in the fourth quarter of 2020, could result in an impairment of our goodwill or our trademarks.

6.	ACQUISITIONS

General
The Company completed six acquisitions in the third quarter of 2020 and completed nine acquisitions in the first nine months of 2020 (the "2020 Acquisitions"). For the third quarter and nine months ended September 27, 2020, net sales included in the Company's condensed consolidated statements of income related to the 2020 Acquisitions were $19.6 million and $23.3 million, respectively. Operating income related to the 2020 Acquisitions for the third quarter and nine months ended September 27, 2020 was approximately $2.1 million and $2.2 million, respectively. Acquisition-related costs incurred in the first nine months of 2020 were immaterial. The Company completed two acquisitions in the first nine months of 2019. For the third quarter and first nine months ended September 29, 2019, revenue and operating income included in the Company's condensed consolidated statements of income were immaterial. Acquisition-related costs incurred in the first nine months of 2019 were immaterial.

As of September 27, 2020, the aggregate fair value of the estimated contingent consideration payments was $8.0 million, $6.1 million of which is included in the line item "Accrued liabilities" and $1.9 million is included in “Other long-term liabilities” on the condensed consolidated statement of financial position. At December 31, 2019, the aggregate fair value of the estimated contingent consideration payments was $9.6 million, $2.0 million of which was included in the line item "Accrued liabilities" and $7.6 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $14.8 million in the aggregate. In the first nine months of 2020, the Company made cash payments of $2.0 million related to contingent consideration arrangements, recording a corresponding reduction to accrued liabilities.

2020 Acquisitions
Acquisitions completed in the first nine months of 2020 include the following previously announced acquisitions:

Company	Description
Maple City Woodworking Corporation	Manufacturer of hardwood cabinet doors and fascia for the recreational vehicle ("RV") market based in Goshen, Indiana
SEI Manufacturing, Inc.	Manufacturer of towers, T-Tops, hardtops, rails, gates and other aluminum exterior products for the marine market located in Cromwell, Indiana
Inland Plywood Company	Supplier, laminator, and wholesale distributor of treated, untreated, and laminated plywood, medium density overlay panels, and other specialty products, primarily serving the marine market as well as the RV and industrial markets headquartered in Pontiac, Michigan with an additional facility in Cocoa, Florida
Synergy RV Transport	Transportation and logistics service provider primarily for original equipment manufacturers and dealers in the RV market located in Goshen, Indiana
Front Range Stone	Fabricator and installer of natural stone, quartz, solid surface, and laminate countertops, primarily serving big box home improvement retailers, home builders and commercial contractors in the industrial market based in Englewood, Colorado
Inclusive of four immaterial acquisitions not discussed above, total cash consideration for the 2020 Acquisitions was approximately $124 million, plus contingent consideration over a maximum of a one-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the third quarter and first nine months of 2020 related to the 2020 Acquisitions were immaterial. The 2020 Acquisitions are included in the Manufacturing segment except for Synergy RV Transport, which is included in the Distribution segment.

2019 Acquisitions
The Company completed four acquisitions in 2019 (the "2019 Acquisitions"), including the previously announced acquisitions of Topline Counters, LLC ("Topline Counters"), a Sumner, Washington-based designer and manufacturer of kitchen and bathroom countertops for residential and commercial markets, and G.G. Schmitt & Sons, Inc. ("G.G. Schmitt"), a Sarasota, Florida-based designer and manufacturer of customized hardware and structural components for the marine industry. The total cash consideration for the 2019 Acquisitions was $53.1 million, plus contingent consideration over a one-year period based on future performance in connection with the acquisition of G.G. Schmitt. Valuation activities and purchase accounting adjustments have been finalized on all 2019 Acquisitions, except for the finalization of tangible assets for Topline Counters. Changes to preliminary purchase accounting estimates recorded in the third quarter and first nine months of 2020 related to the 2019 Acquisitions were immaterial. The 2019 Acquisitions are included in the Manufacturing segment.

The following table summarizes the fair values of the consideration paid, assets acquired, and the liabilities assumed as of the date of acquisition for the 2020 Acquisitions and the 2019 Acquisitions:

(thousands)	2020 Acquisitions	2019 Acquisitions
Consideration
Cash, net of cash acquired	$124,013	$53,307
Contingent consideration(1)	1,813	1,160
Total consideration	125,826	54,467

Assets Acquired
Trade receivables	$9,785	$9,692
Inventories	16,073	5,803
Prepaid expenses & other	502	20
Property, plant & equipment	15,633	6,567
Operating lease right-of-use assets	6,222	5,653
Identifiable intangible assets	49,445	23,715
Liabilities Assumed
Accounts payable & accrued liabilities	(6,264)	(6,514)
Operating lease obligations	(6,222)	(5,653)
Deferred tax liabilities, net	(3,415)	(1,922)
Total fair value of net assets acquired	81,759	37,361
Goodwill(2)	44,067	17,106
	$125,826	$54,467
(1) These amounts reflect the preliminary estimated liability pertaining to the fair value of contingent consideration based on future performance relating to certain acquisitions.
(2) Goodwill is tax-deductible for the 2020 Acquisitions, except Front Range Stone (approximately $14.1 million), and for the 2019 Acquisitions, except GG Schmitt (approximately $5.4 million). For acquisitions, the excess of purchase price consideration over the fair value of net assets acquired is recorded as goodwill, which generally represents the combined value of the Company's existing purchasing, manufacturing, sales, industry relationships, and systems resources with the organizational talent and expertise of the acquired companies' respective management teams to maximize efficiencies, revenue impact, market share growth, and net income.

We estimate the value of acquired property, plant, and equipment using a combination of the income, cost, and market approaches, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the acquired businesses.

The following table presents our estimates of identifiable intangibles for the 2020 Acquisitions and the 2019 Acquisitions:

		(thousands)
	Estimated Useful Life (in years)	2020 Acquisitions	2019 Acquisitions
Customer relationships	10	$37,723	$18,112
Non-compete agreements	5	492	150
Trademarks	Indefinite	11,230	5,453
		$49,445	$23,715
We estimate the value of customer relationships using the multi-period excess earnings method, which is a variation on the income approach, calculating the present value of incremental after-tax cash flows attributable to the asset. Non-compete agreements are valued using a discounted cash flow approach, which is a variation of an income approach, with and without the individual counterparties to the non-compete agreements. Trademarks are valued using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value.

Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 27, 2020 and September 29, 2019 assumes the 2020 Acquisitions and the 2019 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2020 Acquisitions and 2019 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.5 million and $2.2 million for the third quarter and nine months ended September 27, 2020, respectively, and $1.4 million and $4.0 million for the third quarter and nine months ended September 29, 2019, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue	$719,953	$621,936	$1,798,914	$1,961,263
Net income	38,412	24,914	65,392	80,077
Basic net income per common share	1.69	1.08	2.87	3.47
Diluted net income per common share	1.66	1.07	2.83	3.44

The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION

The Company recorded expense of $4.9 million and $11.2 million for the third quarter and nine months ended September 27, 2020, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense for the nine months ended September 27, 2020 includes a reduction of expense due to certain forfeitures and adjustments in the amount of $2.3 million. For the third quarter and nine months ended September 29, 2019, the Company recorded stock-based compensation expense of $3.8 million and $12.0 million, respectively.

The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first nine months of 2020 totaling 275,740 shares in the aggregate at an average fair value of $53.78 per share at grant date for a total fair value at grant date of $14.8 million. In addition, in the second quarter of 2020, the Board approved stock option grants representing 465,000 shares in the aggregate at an exercise price of $41.33 per share. The total cost to be expensed over the three-year vesting period will be $6.6 million, or $14.25 per share, with an underlying volatility of 42% under the Black Scholes option pricing model.

As of September 27, 2020, there was approximately $25.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 17.4 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the third quarter and nine months of 2020 and 2019 is as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income for basic and diluted per share calculation	$37,336	$21,317	$59,237	$69,582
Weighted average common shares outstanding - basic	22,674	23,076	22,784	23,073
Effect of potentially dilutive securities	398	197	304	206
Weighted average common shares outstanding - diluted	23,072	23,273	23,088	23,279
Basic net income per common share	$1.65	$0.92	$2.60	$3.02
Diluted net income per common share	$1.62	$0.92	$2.57	$2.99

An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method.

9.	DEBT

A summary of total debt outstanding at September 27, 2020 and December 31, 2019 is as follows:

(thousands)	September 27, 2020	December 31, 2019
Long-term debt:
1.0% convertible notes due 2023	$172,500	$172,500
Term loan due 2024	95,000	97,500
Revolver due 2024	135,000	135,000
7.5% senior notes due 2027	300,000	300,000
Total long-term debt	702,500	705,000
Less: convertible notes debt discount, net	(17,958)	(23,260)
Less: term loan deferred financing costs, net	(463)	(542)
Less: senior notes deferred financing costs, net	(5,227)	(5,844)
Less: current maturities of long-term debt	(5,000)	(5,000)
Total long-term debt, less current maturities, net	$673,852	$670,354

There were no material changes to any of our debt arrangements during the third quarter and nine months ended September 27, 2020.

Interest rates for borrowings under the revolver and term loan are the prime rate or LIBOR plus a margin. At September 27, 2020, all of the Company's borrowings under the revolver and term loan were under the LIBOR-based option. The interest rate for incremental borrowings at September 27, 2020 was LIBOR plus 1.5% (or 1.69%) for the LIBOR-based option. The fee payable on committed but unused portions of the revolver was 0.20% at September 27, 2020.

Total cash interest paid was $3.2 million and $6.9 million for the third quarter of 2020 and 2019, respectively, and $21.4 million and $19.7 million for the first nine months of 2020 and 2019, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company has historically entered into interest rate swaps. As of September 27, 2020, the Company had a combined notional principal amount of $200.0 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.

The following table summarizes the fair value of derivative contracts included in the condensed consolidated statements of financial position (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	September 27, 2020	December 31, 2019
Interest rate swaps	Other long-term liabilities	$7,964	$5,868

The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, which are classified as Level 2 in the fair value hierarchy.

See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes unrealized gains and losses on derivatives that qualify as hedges of cash flows, cumulative foreign currency translation and other adjustments. The activity in accumulated other comprehensive loss during the third quarter and nine months ended September 27, 2020 and September 29, 2019 was as follows:

Third Quarter Ended September 27, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at June 28, 2020	$(6,916)	$(1,270)	$(106)	$(8,292)
Other comprehensive income (net of tax of $340, $0 and $0)	989	—	60	1,049
Balance at September 27, 2020	$(5,927)	$(1,270)	$(46)	$(7,243)

Nine Months Ended September 27, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive income (loss) (net of tax benefit of $542, $0 and $0)	(1,553)	—	8	(1,545)
Balance at September 27, 2020	$(5,927)	$(1,270)	$(46)	$(7,243)

Third Quarter Ended September 29, 2019
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at June 30, 2019	$(4,958)	$(675)	$(99)	$(5,732)
Other comprehensive income (loss) (net of tax benefit of $83, $0 and $0)	(240)	—	19	(221)
Balance at September 29, 2019	$(5,198)	$(675)	$(80)	$(5,953)

Nine Months Ended September 29, 2019
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2018	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive loss (net of tax benefit of $1,098, $0 and $0)	(3,225)	—	(48)	(3,273)
Balance at September 29, 2019	$(5,198)	$(675)	$(80)	$(5,953)

Reclassification adjustments out of accumulated other comprehensive loss were immaterial for all periods presented.

12.	LEASES

Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Third Quarter Ended
(thousands)	September 27, 2020	September 29, 2019
Operating lease cost	$8,525	$7,848

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,317	$6,946

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,091	$5,522

	Nine Months Ended
(thousands)	September 27, 2020	September 29, 2019
Operating lease cost	$25,093	$23,536

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,680	$20,545

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$34,993	$14,767
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	September 27, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$105,410	$93,546
Liabilities
Operating lease liabilities, current portion	$29,565	$27,694
Long-term operating lease liabilities	76,873	66,467
Total lease liabilities	$106,438	$94,161

Weighted average remaining lease term, operating leases (in years)	4.2	4.2
Weighted average discount rate, operating leases	3.9%	3.7%

Maturities of lease liabilities were as follows at September 27, 2020:

(thousands)
2020 (excluding the nine months ended September 27, 2020)	$8,561
2021	31,924
2022	26,328
2023	20,593
2024	14,552
Thereafter	14,283
Total lease payments	116,241
Less imputed interest	(9,803)
Total	$106,438

Leases have remaining lease terms of one year to ten years.

13.	FAIR VALUE MEASUREMENTS

The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market, are reported on the condensed consolidated statements of financial position as a component of "Cash and cash equivalents". The carrying amount of cash equivalents, valued using Level 1 inputs and approximating fair value because of their relatively short maturities, was approximately $31.0 million and $132.6 million at September 27, 2020 and December 31, 2019, respectively. The estimated fair value of our senior notes, calculated using Level 2 inputs, was approximately $326.1 million and $320.3 million at September 27, 2020 and December 31, 2019, respectively. The carrying amounts of our term loan and our revolver, valued using Level 2 inputs, approximated fair value as of September 27, 2020 and December 31, 2019 based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The estimated fair value of our convertible notes, calculated using Level 2 inputs, was approximately $166.9 million and $162.5 million as of September 27, 2020 and December 31, 2019, respectively.

14.	INCOME TAXES

The effective tax rate in the third quarter of 2020 and 2019 was 24.3% and 26.0%, respectively, and the effective tax rate for the comparable nine month periods was 25.4% and 24.6%, respectively. The effective tax rate for the third quarter of 2020 reflects the impact of certain federal and state income tax benefits and the first nine months of 2020 reflects the impact of $2.2 million of permanent tax differences due to certain Coronavirus Aid, Relief, and Economic Security Act payroll tax credits. In addition, the effective tax rate for the first nine months of 2019 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.9 million.

Cash paid for income taxes, net of refunds, was $1.8 million and $1.6 million for the third quarter and nine months of 2020, respectively, and $7.4 million and $30.0 million in the third quarter and nine months of 2019, respectively.

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

Third Quarter Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$494,274	$206,433	$700,707
Intersegment sales	12,004	1,640	13,644
Total sales	506,278	208,073	714,351
Operating income	63,312	16,444	79,756

Third Quarter Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$399,712	$166,474	$566,186
Intersegment sales	8,102	1,078	9,180
Total sales	407,814	167,552	575,366
Operating income	42,353	9,041	51,394

Nine Months Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,206,114	$507,870	$1,713,984
Intersegment sales	24,691	4,025	28,716
Total sales	1,230,805	511,895	1,742,700
Operating income	131,426	33,350	164,776

Nine Months Ended September 29, 2019
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,259,671	$527,951	$1,787,622
Intersegment sales	24,153	3,361	27,514
Total sales	1,283,824	531,312	1,815,136
Operating income	135,577	28,132	163,709

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating income for reportable segments	$79,756	$51,394	$164,776	$163,709
Unallocated corporate expenses	(9,706)	(4,793)	(23,962)	(18,796)
Amortization	(10,221)	(9,191)	(29,600)	(26,448)
Consolidated operating income	$59,829	$37,410	$111,214	$118,465

Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS

In March 2020, the Board approved a new stock repurchase program for up to $50 million of its common stock, including amounts remaining under previous authorizations. Approximately $38.8 million remains available in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of September 27, 2020. In the third quarter of 2020, the Company repurchased 88,950 shares of its common stock at an average price of $53.24 for an aggregate cost of approximately $4.7 million. In the first nine months of 2020, the Company repurchased 545,105 shares of its common stock at an average price of $37.22 per share for an aggregate cost of approximately $20.3 million. During the third quarter and first nine months of 2019, the Company repurchased 98,201 shares at an average price of $36.50 per share for an aggregate cost of approximately $3.6 million.

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

OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE

Our four primary end markets each experienced sharp recoveries in the third quarter of 2020 following the production disruptions related to the COVID-19 pandemic in the second quarter of 2020. In aggregate, we achieved our highest quarterly sales in the Company's history in the third quarter of 2020, with revenue from the RV, marine and industrial end markets increasing in the third quarter of 2020 compared to the prior year. RV and marine original equipment manufacturers ("OEMs") experienced a strong increase in dealer demand in the third quarter of 2020, when compared to the prior year quarter, driven by increases in RV and marine retail sales against a background of low RV and marine dealer inventories. Our industrial end market benefited in the third quarter of 2020 from increases in housing starts and an increase in home improvement activity. Our MH end market recovered in the third quarter of 2020 from COVID-19 production disruptions in the second quarter of 2020, and OEM demand in this end market is strong despite short-term OEM labor and supply constraints experienced in the third quarter of 2020. In addition, our team members are currently working full production schedules, having adopted CDC, state, and local best practice safety protocols.

Third Quarter and Nine Months 2020 Financial Overview

Recreational Vehicle ("RV") Industry
The RV industry is our largest market and comprised 60% and 55% of the Company’s sales in the third quarter ended September 27, 2020 and September 29, 2019, respectively, and 55% and 56% for the comparative 2020 and 2019 nine month periods. Sales to the RV industry increased 36% in the third quarter of 2020 and decreased 5% in the first nine months of 2020, compared to the prior year periods.

According to the Recreation Vehicle Industry Association, wholesale shipments totaled 124,033 units in the third quarter of 2020, increasing 33% compared to 93,357 units in the third quarter of 2019. Towable and motorized wholesale unit shipments increased 37% and 5%, respectively, for the third quarter of 2020 compared to the prior year quarter. Wholesale unit shipments for the first nine months of 2020 decreased 3%, totaling 300,100 units compared to 309,938 units in the prior year period. Towable and motorized wholesale unit shipments decreased 1% and 20%, respectively, for the first nine months of 2020 compared to the prior year period. Retail unit sales are estimated to have increased between 25%-30% and between 4%-6% during the third quarter and first nine months of 2020, respectively. The increase in wholesale and retail RV shipments in the third quarter of 2020 was attributed to an increase in consumer demand in the RV industry against a background of low dealer inventory. The decrease in wholesale shipments in the first nine months of 2020 is largely attributed to COVID-19 market disruptions. The increase in retail unit sales for the first nine months of 2020 is largely due to the increase in consumer demand in the RV industry, partially offset by COVID-19 market disruptions. Based on our estimates, RV dealer inventories at the end of the third quarter of 2020 were at their lowest level since 2014.
Marine Industry
Sales to the marine industry, which represented approximately 14% and 13% of the Company's sales in the third quarter of 2020 and 2019, respectively, increased 25% in the third quarter of 2020 compared to the prior year quarter. Sales to the marine industry, representing 14% of sales in the first nine months of 2020 and 2019, decreased 10% in the 2020 period compared to the prior year period.

For the third quarter of 2020, overall marine wholesale unit shipments in the powerboat sector, which is the Company's primary marine market, decreased an estimated 4%, with aluminum fishing sales decreasing an estimated 7%; pontoon sales decreasing an estimated 2%; fiberglass sales decreasing an estimated 4% and ski and wake sales decreasing an estimated 2%. The decrease in wholesale marine shipments in the third quarter of 2020 was attributed to marine OEM capacity constraints that were the result of an rapid transition from production shutdowns related to the COVID-19 pandemic in the late first quarter and early second quarter of 2020 to production acceleration in response to a sharp increase in consumer demand in the third quarter of 2020. For the first nine months of 2020, overall marine wholesale unit shipments in the powerboat sector decreased an estimated 19%, with aluminum fishing sales decreasing an estimated 11%; pontoon sales decreasing an estimated 25%; fiberglass sales decreasing an estimated 22% and ski and wake sales decreasing an estimated 20%. The decrease in wholesale unit shipments during the first nine months of 2020 is primarily attributed to temporary OEM production shutdowns during the late first quarter and early second quarter of 2020 in addition to OEM capacity constraints in the third quarter of 2020, discussed above.

Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 15% and 19% of the Company’s sales in the third quarter of 2020 and 2019, respectively, decreased 1% in the third quarter of 2020 compared to the third quarter of 2019. MH sales represented 18% of the Company's sales for the first nine months of 2020 and 2019 and decreased 5% in the first nine months of 2020 compared to the prior year period. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments decreased by approximately 2% in the third quarter of 2020 compared to the prior year quarter and decreased 2% for the first nine months of 2020 compared to the prior year period. MH wholesale unit shipments were impacted by OEM labor and supply constraints in the third quarter of 2020 and temporary OEM plant shutdowns in the first nine months of 2020 related to the COVID-19 pandemic.

Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 11% and 13% of our sales in the third quarter of 2020 and 2019, respectively, and increased 9% in the third quarter of 2020 compared to the prior year quarter. Sales to the industrial market represented 13% and 12% of our sales for the first nine months of 2020 and 2019, respectively, and increased 7% in the first nine months of 2020 compared to the prior year period. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets.
Combined housing starts increased 11% in the third quarter of 2020 compared to the prior year quarter, with single family housing starts increasing 17% and multifamily residential starts decreasing 1%. For the first nine months of 2020, combined new housing starts increased 5% compared to the prior year period, with single family housing starts increasing 6% and multifamily residential starts increasing 4%. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail housing starts by four to nine months.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 27, 2020 Compared to 2019
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.9	81.6	81.5	81.9
Gross profit	19.1	18.4	18.5	18.1
Warehouse and delivery	3.6	4.2	4.1	4.2
Selling, general and administrative	5.4	6.0	6.2	5.8
Amortization of intangible assets	1.5	1.6	1.7	1.5
Operating income	8.5	6.6	6.5	6.6
Interest expense, net	1.5	1.5	1.9	1.5
Income taxes	1.7	1.3	1.2	1.3
Net income	5.3	3.8	3.5	3.9

Net Sales. Net sales in the third quarter of 2020 increased $134.5 million, or 24%, to $700.7 million from $566.2 million in the third quarter of 2019. The consolidated net sales increase in the third quarter of 2020 was attributed to sales increases in three of our end markets. The Company's RV market sales increased 36%, marine market sales increased 25%, industrial market sales increased 9% and MH market sales decreased 1% when compared to the prior year quarter.

Net sales in the first nine months of 2020 decreased $73.6 million, or 4%, to $1,714.0 million from $1,787.6 million in the first nine months of 2019. The consolidated net sales decrease in the first nine months of 2020 was attributed to sales decreases in three of our end markets. The Company's RV market sales decreased 5%, marine market sales decreased 10% and MH market sales decreased 5% while industrial market sales increased 7% when compared to the prior year period.

During the nine months ended September 27, 2020, all four of our end markets were impacted by business disruptions and associated lost production and shipping days due to the COVID-19 pandemic, which primarily affected our end markets in the second quarter of 2020.

Revenue attributable to acquisitions completed in 2020 was $19.6 million and $23.3 million for the third quarter and first nine months of 2020, respectively. Revenue attributable to acquisitions completed in the first nine months of 2019 was immaterial for both the third quarter and first nine months of 2019.

The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2020 was relative1y flat at $3,140 versus $3,132 for the third quarter of 2019. Estimated marine content per wholesale powerboat unit (on a trailing twelve-month basis) for the third quarter of 2020 increased 16% to $1,915 for the third quarter of 2020 from $1,651 for the third quarter of 2019. Beginning in the third quarter of 2020, we calculate marine content per unit based on estimated wholesale powerboat unit shipments, which we believe better represents the relationship between our sales and marine OEM production, rather than based on estimated retail powerboat unit sales. Estimated MH content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2020 increased 4% to $4,503 from $4,327 for the third quarter of 2019.

Cost of Goods Sold. Cost of goods sold increased $105.3 million, or 23%, to $567.2 million in the third quarter of 2020 from $461.9 million in 2019, primarily reflecting the increase in net sales in the quarter. As a percentage of net sales, cost of goods sold decreased during the third quarter of 2020 to 80.9% from 81.6% in 2019. This percentage decrease is largely attributed to an increase in sales relative to certain fixed components of cost of goods sold, synergies achieved and realized in the first quarter of 2020 from acquisitions completed in 2018 and 2019 and a decrease in commodity cost inputs.

Cost of goods sold decreased $66.8 million, or 5%, to $1,397.3 million in the first nine months of 2020 from $1,464.1 million in 2019, primarily reflecting the decrease in net sales in the period. As a percentage of net sales, cost of goods sold decreased during the first nine months of 2020 to 81.5% from 81.9% in 2019.

Cost of goods sold as a percentage of net sales decreased in the first nine months of 2020 primarily as a result of (i) cost reductions we initiated in the third quarter of 2019, (ii) synergies achieved and realized in the first nine months of 2020 from our 2018 and 2019 acquisitions and (iii) decreases in commodity cost inputs. These decreases in cost of goods sold were partially offset by additional costs incurred and production and labor inefficiencies related to business disruption of our end markets as a result of the COVID-19 pandemic.
Gross Profit. Gross profit increased $29.2 million, or 28%, to $133.5 million in the third quarter of 2020 from $104.3 million in 2019. As a percentage of net sales, gross profit increased to 19.1% in the third quarter of 2020 from 18.4% in the same period in 2019. Gross profit decreased $6.8 million, or 2%, to $316.7 million in the first nine months of 2020 from $323.5 million in 2019. As a percentage of net sales, gross profit increased to 18.5% in the first nine months of 2020 from 18.1% in the same period in 2019.

The changes in gross profit as a percentage of net sales in the third quarter and first nine months of 2020 compared to the same periods in 2019 reflect the impact of the factors discussed above under “Cost of Goods Sold”.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $1.4 million, or 6%, to $25.3 million in the third quarter of 2020 from $23.9 million in the third quarter of 2019, primarily reflecting the increase in net sales in the quarter. As a percentage of net sales, warehouse and delivery expenses were 3.6% in the third quarter of 2020 compared to 4.2% in the third quarter of 2019. Warehouse and delivery expenses decreased $4.0 million, or 5%, to $70.2 million in the first nine months of 2020 from $74.2 million in the first nine months of 2019, primarily reflecting the decrease in net sales in the period. As a percentage of net sales, warehouse and delivery expenses were 4.1% in the first nine months of 2020 compared to 4.2% in the same period in 2019.

The decrease in warehouse and delivery expenses as a percentage of net sales for the third quarter and first nine months of 2020 primarily reflects the fixed nature of certain of these expenses and operating efficiencies as net sales increased in the third quarter of 2020 compared to the prior year period.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $4.4 million, or 13%, to $38.2 million in the third quarter of 2020 from $33.8 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 5.4% in the third quarter of 2020 compared to 6.0% in the third quarter of 2019.

SG&A expenses increased $1.3 million, or 1%, to $105.7 million in the first nine months of 2020 from $104.4 million in the prior year period. As a percentage of net sales, SG&A expenses were 6.2% in the first nine months of 2020 compared to 5.8% in the prior year period.

The increase in SG&A expenses in the third quarter of 2020 compared to 2019 is primarily due an increase in general and administrative expenses as the Company expanded resources to support end market demand. The decrease in SG&A expenses as a percentage of net sales in the third quarter of 2020 is primarily attributed to the increase in net sales compared to the prior year period.

The increase in SG&A expenses in the first nine months of 2020 as a percentage of revenue is attributed to the decline in net sales from the impact of COVID-19, discussed above.

Amortization of Intangible Assets. Amortization of intangible assets increased $1.0 million, or 11%, to $10.2 million in the third quarter of 2020 from $9.2 million in the prior year quarter and increased $3.2 million, or 12%, to $29.6 million in the first nine months of 2020 from $26.4 million in the prior year period. The increase in the third quarter and first nine months of 2020 compared to the prior year periods primarily reflects the impact of businesses acquired in 2019 and 2020.

Operating Income. Operating income increased $22.4 million, or 60%, to $59.8 million in the third quarter of 2020 from $37.4 million in 2019. As a percentage of net sales, operating income was 8.5% in the third quarter of 2020 versus 6.6% in the same period in 2019. Operating income decreased $7.3 million, or 6%, to $111.2 million in the first nine months of

2020 from $118.5 million in 2019. As a percentage of net sales, operating income was 6.5% in the first nine months of 2020 versus 6.6% in the same period in 2019. Operating income related to the 2020 acquisitions for the third quarter and nine months ended September 27, 2020 was approximately $2.1 million and $2.2 million, respectively. The change in operating income and operating income percentage is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $1.9 million, or 22%, to $10.5 million in the third quarter of 2020 from $8.6 million in the prior year. For the first nine months of 2020, interest expense increased $5.6 million, or 21%, to $31.8 million from $26.2 million in the prior year period.

The increase in interest expense in the third quarter and first nine months of 2020 reflects increased borrowings related to 2019 and 2020 acquisitions and an increase in the Company's overall average interest rate resulting from the issuance of $300 million aggregate principal amount of 7.5% senior notes in the third quarter of 2019.

Income Taxes. Income tax expense increased $4.5 million, or 60%, to $12.0 million in the third quarter of 2020 from $7.5 million in the prior year period. For the first nine months of 2020, income tax expense decreased $2.5 million, or 11%, to $20.2 million for the first nine months of 2020 from $22.7 million in the prior year period.

The effective tax rate in the third quarter of 2020 and 2019 was 24.3% and 26.0%, respectively, and the effective tax rate for the comparable nine month periods was 25.4% and 24.6%, respectively. The effective tax rate in the third quarter of 2020 reflects the impact of certain federal and state income tax benefits, and the effective tax rate in the first nine months of 2020 reflects $2.2 million of permanent tax differences due to certain Coronavirus Aid, Relief, and Economic Security Act payroll tax credits. In addition, the effective tax rate for the first nine months of 2019 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $0.9 million.

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

Third Quarter and Nine Months Ended September 27, 2020 Compared to 2019
General

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

	Third Quarter Ended		Nine Months Ended
(thousands)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Sales
Manufacturing	$506,278	$407,814	$1,230,805	$1,283,824
Distribution	208,073	167,552	511,895	531,312
Gross Profit
Manufacturing	97,543	73,700	225,447	231,227
Distribution	36,293	27,965	88,627	87,738
Operating Income
Manufacturing	63,312	42,353	131,426	135,577
Distribution	16,444	9,041	33,350	28,132

Manufacturing

Sales. Sales increased $98.5 million, or 24%, to $506.3 million in the third quarter of 2020 from $407.8 million in the prior year quarter. For the first nine months of 2020, sales decreased $53.0 million, or 4%, to $1,230.8 million from $1,283.8 million in the prior year period. This segment accounted for approximately 71% of the Company’s consolidated net sales for the third quarter of 2020 and 2019, and 70% of the Company's consolidated net sales for the first nine months of 2020 and 2019. The sales increase in the third quarter of 2020 largely reflected sales increases in the RV, marine, and industrial markets compared to the prior year quarter. The sales decrease for the first nine months of 2020 was primarily attributed to sales decreases in our primary end markets as a result of business disruptions and lost production and shipping days due to the COVID-19 pandemic that occurred primarily in the second quarter of 2020.

Gross Profit. Gross profit increased $23.8 million, or 32%, to $97.5 million in the third quarter of 2020 from $73.7 million in the third quarter of 2019. For the first nine months of 2020, gross profit decreased $5.8 million, or 2%, to $225.4 million from $231.2 million in 2019. As a percentage of sales, gross profit increased to 19.3% in the third quarter of 2020 from 18.1% in the third quarter of 2019 and increased to 18.3% in the first nine months of 2020 from 18.0% in the prior year period. Gross profit as a percentage of net sales increased during the third quarter of 2020 primarily due to an increase in net sales relative to certain fixed components of costs of goods sold as well as a decrease in commodity cost inputs. Gross profit as a percentage of net sales increased in first nine months of 2020 compared to the prior year period primarily due to a decrease in commodity cost inputs, partially offset by operational and labor inefficiencies as a result of business disruptions from the COVID-19 pandemic incurred in the second quarter of 2020.

Operating Income. Operating income increased $20.9 million, or 49%, to $63.3 million in the third quarter of 2020 from $42.4 million in the prior year quarter. For the first nine months of 2020, operating income decreased $4.2 million, or 3%, to $131.4 million from $135.6 million in the prior year. The overall increase in operating income in the third quarter of 2020 and the overall decrease in operating income in the first nine months of 2020 primarily reflects the items discussed above.

Distribution

Sales. Sales increased $40.6 million, or 24%, to $208.1 million in the third quarter of 2020 from $167.5 million in the prior year quarter. For the first nine months of 2020, sales decreased $19.4 million, or 4%, to $511.9 million from $531.3 million in the prior year period. This segment accounted for approximately 29% of the Company’s consolidated net sales for the third quarter of 2020 and 2019, and 30% of consolidated net sales for the first nine months of 2020 and 2019. The sales increase in the third quarter of 2020 was primarily attributed to sales increases in our RV, marine, and industrial markets. The decrease in sales in the first nine months of 2020 was primarily attributed to sales decreases in our primary end markets as a result of business disruptions and lost production and shipping days due to the COVID-19 pandemic, primarily in the second quarter of 2020.

Gross Profit. Gross profit increased $8.3 million, or 30%, to $36.3 million in the third quarter of 2020 from $28.0 million in the third quarter of 2019. For the first nine months of 2020, gross profit increased $0.9 million, or 1%, to $88.6 million from $87.7 million in 2019. As a percentage of sales, gross profit increased to 17.4% in the third quarter of 2020 from 16.7% in the third quarter of 2019 and increased to 17.3% in the first nine months of 2020 from 16.5% in the prior year period.

As a percentage of sales, gross profit increased during the third quarter of 2020 compared to the prior year quarter primarily due to realized synergies from certain 2018 and 2019 acquisitions. For the first nine months of 2020, gross profit as a percentage of sales increased primarily due to realized synergies from certain 2018 and 2019 acquisitions, partially offset by additional costs and operational inefficiencies as a result of business disruptions from the COVID-19 pandemic primarily in the second quarter of 2020.

Operating Income. Operating income increased $7.4 million, or 82%, to $16.4 million in the third quarter of 2020 from $9.0 million in the prior year quarter. For the first nine months of 2020, operating income increased $5.2 million, or 19%, to $33.3 million from $28.1 million in the prior year. The overall increase in operating income in the third quarter and first nine months of 2020 primarily reflects the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity at September 27, 2020 consisted of cash and cash equivalents of $62.3 million and $410.3 million of unused borrowing availability under our credit facility.

Cash Flows

Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $9.2 million to $112.8 million in the first nine months of 2020 from $122.0 million in the first nine months of 2019 primarily due to (i) a decrease of net income of $10.4 million due to disruptions in our end markets as a result of the COVID-19 pandemic; (ii) an increase in the use of cash from working capital of $4.8 million and (iii) a decrease of deferred income tax liabilities of $3.3 million. These decreases in operating cash flows were partially offset by an increase of depreciation and amortization of $6.5 million and other items of $2.8 million.
Investing Activities
Net cash used in investing activities increased $105.3 million to $145.4 million in the first nine months of 2020 from $40.1 million in the first nine months of 2019 primarily due to an increase in cash used in business acquisitions of $101.0 million and a decrease in proceeds from sale of property, plant, and equipment and other investing activities of $4.4 million.
Financing Activities
Net cash flows used by financing activities increased $72.2 million to $44.4 million in first nine months of 2020 from a source of cash of $27.8 million in the first nine months of 2019 primarily due to (i) the issuance of $300 million of senior notes in the first nine months of 2019 with no comparable amount in the first nine months of 2020; (ii) cash dividends paid to shareholders of $17.3 million in the first nine months of 2020 with no corresponding amount in the prior year period and (iii) an increase in stock repurchases under our buyback program of $16.7 million. These increases in cash used in financing activities were partially offset by (i) a decrease in repayments on our revolving credit facility and term loan of $251.1 million; (ii) a decrease in payment of deferred financing costs of $7.2 million and (iii) a decrease in the payment of contingent consideration from a business acquisition and other financing activities of $3.5 million.

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
The Company's credit facility consists of a $550 million senior secured revolver and a $100 million senior secured term loan. The maturity date for borrowings under the credit agreement that established the credit facility is September 17, 2024. Upon the satisfaction of certain conditions, and obtaining incremental commitments from its lenders, the Company may be able to increase the borrowing capacity of the credit facility by up to $250 million. Borrowings under the credit facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the credit agreement:

•The term loan is due in consecutive quarterly installments in the following amounts: (i) through and including June 30, 2021, $1,250,000 and (ii) beginning September 30, 2021, and each quarter thereafter, $2,500,000, with the remaining balance due at maturity;

•The interest rates for borrowings under the revolver and the term loan are the Prime Rate or LIBOR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for LIBOR loans depending on the Company’s consolidated total leverage ratio. The Company is required to pay fees on unused but committed portions of the revolver, which range from 0.15% to 0.225%.

On July 27, 2017, the Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intends to phase out LIBOR by the end of 2021. We expect that widespread use of LIBOR as a reference borrowing rate will transition to alternative interest rates in the near future. Since interest rates on loans made under our credit facility may be based on LIBOR based loans, the phasing out of LIBOR may adversely affect interest rates under our credit facility and result in higher borrowing costs. The Company is currently evaluating its options under our credit facility, but at this time we cannot reasonably estimate the impact to our financial statements from the phasing out of LIBOR.

At September 27, 2020, the Company had $410.3 million of unused borrowing availability under its credit facility. The ability to access unused borrowing capacity under the credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement.

As of and for the September 27, 2020 reporting date, the Company was in compliance with its financial covenants as required under the terms of its credit agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the credit agreement, compared to the actual amounts as of September 27, 2020 and for the fiscal period then ended are as follows:

	Required	Actual
Maximum consolidated total leverage ratio (12-month period)	4.00	2.24
Minimum consolidated fixed charge coverage ratio (12-month period)	1.50	5.76

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

 OTHER
Seasonality
Operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the third quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August/September timeframe as well as marine open houses in the January/February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt Obligations under Credit Agreement
At September 27, 2020, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $0.3 million, assuming average borrowings, including our term loan, subject to variable rates of $30.0 million, which was the amount of such borrowings outstanding at September 27, 2020 subject to variable rates. The $30.0 million excludes deferred financing costs related to the term loan and $200.0 million of borrowings outstanding under the revolver and term loan that are hedged at a fixed interest rate through interest rate swaps.
Commodity Price Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the third quarter and first nine months of 2020. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance that future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1. LEGAL PROCEEDINGS

In August 2019, a group of companies calling itself the Lusher Site Remediation Group (the “Group”) commenced litigation against the Company in Lusher Site Remediation Group v. Sturgis Iron & Metal Co., Inc., et al., Case Number 3:18-cv-00506, pending in the U.S. District Court for the Northern District of Indiana. The Group’s Second Amended Complaint, which was the first to assert claims against Patrick, asserted claims under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), 42 U.S.C. § 9601 et seq., an Indiana state environmental statute and Indiana common law. One defendant in the case, Sturgis Iron & Metal Co., Inc. (“Sturgis”) subsequently filed two cross claims against Patrick, asserting against the Company a claim for (i) contribution under CERCLA and (ii) contractual indemnity. The Company moved to dismiss the Group’s claims and also moved to dismiss Sturgis’s cross claims. On August 21, 2020, the court granted Patrick’s two motions to dismiss. The Group subsequently moved for reconsideration of the court’s decision. That reconsideration motion is still pending. The Company does not currently believe that this matter is likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

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

The global spread of the COVID-19 virus and measures implemented to combat it have had, and are expected to continue to have, a material adverse effect on our business.

The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has had, and is expected to continue to have, a material adverse effect on our business, employees, suppliers, and customers. The duration and magnitude of the impact of the COVID-19 pandemic cannot be precisely estimated at this time, as each is affected by a number of factors, many of which are outside of our control. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face significant risks including, but not limited to:

•Decreases in consumer confidence and disposable income and increases in unemployment could reduce demand for our products by our customers in all of our end markets.
•Tightening credit standards could negatively impact credit availability to consumers which could have an adverse effect on all of our end markets.
•Supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and significant changes in production levels by our customers or other restrictions affecting our business could adversely impact our planning and forecasting, our revenues and our operations.
•Disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capabilities could result in our inability to meet our end market customer needs and achieve cost targets.
•Significant changes in the conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines or "stay at home" orders, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our suppliers or customers from sufficiently staffing operations, could adversely impact operations necessary for the production, distribution, sale, and support of our products.
•Failure of third parties on which we rely, including our customers, suppliers, distributors, commercial banks, and other external business partners, to meet their obligations to the Company or to timely meet those obligations, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, may adversely impact our operations.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of the impact of COVID-19. If any of our customers suffer significant financial difficulties, they may be unable to pay amounts due to us fully, partially, or timely. Further, we may have to negotiate significant discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect our accounts receivable as they come due, there may be a material adverse effect on our financial condition, results of operations and cash flows.
•If we are unable to maintain normal operations, or subsequently are unable to resume normal operations in a timely fashion, our cash flows could be adversely affected, making it difficult to maintain adequate liquidity or meet debt covenants. As a result, the Company may be required to pursue additional sources of financing to meet our financial obligations and fund our operations and obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors.
•Disruptions to our operations related to COVID-19 as a result of absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others at our facilities, or due to quarantines.
•The COVID-19 pandemic has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices in the public equity markets, including prices of our common stock, have been highly volatile as a result of the COVID-19 pandemic.
•Sustained adverse impacts to the Company, certain suppliers, and customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 29 - July 26, 2020	857	$59.00	—	$43,515,568
July 27 - August 30, 2020	5,000	58.84	5,000	43,221,354
August 31 - September 27, 2020	83,950	52.91	83,950	38,779,489
	89,807		88,950
(1) Includes 857 shares of common stock purchased by the Company in July 2020 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 5, 2020	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ John A. Forbes
John A. Forbes
Interim Chief Financial Officer