Form 10-K
period 2020-12-31
PATRICK INDUSTRIES INC
filed 2021-02-26
CIK 76605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 26, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $1.2 billion. As of February 12, 2021, there were 23,544,041 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2021 are incorporated by reference into Part III of this Form 10-K.

PATRICK INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2020
FINANCIAL SECTION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, industry growth and projections, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. (the “Company” or “Patrick”) and other matters. Statements in this Form 10-K as well as other statements contained in the annual report and statements contained in future filings with the Securities and Exchange Commission (“SEC”) and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements.
There are a number of factors, many of which are beyond the control of the Company, which could cause actual results and events to differ materially from those described in the forward-looking statements. Many, but not all, of these factors are identified in the “Risk Factors” section of this Form 10-K as set forth in Part I, Item 1A, and include, without limitation, the impact of any economic downturns especially in the residential housing market, a decline in discretionary consumer spending, pricing pressures due to competition, costs and availability of raw materials and commodities, the imposition of restrictions and taxes on imports of raw materials and components used in our products, information technology performance and cyber-related risks, the availability of commercial credit, the availability of retail and wholesale financing for recreational vehicles, watercraft, and residential and manufactured homes, the availability and costs of labor, inventory levels of retailers and manufacturers, the financial condition of our customers, retention and concentration of material customers, the ability to generate cash flow or obtain financing to fund growth, future growth rates in the Company's core businesses, the seasonality and cyclicality in the industries to which our products are sold, realization and impact of efficiency improvements and cost reductions, the successful integration of acquisitions and other growth initiatives, increases in interest rates and oil and gasoline prices, the ability to retain key management personnel, adverse weather conditions impacting retail sales, our ability to remain in compliance with our credit agreement covenants, the impact of the COVID-19 pandemic on the economy, our end markets and our operations, and national and regional economic, market and political conditions. You should consider forward-looking statements, therefore, in light of various important factors, including those set forth in the reports and documents that the Company files with the SEC, including this Annual Report on Form 10-K for the year ended December 31, 2020.
Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be materially different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. See Part I, Item 1A “Risk Factors” below for further discussion.

PART I
ITEM 1.    BUSINESS
Unless the context otherwise requires, the terms “Company,” “Patrick,” “we,” “our,” or “us” refer to Patrick Industries, Inc. and its subsidiaries.
Company Overview
Patrick is a major manufacturer and distributor of component and building products and materials serving original equipment manufacturers (“OEMs”) primarily in the recreational vehicle (“RV”), marine, manufactured housing (“MH”) and industrial markets.

The Company operates through a nationwide network that includes, as of December 31, 2020, 141 manufacturing plants and 58 warehouse and distribution facilities located in 23 states, China, Canada and the Netherlands. The Company operates within two reportable segments, Manufacturing and Distribution, through a nationwide network of manufacturing and distribution centers for its products, thereby reducing in-transit delivery time and cost to the regional manufacturing footprint of its customers. The Manufacturing and Distribution segments accounted for 70% and 30% of the Company’s consolidated net sales for 2020, respectively. Financial information about these operating segments is included in Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (the "Form 10-K") and incorporated herein by reference.

The Company’s strategic and capital allocation strategy is to optimally manage and utilize its resources and leverage its platform of operating brands to continue to grow and reinvest in its business. Through strategic acquisitions, expansion both geographically and into new product lines and investment in infrastructure and capital expenditures, Patrick seeks to ensure that its operating network contains capacity, technology and innovative thought processes to support anticipated growth needs, effectively respond to changes in market conditions, inventory and sales levels, and successfully integrate manufacturing, distribution and administrative functions.

Over the last three years, we have executed on a number of new product initiatives and invested approximately $705 million in acquisitions that directly complement our core competencies and existing product lines as well as expand our presence in our primary end markets.

The Company’s principal executive and administrative offices are located at 107 West Franklin Street, Elkhart, Indiana 46515 and the telephone number is (574) 294-7511; Internet website address: www.patrickind.com. The information on Patrick's website is not incorporated by reference into this Form 10-K. The Company makes available free of charge through the website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Major Product Lines

Patrick manufactures and distributes a variety of products within its reportable segments including:

Manufacturing	Distribution
Laminated products for furniture, shelving, walls and countertops	Pre-finished wall and ceiling panels
Decorative vinyl, wrapped vinyl, paper laminated panels and vinyl printing	Drywall and drywall finishing products
Solid surface, granite and quartz countertops	Interior and exterior lighting products
Fabricated aluminum products	Wiring, electrical and plumbing products
Wrapped vinyl, paper and hardwood profile mouldings	Transportation and logistics services
Electrical systems components including instrument and dash panels	Electronics and audio systems components
Slide-out trim and fascia	Cement siding
Cabinet products, doors, components and custom cabinetry	Raw and processed lumber
Hardwood furniture	Fiber reinforced polyester (“FRP”) products
Fiberglass bath fixtures and tile systems	Interior passage doors
Specialty bath and closet building products	Roofing products
Boat covers, towers, tops, and frames	Laminate and ceramic flooring
Softwoods lumber	Shower doors
Interior passage doors	Fireplaces and surrounds
Wiring and wire harnesses	Appliances
CNC molds and composite parts	Tile
Aluminum and plastic fuel tanks	Other miscellaneous products
Slotwall panels and components
RV painting
Thermoformed shower surrounds
Fiberglass and plastic components including front and rear caps and marine helms
Polymer-based flooring
Air handling products
Marine hardware
Treated, untreated and laminated plywood
Primary Markets
Patrick manufactures and distributes its products in four primary end markets. Operating facilities that supply our Company’s products generally are strategically located in proximity to the customers they serve. The Company’s sales by market are as follows:

	2020	2019
RV	56%	55%
Marine	14%	14%
MH	17%	19%
Industrial	13%	12%
Total	100%	100%

Recreational Vehicles
The Company’s RV products are sold primarily to major manufacturers of RVs, smaller OEMs, and to a lesser extent, manufacturers in adjacent industries. The principal types of recreational vehicles include (1) towables: conventional travel trailers, fifth wheels, folding camping trailers, and truck campers; and (2) motorized: class A (large motor homes), class B (van campers), and class C (small-to-mid size motor homes). The RV market is primarily dominated by Thor Industries, Inc. (“Thor”), Forest River, Inc. (“Forest River”) and Winnebago Industries, Inc. ("Winnebago") which combined held 91% of retail market share for towables and 86% for motorized units for 2020 as reported per Statistical Surveys, Inc. ("SSI").

In the late first quarter and early second quarter of 2020, we temporarily curtailed production at certain of our facilities in alignment with the temporary production shutdowns by our RV OEM customers in response to the COVID-19 pandemic. In the second half of 2020, OEM production improved sharply in response to a strong increase in retail and wholesale demand for RV units, and our sales to our RV OEM customers correspondingly improved. According to the Recreational Vehicle Industry Association (the “RVIA”), wholesale industry unit shipments increased 6% in 2020, while RV retail unit sales, according to SSI, increased by 12%. With RV retail sales outpacing wholesale unit shipments in 2020, dealer inventories, which were already at historically low levels entering 2020, declined by more than 80,000 units in 2020, resulting in dealer inventories at their lowest levels in the last decade.

We estimate that our mix of RV revenues related to towable units and motorized units is consistent with the overall RV industry production mix. In 2020, according to the RVIA, towable and motorized unit shipments represented approximately 91% and 9%, respectively, of total RV industry wholesale shipments and wholesale unit shipments increased 8% in the towable sector in 2020 compared to the prior year and decreased 13% in the motorized sector.

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

Demographic and ownership trends continue to point to favorable market growth in the long term in the recreational vehicle market, as there is a shift toward outdoor, nature-based tourism activities, with a large segment of the population’s “millennials” and "Gen Xers" embracing this outdoor lifestyle and entering into the RV marketplace as well as an increasing percentage of new campers from more diverse groups. At the same time, the COVID-19 pandemic has contributed to increased consumer interest in the RV lifestyle. According to the May and October 2020 KOA North American Camping Reports, based on surveys of North American leisure travelers, camping trips and road trips are viewed as the safest forms of travel activities in the current COVID-19 environment, and spending time outdoors with family is the leading motivating factor to return to traveling among leisure travelers and campers.

Detailed narrative information about the Company’s sales to the RV industry is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the "MD&A") of this Form 10-K.

Marine
The marine industry reflects the active, outdoor leisure-based, family-oriented lifestyle that characterizes the RV industry and the Company has increased its focus and expanded its presence in this market through recent acquisitions, particularly within the last three years. Consumer demand in the marine market is generally driven by the popularity of the recreational and leisure lifestyle and by economic conditions. Similar to our RV market, the marine industry was impacted by COVID-19 disruptions in 2020 with our plants experiencing temporary shutdowns in the late first quarter and early second quarter of 2020, which were then followed by sharp increases in marine demand in the second half of 2020, which we believe is driven in part by an increased interest in outdoor activities, including marine activities, as a result of the COVID-19 pandemic and its impact on leisure preferences.

According to the National Marine Manufacturers Association ("NMMA"), per its 2019 U.S. Recreational Boating Statistical Abstract (the "Abstract"), it is estimated that there were approximately 12 million registered boats in the U.S. in 2019. Total U.S. retail expenditures on boats, engines, accessories, and related costs totaled approximately $43.1 billion in 2019, up approximately 3% from 2018 as stated in the Abstract. The average age of boats currently in use is approximately 25 years compared to an average useful life of 30 years, and the expected number of boats to be retired over the next four years is approximately one million, according to NMMA.

The Company’s sales to the marine industry are primarily focused on the powerboat sector of the market which is comprised of four main categories: fiberglass, aluminum fishing, pontoon and ski & wake. Based on current available data per SSI through December 2020, within the powerboat sector for 2020, fiberglass units accounted for approximately 38% of retail unit sales, aluminum 27%, pontoon 29% and ski & wake 6%. Based on current available data per SSI through December 2020, marine powerboat retail unit shipments increased 15% in 2020 compared to 2019, while marine wholesale unit shipments decreased approximately 14% in 2020 compared to 2019, resulting in historically low marine dealer inventories. Additional information about the Company’s sales to the marine industry is included in the MD&A of this Form 10-K.

Manufactured Housing
The Company’s manufactured housing products are sold primarily to major manufacturers of manufactured homes, other OEMs, and to a lesser extent, to manufacturers in adjacent industries. In the aggregate, the top three manufacturers produced approximately 77% of MH market retail unit shipments in 2020 per SSI.

Although wholesale unit shipments have increased in the MH industry from a low of approximately 49,800 units in 2009 to 94,000 units in 2020, they are still trending well below historical levels. The Company believes there is upside potential for this market in the long term driven by pent-up demand, multi-family housing capacity, improving consumer credit and financing conditions, residential housing market conditions, higher consumer confidence levels, increased affordability and quality, demographic trends such as first time home buyers and urban-to-suburban trends, new home pricing, and improved consumer savings levels.

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

The MH industry was impacted by disruptions related to the COVID-19 pandemic in 2020, which resulted in plant shutdowns in the late first quarter and early second quarter of 2020, followed by a recovery that, compared to our RV and marine end markets, emerged more slowly as a result of MH OEM labor and supply disruptions that did not begin to subside until late 2020.

In addition, MH loan program initiatives by Fannie Mae are expected to increase MH loan availability and reduce the total cost of MH borrowing, with a potential resulting increase in MH demand.

Additional information about the Company’s sales to the MH industry is included in the MD&A of this Form 10-K.

Industrial Markets
We estimate that approximately 60% of our industrial net sales in 2020 were associated with the U.S. residential housing market. We believe that there is a direct correlation between the demand for our products in this market and new residential housing construction and remodeling activities. Patrick's sales to the industrial market generally lag new housing starts by four to six months as our industrial products are generally among the last components installed in new unit construction and will vary based on differences in regional economic prospects.

Many of Patrick's core manufacturing products are also utilized in the kitchen cabinet, high-rise, office and household furniture, hospitality, and fixtures and commercial furnishings markets. These markets are generally categorized by a more performance-than-price driven customer base, and provide an opportunity for the Company to diversify its customer base. Additionally, other residential and commercial segments have been less vulnerable to import competition, and therefore, provide opportunities for increased sales penetration and market share gains. Over the past three years, the residential housing market in particular has benefited from a low interest rate environment and tight housing market conditions across the country, and that trend is expected to continue in 2021.

Additional information about the Company’s sales to the industrial markets is included in the MD&A of this Form 10-K.

Strategic Acquisitions
The Company is focused on driving growth in its primary markets through the acquisition of companies with strong management teams having a strategic fit with Patrick’s core values, business model and customer presence, as well as additional product lines, facilities, or other assets to complement or expand its existing businesses. The Company may explore strategic acquisition opportunities that are not directly tied to the four primary markets it serves in order to further leverage its core competencies in manufacturing and distribution and to diversify its end market exposure and presence.

In 2020, the Company invested approximately $307 million in acquisitions and over the last three years has completed approximately $703 million of acquisitions. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of acquisitions completed by the Company in 2020, 2019 and 2018.

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
Capacity and Plant Expansions
Patrick has the ability to fulfill demand for certain products in excess of capacity at certain facilities by shifting production to other facilities. Capital expenditures for 2020 consisted of $32.1 million of investments primarily to replace and upgrade production equipment, expand facilities outside of core Midwest markets to align with OEM expansions, increase capacity, and provide more advanced manufacturing automation. Management regularly monitors capacity at its facilities and reallocates existing resources where needed to maintain production efficiencies throughout all of its operations and capitalize on commercial and industrial synergies in key regions to support profitable growth, grow its customer base, and expand its geographical product reach outside its core Midwest market.

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

The Studio
The Company's Design/Innovation Center and Showroom, The Studio, is located in Elkhart, Indiana. The Studio presents the latest design trends and products in the markets served by Patrick, and provides a creative environment for customers to design products and enhance their brand. The 45,000 square foot facility includes a 25,000 square foot showroom devoted to the display of products, capabilities and services offered by each of Patrick’s business units, in addition to offices and conference rooms. The Company’s specialized team of designers, engineers and graphic artists works with RV, MH, marine and industrial customers to meet their creative design and product needs, including creating new styles and utilizing new colors, patterns, products, and materials for panels and mouldings, cabinet doors, furniture, lighting and other products. Other services provided at The Studio include product development, 3D CAD illustration, 3D printing, photography and marketing.

Marine Studio
The Company's Marine Studio, which was opened in February 2020 and is located in Sarasota, Florida, is a comprehensive marine studio showroom, design and engineering center, which provides engineering and integrated design solutions for our marine customers. The 14,000 square foot facility includes a showroom that displays the Company's marine products as well as the marine design and engineering capabilities and services offered by our marine businesses.

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

Patrick has no material licenses, franchises, or concessions and does not conduct material research and development activities.
Marketing and Distribution
As of December 31, 2020, the Company had over 3,300 active customers. Its revenues from the RV market include sales to two major manufacturers of RVs that each account for over 10% of the Company's net sales, Forest River and Thor. Both Forest River and Thor have multiple businesses and brands that operate independently under the parent company and these multiple businesses and brands generally purchase our products independently from one another. The Company’s sales to the various businesses of Forest River and Thor, on a combined basis, accounted for 39%, 40% and 49% of our consolidated net sales, for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company generally maintains supplies of various commodity products in its warehouses to ensure that it has product on hand at all times for its distribution customers. The Company purchases a majority of its distribution segment products in railcar, container, or truckload quantities, which are warehoused prior to their sale to customers. Approximately 12%, 12%, 15% of the Company's distribution segment’s sales were from products shipped directly from the suppliers to Patrick customers in 2020, 2019, 2018, respectively. Typically there is a one to two-week period between Patrick receiving a purchase order and the delivery of products to its warehouses or customers and, as a result, the Company has no material backlog of orders. In periods of declining market conditions, customer order rates can decline, resulting in less efficient logistics planning and fulfillment and thus increasing delivery costs due to increased numbers of shipments with fewer products in each shipment.

Raw Materials
Patrick has arrangements with certain suppliers that specify exclusivity in certain geographic areas, pricing structures and rebate agreements among other terms.

Raw materials are primarily commodity products, such as lauan, gypsum, particleboard and other softwood and hardwood lumber products, aluminum, copper, plastic resin, fiberglass and overlays, among others which are available from many suppliers. Our customers do not maintain long-term supply contracts, and therefore, the Company bears the risk of accurate forecasting of customer orders. Our sales in the short-term could be negatively impacted in the event any unforeseen negative circumstances were to affect our major suppliers. In addition, demand changes in certain market sectors can result in fluctuating costs of certain more commodity-oriented raw materials and other products that are utilized and distributed.

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

Select products are subject to various legally binding or voluntary standards. For example, the composite wood substrate materials that Patrick utilizes in the production process in the RV marketplace have been certified as to compliance with applicable emission standards developed by the California Air Resources Board (“CARB”). All suppliers and manufacturers of composite wood materials are required to comply with the current CARB regulations.

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

Seasonality

Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe and marine open houses in the December-February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to the impact of COVID-19, volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs and marine units and other products for which the Company sells its components, as well as fluctuations in RV and marine dealer inventories, increased volatility in demand from RV and marine dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.

Human Capital Management
Our people are the heart of our business, and we allocate substantial resources to foster the well-being, success and growth of our team members in an inclusive and diverse environment which we believe is fundamental to our values and our service to our customers. At December 31, 2020, our team members totaled 8,700, of which 85% are hourly team members who serve our OEM customers by producing and distributing products in our RV, marine, MH and industrial end markets, and 15% who are salaried employees who manage the resources, capital allocations, business decisions, and customer relationships of our end markets.
The majority of our team members work in our facilities to produce or distribute products for our customers. Our investment in human capital resources focuses on this environment to ensure their well-being and success. Our primary commitment to our team members in the production environment is to their safety, well-being and progress, and in this regard our human capital management programs focus on the following, in addition to our health care insurance and other employment benefits:
•Free assistance programs available to all team members and their families to address mental health and others matters which arise, which we believe are essential during the unique pressures and uncertainties during the COVID-19 pandemic;
•Tuition reimbursement programs available to all team members as they pursue educational opportunities;
•Leadership programs available to all employees that are designed to foster leadership and communication skills to advance team members to the next stage of their careers;
•Job safety analysis, which identifies risks unique to each production environment, training and empowering our team members to mitigate risks and develop workplace best practices;
•OSHA preparedness, which involves site specific training development to educate and enable our team members to work safely and effectively;
•Industrial hygiene audits and testing, ensuring that our team members work in healthy environments with respect to air quality and noise reduction;
•Machine guarding and work area audits, which identify mechanical and non-mechanical improvements in the safety and well-being of the production environment;
•Train-the-trainer programs, which foster best-practice operational techniques for our team members to advance their capabilities to operate our facilities in the safest and most effective manner;
•Site-specific training development, which tailors customized training and consulting to the unique needs of the production environment; and
•Ergonomic assessments for all team members, which accommodate each individual to work in the most effective and comfortable manner.
Our success is dependent on our ability to hire, retain, and engage highly qualified team members who serve our customers. In this regard, we aspire to be a merit-based organization that is inclusive and diverse, building a culture where our team members feel they belong. Our leadership development programs bring a diverse and energetic source of talent to lead the future of our organization, and our recruitment efforts strive to foster an inclusive culture that we believe strengthens our organization and our ability to serve our customers.

Executive Officers of the Company
The following table sets forth our executive officers as of January 1, 2021:

Officer	Position	Age
Todd M. Cleveland	Executive Chairman of the Board	52
Andy L. Nemeth	President and Chief Executive Officer	51
Jeffrey M. Rodino	Executive Vice President-Sales and Chief Sales Officer	50
Kip B. Ellis	Executive Vice President-Operations and Chief Operating Officer	46
Jacob R. Petkovich	Executive Vice President-Finance, Chief Financial Officer, and Treasurer	47
Courtney A. Blosser	Executive Vice President-Human Resources and Chief Human Resources Officer	54
Todd M. Cleveland was appointed Executive Chairman of the Board of the Company in January 2020. Prior to that, Mr. Cleveland was Chairman of the Board from May 2018 to December 2019 and Chief Executive Officer from February 2009 until December 2019. Mr. Cleveland was President of the Company from May 2008 to December 2015, and Chief Operating Officer from May 2008 to March 2013. Prior to that, Mr. Cleveland served as Executive Vice President of Operations and Sales and Chief Operating Officer from August 2007 to May 2008 following the acquisition of Adorn Holdings, Inc. by Patrick in May 2007. Mr. Cleveland has over 30 years of manufactured housing, recreational vehicle, marine and industrial experience in various leadership capacities.
Andy L. Nemeth was appointed Chief Executive Officer of the Company in January 2020. In addition to this role, Mr. Nemeth serves as President of the Company, a position he has held since January 2016. Mr. Nemeth was the Executive Vice President of Finance and Chief Financial Officer from May 2004 to December 2015, and Secretary-Treasurer from 2002 to 2015. Mr. Nemeth has over 29 years of manufactured housing, recreational vehicle, marine and industrial experience in various financial and managerial capacities.
Jeffrey M. Rodino was appointed Chief Sales Officer of the Company in September 2016. In addition to this role, Mr. Rodino serves as the Executive Vice President of Sales, a position he has held since December 2011. Prior to that, he was the Chief Operating Officer of the Company from March 2013 to September 2016, and Vice President of Sales for the Midwest from August 2009 to December 2011. Mr. Rodino has over 27 years of experience in serving the recreational vehicle, marine, manufactured housing and industrial markets.
Kip B. Ellis was appointed Executive Vice President of Operations and Chief Operating Officer of the Company in September 2016.  He was elected an officer in September 2016. Mr. Ellis joined the Company as Vice President of Market Development in April 2016.  Prior to his role at Patrick, Mr. Ellis served as Vice President of Aftermarket Sales for the Dometic Group from 2015 to 2016.  Prior to his tenure at Dometic, Mr. Ellis served as Vice President of Global Sales and Marketing from 2007 to 2015 at Atwood Mobile Products.  Mr. Ellis has over 24 years of experience serving the recreational vehicle, marine, manufactured housing, industrial and automotive markets.
Jacob R. Petkovich was appointed as Executive Vice President of Finance, Chief Financial Officer, and Treasurer of the Company in November 2020. Prior to joining Patrick, Mr. Petkovich served as Managing Director in the Leveraged Finance Group of Wells Fargo Securities and predecessor Wachovia Securities from 2004 to 2020, performing in various senior leadership roles responsible for leading, underwriting, structuring and arranging financing solutions to support issuers’ access to the capital markets for acquisition financings, recapitalizations, refinancings and restructurings.
Courtney A. Blosser was appointed Executive Vice President of Human Resources and Chief Human Resources Officer of the Company in May 2016. Prior to that, Mr. Blosser was the Vice President of Human Resources from October 2009 to May 2016. Prior to his role at Patrick, Mr. Blosser served as the Corporate Director-Human Resources of Whirlpool Corporation from 2008 to 2009. Mr. Blosser has over 32 years of operations and human resource experience in various industries. Mr. Blosser retired from the Company on January 29, 2021.

Website Access to Company Reports
We make available free of charge through our website, www.patrickind.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The charters of our Audit, Compensation, and Corporate Governance and Nominations Committees, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct are also available on the “Corporate Governance” portion of our website. Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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
COVID-19 Risks
The global spread of the COVID-19 virus and measures implemented to combat it have had, and are expected to continue to have, a material adverse effect on our business.
The global spread of the novel coronavirus (COVID-19) in 2020 and 2021 has negatively impacted the global economy, disrupted global supply chains and created material volatility and disruption in financial markets. The impact of this pandemic has created material uncertainty in the global economy. The impact of COVID-19 on our end markets was experienced primarily in the last two weeks of the first quarter of 2020 and in the first six weeks of the second quarter of 2020 as certain of our OEM customers implemented plant shutdowns in response to the COVID-19 pandemic. While our end markets appear to have resumed business operations that are similar to pre-COVID activities in the second half of 2020, our OEM customers continue to experience labor and supply chain disruptions related to the pandemic. Uncertainties related to the impact of COVID-19 could in the future have a material adverse effect on our business, employees, suppliers, OEM customers and our end markets in general. The duration and magnitude of the impact of the COVID-19 pandemic cannot be precisely estimated at this time, as each is affected by a number of factors, many of which are outside of our control. As a result of the COVID-19 pandemic and potential future pandemic outbreaks, we face material risks including, but not limited to:

•Decreases in consumer confidence and disposable income and increases in unemployment could reduce demand for our products by our customers in all of our end markets.
•Tightening credit standards could negatively impact credit availability to consumers which could have an adverse effect on all of our end markets.
•Supply chain and shipping interruptions and constraints, volatility in demand for our products caused by sudden and material changes in production levels by our customers or other restrictions affecting our business could adversely impact our planning and forecasting, our revenues and our operations.
•Disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capabilities could result in our inability to meet our end market customer needs and achieve cost targets.
•Material changes in the conditions in markets in which we manufacture, sell or distribute our products, including additional or expanded quarantines or "stay at home" orders, governmental or regulatory actions, closures or other restrictions that further limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, restrict or prevent consumers from having access to our products, or otherwise prevent our suppliers or customers from sufficiently staffing operations, could adversely impact operations necessary for the production, distribution, sale, and support of our products.
•Failure of third parties on which we rely, including our customers, suppliers, distributors, commercial banks, and other external business partners, to meet their obligations to the Company or to timely meet those obligations, or material disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, may adversely impact our operations.
•Certain of our customers may experience financial difficulties, including bankruptcy or insolvency, as a result of the impact of COVID-19. If any of our customers suffer material financial difficulties, they may be unable to pay amounts due to us fully, partially, or timely. Further, we may have to negotiate material discounts and/or extended financing terms with these customers in such a situation. If we are unable to collect our accounts receivable as they come due, our financial condition, results of operations and cash flows may be materially and adversely affected.
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

The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain and cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the length of its impact on the global economy, as well as any new information that may emerge concerning the COVID-19 pandemic and the actions taken to contain it or mitigate its impact. The continued impact on our business as a result of the COVID-19 pandemic could materially adversely affect our business, results of operations, financial condition, cash flows, prospects and the trading prices of our securities in 2021 and beyond.

Risks Related to our Business

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
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August-September timeframe and marine open houses in the December-February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, recent seasonal industry trends have been, and future trends may be, different than in prior years due to the impact of COVID-19, volatile economic conditions, interest rates, access to financing, cost of fuel, national and regional economic conditions and consumer confidence on retail sales of RVs and marine units and other products for which the Company sells its components, as well as fluctuations in RV and marine dealer inventories, increased volatility in demand from RV and marine dealers, the timing of dealer orders, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
If the financial condition of our customers and suppliers deteriorates, our business and operating results could suffer.
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
Our sales are materially concentrated with two customers, the loss of either of which could have a material adverse impact on our operating results and financial condition.
Two customers in the RV market accounted for a combined 39% of our consolidated net sales in 2020. The loss of either of these customers could have a material adverse impact on our operating results and financial condition. We do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.
Changes in consumer preferences relating to our products could adversely impact our sales levels and our operating results.
Changes in consumer preferences, or our inability to anticipate changes in consumer preferences for RVs, marine models or manufactured homes, or for the products we make could reduce demand for our products and adversely affect our operating results and financial condition.
A material percentage of the Company’s sales are concentrated in the RV industry, and declines in the level of RV unit shipments or reductions in industry growth could reduce demand for our products and adversely impact our operating results and financial condition.
In 2020 and 2019, the Company's net sales to the RV industry were approximately 56% and 55%, respectively, of consolidated net sales. While the Company measures its RV segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions and consumer confidence, which experienced substantial volatility in 2020 as a result of the COVID-19 pandemic. Declines in RV unit shipment levels or reductions in industry growth could materially reduce the Company’s revenue from the RV industry and have a material adverse impact on its operating results in 2021 and other future periods.

The RV, MH, marine and industrial industries are highly competitive and some of our competitors may have greater resources than we do.
We operate in a highly competitive business environment and our sales could be negatively impacted by our inability to maintain or increase prices, changes in regional demand or product mix, or the decision of our customers to purchase our competitors’ products or to produce in-house products that we currently produce. We compete not only with other suppliers to the RV, MH, marine and industrial producers, but also with suppliers to traditional site-built homebuilders and suppliers of cabinetry and countertops. Sales could also be affected by pricing, purchasing, financing, advertising, operational, promotional, or other decisions made by purchasers of our products. Additionally, we cannot control the decisions made by suppliers of our distributed and manufactured products and therefore, our ability to maintain our distribution arrangements may be adversely impacted.
Some of our competitors have greater financial resources or lower levels of debt or financial leverage and this may enable them to commit larger amounts of capital in response to changing market conditions. Further, competitors may develop innovative new products that could put the Company at a competitive disadvantage. If we are unable to compete successfully against other manufacturers and suppliers to the RV, marine and MH industries as well as to the industrial markets we serve, we could lose customers and sales could decline, or we may not be able to improve or maintain profit margins on sales to customers or be able to continue to compete successfully in our core markets.
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
The manufactured housing industry has experienced a material long-term decline in shipments, which has led to reduced demand for our products.
The MH industry, which accounted for 17% and 19% of the Company's consolidated net sales for 2020 and 2019, respectively, has experienced a material decline in production of new homes compared to the last peak production level in 1998. The downturn was caused, in part, by limited availability and high cost of financing for manufactured homes and was exacerbated by economic and political conditions during the 2008 financial crisis. Although industry-wide wholesale production of manufactured homes has improved somewhat in recent years, annual production remains well below historical averages and a worsening of conditions in the MH market could have a material adverse impact on our operating results.

Fuel shortages or high prices for fuel could have an adverse impact on our operations.
The products produced by the RV and marine industries typically require gasoline or diesel fuel for their operation, or the use of a vehicle requiring gasoline or diesel fuel for their operation. There can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted or that the price or tax on fuel will not materially increase in the future. Shortages of gasoline and diesel fuel, and substantial increases in the price of fuel, have had a material adverse effect on our business and the RV and marine industries as a whole in the past and could have a material adverse effect on our business in the future.
If we cannot effectively manage the challenges and risks associated with doing business internationally, our revenues and profitability may suffer.
We purchase a material portion of our raw materials and other supplies from suppliers located in Indonesia, China, Malaysia and Canada. As a result, our ability to obtain raw materials and supplies on favorable terms and in a timely fashion are subject to a variety of risks, including fluctuations in foreign currencies, changes in the economic strength of the foreign countries in which we do business, difficulties in enforcing contractual obligations and intellectual property rights, compliance burdens associated with a wide variety of international and U.S. import laws, and social, political, and economic instability. Our business with our international suppliers could be adversely affected by restrictions on travel to and from any of the countries in which we do business due to a health epidemic or outbreak, such as the COVID-19 pandemic, or other event. Additional risks associated with our foreign business include restrictive trade policies, imposition of duties, taxes, or government royalties by foreign governments, and compliance with the Foreign Corrupt Practices Act and local anti-bribery laws. Any measures, or proposals to implement such measures, could negatively impact our relations with our international suppliers and the volume of shipments to the U.S. from these countries, which could have a materially adverse effect on our business and operating results. We maintain limited operations in Canada, the Netherlands and China but are nevertheless exposed to risks of operating in those countries associated with: (i) the difficulties and costs of complying with a wide variety of complex laws, treaties and regulations; (ii) unexpected changes in political or regulatory environments; (iii) earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls, or other restrictions; (iv) political, economic, and social instability; (v) import and export restrictions and other trade barriers; (vi) responding to disruptions in existing trade agreements or increased trade tensions between countries or political or economic unions; (vii) maintaining overseas subsidiaries and managing international operations; and (viii) fluctuations in foreign currency exchange rates.
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
We generally do not have long-term supply contracts with our customers and, therefore, we must bear the risk of certain inventory commitments, based on our projections of future customer orders. We maintain an inventory to support these customers’ needs. Changes in demand, market conditions and/or product specifications could result in material obsolescence and a lack of alternative markets for certain of our customer specific products and could negatively impact operating results.
We could incur charges for impairment of assets, including goodwill and other long-lived assets, due to potential declines in the fair value of those assets or a decline in expected profitability of the Company or individual reporting units of the Company.
Approximately 70% of our total assets as of December 31, 2020 were comprised of goodwill, intangible assets, operating lease right-of-use assets and property, plant and equipment. Under generally accepted accounting principles, each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The events or changes that could require us to test these assets for impairment include changes in our estimated future cash flows, changes in rates of growth in our industry or in any of our businesses, and decreases in our stock price and market capitalization.
In the future, if sales demand or market conditions change from those projected by management, asset write-downs may be required. Material impairment charges, although not always affecting current cash flow, could have a material effect on our operating results and financial position.
Increases in demand for our products could make it more difficult for us to obtain additional skilled labor, which may adversely impact our operating efficiencies.
In certain geographic regions in which we have operating facilities, we have experienced shortages of qualified employees in the past, which negatively impacted our costs. While we are taking certain steps to automate aspects of our production and distribution, labor shortages and continued competition for qualified employees may increase the cost of our labor and create employee retention and recruitment challenges, especially during improving economic times, as employees with knowledge and experience have the ability to change employers more easily.
If demand for employees continues to increase, we may not be able to increase production to timely satisfy demand, and may initially incur higher labor and production costs, which could adversely impact our financial condition and operating results.
We may incur material charges or be adversely impacted by the consolidation and/or closure of all or part of a manufacturing or distribution facility.
We periodically assess the cost structure of our operating facilities to distribute and/or manufacture products in the most efficient manner. We may make capital investments to move, discontinue manufacturing and/or distribution capabilities, or products and product lines, sell or close all or part of additional manufacturing and/or distribution facilities in the future. These changes could result in material future charges or disruptions in our operations, and we may not achieve the expected benefits from these changes, which could result in an adverse impact on our operating results, cash flows, and financial condition.
We are subject to governmental and environmental regulations, and failure in our compliance efforts, changes to such laws and regulations or events beyond our control could result in damages, expenses or liabilities that individually, or in the aggregate, would have a material adverse effect on our financial condition and results of operations.
Some of our manufacturing processes involve the use, handling, storage and contracting for recycling or disposal of hazardous or toxic substances or wastes. Accordingly, we are subject to various governmental and environmental laws and regulations regarding these substances, as well as environmental requirements relating to air, water and noise pollution. The implementation of new laws and regulations or amendments to existing regulations could materially increase the cost of the Company’s products. We cannot presently determine what, if any, legislation may be adopted by federal, state or local governing bodies, or the effect any such legislation may have on our customers or us. Failure to comply with present or future regulations could result in fines or potential civil or criminal liability. Both scenarios could negatively impact our results of operations or financial condition.
We are subject to federal, state, local and certain international tax regulation. Changes thereto can have impacts on taxes paid, exposure to liabilities, and financial results of the Company.
While we seek to ensure the Company remains compliant with tax regulations in all jurisdictions in which we operate, new legislation or changes in existing legislation may result in changes to amounts owed for income, personal and real property taxes. These changes may negatively affect our results of operations, financial condition, and cash flows or increase the Company's effective tax rate.
We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service, states in which we conduct business, and other tax authorities. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.
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
As part of our business and strategic plan, we look for strategic acquisitions to provide shareholder value. Any acquisition will require the effective integration of an existing business and certain of its administrative, financial, sales and marketing, manufacturing, distribution and other functions to maximize synergies. Acquired businesses involve a number of risks that may affect our financial performance, including increased leverage, diversion of management resources, assumption of liabilities of the acquired businesses, financial reporting systems which do not integrate with the Company's existing financial reporting systems and possible corporate culture conflicts. If we are unable to successfully integrate these acquisitions, we may not realize the benefits identified in our due diligence process, and our financial results may be negatively impacted. Additionally, material unexpected liabilities could arise from these acquisitions.
Risks Related to Indebtedness
Our level of indebtedness could limit our operational flexibility and harm our financial condition and results of operations.
As of December 31, 2020, we had $840.0 million of total long-term debt, including current maturities and exclusive of deferred financing costs and debt discount, outstanding under our 2019 Credit Facility, Senior Notes and Convertible Senior Notes (all as defined herein).
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
The agreements governing our indebtedness contain financial and non-financial covenants with which we must comply that place restrictions on us. There can be no assurance that we will maintain compliance with the financial covenants under our 2019 Credit Agreement (as defined herein). These covenants require that we comply with a maximum level of a consolidated total leverage ratio and a minimum level of a consolidated fixed charge coverage ratio (both covenants as described in Note 8 of the Notes to Consolidated Financial Statements). If we fail to comply with the covenants contained in our 2019 Credit Agreement, the lenders could cause our debt to become due and payable prior to maturity or it could result in our having to refinance the indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full and there can be no assurance that we would be able to refinance any or all of this indebtedness.

Due to industry conditions and our operating results, there have been times in the past when we have had limited access to sources of capital. If we are unable to locate suitable sources of capital when needed, we may be unable to maintain or expand our business.
We depend on our cash balances, our cash flows from operations, and our 2019 Credit Facility to finance our operating requirements, capital expenditures and other needs. If a material economic recession occurred, such as the recession that impacted the economy in 2007-2010, production of RVs, marine units and manufactured homes could decline materially, resulting in reduced demand for our products. A decline in our operating results could negatively impact our liquidity. If our cash balances, cash flows from operations, and availability under our 2019 Credit Facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.
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
Risks Related to Ownership of our Common Stock
A variety of factors, many of which are beyond our control, could influence fluctuations in the market price for our common stock.
The stock market, in general, experiences volatility that has often been unrelated to the underlying operating performance of companies. If this volatility continues, the trading price of our common stock could decline materially, independent of our actual operating performance. The market price of our common stock could fluctuate materially in response to a number of factors, many of which are beyond our control, including the following:
•variations in our, our customers' and our competitors’ operating results;
•high concentration of shares held by institutional investors;
•announcements by us or our competitors of material contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•announcements by us or our competitors of technological improvements or new products;
•the gain or loss of material customers;
•additions or departures of key personnel;
•events affecting other companies that the market deems comparable to us;
•changes in investor perception of our business and/or management;
•changes in global economic conditions or general market conditions in the industries in which we operate;
•sales of our common stock held by certain equity investors or members of management;
•issuance of our common stock or debt securities by the Company; and
•the occurrence of other events that are described in these risk factors.

Risks Related to Information Security, Cybersecurity and Data Privacy
If our information technology systems fail to perform adequately, our operations could be disrupted and could adversely affect our business, reputation and results of operations.
We are increasingly dependent on digital technology, including information systems and related infrastructure, to process and record financial and operating data, manage inventory and communicate with our employees and business partners. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing, collection of payments, and other business processes. Our systems are subject to damage or interruption from power outages, telecommunications or internet failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs or experience data loss or theft and impediments to our ability to manage our business, which could adversely affect our results of operations. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business.
In addition, we may be required to make material technology investments to maintain and update our existing information technology systems. Implementing material system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives could disrupt or reduce our operational efficiency.
A cyber incident or data breach could result in information theft, data corruption, operational disruption, and/or financial loss.
Our technologies, systems, networks, and those of our business partners have in the past been, and may in the future become, the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or other disruption of our business operations. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or destruction due to ransom attacks or malware or result in denial of service on websites. We have programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our team members, contractors, vendors, and temporary staff. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Any cyber-attack on our business could materially harm our business and operating results. The Company currently carries insurance to cover exposure to this type of incident, but this coverage may not be sufficient to cover all potential losses. As cyber threats continue to evolve, we may be required to expend material additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we or our suppliers experience additional material data security breaches or fail to detect and appropriately respond to material data security breaches, we could be exposed to costly government enforcement actions and private litigation and our business and operating results could suffer.
Other Risks
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
In 2020, the Company operated in 23 states in the U.S., China, Canada and the Netherlands. At December 31, 2020, the Company leased approximately 7.6 million square feet of manufacturing, distribution and corporate facilities and owned approximately 2.8 million square feet, as listed below.

	Leased		Owned
Purpose / Nature	# of Properties	Square Footage	# of Properties	Square Footage
Manufacturing	105	5,623,000	31	1,950,000
Distribution	42	1,302,000	13	521,000
Manufacturing & Distribution (shared space)	3	567,000	1	94,000
Corporate & Other	16	102,000	2	210,000
Pursuant to the terms of the Company’s 2019 Credit Agreement, all owned real property subject to the existing security documents is subject to a security interest.
The Company's leased properties have lease expiration dates ranging from 2021 to 2030, with the exception of one property with a lease term expiring in 2039. Patrick believes the facilities occupied as of December 31, 2020 are adequate for the purposes for which they are currently being used and are well-maintained. The Company may, as part of its strategic operating plan, further consolidate and/or close certain owned facilities and may not renew leases on property with near-term lease expirations. Use of our manufacturing and distribution facilities may vary with seasonal, economic, and other business conditions.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to claims and lawsuits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims against the Company will not, individually or in the aggregate, have a material adverse effect on its financial condition, results of operations, or cash flows.
See Note 16 of the Notes to Consolidated Financial Statements for further discussion of legal matters in relation to commitments and contingencies.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is listed on The NASDAQ Global Stock MarketSM under the symbol PATK.
Holders of Common Stock
As of February 12, 2021, there were 253 shareholders of record. A number of shares are held in broker and nominee names on behalf of beneficial owners.
Dividends
In December 2019, the Company's Board of Directors (the "Board") adopted a dividend policy under which it plans to declare regular quarterly cash dividends. The Company paid cash dividends of $1.03 and $0.25 per share, or $23.6 and $5.8 million in the aggregate, in 2020 and 2019, respectively. Any future determination to pay cash dividends will be made by the Board in light of the Company’s earnings, financial position, capital requirements, and restrictions under the Company’s 2019 Credit Agreement, and such other factors as the Board deems relevant.
Purchases of Equity Securities by the Issuer
(c)Issuer Purchases of Equity Securities for the three months ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Sep. 28 - Oct. 25, 2020	—	$—	—	$38,779,489
Oct. 26 - Nov. 29, 2020	50,700	55.60	50,700	35,960,557
Nov. 30 - Dec. 31, 2020	11,844	70.11	—	35,960,557
Total	62,544		50,700
(1)Amount includes 11,844 shares common stock purchased by the Company in December 2020 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and stock appreciation rights held by the employees.
(2)See Note 13 of the Notes to Consolidated Financial Statements for additional information about the Company's stock repurchase program.
Stock Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group of companies, which includes Brunswick Corporation, Cavco Industries, Inc., LCI Industries, Malibu Boats, Inc., Thor Industries, Inc., Winnebago Industries, Inc., and Wabash National Corporation. This graph assumes an initial investment of $100 (with reinvestment of all dividends) was made in our common stock, in the index and in the peer group on December 31, 2015 and its relative performance is tracked through December 31, 2020.

Comparison of 5-Year Cumulative Total Return*
$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
PATK
Peer Group
Russell 2000

($)	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Patrick Industries, Inc.	100.00	175.40	239.48	102.10	180.79	235.69
Peer Group	100.00	143.24	206.88	131.29	191.50	230.53
Russell 2000	100.00	119.48	135.18	118.72	146.89	173.86
*The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31
	2020	2019	2018	2017	2016
	(thousands except per share amounts)
Operating Data:
Net sales (1)	$2,486,597	$2,337,082	$2,263,061	$1,635,653	$1,221,887
Gross profit	459,017	422,871	415,866	278,915	202,469
Operating income (1)	173,373	154,442	178,415	121,900	90,837
Net income	97,061	89,566	119,832	85,718	55,577
Basic net income per common share	$4.27	$3.88	$4.99	$3.54	$2.47
Diluted net income per common share	$4.20	$3.85	$4.93	$3.48	$2.43
Cash dividends paid per common share	$1.03	$0.25	$—	$—	$—

Financial Data:
Total assets (1) (2)	$1,753,435	$1,470,993	$1,231,231	$866,644	$534,950
Cash and cash equivalents	44,767	139,390	6,895	2,767	6,449
Total short-term and long-term debt (3)	840,000	705,000	661,082	354,357	273,153
Shareholders' equity	559,441	497,481	408,754	370,685	185,448
Cash flows from operating activities	160,153	192,410	200,013	99,901	97,147
(1) See Note 4 of the Notes to Consolidated Financial Statements for information regarding revenues, operating income and net assets of businesses acquired in fiscal years 2020, 2019 and 2018.
(2) See Note 15 of the Notes to the Consolidated Financial Statements for information regarding operating lease right-of-use assets reflected on the Company's balance sheet with the adoption of a new lease accounting standard in 2019.
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
The RV industry is our primary market and comprised 56% of the Company’s consolidated net sales in 2020. Sales from the RV industry increased 8% in 2020 compared to 2019. This increase in sales occurred despite an approximate 6-week operations shutdown in the late first quarter and early second quarter of 2020 in certain of our RV facilities in alignment with production shutdowns by certain OEM customers in response to the COVID-19 pandemic. In the second half of 2020, OEM production improved sharply in response to a strong increase in retail and wholesale demand for RVs, and our sales to RV OEMs also improved.

According to the Recreation Vehicle Industry Association (“RVIA”), wholesale industry shipments totaled 430,000 units in 2020, an increase of 6% compared to 406,000 units in 2019. RV industry retail unit sales increased 12% in 2020 according to Statistical Surveys, Inc ("SSI"), outpacing wholesale industry unit shipments. As a result, RV industry dealer inventories, which were already at historically low levels entering 2020, declined by more than 80,000 units in 2020, resulting in dealer inventories at their lowest levels in the last decade.
Marine Industry
Sales to the marine industry, which represented approximately 14% of the Company's consolidated net sales in 2020, increased 3% in 2020 compared to 2019. Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, which were impacted by marine OEM COVID-19 production shutdowns late in the first quarter and early in the second quarter of 2020. While marine wholesale powerboat unit shipments began to improve in the second half of 2020, total 2020 marine wholesale powerboat unit shipments decreased an estimated 14% according to the National Marine Manufacturers Association. At the same time, marine retail powerboat shipments increased 15% for 2020, benefiting from increased demand for powerboats, resulting in marine dealer inventory levels that are at their lowest since 2014 as retail sales outpaced marine wholesale unit shipments in 2020.

Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 17% of the Company’s consolidated sales in 2020, decreased 1% in 2020 compared to 2019. MH sales are correlated to MH industry wholesale unit shipments, which were impacted by temporary MH OEM production shutdowns as a result of COVID-19 in the late first quarter and early second quarter of 2020, slowly recovering in the second half of 2020 as MH OEMs worked through labor and supply constraints. Based on industry data from the Manufactured Housing Institute, MH wholesale industry unit shipments were flat in 2020.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, high-rise, hospitality, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 13% of our consolidated net sales in 2020, increasing 14% in 2020 compared to 2019. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets.
Combined new housing starts increased 7% in 2020 compared to 2019, with single family housing starts increasing 12% and multifamily residential starts decreasing 3% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

CONSOLIDATED OPERATING RESULTS
The following table sets forth the percentage relationship to net sales of certain items on the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(thousands)	2020		2019		2018
Net sales	2,486,597	100.0%	2,337,082	100.0%	2,263,061	100.0%
Cost of goods sold	2,027,580	81.5	1,914,211	81.9	1,847,195	81.6
Gross profit	459,017	18.5	422,871	18.1	415,866	18.4
Warehouse and delivery expenses	98,400	4.0	98,055	4.2	74,996	3.3
Selling, general and administrative expenses	146,376	5.9	134,466	5.8	128,242	5.7
Amortization of intangible assets	40,868	1.6	35,908	1.5	34,213	1.5
Operating income	173,373	7.0	154,442	6.6	178,415	7.9
Interest expense, net	43,001	1.7	36,616	1.6	26,436	1.2
Income taxes	33,311	1.3	28,260	1.2	32,147	1.4
Net income	97,061	3.9	89,566	3.8	119,832	5.3

Year Ended December 31, 2020 Compared to 2019
Net Sales. Net sales in 2020 increased approximately $149.5 million, or 6%, to $2.49 billion from $2.34 billion in 2019. The increase was attributable to an 8% increase in sales from the RV industry, a 14% increase in the Company’s sales from the industrial markets and a 3% increase in sales from the marine industry, partially offset by a 1% decrease in sales from the MH industry.
In 2020 and 2019, net sales attributable to acquisitions completed in each of those years was $81.9 million and $8.3 million, respectively.
The Company’s RV content per wholesale unit for 2020 increased 2% to $3,235 from $3,170 in 2019. Marine powerboat content per wholesale unit for 2020 increased 24% to an estimated $2,098 from $1,696 in 2019. MH content per wholesale unit for 2020 decreased 1% to $4,580 in 2020 from $4,616 in 2019.

Cost of Goods Sold. Cost of goods sold increased $113.4 million, or 6%, to $2.03 billion in 2020 from $1.91 billion in 2019. As a percentage of net sales, cost of goods sold decreased during 2020 to 81.5% from 81.9% in 2019.
The decrease in cost of goods sold as a percentage of net sales is attributed to certain fixed overhead components against the overall increase in net sales in 2020, partially offset by an increase in labor as an overall percentage of net sales. In general, the Company's cost of goods sold percentage can be impacted by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products.
Gross Profit. Gross profit increased $36.1 million or 9%, to $459.0 million in 2020 from $422.9 million in 2019. As a percentage of net sales, gross profit increased to 18.5% in 2020 from 18.1% in 2019. The increase in gross profit as a percentage of net sales in 2020 compared to 2019 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Economic or industry-wide factors affecting the profitability of our RV, MH, marine and industrial businesses include the costs of commodities and the labor used to manufacture our products, the competitive environment and the impact of different gross margin profiles of acquired companies, all of which can cause gross margins to fluctuate from quarter-to-quarter and year-to-year.

Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $0.3 million, or 0.4%, to $98.4 million in 2020 from $98.1 million in 2019. As a percentage of net sales, warehouse and delivery expenses were 4.0% in 2020 and 4.2% in 2019. The decrease as a percentage of net sales in 2020 compared to 2019 was primarily attributable to the lower proportion of MH industry net sales in 2020 compared to 2019, which have higher warehousing and delivery costs as a percentage of net sales.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $11.9 million, or 9%, to $146.4 million in 2020 from $134.5 million in 2019. As a percentage of net sales, SG&A expenses were 5.9% in 2020 and 5.8% in 2019. The increase in SG&A expenses as a percentage of net sales in 2020 is primarily due to an expansion of general and administrative resources to support end market demand.
Amortization of Intangible Assets. Amortization of intangible assets increased $5.0 million, or 13.8%, in 2020 compared to 2019. The increase in 2020 compared to 2019 primarily reflects the impact of an increase in intangible assets from businesses acquired in 2019 and 2020.
Operating Income. Operating income increased $19.0 million, or 12%, to $173.4 million in 2020 from $154.4 million in 2019. Operating income in 2020 and 2019 included $10.7 million and $0.9 million, respectively, from the businesses acquired in each year. Operating income as a percentage of net sales was 7.0% in 2020 and 6.6% in 2019. The increase in operating income is primarily attributable to the items discussed above as well as the operating margin profiles of businesses acquired in 2020.
Interest Expense, Net. Interest expense, net, increased $6.4 million, or 17%, to $43.0 million in 2020 from $36.6 million in 2019. The increase in net interest expense reflects increased borrowings related to 2020 acquisitions, partly offset by decreases in the average interest rate on the variable rate portion of the Company's debt, which reflects a lower weighted average LIBOR in 2020 compared to 2019.
Income Taxes. Income tax expense increased $5.0 million, or 18%, to $33.3 million in 2020 from $28.3 million in 2019. For 2020, the effective tax rate was 25.6% compared to 24.0% in 2019. The increase in the effective tax rate in 2020 was mostly attributable to a change in the mix of state taxes and decreased benefits from stock-based compensation.

See our Form 10-K for the year ended December 31, 2019 for a discussion of our consolidated operating results for the year ended December 31, 2019 compared to 2018.
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
BUSINESS SEGMENTS
The Company's reportable segments, manufacturing and distribution, are based on its method of internal reporting. The Company regularly evaluates the performance of the manufacturing and distribution segments and allocates resources to them based on a variety of indicators including net sales and operating income. The Company does not measure profitability at the end market (RV, marine, MH and industrial) level.
•Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops and cabinet products; cabinet doors; fiberglass bath fixtures and tile systems; hardwood furniture; vinyl printing; decorative vinyl and paper laminated panels; solid surface, granite, and quartz countertop fabrication; RV painting; fabricated aluminum products; fiberglass and plastic components; fiberglass bath fixtures and tile systems; softwoods lumber; custom cabinetry; polymer-based flooring; electrical systems components including instrument and dash panels; wrapped vinyl, paper and hardwood profile mouldings; interior passage doors; air handling products; slide-out trim and fascia; thermoformed shower surrounds; specialty bath and closet building products; fiberglass and plastic helm systems and components products; treated, untreated and laminated plywood; wiring and wire harnesses; boat covers, towers, tops and frames; marine hardware; aluminum and plastic fuel tanks; CNC molds and composite parts; slotwall panels and components; and other products.
•Distribution – The Company distributes pre-finished wall and ceiling panels; drywall and drywall finishing products; electronics and audio systems components; appliances; wiring, electrical and plumbing products; fiber reinforced polyester products; cement siding; raw and processed lumber; interior passage doors; roofing products; laminate and ceramic flooring; tile; shower doors; furniture; fireplaces and surrounds; interior and exterior lighting products; and other miscellaneous products in addition to providing transportation and logistics services.
Net sales pertaining to the manufacturing and distribution segments as stated in the table below and in the following discussions include intersegment sales. Gross profit includes the impact of intersegment operating activity.
The table below presents information about the net sales, gross profit, and operating income of the Company’s segments. Reconciliations of the amounts below to consolidated totals are presented in Note 18 to Consolidated Financial Statements.

	Year Ended December 31,
(thousands)	2020	2019	2018
Sales
Manufacturing	$1,765,818	$1,673,486	$1,779,048
Distribution	762,472	699,159	521,235
Gross Profit
Manufacturing	324,938	307,362	337,451
Distribution	133,291	110,957	81,016
Operating Income
Manufacturing	190,518	174,913	215,246
Distribution	54,376	38,953	31,491

Year Ended December 31, 2020 Compared to 2019
Manufacturing
Net Sales. Sales increased $92.3 million, or 6%, to $1.77 billion from $1.67 billion in 2019. This segment accounted for approximately 70% of the Company’s consolidated net sales in 2020 and 2019. The sales increase reflected increased net sales across all of our end markets.
In 2020 and 2019, net sales attributable to acquisitions completed in each of those periods was $52.5 million and $8.3 million, respectively.
Gross Profit. Gross profit increased $17.5 million, or 6%, to $324.9 million in 2020 from $307.4 million in 2019. As a percentage of net sales, gross profit was 18.4% in 2020 and 2019.

Operating Income. Operating income increased $15.6 million, or 9%, to $190.5 million in 2020 from $174.9 million in 2019. Operating income attributable to acquisitions completed in 2020 and 2019 was $7.0 million and $0.9 million, respectively. The increase in operating income primarily reflects the increase in gross profit mentioned above.
Distribution
Net Sales. Sales increased $63.3 million, or 9%, to $762.5 million in 2020 from $699.2 million in 2019. This segment accounted for approximately 30% of the Company’s consolidated net sales for 2020 and 2019. The increase in net sales in 2020 is primarily attributed to an increase in RV, industrial and marine end market net sales, partially offset by a decrease in net sales to the MH market. Revenue attributable to acquisitions completed in 2020 was $29.4 million.
Gross Profit. Gross profit increased $22.3 million, or 20%, to $133.3 million in 2020 from $111.0 million in 2019. As a percentage of net sales, gross profit was 17.5% in 2020 compared to 15.9% in 2019. The increase in gross profit as a percentage of net sales for 2020 reflected the contribution of increased net sales in our higher margin transportation business and the positive impact of leveraging fixed costs on higher sales volumes in our other distribution businesses.
Operating Income. Operating income in 2020 increased $15.4 million, or 40%, to $54.4 million from $39.0 million in 2019. The businesses acquired in 2020 contributed approximately $3.7 million to operating income in the Distribution segment in 2020. The overall improvement in operating income in 2020 primarily reflects the items discussed above.
Unallocated Corporate Expenses
As presented in Note 18 to the Consolidated Financial Statements, unallocated corporate expenses in 2020 increased $7.2 million, or 30%, to $30.7 million from $23.5 million in 2019. The increase in 2020 was mostly attributed to an increase in professional fees, administrative wages and incentive compensation.
LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity are cash flow from operations, which includes selling its products and collecting receivables, available cash reserves and borrowing capacity available under the 2019 Credit Facility (as defined below). Principal uses of cash are to support working capital demands, meet debt service requirements and support the Company's capital allocation strategy, which includes acquisitions, capital expenditures, dividends and repurchases of the Company’s common stock, among others.
Cash Flows
Year Ended December 31, 2020 Compared to 2019
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities decreased $32.2 million to $160.2 million in 2020 from $192.4 million in 2019 primarily due to: (i) an increase in cash used by inventories of $54.2 million, which is primarily due to an increase in inventories purchased at year end to support a strong increase in end market demand for our products and (ii) an increase in cash used by trade and other receivables of $35.0 million, primarily due to an increase in year end sales as well as the timing of collection of trade receivables. Partially offsetting the above increase in the use of operating cash flows were: (i) an increase in cash from prepaid expenses, accounts payable, accrued liabilities and other of $30.1 million; (ii) an increase in depreciation and amortization of $10.5 million; (iii) an increase in other operating items of $8.8 million and (iv) an increase in net income of $7.5 million.
Investing Activities
Net cash used in investing activities increased $258.7 million to $337.9 million in 2020 from $79.2 million in 2019 primarily due to (i) an increase in cash used in business acquisitions of $250.0 million; an increase in capital expenditures of $4.4 million and (iii) a decrease in cash provided by proceeds from sale of property, plant and equipment and other investing activities of $4.1 million.
Financing Activities
Net cash flows provided by financing activities increased $63.7 million to $83.0 million in 2020 from $19.3 million in 2019 primarily due to: (i) an increase in net borrowings of $135.0 million in 2020 compared to an increase in net borrowings of $43.9 million in 2019, due primarily to our use of the 2019 Revolver (as defined herein) to fund 2020 business acquisitions and (ii) a decrease in payments of deferred financing, debt issuance, contingent consideration and other of $9.9 million. These increases in cash from financing activities were partially offset by increases in cash paid for dividends and stock repurchases under our buyback program of $37.1 million.
See our Form 10-K for the year ended December 31, 2019 for a discussion of cash flows for the year ended December 31, 2019 compared to 2018.
Summary of Liquidity and Capital Resources
The Company believes that existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2019 Credit Facility will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the 2019 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the 2019 Credit Facility (the "2019 Credit Agreement"). In 2020, the Company was in compliance with its financial debt covenants as required under the terms of the 2019 Credit Agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio compared to the actual amounts as of December 31, 2020 and for the fiscal year then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	4.50	2.44
Consolidated fixed charge coverage ratio (12-month period)	1.50	4.81
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

Borrowings under the revolving credit loan (the "2019 Revolver") and the term loan (the "2019 Term Loan" and, together with the 2019 Revolver, the "2019 Credit Facility") established under the 2019 Credit Agreement, which are subject to variable rates of interest, are subject to a maximum total borrowing limit of $650.0 million (effective September 17, 2019). See Note 8 of the Notes to the Consolidated Financial Statements for further information. See Note 9 of the Notes to Consolidated Financial Statements for information on interest rate swaps used to partially hedge variable interest rates under the 2019 Revolver and 2019 Term Loan. The unused availability under the 2019 Credit Facility as of December 31, 2020 was $314.6 million.

Off-Balance Sheet Arrangements
None.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ materially from these estimates under different assumptions or conditions. Other material accounting policies are described in Notes 1, 3 and 15 of the Notes to Consolidated Financial Statements. The Company has identified the following critical accounting policies and estimates:
Goodwill and Other Intangible Assets. The Company’s acquisitions include purchased goodwill and other intangible assets. Goodwill represents the excess of cost over the fair value of the net assets acquired. Other intangible assets acquired are classified as customer relationships, non-compete agreements, patents and trademarks.
Goodwill and indefinite-lived intangible assets, representing acquired trademarks, are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators include a sustained material decline in our share price and market capitalization, a decline in expected future cash flows, or a material adverse change in the business climate. A material adverse change in the business climate could result in a material loss of market share or the inability to achieve previously projected revenue growth.
Impairment reviews of goodwill are performed at the reporting unit level. The Company’s reporting units are defined as one level below our operating segments, Manufacturing and Distribution, which are the same as our reportable segments. In evaluating goodwill for impairment, either a qualitative or quantitative assessment is performed. If the qualitative assessment indicates it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company performs a quantitative assessment. When estimating reporting unit fair value with the quantitative assessment, the Company uses a combination of market and income-based methodologies. The market approach includes a comparison of multiples of earnings before interest, taxes, depreciation and amortization for the reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. When calculating the present value of future cash flows under the income approach, the Company takes into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results. The income approach fair value estimate also includes estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and internally-developed forecasts.
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

Based on the results of the Company's analyses, the estimated fair value of each of the Company's reporting units and trademarks was determined to exceed the carrying value for each of the years ended December 31, 2020, 2019 and 2018 and so no impairments were recognized. Further, based on the results of the impairment analyses, none of the Company’s reporting units or trademarks were at risk of failing the impairment assessments discussed above that would have a material effect on the Company’s Consolidated Financial Statements for any period presented.

See Note 7 of the Notes to Consolidated Financial Statements for information regarding immaterial impairments recorded in 2020 unrelated to the annual goodwill and trademark tests.

Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.

Business Combinations. From time to time, we may enter into business combinations. We recognize the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of property, plant and equipment, identifiable intangible assets, contingent consideration and other financial assets and liabilities. Significant estimates and assumptions include subjective and/or complex judgments regarding items such as discount rates, customer attrition rates, royalty rates, economic lives and other factors, including estimated future cash flows that we expect to generate from the acquired assets.
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. No changes in fiscal 2020 to provisional fair value estimates of assets and liabilities assumed in acquisitions were material. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop the acquisition date fair value estimates, we could record future impairment charges. In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired assets could be impaired.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations
At December 31, 2020, our total debt obligations under our 2019 Credit Agreement were under LIBOR-based interest rates. A 100 basis point increase in the underlying LIBOR rates would result in additional annual interest cost of approximately $1.7 million, assuming average borrowings, including the Term Loan, subject to variable rates of $167.5 million, which was the amount of such borrowings outstanding at December 31, 2020 subject to variable rates after taking into consideration interest rate swaps with a combined notional principal amount of $200 million.
Inflation
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, fiberglass, copper and aluminum, and petroleum-based products are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in 2020. During periods of rising commodity prices, we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. We do not believe that inflation had a material effect on results of operations for the periods presented.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included a review of the documentation of controls, an assessment of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. As permitted under SEC guidance, management’s assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the operations of businesses acquired in 2020, which are described in Note 4 of the Notes to Consolidated Financial Statements. Businesses acquired in 2020 represented less than 3% of consolidated net sales for the year ended December 31, 2020 and approximately 19% of consolidated total assets as of December 31, 2020. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited our internal control over financial reporting as of December 31, 2020, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Company
The information required by this item with respect to directors is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021, under the captions “Election of Directors” and “Delinquent Section 16(a) Reports,” which information is hereby incorporated herein by reference.
Executive Officers of the Registrant
The information required by this item is set forth under the caption “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K.
Audit Committee
Information on our Audit Committee is contained under the caption “Audit Committee” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021 and is incorporated herein by reference.
Code of Ethics and Business Conduct
We have adopted a Code of Ethics and Business Conduct Policy applicable to all employees. Our Code of Ethics and Business Conduct Policy is available on the Company’s web site at www.patrickind.com under “Investor Relations”. We intend to post on our web site any substantive amendments to, or waivers from, our Code of Ethics and Business Conduct Policy as well as our Corporate Governance Guidelines. We will provide shareholders with a copy of these policies without charge upon written request directed to the Company’s Corporate Secretary at the Company’s address.

Corporate Governance
Information on our corporate governance practices is contained under the caption “Corporate Governance” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021 and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021, under the caption “Executive Compensation," "Compensation Committee Interlocks and Director Participation," and "Compensation Committee Report," and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021, under the captions “Related Party Transactions” and “Corporate Governance and Related Matters,” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2021, under the heading “Independent Public Accountants,” and is incorporated herein by reference.

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

3.3	Amended and Restated By-laws of Patrick Industries, Inc. (filed as Exhibit 3.1 to the Company's Form 8-K filed on May 8, 2020 and incorporated herein by reference).

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

10.9
Third Amended and Restated Credit Agreement dated September 17, 2019 by and among the Company, the Guarantors, the lenders from time to time a party thereto and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company's Form 8-K filed on September 18, 2019 and incorporated herein by reference).

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
Attached as Exhibits 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Consolidated Statements of Financial Position; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; and (v) the Consolidated Statements of Cash Flows, and the related Notes to these financial statements in detail tagging format.
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

PATRICK INDUSTRIES, INC.

Date: February 26, 2021	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
President and Chief Executive Officer
Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andy L. Nemeth	President and Chief Executive Officer	February 26, 2021
Andy L. Nemeth	(Principal Executive Officer)
Director

/s/ Jacob R. Petkovich	Executive Vice President Finance,	February 26, 2021
Jacob R. Petkovich	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ James E. Rose	Principal Accounting Officer	February 26, 2021
James E. Rose	(Principal Accounting Officer)

/s/ Joseph M. Cerulli	Director	February 26, 2021
Joseph M. Cerulli

/s/ Todd M. Cleveland	Executive Chairman of the Board	February 26, 2021
Todd M. Cleveland

/s/ John A. Forbes	Director	February 26, 2021
John A. Forbes

/s/ Michael A. Kitson	Director	February 26, 2021
Michael A. Kitson

/s/ Pamela R. Klyn	Director	February 26, 2021
Pamela R. Klyn

/s/ Derrick B. Mayes	Director	February 26, 2021
Derrick B. Mayes

/s/ Denis G. Suggs	Director	February 26, 2021
Denis G. Suggs

/s/ M. Scott Welch	Lead Director	February 26, 2021
M. Scott Welch

PATRICK INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Patrick Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Patrick Industries, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the operations of businesses acquired in 2020, which are described in Note 4, whose financial statements constitute less than 3% of consolidated net sales for the year ended December 31, 2020 and approximately 19% of consolidated total assets as of December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at these businesses.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses a combination of market and income-based methodologies. The market approach includes a comparison of multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) for the reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. When calculating the present value of future cash flows under the income approach, the Company takes into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results. The income approach fair value estimate also includes estimates of long-term growth rates and discount rates that are commensurate with the risks and uncertainty inherent in the respective reporting units and the internally-developed forecasts. The goodwill balance was $396 million as of December 31, 2020. The estimated fair value of each of the Company's reporting units was determined to exceed the carrying value for the year ended December 31, 2020, and so no impairment was recognized.
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

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Company’s reporting units, such as controls related to management’s selection of the discount rates and forecasts of sales and operating income.

•We evaluated management’s ability to accurately forecast sales and operating income by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s sales and operating income assumptions included in the income approach model, and extent to which forecast projection risk had been contemplated in the selection of the discount rates, by comparing the forecasts to historical sales and operating income, the strategic plans communicated to the Board of Directors, and forecasted information included in analyst and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rates by testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2021

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Patrick Industries, Inc.
Elkhart, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity of Patrick Industries, Inc. (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Company's auditor from 2009 to 2018.

Oak Brook, Illinois
February 28, 2019

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(thousands except per share data)	Year Ended December 31,
	2020	2019	2018
NET SALES	$2,486,597	$2,337,082	$2,263,061
Cost of goods sold	2,027,580	1,914,211	1,847,195
GROSS PROFIT	459,017	422,871	415,866

Operating Expenses:
Warehouse and delivery	98,400	98,055	74,996
Selling, general and administrative	146,376	134,466	128,242
Amortization of intangible assets	40,868	35,908	34,213
Total operating expenses	285,644	268,429	237,451
OPERATING INCOME	173,373	154,442	178,415
Interest expense, net	43,001	36,616	26,436
Income before income taxes	130,372	117,826	151,979
Income taxes	33,311	28,260	32,147
NET INCOME	$97,061	$89,566	$119,832

BASIC NET INCOME PER COMMON SHARE	$4.27	$3.88	$4.99
DILUTED NET INCOME PER COMMON SHARE	$4.20	$3.85	$4.93

Weighted average shares outstanding - Basic	22,730	23,058	23,995
Weighted average shares outstanding - Diluted	23,087	23,280	24,317
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(thousands)	Year Ended December 31,
	2020	2019	2018
NET INCOME	$97,061	$89,566	$119,832
Other comprehensive (loss) income, net of tax:
Change in unrealized loss of hedge derivatives	(515)	(2,401)	(1,973)
Foreign currency translation gain (loss)	154	(22)	(32)
Other	7	(595)	(741)
Total other comprehensive loss	(354)	(3,018)	(2,746)
COMPREHENSIVE INCOME	$96,707	$86,548	$117,086
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(thousands except share data)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$44,767	$139,390
Trade and other receivables, net	132,505	87,536
Inventories	312,809	253,870
Prepaid expenses and other	37,982	36,038
Total current assets	528,063	516,834
Property, plant and equipment, net	251,493	180,849
Operating lease right-of-use-assets	117,816	93,546
Goodwill	395,800	319,349
Intangible assets, net	456,276	357,014
Deferred financing costs, net	2,382	2,978
Other non-current assets	1,605	423
TOTAL ASSETS	$1,753,435	$1,470,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$5,000
Current operating lease liabilities	30,901	27,694
Accounts payable	105,786	96,208
Accrued liabilities	83,202	58,033
Total current liabilities	227,389	186,935
Long-term debt, less current maturities, net	810,907	670,354
Long-term operating lease liabilities	88,175	66,467
Deferred tax liabilities, net	39,516	27,284
Other long-term liabilities	28,007	22,472
TOTAL LIABILITIES	1,193,994	973,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 40,000,000 shares; issued 2020 - 23,360,619 shares; issued 2019 - 23,753,551 shares	180,892	172,662
Additional paid-in-capital	24,387	25,014
Accumulated other comprehensive loss	(6,052)	(5,698)
Retained earnings	360,214	305,503
TOTAL SHAREHOLDERS’ EQUITY	559,441	497,481
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,753,435	$1,470,993
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(thousands)	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,061	$89,566	$119,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,270	62,795	55,052
Amortization of convertible notes debt discount	7,187	7,021	5,885
Stock-based compensation expense	15,960	15,436	13,981
Deferred income taxes	8,091	5,593	759
Other	3,991	(1,661)	(2,841)
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(29,190)	5,768	26,680
Inventories	(34,554)	19,682	92
Prepaid expenses and other assets	(2,414)	(12,869)	1,654
Accounts payable, accrued liabilities and other	20,751	1,079	(21,081)
Net cash provided by operating activities	160,153	192,410	200,013
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32,100)	(27,661)	(34,486)
Proceeds from sale of property, equipment, facility and other	211	4,402	6,463
Business acquisitions, net of cash acquired	(305,995)	(55,953)	(343,347)
Net cash used in investing activities	(337,884)	(79,212)	(371,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	7,500	36,981
Term debt repayments	(5,000)	(6,250)	(7,691)
Borrowing on revolver	239,277	653,129	1,211,464
Repayments on revolver	(99,277)	(910,461)	(1,106,528)
Proceeds from senior notes offering	—	300,000	—
Proceeds from convertible notes offering	—	—	172,500
Purchase of convertible notes hedges	—	—	(31,481)
Proceeds from sale of warrants	—	—	18,147
Cash dividends paid to shareholders	(23,630)	(5,798)	—
Stock repurchases under buyback program	(23,106)	(3,815)	(107,567)
Payments related to vesting of stock-based awards, net of shares tendered for taxes	(3,741)	(3,380)	(2,698)
Payment of deferred financing costs	(58)	(7,219)	(7,632)
Payment of contingent consideration from a business acquisition	(2,000)	(4,416)	—
Other financing activities	643	7	(10)
Net cash provided by financing activities	83,108	19,297	175,485
Increase (decrease) in cash and cash equivalents	(94,623)	132,495	4,128
Cash and cash equivalents at beginning of year	139,390	6,895	2,767
Cash and cash equivalents at end of year	$44,767	$139,390	$6,895
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(thousands except share data)	Common Stock	Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance January 1, 2018	$163,196	$8,243	$66	$199,180	$370,685
Net income	—	—	—	119,832	119,832
Other comprehensive loss, net of tax	—	—	(2,746)	—	(2,746)
Stock repurchases under buyback program	(12,783)	(646)	—	(94,138)	(107,567)
Issuance of shares upon exercise of common stock options	3	—	—	—	3
Shares used to pay taxes on stock grants	(2,961)	—	—	—	(2,961)
Stock-based compensation expense	13,981	—	—	—	13,981
Purchase of convertible notes hedges	—	(31,481)	—	—	(31,481)
Proceeds from sale of warrants	—	18,147	—	—	18,147
Equity component of convertible note issuance	—	30,861	—	—	30,861
Balance December 31, 2018	$161,436	$25,124	$(2,680)	$224,874	$408,754
Net income	—	—	—	89,566	89,566
Dividends declared	—	—	—	(5,938)	(5,938)
Other comprehensive loss, net of tax	—	—	(3,018)	—	(3,018)
Stock repurchases under buyback program	(706)	(110)	—	(2,999)	(3,815)
Issuance of shares upon exercise of common stock options	7	—	—	—	7
Shares used to pay taxes on stock grants	(3,511)	—	—	—	(3,511)
Stock-based compensation expense	15,436	—	—	—	15,436
Balance December 31, 2019	$172,662	$25,014	$(5,698)	$305,503	$497,481
Net income	—	—	—	97,061	97,061
Dividends declared	—	—	—	(24,202)	(24,202)
Other comprehensive loss, net of tax	—	—	(354)	—	(354)
Stock repurchases under buyback program	(4,331)	(627)	—	(18,148)	(23,106)
Issuance of shares upon exercise of common stock options	643	—	—	—	643
Shares used to pay taxes on stock grants	(4,042)	—	—	—	(4,042)
Stock-based compensation expense	15,960	—	—	—	15,960
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$360,214	$559,441
See accompanying Notes to Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Patrick Industries, Inc. (“Patrick” or the “Company”) operations consist of the manufacture and distribution of component products and materials for use primarily by the recreational vehicle (“RV”), marine, manufactured housing (“MH”) and industrial markets for customers throughout the United States and Canada. At December 31, 2020, the Company maintained 141 manufacturing plants and 58 distribution facilities located in 23 states, China, Canada and the Netherlands. Patrick operates in two business segments: Manufacturing and Distribution.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Patrick and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In preparation of Patrick’s consolidated financial statements as of December 31, 2020, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date of issuance of the Form 10-K to determine those requiring recognition or disclosure in the consolidated financial statements.
Financial Periods
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning thirteen weeks, with the first, second and third quarters ending on the Sunday closest to the end of the first, second and third 13-week periods, respectively. The first three quarters of fiscal year 2020 ended on March 29, 2020, June 28, 2020 and September 27, 2020. The first three quarters of fiscal year 2019 ended on March 31, 2019, June 30, 2019 and September 29, 2019. The first three quarters of fiscal year 2018 ended on April 1, 2018, July 1, 2018 and September 30, 2018.
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
Costs and Expenses
Cost of goods sold includes material costs, direct and indirect labor, depreciation, overhead expenses, inbound freight charges, inspection costs, internal transfer costs, receiving costs, and other costs.
Warehouse and delivery expenses include salaries and wages, building rent and insurance, and other overhead costs related to distribution operations and delivery costs related to the shipment of finished and distributed products to customers.

Stock Based Compensation
Compensation expense related to the fair value of restricted stock and restricted stock unit ("RSU") awards as of the grant date is calculated based on the Company’s closing stock price on the date of grant. In addition, the Company estimates the fair value of all stock option and stock appreciation rights (“SARS”) awards as of the grant date by applying the Black-Scholes option-pricing model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including the expected option term, dividend yield, risk-free interest rate and volatility of the Company's common stock. Expected volatilities take into consideration the historical volatility of the Company’s common stock. The expected term of options and SARS represents the period of time that the options and SARS granted are expected to be outstanding based on historical Company trends. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for instruments of a similar term. New shares are issued upon exercise of options. Forfeitures of stock based compensation are recognized as incurred.
Net Income Per Common Share
Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options, SARS, and restricted stock and RSU awards (collectively, “Common Stock Equivalents”). The dilutive effect of Common Stock Equivalents is calculated under the treasury stock method using the average market price for the period. Common Stock Equivalents are not included in the computation of diluted net income per common share if their effect would be anti-dilutive. See Note 14 for the calculation of both basic and diluted net income per common share.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
Trade and Other Receivables
Trade receivables consist primarily of amounts due to the Company from its normal business activities. In assessing the carrying value of its trade receivables, the Company estimates the recoverability by making assumptions based on historical and forward-looking factors, such as historical and anticipated customer performance, current overall and industry-specific economic conditions, historical write-off and collection experience, the level of past-due amounts, and specific risks identified in the trade receivables portfolio.
Allowance for doubtful accounts was immaterial at December 31, 2020 and 2019, and changes in the allowance were immaterial for the years ended December 31, 2020, 2019 and 2018.
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

Prepaid Expenses and Other
Prepaid expenses and other consists of the following at December 31, 2020 and 2019:

(thousands)	2020	2019
Vendor rebates receivable	$6,527	$11,524
Income tax receivable	—	3,895
Prepaid expenses	16,510	7,571
Deposits	14,945	1,409
Prepaid income taxes	—	11,639
Total	$37,982	$36,038
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual impairment test based on their estimated fair value. The Company performs the required test for goodwill and indefinite-lived intangible assets for impairment in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value may exceed the fair value. As part of the annual goodwill test, we estimate the fair value of our reporting units using both an income and market based approach. The market approach includes a comparison of multiples of earnings before interest, taxes, depreciation and amortization for the reporting units to similar businesses or guideline companies whose securities are actively traded in public markets. The income approach calculates the present value of expected cash flows to determine the estimated fair value of our reporting units. Additionally, the income approach requires us to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. The assumptions we use to estimate future cash flows are consistent with the assumptions that our reporting units use for internal planning purposes. When calculating the present value of future cash flows under the income approach, we take into consideration multiple variables, including forecasted sales volumes and operating income, current industry and economic conditions, and historical results.
If we determine that the estimated fair value of each reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. Our fourth quarter 2020 goodwill impairment test concluded that the fair values of each of our reporting units exceeded their carrying values. Our fourth quarter indefinite-lived intangibles test also concluded that the fair values of intangibles exceeded their respective carrying values. Definite-lived intangible assets are amortized over their useful lives, as detailed further in Note 7, and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.
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
Fair Value and Financial Instruments
The Company accounts for certain assets and liabilities at fair value. The fair values are separated into three broad levels (Levels 1, 2 and 3) based on the assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. The three levels are as follows:
•Level 1 inputs, which are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 inputs, which are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3 inputs, which are unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

	2020			2019
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents(1)	—	—	—	132.6	—	—
Senior Note	—	329.0	—	—	320.3	—
Convertible Note	—	180.0	—	—	162.5	—
Interest Rate Swaps(2)	—	6.6	—	—	5.9	—
Contingent consideration(3)	—	—	6.9	—	—	9.6
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market, are reported on the consolidated statements of financial position as a component of "Cash and cash equivalents". The Company held no Cash Equivalents as of December 31, 2020.
(2) The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, and are classified as Level 2 in the fair value hierarchy and discussed further in Note 9.
(3) The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 4.

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

Reclassified Amounts
Certain amounts have been reclassified in prior year financial statements to conform with current year presentation. These reclassifications have no impact on the overall financial information and relate to the following:
•Gross versus net presentation of earnings in accumulated other comprehensive income (loss) - Note 10
•Presentation of discrete items in the Company's income tax rate reconciliation - Note 12

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
Income Taxes
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption is not expected to have a material effect on its consolidated financial statements.

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

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

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
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Year Ended December 31, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$938,301	$453,907	$1,392,208
Manufactured Housing	180,136	252,227	432,363
Industrial	286,764	36,601	323,365
Marine	324,250	14,411	338,661
Total	$1,729,451	$757,146	$2,486,597

	Year Ended December 31, 2019
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$897,848	$389,345	$1,287,193
Manufactured Housing	176,665	260,121	436,786
Industrial	250,969	33,595	284,564
Marine	316,781	11,758	328,539
Total	$1,642,263	$694,819	$2,337,082

	Year Ended December 31, 2018
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,069,981	$364,276	$1,434,257
Manufactured Housing	163,513	111,178	274,691
Industrial	246,168	33,813	279,981
Marine	265,805	8,327	274,132
Total	$1,745,467	$517,594	$2,263,061
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

4.    ACQUISITIONS
General
The Company completed the acquisitions discussed below during the years ended December 31, 2020, 2019 and 2018. The acquisitions were funded through cash on hand or through borrowings under the Company’s credit facility in existence at the time of acquisition. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s consolidated statements of financial position at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one-year measurement period. For those acquisitions where the purchase price allocation is provisional, which includes certain acquisitions completed in 2020, the Company is still in the process of finalizing the fair values of acquired intangible assets and fixed assets. In general, the acquisitions described below provided the opportunity for the Company to either establish a new presence in a particular market and/or expand its product offerings in an existing market and increase its market share and per unit content.
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
For the years ended December 31, 2020, 2019 and 2018, revenue of approximately $81.9 million, $8.3 million and $249.3 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year.
For the years ended December 31, 2020, 2019 and 2018, operating income of approximately $10.7 million, $0.9 million and $23.2 million, respectively, was included in the Company’s consolidated statements of income pertaining to the businesses acquired in each such year. Acquisition-related costs associated with the businesses acquired in 2020, 2019 and 2018 were immaterial in each respective year.
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

The aggregate fair value of the contingent consideration as of December 31, 2020 was $6.9 million, $1.6 million of which is included in the line item "Accrued liabilities" and $5.3 million is included in “Other long-term liabilities” on the consolidated statement of financial position. At December 31, 2019, the fair value was $9.6 million, $2.0 million of which was included in the line item "Accrued liabilities" and $7.6 million was included in "Other long-term liabilities". The liability for contingent consideration expires at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $14.5 million in the aggregate as of December 31, 2020. In 2020, the Company recorded a $4.2 million non-cash decrease to accrued liabilities, which is included within selling, general and administrative expense in the consolidated statement of income, partly offset by a $0.2 million non-cash accretion of other long term liabilities, representing changes in the amount of consideration expected to be paid. In 2020, the Company made cash payments of approximately $2.0 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.
2020 Acquisitions
The Company completed the following seven previously announced acquisitions in the year ended December 31, 2020 (the "2020 Acquisitions"):

Company	Segment	Description
Maple City Woodworking Corporation	Manufacturing	Manufacturer of hardwood cabinet doors and fascia for the RV market based in Goshen, Indiana
SEI Manufacturing, Inc.	Manufacturing	Manufacturer of towers, T-Tops, hardtops, rails, gates and other aluminum exterior products for the marine market located in Cromwell, Indiana
Inland Plywood Company	Manufacturing	Supplier, laminator, and wholesale distributor of treated, untreated, and laminated plywood, medium density overlay panels, and other specialty products, primarily serving the marine market as well as the RV and industrial markets headquartered in Pontiac, Michigan with an additional facility in Cocoa, Florida
Synergy RV Transport	Distribution	Transportation and logistics service provider primarily for original equipment manufacturers and dealers in the RV market located in Goshen, Indiana
Front Range Stone	Manufacturing	Fabricator and installer of natural stone, quartz, solid surface, and laminate countertops, primarily serving big box home improvement retailers, home builders and commercial contractors in the industrial market based in Englewood, Colorado
Geremarie Corporation	Manufacturing	Designer, manufacturer, and fabricator of a full suite of high-precision aluminum components serving the marine industry, in addition to the medical, aerospace, defense, commercial and industrial markets located in Lake Zurich, Illinois
Taco Metals, LLC	Manufacturing	Manufacturer of boating products including rub rail systems, canvas and tower components, sport fishing and outrigger systems, helm chairs and pedestals, and specialty hardware for leading OEMs in the recreational boating industry and the related aftermarket headquartered in Miami, Florida, with manufacturing facilities in Tennessee and Florida, and distribution centers in Tennessee, Florida, South Carolina, and Massachusetts
Inclusive of four immaterial acquisitions not discussed above, total cash consideration for the 2020 Acquisitions was approximately $307.0 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. One acquisition in 2020 accounted for $129.7 million of cash consideration, $49.3 million of fixed assets, $49.1 million of intangible assets and $32.1 million of goodwill. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in 2020 related to the 2020 Acquisitions were immaterial.

2019 Acquisitions
The Company completed the following two previously announced acquisitions in the year ended December 31, 2019 (the "2019 Acquisitions"):

Company	Segment	Description
G.G. Schmitt & Sons, Inc.	Manufacturing	Designer and manufacturer of customized hardware and structural components for the marine industry based in Sarasota, Florida
Topline Counters, LLC	Manufacturing	Designer and manufacturer of kitchen and bathroom countertops for residential and commercial markets based in Sumner, Washington
Inclusive of two immaterial acquisitions not discussed above, total cash consideration for the 2019 Acquisitions was $53.3 million, plus contingent consideration over a one year period based on future performance in connection with one acquisition. Purchase price allocations and all valuation activities in connection with the 2019 Acquisitions have been finalized.

2018 Acquisitions
The Company completed the following nine previously announced acquisitions in the year ended December 31, 2018 (the "2018 Acquisitions"):

Company	Segment	Description
Metal Moulding Corporation ("MAC")	Manufacturing	Manufacturer of custom metal fabricated products, primarily for the marine market, including hinges, arm rests, brackets, panels and trim, as well as plastic products including boxes, inlay tables, steps, and related components based in Madison, Tennessee
Aluminum Metals Company, LLC	Manufacturing	Manufacturer of aluminum products including coil, fabricated sheets and extrusions and roofing products, primarily for the RV, industrial and marine markets based in Elkhart, Indiana
IMP Holdings, LLC d/b/a Indiana Marine Products	Manufacturing	Manufacturer of fully-assembled helm assemblies, including electrical wiring harnesses, dash panels, instrumentation and gauges, and other products primarily for the marine market based in Angola, Indiana
Collins & Company, Inc.	Distribution	Distributor of appliances, trim products, fuel systems, flooring, tile, and other related building materials primarily to the RV market as well as the housing and industrial markets based in Bristol, Indiana
Dehco, Inc.	Manufacturing & Distribution	Distributor and manufacturer of flooring, kitchen and bath products, adhesives and sealants, electronics, appliances and accessories, LP tanks, and other related building materials, primarily for the RV market as well as the MH, marine, and other industrial markets operating facilities in Indiana, Oregon, Pennsylvania, and Alabama
Dowco, Inc.	Manufacturing	Designer and manufacturer of custom designed boat covers and bimini tops, full boat enclosures, mounting hardware, and other accessories and components for the marine market operating facilities in Wisconsin, Missouri, Indiana, and Minnesota
Marine Accessories Corporation	Manufacturing & Distribution	Manufacturer, distributor and aftermarket supplier of custom tower and canvas products and other related accessories to OEMs, dealers, retailers and distributors within the marine market, as well as direct to consumers based in Maryville, Tennessee
Engineered Metals and Composites, Inc.	Manufacturing	Designer and manufacturer of custom marine towers, frames, and other fabricated component products for OEMs in the marine industry based in West Columbia, South Carolina
LaSalle Bristol	Distribution & Manufacturing	Distributor and manufacturer of plumbing, flooring, tile, lighting, air handling and building products for the MH, RV, and industrial markets headquartered in Elkhart, Indiana and operating a total of 15 manufacturing and distribution centers located in North America

Inclusive of one immaterial acquisition not discussed above, total cash consideration for the 2018 Acquisitions was $342.7 million, plus contingent consideration over a 3-month to 3-year period based on future performance in connection with certain acquisitions. Purchase price allocations and all valuation activities in connection with the 2018 Acquisitions have been finalized.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition for 2020, 2019 and 2018 Acquisitions:

(thousands)	2020 Acquisitions	2019 Acquisitions	2018 Acquisitions
Consideration
Cash, net of cash acquired	$307,011	$53,300	$342,696
Working capital holdback and other, net(1)	(132)	—	—
Contingent consideration(2)	4,763	1,160	11,775
Total consideration	311,642	54,460	354,471

Assets Acquired
Trade receivables	$15,359	$9,859	$32,109
Inventories	26,001	5,641	91,672
Prepaid expenses & other	949	20	8,362
Property, plant & equipment	66,574	6,469	46,015
Operating lease right-of-use assets	20,029	5,653	—
Identifiable intangible assets	136,070	23,715	146,583
Liabilities Assumed
Current portion of operating lease obligations	(2,721)	(2,328)	—
Accounts payable & accrued liabilities	(12,127)	(6,721)	(50,667)
Operating lease obligations	(17,308)	(3,325)	—
Deferred tax liabilities	(4,322)	(1,922)	(6,969)
Total fair value of net assets acquired	228,504	37,061	267,105
Goodwill(3)	83,138	17,399	87,366
	$311,642	$54,460	$354,471
(1) Certain acquisitions contain working capital holdbacks which are typically settled in a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of December 31, 2020.
(2) These amounts reflect the acquisition date fair value of contingent consideration based on future performance relating to certain acquisitions.
(3) Goodwill is tax-deductible for the 2020 Acquisitions, except Front Range Stone (approximately $10.0 million); for the 2019 Acquisitions, except GG Schmitt (approximately $5.4 million); and for the 2018 Acquisitions, except MAC, whose goodwill is partially tax-deductible, and LaSalle Bristol, whose goodwill is not tax deductible (for total goodwill not tax-deductible for the 2018 Acquisitions of approximately $28.4 million).
We estimate the value of acquired property, plant, and equipment using a combination of the income, cost, and market approaches, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the acquired businesses.

The following table presents our estimates of identifiable intangibles for the 2020, 2019, and 2018 Acquisitions:

(thousands except year data)	Estimated Useful Life (in years)	2020 Acquisitions	2019 Acquisitions	2018 Acquisitions
Customer relationships	10	$104,790	$18,112	$100,684
Non-compete agreements	5	1,210	150	1,674
Patents	10-18	6,470	—	15,290
Trademarks	Indefinite	23,600	5,453	28,935
		$136,070	$23,715	$146,583
We estimate the value of customer relationships using the multi-period excess earnings method, which is a variation of the income approach, calculating the present value of incremental after-tax cash flows attributable to the asset. Non-compete agreements are valued using a discounted cash flow approach, which is a variation of the income approach, with and without the individual counterparties to the non-compete agreements. Trademarks are valued using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value.
Pro Forma Information (Unaudited)
The following pro forma information assumes the 2020 Acquisitions and 2019 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of each of the 2020 Acquisitions and 2019 Acquisitions, combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.
The pro forma information includes financing and interest expense charges based on the actual incremental borrowings incurred in connection with each transaction as if it occurred as of the beginning of the year immediately preceding each such acquisition.
In addition, the pro forma information includes incremental amortization expense related to intangible assets acquired of $8.7 million and $11.7 million for the years ended December 31, 2020 and 2019, respectively, in connection with the acquisitions as if they occurred as of the beginning of the year immediately preceding each such acquisition.

(thousands except per share data)	2020	2019
Net sales	$2,633,388	$2,600,568
Net income	100,069	97,872
Basic net income per common share	4.40	4.24
Diluted net income per common share	4.33	4.21
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

5.    INVENTORIES
Inventories as of December 31, 2020 and 2019 consist of the following:

(thousands)	2020	2019
Raw materials	$157,219	$162,238
Work in process	19,282	14,272
Finished goods	37,632	28,446
Less: reserve for inventory excess and obsolescence	(8,320)	(10,123)
Total manufactured goods, net	205,813	194,833
Materials purchased for resale (distribution products)	112,158	60,918
Less: reserve for inventory excess and obsolescence	(5,162)	(1,881)
Total materials purchased for resale (distribution products), net	106,996	59,037
Total inventories	$312,809	$253,870

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consists of the following at December 31, 2020 and 2019:

(thousands)	2020	2019
Land and improvements	$12,670	$9,754
Building and improvements	73,433	67,493
Machinery and equipment	286,418	204,383
Transportation equipment	8,200	6,640
Leasehold improvements	18,928	14,738
Property, plant and equipment, at cost	399,649	303,008
Less: accumulated depreciation and amortization	(148,156)	(122,159)
Property, plant and equipment, net	$251,493	$180,849
Total depreciation expense for property, plant and equipment for fiscal 2020, 2019, and 2018 was $32.3 million, $26.9 million and $20.8 million, respectively.
Accrued capital expenditures were approximately $3.8 million, $0.4 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018.

7.    GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2019	$235,345	$46,389	$281,734
Acquisitions	21,488	—	21,488
Adjustment to prior year preliminary purchase price allocation	11,569	4,558	16,127
Balance - December 31, 2019	268,402	50,947	319,349
Acquisitions	78,055	5,083	83,138
Adjustment to prior year preliminary purchase price allocation	(8,412)	1,725	(6,687)
Balance - December 31, 2020	$338,045	$57,755	$395,800
As of December 31, 2020 and 2019, accumulated impairment of goodwill in the Manufacturing segment was $27.4 million.
Intangible assets, net consist of the following at December 31, 2020 and 2019:

(thousands)	2020	2019
Customer relationships	$461,754	$357,513
Non-compete agreements	15,949	16,202
Patents	23,025	16,495
Trademarks	113,796	88,524
	614,524	478,734
Less: accumulated amortization	(158,248)	(121,720)
Intangible assets, net	$456,276	$357,014
Changes in the carrying value of intangible assets for the years ended December 31, 2020 and 2019 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - January 1, 2019	$304,485	$78,497	$382,982
Acquisitions	17,922	—	17,922
Amortization	(29,457)	(6,451)	(35,908)
Adjustment to prior year preliminary purchase price allocation	(10,827)	2,845	(7,982)
Balance - December 31, 2019	282,123	74,891	357,014
Acquisitions	119,130	17,000	136,130
Amortization	(33,505)	(7,363)	(40,868)
Impairment of intangible assets (1)	(119)	(1,831)	(1,950)
Adjustment to prior year preliminary purchase price allocation	6,088	(138)	5,950
Balance - December 31, 2020	$373,717	$82,559	$456,276
(1) Certain operations permanently ceased activities during the year ended December 31, 2020. As a result, we recorded a $2.0 million pre-tax impairment of customer relationships and trademarks of these operations after determining the net carrying value of the assets was no longer recoverable. The impairment was calculated using our internal projections of discounted cash flows, which rely on Level 3 inputs in the fair value hierarchy based on the unobservable nature of the underlying data. The impairment was recorded in selling, general and administrative in our consolidated statements of income for the year ended December 31, 2020.

Amortization expense for the next five fiscal years ending December 31 related to definite-lived intangible assets as of December 31, 2020 is estimated to be as follows (in thousands):

2021	$48,918
2022	48,119
2023	47,030
2024	45,759
2025	42,009

8.    DEBT
A summary of total debt outstanding at December 31, 2020 and 2019 is as follows:

(thousands)	2020	2019
Long-term debt:
1.0% convertible notes due 2023	$172,500	$172,500
Term loan due 2024	92,500	97,500
Revolver due 2024	275,000	135,000
7.5% senior notes due 2027	300,000	300,000
Total long-term debt	840,000	705,000
Less: convertible notes debt discount, net	(16,072)	(23,260)
Less: term loan deferred financing costs, net	(434)	(542)
Less: senior notes deferred financing costs, net	(5,087)	(5,844)
Less: current maturities of long-term debt	(7,500)	(5,000)
Total long-term debt, less current maturities, net	$810,907	$670,354
Senior Notes
On September 17, 2019, the Company issued $300 million aggregate principal amount of 7.50% Senior Notes due 2027 (the “Senior Notes”). The Senior Notes will mature on October 15, 2027. Interest on the Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year. The effective interest rate on the Senior Notes, which includes debt issuance costs, is 7.83%. In connection with the issuance of the Senior Notes, the Company incurred and capitalized as a reduction of the principal amount of the Senior Notes approximately $6 million in deferred financing costs which is amortized using the effective interest rate over the term of the Senior Notes.

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

Borrowings under the 2019 Credit Facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the 2019 Credit Agreement:

•The 2019 Term Loan is due in consecutive quarterly installments in the following amounts: (i) through and including June 30, 2021, $1,250,000 and (ii) beginning September 30, 2021, and each quarter thereafter, $2,500,000, with the remaining balance due at maturity;

•The interest rates for borrowings under the 2019 Revolver and the 2019 Term Loan are the Prime Rate or LIBOR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for LIBOR loans depending on the Company’s consolidated total leverage ratio, as defined below. The Company is required to pay fees on unused but committed portions of the 2019 Revolver, which range from 0.15% to 0.225%; and

•Covenants include requirements as to a maximum consolidated total net leverage ratio (4.00:1.00, increasing to 4.50:1.00 in certain circumstances in connection with Company acquisitions) and a minimum consolidated fixed charge coverage ratio (1.50:1.00) that are tested on a quarterly basis, a minimum liquidity requirement applicable during the six-month period preceding the maturity of the Convertible Notes, and other customary covenants.

At December 31, 2020, the Company had $92.5 million outstanding under the 2019 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2019 Revolver of $275 million under the LIBOR-based option. The interest rate for incremental borrowings at December 31, 2020 was LIBOR plus 1.50% (or 1.68%) for the LIBOR-based option. The fee payable on committed but unused portions of the 2019 Revolver was 0.20% at December 31, 2020. The weighted average interest rate was 4.14% for 2020 borrowings under the 2019 Revolver, and 3.67% for 2020 borrowings under the 2019 Term Loan. The weighted average interest rate was 4.59% for 2019 borrowings under the 2018 Revolver (as defined herein) and 2019 Revolver, and 4.53% for 2019 borrowings under the 2018 Term Loan (as defined herein) and 2019 Term Loan.
2018 Credit Facility
The 2018 Credit Agreement was amended by the 2019 Credit Agreement on September 17, 2019 as discussed above. The Company recorded a $0.7 million loss on extinguishment of debt in the third quarter of 2019 in connection with the replacement of the 2018 Credit Facility (as defined herein) with the 2019 Credit Facility. The Company's previous credit agreement (the "2018 Credit Agreement") consisted of an $800 million revolving credit loan (the “2018 Revolver”) and a $100 million term loan (the “2018 Term Loan” and, together with the 2018 Revolver, the “2018 Credit Facility”).

Convertible Senior Notes
In January 2018, the Company issued $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2023 (the “Convertible Notes”). The total debt discount of $36.0 million at issuance consisted of two components: (i) the conversion option component, recorded to shareholders' equity, in the amount of $31.9 million, representing the difference between the principal amount of the Convertible Notes upon issuance less the present value of the future cash flows of the Convertible Notes and (ii) debt issuance costs of $4.1 million. The unamortized portion of the total debt discount is being amortized to interest expense over the life of the Convertible Notes. The effective interest rate on the Convertible Notes, which includes the non-cash interest expense of debt discount amortization and debt issuance costs, was 5.25% as of December 31, 2020 and 2019.
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
Convertible Notes holders can convert their Convertibles Notes on or after August 1, 2022 at any time at their option. Holders may convert Convertible Notes prior to August 1, 2022, only under the following circumstances: (i) during any calendar quarter, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day and (iii) upon the occurrence of certain specified distributions or corporate events.
Debt Maturities
As of December 31, 2020, the aggregate maturities of total long-term debt for the next five fiscal years and thereafter are as follows (in thousands):

2021	$7,500
2022	10,000
2023	182,500
2024	340,000
2025	—
Thereafter	300,000
Total	$840,000
Letters of credit totaling $5.2 million were outstanding at December 31, 2020 that exist to meet credit requirements for the Company’s insurance providers.
Cash paid for interest for the years ended December 31, 2020, 2019 and 2018 was $36.1 million, $22.1 million and $18.4 million, respectively.

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
As these transactions meet certain accounting criteria, the Convertible Note Hedge Transactions and Warrant Transactions are recorded in stockholders’ equity and are not accounted for as derivatives.
Interest Rate Swaps
The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps. As of December 31, 2020, the Company had a combined notional principal amount of $200.0 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
The following table summarizes the fair value of derivative contracts included in the accompanying consolidated balance sheet (in thousands):

	Fair value of derivative liabilities
Derivatives accounted for as cash flow hedges	Balance sheet location	December 31, 2020	December 31, 2019
Interest rate swap agreements	Other long-term liabilities	$6,567	$5,868
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, and are classified as Level 2 in the fair value hierarchy.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss primarily includes unrealized gains and losses on derivatives that qualify as hedges of cash flows and cumulative foreign currency translation adjustments. The activity in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 was as follows:

(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at January 1, 2019	$(1,973)	$(675)	$(32)	$(2,680)
Other comprehensive income (loss) before reclassifications, net of tax	(3,340)	(595)	(22)	(3,957)
Amounts reclassified from accumulated other comprehensive loss, net of tax	939	—	—	939
Net current period other comprehensive loss	(2,401)	(595)	(22)	(3,018)
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive income (loss) before reclassifications, net of tax	(3,973)	7	154	(3,812)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3,458	—	—	3,458
Net current period other comprehensive income (loss)	(515)	7	154	(354)
Balance at December 31, 2020	$(4,889)	$(1,263)	$100	$(6,052)

11.    ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2020 and 2019 include the following:

(thousands)	2020	2019
Employee compensation and benefits	$46,061	$28,717
Property taxes	4,689	3,657
Customer incentives	18,071	12,297
Accrued interest	5,819	7,460
Other	8,562	5,902
Total accrued liabilities	$83,202	$58,033

12.    INCOME TAXES
The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 consists of the following:

(thousands)	2020	2019	2018
Current:
Federal	$16,627	$17,587	$22,578
State	8,584	5,019	8,725
Foreign	9	61	85
Total current	25,220	22,667	31,388
Deferred:
Federal	8,344	4,529	1,529
State	(253)	1,064	(770)
Total deferred	8,091	5,593	759
Income taxes	$33,311	$28,260	$32,147
The Company has accounted for in its 2020, 2019 and 2018 income tax provision the impact of Global Intangible Low-Taxed Income, base-erosion anti-abuse tax, interest expense limitations under Section 163(j), and foreign-derived intangible income deductions, although such provisions were either not applicable or resulted in a zero or immaterial impact to the consolidated financial statements.
A reconciliation of the differences between the actual provision for income taxes and income taxes at the federal statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 is as follows:

(thousands)	2020		2019		2018
Rate applied to pretax income	$27,378	21.0%	$24,744	21.0%	$31,916	21.0%
State taxes, net of federal tax effect	6,026	4.6%	5,147	4.4%	6,427	4.2%
Research and development tax credits	(1,647)	(1.3)%	(343)	(0.3)%	—	—%
Excess tax benefit on stock-based compensation	(350)	(0.3)%	(833)	(0.7)%	(6,685)	(4.4)%
Other	1,904	1.6%	(455)	(0.4)%	489	0.4%
Income taxes	$33,311	25.6%	$28,260	24.0%	$32,147	21.2%

The composition of the deferred tax assets and liabilities as of December 31, 2020 and 2019 is as follows:

(thousands)	2020	2019
Long-term deferred income tax assets (liabilities):
Trade receivables allowance	$426	$417
Inventory capitalization	2,796	2,226
Accrued expenses	8,988	5,987
Deferred compensation	447	413
Inventory reserves	5,235	4,651
Federal NOL carryforwards	1,288	1,113
State NOL carryforwards	1,040	953
Valuation allowance - NOL	(767)	(872)
Share-based compensation	8,087	7,221
Operating lease right-of-use assets	(15,292)	(23,910)
Operating lease liabilities	15,710	24,160
Other	1,454	2,015
Intangibles	(28,992)	(28,160)
Depreciation expense	(37,661)	(22,368)
Prepaid expenses	(2,275)	(1,130)
Net deferred tax liabilities	$(39,516)	$(27,284)
Cash paid by the Company for income taxes was $7.9 million, $36.1 million and $28.2 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020 and December 31, 2019, the Company had gross federal, state, and foreign net operating losses, of approximately $26.2 million and $24.5 million, respectively. These loss carryforwards generally expire between tax years ending December 31, 2020 and December 31, 2037. The components of the valuation allowance relate to certain acquired federal, state and foreign net operating loss carryforwards that the Company anticipates will not be utilized prior to their expiration, either due to income limitations or limitations under Section 382. The tax effected values of these net operating losses are $2.3 million and $2.0 million at December 31, 2020 and 2019, respectively, exclusive of valuation allowances of $0.8 million and $0.9 million at December 31, 2020 and 2019, respectively.
The Company is subject to periodic audits by domestic tax authorities. For the majority of tax jurisdictions, the U.S. federal statute of limitations remains open for the years 2017 and later. Uncertain tax benefits were immaterial at December 31, 2020 and 2019 and activity related to uncertain tax benefits was immaterial for all periods presented.
13.    STOCK REPURCHASE PROGRAMS
In October 2018, the Company's Board of Directors ("the Board") approved an increase in the amount of the Company's common stock that may be acquired over 24 months under the current stock repurchase program to $50.0 million, including amounts remaining under previous authorizations. In March 2020, the Board approved a new stock repurchase program for up to $50.0 million of its common stock, including amounts remaining under previous authorizations. Approximately $36.0 million of common stock repurchases remains available at December

31, 2020 as part of this authorization. Under the stock repurchase plans, the Company made repurchases of common stock for 2020, 2019 and 2018 as follows:

	2020	2019	2018
Shares repurchased	595,805	102,932	1,984,095
Average price	$38.78	$37.06	$54.21
Aggregate cost (in millions)	$23.1	$3.8	$107.6
The Company’s common stock does not have a stated par value. As a result, repurchases of common stock have been reflected, using an average cost method, as a reduction of common stock, additional paid-in-capital and retained earnings in the Company’s consolidated statements of financial position.

14.    NET INCOME PER COMMON SHARE
Income per common share is calculated for the years ended December 31, 2020, 2019 and 2018 as follows:

(thousands except per share data)	2020	2019	2018
Net income	$97,061	$89,566	$119,832

Weighted average common shares outstanding - basic	22,730	23,058	23,995
Effect of potentially dilutive securities	357	222	322
Weighted average common shares outstanding - diluted	23,087	23,280	24,317

Basic net income per common share	$4.27	$3.88	$4.99
Diluted net income per common share	$4.20	$3.85	$4.93

Cash dividends paid per common share	$1.03	$0.25	$—
The impact on diluted net income per common share from antidilutive securities excluded from the calculation was immaterial for all periods presented.
15.    LEASES
We lease certain facilities, trailers, forklifts and other assets. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense related to these short-term leases was immaterial for fiscal 2020 and 2019. Variable lease expense, principally related to trucks, forklifts, and index-related facility rent escalators, was immaterial for the years ended December 31, 2020 and 2019. Leases have remaining lease terms of one year to nineteen years. Certain leases include options to renew for an additional term. Where there is reasonable certainty to utilize a renewal option, we include the renewal option in the lease term used to calculate operating lease right-of-use assets and lease liabilities.

Lease expense, supplemental cash flow information, and other information related to leases for the years ended December 31, 2020 and 2019 were as follows:

(thousands)	2020	2019
Operating lease cost	$34,243	$31,653

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33,599	$30,677

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$56,526	$37,112
Balance sheet information related to leases as of December 31, 2020 and 2019 was as follows:

(thousands, except lease term and discount rate)	2020	2019
Assets
Operating lease right-of-use assets	$117,816	$93,546
Liabilities
Operating lease liabilities, current portion	$30,901	$27,694
Long-term operating lease liabilities	88,175	66,467
Total lease liabilities	$119,076	$94,161

Weighted average remaining lease term, operating leases (in years)	5.3	4.2
Weighted average discount rate, operating leases	4.1%	3.7%
Maturities of operating lease liabilities were as follows at December 31, 2020 (in thousands):

2021	$34,996
2022	29,867
2023	23,970
2024	17,575
2025	10,182
Thereafter	17,489
Total lease payments	134,079
Less imputed interest	(15,003)
Total	$119,076

16.    COMMITMENTS AND CONTINGENCIES
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
In August 2019, a group of companies calling itself the Lusher Site Remediation Group (the “Group”) commenced litigation against the Company in Lusher Site Remediation Group v. Sturgis Iron & Metal Co., Inc., et al., Case Number 3:18-cv-00506, pending in the U.S. District Court for the Northern District of Indiana. The Group’s Second Amended Complaint, which was the first to assert claims against Patrick, asserted claims under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), 42 U.S.C. § 9601 et seq., an Indiana state environmental statute and Indiana common law. One defendant in the case, Sturgis Iron & Metal Co., Inc. (“Sturgis”), subsequently filed two cross claims against Patrick, asserting against the Company a claim for (i) contribution under CERCLA and (ii) contractual indemnity. The Company moved to dismiss the Group’s claims and also moved to dismiss Sturgis’s cross claims. On August 21, 2020, the court granted Patrick’s two motions to dismiss. The Group subsequently moved for reconsideration of the court’s decision. That reconsideration motion is still pending. The Company does not currently believe that this matter is likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
17.    COMPENSATION PLANS
Stock-Based Compensation
The Company has various stock option and stock-based incentive plans and various agreements whereby stock options, restricted stock awards, and SARS were made available to certain key employees, directors, and others based upon meeting various individual, divisional or company-wide performance criteria and time-based criteria. All such awards qualify and are accounted for as equity awards. Equity incentive plan awards, which are granted under the Company's 2009 Omnibus Incentive Plan, are intended to retain and reward key employees for outstanding performance and efforts as they relate to the Company’s short-term and long-term objectives and its strategic plan. At December 31, 2020, approximately one million common shares remain available for stock-based compensation grants.
Stock-based compensation expense was $16.0 million, $15.4 million and $14.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Income tax benefit for stock-based compensation expense was $4.1 million, $3.9 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $23.8 million of total unrecognized compensation cost related to share-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 13.9 months.
Stock Options:
Stock options vest ratably over either three or four years and have nine-year contractual terms.
In 2020, we granted 495,000 stock options to certain employees at an average exercise price per share of $42.87. The stock options vest 35%, 35% and 30% over years one, two, and three, respectively, and have nine-year contractual terms. No stock options were granted in 2019 and 2018.

The following table summarizes the Company’s option activity during the years ended December 31, 2020, 2019 and 2018:

Years ended December 31	2020		2019		2018
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding beginning of year	536	$45.11	545	$44.35	548	$44.07
Granted during the year	495	42.87	—	—	—	—
Forfeited during the year	(4)	53.83	—	—	—	—
Exercised during the year	(12)	53.83	(9)	0.67	(3)	0.78
Outstanding end of year	1,015	$43.88	536	$45.11	545	$44.35

Vested Options:
Vested during the year	115	$50.46	115	$50.46	115	$50.46
Eligible end of year for exercise	439	$43.19	336	$41.07	230	$34.72

Aggregate intrinsic value ($ in thousands):
Total options outstanding		$24,838		$4,398		$1,570
Options exercisable		$11,047		$4,051		$1,570
Options exercised		$97		$381		$195

Weighted average fair value of options granted during the year		$15.17		N/A		N/A
The aggregate intrinsic value (excess of market value over the option exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $68.35, $52.43 and $29.61 per share as of December 31, 2020, 2019 and 2018, respectively, is the price that would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2020, the weighted average remaining contractual term for options outstanding was 6.4 years and the weighted average remaining contractual term for options exercisable was 4.4 years.
The cash received from the exercise of stock options was $0.6 million in 2020 and immaterial in 2019 and 2018. The income tax benefit related to the stock options exercised in 2020, 2019 and 2018 was immaterial. The grant date fair value of stock options vested in 2020, 2019 and 2018 was $5.8 million, $5.8 million and $5.8 million, respectively.
The following table presents assumptions used in the Black-Scholes model for the stock options granted in 2020:

Dividend rate	2.37%
Risk-free interest rate	0.65%
Expected option life (years)	5.0
Price volatility	42.42%

As of December 31, 2020, there was approximately $6.2 million of total unrecognized compensation expense related to the stock options, which is expected to be recognized over a weighted-average remaining life of approximately 18.8 months.

Stock Appreciation Rights (SARS):
No SARS were granted in the years ended December 31, 2020, 2019 and 2018. The following table summarizes the Company’s SARS activity during the years ended December 31, 2020, 2019 and 2018:

Years ended December 31	2020		2019		2018
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Total SARS:
Outstanding beginning of year	535	$54.53	535	$54.53	535	$54.53
Granted during the year	—	—	—	—	—	—
Forfeited during the year	(10)	68.01	—	—	—	—
Exercised during the year	(40)	22.39	—	—	—	—
Outstanding end of year	485	$56.96	535	$54.53	535	$54.53

Vested SARS:
Vested during the year	115	$60.71	115	$60.71	115	$60.71
Eligible end of year for exercise	404	$55.58	336	$50.04	220	$44.46

Aggregate intrinsic value ($ in thousands):
Total SARS outstanding		$6,032		$3,190		$983
SARS exercisable		$5,540		$3,066		$983
SARS exercised		$1,918		$—		$—

Weighted average fair value of SARS granted during the year		N/A		N/A		N/A
The aggregate intrinsic value (excess of market value over the SARS exercise price) in the table above is before income taxes, and assuming the Company’s closing stock price of $68.35, $52.43 and $29.61 per share as of December 31, 2020, 2019 and 2018, respectively, is the price that would have been received by the SARS holder had that SARS holder exercised the SARS as of that date.
As of December 31, 2020, there was approximately $0.1 million of total unrecognized compensation expense related to the SARS which is expected to be recognized over a weighted-average remaining life of approximately one month.

Restricted Stock:
The Company’s stock-based awards include restricted stock awards. As of December 31, 2020, there was approximately $17.5 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted-average remaining life of approximately 13.7 months.
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
The following table summarizes the activity for restricted stock for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
(shares in thousands)	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price	Shares	Weighted-Average Grant Date Stock Price
Unvested beginning of year	738	$49.65	606	$48.56	634	$35.68
Granted during the year	309	55.03	378	39.74	182	65.35
Vested during the year	(178)	52.80	(230)	30.46	(209)	23.98
Forfeited during the year	(79)	55.87	(16)	50.49	(1)	57.93
Unvested end of year	790	$50.39	738	$49.65	606	$48.56

18.    SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the way in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.

A description of the Company’s reportable segments is as follows:
Manufacturing – This segment includes the following products: laminated products that are utilized to produce furniture, shelving, walls, countertops and cabinet products; cabinet doors; fiberglass bath fixtures and tile systems; hardwood furniture; vinyl printing; decorative vinyl and paper laminated panels; solid surface, granite, and quartz countertop fabrication; RV painting; fabricated aluminum products; fiberglass and plastic components; fiberglass bath fixtures and tile systems; softwoods lumber; treated, untreated and laminated plywood; custom cabinetry; polymer-based flooring; electrical systems components including instrument and dash panels; wrapped vinyl, paper and hardwood profile mouldings; interior passage doors; air handling products; slide-out trim and fascia; thermoformed shower surrounds; specialty bath and closet building products; fiberglass and plastic helm systems and components products; wiring and wire harnesses; boat covers, towers, tops and frames; marine hardware; aluminum and plastic fuel tanks; CNC molds and composite parts; slotwall panels and components; and other products.
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
The tables below present information that is provided to the chief operating decision maker of the Company as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (in thousands):

2020
	Manufacturing	Distribution	Total
Net outside sales	$1,729,451	$757,146	$2,486,597
Intersegment sales	36,367	5,326	41,693
Total sales	1,765,818	762,472	2,528,290
Operating income	190,518	54,376	244,894
Total assets	1,337,920	343,170	1,681,090
Capital expenditures	30,588	788	31,376
Depreciation and amortization	61,407	8,527	69,934

2019
	Manufacturing	Distribution	Total
Net outside sales	$1,642,263	$694,819	$2,337,082
Intersegment sales	31,223	4,340	35,563
Total sales	1,673,486	699,159	2,372,645
Operating income	174,913	38,953	213,866
Total assets	990,692	304,230	1,294,922
Capital expenditures	25,291	1,973	27,264
Depreciation and amortization	52,036	7,534	59,570

2018
	Manufacturing	Distribution	Total
Net outside sales	$1,745,467	$517,594	$2,263,061
Intersegment sales	33,581	3,641	37,222
Total sales	1,779,048	521,235	2,300,283
Operating income	215,246	31,491	246,737
Capital expenditures	31,152	1,852	33,004
Depreciation and amortization	44,747	7,613	52,360

A reconciliation of certain line items pertaining to the total reportable segments to the consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Net sales:
Total sales for reportable segments	$2,528,290	$2,372,645	$2,300,283
Elimination of intersegment sales	(41,693)	(35,563)	(37,222)
Consolidated net sales	$2,486,597	$2,337,082	$2,263,061

Operating income:
Operating income for reportable segments	$244,894	$213,866	$246,737
Unallocated corporate expenses	(30,653)	(23,516)	(34,109)
Amortization	(40,868)	(35,908)	(34,213)
Consolidated operating income	$173,373	$154,442	$178,415

Total assets:
Identifiable assets for reportable segments	$1,681,090	$1,294,922
Corporate assets unallocated to segments	27,578	36,681
Cash and cash equivalents	44,767	139,390
Consolidated total assets	$1,753,435	$1,470,993

Depreciation and amortization:
Depreciation and amortization for reportable segments	$69,934	$59,570	$52,360
Corporate depreciation and amortization	3,336	3,225	2,692
Consolidated depreciation and amortization	$73,270	$62,795	$55,052

Capital expenditures:
Capital expenditures for reportable segments	$31,376	$27,264	$33,004
Corporate capital expenditures	724	397	1,482
Consolidated capital expenditures	$32,100	$27,661	$34,486
Amortization expense related to intangible assets in the Manufacturing segment for the years ended December 31, 2020, 2019 and 2018 was $33.5 million, $29.5 million and $27.4 million, respectively. Intangible assets amortization expense in the Distribution segment was $7.4 million, $6.4 million and $6.8 million in 2020, 2019 and 2018, respectively.
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

Major Customers
The Company had two major customers that accounted for the following sales for 2020, 2019, 2018 and trade receivables balances at December 31, 2020 and 2019 as shown in the table below:

	2020	2019	2018
Customer 1
Net sales	22%	23%	29%
Trade receivables	13%	6%

Customer 2
Net sales	17%	17%	20%
Trade receivables	17%	14%

19.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2020 and 2019 is as follows:

(thousands except per share data)	1Q	2Q	3Q	4Q	2020
Net sales	$589,232	$424,045	$700,707	$772,613	$2,486,597
Gross profit	109,481	73,721	133,497	142,318	459,017
Net income	21,187	714	37,336	37,824	97,061
Net income per common share(1)
Basic	$0.92	$0.03	$1.65	$1.68	$4.27
Diluted	0.91	0.03	1.62	1.64	4.20

Cash dividends paid per common share	$0.25	$0.25	$0.25	$0.28	$1.03

(thousands except per share data)	1Q	2Q	3Q	4Q	2019
Net sales	$608,218	$613,218	$566,186	$549,460	$2,337,082
Gross profit	106,548	112,661	104,335	99,327	422,871
Net income	20,849	27,416	21,317	19,984	89,566
Net income per common share(1)
Basic	$0.90	$1.19	$0.92	$0.87	$3.88
Diluted	0.90	1.18	0.92	0.86	3.85

Cash dividends paid per common share	$—	$—	$—	$0.25	$0.25
(1) Basic and diluted net income per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted net income per common share information may not equal annual basic and diluted net income per common share.