Form 10-Q
period 2021-03-28
PATRICK INDUSTRIES INC
filed 2021-05-06
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 28, 2021
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
As of April 23, 2021, there were 23,772,718 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	March 28, 2021	March 29, 2020
NET SALES	$850,483	$589,232
Cost of goods sold	688,951	479,751
GROSS PROFIT	161,532	109,481
Operating Expenses:
Warehouse and delivery	29,913	24,732
Selling, general and administrative	51,232	35,869
Amortization of intangible assets	11,906	9,601
Total operating expenses	93,051	70,202
OPERATING INCOME	68,481	39,279
Interest expense, net	11,179	10,492
Income before income taxes	57,302	28,787
Income taxes	9,789	7,600
NET INCOME	$47,513	$21,187

BASIC NET INCOME PER COMMON SHARE	$2.09	$0.92
DILUTED NET INCOME PER COMMON SHARE	$2.04	$0.91

Weighted average shares outstanding – Basic	22,737	23,016
Weighted average shares outstanding – Diluted	23,286	23,267

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
(thousands)	March 28, 2021	March 29, 2020
NET INCOME	$47,513	$21,187
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of hedge derivatives	975	(3,006)
Other	(59)	(37)
Total other comprehensive income (loss)	916	(3,043)
COMPREHENSIVE INCOME	$48,429	$18,144

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	March 28, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$6,171	$44,767
Trade and other receivables, net	211,974	132,505
Inventories	345,244	312,809
Prepaid expenses and other	28,446	37,982
Total current assets	591,835	528,063
Property, plant and equipment, net	256,213	251,493
Operating lease right-of-use assets	124,384	117,816
Goodwill	405,382	395,800
Intangible assets, net	451,269	456,276
Deferred financing costs, net	2,220	2,382
Other non-current assets	3,575	1,605
TOTAL ASSETS	$1,834,878	$1,753,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	32,513	30,901
Accounts payable	154,291	105,786
Accrued liabilities	105,545	83,202
Total current liabilities	299,849	227,389
Long-term debt, less current maturities, net	785,849	810,907
Long-term operating lease liabilities	93,327	88,175
Deferred tax liabilities, net	40,998	39,516
Other long-term liabilities	19,580	28,007
TOTAL LIABILITIES	1,239,603	1,193,994
SHAREHOLDERS’ EQUITY
Common stock	174,920	180,892
Additional paid-in-capital	24,387	24,387
Accumulated other comprehensive loss	(5,136)	(6,052)
Retained earnings	401,104	360,214
TOTAL SHAREHOLDERS’ EQUITY	595,275	559,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,834,878	$1,753,435

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	First Quarter Ended
(thousands)	March 28, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,513	$21,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,521	17,175
Stock-based compensation expense	4,298	4,311
Amortization of convertible notes debt discount	1,769	1,723
Other non-cash items	1,595	750
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade receivables	(76,350)	(66,453)
Inventories	(24,398)	(18,211)
Prepaid expenses and other assets	9,587	9,649
Accounts payable, accrued liabilities and other	63,757	43,033
Net cash provided by operating activities	50,292	13,164
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,239)	(7,580)
Proceeds from sale of property, plant and equipment	58	21
Business acquisitions, net of cash acquired	(28,864)	(24,281)
Other	(2,000)	—
Net cash used in investing activities	(45,045)	(31,840)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolver	117,475	6,720
Repayments on revolver	(144,475)	(6,720)
Stock repurchases under buyback program	—	(15,550)
Cash dividends paid to shareholders	(6,573)	(5,837)
Taxes paid for share-based payment arrangements	(14,464)	(2,747)
Payment of deferred financing costs and other	—	(57)
Payment of contingent consideration from a business acquisition	—	(2,000)
Proceeds from exercise of common stock options	4,194	—
Net cash used in financing activities	(43,843)	(26,191)
Decrease in cash and cash equivalents	(38,596)	(44,867)
Cash and cash equivalents at beginning of year	44,767	139,390
Cash and cash equivalents at end of period	$6,171	$94,523

Supplemental Cash Flow Information:
Increase (decrease) in accrued capital expenditures	$(2,816)	$57

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

First Quarter Ended March 28, 2021
(thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$360,214	$559,441
Net income	—	—	—	47,513	47,513
Dividends declared	—	—	—	(6,623)	(6,623)
Other comprehensive income, net of tax	—	—	916	—	916
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,464)	—	—	—	(14,464)
Issuance of shares upon exercise of common stock options	4,194	—	—	—	4,194
Stock-based compensation expense	4,298	—	—	—	4,298
Balance March 28, 2021	$174,920	$24,387	$(5,136)	$401,104	$595,275

First Quarter Ended March 29, 2020
(thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2019	$172,662	$25,014	$(5,698)	$305,503	$497,481
Net income	—	—	—	21,187	21,187
Dividends declared	—	—	—	(5,978)	(5,978)
Other comprehensive loss, net of tax	—	—	(3,043)	—	(3,043)
Share repurchases under buyback program	(3,315)	(480)	—	(11,755)	(15,550)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(3,032)	—	—	—	(3,032)
Stock-based compensation expense	4,311	—	—	—	4,311
Balance March 29, 2020	$170,626	$24,534	$(8,741)	$308,957	$495,376

See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of March 28, 2021 and December 31, 2020, and its results of operations and cash flows for the three months ended March 28, 2021 and March 29, 2020.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of accumulated other comprehensive income in Note 11. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the first quarter ended March 28, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2021 ended on March 28, 2021 and the first quarter of fiscal year 2020 ended on March 29, 2020.
In preparation of Patrick’s condensed consolidated financial statements as of and for the three months ended March 28, 2021, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 17 for more information.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material effect on its condensed consolidated financial statements.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", a new standard providing final guidance to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements. At this point in time, we anticipate the primary impact on our condensed consolidated financial statements as a result of the adoption of ASU 2020-06 will be a reduction in non-cash interest expense as well as a reduction in diluted net income per share attributable to the application of the if-converted method for our convertible notes discussed in Note 9.

3.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarter Ended March 28, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$329,612	$171,814	$501,426
Marine	132,338	4,471	136,809
Manufactured Housing	56,634	64,084	120,718
Industrial	82,172	9,358	91,530
Total	$600,756	$249,727	$850,483

	First Quarter Ended March 29, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$226,785	$93,435	$320,220
Marine	75,429	2,622	78,051
Manufactured Housing	45,605	66,764	112,369
Industrial	71,447	7,145	78,592
Total	$419,266	$169,966	$589,232
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	March 28, 2021	December 31, 2020
Raw materials	$174,676	$157,219
Work in process	23,641	19,282
Finished goods	34,257	37,632
Less: reserve for inventory obsolescence	(9,171)	(8,320)
Total manufactured goods, net	223,403	205,813
Materials purchased for resale (distribution products)	127,214	112,158
Less: reserve for inventory obsolescence	(5,373)	(5,162)
Total materials purchased for resale (distribution products), net	121,841	106,996
Total inventories	$345,244	$312,809

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 28, 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2020	$338,045	$57,755	$395,800
Acquisitions	3,894	—	3,894
Adjustments to preliminary purchase price allocations	5,688	—	5,688
Balance - March 28, 2021	$347,627	$57,755	$405,382

Intangible assets, net consist of the following as of March 28, 2021 and December 31, 2020:

(thousands)	March 28, 2021	December 31, 2020
Customer relationships	$466,458	$461,754
Non-compete agreements	16,282	15,949
Patents	23,078	23,025
Trademarks	115,605	113,796
	621,423	614,524
Less: accumulated amortization	(170,154)	(158,248)
Intangible assets, net	$451,269	$456,276

Changes in the carrying value of intangible assets for the three months ended March 28, 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2020	$373,717	$82,559	$456,276
Acquisitions	11,988	—	11,988
Amortization	(9,874)	(2,032)	(11,906)
Adjustments to preliminary purchase price allocations	(5,089)	—	(5,089)
Balance - March 28, 2021	$370,742	$80,527	$451,269

6.	ACQUISITIONS
General
The Company completed four acquisitions in the first quarter of 2021 (the "2021 Acquisitions"). For the first quarter ended March 28, 2021, net sales included in the Company's condensed consolidated statement of income related to the 2021 Acquisitions were $5.4 million and operating income was immaterial. Acquisition-related costs associated with the businesses acquired in the first quarter of 2021 were immaterial. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within the one year measurement period. The Company completed three acquisitions in the first quarter of 2020. Net sales and operating income included in the Company's condensed consolidated statement of income related to the 2020 Acquisitions in the first quarter ended March 29, 2020 were immaterial.
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
In connection with certain acquisitions, if certain financial targets for the acquired businesses are achieved, the Company is required to pay additional cash consideration. The Company records a liability for the fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As of March 28, 2021, the aggregate fair value of the estimated contingent consideration payments was $6.9 million, $3.3 million of which is included in the line item "Accrued liabilities" and $3.6 million is included in “Other long-term liabilities” on the condensed consolidated balance sheet. At December 31, 2020, the aggregate fair value of the estimated contingent consideration payments was $6.9 million, $1.6 million of which was included in the line item "Accrued liabilities" and $5.3 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $14.5 million in the aggregate. In the first quarter of 2021, the Company made no cash payments related to contingent consideration liabilities.
2021 Acquisitions
The Company completed the following previously announced acquisition in the three months ended March 28, 2021:

Company	Segment	Description
Sea-Dog Corporation & Sea-Lect Plastics (collectively, "Sea-Dog")	Distribution & Manufacturing	Distributor of a variety of marine and powersports hardware and accessories to distributors, wholesalers, retailer, and manufacturers

Manufacturer that provides plastic injection molding, design, product development and expert tooling to companies and government entities
Inclusive of three immaterial acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $29.5 million. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the first quarter ended March 28, 2021 related to the 2021 Acquisitions were immaterial.
2020 Acquisitions
The Company completed the following seven previously announced acquisitions in the year ended December 31, 2020 (the "2020 Acquisitions"):

Company	Segment	Description
Maple City Woodworking Corporation	Manufacturing	Manufacturer of hardwood cabinet doors and fascia for the RV market based in Goshen, Indiana
SEI Manufacturing, Inc.	Manufacturing	Manufacturer of towers, T-Tops, hardtops, rails, gates and other aluminum exterior products for the marine market located in Cromwell, Indiana
Inland Plywood Company	Manufacturing	Supplier, laminator, and wholesale distributor of treated, untreated, and laminated plywood, medium density overlay panels, and other specialty products, primarily serving the marine market as well as the RV and industrial markets headquartered in Pontiac, Michigan with an additional facility in Cocoa, Florida
Synergy RV Transport	Distribution	Transportation and logistics service provider primarily for original equipment manufacturers ("OEMs") and dealers in the RV market located in Goshen, Indiana
Front Range Stone	Manufacturing	Fabricator and installer of natural stone, quartz, solid surface, and laminate countertops, primarily serving big box home improvement retailers, home builders and commercial contractors in the industrial market based in Englewood, Colorado
Geremarie Corporation	Manufacturing	Designer, manufacturer, and fabricator of a full suite of high-precision aluminum components serving the marine industry, in addition to the medical, aerospace, defense, commercial and industrial markets located in Lake Zurich, Illinois
Taco Metals, LLC	Manufacturing	Manufacturer of boating products including rub rail systems, canvas and tower components, sport fishing and outrigger systems, helm chairs and pedestals, and specialty hardware for OEMs in the recreational boating industry and the related aftermarket headquartered in Miami, Florida, with manufacturing facilities in Tennessee and Florida, and distribution centers in Tennessee, Florida, South Carolina, and Massachusetts

Inclusive of four immaterial acquisitions not discussed above, total cash consideration for the 2020 Acquisitions was approximately $306.4 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. One acquisition in 2020 accounted for $129.7 million of cash consideration, $49.3 million of fixed assets, $49.1 million of intangible assets and $32.6 million of goodwill. The measurement periods for Maple City Woodworking Corporation and SEI Manufacturing, Inc. have closed. Preliminary purchase price allocations on the remainder are substantially complete, pending valuation activities being finalized on fixed assets in connection with certain acquisitions. All required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the first quarter ended March 28, 2021 related to the 2020 Acquisitions were immaterial and relate primarily to the valuation of intangible assets.
The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2021 Acquisitions and the 2020 Acquisitions:

(thousands)	2021 Acquisitions	2020 Acquisitions
Consideration
Cash, net of cash acquired	$29,539	$306,353
Working capital holdback and other, net(1)	543	(128)
Contingent consideration(2)	—	4,763
Total consideration	30,082	310,988

Assets Acquired
Trade receivables	$3,739	$15,302
Inventories	8,685	25,353
Prepaid expenses & other	258	725
Property, plant & equipment	4,118	66,525
Operating lease right-of-use assets	3,961	20,029
Identifiable intangible assets	11,935	130,981
Liabilities Assumed
Current portion of operating lease obligations	(1,068)	(2,721)
Accounts payable & accrued liabilities	(2,547)	(12,402)
Operating lease obligations	(2,893)	(17,308)
Deferred tax liabilities	—	(4,322)
Total fair value of net assets acquired	26,188	222,162
Goodwill(3)	3,894	88,826
	$30,082	$310,988
(1) Certain acquisitions contain working capital holdbacks which are typically settled in a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of March 28, 2021.
(2) These amounts reflect the acquisition date fair value of contingent consideration based on future performance relating to certain acquisitions.
(3) Goodwill is tax-deductible for the 2021 Acquisitions and the 2020 Acquisitions, except Front Range Stone (approximately $10.1 million).

We estimate the value of acquired property, plant, and equipment using a combination of the income, cost, and market approaches, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the acquired businesses.

The following table presents our estimates of identifiable intangible assets for the 2021 Acquisitions and the 2020 Acquisitions:

(thousands, except year info)	Estimated Useful Life (in years)	2021 Acquisitions	2020 Acquisitions
Customer relationships	10	$9,597	$99,897
Non-compete agreements	5	393	1,150
Patents	10	—	6,470
Trademarks	Indefinite	1,945	23,464
		$11,935	$130,981
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
Pro Forma Information
The following pro forma information for the first quarter ended March 28, 2021 and March 29, 2020 assumes the 2021 Acquisitions and the 2020 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2021 Acquisitions and 2020 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $3.0 million for the first quarter ended March 28, 2021 and the first quarter ended March 29, 2020, respectively.

	First Quarter Ended
(thousands except per share data)	March 28, 2021	March 29, 2020
Revenue	$857,009	$656,107
Net income	47,815	24,136
Basic net income per common share	2.10	1.05
Diluted net income per common share	2.05	1.04
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION
The Company recorded expense of approximately $4.3 million for each of the first quarters ended March 28, 2021 and March 29, 2020, for its stock-based compensation plans in the condensed consolidated statements of income.

The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first quarter of 2021 totaling 218,254 shares in the aggregate at an average fair value of $72.63 at grant date for a total fair value at grant date of $15.9 million.
As of March 28, 2021, there was approximately $33.9 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 22.8 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the first quarter of 2021 and 2020 is as follows:

	First Quarter Ended
(thousands except per share data)	March 28, 2021	March 29, 2020
Net income for basic and diluted per share calculation	$47,513	$21,187
Weighted average common shares outstanding - basic	22,737	23,016
Effect of potentially dilutive securities	549	251
Weighted average common shares outstanding - diluted	23,286	23,267
Basic net income per common share	$2.09	$0.92
Diluted net income per common share	$2.04	$0.91
An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method.

9.	DEBT
A summary of total debt outstanding at March 28, 2021 and December 31, 2020 is as follows:

(thousands)	March 28, 2021	December 31, 2020
Long-term debt:
1.0% convertible notes due 2023	$172,500	$172,500
Term loan due 2024	92,500	92,500
Revolver due 2024	248,000	275,000
7.5% senior notes due 2027	300,000	300,000
Total long-term debt	813,000	840,000
Less: convertible notes debt discount, net	(14,304)	(16,072)
Less: term loan deferred financing costs, net	(404)	(434)
Less: senior notes deferred financing costs, net	(4,943)	(5,087)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$785,849	$810,907
There were no material changes to any of our debt arrangements during the quarter ended March 28, 2021. See Note 17 for a description of changes to our debt arrangements subsequent to March 28, 2021.

Interest rates for borrowings under the revolver and term loan are the prime rate or LIBOR plus a margin. At March 28, 2021, all of the Company's borrowings under the revolver and term loan were under the LIBOR-based option. The interest rate for incremental borrowings at March 28, 2021 was LIBOR plus 1.5% (or 1.63%) for the LIBOR-based option. The fee payable on committed but unused portions of the revolver was 0.20% at March 28, 2021.
Total cash interest paid for the first quarter of 2021 and 2020 was $3.3 million and $2.6 million, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps. As of March 28, 2021, the Company had a combined notional principal amount of $200 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
The following table summarizes the fair value of derivative contracts included in the condensed consolidated balance sheets (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	March 28, 2021	December 31, 2020
Interest rate swaps	Accrued liabilities	$5,258	$—
Interest rate swaps	Other long-term liabilities	$—	$6,567
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves and are classified as Level 2 in the fair value hierarchy.
See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps, which qualify as cash flow hedges.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on derivatives that qualify as cash flow hedges, cumulative foreign currency translation and other adjustments. The activity in accumulated other comprehensive loss during the three months ended March 28, 2021 and March 29, 2020 was as follows:

First Quarter Ended March 28, 2021
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at December 31, 2020	$(4,889)	$(1,263)	$100	$(6,052)
Other comprehensive loss before reclassifications, net of tax	(96)	—	(59)	(155)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,071	—	—	1,071
Net current period other comprehensive income (loss)	975	—	(59)	916
Balance at March 28, 2021	$(3,914)	$(1,263)	$41	$(5,136)

First Quarter Ended March 29, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Items	Total
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive loss before reclassifications, net of tax	(4,077)	—	(37)	(4,114)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,071	—	—	1,071
Net current period other comprehensive loss	(3,006)	—	(37)	(3,043)
Balance at March 29, 2020	$(7,380)	$(1,270)	$(91)	$(8,741)

12.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	First Quarter Ended
(thousands)	March 28, 2021	March 29, 2020
Operating lease cost	$9,585	$8,176

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,387	$8,084

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,185	$12,428
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	March 28, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$124,384	$117,816
Liabilities
Operating lease liabilities, current portion	$32,513	$30,901
Long-term operating lease liabilities	93,327	88,175
Total lease liabilities	$125,840	$119,076

Weighted average remaining lease term, operating leases (in years)	5.1	5.3
Weighted average discount rate, operating leases	4.0%	4.1%

Maturities of lease liabilities were as follows at March 28, 2021:

(thousands)
2021 (excluding the three months ended March 28, 2021)	$27,792
2022	33,939
2023	27,840
2024	20,307
2025	12,054
Thereafter	18,862
Total lease payments	140,794
Less imputed interest	(14,954)
Total	$125,840

As of March 28, 2021, outstanding leases have remaining lease terms ranging from one year to 18 years.

13.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at March 28, 2021 and December 31, 2020:

	March 28, 2021			December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Senior Note(1)	—	$351.6	—	—	$329.0	—
Convertible Note(1)	—	188.3	—	—	180.0	—
Interest Rate Swaps(2)	—	5.3	—	—	6.6	—
Contingent consideration(3)	—	—	$6.9	—	—	$6.9
(1) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of March 28, 2021 and December 31, 2020 using the interest rate method as described in Note 9.
(2) The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves, and are classified as Level 2 in the fair value hierarchy and discussed further in Note 10.
(3) The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 6.

14.	INCOME TAXES
The effective tax rate in the first quarter of 2021 and 2020 was 17.1% and 26.4%, respectively. The effective tax rate for the first quarter of 2021 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $5.7 million.

The Company made no income tax payments in the first quarters of 2021 and 2020.

15.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.

The tables below present information about the sales and operating income of those segments.

First Quarter Ended March 28, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$600,756	$249,727	$850,483
Intersegment sales	13,808	1,403	15,211
Total sales	614,564	251,130	865,694
Operating income	78,429	21,175	99,604

First Quarter Ended March 29, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$419,266	$169,966	$589,232
Intersegment sales	7,573	1,300	8,873
Total sales	426,839	171,266	598,105
Operating income	45,704	9,968	55,672
The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	March 28, 2021	March 29, 2020
Operating income for reportable segments	$99,604	$55,672
Unallocated corporate expenses	(19,217)	(6,792)
Amortization	(11,906)	(9,601)
Consolidated operating income	$68,481	$39,279
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

16.	STOCK REPURCHASE PROGRAMS
In March 2020, the Board approved a new stock repurchase program for up to $50 million of its common stock, including amounts remaining under previous authorizations. Approximately $36.0 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of March 28, 2021. The Company did not repurchase any of its common stock in the first quarter of 2021. In the first quarter ended March 29, 2020, the Company repurchased 456,155 shares of its common stock at an average price of $34.09 per share at an aggregate cost of $15.6 million.

17.	SUBSEQUENT EVENTS
In April 2021, we completed the acquisition of Hyperform Inc., a manufacturer of high-quality, non-slip foam flooring, operating under the SeaDek brand name, for the marine OEM market and aftermarket. Hyperform also serves the pool and spa, powersports and utility markets under the SwimDek and EndeavorDek brand names (collectively, “SeaDek”). SeaDek operates out of two manufacturing facilities located in Rockledge, Florida and in Cocoa, Florida.
In April 2021, we completed the acquisition of Alpha Systems, LLC, a manufacturer and distributor of component products and accessories for the recreational vehicle, marine, manufactured housing and industrial end markets. Products include adhesives, sealants, rubber roofing, roto/blow molding, injection molding, flooring, insulation, shutters, skylights, and various other products and accessories. Alpha Systems LLC operates out of nine manufacturing and distribution facilities located in Elkhart, Indiana.
On April 20, 2021, we completed the issuance of $350 million aggregate principal amount of senior notes due 2029 in a private placement exempt from registration under the Securities Act of 1933. The notes, which were priced at par, carry an interest rate of 4.75%. Following the completion of the offering, the Company amended and restated the credit agreement governing its existing $650 million senior secured credit facility to establish a new $700 million senior secured credit facility consisting of a $550 million revolving credit facility and a $150 million term loan facility. The maturity date for borrowings under the new senior secured credit facility was extended to April 2026. The new senior secured credit facility replaced the Company’s previously existing credit facility that was due to mature in September 2024. In addition to being used to repay a portion of existing borrowings, the net proceeds resulting from these transactions were used for general corporate purposes, including in connection with the acquisitions completed subsequent to the end of the first quarter, and will support the Company's strategic objectives and other general business needs.

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
First Quarter 2021 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 59% and 55% of the Company’s sales in the first quarter ended March 28, 2021 and March 29, 2020, respectively. Sales to the RV industry increased 57% in the first quarter of 2021 compared to the prior year quarter.
According to the Recreation Vehicle Industry Association ("RVIA"), wholesale shipments totaled approximately 148,500 units in the first quarter of 2021, an increase of 48% compared to approximately 100,400 units in the first quarter of 2020. The increase in wholesale unit shipments in the first quarter of 2021 is attributed to an increase in RV dealer demand for RV units. This increase in dealer demand is correlated with consumer demand for RV units, which we believe is in part correlated with changes in consumer recreation patterns, which include an increased interest in outdoor recreation. According to our estimates, RV dealer inventories are trending at historical lows relative to what we understand to be typical inventory levels of RV dealers. We believe that the supply-demand dynamics of historically low dealer inventory levels, combined with strong retail consumer demand, have resulted in positive momentum in our RV end market. We estimate RV retail unit sales increased 30-35% in the first quarter of 2021 compared to the first quarter of 2020.
Marine Industry
Sales to the marine industry, which represented approximately 16% and 13% of the Company's consolidated net sales in the first quarter of 2021 and 2020, respectively, increased 75% compared to the prior year quarter. Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, and according to National Marine Manufacturers Association ("NMMA") marine wholesale powerboat unit shipments increased an estimated

14% for the first quarter 2021 compared to the same period in 2020. At the same time, marine retail powerboat unit sales increased an estimated 30-35% in the first quarter of 2021 compared to the first quarter of 2020, benefiting from increased demand for powerboats, resulting in marine dealer inventory levels that we believe are at their lowest since 2014 as retail sales continue outpacing marine wholesale unit shipments in the first quarter of 2021.
Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 14% and 19% of the Company’s sales in the first quarter of 2021 and 2020, respectively, increased 7% in the first quarter of 2021 compared to the first quarter of 2020. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased 5% in the first quarter of 2021 compared to the prior year quarter.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 11% and 13% of our sales in the first quarter of 2021 and 2020, respectively, and increased 17% in the first quarter of 2021 compared to the prior year quarter. Overall, our revenues in these markets are focused on the residential housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 60% of our industrial business is directly tied to the residential housing market, with the remaining 40% directly tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts increased 10% in the first quarter of 2021 compared to the prior year quarter, with single family housing starts increasing 20% and multifamily residential starts decreasing 7% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 28, 2021 Compared to First Quarter Ended March 29, 2020
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
($ in thousands)	March 28, 2021		March 29, 2020		Change Amount	% Change
Net sales	$850,483	100.0%	$589,232	100.0%	$261,251	44.3%
Cost of goods sold	688,951	81.0	479,751	81.4	209,200	43.6%
Gross profit	161,532	19.0	109,481	18.6	52,051	47.5%
Warehouse and delivery expenses	29,913	3.5	24,732	4.2	5,181	20.9%
Selling, general and administrative expenses	51,232	6.0	35,869	6.1	15,363	42.8%
Amortization of intangible assets	11,906	1.4	9,601	1.6	2,305	24.0%
Operating income	68,481	8.1	39,279	6.7	29,202	74.3%
Interest expense, net	11,179	1.3	10,492	1.8	687	6.5%
Income taxes	9,789	1.2	7,600	1.3	2,189	28.8%
Net income	$47,513	5.6	$21,187	3.6	$26,326	124.3%
Net Sales. Net sales in the first quarter of 2021 increased $261.3 million, or 44%, to $850.5 million from $589.2 million in the first quarter of 2020. Net sales in the first quarter of 2020 reflect COVID-19-related production shutdowns in our end markets in the second half of March 2020. The consolidated net sales increase in the first quarter of 2021 was primarily attributed to sales increases to the RV and marine markets. The Company's RV market sales increased 57%, marine market sales increased 75%, industrial market sales increased 16% and MH market sales increased 7% when compared to the prior year quarter. Net sales in the first quarter of 2021 attributable to acquisitions completed in that quarter were approximately $5.4 million, and net sales in the first quarter of 2020 attributable to acquisitions completed in that quarter were immaterial.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2021 increased approximately 6% to $3,288 from $3,112 for the first quarter of 2020. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2021 increased approximately 44% to an estimated $2,426 from $1,687 for the first quarter of 2020. MH content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2021 increased approximately 1.5% to $4,611 from $4,543 for the first quarter of 2020.
Cost of Goods Sold. Cost of goods sold increased $209.2 million, or 44%, to $689.0 million in the first quarter of 2021 from $479.8 million in 2020. As a percentage of net sales, cost of goods sold decreased 40 basis points during the first quarter of 2021 to 81.0% from 81.4% in 2020.
Cost of goods sold as a percentage of net sales decreased primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2020, (ii) volume-driven efficiencies as a result of leveraging fixed overhead and (iii) synergies and different cost profiles from our 2020 acquisitions, partially offset by an increase in labor and certain commodity cost inputs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products.
Gross Profit. Gross profit increased $52.0 million, or 48%, to $161.5 million in the first quarter of 2021 from $109.5 million in 2020. As a percentage of net sales, gross profit increased 40 basis points to 19.0% in the first quarter of 2021 from 18.6% in the same period in 2020. The increase in gross profit as a percentage of net sales in the first quarter of 2021 compared to the same period in 2020 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $5.2 million, or 21%, to $29.9 million in the first quarter of 2021 from $24.7 million in the first quarter of 2020. As a percentage of net sales, warehouse and delivery expenses improved 70 basis points to 3.5% in the first quarter of 2021 compared to 4.2% in the first quarter of 2020. This decrease as a percentage of sales is primarily attributable to the lower proportion of MH sales in the first quarter of 2021 as compared to 2020, which have higher warehouse and delivery costs as a percentage of net sales.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $15.4 million, or 43%, to $51.2 million in the first quarter of 2021 from $35.9 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 6.0% in the first quarter of 2021 compared to 6.1% in the first quarter of 2020.
The increase in SG&A expenses in the first quarter of 2021 compared to 2020 is primarily due to (i) the increase in net sales and (ii) increases in the breadth and depth of corporate resources to support the size and growth of the Company.
Amortization of Intangible Assets. Amortization of intangible assets increased $2.3 million, or 24%, to $11.9 million in the first quarter of 2021 from $9.6 million in the prior year quarter. The increase in the first quarter of 2021 compared to the prior year quarter primarily reflects the impact of businesses acquired in 2020.
Operating Income. Operating income increased $29.2 million, or 74%, to $68.5 million in the first quarter of 2021 from $39.3 million in 2020. As a percentage of net sales, operating income increased 140 basis points to 8.1% in the first quarter of 2021 versus 6.7% in the same period in 2020. The change in operating income and operating margin is primarily attributable to the items discussed above.

Interest Expense, Net. Interest expense increased $0.7 million, or 7%, to $11.2 million in the first quarter of 2021 from $10.5 million in the prior year. The increase in interest expense reflects increased borrowings related to 2020 acquisitions, partially offset by a decrease in variable interest rates on the unhedged portions of the Company's term loan and revolving credit facility.
Income Taxes. Income tax expense increased $2.2 million, or 29%, to $9.8 million from $7.6 million in the prior year period.
The increase in income tax expense is due primarily to an increase in pretax income partially offset by a decrease in the effective tax rate in the first quarter of 2021 compared to the prior year quarter. The effective tax rate in the first quarter of 2021 and 2020 was 17.1% and 26.4%, respectively. The effective tax rate for the first quarter of 2021 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $5.7 million, with no corresponding amount for the same period in 2020.
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

First Quarter Ended March 28, 2021 Compared to 2020
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

	First Quarter Ended
(thousands)	March 28, 2021	March 29, 2020	Amount Change	% Change
Sales
Manufacturing	$614,564	$426,839	$187,725	44%
Distribution	251,130	171,266	79,864	47%
Gross Profit
Manufacturing	120,926	78,947	41,979	53%
Distribution	44,150	29,196	14,954	51%
Operating Income
Manufacturing	78,429	45,704	32,725	72%
Distribution	21,175	9,968	11,207	112%
Manufacturing
Sales. Sales increased $187.8 million, or 44%, to $614.6 million in the first quarter of 2021 from $426.8 million in the prior year quarter. This segment accounted for approximately 71% of the Company’s consolidated net sales for the first quarter of 2021 and 2020. The sales increase in the first quarter of 2021 compared to 2020 was attributed to sales increases in all four of the Company' end markets: RV increased 45%, marine increased 75%, MH increased 24% and industrial increased 15%. Net sales in the first quarter of 2021 attributable to acquisitions completed in that quarter were approximately $4.8 million, and net sales in the first quarter of 2020 attributable to acquisitions completed in that quarter were immaterial.
Gross Profit. Gross profit increased $42.0 million, or 53%, to $120.9 million in the first quarter of 2021 from $78.9 million in the first quarter of 2020. As a percentage of sales, gross profit increased to 19.7% in the first quarter of 2021 from 18.5% in the first quarter of 2020.
Gross profit margin increased during the first quarter of 2021 compared to the prior year quarter primarily due to a 180 basis point improvement in manufacturing overhead and expenses as a percent of sales as certain of these costs are fixed in nature and a 60 basis point improvement in direct labor, partially offset by a 120 basis point increase in materials as a percent of sales, for a net 120 basis point improvement in the first quarter of 2021 as compared to 2020.
Operating Income. Operating income increased $32.7 million, or 72%, to $78.4 million in the first quarter of 2020 from $45.7 million in the prior year quarter. The overall increase in operating income in the first quarter of 2021 primarily reflects the items discussed above.

Distribution
Sales. Sales increased $79.8 million, or 47%, to $251.1 million in the first quarter of 2021 from $171.3 million in the prior year quarter. This segment accounted for approximately 29% of the Company’s consolidated net sales for the first quarter of 2021 and 2020. The sales increase in the first quarter of 2021 compared to 2020 was attributed to an 84% increase in our RV market sales, a 71% increase in marine market sales and a 31% increase in industrial market sales, partially offset by a 4% decrease in MH market sales. Net sales in the first quarter of 2021 attributable to acquisitions completed in that quarter were approximately $0.6 million, with no corresponding amount of net sales in the first quarter of 2020 attributable to acquisitions completed in that quarter.
Gross Profit. Gross profit increased $15.0 million, or 51%, to $44.2 million in the first quarter of 2021 from $29.2 million in the first quarter of 2020. As a percentage of sales, gross profit increased to 17.6% in the first quarter of 2021 from 17.0% in the first quarter of 2020. The increase in gross profit margin in the first quarter of 2021 compared to the first quarter of 2020 is primarily attributed to the higher profitability of a 2020 acquisition compared to the rest of the Distribution segment.
Operating Income. Operating income increased $11.2 million, or 112%, to $21.2 million in the first quarter of 2021 from $10.0 million in the prior year quarter. The improvement in operating income in the first quarter of 2021 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at March 28, 2021 consisted of cash and cash equivalents of $6.2 million as well as $296.8 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $37.1 million to $50.3 million in the first quarter of 2021 from $13.2 million in the first quarter of 2020. The increase is primarily attributable to (i) a $26.3 million increase in net income, (ii) a $5.3 million increase in depreciation and amortization and (iii) $4.6 million less deployed into working capital as compared to the same quarter in the prior year.
Investing Activities
Net cash used in investing activities increased $13.2 million to $45.0 million in the first quarter 2021 from $31.8 million in the first quarter of 2020 primarily due to an increase in cash used in business acquisitions of $4.6 million and an increase in capital expenditures and other investing activities of $8.6 million.
Financing Activities
Net cash flows used by financing activities increased $17.6 million to $43.8 million in the first quarter of 2021 from $26.2 million in the first quarter of 2020 primarily due to $27.0 million in net repayments on the Company's credit facility and an $11.7 million increase in tax payments for share-based payment arrangements. Partially offsetting these increases in use of cash were (i) a $15.6 million decrease in stock repurchases in the current quarter compared to the prior year quarter, (ii) $4.2 million in proceeds from the exercise of stock options with no corresponding amount in the prior year quarter and (iii) $2.1 million in payments of contingent consideration and deferred financing costs in the prior year quarter with no corresponding amount in the current year quarter.

Summary of Liquidity and Capital Resources
At March 28, 2021, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs. See Note 17 of the Notes to Condensed Consolidated Financial Statements for a description of changes to our debt arrangements subsequent to March 28, 2021.
At March 28, 2021, the Company's senior credit facility consisted of a $550 million senior secured revolver and a $100 million senior secured term loan. The maturity date for borrowings under the credit agreement that established the credit facility was September 17, 2024. Borrowings under the senior credit facility were secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the credit agreement:
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
At March 28, 2021, the Company had $296.8 million of unused borrowing availability under its senior credit facility. The ability to access unused borrowing capacity under the credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement.
As of and for the March 28, 2021 reporting date, the Company was in compliance with its financial covenants as required under the terms of its credit agreement. The required maximum consolidated total leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the credit agreement, compared to the actual amounts as of March 28, 2021 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated total leverage ratio (12-month period)	4.00	2.30
Consolidated fixed charge coverage ratio (12-month period)	1.50	5.84
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
On April 20, 2021, we completed the issuance of $350 million aggregate principal amount of senior notes due 2029 in a private placement exempt from registration under the Securities Act of 1933. The notes, which were priced at par, carry an interest rate of 4.75%. Following the completion of the offering, the Company amended and restated the credit agreement governing its existing $650 million senior secured credit facility to establish a new $700 million senior secured credit facility consisting of a $550 million revolving credit facility and a $150 million term loan facility. The maturity date for borrowings under the new senior secured credit facility was extended to April 2026. The new senior secured credit facility replaced the Company’s previously existing credit facility that was due to mature in September 2024. In addition to being used to repay a portion of existing borrowings, the net proceeds resulting from these transactions were used for general corporate purposes, including in connection with the acquisitions completed subsequent to the end of the first quarter, and will support the Company's strategic objectives and other general business needs.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020.
OTHER
Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits had generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August/September timeframe as well as marine open houses in the January/February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, the impact of the COVID-19 pandemic on consumer buying patterns, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
Subsequent Events
We evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.
See Note 17 of the Notes to Condensed Consolidated Financial Statements for further discussion of events occurring after March 28, 2021 until the filing date of this Form 10-Q.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
At March 28, 2021, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $1.4 million, assuming average borrowings, including our term loan, subject to variable rates of $140.5 million, which was the amount of such borrowings outstanding at March 28, 2021 subject to variable rates. The $140.5 million excludes deferred financing costs related to the term loan and $200.0 million of borrowings outstanding under the revolver and term loan that are hedged at a fixed interest rate through interest rate swaps.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first three months of 2021. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 24, 2021	17,700	$73.84	—	$35,960,557
January 25 - February 28, 2021	63,302	71.92	—	35,960,557
March 1 - March 28, 2021	95,939	89.68	—	35,960,557
	176,941		—
(1) Amount includes 176,941 shares of common stock purchased by the Company in January through March 2021 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock options and stock appreciation rights held by the employees.
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 6, 2021	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President-Finance and Chief Financial Officer

Date: May 6, 2021	By:	/s/ James E. Rose
James E. Rose
Principal Accounting Officer