Form 10-Q
period 2021-06-27
PATRICK INDUSTRIES INC
filed 2021-08-05
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 27, 2021
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
As of July 23, 2021, there were 23,670,838 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
NET SALES	$1,019,953	$424,045	$1,870,436	$1,013,277
Cost of goods sold	815,476	350,324	1,504,427	830,075
GROSS PROFIT	204,477	73,721	366,009	183,202
Operating Expenses:
Warehouse and delivery	34,815	20,209	64,728	44,941
Selling, general and administrative	60,365	31,628	111,597	67,497
Amortization of intangible assets	14,031	9,778	25,937	19,379
Total operating expenses	109,211	61,615	202,262	131,817
OPERATING INCOME	95,266	12,106	163,747	51,385
Interest expense, net	14,580	10,821	25,759	21,313
Income before income taxes	80,686	1,285	137,988	30,072
Income taxes	21,701	571	31,490	8,171
NET INCOME	$58,985	$714	$106,498	$21,901

BASIC NET INCOME PER COMMON SHARE	$2.57	$0.03	$4.66	$0.96
DILUTED NET INCOME PER COMMON SHARE	$2.52	$0.03	$4.56	$0.95

Weighted average shares outstanding – Basic	22,948	22,667	22,844	22,840
Weighted average shares outstanding – Diluted	23,435	22,932	23,360	23,098

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
NET INCOME	$58,985	$714	$106,498	$21,901
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of hedge derivatives	1,018	464	1,993	(2,542)
Other	(11)	(15)	(70)	(52)
Total other comprehensive income (loss)	1,007	449	1,923	(2,594)
COMPREHENSIVE INCOME	$59,992	$1,163	$108,421	$19,307

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	June 27, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$58,402	$44,767
Trade and other receivables, net	264,296	132,505
Inventories	406,235	312,809
Prepaid expenses and other	34,691	37,982
Total current assets	763,624	528,063
Property, plant and equipment, net	298,022	251,493
Operating lease right-of-use assets	139,576	117,816
Goodwill	453,537	395,800
Intangible assets, net	563,288	456,276
Other non-current assets	6,660	3,987
TOTAL ASSETS	$2,224,707	$1,753,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	35,951	30,901
Accounts payable	164,646	105,786
Accrued liabilities	120,695	83,202
Total current liabilities	328,792	227,389
Long-term debt, less current maturities, net	1,076,950	810,907
Long-term operating lease liabilities	105,318	88,175
Deferred tax liabilities, net	48,734	39,516
Other long-term liabilities	21,642	28,007
TOTAL LIABILITIES	1,581,436	1,193,994
SHAREHOLDERS’ EQUITY
Common stock	191,131	180,892
Additional paid-in-capital	24,387	24,387
Accumulated other comprehensive loss	(4,129)	(6,052)
Treasury stock	(21,550)	—
Retained earnings	453,432	360,214
TOTAL SHAREHOLDERS’ EQUITY	643,271	559,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	2,224,707	1,753,435

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 27, 2021	June 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,498	$21,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,715	34,689
Stock-based compensation expense	10,336	6,347
Amortization of convertible notes debt discount	3,643	3,505
Deferred income taxes	8,534	(7,346)
Other non-cash items	1,892	3,016
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(116,625)	(55,520)
Inventories	(54,646)	(7,183)
Prepaid expenses and other assets	3,998	14,908
Accounts payable, accrued liabilities and other	66,400	25,055
Net cash provided by operating activities	78,745	39,372
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,345)	(11,305)
Proceeds from sale of property, plant and equipment	112	126
Business acquisitions, net of cash acquired	(252,660)	(23,838)
Other	(2,000)	—
Net cash used in investing activities	(280,893)	(35,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	58,750	—
Term debt repayments	(1,250)	(1,250)
Borrowings on revolver	425,475	8,022
Repayments on revolver	(565,475)	(8,022)
Proceeds from senior notes offering	350,000	—
Stock repurchases under buyback program	(21,550)	(15,550)
Cash dividends paid to shareholders	(13,061)	(11,607)
Taxes paid for share-based payment arrangements	(14,885)	(2,860)
Payment of deferred financing costs and other	(5,798)	(58)
Payment of contingent consideration from a business acquisition	(1,000)	(2,000)
Proceeds from exercise of common stock options	4,577	642
Net cash provided by (used in) financing activities	215,783	(32,683)
Increase (decrease) in cash and cash equivalents	13,635	(28,328)
Cash and cash equivalents at beginning of year	44,767	139,390
Cash and cash equivalents at end of period	$58,402	$111,062

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Second Quarter Ended June 27, 2021
(thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance March 28, 2021	$174,920	$24,387	$(5,136)	$—	$401,104	$595,275
Net income	—	—	—	—	58,985	58,985
Dividends declared	—	—	—	—	(6,657)	(6,657)
Other comprehensive income, net of tax	—	—	1,007	—	—	1,007
Share repurchases under buyback program	—	—	—	(21,550)	—	(21,550)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(421)	—	—	—	—	(421)
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Issuance of shares upon exercise of common stock options	383	—	—	—	—	383
Stock-based compensation expense	6,038	—	—	—	—	6,038
Balance June 27, 2021	$191,131	$24,387	$(4,129)	$(21,550)	$453,432	$643,271

Six Months Ended June 27, 2021
(thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$—	$360,214	$559,441
Net income	—	—	—	—	106,498	106,498
Dividends declared	—	—	—	—	(13,280)	(13,280)
Other comprehensive loss, net of tax	—	—	1,923	—	—	1,923
Share repurchases under buyback program	—	—	—	(21,550)	—	(21,550)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,885)	—	—	—	—	(14,885)
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Issuance of shares upon exercise of common stock options	4,577	—	—	—	—	4,577
Stock-based compensation expense	10,336	—	—	—	—	10,336
Balance June 27, 2021	$191,131	$24,387	$(4,129)	$(21,550)	$453,432	$643,271

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)

Second Quarter Ended June 28, 2020
(thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance March 29, 2020	$170,626	$24,534	$(8,741)	$—	$308,957	$495,376
Net income	—	—	—	—	714	714
Dividends declared	—	—	—	—	(5,823)	(5,823)
Other comprehensive income, net of tax	—	—	449	—	—	449
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(126)	—	—	—	—	(126)
Issuance of shares upon exercise of common stock options	642	—	—	—	—	642
Stock-based compensation expense	2,036	—	—	—	—	2,036
Balance June 28, 2020	$173,178	$24,534	$(8,292)	$—	$303,848	$493,268

Six Months Ended June 28, 2020
(thousands)	Common Stock	Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2019	$172,662	$25,014	$(5,698)	$—	$305,503	$497,481
Net income	—	—	—	—	21,901	21,901
Dividends declared	—	—	—	—	(11,801)	(11,801)
Other comprehensive loss, net of tax	—	—	(2,594)	—	—	(2,594)
Share repurchases under buyback program	(3,315)	(480)	—	—	(11,755)	(15,550)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(3,158)	—	—	—	—	(3,158)
Issuance of shares upon exercise of common stock options	642	—	—	—	—	642
Stock-based compensation expense	6,347	—	—	—	—	6,347
Balance June 28, 2020	$173,178	$24,534	$(8,292)	$—	$303,848	$493,268
See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 27, 2021 and December 31, 2020, its results of operations for the second quarter and six months ended June 27, 2021 and June 28, 2020, and its statements of cash flows for the six months ended June 27, 2021 and June 28, 2020.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of other non-current assets in the condensed consolidated balance sheets and accumulated other comprehensive loss in Note 11. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 27, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2021 ended on June 27, 2021 and the second quarter of fiscal year 2020 ended on June 28, 2020.
In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 27, 2021, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

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

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", a new standard providing final guidance to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of this standard on our condensed consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on our condensed consolidated financial statements. At this point in time, we anticipate the primary impact on our condensed consolidated financial statements as a result of the adoption of ASU 2020-06 will be a reduction in non-cash interest expense as well as a reduction in diluted net income per share attributable to the application of the if-converted method for our convertible notes discussed in Note 9.

3.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarter Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$397,613	$197,818	$595,431
Marine	156,350	10,143	166,493
Manufactured Housing	68,367	70,724	139,091
Industrial	106,711	12,227	118,938
Total	$729,041	$290,912	$1,019,953

	Six Months Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$727,225	$369,632	$1,096,857
Marine	288,688	14,614	303,302
Manufactured Housing	125,001	134,808	259,809
Industrial	188,883	21,585	210,468
Total	$1,329,797	$540,639	$1,870,436

	Second Quarter Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$139,628	$64,498	$204,126
Marine	54,860	4,188	59,048
Manufactured Housing	36,407	53,907	90,314
Industrial	61,679	8,878	70,557
Total	$292,574	$131,471	$424,045

	Six Months Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$366,413	$157,933	$524,346
Marine	130,289	6,810	137,099
Manufactured Housing	82,012	120,671	202,683
Industrial	133,126	16,023	149,149
Total	$711,840	$301,437	$1,013,277
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	June 27, 2021	December 31, 2020
Raw materials	$218,116	$157,219
Work in process	26,466	19,282
Finished goods	57,827	37,632
Less: reserve for inventory obsolescence	(10,315)	(8,320)
Total manufactured goods, net	292,094	205,813
Materials purchased for resale (distribution products)	119,765	112,158
Less: reserve for inventory obsolescence	(5,624)	(5,162)
Total materials purchased for resale (distribution products), net	114,141	106,996
Total inventories	$406,235	$312,809

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 27, 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2020	$338,045	$57,755	$395,800
Acquisitions	40,548	10,059	50,607
Adjustments to preliminary purchase price allocations	7,111	19	7,130
Balance - June 27, 2021	$385,704	$67,833	$453,537
Intangible assets, net consist of the following as of June 27, 2021 and December 31, 2020:

(thousands)	June 27, 2021	December 31, 2020
Customer relationships	$545,554	$461,754
Non-compete agreements	18,714	15,949
Patents	33,428	23,025
Trademarks (non-amortizing, indefinite-lived)	149,777	113,796
	747,473	614,524
Less: accumulated amortization	(184,185)	(158,248)
Intangible assets, net	$563,288	$456,276

Changes in the carrying value of intangible assets for the six months ended June 27, 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2020	$373,717	$82,559	$456,276
Acquisitions	105,338	32,700	138,038
Amortization	(21,424)	(4,513)	(25,937)
Adjustments to preliminary purchase price allocations	(5,089)	—	(5,089)
Balance - June 27, 2021	$452,542	$110,746	$563,288

6.	ACQUISITIONS
General
The Company completed three acquisitions in the second quarter of 2021 and completed seven acquisitions in the six months ended June 27, 2021 (the "2021 Acquisitions"). For the second quarter and six months ended June 27, 2021, net sales included in the Company's condensed consolidated statements of income related to the 2021 Acquisitions were $56.7 million and $62.1 million, respectively, and operating income was $6.0 million for each of these periods. One of the 2021 Acquisitions accounted for $32.2 million in net sales and $1.9 million in operating income for the second quarter and six months ended June 27, 2021. Acquisition-related costs associated with the businesses acquired in the second quarter and first six months of 2021 were immaterial. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. No acquisitions were completed in the second quarter of 2020 and three acquisitions were completed in the six months ended June 28, 2020. Net sales included in the Company's condensed consolidated statements of income in the second quarter and six months ended June 28, 2020 related to acquisitions completed in the first six months of 2020 were $3.3 million and $3.8 million, respectively, and operating income was immaterial for the same periods.
For each acquisition, the excess of the purchase consideration over the fair value of the net assets acquired is recorded as goodwill, which generally represents the combined value of the Company’s existing purchasing, manufacturing, sales, and systems resources with the organizational talent and expertise of the acquired companies’ respective management teams to maximize efficiencies, market share growth and net income.
In connection with certain acquisitions, if certain financial results for the acquired businesses are achieved, the Company is required to pay additional cash consideration. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As of June 27, 2021, the aggregate fair value of the estimated contingent consideration payments was $9.8 million, $4.2 million of which is included in "Accrued liabilities" and $5.6 million is included in “Other long-term liabilities” on the condensed consolidated balance sheet. At December 31, 2020, the aggregate fair value of the estimated contingent consideration payments was $6.9 million, $1.6 million of which was included in the line item "Accrued liabilities" and $5.3 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $19.5 million in the aggregate. In the second quarter and six months ended June 27, 2021, the Company made $1.0 million in cash payments related to contingent consideration liabilities and recorded a $0.9 million non-cash charge and a corresponding increase to accrued liabilities. The non-cash charge is included in selling general and administrative expense in the condensed consolidated statement of income, representing changes in the expected amount of consideration to be paid.

2021 Acquisitions
The Company completed seven acquisitions in the six months ended June 27, 2021, including the following three previously announced acquisitions:

Company	Segment	Description
Sea-Dog Corporation & Sea-Lect Plastics (collectively, "Sea-Dog")	Distribution & Manufacturing	Distributor of a variety of marine and powersports hardware and accessories to distributors, wholesalers, retailer, and manufacturers, and manufacturer that provides plastic injection molding, design, product development and expert tooling to companies and government entities, based in Everett, Washington
Hyperform, Inc.	Manufacturing	Manufacturer of high-quality, non-slip foam flooring, operating under the SeaDek brand name, for the marine original equipment manufacturer ("OEM") market and aftermarket as well as serving the pool and spa, powersports and utility markets under the SwimDek and EndeavorDek brand names, with manufacturing facilities in Rockledge, Florida and Cocoa, Florida
Alpha Systems, LLC	Manufacturing & Distribution
Manufacturer and distributor of component products and accessories for the recreational vehicle ("RV"), marine, manufactured housing and industrial end markets, such as adhesives, sealants, rubber roofing, roto/blow molding, injection molding, flooring, insulation, shutters, skylights, and various other products and accessories, operating out of nine facilities in Elkhart, Indiana

Inclusive of four immaterial acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $253.3 million. One of the 2021 Acquisitions accounted for $147.1 million in cash and $10.2 million in common stock as consideration, $26.8 million in fixed assets, $90.4 million in intangible assets, $18.2 million in accounts payable and accrued liabilities, $11.5 million in operating lease right-of-use assets and liabilities, and $28.9 million in goodwill. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the second quarter and six months ended June 27, 2021 related to the 2021 Acquisitions were immaterial.

2020 Acquisitions
The Company completed eleven acquisitions in the year ended December 31, 2020 (the "2020 Acquisitions"), including the following seven previously announced acquisitions:

Company	Segment	Description
Maple City Woodworking Corporation	Manufacturing	Manufacturer of hardwood cabinet doors and fascia for the RV market based in Goshen, Indiana
SEI Manufacturing, Inc.	Manufacturing	Manufacturer of towers, T-Tops, hardtops, rails, gates and other aluminum exterior products for the marine market located in Cromwell, Indiana
Inland Plywood Company	Manufacturing	Supplier, laminator, and wholesale distributor of treated, untreated, and laminated plywood, medium density overlay panels, and other specialty products, primarily serving the marine market as well as the RV and industrial markets headquartered in Pontiac, Michigan with an additional facility in Cocoa, Florida
Synergy RV Transport	Distribution	Transportation and logistics service provider primarily for OEMs and dealers in the RV market located in Goshen, Indiana
Front Range Stone	Manufacturing	Fabricator and installer of natural stone, quartz, solid surface, and laminate countertops, primarily serving big box home improvement retailers, home builders and commercial contractors in the industrial market based in Englewood, Colorado
Geremarie Corporation	Manufacturing	Designer, manufacturer, and fabricator of a full suite of high-precision aluminum components serving the marine industry, in addition to the medical, aerospace, defense, commercial and industrial markets located in Lake Zurich, Illinois
Taco Metals, LLC	Manufacturing	Manufacturer of boating products including rub rail systems, canvas and tower components, sport fishing and outrigger systems, helm chairs and pedestals, and specialty hardware for OEMs in the recreational boating industry and the related aftermarket headquartered in Miami, Florida, with manufacturing facilities in Tennessee and Florida, and distribution centers in Tennessee, Florida, South Carolina, and Massachusetts
Inclusive of four immaterial acquisitions not discussed above, total cash consideration for the 2020 Acquisitions was approximately $306.3 million, plus contingent consideration over a one to three-year period based on future results in connection with certain acquisitions. One of the 2020 Acquisitions accounted for $129.7 million in cash consideration, $49.3 million in fixed assets, $49.1 million in intangible assets and $32.6 million in goodwill. Purchase accounting adjustments are complete for Maple City Woodworking Corporation and SEI Manufacturing, Inc. Preliminary purchase price allocations, predominantly related to property, plant, and equipment and identifiable intangible assets, are still in the process of final valuation procedures on the remainder of the 2020 Acquisitions. All purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the second quarter and six months ended June 27, 2021 related to the 2020 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2021 Acquisitions and the 2020 Acquisitions:

(thousands)	2021 Acquisitions	2020 Acquisitions
Consideration
Cash, net of cash acquired	$253,336	$306,335
Working capital holdback and other, net(1)	2,860	(53)
Common stock issuance(2)	10,211	—
Contingent consideration(3)	3,000	4,763
Total consideration	$269,407	$311,045

Assets Acquired
Trade receivables	$15,824	$15,320
Inventories	39,386	25,395
Prepaid expenses & other	1,025	725
Property, plant & equipment	46,986	65,083
Operating lease right-of-use assets	16,026	20,029
Identifiable intangible assets	137,985	130,981
Liabilities Assumed
Current portion of operating lease obligations	(3,650)	(2,721)
Accounts payable & accrued liabilities	(22,406)	(12,405)
Operating lease obligations	(12,376)	(17,308)
Deferred tax liabilities	—	(4,322)
Total fair value of net assets acquired	218,800	220,777
Goodwill(4)	50,607	90,268
	$269,407	$311,045
(1) Certain acquisitions contain working capital holdbacks which are typically settled after a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of June 27, 2021.
(2) In connection with one acquisition, the company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date.
(3) These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions.
(4) Goodwill is tax-deductible for the 2021 Acquisitions and the 2020 Acquisitions, except Front Range Stone (approximately $10.8 million).

We estimate the value of acquired property, plant, and equipment using a combination of the income, cost, and market approaches, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the acquired businesses.
The following table presents our estimates of identifiable intangible assets for the 2021 Acquisitions and the 2020 Acquisitions:

(thousands, except year info)	Estimated Useful Life (in years)	2021 Acquisitions	2020 Acquisitions
Customer relationships	10	$88,693	$99,897
Non-compete agreements	5	2,825	1,150
Patents	10	10,350	6,470
Trademarks	Indefinite	36,117	23,464
		$137,985	$130,981

We estimate the value of customer relationships using the multi-period excess earnings method, which is a variation on the income approach, calculating the present value of incremental after-tax cash flows attributable to the asset. Non-compete agreements are valued using a discounted cash flow approach, which is a variation of an income approach, with and without the individual counterparties to the non-compete agreements. Trademarks and patents are valued using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value.
Pro Forma Information
The following pro forma information for the second quarter and six months ended June 28, 2020 assumes the 2021 Acquisitions and the 2020 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2021 Acquisitions and 2020 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.6 million and $3.1 million for the second quarter and six months ended June 27, 2021, respectively and $5.2 million and $10.5 million for the second quarter and six months ended June 28, 2020, respectively.

	Second Quarter Ended		Six Months Ended
(thousands, except per share data)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Revenue	$1,038,874	$515,104	$1,953,675	$1,215,622
Net income	60,187	(791)	111,524	23,428
Basic net income per common share	2.62	(0.03)	4.88	1.03
Diluted net income per common share	2.57	(0.03)	4.77	1.01
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION
The Company recorded expense of approximately $6.0 million and $10.3 million the second quarter and six months ended June 27, 2021, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock based compensation expense of $2.0 million and $6.3 million was recorded in the second quarter and six months ended June 28, 2020, which includes a $2.4 million reduction of expense in both periods due to certain forfeitures and adjustments.
The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first six months of 2021 totaling 230,073 shares in the aggregate at an average fair value of $73.53 at grant date for a total fair value at grant date of $16.9 million.
As of June 27, 2021, there was approximately $31.7 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 20.1 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the second quarter and six months of 2021 and 2020 is as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income for basic and diluted per share calculation	$58,985	$714	$106,498	$21,901
Weighted average common shares outstanding - basic	22,948	22,667	22,844	22,840
Effect of potentially dilutive securities	487	265	516	258
Weighted average common shares outstanding - diluted	23,435	22,932	23,360	23,098
Basic net income per common share	$2.57	$0.03	$4.66	$0.96
Diluted net income per common share	$2.52	$0.03	$4.56	$0.95
An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method.

9.	DEBT
A summary of total debt outstanding at June 27, 2021 and December 31, 2020 is as follows:

(thousands)	June 27, 2021	December 31, 2020
Long-term debt:
1.00% convertible notes due 2023	$172,500	$172,500
Term loan due 2026	150,000	92,500
Revolver due 2026	135,000	275,000
7.50% senior notes due 2027	300,000	300,000
4.75% senior notes due 2029	350,000	—
Total long-term debt	1,107,500	840,000
Less: convertible notes debt discount, net	(12,429)	(16,072)
Less: term loan deferred financing costs, net	(624)	(434)
Less: senior notes deferred financing costs, net	(9,997)	(5,087)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,076,950	$810,907

4.75% Senior Notes due 2029
On April 20, 2021, the Company issued $350 million aggregate principal amount of 4.75% Senior Notes due 2029 (the "4.75% Senior Notes"). The 4.75% Senior Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were offered under rule 144A under the Securities Act. The 4.75% Senior Notes will mature on May 1, 2029. Interest on the 4.75% Senior Notes will accrue from April 20, 2021 and is payable semi-annually in cash in arrears May 1 and November 1 of each year, beginning on November 1, 2021. The effective interest rate on the 4.75% Senior Notes, which includes debt issuance costs, is approximately 4.98%. In connection with the issuance of the 4.75% Senior Notes, the Company incurred and capitalized as a reduction of the principal amount of the 4.75% Senior Notes approximately $5.3 million in deferred financing costs which will be amortized using the effective interest rate over the term of the 4.75% Senior Notes.
The 4.75% Senior Notes are senior unsecured indebtedness of the Company and are guaranteed by each of the Company’s subsidiaries that guarantee the obligations of the Company under the 2021 Credit Facility (as defined herein). The Company may redeem the 4.75% Senior Notes at any time according to the following timeframes with the respective restrictions and prices:

Timeframe	Redemption Restrictions	Redemption Prices
Prior to May 1, 2024	Up to 40% of the notes	104.750%
After May 1, 2024	In whole, or in part	102.375%
After May 1, 2025	In whole, or in part	101.188%
After May 1, 2026	In whole, or in part	100.000%
2021 Credit Facility
Simultaneously with the issuance of the 4.75% Senior Notes, the Company entered into the Fourth Amended and Restated Credit Agreement (the "2021 Credit Agreement"). The 2021 Credit Agreement amended and extended the Company's 2019 Credit Agreement (as defined herein) and consists of a senior secured revolver (the "2021 Revolver") and a senior secured term loan (the "2021 Term Loan" and together with the 2021 Revolver, the "2021 Credit Facility"). The maturity date for borrowings under the 2021 Credit Agreement is April 20, 2026. Upon the satisfaction of certain conditions, and obtaining incremental commitments from its lenders, the Company may be able to increase the borrowing capacity of the 2021 Credit Facility by up to $250 million for acquisitions.

The Company determined that the terms of the 2021 Credit Agreement were not substantially different from the terms of the Company’s 2019 Credit Agreement. Accordingly, debt modification accounting treatment was applied and the related impacts were immaterial.
Borrowings under the 2021 Credit Facility are secured by substantially all personal property assets of the Company and any domestic subsidiary guarantors. Pursuant to the 2021 Credit Agreement:
•The 2021 Term Loan is due in consecutive quarterly installments in the following amounts: (i) beginning June 30, 2021, through and including March 31, 2024, $1,875,000 and (ii) beginning June 30, 2024, and each quarter thereafter, $3,750,000, with the remaining balance due at maturity;
•The interest rates for borrowings under the 2021 Revolver and the 2021 Term Loan are the Prime Rate or LIBOR plus a margin, which ranges from 0.00% to 0.75% for Prime Rate loans and from 1.00% to 1.75% for LIBOR loans depending on the Company's consolidated total leverage ratio, as defined below. The Company is required to pay fees on unused but committed portions of the 2021 Revolver, which range from 0.15% to 0.225%; and
•Covenants include requirements as to a maximum consolidated secured net leverage ratio (2.75:1.00, increasing to 3.25:1.00 in certain circumstances in connection with Company acquisitions) and a minimum consolidated fixed charge coverage ratio (1.50:1.00) that are tested on a quarterly basis, a minimum liquidity requirement applicable during the six-month period preceding the maturity of the Company's 1.00% Convertible Notes due 2023, and other customary covenants.
The total face value of the 2021 Term Loan is $150.0 million. Total available borrowing capacity under the 2021 Revolver is $550.0 million. At June 27, 2021, the Company had $150.0 million outstanding under the 2021 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2021 Revolver of $135.0 million under the LIBOR-based option. The interest rate for incremental borrowings at June 27, 2021 was LIBOR plus 1.50% (or 1.63%) for the LIBOR-based option. The fee payable on committed but unused portions of the 2021 Revolver was 0.20% at June 27, 2021.

Total cash interest paid for the second quarter of 2021 and 2020 was $14.1 million and $15.6 million, respectively, and $17.4 million and $18.2 million for the comparative six month periods, respectively.
2019 Credit Facility
See Note 8 of the Notes to Consolidated Financial Statements section of the Fiscal 2020 Form 10-K regarding the Company's previous credit agreement (the "2019 Credit Agreement") which established a $550 million revolving credit loan (the "2019 Revolver") and a $100 million term loan (the "2019 Term Loan" and, together with 2019 Revolver, the "2019 Credit Facility"). The 2019 Credit Agreement was amended by the 2021 Credit Agreement on April 20, 2021 as discussed above.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps. As of June 27, 2021, the Company had a combined notional principal amount of $200 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
The following table summarizes the fair value of derivative contracts included in the condensed consolidated balance sheets (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	June 27, 2021	December 31, 2020
Interest rate swaps	Accrued liabilities	$3,890	$—
Interest rate swaps	Other long-term liabilities	$—	$6,567
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves and are classified as Level 2 in the fair value hierarchy.
See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps, which qualify as cash flow hedges.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on derivatives that qualify as cash flow hedges, cumulative foreign currency translation and other adjustments. The activity in accumulated other comprehensive loss during the three months ended June 27, 2021 and June 28, 2020 was as follows:

Second Quarter Ended June 27, 2021
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at March 28, 2021	$(3,914)	$(1,263)	$41	$(5,136)
Other comprehensive loss before reclassifications, net of tax	45	—	(11)	34
Amounts reclassified from accumulated other comprehensive loss, net of tax	973	—	—	973
Net current period other comprehensive income (loss)	1,018	—	(11)	1,007
Balance at June 28, 2021	$(2,896)	$(1,263)	$30	$(4,129)

Six Months Ended June 27, 2021
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at December 31, 2020	$(4,889)	$(1,263)	$100	$(6,052)
Other comprehensive loss before reclassifications, net of tax	(51)	—	(70)	(121)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,044	—	—	2,044
Net current period other comprehensive loss	1,993	—	(70)	1,923
Balance at June 27, 2021	$(2,896)	$(1,263)	$30	$(4,129)

Second Quarter Ended June 28, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at March 29, 2020	$(7,380)	$(1,270)	$(91)	$(8,741)
Other comprehensive loss before reclassifications, net of tax	174	—	(15)	159
Amounts reclassified from accumulated other comprehensive loss, net of tax	290	—	—	290
Net current period other comprehensive loss	464	—	(15)	449
Balance at June 28, 2020	$(6,916)	$(1,270)	$(106)	$(8,292)

Six Months Ended June 28, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive loss before reclassifications, net of tax	(3,903)	—	(52)	(3,955)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,361	—	—	1,361
Net current period other comprehensive loss	(2,542)	—	(52)	(2,594)
Balance at June 28, 2020	$(6,916)	$(1,270)	$(106)	$(8,292)

12.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Second Quarter Ended
(thousands)	June 27, 2021	June 28, 2020
Operating lease cost	$10,353	$8,399

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,117	$8,279

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,806	$5,474

	Six Months Ended
(thousands)	June 27, 2021	June 28, 2020
Operating lease cost	$19,938	$16,568

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,504	$16,362

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39,991	$17,902
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	June 27, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$139,576	$117,816
Liabilities
Operating lease liabilities, current portion	$35,951	$30,901
Long-term operating lease liabilities	105,318	88,175
Total lease liabilities	$141,269	$119,076

Weighted average remaining lease term, operating leases (in years)	5.1	5.3
Weighted average discount rate, operating leases	3.9%	4.1%

Maturities of lease liabilities were as follows at June 27, 2021:

(thousands)
2021 (excluding the six months ended June 27, 2021)	$20,559
2022	38,969
2023	33,089
2024	25,151
2025	16,420
Thereafter	23,153
Total lease payments	157,341
Less imputed interest	(16,072)
Total	$141,269

As of June 27, 2021, outstanding leases have remaining lease terms ranging from one year to 18 years.

13.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at June 27, 2021 and December 31, 2020:

	June 27, 2021			December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
7.50% senior notes due 2027(1)	—	$325.0	—	—	$329.0	—
4.75% senior notes due 2029(1)	—	347.5	—	—	—	—
Convertible note(1)	—	189.8	—	—	180.0	—
Interest rate swaps(2)	—	3.9	—	—	6.6	—
Contingent consideration(3)	—	—	$9.8	—	—	$6.9
(1) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of June 27, 2021 and December 31, 2020 using the interest rate method as described in Note 9.
(2) The interest rate swaps are classified as Level 2 in the fair value hierarchy and discussed further in Note 10.
(3) The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 6.

14.	INCOME TAXES
The effective tax rate in the second quarter of 2021 and 2020 was 26.9% and 44.4%, respectively, and the effective tax rate for the comparable six month periods was 22.8% and 27.2%, respectively. The effective tax rate for the second quarter of 2020 reflects the impact of $2.2 million of permanent tax differences due to certain Coronavirus Aid, Relief, and Economic Security Act payroll tax credits. In addition, the first six months of 2021 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $5.7 million.

Cash paid for income taxes in the second quarter and first six months of 2021 was $24.0 million and $24.1 million, respectively. The Company made an immaterial amount of income tax payments in the second quarter and first six months of 2020.

15.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

Second Quarter Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$729,041	$290,912	$1,019,953
Intersegment sales	16,042	1,517	17,559
Total sales	745,083	292,429	1,037,512
Operating income	99,428	31,201	130,629

Second Quarter Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$292,574	$131,471	$424,045
Intersegment sales	5,114	1,085	6,199
Total sales	297,688	132,556	430,244
Operating income	22,410	6,938	29,348

Six Months Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,329,797	$540,639	$1,870,436
Intersegment sales	29,850	2,920	32,770
Total sales	1,359,647	543,559	1,903,206
Operating income	177,857	52,376	230,233

Six Months Ended June 28, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$711,840	$301,437	$1,013,277
Intersegment sales	12,687	2,385	15,072
Total sales	724,527	303,822	1,028,349
Operating income	68,114	16,906	85,020
The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Operating income for reportable segments	$130,629	$29,348	$230,233	$85,020
Unallocated corporate expenses	(21,332)	(7,464)	(40,549)	(14,256)
Amortization	(14,031)	(9,778)	(25,937)	(19,379)
Consolidated operating income	$95,266	$12,106	$163,747	$51,385
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

(thousands)	June 27, 2021	December 31, 2020
Manufacturing assets	$1,723,928	$1,337,920
Distribution assets	419,551	343,170
Assets for reportable segments	2,143,479	1,681,090
Corporate assets unallocated to segments	22,826	27,578
Cash and cash equivalents	58,402	44,767
Consolidated total assets	$2,224,707	$1,753,435

16.	STOCK REPURCHASE PROGRAMS
In March 2020, the Board approved a new stock repurchase program for up to $50 million of its common stock, including amounts remaining under previous authorizations. Approximately $14.4 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of June 27, 2021. The Company repurchased 260,000 shares of its common stock at an average price of $82.89 at an aggregate cost of $21.6 million in the second quarter and six months ended June 27, 2021. In the second quarter and six months ended June 28, 2020, the Company repurchased 456,155 shares of its common stock at an average price of $34.09 per share at an aggregate cost of $15.6 million. Previously, the Company would retire the shares upon repurchase. However, beginning in 2021, the Company has now elected to hold these shares in treasury stock. Accordingly, beginning in 2021, the Company has begun presenting stock repurchases within "Treasury Stock" on the condensed consolidated balance sheet and condensed consolidated statement of shareholders' equity. Prior periods have not been adjusted to reflect the current presentation of stock repurchases.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this Report. In addition, this MD&A contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See “Information Concerning Forward-Looking Statements” on page 34 of this Report. The Company undertakes no obligation to update these forward-looking statements.
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Second Quarter and Six Months 2021 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our largest market and comprised 58% and 48% of the Company’s sales in the second quarter ended June 27, 2021 and June 28, 2020, respectively, and 59% and 52% for the comparative 2021 and 2020 six month periods. Sales to the RV industry increased 192% in the second quarter of 2021 and increased 109% in the first six months of 2021, compared to the prior year periods.
According to the Recreation Vehicle Industry Association ("RVIA"), wholesale shipments totaled approximately 151,800 units in the second quarter of 2021, an increase of 101% compared to approximately 75,700 units in the second quarter of 2020. Wholesale unit shipments for the first six months of 2021 totaled approximately 300,300 units, an increase of 71% compared to approximately 176,100 units in the prior year. The increase in wholesale unit shipments in the second quarter and first six months of 2021 is attributed to an increase in RV dealer demand for RV units. In addition, the increase in the second quarter and first six months of 2021 reflects the comparison to the sharp decrease in wholesale unit shipments in the second quarter of 2020, which was a result of COVID-19-related production shutdowns at original equipment manufacturers' plants. This increase in dealer demand is correlated with consumer demand for RV units, which we believe reflects changes in consumer recreation patterns, which include an increased interest in outdoor recreation. According to our estimates, RV dealer inventories are trending at historical lows relative to what we understand to be typical inventory levels of RV dealers. We believe that the supply-demand dynamics of historically low dealer inventory levels, combined with strong retail consumer demand, have resulted in positive momentum in our RV end market. We estimate RV retail unit sales increased 30-35% in the second quarter of 2021 and increased 37-40% for the first six months of 2021 compared to the prior year periods.
Marine Industry
Sales to the marine industry, which represented approximately 16% and 14% of the Company's consolidated net sales in the second quarter of 2021 and 2020, respectively, increased 182% compared to the prior year quarter. For the first six months of 2021 and 2020, sales to the marine industry represented 16% and 13% of consolidated net sales, respectively, increasing 121% in 2021 compared to the prior year.
Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, and according to National Marine Manufacturers Association ("NMMA") marine wholesale powerboat unit shipments increased an estimated 26% for the second quarter 2021 and increased an estimated 16% for the first six months of 2021 compared to the prior year periods. Marine retail powerboat unit sales were nearly unchanged in the second quarter of 2021 and increased 8% for the first six months of 2021 compared to the prior year periods. We estimate that marine retail sales substantially exceeded marine wholesale unit shipments in both the second quarter and six months of 2021, resulting in marine dealer inventory levels that we believe are at their lowest in at least a decade.
Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 14% and 21% of the Company’s sales in the second quarter of 2021 and 2020, respectively, increased 54% in the second quarter of 2021 compared to the second quarter of 2020. MH sales represented 14% and 20% of the Company's sales for the first six months of 2021 and 2020, respectively, and increased 28% in the first six months of 2021 compared to the prior year period. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased 31% in the second quarter of 2021 and increased 16% for the first six months of 2021 compared to the prior year periods.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 12% and 17% of our sales in the second quarter of 2021 and 2020, respectively, and increased 69% in the second quarter of 2021 compared to the prior year quarter. Sales to the industrial market represented 11% and 15% of our sales for the first six months of 2021 and 2020, respectively, and increased 41% in the first six months of 2021 compared to the prior year period. Overall, our revenues in these markets are focused on the residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 70% of our industrial business is directly tied to the residential housing market, with the remaining 30% directly tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts increased 43% in the second quarter of 2021 compared to the prior year quarter, with single family housing starts increasing 42% and multifamily residential starts increasing 48% for the same period. For the first six months of 2021, combined new housing starts increased 25%, with single family housing starts increasing 31% and multifamily housing starts increasing 14% compared to 2020. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 27, 2021 Compared to 2020
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended
($ in thousands)	June 27, 2021		June 28, 2020		Change Amount	% Change
Net sales	$1,019,953	100.0%	$424,045	100.0%	$595,908	141%
Cost of goods sold	815,476	80.0%	350,324	82.6%	465,152	133%
Gross profit	204,477	20.0%	73,721	17.4%	130,756	177%
Warehouse and delivery expenses	34,815	3.4%	20,209	4.8%	14,606	72%
Selling, general and administrative expenses	60,365	5.9%	31,628	7.5%	28,737	91%
Amortization of intangible assets	14,031	1.4%	9,778	2.3%	4,253	43%
Operating income	95,266	9.3%	12,106	2.9%	83,160	687%
Interest expense, net	14,580	1.4%	10,821	2.6%	3,759	35%
Income taxes	21,701	2.1%	571	0.1%	21,130	3,701%
Net income	$58,985	5.8%	$714	0.2%	$58,271	8,161%

	Six Months Ended
($ in thousands)	June 27, 2021		June 28, 2020		Change Amount	% Change
Net sales	$1,870,436	100.0%	$1,013,277	100.0%	$857,159	85%
Cost of goods sold	1,504,427	80.4%	830,075	81.9%	674,352	81%
Gross profit	366,009	19.6%	183,202	18.1%	182,807	100%
Warehouse and delivery expenses	64,728	3.5%	44,941	4.4%	19,787	44%
Selling, general and administrative expenses	111,597	6.0%	67,497	6.7%	44,100	65%
Amortization of intangible assets	25,937	1.4%	19,379	1.9%	6,558	34%
Operating income	202,262	10.8%	51,385	5.1%	150,877	294%
Interest expense, net	25,759	1.4%	21,313	2.1%	4,446	21%
Income taxes	31,490	1.7%	8,171	0.8%	23,319	285%
Net income	$106,498	5.7%	$21,901	2.2%	$84,597	386%
Net Sales. Net sales in the second quarter of 2021 increased $596.0 million, or 141%, to $1,020.0 million from $424.0 million in the second quarter of 2020. The net sales increase in the second quarter of 2021 reflects strong demand for our products across all end markets as well as the comparison to the second quarter of 2020, which reflects the impact to net sales of COVID-19-related production shutdowns. The Company's RV market sales increased 192%, marine market sales increased 182%, industrial market sales increased 69% and MH market sales increased 54% when compared to the prior year quarter.
Net sales in the first six months of 2021 increased $857.1 million, or 85%, to $1,870.4 million from $1,013.3 million in the first six months of 2020. The net sales increase in the first six months of 2021 reflects sales increases in all of our end markets, while sales in the first six months of 2020 also reflect the impact of COVID-19 as discussed above. The Company's RV market sales increased 109%, marine market sales increased 121%, MH market sales increased 28% and industrial market sales increased 41% when compared to the prior year period.

Revenue attributable to acquisitions completed in the first six months of 2021 was $56.7 million in the second quarter of 2021 and $62.1 million for the first six months of 2021. Revenue attributable to acquisitions completed in the first six months of 2020 was $3.3 million in the second quarter of 2020 and $3.8 million for the first six months of 2020.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2021 increased approximately 15% to $3,543 from $3,086 for the second quarter of 2020. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2021 increased approximately 60% to an estimated $2,841 from $1,775 for the second quarter of 2020. MH content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2021 increased approximately 7% to $4,799 from $4,501 for the second quarter of 2020.
Cost of Goods Sold. Cost of goods sold increased $465.2 million, or 133%, to $815.5 million in the second quarter of 2021 from $350.3 million in 2020. As a percentage of net sales, cost of goods sold decreased 260 basis points during the second quarter of 2021 to 80.0% from 82.6% in 2020.
Cost of goods sold in the first six months increased $674.3 million, or 81%, to $1,504.4 million from $830.1 million in 2020. As a percentage of net sales, cost of goods sold decreased 150 basis points during the first six months of 2021 to 80.4% from 81.9% in 2020.
Cost of goods sold as a percentage of net sales decreased in the second quarter and first six months of 2021 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2020 and into 2021, (ii) volume-driven efficiencies as a result of leveraging fixed overhead, (iii) a recovery from the production inefficiencies experienced while operating in a COVID-19 environment, and (iv) synergies and different cost profiles from our 2021 and 2020 acquisitions, partially offset by an increase in labor and certain commodity cost inputs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products.
Gross Profit. Gross profit increased $130.8 million, or 177%, to $204.5 million in the second quarter of 2021 from $73.7 million in 2020. As a percentage of net sales, gross profit increased 260 basis points to 20.0% in the second quarter of 2021 from 17.4% in the same period in 2020.
Gross profit increased $182.8 million, or 100%, to $366.0 million in the first six months of 2021 from $183.2 million in 2020. As a percentage of net sales, gross profit increased 150 basis points to 19.6% in the second quarter of 2021 from 18.1% in the same period in 2020.
The increase in gross profit as a percentage of net sales in the second quarter and six months ended June 27, 2021 compared to the same periods in 2020 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $14.6 million, or 72%, to $34.8 million in the second quarter of 2021 from $20.2 million in the second quarter of 2020. As a percentage of net sales, warehouse and delivery expenses improved 140 basis points to 3.4% in the second quarter of 2021 compared to 4.8% in the second quarter of 2020.
Warehouse and delivery expenses increased $19.8 million, or 44%, to $64.7 million in the first six months of 2021 from $44.9 million in the first six months of 2020. As a percentage of net sales, warehouse and delivery expenses improved 110 basis points to 3.5% in the first six months of 2021 compared to 4.4% in the prior year period.
The increases in warehouse and delivery expenses are attributable to the significant increases in sales. However, the decreases as a percentage of sales are primarily attributable to leveraging certain fixed warehousing costs and the lower proportion of MH sales in the second quarter and first six months of 2021 as compared to 2020, which have higher warehouse and delivery costs as a percentage of net sales. In addition, the second quarter and first six months of 2020 reflect operating inefficiencies associated with COVID-19 disruptions.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $28.8 million, or 91%, to $60.4 million in the second quarter of 2021 from $31.6 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 5.9% in the second quarter of 2021 compared to 7.5% in the second quarter of 2020.
SG&A expenses increased $44.1 million, or 63%, to $111.6 million in the first six months of 2021 from $67.5 million in the first six months of 2020. As a percentage of net sales, SG&A expenses were 5.9% in the first six months of 2021 compared to 6.7% in the first six months of 2020.
The increase in SG&A expenses in the second quarter and six months of 2021 compared to 2020 is primarily due to (i) the increase in net sales; (ii) increases in the breadth and depth of corporate resources to support the size and growth of the Company and (iii) the comparison to the prior year, which includes SG&A cost reduction measures in the second quarter of 2020. As a percentage of sales, SG&A expenses decreased 160 basis points for the second quarter of 2021 compared to the second quarter of 2020 and decreased 70 basis points for the first six months of 2021 when compared to the prior year period. These improvements are attributable to the fixed nature of certain SG&A costs.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.2 million, or 44%, to $14.0 million in the second quarter of 2021 from $9.8 million in the prior year quarter. Amortization of intangible assets increased $6.5 million, or 34%, to $25.9 million in the first six months of 2021 from $19.4 million in the first six months of 2020. The increases in the second quarter and first six months of 2021 compared to the prior year periods primarily reflects the impact of businesses acquired in 2020 and 2021.
Operating Income. Operating income increased $83.2 million, or 687%, to $95.3 million in the second quarter of 2021 from $12.1 million in 2020. As a percentage of net sales, operating income increased 640 basis points to 9.3% in the second quarter of 2021 versus 2.9% in the same period in 2020. Operating income increased $150.9 million, or 294%, to $202.3 million in the first six months of 2021 from $51.4 million in 2020. As a percentage of net sales, operating income increased 570 basis points to 10.8% in the first six months of 2021 versus 5.1% in the same period in 2020. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $3.8 million, or 35%, to $14.6 million in the second quarter of 2021 from $10.8 million in the prior year. Interest expense increased $4.5 million, or 21%, to $25.8 million in the first six months of 2021 from $21.3 million in the prior year.
The increase in interest expense reflects (i) increased borrowings related to 2020 and 2021 acquisitions and (ii) the Company's issuance of its 4.75% Senior Notes due 2029 (the "4.75% Senior Notes") in April 2021 (as described in Note 9 in the Notes to Condensed Consolidated Financial Statements), partially offset by a decrease in variable interest rates on the unhedged portions of the Company's term loan and revolving credit facility.
Income Taxes. Income tax expense increased $21.1 million in the second quarter of 2021 to $21.7 million from $0.6 million in the prior year period. Income tax expense increased $23.3 million in the first six months of 2021, to $31.5 million from $8.2 million in the prior year period.
The increase in income tax expense is due primarily to an increase in pretax income. The effective tax rate in the second quarter of 2021 and 2020 was 26.9% and 44.4%, respectively. The higher 2020 rate primarily reflects the impact of $2.2 million in permanent tax differences due to certain Coronavirus Aid Relief and Economic Security Act payroll tax credits. The effective tax rates in the first six months of 2021 and 2020 were 22.8% and 27.2%, respectively. The 2021 rate includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $5.7 million, while the 2020 rate reflects the impact of the permanent tax differences mentioned above.
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

Second Quarter Ended June 27, 2021 Compared to 2020
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

	Second Quarter Ended
(thousands)	June 27, 2021	June 28, 2020	Amount Change	% Change
Sales
Manufacturing	$745,083	$297,688	$447,395	150%
Distribution	292,429	132,556	159,873	121%
Gross Profit
Manufacturing	150,560	48,957	101,603	208%
Distribution	56,548	23,192	33,356	142%
Operating Income
Manufacturing	99,428	22,410	77,018	344%
Distribution	31,201	6,938	24,263	346%

	Six Months Ended
(thousands)	June 27, 2021	June 28, 2020	Amount Change	% Change
Sales
Manufacturing	$1,359,647	$724,527	$635,120	88%
Distribution	543,559	303,822	239,737	79%
Gross Profit
Manufacturing	271,486	127,904	143,582	113%
Distribution	100,698	52,388	48,310	92%
Operating Income
Manufacturing	177,857	68,114	109,743	161%
Distribution	52,376	16,906	35,470	207%

Manufacturing
Sales. Sales increased $447.4 million, or 150%, to $745.1 million in the second quarter of 2021 from $297.7 million in the prior year quarter. For the first six months of 2021, sales increased $635.1 million, or 88%, to $1,359.6 million from $724.5 million in the prior year period. This segment accounted for approximately 72% and 69% of the Company’s sales for the second quarter of 2021 and 2020, respectively, and 71% and 70% for the first six months of 2021 and 2020, respectively. The sales increase in the second quarter of 2021 compared to 2020 was attributed to sales increases in all four of the Company's end markets, where sales to each of the RV and marine end markets increased 185%, MH increased 88% and industrial increased 73%. The sales increase for the first six months of 2021 compared to the prior year period was also attributed to sales increases in all four end markets, where RV end market sales increased 98%, marine increased 122%, MH increased 52% and industrial increased 42%. Net sales in the second quarter and first six months of 2021 attributable to acquisitions completed in the first six months of 2021 were approximately $41.9 million and $46.7 million, respectively, and net sales in the second quarter and first six months of 2020 attributable to acquisitions completed in the first six months of 2020 were $3.3 million and $3.8 million, respectively.
Gross Profit. Gross profit increased $101.6 million, or 208%, to $150.6 million in the second quarter of 2021 from $49.0 million in the second quarter of 2020. For the first six months of 2021, gross profit increased $143.6 million, or 113%, to $271.5 million from $127.9 million in the prior year period. As a percentage of sales, gross profit increased to 20.2% in the second quarter of 2021 from 16.4% in the second quarter of 2020 and increased to 20.0% in the first six months of 2021 from 17.7% in the prior year period.
Gross profit margin increased during the second quarter of 2021 compared to second quarter of 2020 primarily due to (i) a 550 basis point improvement in manufacturing overhead expense as a percentage of sales, as certain of these costs are fixed in nature and (ii) a 60 basis point improvement in direct labor as a percentage of sales. These two improvements as a percentage of net sales were partially offset by a 220 basis point increase in materials as a percentage of sales.
Gross profit margin increased during the first six months of 2021 compared to the same period in 2020 primarily due to (i) a 350 basis point improvement in manufacturing overhead expense as a percentage of sales, as certain of these costs are fixed in nature and (ii) a 70 basis point improvement in direct labor as a percentage of sales. These two improvements as a percentage of net sales were partially offset by a 180 basis point increase in materials as a percentage of sales.
Operating Income. Operating income increased $77.0 million, or 344%, to $99.4 million in the second quarter of 2021 from $22.4 million in the prior year quarter. For the first six months of 2021, operating income increased $109.8 million, or 161%, to $177.9 million from $68.1 million the prior year period. The overall increase in operating income in the second quarter and first six months of 2021 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $159.8 million, or 121%, to $292.4 million in the second quarter of 2021 from $132.6 million in the prior year quarter. For the first six months of 2021, sales increased $239.8 million, or 79%, to $543.6 million from $303.8 million in the prior year period. This segment accounted for approximately 28% and 31% of the Company’s sales for the second quarter of 2021 and 2020, respectively, and 29% and 30% of sales for the first six months of 2021 and 2020. The sales increase in the second quarter of 2021 compared to the second quarter of 2020 was attributed to a 207% increase in our RV market sales, a 142% increase in marine market sales, a 38% increase in industrial market sales, and a 31% increase in MH market sales. The sales increase in the first six months of 2021 compared to the same period in 2020 was attributed to a 134% increase in RV market sales, a 115% increase in marine market sales, a 12% increase in MH market sales and a 35% increase in industrial market sales. Net sales in the second quarter and first six months of 2021 attributable to acquisitions completed in the first six months of 2021 were approximately $14.8 million and $15.4 million, respectively, with no corresponding amount of net sales in the second quarter or first six months of 2020 attributable to acquisitions completed in the first six months of 2020.
Gross Profit. Gross profit increased $33.4 million, or 142%, to $56.6 million in the second quarter of 2021 from $23.2 million in the second quarter of 2020. For the first six months of 2021, gross profit increased $48.3 million, or 92%, to $100.7 million from $52.4 million the prior year period. As a percentage of sales, gross profit increased to 19.3% in the second quarter of 2021 from 17.5% in the second quarter of 2020, and to 18.5% from 17.2% for the comparable six month periods. The increase in gross profit margin in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020 is primarily attributed to the higher margin profile of a 2020 acquisition.
Operating Income. Operating income increased $24.3 million, or 346%, to $31.2 million in the second quarter of 2021 from $6.9 million in the prior year quarter. For the first six months of 2021, operating income increased $35.5 million or 207%, to $52.4 million from $16.9 million the prior year period. The improvement in operating income in the second quarter and first six months of 2021 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at June 27, 2021 consisted of cash and cash equivalents of $58.4 million as well as $409.8 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $39.0 million to $78.4 million in the first six months of 2021 from $39.4 million in the first six months of 2020. The increase is primarily attributable to (i) an $86.9 million increase in net income, (ii) a $14.0 million increase in depreciation and amortization, and (iii) $15.9 million increase in deferred income taxes. These increases in sources of cash from operations were offset by an increase in use of cash for net working capital of $78.1 million, associated primarily with investments in inventory to support customer needs, growth of accounts receivable in line with net sales, and an acceleration of payments for certain inventory-related payables to maintain or enhance vendor prioritization in a dynamic supply chain environment.
Investing Activities
Net cash used in investing activities increased $245.9 million to $280.9 million in the first six months of 2021 from $35.0 million in the first six months of 2020 primarily due to an increase in cash used in business acquisitions of $228.8 million and a $15.1 million increase in capital expenditures.
Financing Activities
Net cash provided by financing activities increased $248.5 million to $215.8 million in the first six months of 2021 from a $32.7 million use of cash in the first six months of 2020. The increase is primarily due to (i) proceeds of $350.0 million from the Company's issuance of its 4.75% Senior Notes, (ii) an additional $58.8 million in term loan borrowings and (iii) $3.9 million in additional proceeds from the exercise of stock options. These sources of cash were partially offset by (i) an additional $140.0 million in net revolver repayments, (ii) a $12.0 million increase in taxes paid for share-based payment arrangements, (iii) a $7.5 million increase in stock repurchases and dividends to shareholders and (iv) $5.7 million increase in payments of deferred financing costs.
Summary of Liquidity and Capital Resources
At June 27, 2021, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2021 Credit Facility (as defined herein) are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the 2021 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the 2021 Credit Facility (the "2021 Credit Agreement").

As of and for the June 27, 2021 reporting date, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of June 27, 2021 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.43
Consolidated fixed charge coverage ratio (12-month period)	1.50	6.92
In addition, as of June 27, 2021, the Company's consolidated total net leverage ratio (12-month period) was 2.26. While this ratio was a covenant under the Company’s previous credit agreement and is not a covenant under the 2021 Credit Agreement, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.
Working capital requirements vary from period to period depending on manufacturing volumes primarily related to the RV, MH, marine and industrial markets we serve, the timing of deliveries, and the payment cycles of customers. In the event that operating cash flow is inadequate and one or more of the Company's capital resources were to become unavailable, the Company would seek to revise its operating strategies accordingly. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of operating performance, current economic and capital market conditions, and other relevant circumstances.
On April 20, 2021, we completed the issuance of $350 million aggregate principal amount of our 4.75% Senior Notes in a private placement exempt from registration under the Securities Act of 1933, as amended. The 4.75% Senior Notes, which were issued at par, carry an interest rate of 4.75%. Following the completion of the offering, the Company amended and restated the credit agreement governing its then-existing $650 million senior secured credit facility to establish a new $700 million senior secured credit facility consisting of a $550 million revolving credit facility and a $150 million term loan facility (the "2021 Credit Facility"). The maturity date for borrowings under the 2021 Credit Facility was extended to April 2026. The 2021 Credit Facility replaced the Company’s previously existing credit facility that was due to mature in September 2024.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020.
OTHER
Seasonality
Manufacturing operations in the RV, marine and MH industries historically have been seasonal and at their highest levels when the weather is moderate. Accordingly, the Company’s sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. Seasonal industry trends in the past several years have included the impact related to the addition of major RV manufacturer open houses for dealers in the August/September timeframe as well as marine open houses in the January/February timeframe, resulting in dealers delaying certain restocking purchases until new product lines are introduced at these shows. In addition, current and future seasonal industry trends may be different than in prior years due to the impact of national and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, timing of dealer orders, fluctuations in dealer inventories, the impact of the COVID-19 pandemic on consumer buying patterns, and from time to time, the impact of severe weather conditions on the timing of industry-wide wholesale shipments.
Subsequent Events
We evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q, and there were none that required recognition or disclosure in the condensed consolidated financial statements.

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
Debt Obligations under Credit Agreement
At June 27, 2021, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $0.9 million, assuming average borrowings, including our term loan, subject to variable rates of $85.0 million, which was the amount of such borrowings outstanding at June 27, 2021 subject to variable rates. The $85.0 million excludes deferred financing costs related to the term loan and $200.0 million of borrowings outstanding under the revolver and term loan that are hedged at a fixed interest rate through interest rate swaps.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first six months of 2021. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on our net income for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29 - April 25, 2021	98	$78.93	—	$35,960,557
April 26 - May 30, 2021	89,546	89.62	85,388	28,338,024
May 31 - June 27, 2021	174,909	79.77	174,612	14,410,258
	264,553		260,000
(1) Amount includes 4,553 shares of common stock purchased by the Company in April through June 2021 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards and the exercise of stock appreciation rights held by the employees.
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 5, 2021	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: August 5, 2021	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President-Finance and Chief Financial Officer

Date: August 5, 2021	By:	/s/ James E. Rose
James E. Rose
Principal Accounting Officer