Form 10-Q
period 2021-09-26
PATRICK INDUSTRIES INC
filed 2021-11-04
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 26, 2021
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
As of October 22, 2021, there were 23,656,016 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
NET SALES	$1,060,177	$700,707	$2,930,613	$1,713,984
Cost of goods sold	852,016	567,210	2,356,443	1,397,285
GROSS PROFIT	208,161	133,497	574,170	316,699
Operating Expenses:
Warehouse and delivery	35,885	25,263	100,613	70,204
Selling, general and administrative	64,245	38,184	175,842	105,681
Amortization of intangible assets	14,758	10,221	40,695	29,600
Total operating expenses	114,888	73,668	317,150	205,485
OPERATING INCOME	93,273	59,829	257,020	111,214
Interest expense, net	15,436	10,507	41,195	31,820
Income before income taxes	77,837	49,322	215,825	79,394
Income taxes	20,440	11,986	51,930	20,157
NET INCOME	$57,397	$37,336	$163,895	$59,237

BASIC NET INCOME PER COMMON SHARE	$2.52	$1.65	$7.18	$2.60
DILUTED NET INCOME PER COMMON SHARE	$2.45	$1.62	$7.01	$2.57

Weighted average shares outstanding – Basic	22,789	22,674	22,826	22,784
Weighted average shares outstanding – Diluted	23,403	23,072	23,375	23,088

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
NET INCOME	$57,397	$37,336	$163,895	$59,237
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) of hedge derivatives	1,031	989	3,024	(1,553)
Other	74	60	4	8
Total other comprehensive income (loss)	1,105	1,049	3,028	(1,545)
COMPREHENSIVE INCOME	$58,502	$38,385	$166,923	$57,692

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	September 26, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$44,882	$44,767
Trade and other receivables, net	292,932	132,505
Inventories	485,766	312,809
Prepaid expenses and other	39,205	37,982
Total current assets	862,785	528,063
Property, plant and equipment, net	309,170	251,493
Operating lease right-of-use assets	142,719	117,816
Goodwill	478,955	395,800
Intangible assets, net	558,040	456,276
Other non-current assets	6,789	3,987
TOTAL ASSETS	$2,358,458	$1,753,435
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	36,955	30,901
Accounts payable	219,153	105,786
Accrued liabilities	145,865	83,202
Total current liabilities	409,473	227,389
Long-term debt, less current maturities, net	1,077,664	810,907
Long-term operating lease liabilities	107,753	88,175
Deferred tax liabilities, net	49,344	39,516
Other long-term liabilities	22,176	28,007
TOTAL LIABILITIES	1,666,410	1,193,994
SHAREHOLDERS’ EQUITY
Common stock	195,402	180,892
Additional paid-in-capital	23,981	24,387
Accumulated other comprehensive loss	(3,024)	(6,052)
Retained earnings	475,689	360,214
TOTAL SHAREHOLDERS’ EQUITY	692,048	559,441
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,358,458	$1,753,435

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	September 26, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,895	$59,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,298	52,955
Stock-based compensation expense	17,307	11,177
Amortization of convertible notes debt discount	5,528	5,302
Deferred income taxes	6,540	(4,057)
Other non-cash items	1,644	3,521
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(142,550)	(78,701)
Inventories	(127,464)	(12,885)
Prepaid expenses and other assets	(593)	23,787
Accounts payable, accrued liabilities and other	146,812	52,422
Net cash provided by operating activities	147,417	112,758
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(44,155)	(22,159)
Proceeds from sale of property, plant and equipment	140	117
Business acquisitions, net of cash acquired	(297,701)	(123,382)
Other	(2,000)	—
Net cash used in investing activities	(343,716)	(145,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	58,750	—
Term debt repayments	(3,125)	(2,500)
Borrowings on revolver	425,930	8,198
Repayments on revolver	(565,475)	(8,198)
Proceeds from senior notes offering	350,000	—
Stock repurchases under buyback program	(31,945)	(20,286)
Cash dividends paid to shareholders	(19,487)	(17,265)
Taxes paid for share-based payment arrangements	(14,898)	(2,910)
Payment of deferred financing costs and other	(6,638)	(58)
Payment of contingent consideration from a business acquisition	(1,600)	(2,000)
Proceeds from exercise of common stock options	4,902	642
Net cash provided by (used in) financing activities	196,414	(44,377)
Increase (decrease) in cash and cash equivalents	115	(77,043)
Cash and cash equivalents at beginning of year	44,767	139,390
Cash and cash equivalents at end of period	$44,882	$62,347

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Third Quarter Ended September 26, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance June 27, 2021	$191,131	$24,387	$(4,129)	$(21,550)	$453,432	$643,271
Net income	—	—	—	—	57,397	57,397
Dividends declared	—	—	—	—	(6,613)	(6,613)
Other comprehensive income, net of tax	—	—	1,105	—	—	1,105
Share repurchases under buyback program	(999)	(135)	—	—	(9,261)	(10,395)
Retirement of treasury stock	(2,013)	(271)	—	21,550	(19,266)	—
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(13)	—	—	—	—	(13)
Issuance of shares upon exercise of common stock options	325	—	—	—	—	325
Stock-based compensation expense	6,971	—	—	—	—	6,971
Balance September 26, 2021	$195,402	$23,981	$(3,024)	$—	$475,689	$692,048

Nine Months Ended September 26, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$—	$360,214	$559,441
Net income	—	—	—	—	163,895	163,895
Dividends declared	—	—	—	—	(19,893)	(19,893)
Other comprehensive income, net of tax	—	—	3,028	—	—	3,028
Share repurchases under buyback program	(999)	(135)	—	(21,550)	(9,261)	(31,945)
Retirement of Treasury Stock	(2,013)	(271)	—	21,550	(19,266)	—
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,898)	—	—	—	—	(14,898)
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Issuance of shares upon exercise of common stock options	4,902	—	—	—	—	4,902
Stock-based compensation expense	17,307	—	—	—	—	17,307
Balance September 26, 2021	$195,402	$23,981	$(3,024)	$—	$475,689	$692,048

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (cont.)

Third Quarter Ended September 27, 2020
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance June 28, 2020	$173,178	$24,534	$(8,292)	$—	$303,848	$493,268
Net income	—	—	—		37,336	37,336
Dividends declared	—	—	—		(5,865)	(5,865)
Other comprehensive income, net of tax	—	—	1,049		—	1,049
Stock repurchases under buyback program	(647)	(94)	—		(3,995)	(4,736)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(53)	—	—		—	(53)
Stock-based compensation expense	4,830	—	—		—	4,830
Balance September 27, 2020	$177,308	$24,440	$(7,243)	$—	$331,324	$525,829

Nine Months Ended September 27, 2020
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2019	$172,662	$25,014	$(5,698)	$—	$305,503	$497,481
Net income	—	—	—	—	59,237	59,237
Dividends declared	—	—	—	—	(17,666)	(17,666)
Other comprehensive loss, net of tax	—	—	(1,545)	—	—	(1,545)
Stock repurchases under buyback program	(3,962)	(574)	—	—	(15,750)	(20,286)
Issuance of shares upon exercise of common stock options	642	—	—	—	—	642
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(3,211)	—	—	—	—	(3,211)
Stock-based compensation expense	11,177	—	—	—	—	11,177
Balance September 27, 2020	$177,308	$24,440	$(7,243)	$—	$331,324	$525,829
See accompanying Notes to Condensed Consolidated Financial Statements

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 26, 2021 and December 31, 2020, its results of operations for the third quarter and nine months ended September 26, 2021 and September 27, 2020, and its cash flows for the nine months ended September 26, 2021 and September 27, 2020.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of other non-current assets in the condensed consolidated balance sheets and accumulated other comprehensive loss in Note 11. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 26, 2021 are not necessarily indicative of the results that we will realize or expect for the full year ending December 31, 2021.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2021 ended on September 26, 2021 and the third quarter of fiscal year 2020 ended on September 27, 2020.
In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 26, 2021, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements. See Note 18 for further information.

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

Accounting for Convertible Instruments and Contracts in an Entity's Own Equity

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on our condensed consolidated financial statements. At this point in time, we anticipate the primary impact on our condensed consolidated financial statements as a result of the adoption of ASU 2020-06 will be a reduction in non-cash interest expense as well as a reduction in diluted net income per share attributable to the application of the if-converted method for our convertible notes referenced in Note 9.

3.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarter Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$434,029	$199,208	$633,237
Marine	164,535	8,491	173,026
Manufactured Housing	65,785	68,840	134,625
Industrial	107,886	11,403	119,289
Total	$772,235	$287,942	$1,060,177

	Nine Months Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,161,254	$568,840	$1,730,094
Marine	453,223	23,105	476,328
Manufactured Housing	190,786	203,648	394,434
Industrial	296,769	32,988	329,757
Total	$2,102,032	$828,581	$2,930,613

	Third Quarter Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$290,326	$130,845	$421,171
Marine	88,861	4,590	93,451
Manufactured Housing	45,845	61,908	107,753
Industrial	69,242	9,090	78,332
Total	$494,274	$206,433	$700,707

	Nine Months Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$656,739	$288,778	$945,517
Marine	219,150	11,400	230,550
Manufactured Housing	127,857	182,579	310,436
Industrial	202,368	25,113	227,481
Total	$1,206,114	$507,870	$1,713,984
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	September 26, 2021	December 31, 2020
Raw materials	$261,775	$157,219
Work in process	30,221	19,282
Finished goods	66,189	37,632
Less: reserve for inventory obsolescence	(13,604)	(8,320)
Total manufactured goods, net	344,581	205,813
Materials purchased for resale (distribution products)	147,502	112,158
Less: reserve for inventory obsolescence	(6,317)	(5,162)
Total materials purchased for resale (distribution products), net	141,185	106,996
Total inventories	$485,766	$312,809

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 26, 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2020	$338,045	$57,755	$395,800
Acquisitions	64,312	11,458	75,770
Adjustments to preliminary purchase price allocations	7,366	19	7,385
Balance - September 26, 2021	$409,723	$69,232	$478,955
Intangible assets, net consist of the following as of September 26, 2021 and December 31, 2020:

(thousands)	September 26, 2021	December 31, 2020
Customer relationships	$549,314	$461,754
Non-compete agreements	19,144	15,949
Patents	36,528	23,025
Trademarks (non-amortizing, indefinite lived)	151,997	113,796
	756,983	614,524
Less: accumulated amortization	(198,943)	(158,248)
Intangible assets, net	$558,040	$456,276

Changes in the carrying value of intangible assets for the nine months ended September 26, 2021 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2020	$373,717	$82,559	$456,276
Acquisitions	114,833	32,715	147,548
Amortization	(33,543)	(7,152)	(40,695)
Adjustments to preliminary purchase price allocations	(5,089)	—	(5,089)
Balance - September 26, 2021	$449,918	$108,122	$558,040

6.	ACQUISITIONS
General
The Company completed three acquisitions in the third quarter of 2021 and completed ten acquisitions in the nine months ended September 26, 2021 (the "2021 Acquisitions"). For the third quarter and nine months ended September 26, 2021, net sales included in the Company's condensed consolidated statements of income related to the 2021 Acquisitions were $84.0 million and $146.1 million, respectively, and operating income was $6.6 million and $12.6 million, respectively, for each of these periods. One of the 2021 Acquisitions accounted for $53.5 million in net sales and $2.6 million in operating income for the third quarter of 2021 and $85.6 million in net sales and $4.5 million in operating income for the nine months ended September 26, 2021. Acquisition-related costs associated with the businesses acquired in the third quarter of 2021 and first nine months of 2021 were immaterial. Assets acquired and liabilities assumed in the individual acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed six acquisitions in the third quarter of 2020 and nine acquisitions in the nine months ended September 27, 2020. Net sales included in the Company's condensed consolidated statements of income in the third quarter and nine months ended September 27, 2020 related to acquisitions completed in the first nine months of 2020 were $19.6 million and $23.3 million, respectively, and operating income was $2.1 million and $2.2 million, respectively, for the same periods.

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
In connection with certain acquisitions, if certain financial results for the acquired businesses are achieved, the Company is required to pay additional cash consideration. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As of September 26, 2021, the aggregate fair value of the estimated contingent consideration payments was $9.8 million, $3.7 million of which is included in "Accrued liabilities" and $6.1 million is included in “Other long-term liabilities” on the condensed consolidated balance sheet. At December 31, 2020, the aggregate fair value of the estimated contingent consideration payments was $6.9 million, $1.6 million of which was included in the line item "Accrued liabilities" and $5.3 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $19.6 million in the aggregate. In the third quarter and nine months ended September 26, 2021, the Company made $1.5 million and $2.5 million in cash payments, respectively, related to contingent consideration liabilities. In connection with cash payments on contingent consideration, the Company recorded a $0.9 million charge in selling general and administrative expense in the condensed consolidated statement of income for the nine months ended September 26, 2021, representing changes from the amounts initially expected to be paid to what was ultimately paid.

2021 Acquisitions
The Company completed ten acquisitions in the nine months ended September 26, 2021, including the following five previously announced acquisitions:

Company	Segment	Description
Sea-Dog Corporation & Sea-Lect Plastics (collectively, "Sea-Dog")	Distribution & Manufacturing	Distributor of a variety of marine and powersports hardware and accessories to distributors, wholesalers, retailers, and manufacturers that provides plastic injection molding, design, product development and expert tooling to companies and government entities, based in Everett, Washington
Hyperform, Inc.	Manufacturing	Manufacturer of high-quality, non-slip foam flooring, operating under the SeaDek brand name, for the marine original equipment manufacturer ("OEM") market and aftermarket as well as serving the pool and spa, powersports and utility markets under the SwimDek and EndeavorDek brand names, with manufacturing facilities in Rockledge, Florida and Cocoa, Florida
Alpha Systems, LLC	Manufacturing & Distribution
Manufacturer and distributor of component products and accessories for the recreational vehicle ("RV"), marine, manufactured housing and industrial end markets that includes adhesives, sealants, rubber roofing, roto/blow molding, injection molding, flooring, insulation, shutters, skylights, and various other products and accessories, operating out of nine facilities in Elkhart, Indiana.

Coyote Manufacturing Company	Manufacturing	Designer, fabricator, and manufacturer of a variety of steel and aluminum products, including boat trailers, towers, T-tops, leaning posts, and other custom components primarily for the marine OEM market, based in Nashville, Georgia.
Tumacs Covers	Manufacturing & Distribution	Manufacturer of custom designed boat covers, canvas frames, and bimini tops, primary serving large marine OEMs and dealers, headquartered in Pittsburgh, Pennsylvania, with manufacturing facilities in Indiana and Pennsylvania, and a distribution/service center in Michigan.
Inclusive of five acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $298.4 million, plus contingent consideration over a one to three-year period based on future results in connection with certain acquisitions. One of the 2021 Acquisitions accounted for $149.3 million in cash and $10.2 million in common stock as consideration, $25.8 million in inventory, $28.4 million in fixed assets, $85.0 million in intangible assets, $18.1 million in accounts payable and accrued liabilities, $11.5 million in operating lease right-of-use assets and liabilities, and $33.6 million in goodwill. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the third quarter and nine months ended September 26, 2021 related to the 2021 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.

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
Inclusive of four acquisitions not discussed above, total cash consideration for the 2020 Acquisitions was approximately $306.3 million, plus contingent consideration over a one to three-year period based on future results in connection with certain acquisitions. One of the 2020 Acquisitions accounted for $129.7 million in cash consideration, $2.9 million in inventory, $49.3 million in fixed assets, $49.1 million in intangible assets, $2.6 million in accounts payable and accrued liabilities, $4.9 million in operating lease right-of-use assets and liabilities, and $32.6 million in goodwill. Purchase accounting adjustments are complete on all 2020 Acquisitions. Changes to preliminary purchase accounting estimates recorded in the third quarter and nine months ended September 26, 2021 related to the 2020 Acquisitions were immaterial and relate primarily to the valuation of intangible and fixed assets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2021 Acquisitions and the 2020 Acquisitions:

(thousands)	2021 Acquisitions	2020 Acquisitions
Consideration
Cash, net of cash acquired	$298,384	$306,319
Working capital holdback and other, net(1)	1,189	(37)
Common stock issuance(2)	10,211	—
Contingent consideration(3)	4,540	4,763
Total consideration	$314,324	$311,045

Assets Acquired
Trade receivables	$18,582	$15,320
Inventories	46,099	25,395
Prepaid expenses & other	975	725
Property, plant & equipment	53,570	65,083
Operating lease right-of-use assets	16,438	20,029
Identifiable intangible assets	147,495	130,981
Liabilities Assumed
Current portion of operating lease obligations	(3,984)	(2,721)
Accounts payable & accrued liabilities	(26,171)	(12,405)
Operating lease obligations	(12,454)	(17,308)
Deferred tax liabilities	(1,996)	(4,576)
Total fair value of net assets acquired	238,554	220,523
Goodwill(4)	75,770	90,522
	$314,324	$311,045
(1) Certain acquisitions contain working capital holdbacks which are typically settled after a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of September 26, 2021.
(2) In connection with one acquisition, the Company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date.
(3) These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions.
(4) Goodwill is tax-deductible for the 2021 Acquisitions, except Tumacs Covers (approximately $6.2 million), and the 2020 Acquisitions, except Front Range Stone (approximately $11.0 million).

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

The following table presents our estimates of identifiable intangible assets for the 2021 Acquisitions and the 2020 Acquisitions:

(thousands, except year info)	Estimated Useful Life (in years)	2021 Acquisitions	2020 Acquisitions
Customer relationships	10	$92,453	$99,897
Non-compete agreements	5	3,255	1,150
Patents	10 - 18	13,450	6,470
Trademarks	Indefinite	38,337	23,464
		$147,495	$130,981
Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 27, 2020 assumes the 2021 Acquisitions and the 2020 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2021 Acquisitions and 2020 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.2 million and $4.0 million for the third quarter and nine months ended September 26, 2021, respectively and $5.2 million and $16.3 million for the third quarter and nine months ended September 27, 2020, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands, except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Revenue	$1,067,111	$802,753	$3,040,971	$2,049,211
Net income	58,190	43,183	172,574	66,967
Basic net income per common share	2.55	1.90	7.56	2.94
Diluted net income per common share	2.49	1.87	7.38	2.90
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION
The Company recorded expense of approximately $7.0 million and $17.3 million the third quarter and nine months ended September 26, 2021, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $4.9 million and $11.2 million was recorded in the third quarter and nine months ended September 27, 2020, which includes a $2.3 million reduction of expense in the nine month period due to certain forfeitures and adjustments.
The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first nine months of 2021 totaling 296,073 shares in the aggregate at an average fair value of $73.31 at grant date for a total fair value at grant date of $21.7 million.
As of September 26, 2021, there was approximately $31.5 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 18.5 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the third quarter and nine months of 2021 and 2020 is as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net income for basic and diluted per share calculation	$57,397	$37,336	$163,895	$59,237
Weighted average common shares outstanding - basic	22,789	22,674	22,826	22,784
Effect of potentially dilutive securities	614	398	549	304
Weighted average common shares outstanding - diluted	23,403	23,072	23,375	23,088
Basic net income per common share	$2.52	$1.65	$7.18	$2.60
Diluted net income per common share	$2.45	$1.62	$7.01	$2.57
An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method for all periods presented.

9.	DEBT
A summary of total debt outstanding at September 26, 2021 and December 31, 2020 is as follows:

(thousands)	September 26, 2021	December 31, 2020
Long-term debt:
1.0% convertible notes due 2023	$172,500	$172,500
Term loan due 2026	148,125	92,500
Revolver due 2026	135,455	275,000
7.50% senior notes due 2027	300,000	300,000
4.75% senior notes due 2029	350,000	—
Total long-term debt	1,106,080	840,000
Less: convertible notes debt discount, net	(10,545)	(16,072)
Less: term loan deferred financing costs, net	(660)	(434)
Less: senior notes deferred financing costs, net	(9,711)	(5,087)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,077,664	$810,907
4.75% Senior Notes due 2029
On April 20, 2021, the Company issued $350.0 million aggregate principal amount of 4.75% Senior Notes due 2029 (the "4.75% Senior Notes"). The 4.75% Senior Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act") and were offered under rule 144A under the Securities Act. The 4.75% Senior Notes will mature on May 1, 2029. Interest on the 4.75% Senior Notes started accruing April 20, 2021 and is payable semi-annually in cash in arrears May 1 and November 1 of each year, beginning on November 1, 2021. The effective interest rate on the 4.75% Senior Notes, which includes debt issuance costs, is approximately 4.98%. In connection with the issuance of the 4.75% Senior Notes, the Company incurred and capitalized as a reduction of the principal amount of the 4.75% Senior Notes approximately $5.3 million in deferred financing costs which are being amortized using the effective interest rate over the term of the 4.75% Senior Notes.
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
2021 Credit Facility
Simultaneously with the issuance of the 4.75% Senior Notes, the Company entered into the Fourth Amended and Restated Credit Agreement (the "2021 Credit Agreement"). The 2021 Credit Agreement amended and extended the Company's 2019 Credit Agreement (as defined herein) and consists of a senior secured revolver (the "2021 Revolver") and a senior secured term loan (the "2021 Term Loan" and together with the 2021 Revolver, the "2021 Credit Facility"). The maturity date for borrowings under the 2021 Credit Agreement is April 20, 2026. Upon the satisfaction of certain conditions, and obtaining incremental commitments from its lenders, the Company may be able to increase the borrowing capacity of the 2021 Credit Facility by up to $250.0 million for acquisitions.

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
The total face value of the 2021 Term Loan is $150.0 million. Total available borrowing capacity under the 2021 Revolver is $550.0 million. At September 26, 2021, the Company had $148.1 million outstanding under the 2021 Term Loan under the LIBOR-based option, and borrowings outstanding under the 2021 Revolver of $135.5 million under the LIBOR-based option. The interest rate for incremental borrowings at September 26, 2021 was LIBOR plus 1.50% (or 1.63%) for the LIBOR-based option. The fee payable on committed but unused portions of the 2021 Revolver was 0.20% at September 26, 2021.

Total cash interest paid for the third quarter of 2021 and 2020 was $3.7 million and $3.2 million, respectively, and $21.2 million and $21.4 million for the comparative nine month periods, respectively.
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
The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company entered into interest rate swaps. As of September 26, 2021, the Company had a combined notional principal amount of $200 million of interest rate swap agreements, all of which are designated as cash flow hedges. These swap agreements effectively convert the interest expense associated with a portion of the Company's variable rate debt from variable interest rates to fixed interest rates and have maturities ranging from February 2022 to March 2022.
The following table summarizes the fair value of derivative contracts included in the condensed consolidated balance sheets (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	September 26, 2021	December 31, 2020
Interest rate swaps	Accrued liabilities	$2,506	$—
Interest rate swaps	Other long-term liabilities	$—	$6,567
The interest rate swaps are comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves and are classified as Level 2 in the fair value hierarchy.
See Note 11 for information regarding accumulated other comprehensive loss on interest rate swaps, which qualify as cash flow hedges.

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss includes unrealized gains and losses on derivatives that qualify as cash flow hedges, cumulative foreign currency translation and other adjustments. The activity in accumulated other comprehensive loss during the third quarter and nine months ended September 26, 2021 and September 27, 2020 was as follows:

Third Quarter Ended September 26, 2021
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at June 27, 2021	$(2,896)	$(1,263)	$30	$(4,129)
Other comprehensive income (loss) before reclassifications, net of tax	(19)	—	74	55
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,050	—	—	1,050
Other comprehensive income	1,031	—	74	1,105
Balance at September 26, 2021	$(1,865)	$(1,263)	$104	$(3,024)

Nine Months Ended September 26, 2021
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at December 31, 2020	$(4,889)	$(1,263)	$100	$(6,052)
Other comprehensive income (loss) before reclassifications, net of tax	(70)	—	4	(66)
Amounts reclassified from accumulated other comprehensive loss, net of tax	3,094	—	—	3,094
Other comprehensive income	3,024	—	4	3,028
Balance at September 26, 2021	$(1,865)	$(1,263)	$104	$(3,024)

Third Quarter Ended September 27, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at June 28, 2020	$(6,916)	$(1,270)	$(106)	$(8,292)
Other comprehensive income (loss) before reclassifications, net of tax	(38)	—	60	22
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,027	—	—	1,027
Other comprehensive income	989	—	60	1,049
Balance at September 27, 2020	$(5,927)	$(1,270)	$(46)	$(7,243)

Nine Months Ended September 27, 2020
(thousands)	Cash Flow Hedges	Other	Foreign Currency Translation	Total
Balance at December 31, 2019	$(4,374)	$(1,270)	$(54)	$(5,698)
Other comprehensive income (loss) before reclassifications, net of tax	(3,940)	—	8	(3,932)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,387	—	—	2,387
Other comprehensive income (loss)	(1,553)	—	8	(1,545)
Balance at September 27, 2020	$(5,927)	$(1,270)	$(46)	$(7,243)

12.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Third Quarter Ended
(thousands)	September 26, 2021	September 27, 2020
Operating lease cost	$10,760	$8,525

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,440	$8,317

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,573	$17,091

	Nine Months Ended
(thousands)	September 26, 2021	September 27, 2020
Operating lease cost	$30,697	$25,093

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29,945	$24,680

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$52,564	$34,993
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	September 26, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$142,719	$117,816
Liabilities
Operating lease liabilities, current portion	$36,955	$30,901
Long-term operating lease liabilities	107,753	88,175
Total lease liabilities	$144,708	$119,076

Weighted average remaining lease term, operating leases (in years)	5.1	5.3
Weighted average discount rate, operating leases	3.9%	4.1%
Maturities of lease liabilities were as follows at September 26, 2021:

(thousands)
2021 (excluding the nine months ended September 26, 2021)	$10,617
2022	41,015
2023	35,238
2024	27,629
2025	18,787
Thereafter	27,681
Total lease payments	160,967
Less imputed interest	(16,259)
Total	$144,708

As of September 26, 2021, outstanding leases have remaining lease terms ranging from 1 year to 18 years. The Company has additional operating leases that have not yet commenced as of September 26, 2021 and, therefore, were not included as operating lease right-of-use assets and corresponding operating lease liabilities on our balance sheet at September 26, 2021. These operating leases will commence between the fourth quarter of fiscal 2021 and the second quarter of fiscal 2022 with lease terms of 5 years to 10 years. The estimated fair value of these operating lease right-of-use assets and corresponding operating lease liabilities to be recorded on our balance sheet upon lease commencement is approximately $5.8 million.

13.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at September 26, 2021 and December 31, 2020:

	September 26, 2021			December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$41.0	$—	$—	$—	$—	$—
7.50% senior notes due 2027(2)	—	326.3	—	—	329.0	—
4.75% senior notes due 2029(2)	—	359.7	—	—	—	—
Convertible note(2)	—	193.0	—	—	180.0	—
Term loan due 2026(3)	—	148.1	—	—	92.5	—
Revolver due 2026(3)	—	135.5	—	—	275.0	—
Interest rate swaps(4)	—	2.5	—	—	6.6	—
Contingent consideration(5)	—	—	9.8	—	—	6.9
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of September 26, 2021 as a component of "Cash and cash equivalents". The Company held no cash equivalents as of December 31, 2020.
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, valued using Level 2 inputs, and they are recorded in the Company's condensed consolidated balance sheets as of September 26, 2021 and December 31, 2020 using the interest rate method as described in Note 9.
(3) The carrying amounts of our term loan and revolver, valued using Level 2 inputs, approximate fair value as of September 26, 2021 and December 31, 2020 based upon their terms and conditions in comparison to the terms and conditions available at those dates.
(4) The interest rate swaps are classified as Level 2 in the fair value hierarchy and discussed further in Note 10.
(5) The estimated fair value of the Company's contingent consideration is valued using Level 3 inputs and is discussed further in Note 6.

14.	INCOME TAXES
The effective tax rate in the third quarter of 2021 and 2020 was 26.3% and 24.3%, respectively, and the effective tax rate for the comparable nine month periods was 24.1% and 25.4%, respectively. The effective tax rate for the first nine months of 2020 reflects the impact of $2.2 million of permanent tax differences due to certain Coronavirus Aid, Relief, and Economic Security Act payroll tax credits. In addition, the first nine months of 2021 includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense upon realization in the amount of $5.7 million.

Cash paid for income taxes, net of refunds, was $19.7 million and $43.9 million, respectively, in the third quarter and first nine months of 2021 and $1.8 million and $1.6 million, respectively, in the third quarter and nine months of 2020.

15.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

Third Quarter Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$772,235	$287,942	$1,060,177
Intersegment sales	20,064	1,880	21,944
Total sales	792,299	289,822	1,082,121
Operating income	91,370	31,187	122,557

Third Quarter Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$494,274	$206,433	$700,707
Intersegment sales	12,004	1,640	13,644
Total sales	506,278	208,073	714,351
Operating income	63,312	16,444	79,756

Nine Months Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,102,032	$828,581	$2,930,613
Intersegment sales	49,914	4,800	54,714
Total sales	2,151,946	833,381	2,985,327
Operating income	269,227	83,563	352,790

Nine Months Ended September 27, 2020
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,206,114	$507,870	$1,713,984
Intersegment sales	24,691	4,025	28,716
Total sales	1,230,805	511,895	1,742,700
Operating income	131,426	33,350	164,776
The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Operating income for reportable segments	$122,557	$79,756	$352,790	$164,776
Unallocated corporate expenses	(14,526)	(9,706)	(55,075)	(23,962)
Amortization	(14,758)	(10,221)	(40,695)	(29,600)
Consolidated operating income	$93,273	$59,829	$257,020	$111,214
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages, insurance, taxes, supplies, travel and entertainment, professional fees and other.

The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

(thousands)	September 26, 2021	December 31, 2020
Manufacturing assets	$1,838,583	$1,337,920
Distribution assets	453,839	343,170
Assets for reportable segments	2,292,422	1,681,090
Corporate assets unallocated to segments	21,154	27,578
Cash and cash equivalents	44,882	44,767
Consolidated total assets	$2,358,458	$1,753,435

16.	STOCK REPURCHASE PROGRAMS
In March 2020, the Board approved a new stock repurchase program for up to $50 million of its common stock, including amounts remaining under previous authorizations. In August 2021, the Company's Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $50 million, including the $14.4 million remaining under the previous authorization. Approximately $39.6 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of September 26, 2021. The Company repurchased 128,929 shares of its common stock at an average price of $80.62 for an aggregate cost of $10.4 million in the third quarter ended September 26, 2021 and repurchased 388,929 shares of its common stock at an average price of $82.14 for an aggregate cost of $31.9 million in the nine months ended September 26, 2021. Prior to 2021, the Company retired shares as repurchased. Beginning in 2021, the Company elected not to retire shares as repurchased and the shares repurchased in the first six months of 2021 were instead held as "Treasury Stock." However, the Company retired these shares during the third quarter ended September 26, 2021 and has elected to retire shares immediately upon repurchase going forward. In the third quarter ended September 27, 2020, the Company repurchased 88,950 shares of its common stock at an average price of $53.24 per share for an aggregate cost of $4.7 million. In the first nine months ended September 27, 2020, the Company repurchased 545,105 shares of its common stock at an average price of $37.22 per share for an aggregate cost of approximately $20.3 million.

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
Certain of our customers in the RV end market recently have initiated recalls involving certain products which are sold by our Distribution segment. We are currently evaluating the extent to which this matter will impact our consolidated financial statements. At this time, we are unable to reasonably estimate any such impact.

18.	SUBSEQUENT EVENTS
In November 2021, we completed the acquisition of Wet Sounds, Inc., a manufacturer of premium audio products and accessories for the marine OEM market and aftermarket as well as other adjacent OEM markets and aftermarkets. Products include speakers, subwoofers, amplifiers, soundbars, and media units. Wet Sounds, Inc. is headquartered in Rosenberg, Texas.

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Third Quarter and Nine Months 2021 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our largest market and comprised 60% of the Company’s sales in the third quarter ended September 26, 2021 and September 27, 2020, respectively, and 59% and 55% for the comparative 2021 and 2020 nine month periods. Sales to the RV industry increased 50% in the third quarter of 2021 and increased 83% in the first nine months of 2021, compared to the prior year periods.
According to the Recreation Vehicle Industry Association ("RVIA"), wholesale shipments totaled approximately 152,400 units in the third quarter of 2021, an increase of 23% compared to approximately 124,100 units in the third quarter of 2020. RVIA indicated that wholesale unit shipments for the first nine months of 2021 totaled approximately 452,600 units, an increase of 51% compared to approximately 300,200 units in the prior year. The increase in wholesale unit shipments in the third quarter and first nine months of 2021 is attributed to a continued increase in RV dealer demand for RV units. In addition, the increase in the first nine months of 2021 reflects the comparison to the sharp decrease in wholesale unit shipments in the second quarter of 2020, which was a result of COVID-19-related production shutdowns at original equipment manufacturers' plants. This increase in dealer demand is correlated with consumer demand for RV units, which we believe reflects changes in consumer recreation patterns, which include an increased interest in outdoor recreation. According to our estimates, RV dealer inventories are trending at historical lows relative to what we understand to be historical customary inventory levels of RV dealers. We believe that the supply-demand dynamics of historically low dealer inventory levels, combined with strong retail consumer demand, have resulted in positive momentum in our RV end market. We estimate RV retail unit sales decreased 15-20% in the third quarter of 2021 in comparison to the third quarter of 2020 as a result of supply-chain constraints and low dealer inventory levels as well as particularly strong retail sales in the third quarter of 2020 as leisure lifestyle activities recovered following the COVID-19-related slowdown. We estimate RV retail unit sales increased 15% for the first nine months of 2021 compared to the prior year period.
Marine Industry
Sales to the marine industry, which represented approximately 16% and 14% of the Company's consolidated net sales in the third quarter of 2021 and 2020, respectively, increased 85% compared to the prior year quarter. For the first nine months of 2021 and 2020, sales to the marine industry represented 16% and 14% of consolidated net sales, respectively, increasing 107% in 2021 compared to the prior year period.
Our marine revenue is generally correlated to marine wholesale powerboat unit shipments which, according to National Marine Manufacturers Association ("NMMA"), increased an estimated 15% for the third quarter 2021 and increased an estimated 16% for the first nine months of 2021 compared to the prior year periods. Marine retail powerboat unit sales decreased 31% in the third quarter of 2021 and decreased 6% for the first nine months of 2021 compared to the prior year periods as a result of supply-chain constraints and low dealer inventory levels as well as particularly strong retail sales in the third quarter of 2020 as leisure lifestyle activities recovered following the COVID-19-related slowdown. We estimate that, despite these decreases, marine retail sales exceeded marine wholesale unit shipments in both the third quarter and nine months of 2021, resulting in marine dealer inventory levels that we believe are at their lowest in at least a decade.
Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 13% and 15% of the Company’s sales in the third quarter of 2021 and 2020, respectively, increased 25% in the third quarter of 2021 compared to the third quarter of 2020. MH sales represented 14% and 18% of the Company's sales for the first nine months of 2021 and 2020, respectively, and increased 27% in the first nine months of 2021 compared to the prior year period. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased 9% in the third quarter of 2021 and increased 14% for the first nine months of 2021 compared to the prior year periods.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 11% of our sales in the third quarter of 2021 and 2020, and increased 52% in the third quarter of 2021 compared to the prior year quarter. Sales to the industrial market represented 11% and 13% of our sales for the first nine months of 2021 and 2020, respectively, and increased 45% in the first nine months of 2021 compared to the prior year period. Overall, our revenues in these markets are focused on the residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 70% of our industrial business is directly tied to the residential housing market, with the remaining 30% directly tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts increased 9% in the third quarter of 2021 compared to the prior year quarter, with single family housing starts increasing 5% and multifamily housing starts increasing 19% for the same period. The U.S. Census Bureau also indicated that for the first nine months of 2021, combined new housing starts increased 20%, with single family housing starts increasing 20% and multifamily housing starts increasing 18% compared to 2020. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.
REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 26, 2021 Compared to 2020
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended
($ in thousands)	September 26, 2021		September 27, 2020		Amount Change	% Change
Net sales	$1,060,177	100.0%	$700,707	100.0%	$359,470	51%
Cost of goods sold	852,016	80.4%	567,210	80.9%	284,806	50%
Gross profit	208,161	19.6%	133,497	19.1%	74,664	56%
Warehouse and delivery expenses	35,885	3.4%	25,263	3.6%	10,622	42%
Selling, general and administrative expenses	64,245	6.1%	38,184	5.4%	26,061	68%
Amortization of intangible assets	14,758	1.4%	10,221	1.5%	4,537	44%
Operating income	93,273	8.8%	59,829	8.5%	33,444	56%
Interest expense, net	15,436	1.5%	10,507	1.5%	4,929	47%
Income taxes	20,440	1.9%	11,986	1.7%	8,454	71%
Net income	$57,397	5.4%	$37,336	5.3%	$20,061	54%

	Nine Months Ended
($ in thousands)	September 26, 2021		September 27, 2020		Amount Change	% Change
Net sales	$2,930,613	100.0%	$1,713,984	100.0%	$1,216,629	71%
Cost of goods sold	2,356,443	80.4%	1,397,285	81.5%	959,158	69%
Gross profit	574,170	19.6%	316,699	18.5%	257,471	81%
Warehouse and delivery expenses	100,613	3.4%	70,204	4.1%	30,409	43%
Selling, general and administrative expenses	175,842	6.0%	105,681	6.2%	70,161	66%
Amortization of intangible assets	40,695	1.4%	29,600	1.7%	11,095	37%
Operating income	257,020	8.8%	111,214	6.5%	145,806	131%
Interest expense, net	41,195	1.4%	31,820	1.9%	9,375	29%
Income taxes	51,930	1.8%	20,157	1.2%	31,773	158%
Net income	$163,895	5.6%	$59,237	3.5%	$104,658	177%
Net Sales. Net sales in the third quarter of 2021 increased $359.5 million, or 51%, to $1,060.2 million from $700.7 million in the third quarter of 2020. The net sales increase in the third quarter of 2021 reflects strong demand for our products across all end markets. The Company's RV market sales increased 50%, marine market sales increased 85%, MH market sales increased 25% and industrial market sales increased 52% when compared to the prior year quarter.
Net sales in the first nine months of 2021 increased $1,216.6 million, or 71%, to $2,930.6 million from $1,714.0 million in the first nine months of 2020. The net sales increase in the first nine months of 2021 reflects sales increases in all of our end markets, while sales in the first nine months of 2020 also reflect the impact of COVID-19-related production shutdowns during the second quarter of 2020. The Company's RV market sales increased 83%, marine market sales increased 107%, MH market sales increased 27% and industrial market sales increased 45% in the first nine months of 2021 when compared to the prior year period.
Revenue attributable to acquisitions completed in the first nine months of 2021 was $84.0 million in the third quarter of 2021 and $146.1 million for the first nine months of 2021. Revenue attributable to acquisitions completed in the first nine months of 2020 was $19.6 million in the third quarter of 2020 and $23.3 million for the first nine months of 2020.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2021 increased approximately 19% to $3,735 from $3,139 for the third quarter of 2020. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2021 increased approximately 66% to an estimated $3,166 from $1,909 for the third quarter of 2020. MH content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2021 increased approximately 10% to $4,961 from $4,497 for the third quarter of 2020.
Cost of Goods Sold. Cost of goods sold increased $284.8 million, or 50%, to $852.0 million in the third quarter of 2021 from $567.2 million in 2020. As a percentage of net sales, cost of goods sold decreased 50 basis points during the third quarter of 2021 to 80.4% from 80.9% in 2020.
Cost of goods sold in the first nine months increased $959.1 million, or 69%, to $2,356.4 million from $1,397.3 million in 2020. As a percentage of net sales, cost of goods sold decreased 110 basis points during the first nine months of 2021 to 80.4% from 81.5% in 2020.
Cost of goods sold as a percentage of net sales decreased in the third quarter and first nine months of 2021 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2020 and into 2021, (ii) volume-driven efficiencies as a result of leveraging fixed overhead, (iii) a recovery from the production inefficiencies experienced while operating in a COVID-19 environment, and (iv) synergies and different cost profiles from our 2021 and 2020 acquisitions, partially offset by an increase in labor, supply-chain constraints, and an increase in certain commodity cost inputs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in the production of our products.

Gross Profit. Gross profit increased $74.7 million, or 56%, to $208.2 million in the third quarter of 2021 from $133.5 million in 2020. As a percentage of net sales, gross profit increased 50 basis points to 19.6% in the third quarter of 2021 from 19.1% in the same period in 2020.
Gross profit increased $257.5 million, or 81%, to $574.2 million in the first nine months of 2021 from $316.7 million in 2020. As a percentage of net sales, gross profit increased 110 basis points to 19.6% in the first nine months of 2021 from 18.5% in the same period in 2020.
The increase in gross profit as a percentage of net sales in the third quarter and nine months ended September 26, 2021 compared to the same periods in 2020 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $10.6 million, or 42%, to $35.9 million in the third quarter of 2021 from $25.3 million in the third quarter of 2020. As a percentage of net sales, warehouse and delivery expenses decreased 20 basis points to 3.4% in the third quarter of 2021 compared to 3.6% in the third quarter of 2020.
Warehouse and delivery expenses increased $30.4 million, or 43%, to $100.6 million in the first nine months of 2021 from $70.2 million in the first nine months of 2020. As a percentage of net sales, warehouse and delivery expenses decreased 70 basis points to 3.4% in the first nine months of 2021 compared to 4.1% in the prior year period.
The increases in warehouse and delivery expenses are attributable to the significant increases in sales. However, the decreases as a percentage of sales are primarily attributable to leveraging certain fixed warehousing costs and the lower proportion of MH sales in the third quarter and first nine months of 2021 as compared to 2020, which have higher warehouse and delivery costs as a percentage of net sales. In addition, the first nine months of 2020 reflect operating inefficiencies associated with COVID-19.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $26.0 million, or 68%, to $64.2 million in the third quarter of 2021 from $38.2 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 6.1% in the third quarter of 2021 compared to 5.4% in the third quarter of 2020.
SG&A expenses increased $70.1 million, or 66%, to $175.8 million in the first nine months of 2021 from $105.7 million in the first nine months of 2020. As a percentage of net sales, SG&A expenses were 6.0% in the first nine months of 2021 compared to 6.2% in the first nine months of 2020.
The increases in SG&A expenses in the third quarter and first nine months of 2021 compared to 2020 are primarily due to (i) the increase in net sales; (ii) increases in the breadth and depth of corporate resources, specifically our investments in human capital and other initiatives to support the size and growth of the Company and (iii) the comparison to the prior year, which includes SG&A cost reduction measures implemented in the second quarter of 2020 that continued into the third quarter of 2020. As a percentage of sales, SG&A expenses increased 70 basis points for the third quarter of 2021 compared to the third quarter of 2020. This increase is primarily a result of the aforementioned investment in human capital in order to further support the size and growth of the Company. As a percentage of sales, SG&A expenses decreased 20 basis points for the first nine months of 2021 when compared to the prior year period, primarily reflecting the fixed nature of certain SG&A costs and operating inefficiencies associated with COVID-19 during 2020.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.6 million, or 44%, to $14.8 million in the third quarter of 2021 from $10.2 million in the prior year quarter. Amortization of intangible assets increased $11.1 million, or 37%, to $40.7 million in the first nine months of 2021 from $29.6 million in the first nine months of 2020. The increases in the third quarter and first nine months of 2021 compared to the prior year periods primarily reflect the impact of businesses acquired in 2020 and 2021.
Operating Income. Operating income increased $33.5 million, or 56%, to $93.3 million in the third quarter of 2021 from $59.8 million in 2020. As a percentage of net sales, operating income increased 30 basis points to 8.8% in the third quarter of 2021 versus 8.5% in the same period in 2020. Operating income increased $145.8 million, or 131%, to $257.0 million in the first nine months of 2021 from $111.2 million in 2020. As a percentage of net sales, operating income increased 230 basis points to 8.8% in the first nine months of 2021 versus 6.5% in the same period in 2020. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $4.9 million, or 47%, to $15.4 million in the third quarter of 2021 from $10.5 million in the prior year. Interest expense increased $9.4 million, or 29%, to $41.2 million in the first nine months of 2021 from $31.8 million in the prior year.
The increase in interest expense reflects (i) increased borrowings related to 2020 and 2021 acquisitions and (ii) the Company's issuance of its 4.75% Senior Notes due 2029 (the "4.75% Senior Notes") in April 2021 (as described in Note 9 in the Notes to Condensed Consolidated Financial Statements).
Income Taxes. Income tax expense increased $8.4 million in the third quarter of 2021 to $20.4 million from $12.0 million in the prior year period. Income tax expense increased $31.7 million in the first nine months of 2021, to $51.9 million from $20.2 million in the prior year period.
The increase in income tax expense is due primarily to an increase in pretax income. The effective tax rate in the third quarter of 2021 and 2020 was 26.3% and 24.3%, respectively. The effective tax rates in the first nine months of 2021 and 2020 were 24.1% and 25.4%, respectively. The 2021 rate includes the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $5.7 million, while the 2020 rate reflects the impact of $2.2 million in permanent tax differences due to certain Coronavirus Aid Relief and Economic Security Act payroll tax credits.
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

Third Quarter and Nine Months Ended September 26, 2021 Compared to 2020
General

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

	Third Quarter Ended
(thousands)	September 26, 2021	September 27, 2020	Amount Change	% Change
Sales
Manufacturing	$792,299	$506,278	$286,021	56%
Distribution	289,822	208,073	81,749	39%
Gross Profit
Manufacturing	149,139	97,543	51,596	53%
Distribution	57,349	36,293	21,056	58%
Operating Income
Manufacturing	91,370	63,312	28,058	44%
Distribution	31,187	16,444	14,743	90%

	Nine Months Ended
(thousands)	September 26, 2021	September 27, 2020	Amount Change	% Change
Sales
Manufacturing	$2,151,946	$1,230,805	$921,141	75%
Distribution	833,381	511,895	321,486	63%
Gross Profit
Manufacturing	420,625	225,447	195,178	87%
Distribution	158,047	88,627	69,420	78%
Operating Income
Manufacturing	269,227	131,426	137,801	105%
Distribution	83,563	33,350	50,213	151%
Manufacturing
Sales. Sales increased $286.0 million, or 56%, to $792.3 million in the third quarter of 2021 from $506.3 million in the prior year quarter. For the first nine months of 2021, sales increased $921.1 million, or 75%, to $2,151.9 million from $1,230.8 million in the prior year period. This segment accounted for approximately 73% and 71% of the Company’s sales for the third quarter of 2021 and 2020, respectively, and 72% and 71% for the first nine months of 2021 and 2020, respectively. The sales increase in the third quarter of 2021 compared to 2020 was attributed to sales increases in all four of the Company's end markets, where sales to the RV end market increased 49%, marine increased 85%, MH increased 43% and industrial increased 56%. The sales increase for the first nine months of 2021 compared to the prior year period was also attributed to sales increases in all four end markets, where RV end market sales increased 77%, marine increased 107%, MH increased 49% and industrial increased 47%. Net sales in the third quarter and first nine months of 2021 attributable to acquisitions completed in the first nine months of 2021 were approximately $63.4 million and

$110.1 million, respectively, and net sales in the third quarter and first nine months of 2020 attributable to acquisitions completed in the first nine months of 2020 were $13.2 million and $17.0 million, respectively.
Gross Profit. Gross profit increased $51.6 million, or 53%, to $149.1 million in the third quarter of 2021 from $97.5 million in the third quarter of 2020. For the first nine months of 2021, gross profit increased $195.2 million, or 87%, to $420.6 million from $225.4 million in the prior year period. As a percentage of sales, gross profit decreased to 18.8% in the third quarter of 2021 from 19.3% in the third quarter of 2020 and increased to 19.5% in the first nine months of 2021 from 18.3% in the prior year period.
Gross profit margin decreased during the third quarter of 2021 compared to third quarter of 2020 primarily due to a 250 basis point increase in manufacturing material expense as a percentage of sales due to the impacts of supply chain constraints and increased material costs, partially offset by an improvement of 90 basis points in manufacturing labor and 120 basis points in manufacturing overhead as a percentage of sales.
Gross profit margin increased during the first nine months of 2021 compared to the same period in 2020 primarily due to (i) a 250 basis point improvement in manufacturing overhead expense as a percentage of net sales, and (ii) an 80 basis point improvement in direct labor as a percentage of net sales, partially offset by a 200 basis point increase in material costs as a percentage of sales.
Operating Income. Operating income increased $28.1 million, or 44%, to $91.4 million in the third quarter of 2021 from $63.3 million in the prior year quarter. For the first nine months of 2021, operating income increased $137.8 million, or 105%, to $269.2 million from $131.4 million the prior year period. The overall increase in operating income in the third quarter and first nine months of 2021 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $81.7 million, or 39%, to $289.8 million in the third quarter of 2021 from $208.1 million in the prior year quarter. For the first nine months of 2021, sales increased $321.5 million, or 63%, to $833.4 million from $511.9 million in the prior year period. This segment accounted for approximately 27% and 29% of the Company’s sales for the third quarter of 2021 and 2020, respectively, and 28% and 29% of sales for the first nine months of 2021 and 2020, respectively. The sales increase in the third quarter of 2021 compared to the third quarter of 2020 was attributed to a 52% increase in our RV market sales, an 85% increase in marine market sales, an 11% increase in MH market sales, and a 25% increase in industrial market sales. The sales increase in the first nine months of 2021 compared to the same period in 2020 was attributed to a 97% increase in RV market sales, a 103% increase in marine market sales, a 12% increase in MH market sales and a 31% increase in industrial market sales. Net sales in the third quarter and first nine months of 2021 attributable to acquisitions completed in the first nine months of 2021 were approximately $20.6 million and $36.0 million, respectively, and net sales in the third quarter and first nine months of 2020 attributable to acquisitions completed in the first nine months of 2020 was approximately $6.5 million.
Gross Profit. Gross profit increased $21.0 million, or 58%, to $57.3 million in the third quarter of 2021 from $36.3 million in the third quarter of 2020. For the first nine months of 2021, gross profit increased $69.4 million, or 78%, to $158.0 million from $88.6 million the prior year period. As a percentage of sales, gross profit increased to 19.8% in the third quarter of 2021 from 17.4% in the third quarter of 2020, and increased to 19.0% for the first nine months of 2021 from 17.3% for the prior year period. The increase in gross profit margin in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020 is primarily attributed to the higher margin profiles of certain 2020 and 2021 acquisitions and leveraging of certain fixed costs.
Operating Income. Operating income increased $14.8 million, or 90%, to $31.2 million in the third quarter of 2021 from $16.4 million in the prior year quarter. For the first nine months of 2021, operating income increased $50.2 million or 151%, to $83.6 million from $33.4 million the prior year period. The improvement in operating income in the third quarter and first nine months of 2021 primarily reflects the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at September 26, 2021 consisted of cash and cash equivalents of $44.9 million as well as $409.3 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities increased $34.6 million to $147.4 million in the first nine months of 2021 from $112.8 million in the first nine months of 2020. The increase is primarily attributable to (i) a $104.7 million increase in net income and (ii) a $23.3 million increase in depreciation and amortization. These increases in sources of cash from operations were offset by an increase in use of cash for net working capital of $108.4 million, associated primarily with investments in inventory to support customer needs and growth of accounts receivable in line with net sales.
Investing Activities
Net cash used in investing activities increased $198.3 million to $343.7 million in the first nine months of 2021 from $145.4 million in the first nine months of 2020 primarily due to an increase in cash used in business acquisitions of $174.3 million and a $22.0 million increase in capital expenditures.
Financing Activities
Net cash provided by financing activities increased $240.8 million to $196.4 million in the first nine months of 2021 from a $44.4 million use of cash in the first nine months of 2020. The increase is primarily due to (i) proceeds of $350.0 million from the Company's issuance of its 4.75% Senior Notes and (ii) an additional $58.8 million in term loan borrowings. These sources of cash were partially offset by (i) an additional $139.6 million in net revolver repayments, (ii) a $12.0 million increase in taxes paid for share-based payment arrangements and (iii) a $13.8 million increase in stock repurchases and dividends to shareholders.
Summary of Liquidity and Capital Resources
At September 26, 2021, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its 2021 Credit Facility (as defined herein) are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the 2021 Credit Facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the 2021 Credit Facility (the "2021 Credit Agreement").
As of and for the September 26, 2021 reporting date, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of September 26, 2021 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.48
Consolidated fixed charge coverage ratio (12-month period)	1.50	6.84
In addition, as of September 26, 2021, the Company's consolidated total net leverage ratio (12-month period) was 2.20. While this ratio was a covenant under the Company’s previous credit agreement and is not a covenant under the 2021 Credit Agreement, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.

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
See Note 18 of the Notes to Condensed Consolidated Financial Statements for further discussion of events occurring after September 26, 2021 until the filing date of this Form 10-Q.
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
Debt Obligations under Credit Agreement
At September 26, 2021, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $0.8 million, assuming average borrowings, including our term loan, subject to variable rates of $83.6 million, which was the amount of such borrowings outstanding at September 26, 2021 subject to variable rates. The $83.6 million excludes deferred financing costs related to the term loan and $200.0 million of borrowings outstanding under the revolver and term loan that are hedged at a fixed interest rate through interest rate swaps.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the third quarter and first nine months of 2021. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 28 - July 25	—	$—	—	$14,410,258
July 26 - August 29	45,000	82.37	45,000	46,293,551
August 30 - September 26	83,929	79.69	83,929	39,605,258
	128,929		128,929
(1) See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

ITEM 6.	EXHIBITS

Exhibits (1)	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 4, 2021	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: November 4, 2021	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President-Finance and Chief Financial Officer

Date: November 4, 2021	By:	/s/ James E. Rose
James E. Rose
Principal Accounting Officer