Form 10-Q
period 2022-03-27
PATRICK INDUSTRIES INC
filed 2022-05-05
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 27, 2022
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
As of April 22, 2022, there were 23,004,770 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	First Quarter Ended
(thousands except per share data)	March 27, 2022	March 28, 2021
NET SALES	$1,342,175	$850,483
Cost of goods sold	1,046,830	688,951
GROSS PROFIT	295,345	161,532
Operating Expenses:
Warehouse and delivery	41,169	29,913
Selling, general and administrative	75,560	51,232
Amortization of intangible assets	16,861	11,906
Total operating expenses	133,590	93,051
OPERATING INCOME	161,755	68,481
Interest expense, net	14,886	11,179
Income before income taxes	146,869	57,302
Income taxes	34,196	9,789
NET INCOME	$112,673	$47,513

BASIC NET INCOME PER COMMON SHARE	$5.00	$2.09
DILUTED NET INCOME PER COMMON SHARE	$4.54	$2.04

Weighted average shares outstanding – Basic	22,517	22,737
Weighted average shares outstanding – Diluted	24,882	23,286

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	First Quarter Ended
(thousands)	March 27, 2022	March 28, 2021
NET INCOME	$112,673	$47,513
Other comprehensive income, net of tax:
Unrealized gain of hedge derivatives	757	975
Other	29	(59)
Total other comprehensive income	786	916
COMPREHENSIVE INCOME	$113,459	$48,429

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	March 27, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$63,846	$122,849
Trade and other receivables, net	354,489	172,392
Inventories	698,712	614,356
Prepaid expenses and other	57,358	64,478
Total current assets	1,174,405	974,075
Property, plant and equipment, net	328,003	319,493
Operating lease right-of-use assets	170,875	158,183
Goodwill	600,119	551,377
Intangible assets, net	690,610	640,456
Other non-current assets	7,368	7,147
TOTAL ASSETS	$2,971,380	$2,650,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	42,841	40,301
Accounts payable	240,694	203,537
Accrued liabilities	205,280	181,439
Total current liabilities	496,315	432,777
Long-term debt, less current maturities, net	1,489,811	1,278,989
Long-term operating lease liabilities	130,550	120,161
Deferred tax liabilities, net	40,515	36,453
Other long-term liabilities	14,217	14,794
TOTAL LIABILITIES	2,171,408	1,883,174
SHAREHOLDERS’ EQUITY
Common stock	188,433	196,383
Additional paid-in-capital	—	59,668
Accumulated other comprehensive loss	(1,442)	(2,228)
Retained earnings	612,981	513,734
TOTAL SHAREHOLDERS’ EQUITY	799,972	767,557
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,971,380	$2,650,731

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	First Quarter Ended
(thousands)	March 27, 2022	March 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,673	$47,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,201	22,521
Stock-based compensation expense	5,111	4,298
Amortization of convertible notes debt discount	449	1,769
(Gain) loss on sale of property, plant and equipment	(5,501)	45
Other non-cash items	1,697	1,550
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(160,883)	(76,350)
Inventories	(51,769)	(24,398)
Prepaid expenses and other assets	7,198	9,587
Accounts payable, accrued liabilities and other	37,785	63,757
Net cash (used in) provided by operating activities	(23,039)	50,292
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,668)	(14,239)
Proceeds from sale of property, plant and equipment	7,146	58
Business acquisitions, net of cash acquired	(131,597)	(28,864)
Other	—	(2,000)
Net cash used in investing activities	(143,119)	(45,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolver	303,712	117,475
Repayments on revolver	(149,712)	(144,475)
Stock repurchases under buyback program	(24,778)	—
Cash dividends paid to shareholders	(8,288)	(6,573)
Taxes paid for share-based payment arrangements	(9,999)	(14,464)
Payment of contingent consideration from a business acquisition	(3,780)	—
Proceeds from exercise of common stock options	—	4,194
Net cash provided by (used in) financing activities	107,155	(43,843)
Decrease in cash and cash equivalents	(59,003)	(38,596)
Cash and cash equivalents at beginning of year	122,849	44,767
Cash and cash equivalents at end of period	$63,846	$6,171

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

First Quarter Ended March 27, 2022
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	15,975	(43,693)
Net income	—	—	—	112,673	112,673
Dividends declared	—	—	—	(7,684)	(7,684)
Other comprehensive income, net of tax	—	—	786	—	786
Stock repurchases under buyback program	(3,062)	—	—	(21,717)	(24,779)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(9,999)	—	—	—	(9,999)
Stock-based compensation expense	5,111	—	—	—	5,111
Balance March 27, 2022	$188,433	$—	$(1,442)	$612,981	$799,972

First Quarter Ended March 28, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$360,214	$559,441
Net income	—	—	—	47,513	47,513
Dividends declared	—	—	—	(6,623)	(6,623)
Other comprehensive income, net of tax	—	—	916	—	916
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,464)	—	—	—	(14,464)
Issuance of shares upon exercise of common stock options	4,194	—	—	—	4,194
Stock-based compensation expense	4,298	—	—	—	4,298
Balance March 28, 2021	$174,920	$24,387	$(5,136)	$401,104	$595,275

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of March 27, 2022 and December 31, 2021, and its results of operations and cash flows for the three months ended March 27, 2022 and March 28, 2021.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of other non-cash items in the condensed consolidated statements of cash flows. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended March 27, 2022 are not necessarily indicative of the results that we will realize or expect for the full year ending December 31, 2022.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The first quarter of fiscal year 2022 ended on March 27, 2022 and the first quarter of fiscal year 2021 ended on March 28, 2021.
In preparation of Patrick’s condensed consolidated financial statements as of and for the three months ended March 27, 2022, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2022 using a modified retrospective transition approach. The primary impact on our condensed consolidated financial statements as a result of the adoption of ASU 2020-06 was a reduction in non-cash interest expense for our 1.00% Convertible Notes due 2023, an increase in diluted shares outstanding used to calculate diluted net income per share and a resulting reduction in diluted net income per share for the first quarter of

2022 attributable to the application of the if-converted method for such convertible notes. In addition, the adoption resulted in the recognition of a $56.0 million increase to the carrying value of convertible notes payable, a $12.4 million decrease in "Deferred tax liabilities, net", and a $59.7 million decrease in "Additional paid-in-capital", resulting in a cumulative adjustment to the opening balance of retained earnings as an increase of $16.0 million. Additionally, in line with the adoption, our diluted share count increased by approximately 2.0 million shares, a 9.0% increase. Diluted net income per share increased $0.3 million in relation to the effect of interest on potentially dilutive convertible notes, as shown in Note 8. The adoption resulted in an overall decrease of $0.39 to diluted net income per share for the first quarter of 2022. There was no impact on the Company's condensed consolidated statement of cash flows upon adoption of ASU 2020-06.
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
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarter Ended March 27, 2022
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$570,022	$250,582	$820,604
Marine	207,501	13,473	220,974
Manufactured Housing	84,986	88,578	173,564
Industrial	117,100	9,933	127,033
Total	$979,609	$362,566	$1,342,175

	First Quarter Ended March 28, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$329,612	$171,814	$501,426
Marine	132,338	4,471	136,809
Manufactured Housing	56,634	64,084	120,718
Industrial	82,172	9,358	91,530
Total	$600,756	$249,727	$850,483
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	March 27, 2022	December 31, 2021
Raw materials	$365,387	$315,269
Work in process	30,073	30,801
Finished goods	129,442	101,763
Less: reserve for inventory obsolescence	(16,865)	(9,573)
Total manufactured goods, net	508,037	438,260
Materials purchased for resale (distribution products)	197,272	181,921
Less: reserve for inventory obsolescence	(6,597)	(5,825)
Total materials purchased for resale (distribution products), net	190,675	176,096
Total inventories	$698,712	$614,356

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended March 27, 2022 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2021	$481,906	$69,471	$551,377
Acquisitions	45,666	—	45,666
Adjustments to preliminary purchase price allocations	2,966	110	3,076
Balance - March 27, 2022	$530,538	$69,581	$600,119
Intangible assets, net consist of the following as of March 27, 2022 and December 31, 2021:

(thousands)	March 27, 2022	December 31, 2021
Customer relationships	$656,777	$617,814
Non-compete agreements	22,851	21,284
Patents	60,988	50,038
Trademarks	181,432	165,897
	922,048	855,033
Less: accumulated amortization	(231,438)	(214,577)
Intangible assets, net	$690,610	$640,456

Changes in the carrying value of intangible assets for the three months ended March 27, 2022 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2021	$534,827	$105,629	$640,456
Acquisitions	70,000	—	70,000
Amortization	(14,314)	(2,547)	(16,861)
Adjustments to preliminary purchase price allocations	(2,655)	(330)	(2,985)
Balance - March 27, 2022	$587,858	$102,752	$690,610

6.	ACQUISITIONS
General
The Company completed one acquisition in the first quarter of 2022 (the "2022 Acquisition"). For the first quarter ended March 27, 2022, net sales included in the Company's condensed consolidated statements of income related to the 2022 Acquisition were $8.4 million, and operating income was $1.4 million. Acquisition-related costs associated with the 2022 Acquisition were immaterial. Assets acquired and liabilities assumed in the acquisition were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective date of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed four acquisitions in the first quarter of 2021. Net sales included in the Company's condensed consolidated statements of income in the first quarter ended March 28, 2021 related to acquisitions completed in the first three months of 2021 were $5.4 million, and operating income relating to acquisitions was immaterial for the same period.

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
In connection with certain acquisitions, if certain financial results for the acquired businesses are achieved, the Company is required to pay additional cash consideration. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As of March 27, 2022, the aggregate fair value of the estimated contingent consideration payments was $8.1 million, of which $3.7 million is included in "Accrued liabilities" and $4.4 million is included in “Other long-term liabilities” on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the estimated contingent consideration payments was $12.3 million, of which $7.0 million was included in the line item "Accrued liabilities" and $5.3 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $14.0 million in the aggregate as of March 27, 2022. In the first quarter ended March 27, 2022, the Company recorded $1.1 million in non-cash increases to contingent consideration liabilities, which is reflected as charges within selling, general and administrative expense in the condensed consolidated statement of income, representing changes in the amount of consideration expected to be paid. These charges relate to changes in projected performance of certain acquisitions compared to the projected performance originally used in calculating the projected fair values of the contingent consideration of such acquisitions. In the first quarter ended March 27, 2022, the Company made cash payments of approximately $5.4 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.
2022 Acquisition
The Company completed the following previously announced acquisition in the three months ended March 27, 2022:

Company	Segment	Description
Rockford Corporation	Manufacturing	Designs and produces audio systems and components through its brand Rockford Fosgate®, primarily serving the powersports and automotive aftermarkets, based in Tempe, Arizona, acquired in March 2022
Total cash consideration for the 2022 Acquisition was approximately $130.1 million. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates.

2021 Acquisitions
The Company completed the following seven previously announced acquisitions in the year ended December 31, 2021 (together with six acquisitions not described below, the "2021 Acquisitions"):

Company	Segment	Description
Sea-Dog Corporation & Sea-Lect Plastics (collectively, "Sea-Dog")	Distribution & Manufacturing	Distributor of a variety of marine and powersports hardware and accessories to distributors, wholesalers, retailers, and manufacturers and provider of plastic injection molding, design, product development and tooling to companies and government entities, based in Everett, Washington, acquired in March 2021.
Hyperform, Inc.	Manufacturing	Manufacturer of high-quality, non-slip foam flooring, operating under the SeaDek brand name, for the marine original equipment manufacturer ("OEM") market and aftermarket as well as serving the pool and spa, powersports and utility markets under the SwimDek and EndeavorDek brand names, with manufacturing facilities in Rockledge, Florida and Cocoa, Florida, acquired in April 2021.
Alpha Systems, LLC	Manufacturing & Distribution
Manufacturer and distributor of component products and accessories for the RV, marine, manufactured housing and industrial end markets including adhesives, sealants, rubber roofing, roto/blow molding and injection molding products, flooring, insulation, shutters, skylights, and various other products and accessories, operating out of nine facilities in Elkhart, Indiana, acquired in May 2021.

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
Total cash consideration for the 2021 Acquisitions was approximately $510.2 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, primarily related to the valuation of property, plant, and equipment and intangible assets, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the first quarter ended March 27, 2022 related to the 2021 Acquisitions, individually and in the aggregate, were immaterial and relate primarily to the valuation of intangible and fixed assets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2022 Acquisition and the 2021 Acquisitions:

(thousands)	2022 Acquisition	2021 Acquisitions
Consideration
Cash, net of cash acquired(1)	$130,058	$510,229
Working capital holdback and other, net(2)	2,500	(1,190)
Common stock issuance(3)	—	10,211
Contingent consideration(4)	—	4,730
Total consideration	132,558	523,980

Assets Acquired
Trade receivables	$20,526	$26,224
Inventories	32,744	69,343
Prepaid expenses & other	478	13,740
Property, plant & equipment	5,270	55,567
Operating lease right-of-use assets	2,917	25,530
Identifiable intangible assets	70,000	242,460
Liabilities Assumed
Current portion of operating lease obligations	(512)	(5,518)
Accounts payable & accrued liabilities	(25,452)	(32,326)
Operating lease obligations	(2,924)	(20,012)
Deferred tax liabilities	(16,155)	(1,996)
Total fair value of net assets acquired	86,892	373,012
Goodwill(5)	45,666	150,968
	$132,558	$523,980
(1) Amounts include cash used to pay off outstanding debt obligations at the time of acquisition.
(2) Certain acquisitions contain working capital holdbacks which are typically settled after a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of March 27, 2022.
(3) In connection with one of the 2021 Acquisitions, the Company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date.
(4) These amounts reflect the acquisition date fair value of contingent consideration based on future results relating to certain acquisitions.
(5) Goodwill is not tax-deductible for the 2022 Acquisition and is tax-deductible for the 2021 Acquisitions, except Tumacs Covers (approximately $6.2 million).

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

The following table presents our estimates of identifiable intangible assets for the 2022 Acquisition and the 2021 Acquisitions:

(thousands, except year data)	Estimated Useful Life (in years)	2022 Acquisition	2021 Acquisitions
Customer relationships	10	$42,000	$157,916
Non-compete agreements	5	2,100	4,862
Patents	10 - 18	10,500	27,310
Trademarks	Indefinite	15,400	52,372
		$70,000	$242,460
Pro Forma Information
The following pro forma information for the first quarter ended March 27, 2022 and March 28, 2021 assumes the 2022 Acquisition and the 2021 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2022 Acquisition and 2021 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.8 million and $5.9 million for the first quarter ended March 27, 2022 and March 28, 2021, respectively.

	First Quarter Ended
(thousands, except per share data)	March 27, 2022	March 28, 2021
Revenue	$1,369,234	$989,281
Net income	114,665	58,986
Basic net income per common share	5.09	2.59
Diluted net income per common share	4.62	2.53
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION
The Company recorded stock-based compensation expense of approximately $5.1 million and $4.3 million in the first quarter ended March 27, 2022 and March 28, 2021, respectively, for its stock-based compensation plans in the condensed consolidated statements of income.
The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the first quarter ended March 27, 2022 totaling 220,450 shares in the aggregate at an average fair value of $64.74 at grant date for a total fair value at grant date of $14.4 million.
As of March 27, 2022, there was approximately $35.3 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 21.1 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the first quarter of 2022 and 2021 is as follows:

	First Quarter Ended
(thousands except per share data)	March 27, 2022	March 28, 2021
Numerator:
Net income for basic per share calculation	$112,673	$47,513
Effect of interest on potentially dilutive convertible notes, net of tax	317	—
Net income for dilutive per share calculation	$112,990	$47,513
Denominator:
Weighted average common shares outstanding - basic	22,517	22,737
Weighted average impact of potentially dilutive convertible notes	2,046	—
Weighted average impact of potentially dilutive securities	319	549
Weighted average common shares outstanding - diluted	24,882	23,286
Net income per common share:
Basic net income per common share	$5.00	$2.09
Diluted net income per common share	$4.54	$2.04
An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method for all periods presented.

9.	DEBT
A summary of total debt outstanding at March 27, 2022 and December 31, 2021 is as follows:

(thousands)	March 27, 2022	December 31, 2021
Long-term debt:
1.00% convertible notes due 2023	$172,500	$172,500
Term loan due 2026	144,375	144,375
Revolver due 2026	289,000	135,000
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,514,625	1,360,625
Less: convertible notes debt discount, net	(7,750)	(64,245)
Less: term loan deferred financing costs, net	(588)	(624)
Less: senior notes deferred financing costs, net	(8,976)	(9,267)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,489,811	$1,278,989
There were no material changes to any of our debt arrangements during the quarter ended March 27, 2022. The decrease in the convertible notes debt discount reflects the impact of the adoption of ASU 2020-06 on the carrying value of the convertible notes.

The interest rate for incremental borrowings at March 27, 2022 was LIBOR plus 1.50% (or 1.75%) for the LIBOR-based option. The fee payable on committed but unused portions of the Revolver due 2026 was 0.20% at March 27, 2022.
Total cash interest paid for the first quarter of 2022 and 2021 was $3.2 million and $3.3 million, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company previously entered into interest rate swaps, which matured in March 2022, and therefore have no further associated liability as of March 27, 2022.
The following table summarizes the fair value of derivative contracts included in the condensed consolidated balance sheets (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	March 27, 2022	December 31, 2021
Interest rate swaps	Accrued liabilities	$—	$1,017
The interest rate swaps were comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves and are classified as Level 2 in the fair value hierarchy.

11.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	First Quarter Ended
(thousands)	March 27, 2022	March 28, 2021
Operating lease cost	$12,164	$9,585

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,927	$9,387

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23,725	$15,185
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	March 27, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$170,875	$158,183
Liabilities
Operating lease liabilities, current portion	$42,841	$40,301
Long-term operating lease liabilities	130,550	120,161
Total lease liabilities	$173,391	$160,462

Weighted average remaining lease term, operating leases (in years)	5.1
Weighted average discount rate, operating leases	3.8%

Maturities of lease liabilities were as follows at March 27, 2022:

(thousands)
2022 (excluding the three months ended March 27, 2022)	$36,617
2023	44,562
2024	36,461
2025	26,795
2026	17,545
Thereafter	31,411
Total lease payments	193,391
Less imputed interest	(20,000)
Total	$173,391

As of March 27, 2022, outstanding leases have remaining lease terms ranging from 1 year to 17 years.

12.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at March 27, 2022 and December 31, 2021:

	March 27, 2022			December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$0.4	$—	$—	$118.4	$—	$—
7.50% senior notes due 2027(2)	—	309.3	—	—	319.5	—
4.75% senior notes due 2029(2)	—	307.0	—	—	350.6	—
1.75% convertible notes due 2028(2)	—	237.2	—	—	269.8	—
1.00% convertible notes due 2023(2)	—	170.8	—	—	194.1	—
Term loan due 2026(3)	—	144.4	—	—	144.4	—
Revolver due 2026(3)	—	289.0	—	—	135.0	—
Interest rate swaps(4)	—	—	—	—	1.0	—
Contingent consideration(5)	—	—	8.1	—	—	12.3
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of March 27, 2022 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of March 27, 2022 and December 31, 2021 using the interest rate method.
(3) The carrying amounts of our term loan and revolver approximate fair value as of March 27, 2022 and December 31, 2021 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The interest rate swaps are discussed further in Note 10.
(5) The estimated fair value of the Company's contingent consideration is discussed further in Note 6.

13.	INCOME TAXES
The effective tax rate in the first quarter of 2022 and 2021 was 23.3% and 17.1%, respectively. The 2022 and 2021 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $4.0 million and $5.7 million, respectively.

Cash paid for income taxes, net of refunds, in the first quarter of 2022 was $18.4 million. No income tax payments were made in the first quarter of 2021.

14.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

First Quarter Ended March 27, 2022
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$979,609	$362,566	$1,342,175
Intersegment sales	18,976	3,168	22,144
Total sales	998,585	365,734	1,364,319
Operating income	170,544	45,966	216,510

First Quarter Ended March 28, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$600,756	$249,727	$850,483
Intersegment sales	13,808	1,403	15,211
Total sales	614,564	251,130	865,694
Operating income	78,429	21,175	99,604

The following table presents a reconciliation of segment operating income to consolidated operating income:

	First Quarter Ended
(thousands)	March 27, 2022	March 28, 2021
Operating income for reportable segments	$216,510	$99,604
Unallocated corporate expenses	(37,894)	(19,217)
Amortization	(16,861)	(11,906)
Consolidated operating income	$161,755	$68,481
Unallocated corporate expenses include corporate general and administrative expenses comprised of wages and other compensation, insurance, taxes, supplies, travel and entertainment, professional fees, amortization of inventory step-up adjustments, and other.
The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

(thousands)	March 27, 2022	December 31, 2021
Manufacturing assets	$2,359,183	$2,031,465
Distribution assets	517,143	464,575
Assets for reportable segments	2,876,326	2,496,040
Corporate assets unallocated to segments	31,208	31,842
Cash and cash equivalents	63,846	122,849
Consolidated total assets	$2,971,380	$2,650,731

15.	STOCK REPURCHASE PROGRAMS
In January 2022, the Company's Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $11.0 million remaining under the previous authorization. Approximately $86.8 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of March 27, 2022. The Company repurchased 365,627 shares of its common stock at an average price of $67.77 for an aggregate cost of $24.8 million in the first quarter ended March 27, 2022. The Company did not repurchase any of its common stock in the first quarter ended March 28, 2021.

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
Although the ultimate outcome of these matters cannot be ascertained, on the basis of present information, amounts already provided, availability of insurance coverage and legal advice received, it is the opinion of management that the ultimate resolution of these proceedings, lawsuits, and other claims will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company disclosed litigation concerning the Lusher Site Remediation Group in the Company's 2021 Form 10-K. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Income for the first quarter of 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings have occurred in the first quarter of 2022. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Certain of our customers in the RV end market initiated recalls in 2021 involving certain products that were produced by a third party and sold by our Distribution segment. Although we do not believe we are legally responsible for costs related to the product recall, based on discussions with our customers and other developments subsequent to when these recalls were initiated, we believe it is probable that the Company will bear a portion of the total cost of the recalls. In the fourth quarter of 2021, we recorded an estimate of the Company's cost related to this matter. We do not expect this matter to have a material effect on our financial position, results of operations, or cash flows, and there have been no further proceedings in the first quarter of 2022.

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
First Quarter 2022 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 61% and 59% of the Company’s sales in the first quarter ended March 27, 2022 and March 28, 2021, respectively. Sales to the RV industry increased 64% in the first quarter of 2022, compared to the prior year period.
According to the Recreation Vehicle Industry Association ("RVIA"), wholesale shipments totaled approximately 171,500 units in the first quarter of 2022, an increase of 15% compared to approximately 148,500 units in the first quarter of 2021. The increase in wholesale unit shipments in the first quarter of 2022 is attributed to continued RV dealer demand for RV units. This increase in dealer demand is correlated with continued consumer demand for RV units, as dealers replenish inventories to match consumer demand and prepare for expected continued momentum in the RV industry. We estimate RV retail unit sales decreased 10-15% in the first quarter of 2022 in comparison to the first quarter of 2021 (which was a record quarter in relation to historical first quarter trends).
Marine Industry
Sales to the marine industry, which represented approximately 16% of the Company's consolidated net sales in both the first quarters of 2022 and 2021, increased 62% in the first quarter of 2022 compared to the prior year quarter.
Our marine revenue is generally correlated to marine wholesale powerboat unit shipments which, according to National Marine Manufacturers Association ("NMMA"), remained relatively constant for the first quarter of 2022 compared to the prior year period. Marine retail powerboat unit sales decreased an estimated 9% in the first quarter of 2022 compared to the prior year period, primarily as a result of a lack of retail units available for purchase due to low inventory levels. Estimated wholesale shipments slightly outpaced retail shipments in the first quarter of 2022, and we estimate that marine dealer inventory levels continue to remain low.
Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 13% and 14% of the Company’s sales in the first quarter of 2022 and 2021, respectively, increased 44% in the first quarter of 2022 compared to the first quarter of 2021. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased 11% in the first quarter of 2022 compared to the prior year period.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 10% and 11% of our sales in the first quarter of 2022 and 2021, respectively, and increased 39% in the first quarter of 2022 compared to the prior year quarter. Overall, our revenues in these markets are focused on the residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that approximately 65% of our industrial business is directly tied to the residential housing market, with the remaining 35% directly tied to the non-residential and commercial markets.
According to the U.S. Census Bureau, combined new housing starts increased 10% in the first quarter of 2022 compared to the prior year quarter, with single family housing starts increasing 4% and multifamily housing starts increasing 30% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

REVIEW OF CONSOLIDATED OPERATING RESULTS
First Quarter Ended March 27, 2022 Compared to 2021
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	First Quarter Ended
($ in thousands)	March 27, 2022		March 28, 2021		Amount Change	% Change
Net sales	$1,342,175	100.0%	$850,483	100.0%	$491,692	58%
Cost of goods sold	1,046,830	78.0%	688,951	81.0%	357,879	52%
Gross profit	295,345	22.0%	161,532	19.0%	133,813	83%
Warehouse and delivery expenses	41,169	3.1%	29,913	3.5%	11,256	38%
Selling, general and administrative expenses	75,560	5.6%	51,232	6.0%	24,328	47%
Amortization of intangible assets	16,861	1.3%	11,906	1.4%	4,955	42%
Operating income	161,755	12.1%	68,481	8.1%	93,274	136%
Interest expense, net	14,886	1.1%	11,179	1.3%	3,707	33%
Income taxes	34,196	2.5%	9,789	1.2%	24,407	249%
Net income	$112,673	8.4%	$47,513	5.6%	$65,160	137%
Net Sales. Net sales in the first quarter of 2022 increased $491.7 million, or 58%, to $1,342.2 million from $850.5 million in the first quarter of 2021. The net sales increase in the first quarter of 2022 reflects strong demand for our products across all end markets as well as the contribution of acquisitions completed in 2021. The Company's RV market sales increased 64%, marine market sales increased 62%, MH market sales increased 44% and industrial market sales increased 39% when compared to the prior year quarter.
Revenue attributable to acquisitions completed in the first three months of 2022 was $8.4 million in the first quarter of 2022. Revenue attributable to acquisitions completed in the first three months of 2021 was $5.4 million in the first quarter of 2021.
The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2022 increased approximately 33% to $4,370 from $3,288 for the first quarter of 2021. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2022 increased approximately 73% to an estimated $4,113 from $2,371 for the first quarter of 2021. MH content per wholesale unit (on a trailing twelve-month basis) for the first quarter of 2022 increased approximately 19% to $5,501 from $4,611 for the first quarter of 2021.
Cost of Goods Sold. Cost of goods sold increased $357.8 million, or 52%, to $1,046.8 million in the first quarter of 2022 from $689.0 million in 2021. As a percentage of net sales, cost of goods sold decreased 300 basis points during the first quarter of 2022 to 78.0% from 81.0% in 2021.
Cost of goods sold as a percentage of net sales decreased in the first quarter 2022 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2021 and into 2022 that have begun to have a positive impact on costs, (ii) volume-driven efficiencies as a result of leveraging fixed overhead, (iii) improved labor efficiencies as a result of investment in human capital and improved retention rates, and (iv) synergies and different cost profiles from acquisitions completed in 2021 and 2022. These four factors contributed to a 350 basis point decrease in labor as a percentage of net sales and 120 basis point decrease in overhead as a percentage of net sales, partially offset by a 170 basis point increase in material costs as a percentage of net sales as a result of supply-chain constraints, and an increase in certain commodity cost inputs. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.

Gross Profit. Gross profit increased $133.8 million, or 83%, to $295.3 million in the first quarter of 2022 from $161.5 million in 2021. As a percentage of net sales, gross profit increased 300 basis points to 22.0% in the first quarter of 2022 from 19.0% in the same period in 2021.
The increase in gross profit as a percentage of net sales in the first quarter ended March 27, 2022 compared to the same period in 2021 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $11.3 million, or 38%, to $41.2 million in the first quarter of 2022 from $29.9 million in the first quarter of 2021. As a percentage of net sales, warehouse and delivery expenses decreased 40 basis points to 3.1% in the first quarter of 2022 compared to 3.5% in the first quarter of 2021.
The increase in warehouse and delivery expenses is attributable to the increase in sales. However, the decrease as a percentage of net sales is primarily attributable to leveraging certain fixed warehousing costs and the lower proportion of MH sales in the first quarter of 2022 as compared to 2021, which have higher warehouse and delivery costs as a percentage of net sales.
Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $24.4 million, or 47%, to $75.6 million in the first quarter of 2022 from $51.2 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 5.6% in the first quarter of 2022 compared to 6.0% in the first quarter of 2021.
The increase in SG&A expenses in the first quarter of 2022 compared to 2021 is primarily due to (i) the increase in net sales, and (ii) increases in the breadth and depth of corporate resources, specifically our investments in human capital and other initiatives to support the size and growth of the Company. As a percentage of sales, SG&A expenses decreased 40 basis points for the first quarter of 2022 compared to the first quarter of 2021. This decrease is primarily a result of the fixed nature of certain SG&A expenses.
Amortization of Intangible Assets. Amortization of intangible assets increased $5.0 million, or 42%, to $16.9 million in the first quarter of 2022 from $11.9 million in the prior year quarter. The increase in the first quarter of 2022 compared to the prior year period primarily reflects the impact of businesses acquired in 2021 and 2022.
Operating Income. Operating income increased $93.3 million, or 136%, to $161.8 million in the first quarter of 2022 from $68.5 million in 2021. As a percentage of net sales, operating income increased 400 basis points to 12.1% in the first quarter of 2022 versus 8.1% in the same period in 2021. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $3.7 million, or 33%, to $14.9 million in the first quarter of 2022 from $11.2 million in the prior year period.
The increase in interest expense reflects (i) increased borrowings related to 2021 acquisitions and (ii) the Company's issuance of its 4.75% Senior Notes in April 2021 and 1.75% Convertible Notes in December 2021.
Income Taxes. Income tax expense increased $24.4 million in the first quarter of 2022 to $34.2 million from $9.8 million in the prior year period.
The increase in income tax expense is due primarily to an increase in pretax income as well as an increase in the effective tax rate. The effective tax rate in the first quarter of 2022 and 2021 was 23.3% and 17.1%, respectively. The 2022 and 2021 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $4.0 million and $5.7 million, respectively.
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
First Quarter Ended March 27, 2022 Compared to 2021
General

In the discussion that follows, sales attributable to the Company’s reportable segments include intersegment sales and gross profit includes the impact of intersegment operating activity.
The table below presents information about the sales, gross profit and operating income of the Company’s reportable segments. A reconciliation of consolidated operating income is presented in Note 14 of the Notes to Condensed Consolidated Financial Statements.

	First Quarter Ended
(thousands)	March 27, 2022	March 28, 2021	Amount Change	% Change
Sales
Manufacturing	$998,585	$614,564	$384,021	62%
Distribution	365,734	251,130	114,604	46%
Gross Profit
Manufacturing	236,286	120,926	115,360	95%
Distribution	75,768	44,150	31,618	72%
Operating Income
Manufacturing	170,544	78,429	92,115	117%
Distribution	45,966	21,175	24,791	117%
Manufacturing
Sales. Sales increased $384.0 million, or 62%, to $998.6 million in the first quarter of 2022 from $614.6 million in the prior year quarter. This segment accounted for approximately 73% and 71% of the Company’s sales for the first quarter of 2022 and 2021, respectively. The sales increase in the first quarter of 2022 compared to 2021 was attributed to sales increases in all four of the Company's end markets, where sales to the RV end market increased 73%, marine increased 57%, MH increased 50% and industrial increased 43%. Net sales in the first quarter of 2022 and 2021 attributable to acquisitions completed in the first three months of 2022 and 2021 was approximately $8.4 million and $4.8 million, respectively.
Gross Profit. Gross profit increased $115.4 million, or 95%, to $236.3 million in the first quarter of 2022 from $120.9 million in the first quarter of 2021. As a percentage of sales, gross profit increased to 23.7% in the first quarter of 2022 from 19.7% in the first quarter of 2021.
Gross profit margin increased during the first quarter of 2022 compared to first quarter of 2021 primarily due to a 220 basis point decrease in manufacturing labor as a percentage of sales and a 230 basis point decrease in manufacturing overhead as a percentage of sales, partially offset by a 50 basis point increase in manufacturing material expense as a percentage of sales as a result of supply-chain constraints and increased material costs.

Operating Income. Operating income increased $92.1 million, or 117%, to $170.5 million in the first quarter of 2022 from $78.4 million in the prior year quarter. The overall increase in operating income in the first quarter of 2022 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $114.6 million, or 46%, to $365.7 million in the first quarter of 2022 from $251.1 million in the prior year quarter. This segment accounted for approximately 27% and 29% of the Company’s sales for the first quarter of 2022 and 2021, respectively. The sales increase in the first quarter of 2022 compared to the first quarter of 2021 was attributed to a 46% increase in our RV market sales, a 201% increase in marine market sales, a 38% increase in MH market sales, and a 6% increase in industrial market sales. Net sales in the first quarter of 2021 attributable to acquisitions completed in the first three months of 2021 was approximately $0.6 million.
Gross Profit. Gross profit increased $31.6 million, or 72%, to $75.8 million in the first quarter of 2022 from $44.2 million in the first quarter of 2021. As a percentage of sales, gross profit increased to 20.7% in the first quarter of 2022 from 17.6% in the first quarter of 2021.
Gross profit margin increased during the first quarter of 2022 compared to first quarter of 2021 primarily due to a 610 basis point decrease in distribution labor as a percentage of sales partially offset by a 300 basis point increase in distribution material expense as a percentage of sales as a result of supply-chain constraints and increased material costs.
Operating Income. Operating income increased $24.8 million, or 117%, to $46.0 million in the first quarter of 2022 from $21.2 million in the prior year quarter. The improvement in operating income in the first quarter of 2022 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at March 27, 2022 consisted of cash and cash equivalents of $63.8 million and $255.6 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash used in operating activities was $23.0 million in the first quarter of 2022 compared to net cash provided by operating activities of $50.3 million in the first quarter of 2021. The change is primarily attributable to an increase in use of cash for net working capital of $140.3 million, associated primarily with investments in inventory to support customer needs and growth of accounts receivable in line with net sales. This use of cash was partially offset by a source of cash from (i) a $65.2 million increase in net income and (ii) a $7.7 million increase in depreciation and amortization.
Investing Activities
Net cash used in investing activities increased $98.1 million to $143.1 million in the first quarter of 2022 from $45.0 million in the first quarter of 2021 primarily due to an increase in cash used in business acquisitions of $102.7 million.
Financing Activities
Net cash provided by financing activities was $107.2 million in the first quarter of 2022 compared to a $43.8 million use of cash in the first quarter of 2021. This change is primarily due to (i) $154.0 million in net revolver borrowings in the first quarter of 2022 compared to $27.0 million in net revolver repayments in the first quarter of 2021 and (ii) a $4.5 million decrease in taxes paid for share-based payment arrangements, partially offset by a $26.5 million increase in stock repurchases and dividends to shareholders.

Summary of Liquidity and Capital Resources
At March 27, 2022, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its current credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the Company's current credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the credit facility (the "2021 Credit Agreement").
As of and for the reporting period ended March 27, 2022, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of March 27, 2022 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.54
Consolidated fixed charge coverage ratio (12-month period)	1.50	6.73
In addition, as of March 27, 2022, the Company's consolidated total net leverage ratio (12-month period) was 2.24. While this ratio was a covenant under the Company’s credit agreement in existence prior to the 2021 Credit Agreement, it is not a covenant under the 2021 Credit Agreement. However, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.
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
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies which are summarized in the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on consumer demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital. See “Risk Factors — Risks Related to Our Business” below.
Subsequent Events
We evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements with respect to financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive position, growth opportunities for existing products, plans and objectives of management, markets for the common stock of Patrick Industries, Inc. and other matters from time to time and desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements. The statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as other statements contained in this quarterly report and statements contained in future filings with the Securities and Exchange Commission (“SEC”), publicly disseminated press releases, quarterly earnings conference calls, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. The Company does not undertake to publicly update or revise any forward-looking statements. Information about certain risks that could affect our business and cause actual results to differ from those expressed or implied in the forward-looking statements are contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in the Company's Forms 10-Q for subsequent quarterly periods, which are filed with the SEC and are available on the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Debt Obligations under Credit Agreement
At March 27, 2022, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $4.3 million, assuming average borrowings, including our term loan, subject to variable rates of $433.4 million, which was the amount of such borrowings outstanding at March 27, 2022 subject to variable rates. The $433.4 million excludes deferred financing costs related to the term loan.
Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the first quarter of 2022. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the first quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional capital.

There have been no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 23, 2022	166,236	$69.77	166,236	$11,011,609
January 24 - February 27, 2022	219,097	65.98	65,190	95,544,224
February 28 - March 27, 2022	134,201	65.01	134,201	86,821,264
	519,534		365,627
(1) Amount includes 153,907 shares of common stock purchased by the Company in aggregate in February 2022 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
(2) See Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information about the Company's stock repurchase program.

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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: May 5, 2022	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President Finance, Chief Financial Officer and Treasurer

Date: May 5, 2022	By:	/s/ James E. Rose
James E. Rose
Vice President Finance and Principal Accounting Officer