Form 10-Q
period 2022-06-26
PATRICK INDUSTRIES INC
filed 2022-08-04
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 26, 2022
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
As of July 22, 2022, there were 22,864,264 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
NET SALES	$1,475,693	$1,019,953	$2,817,868	$1,870,436
Cost of goods sold	1,148,589	815,476	2,195,419	1,504,427
GROSS PROFIT	327,104	204,477	622,449	366,009
Operating Expenses:
Warehouse and delivery	44,047	34,815	85,216	64,728
Selling, general and administrative	90,485	60,365	166,045	111,597
Amortization of intangible assets	18,545	14,031	35,406	25,937
Total operating expenses	153,077	109,211	286,667	202,262
OPERATING INCOME	174,027	95,266	335,782	163,747
Interest expense, net	14,802	14,580	29,688	25,759
Income before income taxes	159,225	80,686	306,094	137,988
Income taxes	42,701	21,701	76,897	31,490
NET INCOME	$116,524	$58,985	$229,197	$106,498

BASIC NET INCOME PER COMMON SHARE	$5.24	$2.57	$10.25	$4.66
DILUTED NET INCOME PER COMMON SHARE	$4.79	$2.52	$9.33	$4.56

Weighted average shares outstanding – Basic	22,230	22,948	22,369	22,844
Weighted average shares outstanding – Diluted	24,444	23,435	24,655	23,360

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Second Quarter Ended		Six Months Ended
(thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
NET INCOME	$116,524	$58,985	$229,197	$106,498
Other comprehensive income, net of tax:
Unrealized gain of hedge derivatives	—	1,018	757	1,993
Other	(75)	(11)	(46)	(70)
Total other comprehensive income	(75)	1,007	711	1,923
COMPREHENSIVE INCOME	$116,449	$59,992	$229,908	$108,421

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	June 26, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$77,025	$122,849
Trade and other receivables, net	355,352	172,392
Inventories	738,908	614,356
Prepaid expenses and other	52,087	64,478
Total current assets	1,223,372	974,075
Property, plant and equipment, net	339,624	319,493
Operating lease right-of-use assets	165,631	158,183
Goodwill	605,086	551,377
Intangible assets, net	683,989	640,456
Other non-current assets	7,129	7,147
TOTAL ASSETS	$3,024,831	$2,650,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	43,211	40,301
Accounts payable	219,315	203,537
Accrued liabilities	203,385	181,439
Total current liabilities	473,411	432,777
Long-term debt, less current maturities, net	1,474,743	1,278,989
Long-term operating lease liabilities	125,198	120,161
Deferred tax liabilities, net	40,515	36,453
Other long-term liabilities	13,374	14,794
TOTAL LIABILITIES	2,127,241	1,883,174
SHAREHOLDERS’ EQUITY
Common stock	191,295	196,383
Additional paid-in-capital	—	59,668
Accumulated other comprehensive loss	(1,517)	(2,228)
Retained earnings	707,812	513,734
TOTAL SHAREHOLDERS’ EQUITY	897,590	767,557
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,024,831	$2,650,731

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(thousands)	June 26, 2022	June 27, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$229,197	$106,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,975	48,715
Stock-based compensation expense	10,244	10,336
Amortization of convertible notes debt discount	924	3,643
Deferred income taxes	—	8,534
(Gain) loss on sale of property, plant and equipment	(5,548)	33
Other non-cash items	4,193	1,859
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(162,083)	(116,625)
Inventories	(90,020)	(54,646)
Prepaid expenses and other assets	13,463	3,998
Accounts payable, accrued liabilities and other	10,951	66,400
Net cash provided by operating activities	74,296	78,745
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(44,467)	(26,345)
Proceeds from sale of property, plant and equipment	7,296	112
Business acquisitions, net of cash acquired	(150,389)	(252,660)
Other	—	(2,000)
Net cash used in investing activities	(187,560)	(280,893)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	58,750
Term debt repayments	(1,875)	(1,250)
Borrowings on revolver	595,882	425,475
Repayments on revolver	(455,882)	(565,475)
Proceeds from senior notes offering	—	350,000
Stock repurchases under buyback program	(40,385)	(21,550)
Cash dividends paid to shareholders	(15,666)	(13,061)
Taxes paid for share-based payment arrangements	(10,035)	(14,885)
Payment of deferred financing costs and other	—	(5,798)
Payment of contingent consideration from a business acquisition	(4,780)	(1,000)
Proceeds from exercise of common stock options	181	4,577
Net cash provided by financing activities	67,440	215,783
Increase (decrease) in cash and cash equivalents	(45,824)	13,635
Cash and cash equivalents at beginning of year	122,849	44,767
Cash and cash equivalents at end of period	$77,025	$58,402

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Second Quarter Ended June 26, 2022
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance March 27, 2022	$188,433	$—	$(1,442)	$—	$612,981	$799,972
Net income	—	—	—	—	116,524	116,524
Dividends declared	—	—	—	—	(7,579)	(7,579)
Other comprehensive loss, net of tax	—	—	(75)	—	—	(75)
Stock repurchases under buyback program	(2,416)	—	—	—	(14,114)	(16,530)
Repurchase of shares for tax payments related to the vesting and exercising of share-based grants	(36)	—	—	—	—	(36)
Issuance of shares upon exercise of common stock options	181	—	—	—	—	181
Stock-based compensation expense	5,133	—	—	—	—	5,133
Balance June 26, 2022	$191,295	$—	$(1,517)	$—	$707,812	$897,590

Second Quarter Ended June 27, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance March 28, 2021	$174,920	$24,387	$(5,136)	$—	$401,104	$595,275
Net income	—	—	—	—	58,985	58,985
Dividends declared	—	—	—	—	(6,657)	(6,657)
Other comprehensive income, net of tax	—	—	1,007	—	—	1,007
Share repurchases under buyback program	—	—	—	(21,550)	—	(21,550)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(421)	—	—	—	—	(421)
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Issuance of shares upon exercise of common stock options	383			—		383
Stock-based compensation expense	6,038	—	—	—	—	6,038
Balance June 27, 2021	$191,131	$24,387	$(4,129)	$(21,550)	$453,432	$643,271

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Six Months Ended June 26, 2022
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$—	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	—	15,975	(43,693)
Net income	—	—	—	—	229,197	229,197
Dividends declared	—	—	—	—	(15,263)	(15,263)
Other comprehensive income, net of tax	—	—	711	—	—	711
Share repurchases under buyback program	(5,478)	—	—	—	(35,831)	(41,309)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(10,035)	—	—	—	—	(10,035)
Issuance of shares upon exercise of common stock options	181	—	—	—	—	181
Stock-based compensation expense	10,244	—	—	—	—	10,244
Balance June 26, 2022	$191,295	$—	$(1,517)	$—	$707,812	$897,590

Six Months Ended June 27, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$—	$360,214	$559,441
Net income	—	—	—	—	106,498	106,498
Dividends declared	—	—	—	—	(13,280)	(13,280)
Other comprehensive income, net of tax	—	—	1,923	—	—	1,923
Share repurchases under buyback program	—	—	—	(21,550)	—	(21,550)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,885)	—	—	—	—	(14,885)
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Issuance of shares upon exercise of common stock options	4,577	—	—	—	—	4,577
Stock-based compensation expense	10,336	—	—	—	—	10,336
Balance June 27, 2021	$191,131	$24,387	$(4,129)	$(21,550)	$453,432	$643,271

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of June 26, 2022 and December 31, 2021, its results of operations for the second quarter and six months ended June 26, 2022 and June 27, 2021, and its cash flows for the six months ended June 26, 2022 and June 27, 2021.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of other non-cash items in the condensed consolidated statements of cash flows. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the second quarter and six months ended June 26, 2022 are not necessarily indicative of the results that we will realize or expect for the full year ending December 31, 2022.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The second quarter of fiscal year 2022 ended on June 26, 2022 and the second quarter of fiscal year 2021 ended on June 27, 2021.
In preparation of Patrick’s condensed consolidated financial statements as of and for the second quarter and six months ended June 26, 2022, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2022 using a modified retrospective transition approach. The primary impact on our condensed consolidated financial statements as a result of the adoption of ASU 2020-06 was a reduction in non-cash interest expense for our 1.00% Convertible Notes due 2023, an increase in diluted shares outstanding used to calculate diluted net income per share and a resulting reduction in diluted net income per share for the second quarter and first six months of 2022 attributable to the application of the if-converted method for such convertible notes. In addition, the adoption resulted in the recognition of a $56.0 million increase to the carrying value of convertible notes payable through a decrease in the convertible notes debt discount, a $12.4 million decrease in "Deferred tax liabilities, net", and a $59.7 million decrease in "Additional paid-in-capital", resulting in a cumulative adjustment to the opening balance of retained earnings as an increase of $16.0 million as of January 1, 2022. In line with the adoption, our diluted share count increased by approximately 2.1 million shares for the second quarter and six months ended June 26, 2022, a 9% increase. Net income used in the calculation of diluted net income per share increased $0.5 million and $0.9 million, respectively, for the second quarter and first six months of 2022 in relation to the effect of interest on potentially dilutive convertible notes, as shown in Note 8. The adoption resulted in an overall decrease of $0.41 and $0.81, respectively, to diluted net income per share for the second quarter and first six months of 2022. There was no impact on the Company's condensed consolidated statement of cash flows upon adoption of ASU 2020-06.
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
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarter Ended June 26, 2022
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$575,338	$262,097	$837,435
Marine	272,996	17,327	290,323
Manufactured Housing	99,020	101,371	200,391
Industrial	136,621	10,923	147,544
Total	$1,083,975	$391,718	$1,475,693

	Second Quarter Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$397,613	$197,818	$595,431
Marine	156,350	10,143	166,493
Manufactured Housing	68,367	70,724	139,091
Industrial	106,711	12,227	118,938
Total	$729,041	$290,912	$1,019,953

	Six Months Ended June 26, 2022
(thousands)	Manufacturing	Distribution	Total
Market Type:
Recreational Vehicle	$1,145,360	$512,679	$1,658,039
Marine	480,497	30,800	511,297
Manufactured Housing	184,006	189,949	373,955
Industrial	253,721	20,856	274,577
Total	$2,063,584	$754,284	$2,817,868

	Six Months Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$727,225	$369,632	$1,096,857
Marine	288,688	14,614	303,302
Manufactured Housing	125,001	134,808	259,809
Industrial	188,883	21,585	210,468
Total	$1,329,797	$540,639	$1,870,436
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	June 26, 2022	December 31, 2021
Raw materials	$384,459	$315,269
Work in process	28,718	30,801
Finished goods	123,806	101,763
Less: reserve for inventory obsolescence	(13,884)	(9,573)
Total manufactured goods, net	523,099	438,260
Materials purchased for resale (distribution products)	221,717	181,921
Less: reserve for inventory obsolescence	(5,908)	(5,825)
Total materials purchased for resale (distribution products), net	215,809	176,096
Total inventories	$738,908	$614,356

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended June 26, 2022 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2021	$481,906	$69,471	$551,377
Acquisitions	53,972	—	53,972
Adjustments to preliminary purchase price allocations	(2,033)	1,770	(263)
Balance - June 26, 2022	$533,845	$71,241	$605,086
Intangible assets, net consist of the following as of June 26, 2022 and December 31, 2021:

(thousands)	June 26, 2022	December 31, 2021
Customer relationships	$667,003	$617,814
Non-compete agreements	23,212	21,284
Patents	61,100	50,038
Trademarks	182,657	165,897
	933,972	855,033
Less: accumulated amortization	(249,983)	(214,577)
Intangible assets, net	$683,989	$640,456

Changes in the carrying value of intangible assets for the six months ended June 26, 2022 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2021	$534,827	$105,629	$640,456
Acquisitions	78,560	—	78,560
Amortization	(30,217)	(5,189)	(35,406)
Adjustments to preliminary purchase price allocations	(1,178)	1,557	379
Balance - June 26, 2022	$581,992	$101,997	$683,989

6.	ACQUISITIONS
General
The Company completed two acquisitions in the second quarter of 2022 and completed three acquisitions in the six months ended June 26, 2022 (the "2022 Acquisitions"). For the second quarter and six months ended June 26, 2022, net sales included in the Company's condensed consolidated statements of income related to the 2022 Acquisitions were $40.8 million and $49.2 million, respectively, and operating income was $7.6 million and $9.0 million, respectively. Acquisition-related costs associated with the 2022 Acquisitions were immaterial. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed three acquisitions in the second quarter of 2021 and completed seven acquisitions in the six months ended June 27, 2021. For the second quarter and six months ended June 27, 2021, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first six months of 2021 were $56.7 million and $62.1 million, respectively, and operating income relating to acquisitions was $6.0 million for each of these periods.

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
In connection with certain acquisitions, if certain financial results for the acquired businesses are achieved, the Company is required to pay additional cash consideration. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As of June 26, 2022, the aggregate fair value of the estimated contingent consideration payments was $10.7 million, of which $7.2 million is included in "Accrued liabilities" and $3.5 million is included in “Other long-term liabilities” on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the estimated contingent consideration payments was $12.3 million, of which $7.0 million was included in the line item "Accrued liabilities" and $5.3 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $15.0 million in the aggregate as of June 26, 2022. In the second quarter and six months ended June 26, 2022, the Company recorded $1.9 million and $3.0 million, respectively, in non-cash increases to contingent consideration liabilities, which are reflected as charges within selling, general and administrative expense in the condensed consolidated statement of income, representing changes in the amount of consideration expected to be paid. These charges relate to changes in projected performance of certain acquisitions compared to the projected performance originally used in calculating the projected fair values of the contingent consideration of such acquisitions. In the second quarter and six months ended June 26, 2022, the Company made cash payments of approximately $1.0 million and $6.4 million, respectively, related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities.
2022 Acquisitions
The Company completed three acquisitions in the six months ended June 26, 2022, including the following two previously announced acquisitions:

Company	Segment	Description
Rockford Corporation	Manufacturing	Designer and manufacturer of audio systems and components through its brand Rockford Fosgate®, primarily serving the powersports and automotive aftermarkets, based in Tempe, Arizona, acquired in March 2022
Diamondback Towers, LLC	Manufacturing	Manufacturer of wakeboard/ski towers and accessories for marine original equipment manufacturers ("OEMs"), based in Cocoa, Florida, acquired in May 2022
Inclusive of one acquisition not discussed above, total cash consideration for the 2022 Acquisitions was approximately $149.7 million. One of the 2022 Acquisitions, Rockford Corporation, accounted for $132.6 million in total consideration, $20.6 million in trade receivables, $32.7 million in inventory, $1.4 million in prepaid expenses, $5.3 million in fixed assets, $2.9 million in operating right-of-use assets, $70.0 million in intangible assets, $24.3 million in accounts payable and accrued liabilities, $2.9 million in operating right-of-use obligations, $16.7 million in deferred tax liabilities, and $43.5 million in goodwill. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates.

2021 Acquisitions
The Company completed 13 acquisitions in the year ended December 31, 2021, including the following seven previously announced acquisitions (together, the "2021 Acquisitions"):

Company	Segment	Description
Sea-Dog Corporation & Sea-Lect Plastics (collectively, "Sea-Dog")	Distribution & Manufacturing	Distributor of a variety of marine and powersports hardware and accessories to distributors, wholesalers, retailers, and manufacturers and provider of plastic injection molding, design, product development and tooling to companies and government entities, based in Everett, Washington, acquired in March 2021.
Hyperform, Inc.	Manufacturing	Manufacturer of high-quality, non-slip foam flooring, operating under the SeaDek brand name, for the marine OEM market and aftermarket as well as serving the pool and spa, powersports and utility markets under the SwimDek and EndeavorDek brand names, with manufacturing facilities in Rockledge, Florida and Cocoa, Florida, acquired in April 2021.
Alpha Systems, LLC	Manufacturing & Distribution
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
Inclusive of six acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $509.3 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, primarily related to the valuation of property, plant, and equipment and intangible assets, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Purchase accounting adjustments are complete for all 2021 Acquisitions completed through June 27, 2021. Changes to preliminary purchase accounting estimates recorded in the second quarter ended June 26, 2022 related to the 2021 Acquisitions, individually and in the aggregate, were immaterial and relate primarily to the valuation of intangible and fixed assets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2022 Acquisitions and the 2021 Acquisitions:

(thousands)	2022 Acquisitions	2021 Acquisitions
Consideration
Cash, net of cash acquired(1)	$149,736	$509,339
Working capital holdback and other, net(2)	2,939	(279)
Common stock issuance(3)	—	10,211
Contingent consideration(4)	1,600	4,730
Total consideration	154,275	524,001

Assets Acquired
Trade receivables	$21,472	$26,218
Inventories	34,690	69,343
Prepaid expenses & other	1,395	13,740
Property, plant & equipment	6,813	55,470
Operating lease right-of-use assets	3,516	25,530
Identifiable intangible assets	77,890	245,924
Liabilities Assumed
Current portion of operating lease obligations	(785)	(5,518)
Accounts payable & accrued liabilities	(25,282)	(32,326)
Operating lease obligations	(2,731)	(20,012)
Deferred tax liabilities and other long-term liabilities	(16,675)	(1,996)
Total fair value of net assets acquired	100,303	376,373
Goodwill(5)	53,972	147,628
	$154,275	$524,001
(1) Amounts include cash used to pay off outstanding debt obligations at the time of acquisition.
(2) Certain acquisitions contain working capital holdbacks which are typically settled after a 90-day period following the close of the acquisition. This value represents the remaining amounts due to (from) sellers as of June 26, 2022.
(3) In connection with one of the 2021 Acquisitions, the Company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date.
(4) These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(5) Goodwill is tax-deductible for the 2022 Acquisitions, except Rockford Corporation (approximately $43.5 million), and for the 2021 Acquisitions, except Tumacs Covers (approximately $6.2 million).

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

The following table presents our estimates of identifiable intangible assets for the 2022 Acquisitions and the 2021 Acquisitions:

(thousands, except year data)	Estimated Useful Life (in years)	2022 Acquisitions	2021 Acquisitions
Customer relationships	10	$48,490	$161,652
Non-compete agreements	5	2,410	4,913
Patents	10 - 18	10,041	27,310
Trademarks	Indefinite	16,949	52,049
		$77,890	$245,924
For the acquisition of Rockford Corporation previously mentioned, the $70.0 million of identifiable intangible assets consists of $42.0 million for customer relationships, $2.1 million for non-compete agreements, $10.5 million for patents (estimated useful life of 15 years), and $15.4 million for trademarks.

Pro Forma Information
The following pro forma information for the second quarter and six months ended June 26, 2022 and June 27, 2021 assumes the 2022 Acquisitions and the 2021 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2022 Acquisitions and 2021 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.1 million and $1.1 million for the second quarter and six months ended June 26, 2022, respectively, and $4.6 million and $10.8 million for the second quarter and six months ended June 27, 2021, respectively.

	Second Quarter Ended		Six Months Ended
(thousands, except per share data)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue	$1,478,392	$1,123,924	$2,852,364	$2,114,986
Net income	116,560	69,338	231,928	128,097
Basic net income per common share	5.24	3.02	10.37	5.61
Diluted net income per common share	4.79	2.96	9.44	5.48
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION
The Company recorded expense of approximately $5.1 million and $10.2 million in the second quarter and six months ended June 26, 2022, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $6.0 million and $10.3 million was recorded in the second quarter and six months ended June 27, 2021, respectively.
The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the six months ended June 26, 2022 totaling 235,869 shares in the aggregate at an average fair value of $64.63 at grant date for a total fair value at grant date of $15.2 million.

As of June 26, 2022, there was approximately $30.9 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 18.7 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the second quarter and six months of 2022 and 2021 is as follows:

	Second Quarter Ended		Six Months Ended
(thousands except per share data)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Numerator:
Net income for basic per share calculation	$116,524	$58,985	$229,197	$106,498
Effect of interest on potentially dilutive convertible notes, net of tax	481	—	939	—
Net income for dilutive per share calculation	$117,005	$58,985	$230,136	$106,498
Denominator:
Weighted average common shares outstanding - basic	22,230	22,948	22,369	22,844
Weighted average impact of potentially dilutive convertible notes	2,052	—	2,047	—
Weighted average impact of potentially dilutive securities	162	487	239	516
Weighted average common shares outstanding - diluted	24,444	23,435	24,655	23,360
Net income per common share:
Basic net income per common share	$5.24	$2.57	$10.25	$4.66
Diluted net income per common share	$4.79	$2.52	$9.33	$4.56
An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method for all periods presented.

9.	DEBT
A summary of total debt outstanding at June 26, 2022 and December 31, 2021 is as follows:

(thousands)	June 26, 2022	December 31, 2021
Long-term debt:
1.00% convertible notes due 2023	$172,500	$172,500
Term loan due 2026	142,500	144,375
Revolver due 2026	275,000	135,000
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,498,750	1,360,625
Less: convertible notes debt discount, net	(7,275)	(64,245)
Less: term loan deferred financing costs, net	(552)	(624)
Less: senior notes deferred financing costs, net	(8,680)	(9,267)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,474,743	$1,278,989
There were no material changes to any of our debt arrangements during the second quarter and six months ended June 26, 2022. The decrease in the convertible notes debt discount reflects the impact of the adoption of ASU 2020-06 on the carrying value of the convertible notes.
The interest rate for incremental borrowings under the Revolver due 2026 at June 26, 2022 was LIBOR plus 1.50% (or 2.52%) for the LIBOR-based option. The fee payable on committed but unused portions of the Revolver due 2026 was 0.20% at June 26, 2022.
Total cash interest paid for the second quarter of 2022 and 2021 was $23.9 million and $14.1 million, respectively, and $27.1 million and $17.4 million for the comparative six month periods, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company's credit facility exposes the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company previously entered into interest rate swaps, which matured in March 2022, and therefore have no further associated liability as of June 26, 2022.
The following table summarizes the fair value of derivative contracts included in the condensed consolidated balance sheets (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	June 26, 2022	December 31, 2021
Interest rate swaps	Accrued liabilities	$—	$1,017
The interest rate swaps were comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves and are classified as Level 2 in the fair value hierarchy.

11.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Second Quarter Ended
(thousands)	June 26, 2022	June 27, 2021
Operating lease cost	$12,563	$10,353

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,308	$10,117

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,007	$24,806

	Six Months Ended
(thousands)	June 26, 2022	June 27, 2021
Operating lease cost	$24,727	$19,938

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,235	$19,504

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29,732	$39,991
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	June 26, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$165,631	$158,183
Liabilities
Operating lease liabilities, current portion	$43,211	$40,301
Long-term operating lease liabilities	125,198	120,161
Total lease liabilities	$168,409	$160,462

Weighted average remaining lease term, operating leases (in years)	5.2	5.1
Weighted average discount rate, operating leases	3.8%	3.8%

Maturities of lease liabilities were as follows at June 26, 2022:

(thousands)
2022 (excluding the six months ended June 26, 2022)	$24,868
2023	46,133
2024	38,068
2025	28,319
2026	18,379
Thereafter	31,741
Total lease payments	187,508
Less imputed interest	(19,099)
Total	$168,409

As of June 26, 2022, outstanding leases have remaining lease terms ranging from 1 year to 17 years.

12.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at June 26, 2022 and December 31, 2021:

	June 26, 2022			December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$38.0	$—	$—	$118.4	$—	$—
7.50% senior notes due 2027(2)	—	286.1	—	—	319.5	—
4.75% senior notes due 2029(2)	—	273.8	—	—	350.6	—
1.75% convertible notes due 2028(2)	—	209.9	—	—	269.8	—
1.00% convertible notes due 2023(2)	—	170.2	—	—	194.1	—
Term loan due 2026(3)	—	142.5	—	—	144.4	—
Revolver due 2026(3)	—	275.0	—	—	135.0	—
Interest rate swaps(4)	—	—	—	—	1.0	—
Contingent consideration(5)	—	—	10.7	—	—	12.3
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of June 26, 2022 and December 31, 2021 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of June 26, 2022 and December 31, 2021 using the interest rate method.
(3) The carrying amounts of our term loan and revolver approximate fair value as of June 26, 2022 and December 31, 2021 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The interest rate swaps are discussed further in Note 10.
(5) The estimated fair value of the Company's contingent consideration is discussed further in Note 6.

13.	INCOME TAXES
The effective tax rate in the second quarter of 2022 and 2021 was 26.8% and 26.9%, respectively, and the effective tax rate for the comparable six month periods was 25.1% and 22.8%, respectively. The first six months of 2022 and 2021 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $4.0 million and $5.7 million, respectively.

Cash paid for income taxes, net of refunds, was $58.1 million and $76.5 million, respectively, in the second quarter and first six months of 2022 and $24.0 million and $24.1 million, respectively, in the second quarter and first six months of 2021.

14.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

Second Quarter Ended June 26, 2022
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,083,975	$391,718	$1,475,693
Intersegment sales	24,969	1,916	26,885
Total sales	1,108,944	393,634	1,502,578
Operating income	180,685	43,641	224,326

Second Quarter Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$729,041	$290,912	$1,019,953
Intersegment sales	16,042	1,517	17,559
Total sales	745,083	292,429	1,037,512
Operating income	99,428	31,201	130,629

Six Months Ended June 26, 2022
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,063,584	$754,284	$2,817,868
Intersegment sales	43,945	5,084	49,029
Total sales	2,107,529	759,368	2,866,897
Operating income	351,229	89,607	440,836

Six Months Ended June 27, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$1,329,797	$540,639	$1,870,436
Intersegment sales	29,850	2,920	32,770
Total sales	1,359,647	543,559	1,903,206
Operating income	177,857	52,376	230,233

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Second Quarter Ended		Six Months Ended
(thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Operating income for reportable segments	$224,326	$130,629	$440,836	$230,233
Unallocated corporate expenses	(31,754)	(21,332)	(69,648)	(40,549)
Amortization	(18,545)	(14,031)	(35,406)	(25,937)
Consolidated operating income	$174,027	$95,266	$335,782	$163,747
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
The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

(thousands)	June 26, 2022	December 31, 2021
Manufacturing assets	$2,392,993	$2,031,465
Distribution assets	522,227	464,575
Assets for reportable segments	2,915,220	2,496,040
Corporate assets unallocated to segments	32,586	31,842
Cash and cash equivalents	77,025	122,849
Consolidated total assets	$3,024,831	$2,650,731

15.	STOCK REPURCHASE PROGRAMS
In January 2022, the Company's Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $11.0 million remaining under the previous authorization. Approximately $70.3 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of June 26, 2022. The Company repurchased 288,627 shares of its common stock at an average price of $57.28 for an aggregate cost of $16.5 million in the second quarter ended June 26, 2022, and 654,254 shares of its common stock at an average price of $63.14 for an aggregate cost of $41.3 million in the six months ended June 26, 2022. The Company repurchased 260,000 shares of its common stock at an average price of $82.89 for an aggregate cost of $21.6 million in the second quarter and six months ended June 27, 2021.

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
The Company disclosed litigation concerning the Lusher Site Remediation Group in the Company's 2021 Form 10-K. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). The

Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first six months of 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings have occurred in the first six months of 2022. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Certain of our customers in the RV end market initiated recalls in 2021 involving certain products that were produced by a third party and sold by our Distribution segment. Although we do not believe we are legally responsible for costs related to the product recall, based on discussions with our customers and other developments subsequent to when these recalls were initiated, we believe it is probable that the Company will bear a portion of the total cost of the recalls. In the fourth quarter of 2021, we recorded an estimate of the Company's cost related to this matter, and have further reached agreements with certain customers in the second quarter of 2022 on the maximum financial obligation we may face. We have recorded an additional immaterial estimate of the Company's costs related to these agreements in the second quarter of 2022. We do not expect this matter to have a material adverse effect on our financial position, results of operations, or cash flows.

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Second Quarter and Six Months 2022 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 57% and 58% of the Company’s sales in the second quarter ended June 26, 2022 and June 27, 2021, respectively, and 59% for each of the comparative six month periods. Sales to the RV industry increased 41% in the second quarter of 2022 and increased 51% in the first six months of 2022, compared to the prior year periods.
According to the Recreation Vehicle Industry Association ("RVIA"), RV wholesale shipments in the second quarter of 2022 totaled approximately 152,400 units, compared to approximately 151,800 units in the second quarter of 2021. RV wholesale unit shipments for the first six months of 2022 totaled approximately 323,800 units, an increase of 8% from approximately 300,300 units in the comparative prior year period. We estimate RV retail unit sales for the second quarter of 2022 decreased 29% compared to the second quarter of 2021. We believe the excess of RV wholesale unit shipments over RV retail unit sales in the first six months of 2022 primarily indicates replenishment of RV dealer inventories compared to the historically low levels in the latter half of 2020 and 2021.

Marine Industry
Sales to the marine industry, which represented approximately 20% and 16% of the Company's consolidated net sales in the second quarter of 2022 and 2021, respectively, increased 74% in the second quarter of 2022 compared to the prior year quarter. For the first six months of 2022 and 2021, sales to the marine industry represented 18% and 16% of our consolidated net sales, respectively, increasing 69% in 2022 compared to the prior year period.
Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), increased 11% for the second quarter of 2022 and increased 3% for the first six months of 2022, compared to the prior year periods. Marine retail powerboat unit sales decreased an estimated 17% in the second quarter and first six months of 2022 compared to the prior year periods, primarily as a result of a limited retail units available for purchase caused in part by shortages in motors and certain electronic components used in OEM production. Estimated retail shipments continued to outpace wholesale shipments in the second quarter of 2022, and we estimate that marine dealer inventory levels continue to remain low.
Manufactured Housing ("MH") Industry
Sales to the MH industry, which represented 13% and 14% of the Company’s sales in the second quarter of 2022 and 2021, respectively, increased 44% in the second quarter of 2022 compared to the second quarter of 2021. MH sales represented 13% and 14% of the Company’s sales in the first six months of 2022 and 2021, respectively, and increased 44% in the first six months of 2022 compared to the first six months of 2021. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased 17% in the second quarter of 2022 and increased 15% in the first six months of 2022 compared to the prior year periods.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Sales to this market represented 10% and 12% of our sales in the second quarter of 2022 and 2021, respectively, and increased 24% in the second quarter of 2022 compared to the prior year quarter. Industrial sales represented 10% and 11% of the Company’s sales in the first six months of 2022 and 2021, respectively, and increased 30% in the first six months of 2022 compared to the first six months of 2021. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 60-70% of our industrial business is directly tied to the residential housing market, with the remaining 30-40% directly tied to the non-residential and commercial markets. While this mix shifted more toward the residential market in the second quarter of 2022 as a result of strong housing market activity, we expect the mix to return to our historical range over time.

According to the U.S. Census Bureau, combined new housing starts increased 3% in the second quarter of 2022 compared to the prior year quarter, with single family housing starts decreasing 3% and multifamily housing starts increasing 20% for the same period. For the first six months of 2022, combined new housing starts increased 6%, with single family housing starts remaining flat and multifamily housing starts increasing 20% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Second Quarter and Six Months Ended June 26, 2022 Compared to 2021
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Second Quarter Ended
($ in thousands)	June 26, 2022		June 27, 2021		Amount Change	% Change
Net sales	$1,475,693	100.0%	$1,019,953	100.0%	$455,740	45%
Cost of goods sold	1,148,589	77.8%	815,476	80.0%	333,113	41%
Gross profit	327,104	22.2%	204,477	20.0%	122,627	60%
Warehouse and delivery expenses	44,047	3.0%	34,815	3.4%	9,232	27%
Selling, general and administrative expenses	90,485	6.1%	60,365	5.9%	30,120	50%
Amortization of intangible assets	18,545	1.3%	14,031	1.4%	4,514	32%
Operating income	174,027	11.8%	95,266	9.3%	78,761	83%
Interest expense, net	14,802	1.0%	14,580	1.4%	222	2%
Income taxes	42,701	2.9%	21,701	2.1%	21,000	97%
Net income	$116,524	7.9%	$58,985	5.8%	$57,539	98%

	Six Months Ended
($ in thousands)	June 26, 2022		June 27, 2021		Amount Change	% Change
Net sales	$2,817,868	100.0%	$1,870,436	100.0%	$947,432	51%
Cost of goods sold	2,195,419	77.9%	1,504,427	80.4%	690,992	46%
Gross profit	622,449	22.1%	366,009	19.6%	256,440	70%
Warehouse and delivery expenses	85,216	3.0%	64,728	3.5%	20,488	32%
Selling, general and administrative expenses	166,045	5.9%	111,597	6.0%	54,448	49%
Amortization of intangible assets	35,406	1.3%	25,937	1.4%	9,469	37%
Operating income	335,782	11.9%	163,747	8.8%	172,035	105%
Interest expense, net	29,688	1.1%	25,759	1.4%	3,929	15%
Income taxes	76,897	2.7%	31,490	1.7%	45,407	144%
Net income	$229,197	8.1%	$106,498	5.7%	$122,699	115%
Net Sales. Net sales in the second quarter of 2022 increased $455.7 million, or 45%, to $1,475.7 million from $1,020.0 million in the second quarter of 2021. The net sales increase in the second quarter of 2022 reflects strong demand for our products across all end markets as well as the contribution of acquisitions completed in 2021 and 2022. The Company's RV market sales increased 41%, marine market sales increased 74%, MH market sales increased 44% and industrial market sales increased 24% when compared to the prior year quarter.
Net sales in the first six months of 2022 increased $947.5 million, or 51%, to $2,817.9 million from $1,870.4 million in the first six months of 2021. The net sales increase in the first six months of 2022 reflects strong demand for our products across all end markets as well as the contribution of acquisitions completed in 2021 and 2022. The Company's RV market sales increased 51%, marine market sales increased 69%, MH market sales increased 44% and industrial market sales increased 30% when compared to the prior year period.
Revenue attributable to acquisitions completed in the first six months of 2022 was $40.8 million in the second quarter of 2022 and $49.2 million in the first six months of 2022. Revenue attributable to acquisitions completed in the first six months of 2021 was $56.7 million in the second quarter of 2021 and $62.1 million in the first six months of 2021.

The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2022 increased approximately 34% to $4,754 from $3,543 for the second quarter of 2021. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2022 increased approximately 66% to an estimated $4,692 from $2,823 for the second quarter of 2021. MH content per wholesale unit (on a trailing twelve-month basis) for the second quarter of 2022 increased approximately 21% to $5,800 from $4,799 for the second quarter of 2021.
Cost of Goods Sold. Cost of goods sold increased $333.1 million, or 41%, to $1,148.6 million in the second quarter of 2022 from $815.5 million in 2021. As a percentage of net sales, cost of goods sold decreased 220 basis points during the second quarter of 2022 to 77.8% from 80.0% in 2021.
Cost of goods sold increased $691.0 million, or 46%, to $2,195.4 million in the first six months of 2022 from $1,504.4 million in 2021. As a percentage of net sales, cost of goods sold decreased 250 basis points during the first six months of 2022 to 77.9% from 80.4% in 2021.
Cost of goods sold as a percentage of net sales decreased in the second quarter and first six months of 2022 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2021 and into 2022 that have begun to have a positive impact on costs, (ii) volume-driven efficiencies as a result of leveraging fixed costs, (iii) improved labor efficiencies as a result of investment in human capital and improved retention rates, and (iv) synergies and different cost profiles from acquisitions completed in 2021 and 2022. For the second quarter of 2022, these four factors contributed to a 230 basis point decrease in labor as a percentage of net sales and 70 basis point decrease in overhead as a percentage of net sales, partially offset by a 80 basis point increase in material costs as a percentage of net sales as a result of supply-chain constraints, an increase in certain commodity cost inputs, and $3.7 million of inventory step-up adjustments from purchase accounting related to acquisitions. For the first six months of 2022, these four factors contributed to a 290 basis point decrease in labor as a percentage of net sales and 90 basis point decrease in overhead as a percentage of net sales, partially offset by a 120 basis point increase in material costs as a percentage of net sales as a result of supply-chain constraints, an increase in certain commodity cost inputs, and $6.8 million of inventory step-up adjustments from purchase accounting related to acquisitions. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $122.6 million, or 60%, to $327.1 million in the second quarter of 2022 from $204.5 million in 2021. As a percentage of net sales, gross profit increased 220 basis points to 22.2% in the second quarter of 2022 from 20.0% in the same period in 2021.
Gross profit increased $256.4 million, or 70%, to $622.4 million in the first six months of 2022 from $366.0 million in 2021. As a percentage of net sales, gross profit increased 250 basis points to 22.1% in the first six months of 2022 from 19.6% in the same period in 2021.
The increase in gross profit as a percentage of net sales in the second quarter and six months ended June 26, 2022 compared to the same periods in 2021 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $9.2 million, or 27%, to $44.0 million in the second quarter of 2022 from $34.8 million in the second quarter of 2021. As a percentage of net sales, warehouse and delivery expenses decreased 40 basis points to 3.0% in the second quarter of 2022 compared to 3.4% in the second quarter of 2021.
Warehouse and delivery expenses increased $20.5 million, or 32%, to $85.2 million in the first six months of 2022 from $64.7 million in the first six months of 2021. As a percentage of net sales, warehouse and delivery expenses decreased 50 basis points to 3.0% in the first six months of 2022 compared to 3.5% in the first six months of 2021.
The increase in warehouse and delivery expenses in the second quarter and first six months ended June 26, 2022 compared to the same 2021 periods is attributable to the increase in sales. However, the decrease as a percentage of net sales in these periods is primarily attributable to leveraging certain fixed warehousing costs and the lower proportion of MH sales in the second quarter and first six months of 2022 as compared to 2021, which have higher warehouse and delivery costs as a percentage of net sales.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $30.1 million, or 50%, to $90.5 million in the second quarter of 2022 from $60.4 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 6.1% in the second quarter of 2022 compared to 5.9% in the second quarter of 2021.
SG&A expenses increased $54.4 million, or 49%, to $166.0 million in the first six months of 2022 from $111.6 million in the comparative prior year period. As a percentage of net sales, SG&A expenses were 5.9% in the first six months of 2022 compared to 6.0% in the first six months of 2021.
The increase in SG&A expenses in the second quarter and first six months of 2022 compared to 2021 is primarily due to (i) the increase in net sales, and (ii) increases in the breadth and depth of corporate resources, specifically our investments in human capital, technology and other initiatives to support the size and growth of the Company. As a percentage of sales, SG&A expenses increased 20 basis points for the second quarter of 2022 compared to the second quarter of 2021. This increase is primarily a result of $1.9 million of performance-related adjustments to contingent considerations in the second quarter of 2022 and increased expenses related to the enhancement of the Company's healthcare and employee benefit plans. Excluding these factors, SG&A expenses remained stable as a percent of sales in the second quarter and six months ended June 26, 2022 as compared to the prior year periods.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.5 million, or 32%, to $18.5 million in the second quarter of 2022 from $14.0 million in the prior year quarter. Amortization of intangible assets increased $9.5 million, or 37%, to $35.4 million in the first six months of 2022 from $25.9 million in the prior year period. The increase in the second quarter and first six months of 2022 compared to the prior year period primarily reflects the impact of businesses acquired in 2021 and 2022.
Operating Income. Operating income increased $78.7 million, or 83%, to $174.0 million in the second quarter of 2022 from $95.3 million in 2021. As a percentage of net sales, operating income increased 250 basis points to 11.8% in the second quarter of 2022 versus 9.3% in the same period in 2021. For the first six months of 2022, operating income increased $172.1 million, or 105%, to $335.8 million in 2022 from $163.7 million in 2021. As a percentage of net sales, operating income increased 310 basis points to 11.9% in the first six months of 2022 versus 8.8% in the same period in 2021. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense increased $0.2 million, or 2%, to $14.8 million in the second quarter of 2022 from $14.6 million in the prior year period. Interest expense increased $3.9 million, or 15%, to $29.7 million in the first six months of 2022 from $25.8 million in the prior year period.
The increase in interest expense reflects (i) increased borrowings related to 2021 and 2022 acquisitions and (ii) the Company's issuance of its 1.75% Convertible Notes due 2028 in December 2021. These increases were partially offset by (i) a reduction in non-cash interest expense related to our 1.00% Convertible Notes due 2023 as a result of the adoption of ASU 2020-06 in the first quarter of 2022 and (ii) a reduction in interest expense on our credit facility due to the maturity of our interest rate swaps.
Income Taxes. Income tax expense increased $21.0 million in the second quarter of 2022 to $42.7 million from $21.7 million in the prior year period. Income tax expense increased $45.4 million in the first six months of 2022 to $76.9 million from $31.5 million in the prior year period.
The increase in income tax expense is due primarily to an increase in pretax income for the second quarter and first six months of 2022, as well as an increased effective tax rate for the first six months of 2022. The effective tax rate in the second quarter of 2022 and 2021 was 26.8% and 26.9%, respectively. The effective tax rate in the first six months of 2022 and 2021 was 25.1% and 22.8%, respectively. The first six months of 2022 and 2021 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $4.0 million and $5.7 million, respectively.
Use of Financial Metrics
Our MD&A includes financial metrics, such as RV, marine and MH content per unit, which we believe are important measures of the Company's business performance. Content per unit metrics are generally calculated using our market sales divided by Company estimates based on third-party measures of industry volume. These metrics should not be considered alternatives to U.S. GAAP. Our computations of content per unit may differ from similarly titled measures used by others. These metrics should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP.
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
Second Quarter and Six Months Ended June 26, 2022 Compared to 2021
General

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

	Second Quarter Ended
(thousands)	June 26, 2022	June 27, 2021	Amount Change	% Change
Sales
Manufacturing	$1,108,944	$745,083	$363,861	49%
Distribution	393,634	292,429	101,205	35%
Gross Profit
Manufacturing	259,224	150,560	108,664	72%
Distribution	75,556	56,548	19,008	34%
Operating Income
Manufacturing	180,685	99,428	81,257	82%
Distribution	43,641	31,201	12,440	40%

	Six Months Ended
(thousands)	June 26, 2022	June 27, 2021	Amount Change	% Change
Sales
Manufacturing	$2,107,529	$1,359,647	$747,882	55%
Distribution	759,368	543,559	215,809	40%
Gross Profit
Manufacturing	495,511	271,486	224,025	83%
Distribution	151,323	100,698	50,625	50%
Operating Income
Manufacturing	351,229	177,857	173,372	97%
Distribution	89,607	52,376	37,231	71%

Manufacturing
Sales. Sales increased $363.8 million, or 49%, to $1,108.9 million in the second quarter of 2022 from $745.1 million in the prior year quarter. For the first six months of 2022, sales increased $747.9 million, or 55%, to $2,107.5 million in the first six months of 2022 from $1,359.6 million in the prior year period. This segment accounted for approximately 74% and 72% of the Company’s sales for the second quarter of 2022 and 2021, respectively, and 74% and 71% of the Company’s sales for the first six months of 2022 and 2021, respectively. The sales increase in the second quarter of 2022 compared to 2021 was attributed to sales increases in all four of the Company's end markets, where sales to the RV end market increased 45%, marine increased 75%, MH increased 45% and industrial increased 28%. The sales increase in the first six months of 2022 compared to 2021 was attributed to sales increases in all four of the Company's end markets, where sales to the RV end market increased 57%, marine increased 66%, MH increased 47% and industrial increased 34%. Net sales in the second quarter and first six months of 2022 attributable to acquisitions completed in the first six months of 2022 was approximately $40.8 million and $49.2 million, respectively. Net sales in the second quarter and first six months of 2021 attributable to acquisitions completed in the first six months of 2021 was approximately $41.9 million and $46.7 million, respectively.
Gross Profit. Gross profit increased $108.6 million, or 72%, to $259.2 million in the second quarter of 2022 from $150.6 million in the second quarter of 2021. For the first six months of 2022, gross profit increased $224.0 million, or 83%, to $495.5 million from $271.5 million in the first six months of 2021. As a percentage of sales, gross profit increased to 23.4% in the second quarter of 2022 from 20.2% in the second quarter of 2021, and increased to 23.5% in the first six months of 2022 from 20.0% in the first six months of 2021.
Gross profit margin increased during the second quarter of 2022 compared to second quarter of 2021 primarily due to a 190 basis point decrease in manufacturing labor as a percentage of sales and a 140 basis point decrease in manufacturing overhead as a percentage of sales, partially offset by a 10 basis point increase in manufacturing material expense as a percentage of sales as a result of supply-chain constraints and increased material costs.
Gross profit margin increased during the first six months of 2022 compared to the first six months of 2021 primarily due to a 200 basis point decrease in manufacturing labor as a percentage of sales and a 180 basis point decrease in manufacturing overhead as a percentage of sales, partially offset by a 30 basis point increase in manufacturing material expense as a percentage of sales as a result of supply-chain constraints and increased material costs.
Operating Income. Operating income increased $81.3 million, or 82%, to $180.7 million in the second quarter of 2022 from $99.4 million in the prior year quarter. For the first six months of 2022, operating income increased $173.3 million, or 97%, to $351.2 million from $177.9 million in the prior year period. The overall increase in operating income in the second quarter and first six months of 2022 primarily reflects the items discussed above.
Distribution
Sales. Sales increased $101.2 million, or 35%, to $393.6 million in the second quarter of 2022 from $292.4 million in the prior year quarter. For the first six months of 2022, sales increased $215.8 million, or 40%, to $759.4 million in the first six months of 2022 from $543.6 million in the prior year period. This segment accounted for approximately 26% and 28% of the Company’s sales for the second quarter of 2022 and 2021, respectively, and approximately 26% and 29% of the Company’s sales for the first six months of 2022 and 2021, respectively. The sales increase in the second quarter of 2022 compared to the second quarter of 2021 was attributed to a 32% increase in our RV market sales, a 71% increase in marine market sales and a 43% increase in MH market sales, partially offset by a 11% decrease in industrial market sales. The sales increase in the first six months of 2022 compared to the first six months of 2021 was attributed to a 39% increase in our RV market sales, a 111% increase in marine market sales, and a 41% increase in MH market sales, partially offset by a 3% decrease in industrial market sales. None of the net sales in the second quarter and first six months of 2022 were attributable to acquisitions completed in the first six months of 2022. Net sales in the second quarter and first six months of 2021 attributable to acquisitions completed in the first six months of 2021 were approximately $14.8 million and $15.4 million, respectively.
Gross Profit. Gross profit increased $19.1 million, or 34%, to $75.6 million in the second quarter of 2022 from $56.5 million in the second quarter of 2021. For the first six months of 2022, gross profit increased $50.6 million, or 50%, to

$151.3 million from $100.7 million in the first six months of 2021. As a percentage of sales, gross profit decreased slightly to 19.2% in the second quarter of 2022 from 19.3% in the second quarter of 2021, and increased to 19.9% in the first six months of 2022 from 18.5% in the first six months of 2021.
Gross profit margin decreased during the second quarter of 2022 compared to second quarter of 2021 primarily due to a 230 basis point increase in distribution material expense as a percentage of sales as a result of supply-chain constraints and increased material costs, partially offset by a 210 basis point decrease in distribution labor as a percentage of sales.
Gross profit margin increased during the first six months of 2022 compared to first six months of 2021 primarily due to a 400 basis point decrease in distribution labor as a percentage of sales, partially offset by a 260 basis point increase in distribution material expense as a percentage of sales as a result of supply-chain constraints and increased material costs.
Operating Income. Operating income increased $12.4 million, or 40%, to $43.6 million in the second quarter of 2022 from $31.2 million in the prior year quarter. For the first six months of 2022, operating income increased $37.2 million, or 71%, to $89.6 million from $52.4 million in the prior year period. The improvement in operating income in the second quarter and first six months of 2022 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at June 26, 2022 consisted of cash and cash equivalents of $77.0 million and $269.4 million of availability under our credit facility.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $74.3 million in the first six months of 2022 compared to $78.7 million in the first six months of 2021. The decrease is primarily attributable to an increase in use of cash for net working capital of $126.8 million, associated primarily with investments in inventory to support customer needs and growth of accounts receivable in line with net sales. In addition, there was a decrease in a source of cash for deferred income taxes of $8.5 million and an increase in a use of cash for gain on sale of property, plant and equipment of $5.5 million. This increased use of cash was partially offset by an increased source of cash from (i) a $122.7 million increase in net income and (ii) a $14.3 million increase in depreciation and amortization.
Investing Activities
Net cash used in investing activities decreased $93.3 million to $187.6 million in the first six months of 2022 from $280.9 million in the first six months of 2021 primarily due to a decrease in cash used in business acquisitions of $102.3 million, partially offset by an increase in capital expenditures of $18.2 million.
Financing Activities
Net cash provided by financing activities was $67.4 million in the first six months of 2022 compared to $215.8 million in the first six months of 2021. This change is primarily due to proceeds of $350.0 million from the Company's issuance of its 4.75% Senior Notes due 2029 in the first six months of 2021 and an additional $58.8 million in term loan borrowings in the first six months of 2021. These changes were partially offset by $140.0 million in net revolver borrowings compared to $140.0 million in net revolver payments in the prior year period and a $21.4 million increase in stock repurchases and dividends to shareholders.

Summary of Liquidity and Capital Resources
At June 26, 2022, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its current credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs.
The ability to access unused borrowing capacity under the Company's current credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the credit agreement that established the credit facility (the "2021 Credit Agreement").
As of and for the reporting period ended June 26, 2022, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of June 26, 2022 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.41
Consolidated fixed charge coverage ratio (12-month period)	1.50	6.42
In addition, as of June 26, 2022, the Company's consolidated total net leverage ratio (12-month period) was 1.92. While this ratio was a covenant under the Company’s credit agreement in existence prior to the 2021 Credit Agreement, it is not a covenant under the 2021 Credit Agreement. However, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.
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
Debt Obligations under Credit Agreement
At June 26, 2022, our total debt obligations under our credit agreement were under LIBOR-based interest rates. A 100-basis point increase in the underlying LIBOR and prime rates would result in additional annual interest cost of approximately $4.2 million, assuming average borrowings, including our term loan, subject to variable rates of $417.5 million, which was the amount of such borrowings outstanding at June 26, 2022 subject to variable rates. The $417.5 million excludes deferred financing costs related to the term loan.

Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the second quarter of 2022. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 28 - April 24, 2022	149,827	$59.84	149,237	$77,891,928
April 25 - May 29, 2022	60,200	57.18	60,200	74,449,402
May 30 - June 26, 2022	79,190	52.53	79,190	70,289,402
	289,217		288,627
(1) Amount includes 590 shares of common stock purchased by the Company in aggregate in April 2022 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: August 4, 2022	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President Finance, Chief Financial Officer and Treasurer

Date: August 4, 2022	By:	/s/ James E. Rose
James E. Rose
Vice President Finance and Principal Accounting Officer