Form 10-Q
period 2022-09-25
PATRICK INDUSTRIES INC
filed 2022-11-03
CIK 76605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 25, 2022
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
As of October 21, 2022, there were 22,663,695 shares of the registrant’s common stock outstanding.

PATRICK INDUSTRIES, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
NET SALES	$1,112,089	$1,060,177	$3,929,957	$2,930,613
Cost of goods sold	875,638	852,016	3,071,057	2,356,443
GROSS PROFIT	236,451	208,161	858,900	574,170
Operating Expenses:
Warehouse and delivery	39,997	35,885	125,213	100,613
Selling, general and administrative	84,924	64,245	250,969	175,842
Amortization of intangible assets	18,769	14,758	54,175	40,695
Total operating expenses	143,690	114,888	430,357	317,150
OPERATING INCOME	92,761	93,273	428,543	257,020
Interest expense, net	15,302	15,436	44,990	41,195
Income before income taxes	77,459	77,837	383,553	215,825
Income taxes	18,640	20,440	95,537	51,930
NET INCOME	$58,819	$57,397	$288,016	$163,895

BASIC NET INCOME PER COMMON SHARE	$2.66	$2.52	$12.93	$7.18
DILUTED NET INCOME PER COMMON SHARE	$2.43	$2.45	$11.78	$7.01

Weighted average shares outstanding – Basic	22,087	22,789	22,274	22,826
Weighted average shares outstanding – Diluted	24,413	23,403	24,573	23,375

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Third Quarter Ended		Nine Months Ended
(thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
NET INCOME	$58,819	$57,397	$288,016	$163,895
Other comprehensive income, net of tax:
Unrealized gain of hedge derivatives	—	1,031	757	3,024
Other	(118)	74	(164)	4
Total other comprehensive income	(118)	1,105	593	3,028
COMPREHENSIVE INCOME	$58,701	$58,502	$288,609	$166,923

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
(thousands)	September 25, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$53,269	$122,849
Trade and other receivables, net	285,734	172,392
Inventories	733,970	614,356
Prepaid expenses and other	34,448	64,478
Total current assets	1,107,421	974,075
Property, plant and equipment, net	343,262	319,493
Operating lease right-of-use assets	164,725	158,183
Goodwill	597,625	551,377
Intangible assets, net	675,440	640,456
Other non-current assets	8,177	7,147
TOTAL ASSETS	$2,896,650	$2,650,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,500	$7,500
Current operating lease liabilities	43,352	40,301
Accounts payable	188,691	203,537
Accrued liabilities	196,361	181,439
Total current liabilities	435,904	432,777
Long-term debt, less current maturities, net	1,333,455	1,278,989
Long-term operating lease liabilities	124,289	120,161
Deferred tax liabilities, net	42,812	36,453
Other long-term liabilities	13,514	14,794
TOTAL LIABILITIES	1,949,974	1,883,174
SHAREHOLDERS’ EQUITY
Common stock	195,367	196,383
Additional paid-in-capital	—	59,668
Accumulated other comprehensive loss	(1,635)	(2,228)
Retained earnings	752,944	513,734
TOTAL SHAREHOLDERS’ EQUITY	946,676	767,557
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,896,650	$2,650,731

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(thousands)	September 25, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$288,016	$163,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,256	76,298
Stock-based compensation expense	15,596	17,307
Amortization of convertible notes debt discount	1,399	5,528
Deferred income taxes	6	6,540
(Gain) loss on sale of property, plant and equipment	(5,713)	27
Other non-cash items	5,043	1,617
Change in operating assets and liabilities, net of acquisitions of businesses:
Trade and other receivables, net	(92,199)	(142,550)
Inventories	(85,091)	(127,464)
Prepaid expenses and other assets	31,058	(593)
Accounts payable, accrued liabilities and other	(24,563)	146,812
Net cash provided by operating activities	229,808	147,417
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(63,437)	(44,155)
Proceeds from sale of property, plant and equipment	7,441	140
Business acquisitions, net of cash acquired	(152,888)	(297,701)
Other	—	(2,000)
Net cash used in investing activities	(208,884)	(343,716)
CASH FLOWS FROM FINANCING ACTIVITIES
Term debt borrowings	—	58,750
Term debt repayments	(3,750)	(3,125)
Borrowings on revolver	703,402	425,930
Repayments on revolver	(703,402)	(565,475)
Proceeds from senior notes offering	—	350,000
Stock repurchases under buyback program	(46,984)	(31,945)
Cash dividends paid to shareholders	(23,007)	(19,487)
Taxes paid for share-based payment arrangements	(10,036)	(14,898)
Payment of deferred financing costs and other	(2,142)	(6,638)
Payment of contingent consideration from a business acquisition	(4,780)	(1,600)
Proceeds from exercise of common stock options	195	4,902
Net cash (used in) provided by financing activities	(90,504)	196,414
(Decrease) increase in cash and cash equivalents	(69,580)	115
Cash and cash equivalents at beginning of year	122,849	44,767
Cash and cash equivalents at end of period	$53,269	$44,882

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Third Quarter Ended September 25, 2022
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance June 26, 2022	$191,295	$—	$(1,517)	$—	$707,812	$897,590
Net income	—	—	—	—	58,819	58,819
Dividends declared	—	—	—	—	(7,540)	(7,540)
Other comprehensive loss, net of tax	—	—	(118)	—	—	(118)
Stock repurchases under buyback program	(1,293)	—	—	—	(6,147)	(7,440)
Repurchases of shares for tax payments related to the vesting and exercising of share-based grants	(1)	—	—	—	—	(1)
Issuance of shares upon exercise of common stock options	14	—	—	—	—	14
Stock-based compensation expense	5,352	—	—	—	—	5,352
Balance September 25, 2022	$195,367	$—	$(1,635)	$—	$752,944	$946,676

Third Quarter Ended September 26, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance June 27, 2021	$191,131	$24,387	$(4,129)	$(21,550)	$453,432	$643,271
Net income	—	—	—	—	57,397	57,397
Dividends declared	—	—	—	—	(6,613)	(6,613)
Other comprehensive income, net of tax	—	—	1,105	—	—	1,105
Share repurchases under buyback program	(999)	(135)	—	—	(9,261)	(10,395)
Retirement of treasury stock	(2,013)	(271)	—	21,550	(19,266)	—
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(13)	—	—	—	—	(13)
Issuance of shares upon exercise of common stock options	325			—		325
Stock-based compensation expense	6,971	—	—	—	—	6,971
Balance September 26, 2021	$195,402	$23,981	$(3,024)	$—	$475,689	$692,048

PATRICK INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

Nine Months Ended September 25, 2022
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2021	$196,383	$59,668	$(2,228)	$—	$513,734	$767,557
Impact of adoption of ASU 2020-06	—	(59,668)	—	—	15,975	(43,693)
Net income	—	—	—	—	288,016	288,016
Dividends declared	—	—	—	—	(22,803)	(22,803)
Other comprehensive income, net of tax	—	—	593	—	—	593
Share repurchases under buyback program	(6,771)	—	—	—	(41,978)	(48,749)
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(10,036)	—	—	—	—	(10,036)
Issuance of shares upon exercise of common stock options	195	—	—	—	—	195
Stock-based compensation expense	15,596	—	—	—	—	15,596
Balance September 25, 2022	$195,367	$—	$(1,635)	$—	$752,944	$946,676

Nine Months Ended September 26, 2021
(thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total
Balance December 31, 2020	$180,892	$24,387	$(6,052)	$—	$360,214	$559,441
Net income	—	—	—	—	163,895	163,895
Dividends declared	—	—	—	—	(19,893)	(19,893)
Other comprehensive income, net of tax	—	—	3,028	—	—	3,028
Share repurchases under buyback program	(999)	(135)	—	(21,550)	(9,261)	(31,945)
Retirement of treasury stock	(2,013)	(271)	—	21,550	(19,266)	—
Repurchases of shares for tax payments related to the vesting and exercise of share-based grants	(14,898)	—	—	—	—	(14,898)
Issuance of shares in connection with a business combination	10,211	—	—	—	—	10,211
Issuance of shares upon exercise of common stock options	4,902	—	—	—	—	4,902
Stock-based compensation expense	17,307	—	—	—	—	17,307
Balance September 26, 2021	$195,402	$23,981	$(3,024)	$—	$475,689	$692,048

See accompanying Notes to Condensed Consolidated Financial Statements.

PATRICK INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Patrick Industries, Inc. (“Patrick”, the “Company”, "we", "our") contain all adjustments (consisting of normal recurring adjustments) that we believe are necessary to present fairly the Company’s financial position as of September 25, 2022 and December 31, 2021, its results of operations for the third quarter and nine months ended September 25, 2022 and September 26, 2021, and its cash flows for the nine months ended September 25, 2022 and September 26, 2021.
Patrick’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules or regulations. Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation of other non-cash items in the condensed consolidated statements of cash flows. Intercompany balances and transactions have been eliminated in consolidation. For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the third quarter and nine months ended September 25, 2022 are not necessarily indicative of the results that we will realize or expect for the full year ending December 31, 2022.
The Company maintains its financial records on the basis of a fiscal year ending on December 31, with the fiscal quarters spanning approximately thirteen weeks. The first quarter ends on the Sunday closest to the end of the first thirteen-week period. The second and third quarters are thirteen weeks in duration and the fourth quarter is the remainder of the year. The third quarter of fiscal year 2022 ended on September 25, 2022 and the third quarter of fiscal year 2021 ended on September 26, 2021.
In preparation of Patrick’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 25, 2022, management evaluated all subsequent events and transactions that occurred after the balance sheet date through the date of issuance of the Form 10-Q that required recognition or disclosure in the condensed consolidated financial statements.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", a new standard that simplifies certain accounting treatments for convertible debt instruments. The guidance eliminates certain requirements that require separate accounting for embedded conversion features and simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. In addition, the new guidance requires entities use the if-converted method for all convertible instruments in the diluted net income per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares, with certain exceptions. Furthermore, the guidance requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We adopted ASU 2020-06 on January 1, 2022 using a modified retrospective transition approach. The primary impact on our condensed consolidated financial statements as a result of the adoption of ASU 2020-06 was a reduction in non-cash interest expense for our 1.00% Convertible Notes due 2023, an increase in diluted shares outstanding used to calculate diluted net income per share and a resulting reduction in diluted net income per share for the third quarter and first nine months of 2022 attributable to the application of the if-converted method for such convertible notes. In addition, the adoption resulted in the recognition of a $56.0 million increase to the carrying value of convertible notes payable through a decrease in the convertible notes debt discount, a $12.4 million decrease in "Deferred tax liabilities, net", and a $59.7 million decrease in "Additional paid-in-capital", resulting in a cumulative adjustment to the opening balance of retained earnings as an increase of $16.0 million as of January 1, 2022. In line with the adoption, our diluted share count increased by approximately 2.1 million shares for the third quarter and nine months ended September 25, 2022, a 9% increase. Net income used in the calculation of diluted net income per share increased $0.5 million and $1.4 million, respectively, for the third quarter and first nine months of 2022 in relation to the effect of interest on potentially dilutive convertible notes, as shown in Note 8. The adoption resulted in an overall decrease of $0.20 and $1.01, respectively, to diluted net income per share for the third quarter and first nine months of 2022. There was no impact on the Company's condensed consolidated statement of cash flows upon adoption of ASU 2020-06.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)", a new standard providing final guidance to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London InterBank Offer Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. In the third quarter ended September 25, 2022, the Company amended its current credit agreement, which included a transition from a LIBOR-based rate to a SOFR-based rate. See Note 9 for further discussion of this amendment. The transition from LIBOR to SOFR in accordance with the amended agreement did not have a material impact on the Company's condensed consolidated financial statements.

3.	REVENUE RECOGNITION
In the following table, revenue from contracts with customers, net of intersegment sales, is disaggregated by market type and by reportable segment, consistent with how the Company believes the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarter Ended September 25, 2022
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$355,791	$167,784	$523,575
Marine	256,357	14,768	271,125
Manufactured Housing	85,767	89,676	175,443
Industrial	130,495	11,451	141,946
Total	$828,410	$283,679	$1,112,089

	Third Quarter Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$434,029	$199,208	$633,237
Marine	164,535	8,491	173,026
Manufactured Housing	65,785	68,840	134,625
Industrial	107,886	11,403	119,289
Total	$772,235	$287,942	$1,060,177

	Nine Months Ended September 25, 2022
(thousands)	Manufacturing	Distribution	Total
Market Type:
Recreational Vehicle	$1,501,151	$680,463	$2,181,614
Marine	736,854	45,568	782,422
Manufactured Housing	269,773	279,625	549,398
Industrial	384,216	32,307	416,523
Total	$2,891,994	$1,037,963	$3,929,957

	Nine Months Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Market type:
Recreational Vehicle	$1,161,254	$568,840	$1,730,094
Marine	453,223	23,105	476,328
Manufactured Housing	190,786	203,648	394,434
Industrial	296,769	32,988	329,757
Total	$2,102,032	$828,581	$2,930,613
Contract Liabilities
Contract liabilities, representing upfront payments from customers received prior to satisfying performance obligations, were immaterial as of the beginning and end of all periods presented and changes in contract liabilities were immaterial during all periods presented.

4.	INVENTORIES
Inventories consist of the following:

(thousands)	September 25, 2022	December 31, 2021
Raw materials	$361,735	$315,269
Work in process	26,827	30,801
Finished goods	134,492	101,763
Less: reserve for inventory obsolescence	(14,745)	(9,573)
Total manufactured goods, net	508,309	438,260
Materials purchased for resale (distribution products)	231,214	181,921
Less: reserve for inventory obsolescence	(5,553)	(5,825)
Total materials purchased for resale (distribution products), net	225,661	176,096
Total inventories	$733,970	$614,356

5.	GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended September 25, 2022 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2021	$481,906	$69,471	$551,377
Acquisitions	46,417	—	46,417
Adjustments to preliminary purchase price allocations	(1,359)	1,190	(169)
Balance - September 25, 2022	$526,964	$70,661	$597,625
Intangible assets, net consist of the following as of September 25, 2022 and December 31, 2021:

(thousands)	September 25, 2022	December 31, 2021
Customer relationships	$680,153	$617,814
Non-compete agreements	20,372	21,284
Patents	59,640	50,038
Trademarks	184,027	165,897
	944,192	855,033
Less: accumulated amortization	(268,752)	(214,577)
Intangible assets, net	$675,440	$640,456

Changes in the carrying value of intangible assets for the nine months ended September 25, 2022 by segment are as follows:

(thousands)	Manufacturing	Distribution	Total
Balance - December 31, 2021	$534,827	$105,629	$640,456
Acquisitions	88,910	—	88,910
Amortization	(46,327)	(7,848)	(54,175)
Adjustments to preliminary purchase price allocations	(1,888)	2,137	249
Balance - September 25, 2022	$575,522	$99,918	$675,440

6.	ACQUISITIONS
General
The Company completed no acquisitions in the third quarter of 2022 and completed three acquisitions in the nine months ended September 25, 2022 (the "2022 Acquisitions"). For the third quarter and nine months ended September 25, 2022, net sales included in the Company's condensed consolidated statements of income related to the 2022 Acquisitions were $38.0 million and $87.3 million, respectively, and operating income was $6.9 million and $15.9 million, respectively. Acquisition-related costs associated with the 2022 Acquisitions were immaterial. Assets acquired and liabilities assumed in the acquisitions were recorded on the Company’s condensed consolidated balance sheet at their estimated fair values as of the respective dates of acquisition. For each acquisition, the Company completes its allocation of the purchase price to the fair value of acquired assets and liabilities within a one year measurement period. The Company completed three acquisitions in the third quarter of 2021 and completed ten acquisitions in the nine months ended September 26, 2021. For the third quarter and nine months ended September 26, 2021, net sales included in the Company's condensed consolidated statements of income related to the acquisitions completed in the first nine months of 2021 were $84.0 million and $146.1 million, respectively, and operating income was $6.6 million and $12.6 million, respectively.

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
In connection with certain acquisitions, if certain financial results for the acquired businesses are achieved, the Company is required to pay additional cash consideration. The Company records a liability for the estimated fair value of the contingent consideration related to each of these acquisitions as part of the initial purchase price based on the present value of the expected future cash flows and the probability of future payments at the date of acquisition. As of September 25, 2022, the aggregate fair value of the estimated contingent consideration payments was $10.7 million, of which $7.2 million is included in "Accrued liabilities" and $3.5 million is included in “Other long-term liabilities” on the condensed consolidated balance sheet. At December 31, 2021, the fair value of the estimated contingent consideration payments was $12.3 million, of which $7.0 million was included in the line item "Accrued liabilities" and $5.3 million was included in "Other long-term liabilities". The liabilities for contingent consideration expire at various dates through December 2023. The contingent consideration arrangements are subject to a maximum payment amount of up to $15.0 million in the aggregate as of September 25, 2022. In the nine months ended September 25, 2022, the Company recorded $3.0 million in non-cash increases to contingent consideration liabilities, which are reflected as charges within selling, general and administrative expense in the condensed consolidated statement of income, representing changes in the amount of consideration expected to be paid. These charges relate to changes in projected performance of certain acquisitions compared to the projected performance originally used in calculating the projected fair values of the contingent consideration of such acquisitions. There were no non-cash increases to contingent consideration during the third quarter ended September 25, 2022. In the nine months ended September 25, 2022, the Company made cash payments of approximately $6.4 million related to contingent consideration liabilities, recording a corresponding reduction to accrued liabilities. The Company made no cash payments related to contingent consideration liabilities in the third quarter ended September 25, 2022.

2022 Acquisitions
The Company completed three acquisitions in the nine months ended September 25, 2022, including the following two previously announced acquisitions:

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
Inclusive of one acquisition not discussed above, total cash consideration for the 2022 Acquisitions was approximately $152.2 million. One of the 2022 Acquisitions, Rockford Corporation, accounted for $132.6 million in total consideration, $20.6 million in trade receivables, $32.7 million in inventory, $1.4 million in prepaid expenses, $5.3 million in fixed assets, $2.9 million in operating right-of-use assets, $79.9 million in intangible assets, $24.3 million in accounts payable and accrued liabilities, $2.9 million in operating right-of-use obligations, $19.5 million in deferred tax liabilities, and $36.4 million in goodwill. The preliminary purchase price allocations are subject to valuation activities being finalized, and thus all required purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Changes to preliminary purchase accounting estimates recorded in the third quarter ended September 25, 2022 related to the 2022 Acquisitions, individually and in the aggregate, were immaterial and relate primarily to the valuation of intangible assets.

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
Inclusive of six acquisitions not discussed above, total cash consideration for the 2021 Acquisitions was approximately $509.3 million, plus contingent consideration over a one to three-year period based on future performance in connection with certain acquisitions. The preliminary purchase price allocations are subject to valuation activities being finalized, primarily related to the valuation of property, plant, and equipment and intangible assets, and thus certain purchase accounting adjustments are subject to change within the measurement period as the Company finalizes its estimates. Purchase accounting adjustments are complete for all 2021 Acquisitions completed through September 26, 2021. Changes to preliminary purchase accounting estimates recorded in the third quarter ended September 25, 2022 related to the 2021 Acquisitions, individually and in the aggregate, were immaterial and relate primarily to the valuation of intangible and fixed assets.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the date of acquisition for the 2022 Acquisitions and the 2021 Acquisitions:

(thousands)	2022 Acquisitions	2021 Acquisitions
Consideration
Cash, net of cash acquired(1)	$152,235	$509,263
Working capital holdback and other, net(2)	219	(190)
Common stock issuance(3)	—	10,211
Contingent consideration(4)	1,600	4,730
Total consideration	$154,054	$524,014

Assets Acquired
Trade receivables	$21,454	$26,118
Inventories	34,680	69,343
Prepaid expenses & other	1,391	13,747
Property, plant & equipment	6,731	55,101
Operating lease right-of-use assets	3,516	25,530
Identifiable intangible assets	88,240	245,794
Liabilities Assumed
Current portion of operating lease obligations	(785)	(5,518)
Accounts payable & accrued liabilities	(25,383)	(32,326)
Operating lease obligations	(2,731)	(20,012)
Deferred tax liabilities and other long-term liabilities	(19,476)	(1,486)
Total fair value of net assets acquired	107,637	376,291
Goodwill(5)	46,417	147,723
	$154,054	$524,014
(1) Amounts include cash used to pay off outstanding debt obligations at the time of acquisition.
(2) Certain acquisitions contain working capital holdbacks which are typically settled after a 90-day period following the close of the acquisition. This value represents the remaining amounts due to sellers as of September 25, 2022.
(3) In connection with one of the 2021 Acquisitions, the Company issued 113,961 shares of common stock at a closing price of $89.60 as of the acquisition date.
(4) These amounts reflect the acquisition date fair value of contingent consideration based on expected future results relating to certain acquisitions.
(5) Goodwill is tax-deductible for the 2022 Acquisitions, except Rockford Corporation (approximately $36.4 million), and for the 2021 Acquisitions, except Tumacs Covers (approximately $6.2 million).

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

The following table presents our estimates of identifiable intangible assets for the 2022 Acquisitions and the 2021 Acquisitions:

(thousands, except year data)	Estimated Useful Life (in years)	2022 Acquisitions	2021 Acquisitions
Customer relationships	10	$62,880	$160,412
Non-compete agreements	5	640	3,843
Patents	10 - 18	7,500	28,850
Trademarks	Indefinite	17,220	52,689
		$88,240	$245,794
For the acquisition of Rockford Corporation previously mentioned, the $79.9 million of identifiable intangible assets consists of $56.0 million for customer relationships, $0.4 million for non-compete agreements, $7.5 million for patents (estimated useful life of 15 years), and $16.0 million for trademarks. These amounts were provisionally estimated at $70.0 million, consisting of $42.0 million for customer relationships, $2.1 million for non-compete agreements, $10.5 million for patents (estimated useful life of 15 years), and $15.4 million for trademarks in the prior two quarters but have been updated to the aforementioned values based on valuation procedures being performed.

Pro Forma Information
The following pro forma information for the third quarter and nine months ended September 25, 2022 and September 26, 2021 assumes the 2022 Acquisitions and the 2021 Acquisitions occurred as of the beginning of the year immediately preceding each such acquisition. The pro forma information contains the actual operating results of the 2022 Acquisitions and 2021 Acquisitions combined with the results prior to their respective acquisition dates, adjusted to reflect the pro forma impact of the acquisitions occurring as of the beginning of the year immediately preceding each such acquisition.

The pro forma information includes financing and interest expense charges based on incremental borrowings incurred in connection with each transaction. In addition, the pro forma information includes amortization expense, in the aggregate, related to intangible assets acquired in connection with the transactions of $0.0 million and $1.1 million for the third quarter and nine months ended September 25, 2022, respectively, and $3.9 million and $14.6 million for the third quarter and nine months ended September 26, 2021, respectively.

	Third Quarter Ended		Nine Months Ended
(thousands, except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue	$1,112,089	$1,145,730	$3,964,453	$3,253,080
Net income	58,819	67,288	290,262	193,258
Basic net income per common share	2.66	2.95	13.03	8.47
Diluted net income per common share	2.43	2.88	11.87	8.27
The pro forma information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of the periods indicated above.

7.	STOCK-BASED COMPENSATION
The Company recorded expense of approximately $5.4 million and $15.6 million in the third quarter and nine months ended September 25, 2022, respectively, for its stock-based compensation plans in the condensed consolidated statements of income. Stock-based compensation expense of $7.0 million and $17.3 million was recorded in the third quarter and nine months ended September 26, 2021, respectively.

The Board approved various stock-based grants under the Company’s 2009 Omnibus Incentive Plan in the nine months ended September 25, 2022 totaling 237,069 shares in the aggregate at an average fair value of $64.73 at grant date for a total fair value at grant date of $15.3 million.
As of September 25, 2022, there was approximately $26.4 million of total unrecognized compensation cost related to stock-based compensation arrangements granted under incentive plans. That cost is expected to be recognized over a weighted-average period of 13.4 months.

8.	NET INCOME PER COMMON SHARE
Net income per common share calculated for the third quarter and first nine months of 2022 and 2021 is as follows:

	Third Quarter Ended		Nine Months Ended
(thousands except per share data)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Numerator:
Net income for basic per share calculation	$58,819	$57,397	$288,016	$163,895
Effect of interest on potentially dilutive convertible notes, net of tax	478	—	1,417	—
Net income for dilutive per share calculation	$59,297	$57,397	$289,433	$163,895
Denominator:
Weighted average common shares outstanding - basic	22,087	22,789	22,274	22,826
Weighted average impact of potentially dilutive convertible notes	2,064	—	2,053	—
Weighted average impact of potentially dilutive securities	262	614	246	549
Weighted average common shares outstanding - diluted	24,413	23,403	24,573	23,375
Net income per common share:
Basic net income per common share	$2.66	$2.52	$12.93	$7.18
Diluted net income per common share	$2.43	$2.45	$11.78	$7.01
An immaterial amount of securities was not included in the computation of diluted income per share as they are considered anti-dilutive under the treasury stock method for all periods presented.

9.	DEBT
A summary of total debt outstanding at September 25, 2022 and December 31, 2021 is as follows:

(thousands)	September 25, 2022	December 31, 2021
Long-term debt:
1.00% convertible notes due 2023	$172,500	$172,500
Term loan due 2027	140,625	144,375
Revolver due 2027	135,000	135,000
7.50% senior notes due 2027	300,000	300,000
1.75% convertible notes due 2028	258,750	258,750
4.75% senior notes due 2029	350,000	350,000
Total long-term debt	1,356,875	1,360,625
Less: convertible notes debt discount, net	(6,800)	(64,245)
Less: term loan deferred financing costs, net	(740)	(624)
Less: senior notes deferred financing costs, net	(8,380)	(9,267)
Less: current maturities of long-term debt	(7,500)	(7,500)
Total long-term debt, less current maturities, net	$1,333,455	$1,278,989
2021 Credit Facility
On August 11, 2022, the Company entered into the first amendment of its Fourth Amended and Restated Credit Agreement (as amended, the “2021 Credit Agreement”) dated April 20, 2021, under which the senior secured credit facility was increased to $925 million from $700 million and the maturity date was extended to August 11, 2027 from April 20, 2026. The senior credit facility under the 2021 Credit Agreement is comprised of a $775 million revolving credit facility (the "Revolver due 2027") and the remaining balance of the $150 million term loan (the "Term Loan due 2027"). The Term Loan due 2027 quarterly repayment schedule was revised to be repaid in quarterly installments in the following amounts: (i) beginning June 30, 2021, through and including June 30, 2025, in the amount of $1,875,000, and (ii) beginning September 30, 2025, and each quarter thereafter, in the amount of $3,750,000, with the remaining balance due at maturity. The Company recorded a $0.3 million write-off of deferred financing costs pertaining to the amendment, which is included in "Selling, general and administrative" in the Company's condensed consolidated statements of income for the third quarter and first nine months of 2022. Interest rates for borrowings under the 2021 Credit Agreement transitioned to a SOFR-based option from a LIBOR-based option.
The interest rate for incremental borrowings under the Revolver due 2027 at September 25, 2022 was SOFR plus 1.25% (or 3.66%) for the SOFR-based option. The fee payable on committed but unused portions of the Revolver due 2027 was 0.18% at September 25, 2022.
The Company intends to utilize available borrowing capacity under the Revolver due 2027 and cash on hand to satisfy its repayment obligation upon maturity of the 1.00% Convertible Notes due 2023 if not previously converted or repurchased.
Total cash interest paid for the third quarter of 2022 and 2021 was $3.8 million and $3.7 million, respectively, and $30.9 million and $21.2 million for the comparative nine month periods, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS
The Company's credit facility previously exposed the Company to risks associated with the variability in interest expense associated with fluctuations in LIBOR. To partially mitigate this risk, the Company previously entered into interest rate swaps, which matured in March 2022, and therefore have no further associated liability as of September 25, 2022.

The following table summarizes the fair value of derivative contracts included in the condensed consolidated balance sheets (in thousands):

	Fair value of derivative instruments
Derivatives accounted for as cash flow hedges	Balance sheet location	September 25, 2022	December 31, 2021
Interest rate swaps	Accrued liabilities	$—	$1,017
The interest rate swaps were comprised of over-the-counter derivatives, which are valued using models that primarily rely on observable inputs such as yield curves and are classified as Level 2 in the fair value hierarchy.

11.	LEASES
Lease expense, supplemental cash flow information, and other information related to leases were as follows:

	Third Quarter Ended
(thousands)	September 25, 2022	September 26, 2021
Operating lease cost	$12,801	$10,760

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,673	$10,440

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,297	$12,573

	Nine Months Ended
(thousands)	September 25, 2022	September 26, 2021
Operating lease cost	$37,528	$30,697

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36,909	$29,945

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$40,029	$52,564
Balance sheet information related to leases was as follows:

(thousands, except lease term and discount rate)	September 25, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$164,725	$158,183
Liabilities
Operating lease liabilities, current portion	$43,352	$40,301
Long-term operating lease liabilities	124,289	120,161
Total lease liabilities	$167,641	$160,462

Weighted average remaining lease term, operating leases (in years)	5.2	5.1
Weighted average discount rate, operating leases	4.1%	3.8%

Maturities of lease liabilities were as follows at September 25, 2022:

(thousands)
2022 (excluding the nine months ended September 25, 2022)	$12,678
2023	47,805
2024	39,505
2025	29,934
2026	21,242
Thereafter	36,903
Total lease payments	188,067
Less imputed interest	(20,426)
Total	$167,641

As of September 25, 2022, outstanding leases have remaining lease terms ranging from 1 year to 17 years. The Company has additional operating leases that have not yet commenced as of September 25, 2022 and, therefore, were not included as operating right-of-use assets and corresponding operating lease liabilities on our condensed consolidated balance sheet at September 25, 2022. These operating leases are anticipated to commence between the fourth quarter of fiscal 2022 and the second quarter of fiscal 2023 with lease terms of 5 years to 7 years. The estimated fair value of these operating lease right-of-use assets and corresponding operating lease liabilities to be recorded on our balance sheet upon lease commencement is approximately $9.2 million.

12.	FAIR VALUE MEASUREMENTS
The following table presents fair values of certain assets and liabilities at September 25, 2022 and December 31, 2021:

	September 25, 2022			December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents(1)	$32.1	$—	$—	$118.4	$—	$—
7.50% senior notes due 2027(2)	—	276.8	—	—	319.5	—
4.75% senior notes due 2029(2)	—	265.1	—	—	350.6	—
1.75% convertible notes due 2028(2)	—	189.4	—	—	269.8	—
1.00% convertible notes due 2023(2)	—	167.1	—	—	194.1	—
Term loan due 2027(3)	—	140.6	—	—	144.4	—
Revolver due 2027(3)	—	135.0	—	—	135.0	—
Interest rate swaps(4)	—	—	—	—	1.0	—
Contingent consideration(5)	—	—	10.7	—	—	12.3
(1) The carrying amounts of cash equivalents, representing government and other money market funds traded in an active market with relatively short maturities, are reported on the condensed consolidated balance sheet as of September 25, 2022 and December 31, 2021 as a component of "Cash and cash equivalents".
(2) The amounts of these notes listed above are the current fair values for disclosure purposes only, and they are recorded in the Company's condensed consolidated balance sheets as of September 25, 2022 and December 31, 2021 using the interest rate method.
(3) The carrying amounts of our term loan and revolver approximate fair value as of September 25, 2022 and December 31, 2021 based upon their terms and conditions in comparison to the terms and conditions of debt instruments with similar terms and conditions available at those dates.
(4) The interest rate swaps are discussed further in Note 10.
(5) The estimated fair value of the Company's contingent consideration is discussed further in Note 6.

13.	INCOME TAXES
The effective tax rate in the third quarter of 2022 and 2021 was 24.1% and 26.3%, respectively, and the effective tax rate for the comparable nine month periods was 24.9% and 24.1%, respectively. The first nine months of 2022 and 2021 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $4.0 million and $5.7 million, respectively.

Cash paid for income taxes, net of refunds, was $38.4 million and $114.9 million, respectively, in the third quarter and first nine months of 2022 and $19.7 million and $43.9 million, respectively, in the third quarter and first nine months of 2021.

14.	SEGMENT INFORMATION
The Company has two reportable segments, Manufacturing and Distribution, which are based on its method of internal reporting, which segregates its businesses based on the manner in which its chief operating decision maker allocates resources, evaluates financial results, and determines compensation.
The tables below present information about the sales and operating income of those segments.

Third Quarter Ended September 25, 2022
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$828,410	$283,679	$1,112,089
Intersegment sales	18,481	2,859	21,340
Total sales	846,891	286,538	1,133,429
Operating income	109,462	27,228	136,690

Third Quarter Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$772,235	$287,942	$1,060,177
Intersegment sales	20,064	1,880	21,944
Total sales	792,299	289,822	1,082,121
Operating income	91,370	31,187	122,557

Nine Months Ended September 25, 2022
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,891,994	$1,037,963	$3,929,957
Intersegment sales	62,426	7,943	70,369
Total sales	2,954,420	1,045,906	4,000,326
Operating income	460,691	116,835	577,526

Nine Months Ended September 26, 2021
(thousands)	Manufacturing	Distribution	Total
Net outside sales	$2,102,032	$828,581	$2,930,613
Intersegment sales	49,914	4,800	54,714
Total sales	2,151,946	833,381	2,985,327
Operating income	269,227	83,563	352,790

The following table presents a reconciliation of segment operating income to consolidated operating income:

	Third Quarter Ended		Nine Months Ended
(thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Operating income for reportable segments	$136,690	$122,557	$577,526	$352,790
Unallocated corporate expenses	(25,160)	(14,526)	(94,808)	(55,075)
Amortization	(18,769)	(14,758)	(54,175)	(40,695)
Consolidated operating income	$92,761	$93,273	$428,543	$257,020
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
The following table presents an allocation of total assets to the reportable segments of the Company and a reconciliation to consolidated total assets:

(thousands)	September 25, 2022	December 31, 2021
Manufacturing assets	$2,322,617	$2,031,465
Distribution assets	494,545	464,575
Assets for reportable segments	2,817,162	2,496,040
Corporate assets unallocated to segments	26,219	31,842
Cash and cash equivalents	53,269	122,849
Consolidated total assets	$2,896,650	$2,650,731

15.	STOCK REPURCHASE PROGRAMS
In January 2022, the Company's Board authorized an increase in the amount of the Company's common stock that may be acquired over the next 24 months under the current stock repurchase program to $100 million, including the $11.0 million remaining under the previous authorization. Approximately $62.9 million remains in the amount of the Company's common stock that may be acquired under the current stock repurchase program as of September 25, 2022. The Company repurchased 154,388 shares of its common stock at an average price of $48.18 per share for an aggregate cost of $7.4 million in the third quarter ended September 25, 2022, and 808,642 shares of its common stock at an average price of $60.28 per share for an aggregate cost of $48.7 million in the nine months ended September 25, 2022. The Company repurchased 128,929 shares of its common stock at an average price of $80.62 per share for an aggregate cost of $10.4 million in the third quarter ended September 26, 2021 and repurchased 388,929 shares at an average price of $82.14 per share for an aggregate cost of $31.9 million in the nine months ended September 26, 2021.
Accrued share repurchases included above were approximately $1.9 million and $0.1 million as of September 25, 2022 and December 31, 2021, respectively, to record trades executed on the Company's behalf but not settled.

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
The Company disclosed litigation concerning the Lusher Site Remediation Group in the Company's 2021 Form 10-K. The Company has also been named as a potentially responsible party for the related Lusher Street Groundwater Contamination Superfund Site (the "Superfund Site") by the U.S. Environmental Protection Agency (the "EPA"). The Company sold certain parcels of real property that the EPA contends are connected to the Superfund Site (the "Divested Properties") in January 2022 for a pretax gain on disposal of $5.5 million that is included in Selling, general and administrative expenses in the Company's condensed consolidated statements of income for the first nine months of 2022. The purchaser agreed to indemnify, defend and hold the Company harmless for all liability and exposure, both private and to all EPA claims, concerning and relating to the Divested Properties. No further proceedings have occurred in the first nine months of 2022. As to the real properties that were not among the Divested Properties but remain the subject of the litigation, the Company does not currently believe that the litigation or the Superfund Site matter are likely to have a material adverse impact on its financial condition, results of operations, or cash flows. However, any litigation is inherently uncertain, the EPA has yet to select a final remedy for the Superfund Site, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Certain of our customers in the RV end market initiated recalls in 2021 involving certain products that were produced by a third party and sold by our Distribution segment. Although we do not believe we are legally responsible for costs related to the product recall, based on discussions with our customers and other developments subsequent to when these recalls were initiated, the Company will bear a portion of the total cost of the recalls. In the fourth quarter of 2021, we recorded an estimate of the Company's cost related to this matter, and subsequently reached agreements with certain customers in the second quarter of 2022 on the maximum financial obligation we may face. We recorded an additional immaterial estimate of the Company's costs related to these agreements in the second quarter of 2022. No further settlements have occurred or charges have been recorded in the third quarter of 2022. We do not expect this matter to have a material adverse effect on our financial position, results of operations, or cash flows.

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
OVERVIEW OF MARKETS AND RELATED INDUSTRY PERFORMANCE
Third Quarter and Nine Months 2022 Financial Overview
Recreational Vehicle ("RV") Industry
The RV industry is our primary market and comprised 47% and 60% of the Company’s consolidated net sales in the third quarter ended September 25, 2022 and September 26, 2021, respectively, and 55% and 59% for the comparative nine month periods, respectively. Net sales to the RV industry decreased 17% in the third quarter of 2022 and increased 26% in the first nine months of 2022, compared to the prior year periods.

According to the Recreation Vehicle Industry Association ("RVIA"), RV wholesale shipments decreased 40% in the third quarter of 2022 to approximately 91,800 units from approximately 152,400 units in the third quarter of 2021. While we estimate RV retail unit sales for the third quarter of 2022 decreased 20% compared to the third quarter of 2021, retail sales still exceeded wholesale shipments in the third quarter of 2022 as a result of the significant reduction in RV OEM production.

RV wholesale unit shipments for the first nine months of 2022 totaled approximately 415,600 units, a decrease of 8% from approximately 452,600 units in the comparative prior year period. We estimate that RV wholesale unit shipments exceeded RV retail unit sales in the first nine months of 2022, which we believe indicates a replenishment of RV dealer inventories in the first half of 2022 compared to the historically low levels experienced in the latter part of 2020 and 2021. RV wholesale shipments for the first six months of 2022 totaled approximately 323,000 units. We believe that the slowing of RV OEM production in the third quarter of 2022 following the replenishment of RV dealer inventories in the first half of 2022 can assist in ensuring that the health of the inventory channel is maintained.

Marine Industry
Net sales to the marine industry, which represented approximately 24% and 16% of the Company's consolidated net sales in the third quarter ended September 25, 2022 and September 26, 2021, respectively, increased 57% in the third quarter of 2022 compared to the prior year quarter. For the first nine months of 2022 and 2021, net sales to the marine industry represented 20% and 16% of our consolidated net sales, respectively, increasing 64% in 2022 compared to the prior year period.
Our marine revenue is generally correlated to marine wholesale powerboat unit shipments, which, according to Company estimates based on data published by the National Marine Manufacturers Association ("NMMA"), increased 5% for the third quarter of 2022 and increased 5% for the first nine months of 2022, compared to the prior year periods.We estimate that marine retail powerboat unit sales decreased an estimated 4% and 13% in the third quarter and first nine months of 2022, respectively, compared to the prior year periods, primarily as a result of a limited retail units available for purchase caused in part by shortages in motors and certain electronic components used in OEM production. Estimated retail shipments continued to outpace wholesale shipments in the third quarter of 2022, and we estimate that marine dealer inventory levels continue to remain low.
Manufactured Housing ("MH") Industry
Net sales to the MH industry, which represented 16% and 13% of the Company’s consolidated net sales in the third quarter of 2022 and 2021, respectively, increased 30% in the third quarter of 2022 compared to the third quarter of 2021. MH sales represented 14% of the Company’s consolidated net sales in each of the first nine months of 2022 and 2021, respectively, and increased 39% in the first nine months of 2022 compared to the first nine months of 2021. Based on industry data from the Manufactured Housing Institute, MH wholesale unit shipments increased 10% in the third quarter of 2022 and increased 13% in the first nine months of 2022 compared to the prior year periods.
Industrial Market
The industrial market is comprised primarily of the kitchen cabinet and countertop industry, hospitality market, retail and commercial fixtures market, office and household furniture market and regional distributors. Net sales to this market represented 13% and 11% of our consolidated net sales in the third quarter of 2022 and 2021, respectively, and increased 19% in the third quarter of 2022 compared to the prior year quarter. Industrial net sales represented 11% of the Company’s sales in each of the first nine months of 2022 and 2021, respectively, and increased 26% in the first nine months of 2022 compared to the first nine months of 2021. Overall, our revenues in these markets are focused on residential and multifamily housing, hospitality, high-rise housing and office, commercial construction and institutional furniture markets. We estimate that, in general, approximately 60-70% of our industrial business is directly tied to the residential housing market, with the remaining 30-40% directly tied to the non-residential and commercial markets.

According to the U.S. Census Bureau, combined new housing starts decreased 7% in the third quarter of 2022 compared to the prior year quarter, with single family housing starts decreasing 18% and multifamily housing starts increasing 19% for the same period. For the first nine months of 2022, combined new housing starts increased 1%, with single family housing starts decreasing 6% and multifamily housing starts increasing 18% for the same period. Our industrial products are generally among the last components installed in new unit construction and as such our related sales typically trail new housing starts by four to six months.

REVIEW OF CONSOLIDATED OPERATING RESULTS
Third Quarter and Nine Months Ended September 25, 2022 Compared to 2021
The following table sets forth the percentage relationship to net sales of certain items on the Company’s Condensed Consolidated Statements of Income.

	Third Quarter Ended
($ in thousands)	September 25, 2022		September 26, 2021		Amount Change	% Change
Net sales	$1,112,089	100.0%	$1,060,177	100.0%	$51,912	5%
Cost of goods sold	875,638	78.7%	852,016	80.4%	23,622	3%
Gross profit	236,451	21.3%	208,161	19.6%	28,290	14%
Warehouse and delivery expenses	39,997	3.6%	35,885	3.4%	4,112	11%
Selling, general and administrative expenses	84,924	7.6%	64,245	6.1%	20,679	32%
Amortization of intangible assets	18,769	1.7%	14,758	1.4%	4,011	27%
Operating income	92,761	8.3%	93,273	8.8%	(512)	(1)%
Interest expense, net	15,302	1.4%	15,436	1.5%	(134)	(1)%
Income taxes	18,640	1.7%	20,440	1.9%	(1,800)	(9)%
Net income	$58,819	5.3%	$57,397	5.4%	$1,422	2%

	Nine Months Ended
($ in thousands)	September 25, 2022		September 26, 2021		Amount Change	% Change
Net sales	$3,929,957	100.0%	$2,930,613	100.0%	$999,344	34%
Cost of goods sold	3,071,057	78.1%	2,356,443	80.4%	714,614	30%
Gross profit	858,900	21.9%	574,170	19.6%	284,730	50%
Warehouse and delivery expenses	125,213	3.2%	100,613	3.4%	24,600	24%
Selling, general and administrative expenses	250,969	6.4%	175,842	6.0%	75,127	43%
Amortization of intangible assets	54,175	1.4%	40,695	1.4%	13,480	33%
Operating income	428,543	10.9%	257,020	8.8%	171,523	67%
Interest expense, net	44,990	1.1%	41,195	1.4%	3,795	9%
Income taxes	95,537	2.4%	51,930	1.8%	43,607	84%
Net income	$288,016	7.3%	$163,895	5.6%	$124,121	76%
Net Sales. Net sales in the third quarter of 2022 increased $51.9 million, or 5%, to $1,112.1 million from $1,060.2 million in the third quarter of 2021. The net sales increase in the third quarter of 2022 reflects continued demand for our products in the marine, MH and industrial markets, as well as the contribution of acquisitions completed in 2021 and 2022, partially offset by a decline in RV market sales resulting from a reduction in RV OEM production. The Company's RV market sales decreased 17%, marine market sales increased 57%, MH market sales increased 30% and industrial market sales increased 19% when compared to the prior year quarter.
Net sales in the first nine months of 2022 increased $999.4 million, or 34%, to $3,930.0 million from $2,930.6 million in the first nine months of 2021. The net sales increase in the first nine months of 2022 reflects continued demand for our products across all our end markets, as well as the contribution of acquisitions completed in 2021 and 2022. The Company's RV market sales increased 26%, marine market sales increased 64%, MH market sales increased 39% and industrial market sales increased 26% when compared to the prior year period.
Revenue attributable to acquisitions completed in the first nine months of 2022 was $38.0 million in the third quarter of 2022 and $87.3 million in the first nine months of 2022. Revenue attributable to acquisitions completed in the first nine months of 2021 was $84.0 million in the third quarter of 2021 and $146.1 million in the first nine months of 2021.

The Company’s RV content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2022 increased approximately 36% to $5,071 from $3,735 for the third quarter of 2021. Marine powerboat content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2022 increased approximately 60% to an estimated $5,109 from $3,196 for the third quarter of 2021. MH content per wholesale unit (on a trailing twelve-month basis) for the third quarter of 2022 increased approximately 21% to $6,023 from $4,960 for the third quarter of 2021.
Cost of Goods Sold. Cost of goods sold increased $23.6 million, or 3%, to $875.6 million in the third quarter of 2022 from $852.0 million in 2021. As a percentage of net sales, cost of goods sold decreased 170 basis points during the third quarter of 2022 to 78.7% from 80.4% in the prior year period.
Cost of goods sold increased $714.7 million, or 30%, to $3,071.1 million in the first nine months of 2022 from $2,356.4 million in 2021. As a percentage of net sales, cost of goods sold decreased 230 basis points during the first nine months of 2022 to 78.1% from 80.4% in the prior year period.
Cost of goods sold as a percentage of net sales decreased in the third quarter and first nine months of 2022 primarily as a result of (i) continued cost reduction and automation initiatives we deployed throughout 2021 and into 2022 that have begun to have a positive impact on costs, (ii) improved labor efficiencies as a result of investment in human capital and improved retention rates, and (iii) synergies and different cost profiles from acquisitions completed in 2021 and 2022. For the third quarter of 2022, these three factors contributed to a 110 basis point decrease in labor as a percentage of net sales and 130 basis point decrease in material costs as a percentage of net sales, partially offset by a 70 basis point increase in overhead as a percentage of net sales in part as a result of fixed cost absorption related to reduced RV market sales. For the first nine months of 2022, these three factors contributed to a 220 basis point decrease in labor as a percentage of net sales and a 40 basis point decrease in overhead as a percentage of net sales, partially offset by a 40 basis point increase in material costs as a percentage of net sales as a result of supply-chain constraints, an increase in certain commodity cost inputs, and $6.8 million of inventory step-up adjustments from purchase accounting related to acquisitions. In general, the Company's cost of goods sold percentage can be impacted from quarter-to-quarter by demand changes in certain market sectors that can result in fluctuating costs of certain raw materials and commodity-based components that are utilized in production.
Gross Profit. Gross profit increased $28.3 million, or 14%, to $236.5 million in the third quarter of 2022 from $208.2 million in the prior year period. As a percentage of net sales, gross profit increased 170 basis points to 21.3% in the third quarter of 2022 from 19.6% in the same period in the prior year period.
Gross profit increased $284.7 million, or 50%, to $858.9 million in the first nine months of 2022 from $574.2 million in 2021. As a percentage of net sales, gross profit increased 230 basis points to 21.9% in the first nine months of 2022 from 19.6% in the same period in 2021.
The increase in gross profit as a percentage of net sales in the third quarter and nine months ended September 25, 2022 compared to the same periods in 2021 reflects the impact of the factors discussed above under “Cost of Goods Sold”.
Warehouse and Delivery Expenses. Warehouse and delivery expenses increased $4.1 million, or 11%, to $40.0 million in the third quarter of 2022 from $35.9 million in the third quarter of 2021. As a percentage of net sales, warehouse and delivery expenses increased 20 basis points to 3.6% in the third quarter of 2022 compared to 3.4% in the third quarter of 2021.
Warehouse and delivery expenses increased $24.6 million, or 24%, to $125.2 million in the first nine months of 2022 from $100.6 million in the first nine months of 2021. As a percentage of net sales, warehouse and delivery expenses decreased 20 basis points to 3.2% in the first nine months of 2022 compared to 3.4% in the first nine months of 2021.
The increase in warehouse and delivery expenses in the third quarter and first nine months ended September 25, 2022 compared to the same 2021 periods is attributable to the increase in sales. The increase as a percentage of net sales in the third quarter of 2022 as compared to the same 2021 period is primarily attributable to the higher proportion of MH sales, which have higher warehouse and delivery costs as a percentage of sales, as well as elevated fuel prices and increased insurance rates. The decrease as a percentage of net sales in the first nine months of 2022 as compared to the same 2021 period is primarily attributable to leveraging certain fixed warehousing costs.

Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $20.7 million, or 32%, to $84.9 million in the third quarter of 2022 from $64.2 million in the prior year quarter. As a percentage of net sales, SG&A expenses were 7.6% in the third quarter of 2022 compared to 6.1% in the third quarter of 2021.
SG&A expenses increased $75.2 million, or 43%, to $251.0 million in the first nine months of 2022 from $175.8 million in the comparative prior year period. As a percentage of net sales, SG&A expenses were 6.4% in the first nine months of 2022 compared to 6.0% in the first nine months of 2021.
The increase in SG&A expenses in the third quarter and first nine months of 2022 compared to 2021 is primarily due to (i) the increase in net sales, and (ii) increases in the breadth and depth of corporate resources, specifically our investments in human capital, technology and other initiatives to support the size and growth of the Company. As a percentage of sales, SG&A expenses increased 150 basis points for the third quarter of 2022 compared to the third quarter of 2021 and 40 basis points for the first nine months of 2022 compared to the first nine months of 2021. These increases are primarily a result of increased expenses related to the enhancement of the Company's healthcare and employee benefit plans and the investments in information technology initiatives.
Amortization of Intangible Assets. Amortization of intangible assets increased $4.0 million, or 27%, to $18.8 million in the third quarter of 2022 from $14.8 million in the prior year quarter. Amortization of intangible assets increased $13.5 million, or 33%, to $54.2 million in the first nine months of 2022 from $40.7 million in the prior year period. The increase in the third quarter and first nine months of 2022 compared to the prior year period primarily reflects the impact of businesses acquired in 2021 and 2022.
Operating Income. Operating income decreased $0.5 million, or 1%, to $92.8 million in the third quarter of 2022 from $93.3 million in 2021. As a percentage of net sales, operating income decreased 50 basis points to 8.3% in the third quarter of 2022 versus 8.8% in the same period in 2021. For the first nine months of 2022, operating income increased $171.5 million, or 67%, to $428.5 million in the first nine months of 2022 from $257.0 million in the same 2021 period. As a percentage of net sales, operating income increased 210 basis points to 10.9% in the first nine months of 2022 versus 8.8% in the same period in 2021. The change in operating income and operating margin is primarily attributable to the items discussed above.
Interest Expense, Net. Interest expense decreased $0.1 million, or 1%, to $15.3 million in the third quarter of 2022 from $15.4 million in the prior year period. Interest expense increased $3.8 million, or 9%, to $45.0 million in the first nine months of 2022 from $41.2 million in the prior year period.
The increase in interest expense for the first nine months of 2022 reflects (i) increased borrowings related to 2021 and 2022 acquisitions and (ii) the Company's issuance of its 1.75% Convertible Notes due 2028 in December 2021. These increases were partially offset by (i) a reduction in non-cash interest expense related to our 1.00% Convertible Notes due 2023 as a result of the adoption of ASU 2020-06 in the first quarter of 2022 and (ii) a reduction in interest expense on our credit facility due to the maturity of our interest rate swaps.
Income Taxes. Income tax expense decreased $1.8 million in the third quarter of 2022 to $18.6 million from $20.4 million in the prior year period. Income tax expense increased $43.6 million in the first nine months of 2022 to $95.5 million from $51.9 million in the prior year period.
The decrease in income tax expense for the third quarter is due primarily to a decrease in pretax income as well as a decreased effective tax rate for the third quarter of 2022 primarily related to adjustments recorded with the completion of our prior period returns and realizing greater research and development credits than originally anticipated. The increase in income tax expense for the first nine months of 2022 is due primarily to an increase in pretax income. The effective tax rate in the third quarter of 2022 and 2021 was 24.1% and 26.3%, respectively. The effective tax rate in the first nine months of 2022 and 2021 was 24.9% and 24.1%, respectively. The first nine months of 2022 and 2021 rates include the impact of the recognition of excess tax benefits on share-based compensation that was recorded as a reduction to income tax expense in the amount of $4.0 million and $5.7 million, respectively.

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

Third Quarter and Nine Months Ended September 25, 2022 Compared to 2021
General

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

	Third Quarter Ended
(thousands)	September 25, 2022	September 26, 2021	Amount Change	% Change
Sales
Manufacturing	$846,891	$792,299	$54,592	7%
Distribution	286,538	289,822	(3,284)	(1)%
Gross Profit
Manufacturing	182,362	149,139	33,223	22%
Distribution	56,150	57,349	(1,199)	(2)%
Operating Income
Manufacturing	109,462	91,370	18,092	20%
Distribution	27,228	31,187	(3,959)	(13)%

	Nine Months Ended
(thousands)	September 25, 2022	September 26, 2021	Amount Change	% Change
Sales
Manufacturing	$2,954,420	$2,151,946	$802,474	37%
Distribution	1,045,906	833,381	212,525	26%
Gross Profit
Manufacturing	677,873	420,625	257,248	61%
Distribution	207,473	158,047	49,426	31%
Operating Income
Manufacturing	460,691	269,227	191,464	71%
Distribution	116,835	83,563	33,272	40%

Manufacturing
Sales. Sales increased $54.6 million, or 7%, to $846.9 million in the third quarter of 2022 from $792.3 million in the prior year quarter. For the first nine months of 2022, sales increased $802.5 million, or 37%, to $2,954.4 million in the first nine months of 2022 from $2,151.9 million in the prior year period. This segment accounted for approximately 75% and 73% of the Company’s sales for the third quarter of 2022 and 2021, respectively, and 74% and 72% of the Company’s sales for the first nine months of 2022 and 2021, respectively. The sales increase in the third quarter of 2022 compared to 2021 was attributed to sales increases in the Company's marine, MH and industrial markets partially offset by a decline in RV market sales resulting from a reduction in RV OEM production. The Company's RV end market sales decreased 18%, the marine end market sales increased 56%, the MH end market sales increased 30% and industrial end market sales increased 21%. The sales increase in the first nine months of 2022 compared to the same 2021 period was attributed to sales increases in all four of the Company's end markets, where sales to the RV end market increased 29%, marine increased 63%, MH increased 41% and industrial increased 29%. Net sales in the third quarter and first nine months of 2022 attributable to acquisitions completed in the first nine months of 2022 was approximately $38.0 million and $87.3 million, respectively. Net sales in the third quarter and first nine months of 2021 attributable to acquisitions completed in the first nine months of 2021 was approximately $63.4 million and $110.1 million, respectively.
Gross Profit. Gross profit increased $33.3 million, or 22%, to $182.4 million in the third quarter of 2022 from $149.1 million in the third quarter of 2021. For the first nine months of 2022, gross profit increased $257.3 million, or 61%, to $677.9 million from $420.6 million in the first nine months of 2021. As a percentage of sales, gross profit increased to 21.5% in the third quarter of 2022 from 18.8% in the third quarter of 2021, and increased to 22.9% in the first nine months of 2022 from 19.5% in the first nine months of 2021.
Gross profit margin increased during the third quarter of 2022 compared to third quarter of 2021 primarily due to a 260 basis point decrease in manufacturing material expense as a percentage of sales and an 80 basis point decrease in manufacturing labor as a percentage of sales, partially offset by a 60 basis point increase in manufacturing overhead as a percentage of sales. These margin improvements were in part a result of previous and ongoing automation and production efficiency initiatives, as well as the margin profiles of certain acquisitions.
Gross profit margin increased during the first nine months of 2022 compared to the first nine months of 2021 primarily due to a 160 basis point decrease in manufacturing labor as a percentage of sales, a 100 basis point decrease in manufacturing overhead as a percentage of sales, and a 70 basis point decrease in manufacturing material expense as a percentage of sales. These margin improvements were in part a result of previous and ongoing automation and production efficiency initiatives, as well as the margin profiles of certain acquisitions and leveraging certain fixed costs.
Operating Income. Operating income increased $18.1 million, or 20%, to $109.5 million in the third quarter of 2022 from $91.4 million in the prior year quarter. For the first nine months of 2022, operating income increased $191.5 million, or 71%, to $460.7 million from $269.2 million in the prior year period. The overall increase in operating income in the third quarter and first nine months of 2022 primarily reflects the items discussed above.
Distribution
Sales. Sales decreased $3.3 million, or 1%, to $286.5 million in the third quarter of 2022 from $289.8 million in the prior year quarter. For the first nine months of 2022, sales increased $212.5 million, or 26%, to $1,045.9 million in the first nine months of 2022 from $833.4 million in the prior year period. This segment accounted for approximately 25% and 27% of the Company’s sales for the third quarter of 2022 and 2021, respectively, and approximately 26% and 28% of the Company’s sales for the first nine months of 2022 and 2021, respectively. The sales decrease in the third quarter of 2022 compared to the third quarter of 2021 was attributed to a 16% decrease in our RV market sales as a result of reduced wholesale shipments, partially offset by a 74% increase in marine market sales and a 30% increase in MH market sales. The sales increase in the first nine months of 2022 compared to the first nine months of 2021 was attributed to a 20% increase in our RV market sales, a 97% increase in marine market sales, and a 37% increase in MH market sales, partially offset by a 2% decrease in industrial market sales. None of the net sales in the third quarter and first nine months of 2022 were attributable to acquisitions completed in the first nine months of 2022. Net sales in the third quarter and first nine months of 2021 attributable to acquisitions completed in the first nine months of 2021 were approximately $20.6 million and $36.0 million, respectively.

Gross Profit. Gross profit decreased $1.1 million, or 2%, to $56.2 million in the third quarter of 2022 from $57.3 million in the third quarter of 2021. For the first nine months of 2022, gross profit increased $49.5 million, or 31%, to $207.5 million from $158.0 million in the first nine months of 2021. As a percentage of sales, gross profit decreased slightly to 19.6% in the third quarter of 2022 from 19.8% in the third quarter of 2021, and increased to 19.8% in the first nine months of 2022 from 19.0% in the first nine months of 2021.
Gross profit margin decreased during the third quarter of 2022 compared to third quarter of 2021 primarily due to an 80 basis point increase in distribution material expense as a percentage of sales as a result of supply-chain constraints and increased material costs, partially offset by a 70 basis point decrease in distribution labor as a percentage of sales primarily attributable to a decrease in utilization of outsourced labor.
Gross profit margin increased during the first nine months of 2022 compared to first nine months of 2021 primarily due to a 290 basis point decrease in distribution labor as a percentage of sales attributable to reduced utilization of outsourced labor, partially offset by a 200 basis point increase in distribution material expense as a percentage of sales as a result of supply-chain constraints and increased material costs.
Operating Income. Operating income decreased $4.0 million, or 13%, to $27.2 million in the third quarter of 2022 from $31.2 million in the prior year quarter. For the first nine months of 2022, operating income increased $33.2 million, or 40%, to $116.8 million from $83.6 million in the prior year period. The changes in operating income in the third quarter and first nine months of 2022 primarily reflects the items discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our liquidity at September 25, 2022 consisted of cash and cash equivalents of $53.3 million and $432.1 million of availability under our credit facility. This unused capacity on our revolving credit facility is net of a $202.5 million temporary reserve until the settlement of our 1.00% Convertible Notes due 2023.
Cash Flows
Operating Activities
Cash flows from operating activities are one of the Company's primary sources of liquidity, representing the net income the Company earned in the reported periods, adjusted for non-cash items and changes in operating assets and liabilities.
Net cash provided by operating activities was $229.8 million in the first nine months of 2022 compared to $147.4 million in the first nine months of 2021. The increase is primarily attributable to an increased source of cash from (i) a $124.1 million increase in net income and (ii) a $20.0 million increase in depreciation and amortization, partially offset by an increase in use of cash for net working capital of $47.0 million, associated primarily with a reduction in current liabilities, as compared to the prior period. In addition, there was a decrease in a source of cash for deferred income taxes of $6.5 million and an increase in a use of cash for gain on sale of property, plant and equipment of $5.7 million.
Investing Activities
Net cash used in investing activities decreased $134.8 million to $208.9 million in the first nine months of 2022 from $343.7 million in the first nine months of 2021 primarily due to a decrease in cash used in business acquisitions of $144.8 million, partially offset by an increase in capital expenditures of $19.2 million.
Financing Activities
Net cash used in financing activities was $90.5 million in the first nine months of 2022 compared to net cash provided by financing activities of $196.4 million in the first nine months of 2021. This change is primarily due to proceeds of $350.0 million from the Company's issuance of its 4.75% Senior Notes due 2029 in the first nine months of 2021 and an additional $58.8 million in term loan borrowings in the first nine months of 2021. These changes were partially offset by a decrease in net revolver repayments of $139.5 million compared to the prior year period and an $18.6 million increase in stock repurchases and dividends to shareholders.

Summary of Liquidity and Capital Resources
At September 25, 2022, the Company's existing cash and cash equivalents, cash generated from operations, and available borrowings under its current credit facility are expected to be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months, exclusive of any acquisitions, based on its current cash flow budgets and forecast of short-term and long-term liquidity needs, including satisfying its obligations related to the 1.00% Convertible Notes due 2023.
The ability to access unused borrowing capacity under the Company's current credit facility as a source of liquidity is dependent on maintaining compliance with the financial covenants as specified under the terms of the Company's current credit agreement (as amended, the "2021 Credit Agreement").
As of and for the reporting period ended September 25, 2022, the Company was in compliance with its financial covenants as required under the terms of its 2021 Credit Agreement. The required maximum consolidated secured net leverage ratio and the required minimum consolidated fixed charge coverage ratio, as such ratios are defined in the 2021 Credit Agreement, compared to the actual amounts as of September 25, 2022 and for the fiscal period then ended are as follows:

	Required	Actual
Consolidated secured net leverage ratio (12-month period)	2.75	0.27
Consolidated fixed charge coverage ratio (12-month period)	1.50	6.19
In addition, as of September 25, 2022, the Company's consolidated total net leverage ratio (12-month period) was 1.81. While this ratio was a covenant under the Company’s credit agreement in existence prior to the 2021 Credit Agreement, it is not a covenant under the 2021 Credit Agreement. However, it is used in the determination of the applicable borrowing margin under the 2021 Credit Agreement.
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
Debt Obligations under Credit Agreement
At September 25, 2022, our total debt obligations under our credit agreement were under SOFR-based interest rates. A 100-basis point increase in the underlying SOFR would result in additional annual interest cost of approximately $2.8 million, assuming average borrowings, including our term loan, subject to variable rates of $275.6 million, which was the amount of such borrowings outstanding at September 25, 2022 subject to variable rates. The $275.6 million excludes deferred financing costs related to the term loan.

LIBOR Transition
Beginning December 31, 2021, banks stopped reporting information used to set LIBOR as their reporting obligations ceased. The cessation of certain LIBOR tenures beginning as of December 31, 2021 and future cessation of other tenures, including the one-month LIBOR, effectively ended the usefulness of LIBOR and its publication. On August 11, 2022, we amended our existing credit agreement, as described in Note 9 of the Notes to Condensed Consolidated Financial Statements, which provides for interest rate calculations based on the use of SOFR. The replacement of LIBOR with SOFR may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness for the interest periods if the applicable LIBOR rate was available in its current form.

Commodity Volatility
The prices of key raw materials, consisting primarily of lauan, gypsum, particleboard, aluminum, softwoods lumber, and petroleum-based products, are influenced by demand and other factors specific to these commodities, such as the price of oil, rather than being directly affected by inflationary pressures. Prices of certain commodities have historically been volatile and continued to fluctuate in the third quarter of 2022. During periods of volatile commodity prices, we have generally been able to pass both price increases and decreases to our customers in the form of price adjustments. We are exposed to risks during periods of commodity volatility because there can be no assurance future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match raw material cost increases or decreases. We do not believe that commodity price volatility had a material effect on results of operations for the periods presented.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

ITEM 1A.	RISK FACTORS
Except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2022, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 27- July 24, 2022	15,810	$54.31	15,810	$69,430,794
July 25 - August 28, 2022	137	60.72	—	69,430,794
August 29 - September 25, 2022	138,578	47.48	138,578	62,850,485
	154,525		154,388
(1) Amount includes 137 shares of common stock purchased by the Company in aggregate in August 2022 for the sole purpose of satisfying the minimum tax withholding obligations of employees upon the vesting of stock awards held by the employees.
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

PATRICK INDUSTRIES, INC.
(Registrant)

Date: November 3, 2022	By:	/s/ Andy L. Nemeth
Andy L. Nemeth
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Jacob R. Petkovich
Jacob R. Petkovich
Executive Vice President Finance, Chief Financial Officer and Treasurer